Form 10-K
period 1996-06-30
QUAD CITY HOLDINGS INC
filed 1996-09-27
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


(Mark One)

[ x ] Annual report under Section 13 or 15(d) of the  Securities  Exchange
      Act of 1934 (Fee required) For the fiscal year ended June 30, 1996

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934 (No fee required)
      For the transition period from __________________ to _____________________


      Commission file number:  0-22208


                            Quad City Holdings, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                        42-1397595
- -------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


   2118 Middle Road, Bettendorf, Iowa                                   52722
- ----------------------------------------                              ----------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (319) 344-0600
                ------------------------------------------------
                (Issuer s Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None.

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, $1 Par Value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days. Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer s revenues for its most recent fiscal year were $8,245,754.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of August 23, 1996 was approximately $18,950,000. As of said date, the Issuer had 1,437,824 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:
         ---------------------------------------------------------------
         Part III of Form 10-KSB - Proxy statement for annual meeting of stockholders to be held in 1996.

Transitional Small Business Disclosure Format (check one): Yes [   ]    No [ x ]

Part I

Item 1.  Description of the Business

         Quad City Holdings, Inc. (the "Company") was formed in February of 1993 under the laws of the state of Delaware for the purpose of becoming the bank holding company of Quad City Bank and Trust Company (the "Bank").

         The Bank was capitalized on October 13, 1993 and commenced operations on January 7, 1994. The Bank is organized as an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full-service commercial and consumer banking services in Bettendorf and Davenport, Iowa and adjacent communities.

         Quad City Bancard, Inc. ("Bancard") was capitalized on April 3, 1995, as a Delaware corporation which provides merchant credit card processing services. This operation had previously been a division of the Bank since July 1994. Bancard has contracted with an independent sales organization which markets credit card services to merchants throughout the country. Currently, approximately 8,500 merchants process transactions with Bancard.

         The Company owns 100% of the Bank and Bancard, and in addition to such ownership invests its capital in stocks of financial institutions and mutual funds, as well as participates in loans with the Bank.

         The Bank competes with other commercial banks, savings banks, savings and loan institutions, credit unions and other financial service organizations in the Quad Cities market. Being established in 1994, the Bank is one of the smaller financial institutions in its market. The Bank, the Company and Bancard are regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). In addition, the Bank is regulated by the Iowa Superintendent of Banking (the "Iowa Superintendent") and the Federal Deposit Insurance Corporation (the "FDIC").

         The Company s principal business consists of attracting deposits from the public and investing those deposits in loans and securities. The Bank s deposits are insured to the maximum allowable by the FDIC. The Company s results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits. The Company s operating results are affected by merchant credit card fees, trust fees, deposit service charges, and other income. Operating expenses of the Company include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses and other administrative expenses. The Company s operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

         The commercial banking business is a highly regulated business. See Appendix A for a brief summary regarding federal and state statutes and regulations, which are applicable to the Company and its subsidiaries. Supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of bank holding companies and banks.

         The Company, the Bank and Bancard have a June 30th fiscal year end and employ 53 individuals. No one customer accounts for more than 10% of revenues, loans or deposits.

         See Appendix B for the tables and schedules which show selected comparative statistical information required pursuant to the industry guides promulgated under the Securities Act of 1993, relating to the business of the Company.


Item 2.  Description of Property

         The main offices of the Company and the Bank are in a 6,700 square foot facility which was completed in January of 1994. In March of 1994, the Bank acquired that facility, which is located at 2118 Middle Road in Bettendorf.

         Construction of a second full service banking facility was completed in July of 1996 to provide for the convenience of customers and to expand its market territory. The Bank also owns its portion of that facility which is located at 4500 Brady Street in Davenport. The two story building is in two segments that are separated by an atrium. The Bank owns the south half of the building, while the northern portion is owned by the developer. Each floor is 6,000 square feet. The Bank occupies its first floor and utilizes the basement for storage and item processing. Three thousand square feet of its second floor has been leased to a professional services firm. The remaining 3,000 square feet is available for lease.

         Bancard leases approximately 1,700 square feet of office space in Bettendorf from an unrelated third party.

         Management is of the opinion that the facilities are of sound construction, in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Company.

         The Bank has limited its investment in premises to approximately 50% of Bank capital. The Bank frequently invests in commercial real estate mortgages. The Bank also invests in residential mortgages. The Bank has established lending policies which include a number of underwriting factors to be considered in making a loan including, location, loan to value ratio, interest rate and credit worthiness of the borrower.

         No individual real estate property or mortgage amounts to 10% or more of consolidated assets.

Item 3.  Legal Proceedings

         The Company is not aware of any legal proceedings against it, the Bank or Bancard.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to the stockholders of the Company for a vote during the fourth quarter of the fiscal year ended June 30, 1996.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company s common stock has been traded on The Nasdaq SmallCap Market since October 6, 1993. High and low sales prices, as reported on Nasdaq for each quarterly period during the two fiscal years ended June 30, 1996 and 1995 were as follows:
                                 Fiscal 1996            Fiscal 1995
                                 Sale Price             Sale Price
                             ------------------    ----------------------
                               High       Low       High            Low
                             -------    -------    -------        -------
First quarter ..........     $12        $ 9 3/4    $10            $ 9
Second quarter .........      12         10 1/2    $10              9 1/4
Third quarter ..........      12 3/4     10 3/4      9 3/4          8 1/2
Fourth quarter .........      13 3/4     12         10 1/2          8 3/4

         No cash dividends were declared during the past fiscal year. At June 30, 1996, there were estimated to be approximately 2,200 holders of record of the Company s common stock.

         The Company expects that all earnings, will be retained to finance the growth of the Company, the Bank and Bancard, and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will probably be largely dependent upon dividends from the Bank and Bancard for funds to pay dividends on the common stock.

         Under Iowa law, the Bank will be restricted as to the maximum amount of dividends it may pay on its common stock. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. The Bank is a member of the Federal Reserve System. The total of all dividends declared by the Bank in a calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. In addition, the Federal Reserve Board, the Iowa Superintendent and the FDIC are authorized under certain circumstances to prohibit the payment of dividends by the Bank. In the case of the Company, further restrictions on dividends may be imposed by the Federal Reserve Board.

Item 6.  Management s Discussion and Analysis

         Results of Operations

         Net income for the year ended June 30, 1996 was $682,588, compared to a net loss of $373,782 for the year ended June 30, 1995. Results improved primarily because of a $1,224,743 increase in net interest income after provision for loan losses, and a $1,114,590 increase in other income. These increases were offset by a $1,282,963 increase in other expenses due primarily to the increased number of employees and higher operating costs related to the increased volume of business. A loss was reported for the period ended June 30, 1994 of $1,122,402. Because the Company was a start-up venture, there were expected losses during the pre-opening period and for the first several years of operations.

         Interest income increased to $6,583,467 in fiscal 1996 from $3,550,122 in fiscal 1995, a rise of $3,033,345. The rise was primarily due to greater average outstanding balances in interest bearing assets. Interest income is comprised primarily of interest income on loans (including loan fees), securities, federal funds sold and the Company s own deposits maintained at other financial institutions. Interest income should continue to grow as the loan portfolio and other assets increase, and would also increase as a result of a rise in interest rates.

         Interest expense increased to $3,486,380 in fiscal 1996 from $1,895,575 in fiscal 1995, an increase of $1,590,805, and represented interest paid primarily to depositors, as well as interest paid on federal funds purchased, and Federal Home Loan Bank advances. The increase in interest expense was again primarily due to greater average outstanding balances in interest bearing liabilities. Interest expense will continue to increase as deposits and Federal Home Loan Bank advances grow and would also increase as a result of a rise in interest rates.

         Net interest income for the years ended June 30, 1996 and June 30, 1995 amounted to $3,097,087 and $1,654,547, respectively, and represented the difference between interest income earned on earning assets and interest expense paid on interest bearing liabilities.

         The provision for loan losses is established based on factors such as the local and national economy and the risk associated with the loans in the portfolio. The Company s provision for loan losses was $500,397 for the year ended June 30, 1996, compared to $282,600 for the year ended June 30, 1995. The $217,797 increase in the provision for loan losses was primarily attributable to the growth in the loan portfolio during fiscal 1996. The increase maintained the Company s allowance for estimated losses on loans at 1.5% of total loans at both June 30, 1996 and June 30, 1995.

         Other income of $1,662,287 and $547,697 during the fiscal years 1996 and 1995, respectively, consisted of merchant credit card income, trust income, deposit service charges, the net of investment securities gains and losses and miscellaneous income. The $1,114,590 increase was primarily due to the addition of new customers and increased volume of the merchant credit card processing services at Bancard, the addition of new clients in the trust department at the Bank, the increase in demand deposit customers, and the growth in the commission income generated by the investment center.

         Operating expenses consisted primarily of salaries and benefits; other expense, including bank service charges and trust related expenses; professional fees, including data processing fees; and marketing and advertising expenses. Other operating expenses increased to $3,576,389 in fiscal 1996 from $2,293,426 in fiscal 1995. The $1,282,963 increase was primarily due to higher overhead expenses on the increased volume of business attained during fiscal 1996. Management will continue to attempt to contain overhead costs while maintaining optimal service levels and productivity.

         In fiscal 1996, salaries and benefits experienced the most significant increase of any noninterest expense component. For the twelve months ended June 30, 1996, total salaries and benefits increased to $1,973,682, or $798,808 over the June 30, 1995 total of $1,174,874. The change was primarily attributable to the increase in the Company s number of employees.

         In fiscal 1995, the Bank s FDIC premiums were assessed at the rate of .23% of insured deposits. On November 14, 1995, the FDIC reduced the Bank s FDIC premium to 0%. However, the Bank will continue to pay the $1,000 minimum semi-annual assessment required by federal statute.

         Financial Condition and Liquidity

         Total assets of the Company grew by $30,674,895, or 37.96%, to $111,474,977 at June 30, 1996 from $80,800,082 at June 30, 1995. The increase primarily resulted from an increase in deposits received from customers. While asset growth is expected to continue for the year ended June 30, 1997, it is likely to be at a lesser percentage rate from the increase during the past year.

         Cash and due from banks increased by $2,785,137, or 72.71%, to $6,615,407 at June 30, 1996 from $3,830,270 at June 30, 1995 and represented cash maintained at the Bank, and funds that the Bank and the Company had deposited in other banks in the form of demand deposits.

         Federal funds sold are inter-bank funds with daily liquidity. At June 30, 1996, the Bank had invested $2,728,000 in such funds. Such amount decreased by $10,222,000, or 78.93%, from $12,950,000 at June 30, 1995.
         This decrease was attributable to the reduction in funds received from correspondent banking customers to be reinvested in overnight deposits "as principal". In August 1995, the Company s correspondent banking department implemented an "agent" federal funds program, whereby the funds received from downstream correspondent banking customers merely pass through the Company s financial statements to upstream correspondent banks. The implementation of the "agent" program resulted in a decrease to assets (federal funds sold) and liabilities (federal funds purchased). This department provides various services to other financial institutions, including cash management services.

         Certificates of deposit at financial institutions increased by $1,489,154, or 37.39% to $5,472,012 at June 30, 1996 from $3,982,858 at
         June 30, 1995 and represented funds that the Company and its subsidiaries had deposited in other banks in the form of certificates of deposit. Management elected to invest in these deposits to earn a yield that exceeded the yield of U.S. treasury securities at comparable maturities.

         Pursuant to a FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", the Company transferred securities with an amortized cost of $7,992,513 and an unrealized gain of $12,030 from the held to maturity portfolio to the available for sale portfolio in December, 1995. This "one-time" transfer was made based on management s reassessment of their previous designations of securities giving consideration to liquidity needs, the management of interest rate risk and other factors.

         A portion of the Bank s investment securities are purchased with the intent to hold the securities until they mature. These held to maturity securities were recorded at amortized cost at both June 30, 1996 and June 30, 1995. At June 30, 1996, mortgage-backed securities and municipal securities made up the $3,156,601 balance. This was a decrease of $7,861,542, or 71.35%, from June 30, 1995, when U.S.
         treasury and agency securities, mortgage-backed securities and taxable municipal securities made up the $11,018,143 balance. Market values at June 30, 1996 and June 30, 1995 were $3,097,115 and $10,901,057, respectively. The decrease was primarily attributable to the "one-time" transfer described in the previous paragraph.

         All of the Company s and a portion of the Bank s securities are placed in the available for sale category as the securities may be liquidated to provide cash for operating or financing purposes. These securities were reported at fair value and increased by $15,999,757, or 106.43% to $31,032,652 at June 30, 1996 from $15,032,895 at June 30,1995. The amortized cost of such securities at June 30, 1996 and June 30, 1995 was $31,518,121 and $14,914,642, respectively. The increase was attributable to the "one-time" transfer described above, as well as the purchase of U.S. agency and other securities into the investment portfolio.

         The amortized cost and the weighted average rate yields for the categories of securities are summarized below.

                                            1996                         1995
                                  -------------------------   ---------------------------
                                   Amortized     Average       Amortized      Average
                                     Cost         Yield          Cost          Yield
                                  -----------  ------------   -----------  --------------
Securities held to maturity:
     U.S. treasury securities .   $         0       0.000     $ 8,000,218        4.640%
     U.S. agency securities ...             0       0.000         500,000        7.100
     Mortgage-backed securities     2,560,793       5.983       2,318,460        5.962
     Municipal securities .....       595,808       6.657         199,465        7.456
                                  -----------                 -----------
          Totals ..............   $ 3,156,601                 $11,018,143
                                  ===========                 ===========
Securities available for sale:
     U.S. treasury securities .   $14,504,449       5.920     $ 6,016,543        7.032%
     U.S. agency securities ...    12,612,166       6.222       5,477,243        7.407
     Mortgage-backed securities     2,851,340       6.737       3,092,266        7.490
     Other securities .........     1,550,166     Variable        328,590       Variable
                                  -----------                 -----------
          Totals ..............   $31,518,121                 $14,914,642
                                  ===========                 ===========

Loans receivable increased by $25,302,143, or 80.30%, to $56,809,720 at June 30, 1996 from $31,507,577 at June 30, 1995. The totals represented loans made by the Bank and also loan participations the Company had purchased from the Bank, on loans that exceeded the Bank s legal lending limit. As of June 30, 1996, the Bank s legal lending limit was $1,725,000. The Company has received approval from the Federal Reserve Board to grant loans and to participate in loans with the Bank. The majority of residential real estate loans originated by the Bank were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. During the fiscal year ended 1996, the Bank originated $41,276,181 of loans and received repayments of $15,853,666.

The Company s allowance for estimated losses on loans was $852,500 at June 30, 1996 or 1.5% of total loans, compared to $472,475 or 1.5% at June 30, 1995. Although management believes that the allowance for estimated losses on loans at June 30, 1996 was at a level that is adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional contributions to its provision for loan losses in the future. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality.

At June 30, 1996, past due loans 30 days or more amounted to $864,368. At June 30, 1995, past due loans 30 days or more amounted to $87,574. Past due loans as a percentage of gross loans receivable at June 30, 1996 and June 30, 1995 was 1.52% and 0.28%, respectively. The Company anticipated an increase in this category in fiscal 1996 from the prior year. At June 30, 1995, much of the loan portfolio had been on the books for a relatively short time period, thus an increase in past due loans was likely as the portfolio matured. Over one third of the past due total at June 30, 1996, has subsequently been repaid and the remainder has been or is in the process of renegotiation. The Company intends to closely monitor these loans and does not anticipate any material losses.

The Company experienced charge-offs of $120,372 during the fiscal 1996 year compared to $1,725 during the fiscal 1995 year. The fiscal 1996 charge-offs were comprised primarily of a single $400,000 commercial loan that was not fully realized upon liquidation of the borrower. The Company charged off all of the uncollected balance at June 30, 1996 and still holds stock in the parent company of the borrower. The ultimate realization of this collateral is unknown, therefore the Company has placed no value on the stock.

Premises and equipment increased by $2,729,199 to $4,531,038 at June 30, 1996 from $1,801,839 at June 30, 1995. The increase resulted primarily from the Bank paying the developer its accumulated construction costs of the new Davenport banking location. Additional information regarding the composition of this account and related accumulated depreciation is described in footnote 4 to the consolidated financial statements.

Accrued interest receivable on loans, securities and interest-bearing cash accounts increased to $1,121,268 at June 30, 1996 from $685,880 at June 30, 1995. The increase was primarily due to greater average outstanding balances in interest bearing assets.

Other assets at June 30, 1996 and June 30, 1995 consisted primarily of miscellaneous receivables, prepaid expenses and accrued trust department income, and totaled $860,779 and $463,095, respectively. The increase was attributable to the increased volume of business and the related prepaid expenses associated with the pace of growth at the Bank and Bancard.

Deposits grew to $92,918,118 at June 30, 1996 from  $61,097,686 at June 30,1995, for an increase of $31,820,432, or 52.08%. The increase consisted of a $20,746,932 increase in demand, NOW, money market and savings accounts and a $11,073,500 increase in time deposit accounts.

Federal funds purchased representing inter-bank funds received from other banks decreased by $6,021,072 to $1,190,000 at June 30, 1996 from $7,211,072 at June
30, 1995. This decrease was attributable to the reduction in funds received from correspondent banking customers to be reinvested in overnight deposits "as principal".

Federal Home Loan Bank ("FHLB") advances increased to $3,411,470 at June 30, 1996 from $0 at June 30, 1995. The Bank is a member of the FHLB of Des Moines. As of June 30, 1996, the Bank held $1,249,700 of FHLB stock. As a result of its membership in the FHLB, the Bank has the ability to borrow funds for short-or long-term purposes under a variety of programs.

Other borrowings increased to $1,000,000 at June 30, 1996 from $0 at June 30, 1995. Other borrowings consist of the amount outstanding on a $1,500,000 revolving credit note, which is secured by all the outstanding stock of the Bank. The borrowed funds were utilized to provide additional capital to the Bank to maintain the required 9% leverage ratio.

Other liabilities grew to $1,286,783 at June 30, 1996 from $901,584 at June 30, 1995 for an increase of $385,199 or 42.72%. Other liabilities consisted primarily of accrued interest payable on deposit accounts, accrued expenses and accounts payable. The increase was primarily attributable to the greater average outstanding balances in interest bearing liabilities.

Stockholders equity increased slightly to $11,668,606 at June 30, 1996 from $11,589,740 at June 30, 1995. Such increase was the combination of the net income offset by an increase in the unrealized losses on securities available for sale.

Common stock of $1,437,824 at June 30, 1996 and June 30, 1995 represented 1,437,824 shares at $1.00 par value of the Company s common stock.

The accumulated deficit decreased by $682,588 to $1,048,165 at June 30, 1996 from $1,730,753 at June 30, 1995. The accumulated deficit was comprised of pre-opening expenses, start-up expenses for the Bank, and prior net losses incurred, offset by the current fiscal year net income. The Company expected to experience start-up losses for the first several years of operation.

In anticipation of continued asset growth, the Company has decided to conduct a preferred stock offering. The Company desires to raise at least $7.5 million.

Liquidity

For banks, liquidity represents the ability to meet both withdrawals from deposits and the funding of loans. The assets that provide for liquidity are cash, federal funds sold, and short term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Securities that are available for sale in the Company s portfolio can be readily converted to cash if necessary. Management believes that current liquidity levels are sufficient to meet future demands. Net cash inflows from operating activities provided cash of $836,093 for the year ended June 30, 1996 and used cash of $185,902 for the year ended June 30, 1995. The improvement in cash flow during the year resulted primarily from improved earnings. Net cash outflows from investing activities totaled $28,261,786 for the year ended June 30, 1996, compared to cash outflows of $39,379,019 for the year ended June 30, 1995. The net outflows of cash were largely associated with the growth in the loan portfolio combined with the purchases of available for sale securities. Cash inflows from financing activities totaled $30,210,830 for the year ended June 30, 1996, compared to cash inflows of $41,281,203 for the year ended June 30, 1995. The components of the net cash inflows were the growth of deposit accounts, as well as the increase in other borrowings and FHLB advances.

Impact of Inflation and Changing Prices

Unlike most industries, essentially all of the assets and liabilities of a bank are monetary in nature. As such, the level of prices has less of an effect than do interest rates. Prices and interest rates do not always move in the same direction. The Company s financial statements and notes are generally prepared in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.

Impact of New Accounting Standards

The Financial Accounting Standards Board has issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which becomes effective for years beginning after December 15, 1995. The Statement generally requires long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized. Management believes that adoption of this Statement will not have a material effect on the Company s financial statements.

The  Financial   Accounting   Standards  Board  has  issued  Statement  No.  123
"Accounting for Stock Based Compensation" which becomes effective for years beginning after December 15, 1995. This Statement establishes a fair value based method for stock-based compensation plans. Management believes that adoption of this Statement will not have a material effect on the Company s financial statements.

The Financial Accounting Standards Board has issued Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which becomes effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Management believes that adoption of this Statement will not have a material effect on the Company s financial statements.

Item 7.  Financial statements

QUAD CITY HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditor's Report

Consolidated Balance Sheets at June 30, 1996 and 1995

Consolidated Statements of Income for the years ended
     June 30, 1996, 1995 and 1994

Consolidated Statements of Stockholders  Equity for the years ended
     June 30, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the years ended
     June 30, 1996, 1995 and 1994

Notes to Consolidated Financial Statements

                             McGLADREY & PULLEN, LLP
                  Certified Public Accountants and Consultants


                          Independent Auditor s Report




To the Board of Directors
     and Stockholders
Quad City Holdings, Inc.
Bettendorf, Iowa

We have audited the accompanying consolidated balance sheets of Quad City Holdings, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders equity, and cash flows for the years ended June 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quad City Holdings, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the years ended June 30, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.




/s/ McGLADREY & PULLEN, LLP


Davenport, Iowa
July 26, 1996

QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND 1995


                                                                                                      1996                  1995
                                                                                                 -------------        -------------

ASSETS
Cash and due from banks ..................................................................       $   6,615,407        $   3,830,270
Federal funds sold .......................................................................           2,728,000           12,950,000
Certificates of deposit at financial institutions ........................................           5,472,012            3,982,858

Securities held to maturity, at amortized cost (Note 2) ..................................           3,156,601           11,018,143
Securities available for sale, at fair value (Note 2) ....................................          31,032,652           15,032,895
                                                                                                 -------------        -------------
     Total securities ....................................................................          34,189,253           26,051,038
                                                                                                 -------------        -------------
Loans receivable (Note 3) ................................................................          56,809,720           31,507,577
Less: Allowance for estimated losses on loans (Note 3) ...................................            (852,500)            (472,475)
                                                                                                 -------------        -------------
     Net loans receivable ................................................................          55,957,220           31,035,102
                                                                                                 -------------        -------------

Premises and equipment, net (Note 4) .....................................................           4,531,038            1,801,839
Accrued interest receivable ..............................................................           1,121,268              685,880
Other assets .............................................................................             860,779              463,095
                                                                                                 -------------        -------------
        Total assets .....................................................................       $ 111,474,977        $  80,800,082
                                                                                                 =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing ...................................................................       $  15,730,265        $   5,628,526
   Interest-bearing ......................................................................          77,187,853           55,469,160
                                                                                                 -------------        -------------
     Total deposits (Note 5) .............................................................          92,918,118           61,097,686
                                                                                                 -------------        -------------
Federal funds purchased ..................................................................           1,190,000            7,211,072
Federal Home Loan Bank advances (Note 6) .................................................           3,411,470                    0
Other borrowings (Note 7) ................................................................           1,000,000                    0
Other liabilities ........................................................................           1,286,783              901,584
                                                                                                 -------------        -------------
        Total liabilities ................................................................          99,806,371           69,210,342
                                                                                                 -------------        -------------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (Note 11)
Preferred stock, $1 par value; shares authorized 250,000; shares issued none .............                   0                    0
Common stock, $1 par value; shares authorized 2,500,000; shares issued
  and outstanding 1,437,824 ..............................................................           1,437,824            1,437,824
Additional paid-in capital ...............................................................          11,764,416           11,764,416
Retained earnings (deficit) ..............................................................          (1,048,165)          (1,730,753)
                                                                                                 -------------        -------------
                                                                                                    12,154,075           11,471,487
Unrealized gains (losses) on securities available for sale, net ..........................            (485,469)             118,253
                                                                                                 -------------        -------------
        Total stockholders' equity .......................................................          11,668,606           11,589,740
                                                                                                 -------------        -------------
        Total liabilities and stockholders' equity .......................................       $ 111,474,977        $  80,800,082
                                                                                                 =============        =============

See Notes to Consolidated Financial Statements

QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 1996, 1995 and 1994

                                                                                      1996              1995                1994
                                                                                   -----------       -----------        -----------
Interest income:
     Interest and fees on loans ............................................       $ 3,972,856       $ 1,974,150        $   213,036
     Interest and dividends on securities ..................................         1,868,976         1,052,557            408,255
     Interest on federal funds sold ........................................           382,226           423,292             90,987
     Other interest ........................................................           359,409           100,123             24,816
                                                                                   -----------       -----------        -----------
          Total interest income ............................................         6,583,467         3,550,122            737,094
                                                                                   -----------       -----------        -----------

Interest expense:
      Interest on deposits (Note 5) ........................................         3,349,548         1,792,850            253,513
      Interest on other borrowings .........................................           136,832           102,725                  0
                                                                                   -----------       -----------        -----------
          Total interest expense ...........................................         3,486,380         1,895,575            253,513
                                                                                   -----------       -----------        -----------

          Net interest income ..............................................         3,097,087         1,654,547            483,581

 Provision for loan losses (Note 3) ........................................           500,397           282,600            191,500
                                                                                   -----------       -----------        -----------
          Net interest income after provision for loan losses ..............         2,596,690         1,371,947            292,081
                                                                                   -----------       -----------        -----------

 Other income (loss):
     Merchant credit card, net of processing fees ..........................         1,007,830           306,051                  0
     Trust department ......................................................           355,360           149,218             26,918
     Deposit service fees ..................................................           147,678            73,016              8,784
     Investment securities gains (losses), net .............................            22,272           (16,656)           (70,532)
     Other .................................................................           129,147            36,068             33,723
                                                                                   -----------       -----------        -----------
          Total other income (loss) ........................................         1,662,287           547,697             (1,107)
                                                                                   -----------       -----------        -----------

 Other expenses:
     Salaries and benefits .................................................         1,973,682         1,174,874            723,099
     Professional and data processing fees .................................           282,640           192,556            155,439
     Advertising and marketing .............................................           189,761            98,584            122,533
     Occupancy and equipment expense .......................................           289,230           209,468            100,500
     Stationery and supplies ...............................................           100,672            58,585             75,854
     Provision for merchant credit card losses .............................           126,805           126,831                  0
     Insurance .............................................................            86,291           136,015             57,279
     Postage and telephone .................................................           117,741            55,630             31,559
     Unrealized loss on securities held for sale ...........................                 0                 0            150,693
     Other .................................................................           409,567           240,883            147,113
                                                                                   -----------       -----------        -----------
          Total other expenses .............................................         3,576,389         2,293,426          1,564,069
                                                                                   -----------       -----------        -----------
Income (loss) before cumulative effect of a change
   in accounting principle .................................................           682,588          (373,782)        (1,273,095)
Cumulative effect of a change in accounting principle (Note 1) .............                 0                 0            150,693
                                                                                   -----------       -----------        -----------
          Net income (loss) ................................................       $   682,588       $  (373,782)       $(1,122,402)
                                                                                   ===========       ===========        ===========
Before cumulative effect of a change
   in accounting principle .................................................              0.47             (0.26)             (1.23)
Cumulative effect of a change in accounting principle ......................              0.00              0.00               0.15
                                                                                   -----------       -----------        -----------
          Net income (loss) ................................................       $      0.47       $     (0.26)       $     (1.08)
                                                                                   ===========       ===========        ===========

See Notes to Consolidated Financial Statements

QUAD  CITY  HOLDINGS,   INC.  AND   SUBSIDIARIES
CONSOLIDATED   STATEMENTS  OF STOCKHOLDERS'  EQUITY
Years  Ended  June 30,  1996,  1995  and 1994  Securities

                                                                                                 Unrealized
                                                                                                Gains (Losses)
                                                            Additional         Retained         On Securities
                                              Common         Paid-In           Earnings          Available For
                                               Stock         Capital           (Deficit)          Sale, Net            Total
                                            -----------     -----------       -----------       --------------     ------------
Balance, June 30, 1993                      $    75,000     $   630,313       $  (234,569)       $         0       $    470,744
Proceeds from sale of 1,200,000
   shares of common stock,
   net of stock offering costs                1,200,000       9,803,851                 0                  0                  0
Proceeds from sale of 162,824
   shares of common stock,
   net of stock offering costs                  162,824       1,330,252                 0                  0          1,493,076

Unrealized (losses) on securities
   available for sale, net                            0               0                 0           (150,693)          (150,693)
Net (loss)                                            0               0        (1,122,402)                 0         (1,122,402)
                                            -----------     -----------       -----------        -----------        -----------
Balance, June 30, 1994                      $ 1,437,824     $11,764,416       $(1,356,971)       $  (150,693)       $11,694,576

Change in unrealized gains on
   securities available for sale, net                 0              0                  0            268,946            268,946

Net (loss)                                            0              0           (373,782)                 0           (373,782)
                                            -----------    -----------        -----------        -----------        -----------
Balance, June 30, 1995                      $ 1,437,824    $11,764,416        $(1,730,753)       $   118,253        $11,589,740

Change in unrealized gains (losses)
   on securities available for sale, net              0              0                  0           (603,722)          (603,722)

Net income                                            0              0            682,588                  0            682,588
                                            -----------    -----------        -----------        -----------        -----------
Balance, June 30, 1996                      $ 1,437,824    $11,764,416        $(1,048,165)       $  (485,469)       $11,668,606
                                            ===========    ===========        ===========        ===========        ===========

See Notes to Consolidated Financial Statements

QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 1996, 1995 and 1994



                                                                                            1996            1995           1994
                                                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss) ........................................................   $    682,588    $   (373,782)   $ (1,122,402)
          Adjustments to reconcile net income (loss) to net cash provided by
           (used in) operating activities:
            Depreciation and amortization ..........................................        143,173         107,313          41,973
            Provision for loan losses ..............................................        500,397         282,600         191,500
            Provision for merchant credit card losses ..............................        126,805         126,831               0
            Amortization of premiums (accretion of discounts) on securities, net ...        (16,920)          8,108          42,351
            Federal Home Loan Bank stock dividends .................................         (3,000)              0               0
            Realized loss on securities held for sale ..............................              0               0          70,532
            Realized (gains) losses on securities available for sale ...............        (22,272)         16,656               0
            (Increase) in accrued interest receivable ..............................       (435,388)       (450,468)       (201,302)
            (Increase) in other assets .............................................       (397,684)       (437,544)        (14,377)
            Increase in other liabilities ..........................................        258,394         534,384         131,418
                                                                                       ------------    ------------    ------------
               Net cash provided by (used in) operating activities .................   $    836,093    $   (185,902)   $   (860,307)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Net (increase) decrease in federal funds sold ............................     10,222,000      (8,250,000)     (4,700,000)
          Net (increase) in certificates of deposits at financial institutions .....     (1,489,154)     (2,128,005)     (1,854,853)
          Net loans originated .....................................................    (25,422,515)    (18,741,741)    (12,767,461)
          Purchase of securities held to maturity ..................................     (2,873,782)       (500,000)    (10,677,625)
          Purchase of securities available for sale ................................    (18,947,247)    (10,297,885)              0
          Purchase of securities held for sale .....................................              0               0      (8,121,736)
          Proceeds from maturity of securities .....................................      4,000,000               0               0
          Proceeds from calls/paydowns on securities ...............................      4,483,584         387,271         538,630
          Proceeds from sale of securities available for sale ......................      4,637,700         338,600               0
          Proceeds from sale of securities held for sale ...........................              0               0       2,262,313
          Purchase of premises and equipment .......................................     (2,872,372)       (187,259)     (1,763,866)
                                                                                       ------------    ------------    ------------
               Net cash (used in) investing activities .............................   $(28,261,786)   $(39,379,019)   $(37,084,598)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of common stock ...................................              0               0      12,496,927
          Decrease in deferred registration costs ..................................              0               0          45,600
          Net increase (decrease) in federal funds purchased .......................     (6,021,072)      7,211,072               0
          Net increase in time certificates of deposit accounts ....................     11,073,500      19,370,853      15,156,786
          Net increase in non-time deposit accounts ................................     20,746,932      14,699,278      11,870,769
          Net increase in other borrowings .........................................      1,000,000               0               0
          Net increase in Federal Home Loan Bank advances ..........................      3,411,470               0               0
                                                                                       ------------    ------------    ------------
               Net cash provided by financing activities ...........................   $ 30,210,830    $ 41,281,203    $ 39,570,082
                                                                                       ------------    ------------    ------------

               Net increase in cash and due from banks .............................      2,785,137       1,716,282       1,625,177
               Cash and due from banks, beginning ..................................      3,830,270       2,113,988         488,811
                                                                                       ------------    ------------    ------------
               Cash and due from banks, ending .....................................   $  6,615,407    $  3,830,270    $  2,113,988
                                                                                       ============    ============    ============

Supplemental disclosure of cash flow information, cash payments for:
          Interest .................................................................   $  3,384,353    $  1,513,310    $    143,760
                                                                                       ============    ============    ============

Supplemental schedule of noncash investing and financing activities:
          Change in unrealized gains (losses) on securities available for sale, net    $   (603,722)   $    268,946    $   (150,693)
                                                                                       ============    ============    ============
          Investment securities transferred from held to maturity portfolio to
              available for sale portfoilio, at fair value .........................   $  8,004,543    $          0    $          0
                                                                                       ============    ============    ============1

See Notes to Consolidated Financial Statements

QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Nature of Business and Significant Accounting Policies


Nature of business:

    Quad City Holdings, Inc. (the "Company") is a bank holding company providing bank and bank related services through its subsidiaries, Quad City Bank and Trust Company (the "Bank") and Quad City Bancard, Inc. ("Bancard"). The Bank is a commercial bank that serves the Quad Cities area, is chartered and regulated by the state of Iowa, is insured and subject to regulation by the Federal Deposit Insurance Corporation and is a member of and regulated by the Federal Reserve System. Bancard is an entity formed in April, 1995 to conduct the Company s merchant credit card operation. This activity was previously conducted by the Bank.

Significant accounting policies:

    Accounting estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Principals of consolidation:

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and Bancard. All material intercompany accounts and transactions have been eliminated in consolidation.

    Presentation of cash flows:

        For purposes of reporting cash flows, cash and due from banks include cash on hand, amounts due from banks and interest-bearing balances with other banks. Cash flows from loans originated by the Bank, deposits, and federal funds purchased and sold are reported net.

    Investment securities:

        Effective June 30, 1994, the Company adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") and classified investments as held to maturity or available for sale. There were no investments held for trading purposes at June 30,
        1996, 1995 or 1994. Investment securities held to maturity are those debt securities that the Company has the ability and intent to hold until maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. Such securities are carried at cost adjusted for amortization of premiums and accretion of discounts. If the ability or intent to hold to maturity is not present for certain specified securities, such securities are considered available for sale as the Company intends to hold them for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Note 1. Continued

        The cumulative effect of implementing FAS 115 at June 30, 1994 , was to report investment securities previously reported as held for sale to available for sale, with unrealized losses of $150,693 at June 30, 1994 as a separate component of stockholders equity and as a cumulative effect on the statement of income.

        Pursuant to a FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", the Company transferred at fair value $8,004,543 of investment securities from held to maturity to available for sale in December 1995.

    Loans and allowance for loan losses:

        Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. The allowance for loan losses is maintained at the level considered adequate by management of the Company and the Bank to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to expense and reduced by net charge-offs. In determining the adequacy of the allowance, the Company and the Bank make continuous evaluations of the loan portfolio and related off-balance sheet commitments, and consider current economic conditions and other factors that may effect a borrower s ability to repay.

        In accordance with FASB Statement No. 114 "Accounting by Creditors for Impairment of a Loan," loans are considered impaired when, based on current information and events, it is probable the Company and the Bank will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to an impaired loan is computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan s effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The Company and the Bank recognize interest income on impaired loans on an accrual basis.

    Premises and equipment:

        Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives.

    Income taxes:

        The Company files its tax return on a consolidated basis with its subsidiaries. The entities follow the direct reimbursement method of accounting for income taxes under which income taxes or credits which result from the inclusion of the subsidiaries in the consolidated tax return are paid to or received from the parent company.

        Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Note 1. Continued

    Trust assets:

        Trust assets held by the Bank in fiduciary, agency or custody capacities for its customers, other than cash on deposit at the Bank, are not included in the accompanying consolidated balance sheets since such items are not assets of the Bank.

    Per share data:

        Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding during the year.

Note 2. Investment Securities

The amortized cost and fair value of investment securities at June 30, 1996 and 1995 are summarized as follows:

                                                                                Gross                Gross
                                                         Amortized           Unrealized            Unrealized              Fair
                                                           Cost                 Gains               (Losses)               Value
                                                       -------------        -------------         ------------         ------------
June 30, 1996

Securities held to maturity:
     Mortgage-backed securities ................        $  2,560,793         $      2,513         $    (48,911)        $  2,514,395
     Municipal securities ......................             582,720              595,808                1,355              (14,443)
                                                        ------------         ------------         ------------         ------------
          Totals ...............................        $  3,156,601         $      3,868         $    (63,354)        $  3,097,115
                                                        ============         ============         ============         ============

Securities available for sale:
     U.S. treasury securities ..................        $ 14,504,449         $     42,191         $   (156,912)        $ 14,389,728
     U.S. agency securities ....................          12,612,166                8,759             (355,026)          12,265,899
     Mortgage-backed securities ................           2,851,340               12,930              (20,365)           2,843,905
     Other securities ..........................           1,550,166                9,079              (26,125)           1,533,120
                                                        ------------         ------------         ------------         ------------
          Totals ...............................        $ 31,518,121         $     72,959         $   (558,428)        $ 31,032,652
                                                        ============         ============         ============         ============

June 30, 1995

Securities held to maturity:
     U.S. treasury securities .....................     $ 8,000,218          $           0        $     (78,031)       $  7,922,187
     U.S. agency securities .......................         500,000                      0                    0             500,000
     Mortgage-backed securities ...................       2,318,460                      0              (44,810)          2,273,650
     Taxable municipal securities .................         199,465                  5,755                    0             205,220
                                                        -----------          -------------        -------------        ------------
          Totals ..................................     $11,018,143          $       5,755        $    (122,841)       $ 10,901,057
                                                        ===========          =============        =============        ============

Securities available for sale:
     U.S. treasury securities .....................     $ 6,016,543          $     124,114        $     (24,875)       $  6,115,782
     U.S. agency securities .......................       5,477,243                 53,225                    0           5,530,468
     Mortgage-backed securities ...................       3,092,266                 10,889              (48,325)          3,054,830
     Other securities..............................         328,590                  3,225                    0             331,815
                                                        -----------          -------------        -------------        ------------
          Totals ..................................     $14,914,642          $     191,453        $     (73,200)       $ 15,032,895
                                                        ===========          =============        =============        ============


Note 2. Continued

All sales of securities during the years ended June 30, 1996, 1995 and 1994 were from securities identified as available for sale or held for sale. Information on proceeds received, as well as the gains and losses from the sales of those securities is as follows:

                                               1996        1995          1994
                                            ----------   ----------   ----------
Proceeds from sales of securities .......   $4,637,700   $  338,600   $2,262,313
Gross losses from sales of securities ...       18,848       18,793       70,532
Gross gains from sales of securities ....       41,120        2,137            0

The amortized cost and fair value of securities at June 30, 1996 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay with or without call or prepayment penalties.

                                                  Amortized
                                                    Cost       Fair Value
                                                 -----------   -----------
Securities held to maturity
  Due in one year or less ....................   $   250,284   $   246,953
  Due after one year through five years ......     2,660,112     2,616,007
  Due after five years .......................       246,205       234,155
                                                 -----------   -----------
       Totals ................................   $ 3,156,601   $ 3,097,115
                                                 ===========   ===========


Securities available for sale
  Due in one year or less ....................   $ 3,182,415   $ 3,157,782
  Due after one year through five years ......    24,536,423    24,210,421
  Due after five years .......................     2,249,117     2,131,329
  Marketable equity securities ...............     1,550,166     1,533,120
                                                 -----------   -----------
                      Totals .................   $31,518,121   $31,032,652
                                                 ===========   ===========


At June 30, 1996 and 1995, investment securities with a carrying value and a fair value of $16,503,665 and $16,239,844, and $5,771,440 and $5,773,203,
respectively, were pledged on public deposits and for other purposes as required or permitted by law.

The Company transferred securities with an amortized cost of $7,992,513 and an unrealized gain of $12,030 from the held to maturity portfolio to the available for sale portfolio in December, 1995, based on management s reassessment of their previous designations of securities giving consideration to liquidity needs, management of interest rate risk and other factors.

Note 3. Loans Receivable

The composition of the loan portfolio at June 30, 1996 and 1995 is presented as follows:

                                                    1996            1995
                                                ------------    ------------

Commercial ..................................   $ 40,338,645    $ 24,748,659
Real estate                                        9,011,608       2,879,530
Installment and other consumer                     7,459,467       3,879,388
                                                ------------    ------------
     Total loans
                                                  56,809,720      31,507,577
Less allowance for estimated losses on loans        (852,500)       (472,475)
                                                ------------    ------------
     Net loans .............................    $ 55,957,220    $ 31,035,102
                                                ============    ============

There were no nonaccrual loans at June 30, 1996 or 1995.

Note 3. Continued

Changes in the allowance for estimated losses on loans for the years ended June 30, 1996, 1995 and 1994 are presented as follows:

                                                  1996       1995       1994
                                                ---------  ---------  ---------

Balance, beginning ..........................   $ 472,475  $ 191,500  $       0
   Provisions charged to expense ............     500,397    282,600    191,500
   Loans charged off ........................    (120,372)    (1,725)         0
   Recoveries on loans previously charged off           0        100          0
                                                ---------  ---------  ---------
Balance, ending .............................   $ 852,500  $ 472,475  $ 191,500
                                                =========  =========  =========

Impaired loans were not material at June 30, 1996.

Loans are made in the normal course of business to directors, officers and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate amount of these loans during the years ending June 30, 1996 and 1995 is as follows:

                                                  1996                 1995
                                               -----------          -----------

Balance, beginning ...................         $   859,020          $ 1,171,899
   Advances ..........................             262,319              390,104
   Repayments ........................            (575,198)            (235,250)
                                               -----------          -----------
 Balance, ending .....................         $ 1,013,874          $   859,020
                                               ===========          ===========

Note 4. Premises and Equipment

The following summarizes the components of premises and equipment at June 30, 1996 and 1995:

                                                       1996            1995
                                                   -----------      -----------

Land .........................................     $   200,000      $   200,000
Building and construction in progress ........       3,456,818        1,031,608
Furniture & equipment.........................       1,165,137          719,517
                                                   -----------      -----------
     Total premises and equipment ............       4,821,955        1,951,125
Less accumulated depreciation ................        (290,917)        (149,286)
                                                   -----------      -----------
     Total premises and equipment, net .......     $ 4,531,038      $ 1,801,839
                                                   ===========      ===========

Note 5. Deposits

The following summarizes the components of deposits at June 30, 1996 and 1995:

                                                    1996                 1995
                                                 -----------         -----------

Demand accounts ........................         $15,730,265         $ 5,628,526
NOW accounts ...........................           9,724,779           6,668,486
Money market accounts ..................          19,882,850          13,113,801
Savings accounts .......................           1,979,085           1,159,234
Time certificates ......................          45,601,139          34,527,639
                                                 -----------         -----------
      Total deposits ...................         $92,918,118         $61,097,686
                                                 ===========         ===========

Note 5. Continued

Included  in  interest   bearing  deposits  at  June  30,  1996  and  1995  were
certificates of deposit totaling $13,720,210 and $9,824,217, respectively, that were $100,000 or greater. Maturities of these certificates were as follows:

                                                          1996          1995
                                                       -----------   -----------

One to three months ................................   $ 5,984,277   $ 1,914,336
Three to six months ................................     1,931,085     1,797,359
Six to twelve months ...............................     3,494,877     3,511,243
Over twelve months .................................     2,601,279     2,309,971
                                                       -----------   -----------
     Total certificates of deposit greater than
       $100,000                                        $13,720,210   $ 9,824,217
                                                       ===========   ===========

Interest expense on deposits for the years ended June 30, 1996, 1995 and 1994 was as follows:

                                                           1996         1995         1994
                                                        ----------   ----------   ----------
Interest-bearing demand accounts ....................   $  188,315   $  117,596   $   19,087
Money market accounts ...............................      758,555      317,897       47,923
Savings accounts ....................................       39,365       24,037        3,165
Time certificates greater than or equal to
                                                           672,668      399,249       82,376
Time certificates less than $100,000 ................    1,690,645      934,071      100,962
                                                        ----------   ----------   ----------
     Total interest expense .........................   $3,349,548   $1,792,850   $  253,513
                                                        ==========   ==========   ==========

Note 6. Federal Home Loan Bank Advances

The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). As of June 30, 1996, the Bank held $1,249,700 of FHLB stock. Advances from the FHLB as of June 30, 1996 bear interest and are due as follows:

                                                      Amount Due  Interest Rate
                                                      ----------  --------------

Due more than 5 years from June 30, 1996 ..........   $3,411,470  5.95% to 7.08%

Securities of approximately $4,973,226 as of June 30, 1996 were pledged as collateral on these advances.

Note 7. Other Borrowings

The Company has a revolving credit note for $1,500,000, which is secured by all the outstanding stock of the Bank. Interest is payable quarterly at the prime rate. Prime was 8.25% at June 30, 1996. At June 30, 1996, $1,000,000 was
outstanding on this note. The revolving credit note expires July 1, 1998.

The revolving credit note agreement contains certain covenants which place restrictions on additional debt and stipulate minimum capital and various operating ratios. The Company was in compliance with all of the covenants as of June 30, 1996.

Note 8. Income Taxes

The Company incurred no income tax expense or benefit for the years ended June 30, 1996, 1995 and 1994. At June 30, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $900,000, of which, if not utilized to reduce taxable income in future periods will expire in varying amounts in 2009 and 2010. Deferred tax assets arose primarily due to the net operating loss carryforwards, and have been reduced to zero through a valuation allowance, as realization of the asset is uncertain.

Note 9. Employee Benefit Plan

On February 1, 1994, the Company implemented a profit sharing plan, which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 2% of employee contributions, 50% of the next 2% of employee contributions, and 25% of the next 2% of employee contributions, up to a maximum amount of 3.5%. Additionally, the Company may, at its discretion, make additional contributions to the plan which are allocated to the accounts of participants in the plan on the basis of relative compensation. Company contributions for the years ended June 30, 1996, 1995 and 1994 were as follows:

                                              1996          1995           1994
                                             -------       -------       -------

Matching contribution ................       $47,233       $18,954       $ 6,080
Discretionary contribution ...........        20,000        10,000         6,000
                                             -------       -------       -------
     Total contributions .............       $67,233       $28,954       $12,080
                                             =======       =======       =======

Note 10.   Warrants and Options

Warrants

    As part of the underwriting agreement for its initial public offering, the Company issued warrants to the underwriters for the purchase of 25,000 shares of common stock at $12.00 per share. The warrants became exercisable on October 13, 1994 (the date commencing one year from the date of the public offering) and remain exercisable for a period of four years after such date. Private placement stockholders were issued warrants as described below.

    Common stock of $75,000 at June 30, 1993 represented 75,000 shares of the Company s common stock issued in a private placement in 1993. Each stockholder who purchased stock in the private placement received a unit (at a price of $10.00 per unit) which consisted of one share of the Company s common stock and one warrant to purchase an additional share of Company common stock for $11.00, exercisable during a five year period commencing October 13, 1994 (one year after completion of the public offering). As of June 30, 1996, none of the warrants had been exercised.

Stock Option Plan

    The Company s Board of Directors and its stockholders adopted in June, 1993 the Quad City Holdings, Inc. Stock Option Plan (the "Stock Option Plan"). Up to 100,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of incentive stock options or non-qualified stock options granted under the Stock Option Plan. The Stock Option Plan is administered by a committee appointed by the Board of Directors (the "Committee").

    The number and exercise price of options granted under the Stock Option Plan is determined by the Committee at the time the option is granted. In no event can the exercise price be less than the value of the common stock at the date of the grant for incentive stock options, or 85% of such fair market value for non-qualified stock options. The stock options vest 20% per year. The term of the options may not exceed 10 years from the date of the grant.

    In the case of non-qualified stock options, the Stock Option Plan provides for the granting of "Tax Benefit Rights" to certain participants at the same time as these participants are awarded non-qualified options. Each Tax Benefit Right entitles a participant to a cash payment equaling the excess of the fair market value of a share of common stock on the exercise date over the exercise price of the related option multiplied by the difference between the rate of tax on ordinary income over the rate of tax on capital gains (federal and state).

Note 10.   Continued

    Company grants for the years ended June 30, 1996, 1995, 1994 and 1993 were as follows:

                                               Number of     Number of     Number of     Number of
                                                Shares         Shares        Shares        Shares
            Date of Grant                       Granted       Canceled       Vested       Unvested  Option Price
- ---------------------------------------        ----------    ----------    ----------    ---------  -------------
June 30, 1993 .........................            50,000             0        30,000       20,000      $10.00
March 31, 1994 ........................            25,000             0        10,000       15,000       10.25
June 30, 1994 .........................             8,000         1,600         2,800        3,600        9.00
October 19, 1994 ......................             4,300           180           840        3,280        9.25
January 21, 1995 ......................               500             0           100          400        9.25
June 30, 1995 .........................             5,500           300         1,040        4,160       10.25
September 30, 1995 ....................               600           100             0          500       11.75
June 28, 1996 .........................             6,300             0             0        6,300       13.25
                                                  -------       -------       -------      -------
   Totals .............................           100,200         2,180        44,780       53,240
                                                  =======       =======       =======      =======


    None of the options had been exercised.

    The Financial Accounting Standards Board has issued Statement No. 123 "Accounting for Stock Based Compensation" which becomes effective for years beginning after December 15, 1995. The Company anticipates that it will elect to continue to measure compensation cost using Opinion 25 and present the proforma disclosures required by Statement No. 123. Accordingly, adoption of this standard should have no effect on the Company s financial statements.

Note 11.   Regulatory Capital Requirements and Restrictions on Dividends

Federal regulatory agencies have adopted various capital standards for financial institutions, including risk-based capital standards. The primary objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of financial institutions and to take into account the different risks among financial institutions assets and off-balance sheet items.

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to average total assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.

The actual amounts and capital ratios at June 30, 1996 and 1995 with the minimum requirements for the Bank are presented below:

                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                       For Capital          Prompt Corrective
                                                    Actual          Adequacy Purposes:     Action Provisions:
                                             -------------------- ---------------------- -----------------------
                                               Amount      Ratio     Amount      Ratio      Amount      Ratio
                                             ----------- -------- ------------ --------- ------------ ----------
As of June 30, 1996:
     Total Capital (to Risk Weighted
        Assets) .......................      $11,455,003    16.9%  $ 5,419,280     8.0%   $ 6,774,100     10.0%
     Tier 1 Capital (to Risk Weighted
       Assets) ........................       10,666,032    18.2%    2,349,346     4.0%     3,524,019      6.0%
     Tier 1 Capital (to Average
       Assets) ........................       10,666,032     9.8%    4,357,929     4.0%     5,447,412      5.0%

As of June 30, 1995:
     Total Capital (to Risk Weighted
       Assets .........................        7,559,527    19.5%    3,096,580     8.0%     3,870,726     10.0%
     Tier 1 Capital (to Risk Weighted
       Assets) ........................        7,112,852    20.8%    1,370,492     4.0%     2,055,738      6.0%
     Tier 1 Capital(to Average Assets).        7,112,852     9.2%    3,085,836     4.0%     3,857,295      5.0%

Note 11.   Continued

Federal Reserve Board policy provides that a bank holding company should not pay dividends unless (i) the dividends can be fully funded out of net income from the company s net earnings over the prior year and (ii) the prospective rate of earnings retention appears consistent with the company s (and its subsidiaries ) capital needs, asset quality and overall financial condition.

In addition, the Delaware General Corporation Law restricts the Company from paying dividends except out of its surplus, or in the case there shall be no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. In addition, the Bank, as a member of the Federal Reserve System, will be prohibited from paying dividends to the extent such dividends declared in any calendar year exceed the total of its net profits of that year combined with its retained net profits of the preceding two years, or are otherwise determined to be an "unsafe and unsound practice" by the Federal Reserve Board.

Note 12.   Commitments and Contingencies

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based upon management s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

At June 30, 1996, commitments to extend credit aggregated $16,860,159 and standby letters of credit aggregated $1,428,301. At June 30, 1995, commitments to extend credit aggregated $8,321,032 and standby letters of credit aggregated $10,000.

Bancard is subject to the risk of chargebacks from cardholders and the merchant being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant.

The Company also has a guaranty to MasterCard International Incorporated, which is backed up by a performance bond in the amount of $1,000,000. At June 30, 1996, there were no pending liabilities.

Note 13.   Quarterly Results of Operations (Unaudited)

                                               Fiscal year ended June 30, 1996
                                  --------------------------------------------------------
                                  Sept. 1995      Dec. 1995      Mar. 1996      June 1996
                                  -----------    -----------    -----------    -----------
Total interest income .........   $ 1,442,418    $ 1,534,274    $ 1,690,993    $ 1,915,782
Total interest expense                809,854        800,009        897,467        979,050
                                  -----------    -----------    -----------    -----------
Net interest income                   632,564        734,265        793,526        936,732
Provision for loan losses .....      (100,800)      (153,300)      (113,835)      (132,462)
Other income ..................       369,435        373,641        403,425        515,786
Other expense .................      (807,357)      (789,828)      (887,637)    (1,091,567)
                                  -----------    -----------    -----------    -----------
Net income ....................   $    93,842    $   164,778    $   195,479    $   228,489
                                  ===========    ===========    ===========    ===========

Net income per share ..........   $      0.06    $      0.11    $      0.14    $      0.16
                                  ===========    ===========    ===========    ===========


Note 13.  Continued

                                               Fiscal year ended June 30, 1995
                                  --------------------------------------------------------
                                  Sept. 1994      Dec. 1994      Mar. 1994      June 1994
                                  -----------    -----------    -----------    -----------

Total interest income .........   $   546,867    $   745,118   $    977,256    $ 1,280,881
Total interest expense ........       259,397        376,530        515,171        744,477
                                  -----------    -----------   ------------    -----------
Net interest income ...........       287,470        368,588        462,085        536,404
Provision for loan losses .....       (78,000)       (79,400)       (79,200)       (46,000)
Other income ..................        35,135         65,291        172,100        275,171
Other expense .................      (486,530)      (459,287)      (604,202)      (743,407)
                                  -----------    -----------    -----------    -----------
Net income (loss) .............   $  (241,925)   $  (104,808)   $   (49,217)   $    22,168
                                  ===========    ===========    ===========    ===========
Net income (loss) per share ...   $     (0.17)   $     (0.07)   $     (0.03)   $      0.01
                                  ===========    ============   ===========    ===========



Note 14.     Parent Company Only Financial Statements

The following is condensed financial information of Quad City Holdings, Inc. (parent company only):

                         Condensed Balance Sheets

                                                                               June 30,
                                                                     ----------------------------
                                                                         1996            1995
                                                                     ------------    ------------
Assets
Cash and due from banks ..........................................   $    343,188    $    482,549
Certificates of deposits with financial institutions .............              0         420,035
Securities available for sale ....................................        174,671       1,283,644
Investment in Quad City Bank and Trust Company ...................     10,197,609       7,326,184
Investment in Quad City Bancard, Inc. ............................        785,605         389,511
Loans receivable, net ............................................      1,132,696       1,697,233
Other assets .....................................................        135,477          58,795
                                                                     ------------    ------------
        Total assets .............................................   $ 12,769,246    $ 11,657,951
                                                                     ============    ============

Liabilities and Stockholders' Equity
Other liabilities ................................................   $    100,640    $     68,211
Other borrowings .................................................      1,000,000               0
Stockholders' equity
   Common stock ..................................................      1,437,824       1,437,824
   Additional paid-in capital ....................................     11,764,416      11,764,416
   Retained earnings(deficit) ....................................     (1,048,165)     (1,730,753)
   Unrealized gains (losses) on securities available for sale, net       (485,469)        118,253
                                                                     ------------    ------------
        Total stockholders' equity ...............................   $ 11,668,606    $ 11,589,740
                                                                     ------------    ------------
       Total liabilities and stockholders' equity ................   $ 12,769,246    $ 11,657,951
                                                                     ============    ============

                      Condensed Statements of Income

                                                                                  Year Ended June 30,
                                                                     --------------------------------------------
                                                                         1996            1995            1994
                                                                     ------------    ------------    ------------
Net interest income ..............................................   $    178,783    $    339,260    $    229,168
Provision for loan losses ........................................          8,300          (4,900)        (20,900)
Investment securities gains (losses), net ........................         26,345           2,137         (70,532)
Other ............................................................         24,000          24,002          12,307
                                                                     ------------    ------------    ------------
        Total income .............................................        237,428         360,499         150,043
Expenses .........................................................        251,606         280,824         714,323
                                                                     ------------    ------------    ------------
Income (loss) before equity in undistributed
 loss of subsidiaries ............................................        (14,178)         79,675        (564,280)
Equity in undistributed income (loss) of
 Quad City Bank and Trust Company ................................        300,672        (392,968)       (707,372)
Equity in undistributed income (loss) of
 Quad City Bancard, Inc. .........................................        396,094         (60,489)              0
                                                                     ------------    ------------    ------------
Income before cumulative effect of a change in
 accounting principle ............................................        682,588        (373,782)     (1,271,652)
Cumulative effect of a change in accounting principle ............              0               0         149,250
                                                                     ------------    ------------    ------------
        Net income (loss) ........................................   $    682,588    $   (373,782)   $ (1,122,402)
                                                                     ============    ============    ============

                                    Condensed Statements of Cash Flows
                                                                                                     Year Ended June 30,
                                                                                           -----------------------------------------
                                                                                               1996          1995         1994
                                                                                           ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss) ............................................................   $    682,588  $   (373,782) $ (1,122,402)
          Adjustments to reconcile net income (loss) to net cash provided by
             (used in) operating activities:
            Equity in undistributed (income) loss of:
             Quad City Bank and Trust Company ..........................................       (300,672)      392,968       707,372
             Quad City Bancard, Inc. ...................................................       (396,094)       60,489             0
            Depreciation and amortization ..............................................          2,524           758         1,567
            Provision for loan losses ..................................................         (8,300)        4,900        20,900
            Amortization of premiums and accretion of discounts on securities, net .....          3,079        33,853        34,958
            Realized (gains) losses on securities available for sale ...................        (26,345)       (2,137)       70,532
            (Increase) decrease in accrued interest receivable .........................         20,746         6,763       (35,814)
            (Increase) decrease in other assets ........................................        (30,731)       (1,077)       36,996
            Increase (decrease) in other liabilities ...................................         32,429        59,325      (100,065)
                                                                                           ------------  ------------  ------------
               Net cash provided by (used in) operating activities .....................   $    (20,776) $    182,060  $   (385,956)
                                                                                           ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Net loans (originated) or repaid .............................................        572,837      (330,527)   (1,392,506)
          Purchase of securities held for sale .........................................              0             0    (7,771,585)
          Purchase of securities available for sale ....................................       (117,167)      (25,209)            0
          Purchase of stock in Quad City Bank and Trust Company ........................              0             0    (4,500,000)
          Capital infusion, Quad City Bank and Trust Company ...........................     (2,099,000)     (800,000)            0
          Purchase of stock in Quad City Bancard, Inc. .................................              0      (450,000)            0
          Net (increase) decrease in certificate of deposits with financial institutions        420,035       486,818      (906,853)
          Proceeds from sales of securities held for sale ..............................              0             0     2,262,313
          Proceeds from sales of securities available for sale .........................        145,512       489,789             0
          Proceeds from calls on securities ............................................         28,419       207,225       408,346
          Purchase of premises and equipment ...........................................        (69,221)      (21,853)         (851)
                                                                                           ------------  ------------  ------------
               Net cash (used in) investing activities .................................   $ (1,118,585) $   (443,757) $(11,901,136)
                                                                                           ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net increase in other borrowings .............................................      1,000,000             0             0
          Issuance of common stock .....................................................              0             0    12,496,927
          Decrease in deferred registration costs ......................................              0             0        45,600
                                                                                           ------------  ------------  ------------
               Net cash provided by financing activities ...............................   $  1,000,000  $          0  $ 12,542,527
                                                                                           ------------  ------------  ------------

               Net increase (decrease) in cash and due from banks ......................       (139,361)     (261,697)      255,435
               Cash and due from banks, beginning ......................................        482,549       744,246       488,811
                                                                                           ------------  ------------  ------------
               Cash and due from banks, ending .........................................   $    343,188  $    482,549  $    744,246
                                                                                           ============  ============  ============

Note 15.  Fair Value of Financial Instruments

FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. When quoted market prices are not available, fair values are based on estimates using present value or other techniques. Those techniques are significantly affected by the assumptions used, including the discounted rates and estimates of future cash flows. In this regard, fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate settlement. Some financial instruments and all nonfinancial instruments are excluded from the disclosures. The aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of their financial instruments:

    Cash and due from banks,  federal funds sold, and  certificates  of deposit:
    The carrying amounts reported in the balance sheets for cash and due from banks, federal funds sold, and certificates of deposit approximate their fair values.

    Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

    Loans receivable: The fair values for all types of loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

    Accrued interest receivable: The fair value of accrued interest receivable is considered to approximate its carrying value.

    Deposits: The fair values disclosed for demand deposits equal their carrying amounts which represents the amount payable on demand. Fair values for time deposits are estimated using a discount cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities on time deposits.

    Federal funds purchased: The carrying amount reported in the balance sheets for federal funds purchased approximates its fair value.

    Federal Home Loan Bank advances: The fair value of the Company s Federal Home Loan Bank advances is estimated using discounted cash flow analysis, based on the Company s current incremental borrowing rates for similar types of borrowing arrangements.

    Other borrowings: For variable rate debt, the carrying amount is a reasonable estimate of fair value.

    Accrued interest payable: The fair value of accrued interest payable is considered to approximate its carrying value.

    Commitments to extend credit: The fair value of these commitments is not material.

    The carrying values and estimated fair values of the Company s financial instruments as of June 30, 1996 are as follows

                                                                     Estimated
                                                     Carrying Value  Fair Value
                                                     --------------  -----------
Cash and due from banks ............................    $6,615,407   $ 6,615,407
Federal funds sold .................................     2,728,000     2,728,000
Certificates of deposit at financial institutions .. 5,472,012 5,472,012 Investment securities:
     Held to maturity ..............................     3,156,601     3,097,115
     Available for sale ............................    31,032,652    31,032,652
Loans receivable, net ..............................    55,957,220    56,155,633
Accrued interest receivable ........................     1,121,268     1,121,268
Deposits ...........................................    92,918,118    93,403,739
Federal funds purchased ............................     1,190,000     1,190,000
Federal Home Loan Bank advances ....................     3,411,470     3,254,299
Other borrowings ...................................     1,000,000     1,000,000
Accrued interest payable ...........................       594,045       594,045

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The Company will file with the securities and exchange commission a definitive proxy statement no later than 120 days after the close of its fiscal year ended June 30, 1996 (the "Proxy Statement"). The information required by this item is incorporated by reference from the Proxy Statement.

Item 10. Executive Compensation

         The information required by this item is incorporated by reference from the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference from the Proxy Statement.

Item 12. Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference from the Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K

         (a) Exhibits

             The Index to Exhibits appears at page 37 of this Report.

         (b) Reports on Form 8-K

             None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     QUAD CITY HOLDINGS, INC.


Date:  September 18, 1996              By: /s/ Douglas M. Hultquist
                                           -------------------------------------
                                           Douglas M. Hultquist
                                           President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Signature                           Title                            Date

/s/ Michael A. Bauer       Chairman of the Board              September 18, 1996
- -------------------------  of Directors
Michael A. Bauer



/s/ Douglas M. Hultquist   President, Chief Executive         September 18, 1996
- -------------------------  and Financial Officer and Director
Douglas M. Hultquist



/s/ Richard R. Horst       Director and Secretary             September 18, 1996
- -------------------------
Richard R. Horst



/s/ Ronald G. Peterson     Director                           September 18, 1996
- -------------------------
Ronald G. Peterson



/s/ John W. Schricker      Director                           September 18, 1996
- -------------------------
John W. Schricker

                                         INDEX TO EXHIBITS


                                          Incorporated
                                          Herein by in        Filed   Sequential
Exhibit No.       Description             Reference To       Herewith   Page No.
- -----------   ------------------------  ------------------   -------- ----------

   3.1        Certificate of            Exhibit 3.1 to the
              Incorporation of Quad     Registration
              City Holdings, Inc., as   Statement of Quad
              amended                   City Holdings, Inc.
                                        on Form SB-2, File
                                        No. 33-67028

   3.2        Bylaws of Quad City       Exhibit 3.2 to the
              Holdings, Inc.            Registration
                                        Statement of Quad
                                        City Holdings, Inc.
                                        on Form SB-2, File
                                        No. 33-67028

   4.1        Specimen Stock            Exhibit 4.1 to the
              Certificate of Quad       Registration
              City Holdings, Inc.(See   Statement of Quad
              also Articles VIII, XII   City Holdings, Inc.
              and XIII of Exhibit 3.1   on Form SB-2, File
              and Articles II, VI, IX   No. 33-67028
              and XII of Exhibit 3.2)

  10.1        Quad City Holdings,       Exhibit 10.1 to the
              Inc. Stock Option Plan    Registration
                                        Statement of Quad
                                        City Holdings, Inc.
                                        on Form SB-2, File
                                        No. 33-67028

  10.2        Form of Stock Option      Exhibit 10.2 to the
              Agreement between         Registration
              Quad City Holdings, Inc.  Statement of Quad
              and each of Michael A.    City Holdings, Inc.
              Bauer, Douglas M.         on Form SB-2, File
              Hultquist and Victor J.   No. 33-67028
              Quinn

  10.3        Employment Agreement      Exhibit 10.3 to the
              between Quad City         Registration
              Holdings, Inc. and        Statement of Quad
              Michael A. Bauer dated    City Holdings, Inc.
              May 4, 1993               on Form SB-2, File
                                        No. 33-67028

  10.4        Employment Agreement      Exhibit 10.4 to the
              between Quad City         Registration
              Holdings, Inc. and        Statement of Quad
              Michael A. Bauer dated    City Holdings, Inc.
              July 1, 1993              on Form SB-2, File
                                        No. 33-67028

  10.5        Employment Agreement      Exhibit 10.5 to the
              between Quad City         Registration
              Holdings, Inc. and        Statement of Quad
              Douglas M. Hultquist      City Holdings, Inc.
              dated April 30, 1993      on Form SB-2, File
                                        No. 33-67028

                                          Incorporated
                                          Herein by in        Filed   Sequential
Exhibit No.       Description             Reference To       Herewith   Page No.
- -----------   ------------------------  ------------------   -------- ----------

  10.6        Employment Agreement      Exhibit 10.6 to the
              between Quad City         Registration
              Holdings, Inc. and        Statement of Quad
              Douglas M. Hultquist      City Holdings, Inc.
              dated July 1, 1993        on Form SB-2, File
                                        No. 33-67028

  13.1        Quad City Holdings, Inc.
              1996 Annual Report to
              Stockholders is furnished
              for the information of the
              Commission and is not
              deemed to be "filed" as a
              part of this Form 10-KSB,
              except for portions
              incorporated by reference
              herein.

  22.1        Subsidiaries of Quad      Exhibit 22.1 to the
              City Holdings, Inc.       Registration
                                        Statement of Quad
                                        City Holdings, Inc.
                                        on Form SB-2, File
                                        No. 33-67028

  23.1        Consent of McGladrey
              and Pullen                                           X

  27.1        Financial Data Schedule                              X

  99.1        Quad City Holdings, Inc.
              Proxy Statement for the
              1996 Annual Meeting to
              be held October 23, 1996                             X

APPENDIX A



                           SUPERVISION AND REGULATION

                        Bank Holding Company Regulation

Banking is a highly regulated industry. The following references to applicable federal and state statutes and regulations are brief summaries thereof which do not purport to be complete and are qualified in their entirety by reference to such statutes and regulations. Supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of bank holding companies and banks.

As the sole shareholder of the Bank, the Company is a bank holding company subject to the federal Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and as such is subject to supervision and regulation by the Federal Reserve Board. The Company is required to file an annual report with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may examine a bank holding company and any of its subsidiaries and charge the company for the cost of such examination.

Scope of Permissible Activities . The Bank Holding Company Act prohibits bank holding companies, with certain limited exceptions, from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to subsidiaries.

Capital Requirements . The Federal Reserve Board monitors the capital adequacy of both banks and bank holding companies, using a combination of risk-based and leverage capital ratios. These ratios are substantially the same as the ratios which apply to banks. See "Supervision and Regulation -- Bank Regulation -- Capital Requirements." However, because they apply on a "bank only" (rather than a consolidated) basis to any bank holding company having total assets of less than $150 million, these standards do not presently apply to the Company on a consolidated basis.

Acquisitions . The Bank Holding Company Act prohibits a bank holding company from acquiring, in one or more transactions, direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company, without prior approval of the Federal Reserve Board. The Attorney General of the United States may, within 30 days after approval of an acquisition by the Federal Reserve Board, bring an action challenging such acquisition under the federal anti-trust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.

Prior to September 29, 1995, the Bank Holding Company Act prohibited the Federal Reserve Board from approving any direct or indirect acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets, of a bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are principally located unless the laws of the state in which the bank to be acquired is located specifically authorized such an acquisition. Pursuant to amendments to the Bank Holding Company Act which took effect September 29, 1995, the Federal Reserve Board may now allow a bank holding company to acquire banks located in any state of the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depository institution affiliates.

Dividends . Federal Reserve Board policy provides that a bank holding company should not pay dividends unless (i) the dividends can be fully funded out of net income from the company's net earnings over the prior year and (ii) the prospective rate of earnings retention appears consistent with the company's (and its subsidiaries') capital needs, asset quality and overall financial condition. Further, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the company's bank subsidiary is classified as "undercapitalized" under the Federal Reserve Board's prompt corrective action system. See "Supervision and Regulation -- Bank Regulation -- Prompt Corrective Action."

In addition, the Delaware General Corporation Law restricts the Company from paying dividends except out of its surplus, or in the case the Company has no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Finally, the Company's ability to pay dividends is dependent on the amount of dividends paid by the Bank. See "Supervision and Regulation -- Bank Regulation -- Dividends" for a discussion of dividend payments by the Bank.

Imposition of Liability for Undercapitalized Subsidiaries. Federal law requires bank regulators to take "prompt corrective action" to resolve problems associated with undercapitalized insured depository institutions. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company "having control of" the undercapitalized institution "guarantees" the subsidiary's compliance with the capital restoration plan until it becomes "adequately capitalized." For purposes of this statute, the Company has control of the Bank.

The aggregate liability of all companies controlling a particular institution is limited to the lesser of 5% of the institution's assets at the time it became "undercapitalized" or the amount necessary to bring the institution into compliance with applicable capital standards as of the time the bank initially fails to comply with its capital restoration plan. See "Supervision and Regulation -- Bank Regulation -- Prompt Corrective Action." Federal law grants greater powers to the bank regulators in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan.

Bank holding companies are also subject to the "source of strength doctrine" adopted by the Federal Reserve Board. The source of strength doctrine directs bank holding companies to "serve as a source of financial and managerial strength" to their subsidiary banks.


                                 Bank Regulation

General . As an Iowa-chartered bank, the Bank is subject to supervision and examination by the Iowa Superintendent of Banking (the "Iowa Superintendent"). As a member of the Federal Reserve System, the Bank is also subject to supervision and examination by the Federal Reserve Board. The deposits of the Bank are insured by the FDIC up to the maximum amount permitted by law, thereby rendering the Bank subject to supervision and potential examination by the FDIC. Pursuant to regulations adopted by the Iowa Superintendent, the Federal Reserve Board and the FDIC, the Bank is subject to extensive activity restrictions and supervisory requirements and may be subject to enforcement action by the Iowa Superintendent, the Federal Reserve Board or the FDIC for violating applicable restrictions or supervisory requirements.

Federal and state law and regulations and the supervising policies of the bank regulatory agencies regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching rights and restrictions and the safety and soundness of banking practices.

Lending Limit . Under Iowa law, a state bank's lending limit is equal generally to 15% of the bank's capital, surplus, undivided profits and reserves. As of June 30, 1996, the Bank's capital surplus, undivided profits and reserves totalled $11,500,000, resulting in a general lending limit of $1,725,000.

FDIC Insurance Premiums . As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The amount each institution pays for FDIC deposit insurance coverage is determined in accordance with a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Presently, BIF assessments ranged from 0% of deposits to 0.27% of deposits. BIF-member institutions which qualify for the 0% assessment category, however, still have to pay the $1000 minimum semi-annual assessment required by federal statute. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

Capital Requirements . The Federal Reserve Board has adopted a system using risk-based capital adequacy guidelines to evaluate the capital adequacy of banks and bank holding companies on a consolidated basis or, in the event total consolidated bank holding company assets are less than $150 million, on a "bank only" basis. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. In addition, the guidelines define the capital components. Total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with "Tier 2" being limited to 100% of "Tier 1." For bank holding companies and banks, "Tier 1" capital includes common stockholders' equity, perpetual preferred stock (subject to certain conditions) and minority interests in consolidated subsidiaries. "Tier 2" capital includes, with certain limitations, certain forms of perpetual preferred stock that do not qualify as Tier 1 Capital, as well as certain forms of maturing capital instruments and the reserve for possible loan losses. The guidelines require a minimum ratio of total capital to risk-weighted assets of 8.0% (of which at least half must be in the form of "Tier 1" capital elements).

In addition to the risk-based capital requirements, the Federal Reserve Board has adopted the use of a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The leverage ratio is defined to be a company's "Tier 1" capital divided by its adjusted total assets. The Bank will be subject to a 9.0% leverage ratio during its first three years of operations as a condition of approval of its application for membership in the Federal Reserve System.

Failure to meet applicable capital guidelines may result in institution by the Federal Reserve Board of appropriate supervisory or enforcement actions, including the issuance of a cease and desist order and/or the assessment of civil monetary penalties.

During the fiscal year ended June 30, 1996, the Bank was in compliance with all applicable capital requirements.

On August 2, 1995, the Federal Reserve Board published amendments to its risk-based capital standards, which are designed to take into account interest rate risk exposure. The amendments provide that a bank's exposure to declines in the economic value of its capital due to changes in interest rates will be among the factors considered by the Federal Reserve Board in evaluating a bank's capital adequacy. Management does not anticipate that this amendment will adversely affect the Bank's ability to maintain compliance with applicable capital requirements.

Prompt Corrective Action . Federal law requires the Federal Reserve Board to implement a system of prompt corrective action for depository institutions which it regulates. Under the regulations adopted by the Federal Reserve Board, an institution is deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any Federal Reserve Board agreement, order or directive to meet and maintain a specific capital level or capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

In addition, federal law empowers the Federal Reserve Board to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice.

The prompt corrective action regulations require a bank to file a written capital restoration plan which meets specified requirements with the Federal Reserve Board within 45 days of the date that the bank receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. The Federal Reserve Board generally must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan.

Immediately upon becoming undercapitalized, in addition to filing a capital restoration plan, a bank will be (i) restricted in its ability to pay capital distributions and management fees; (ii) subject to intensive supervision by the Federal Reserve Board; (iii) subject to asset growth restrictions; and (iv) required to obtain prior approval of certain expansion proposals. The Federal Reserve Board may take a number of additional discretionary supervisory actions if it determines that any of these actions is necessary to resolve the problems of a significantly undercapitalized or critically undercapitalized bank at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures.

During  the  fiscal  year  ended   June 30,   1996,  the  Bank  qualified  as  a
"well-capitalized"   institution   under  the  Federal  Reserve  Board's  prompt
corrective action regulation.

Dividends. As a condition of the approval of its application to join the Federal Reserve System, the Bank has agreed that it will not declare or pay any cash dividends without prior Federal Reserve Board approval until the earlier of the completion of three years of operations, or until the Bank has achieved two consecutive "satisfactory" or better ratings after regulatory examinations. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. In addition, the Bank, as a member of the Federal Reserve System, will be prohibited from paying dividends to the extent such dividends declared in any calendar year exceed the total of its net profits of that year combined with its retained net profits of the preceding two years, or are otherwise determined to be an "unsafe and unsound practice" by the Federal Reserve Board. See also "Supervision and Regulation -- Bank Regulation
- -- Prompt Corrective Action" which discusses the Federal Reserve Board's authority to restrict the ability of the Bank to pay dividends if the Bank is undercapitalized.

Branching Authority . Iowa law strictly regulates the establishment of bank offices and thus may affect the Company's future plans to establish additional offices of the Bank. Under Iowa law, a state bank may not establish a bank office outside the boundaries of the counties contiguous to or cornering upon the county in which the principal place of business of the state bank is located. The number of offices a state bank may establish in a particular municipality is also limited depending upon the municipality's population.

Effective June 1, 1997 (or earlier if expressly  authorized by applicable  state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Iowa has enacted legislation permitting interstate bank mergers beginning on June 1, 1997, subject to the condition that any Iowa bank to be acquired by an out-of-state institution have been in existence for at least five years prior to the merger.

Restrictions on Transactions With Affiliates . The Company is a legal entity separate and distinct from the Bank and any other subsidiaries. Federal law restricts the ability of the Bank to lend or otherwise supply funds to the Company or any other subsidiary of the Company, by, among other things, generally limiting such transactions with any one affiliate to 10% of the Bank's capital and surplus and limiting all such transactions with all affiliates to 20% of the Bank's capital and surplus and requiring certain levels of collateral for loans to affiliates. Such affiliate transactions also must be on terms and conditions, including credit standards, that are consistent with safe and sound banking practices and that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with unaffiliated companies.

Additionally, the Bank is restricted in its ability to make loans to its (and the Company's) officers, directors and principal stockholders. Among other restrictions, the aggregate amount of the Bank's loans to such insiders is limited to the amount of its unimpaired capital and surplus. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Safety and Soundness Standards. The Federal Reserve Board has adopted guidelines establishing operational and managerial standards to promote the safety and soundness of the banks it regulates. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the Federal Reserve Board may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the Federal Reserve Board expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the Federal Reserve Board, would constitute grounds for further enforcement action.

                     Monetary Policy and Economic Conditions

The earnings of bank holding companies and their subsidiary banks are affected by general economic conditions and also by the fiscal and monetary policies of federal regulatory agencies, including the Federal Reserve Board. Through open market transactions, variations in the discount rate and the establishment of reserve requirements, the Federal Reserve Board exerts considerable influence over short and long term interest rates and thus the cost and availability of funds obtainable for lending or investing. While the Bank could be severely impacted by a significant increase in interest rates over a relatively short period of time, the Bank intends to manage carefully its interest rate risk.

The above monetary and fiscal policies have affected the operating results of all commercial banks in the past and are expected to do so in the future. The Company cannot fully predict the nature or the extent of any effects which fiscal or monetary policies may have on its or the Bank's business and earnings.

                                   APPENDIX B

                               GUIDE 3 INFORMATION



The following tables and schedules show selected comparative financial information required by the Securities and Exchange Commission Securities Act Guide 3, regarding the business of the Company for the periods shown. All average amounts in these tables and schedules were determined by using monthly data, which management believes provides a fair representation of the daily operations of the Company.

         I. Distribution of Assets, Liabilities and Stockholders' Equity
                     A. Consolidated Average Balance Sheets
                             June 30, 1996 and 1995

                                                                      1996           1995
                                                                  ------------    ------------
ASSETS
Cash and due from banks .......................................   $  4,910,046    $  2,824,241
Federal funds sold ............................................      6,867,750       7,794,250
Certificates of deposit at financial institutions .............      5,453,878       1,992,132
Total securities ..............................................     31,201,706      19,565,815

Loans receivable ..............................................     44,749,454      23,451,527
Less: Allowance for estimated losses on loans .................       (685,151)       (354,808)
                                                                  ------------    ------------
     Net loans receivable .....................................     44,064,303      23,096,719
                                                                  ------------    ------------

Premises and equipment, net ...................................      2,634,978       1,743,021
Other assets ..................................................      1,839,122         705,858
                                                                  ------------    ------------
        Total assets ..........................................   $ 96,971,783    $ 57,722,036
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest bearing demand .................................   $ 12,338,863    $  5,262,609
   Interest bearing demand ....................................     27,172,011      12,892,724
   Savings ....................................................      1,515,687         797,101
   Time .......................................................     40,511,816      24,385,175
                                                                  ------------    ------------
     Total deposits ...........................................     81,538,377      43,337,609
                                                                  ------------    ------------

Federal funds purchased .......................................      1,236,896       2,148,839
Federal Home Loan Bank advances ...............................      1,248,101               0
Other borrowings ..............................................         83,333               0
Other liabilities .............................................      1,134,660         755,774
                                                                  ------------    ------------
        Total liabilities .....................................     85,241,367      46,242,222
                                                                  ------------    ------------
STOCKHOLDERS' EQUITY
Preferred stock ...............................................           --              --
Common stock ..................................................      1,437,824       1,437,824
Additional paid-in capital ....................................     11,764,416      11,764,416
Retained earnings (deficit) ...................................     (1,534,097)     (1,620,503)
                                                                  ------------    ------------
                                                                    11,668,143      11,581,737
Unrealized gains (losses) on securities available for sale, net         62,273        (101,923)
                                                                  ------------    ------------
        Total stockholders' equity ............................     11,730,416      11,479,814
                                                                  ------------    ------------

        Total liabilities and stockholders' equity ............   $ 96,971,783    $ 57,722,036
                                                                  ============    ============


                   I. Interest Rates and Interest Differential
                      B. Analysis of Net Interest Earnings
                             June 30, 1996 and 1995


                                                       Average      Interest
                                                       Amount       Income/      Average Yield/
                                                    Outstanding     Expense      Cost of Funds
                                                    -------------------------------------------
                                                                     1996
                                                    -------------------------------------------
INTEREST EARNING ASSETS
Federal funds sold ..............................   $ 6,867,750   $   382,226          5.57%
Certificates of deposit at financial institutions     5,453,878       359,409          6.59%
Total securities (1) ............................    31,201,706     1,868,976          5.99%
Net loans receivable (3) ........................    44,064,303     3,972,856          9.02%
                                                    -----------   -----------         ------
        Total interest earning assets ...........   $87,587,637   $ 6,583,467          7.52%
                                                    ===========   ===========         ======

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits ................   $27,172,011   $   946,870          3.48%
Savings deposits ................................     1,515,687        39,365          2.60%
Time deposits ...................................    40,511,816     2,363,313          5.83%
Federal funds purchased .........................     1,236,896        64,909          5.25%
Federal Home Loan Bank advances .................     1,248,101        70,319          5.63%
Other borrowings ................................        83,333         1,604          1.92%
                                                    -----------   -----------         ------
        Total interest bearing liabilities ......   $71,767,844   $ 3,486,380          4.86%
                                                    ===========   ===========         ======

Net interest margin .............................                 $ 3,097,087          3.54%
                                                                  ===========         ======

                                                                     1995
                                                    ---------------------------------------
INTEREST EARNING ASSETS
Federal funds sold ..............................   $ 7,794,250   $   423,292          5.43%
Certificates of deposit at financial institutions     1,992,132       100,123          5.03%
Total securities (2) ............................    19,565,815     1,052,557          5.38%
Net loans receivable (3) ........................    23,096,719     1,974,150          8.55%
                                                    -----------   -----------         ------
        Total interest earning assets ...........   $52,448,916   $ 3,550,122          6.77%
                                                    ===========   ===========         ======

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits ................   $12,892,724   $   435,493          3.38%
Savings deposits ................................       797,101        24,037          3.02%
Time deposits ...................................    24,385,175     1,333,320          5.47%
Federal funds purchased .........................     2,148,839       102,725          4.78%
                                                    -----------   -----------         ------
        Total interest bearing liabilities ......   $40,223,839   $ 1,895,575          4.71%
                                                    ===========   ===========         ======

Net interest margin .............................                 $ 1,654,547           3.15%
                                                                  ===========         =======

(1)Interest earned and yields on nontaxable investment securities are stated at face rate.

(2)All such securities were subject to tax. The Company owned no non-taxable securities at June 30, 1995.

(3)Loan fees are not material and are included in interest income from loans receivable.

             C. Analysis of Changes of Interest Income/Expense Items
                             June 30, 1996 and 1995

                                                    Inc./(Dec.)            Components
                                                       From                of Change(1)
                                                    Prior Year         Rate         Volume
                                                    -----------    -----------    ----------
                                                                       1996
                                                    ----------------------------------------
INTEREST EARNING ASSETS
Federal funds sold ..............................   $   (41,066)   $    10,284    $   (51,350)
Certificates of deposit at financial institutions       259,286         39,381        219,905
Total securities (2) ............................       816,419        130,811        685,608
Net loans receivable (4) ........................     1,998,706        113,859      1,884,847
                                                    -----------    -----------    -----------
        Total interest earning assets ...........   $ 3,033,345    $   294,335    $ 2,739,010
                                                    ===========    ===========    ===========

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits ................   $   511,377    $    14,207    $   497,170
Savings deposits ................................        15,328         (3,736)        19,064
Time deposits ...................................     1,029,993         94,645        935,348
Federal funds purchased .........................       (37,816)         9,242        (47,058)
Federal Home Loan Bank advances .................        70,319              0         70,319
Other borrowings ................................         1,604              0          1,604
                                                    -----------    -----------    -----------
        Total interest bearing liabilities ......   $ 1,590,805    $   114,358    $ 1,476,447
                                                    ===========    ===========    ===========


                                                                       1995
                                                    -----------------------------------------
EARNING ASSETS
Federal funds sold ..............................   $   332,305    $   117,524    $   214,781
Certificates of deposit at financial institutions        75,307         19,064         56,243
Total securities (3) ............................       644,302         85,206        559,096
Net loans receivable (4) ........................     1,761,114        102,041      1,659,073
                                                    -----------    -----------    -----------
       Total interest earning assets ............   $ 2,813,028    $   323,835    $ 2,489,193
                                                    ===========    ===========    ===========

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits ................   $   368,483    $    41,158    $   327,325
Savings deposits ................................        20,872          3,946         16,926
Time deposits ...................................     1,149,982        130,976      1,019,006
Federal funds purchased .........................       102,725              0        102,725
                                                    -----------    -----------    -----------
        Total interest bearing liabilities ......   $ 1,642,062    $   176,080    $ 1,465,982
                                                    ===========    ===========    ===========

(1) The column "increase/decrease from prior year" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2) Interest earned and yields on nontaxable investment securities are stated at face rate.

(3) All such securities were subject to tax. The Company owned no non-taxable securities at June 30, 1995.

(4) Loan fees are not material and are included in interest income from loans receivable.

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES
                                  GAP ANALYSIS
                                  JUNE 30, 1996

A methodology known as a "gap analysis" measures the difference between rate sensitive assets and rate sensitive liabilities, which under the current interest rate environment, management estimates will mature or reprice in the same period. The following table sets forth management's estimate of the projected maturities and/or repricing of the Company's assets and liabilities as of June 30, 1996. In preparing the table, certificates of deposit have been entered into the analysis based on contractual maturity. This table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels.

                                       3 Months     Over 3 Months     Over 1 to
                                        or Less      to One Year       5 Years       Over 5 Years        Total
                                     ------------    ------------    ------------    ------------    ------------
INTEREST-EARNING ASSETS:
Commercial loans .................   $ 22,995,471    $  1,988,678    $ 11,712,209    $  3,642,287    $ 40,338,645
Real estate loans ................        903,596       3,780,131       2,144,453       2,183,428       9,011,608
Installment & other consumer loans      1,931,627         926,460       4,416,294         185,086       7,459,467
Investment securities & other ....      5,827,016       4,386,909      27,842,826       4,817,983      42,874,734
                                     ------------    ------------    ------------    ------------    ------------
Total interest-earning
  assets .........................   $ 31,657,710    $ 11,082,178    $ 46,115,782    $ 10,828,784    $ 99,684,454


INTEREST-BEARING LIABILITIES:
NOW accounts .....................   $  9,724,779    $          0    $          0    $          0    $  9,724,779
Money market accounts ............     19,882,850               0               0               0    $ 19,882,850
Savings ..........................      1,979,085               0               0               0    $  1,979,085
Certificates .....................     14,917,025      18,133,189      12,550,925               0    $ 45,601,139
Other ............................      1,190,000               0       1,000,000       3,411,470    $  5,601,470
                                     ------------    ------------    ------------    ------------    ------------
Total Interest-Bearing
  Liabilities ....................   $ 47,693,739    $ 18,133,189    $ 13,550,925    $  3,411,470    $ 82,789,323
                                     ============    ============    ============    ============    ============

Interest-Earning Assets Less
  Interest-Bearing Liabilities ...   ($16,036,029)   ($ 7,051,011)   $ 32,564,857    $  7,417,314    $ 16,895,131
                                     ============    ============    ============    ============    ============

Cumulative Interest
  Rate Sensitivity ...............   ($16,036,029)   ($23,087,040)   $  9,477,817    $ 16,895,131
                                     ============    ============    ============    ============    ============

Cumulative Interest Rate Gap
  as a Percentage of Interest
  Earning Assets .................                        -16.09%         -23.16%            9.51%          16.95%
                                                     ============    ============    ============    ============
Cumulative Interest Rate
  Sensitivity Ratio (1) ..........                           0.66            0.65            1.12            1.20
                                                     ============    ============    ============    ============

(1) Interest-earning assets divided by interest-bearing liabilities

II.      A.  Investment Securities.

         Total investments, by category, are disclosed in Footnote 2 to the consolidated financial statements found on pages 18 and 19 of this report.

         B.  Investment Securities Maturities and Yields.

         The following table presents the maturity of securities held on June 30, 1996, and the weighted average rates by range of maturity:

                                                                         Average
                                                               Amount     Yield
U.S. treasury securities:
     Within 1 year .......................................   $ 2,003,468   5.24%
     After 1 but within 5 years ..........................    12,500,981   6.03%
                                                             -----------   ----
          Total ..........................................   $14,504,449   5.92%
                                                             ===========   ====
U.S. agency securities:
     After 1 but within 5 years ..........................   $10,363,049   6.25%
     After 5 years .......................................     2,249,117   6.11%
                                                             -----------   ----
          Total ..........................................   $12,612,166   6.22%
                                                             ===========   ====
Mortgage-backed securities:
     Within 1 year .......................................   $ 1,429,231   6.15%
     After 1 but within 5 years ..........................     3,982,902   6.46%
                                                             -----------   ----
          Total ..........................................   $ 5,412,133   6.38%
                                                             ===========   ====
Municipal securities:
     After 1 but within 5 years ..........................   $   349,603   7.01%
     After 5 years .......................................       246,205   6.17%
                                                             -----------   ----
          Total ..........................................   $   595,808   6.66%
                                                             ===========   ====

Other securities with no maturity or stated face rate ....   $ 1,550,166
                                                             ===========

         The Company does not utilize any financial instruments referred to as derivatives to manage interest rate risk.

         C.  Investment Concentrations.

         As of June 30, 1996, there existed no security in the investment portfolio above (other than U.S. Government and U.S. Government agencies) that exceeded 10% of stockholders equity at that date.

III.     A.  Types of Loans.

         Total  loans,  by  category,   are  disclosed  in  Footnote  3  to  the
         consolidated financial statements found on pages 19 and 20 of this report.

         B. Loan Maturities and Sensitivities of Loans to Changes in Interest Rates.

         The following table presents consolidated loan maturities by yearly ranges. Also included for loans after one year are the amounts which have predetermined interest rates and floating or adjustable rates.

As of June 30, 1996

                                                                                 Maturities After One Year
                                                                              --------------------------------
                              Due within     After one but                    Pre-determined      Adjustable
                               one year     within 5 years   After 5 years    Interest Rates    Interest Rates
                             ------------   --------------   -------------    --------------    --------------

Commercial ..............    $  9,952,899   $   24,502,829    $  5,882,917     $  14,519,497     $  15,866,249
Real estate .............       1,425,533        1,058,731       6,527,344         3,242,159         4,343,916
Installment and other
   consumer .............       2,152,851        5,074,066         232,550         4,590,463           716,153
                             ------------    -------------    ------------     -------------     -------------
     Totals                  $ 13,531,283    $  30,635,626    $ 12,642,811     $  22,352,119     $  20,926,318
                             ============    =============    ============     =============     =============

         C.  Risk Elements.

             1. Nonaccrual, past due and renegotiated loans.

                                                           1996          1995
                                                         --------       --------

Loans accounted for on nonaccrual basis ..........       $      0       $      0
Accruing loans past due 90 days or more ..........        306,774          1,678
Troubled debt restructurings                                    0              0
                                                         --------       --------
     Total .......................................       $306,774       $  1,678
                                                         ========       ========

               The policy of the Company is to place a loan on nonaccrual status if: (a) payment in full of interest or principal is not expected, or (b) principal or interest has been in default for a period of 90 days or more unless the obligation is both in the process of collection and well secured. Well secured is defined as collateral with sufficient market value to repay principal and all accrued interest. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including judgment enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to current status.

             2.Potential  Problem Loans. To management s best  knowledge,  there are no such significant loans that have not been disclosed in the above table.

            3. Foreign Outstandings.

               None

            4. Loan  Concentrations.  No  individual  real  estate  property  or mortgage amounts to 10% or more of consolidated assets.

         D. Other Interest Earning Assets.

           There are no interest bearing assets required to be disclosed here.

IV. Summary of Loan Loss Experience.

    The following table summarizes activity in the allowance for estimated losses on loans of the Company for the fiscal years ending June 30, 1996 and June 30, 1995:

                                                         1996          1995
                                                     ------------  ------------
Average amount of loans outstanding, before
     allowance for estimated losses on loans .....   $ 44,749,454  $ 23,451,527
Allowance for estimated losses on loans:
     Balance, beginning of fiscal year ...........   $    472,475  $    191,500
     Loans charged off:
          Commercial .............................       (117,555)            0
          Real estate ............................              0             0
          Installment and other consumer .........         (2,817)       (1,725)
     Loan recoveries:
          Commercial .............................              0             0
          Real estate ............................              0             0
          Installment and other consumer
                                                                0           100
                                                     ------------  ------------
     Net charge-offs .............................       (120,372)       (1,625)
     Provision charged to expense ................        500,397       282,600
     Balance, end of fiscal year .................   $    852,500  $    472,475
                                                     ============  ============

Ratio of net charge-offs to average loans
     outstanding .................................          0.27%         0.01%


The following table presents the allowance for estimated losses on loans by type of loans and the percentage of loans in each category to total loans

                                                                1996                   1995
                                                       ----------------------   ----------------------
                                                                % of Loans to            % of Loans to
                                                        Amount   Total Loans    Amount    Total Loans
                                                       -------- -------------   -------  -------------
Commercial and industrial ..........................   $      0     71.01%      $     0       78.55%
Real estate ........................................          0     15.86%            0        9.14%
Consumer ...........................................          0     13.13%            0       12.31%
Unallocated ........................................    852,500        N/A      472,475          N/A
- ----------------------------------------------------   --------    --------    --------     --------
     Total .........................................   $852,500     100.00%     $472,475     100.00%
                                                       ========    ========     ========    ========

V. Deposits

The average amount of and average rate paid for the categories of deposits for the fiscal years 1996 and 1995 are disclosed in the consolidated average balance sheets and can be found on page 3 of Appendix B.

Total time deposits in amounts greater than $100,000 at June 30, 1996 by maturity are disclosed in Footnote 5 to the consolidated financial statements found on page 21 of this report.

VI. Return on Equity and Assets

The following table presents the return on assets and equity and the equity to assets ratio of the Company for the years ended June 30, 1996 and 1995.

                                                 1996                1995
                                            --------------      --------------

Average total assets ..................     $   96,971,783      $   57,722,036
Average equity ........................     $   11,730,416      $   11,479,814
Net income (loss) .....................     $      682,588      $     (373,782)
Net income (loss) per share ...........     $          .47      $        (0.26)
Return on average assets ..............              0.70%              (0.65%)
Return on average equity ..............              5.82%              (3.26%)
Average equity to assets ratio ........             12.10%              19.89%

VII. Short Term Borrowings

No disclosure is required as the average balance of short term borrowings during the period was less than 30% of stockholders equity at June 30, 1996 and 1995.