Form 10-Q
period 1996-09-30
QUAD CITY HOLDINGS INC
filed 1996-11-13
CIK 906465

QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX






Part I   FINANCIAL INFORMATION

     Item 1 Consolidated Condensed Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets, September 30, 1996 & June 30, 1996

          Consolidated Condensed Statements of Income, For the Three Months Ended September 30, 1996 and 1995

          Consolidated Condensed Statements of Cash Flows, For the Three Months Ended September 30, 1996 and 1995

          Notes to Consolidated Condensed Financial Statements

     Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  OTHER INFORMATION

          Item 1 Legal Proceedings

          Item 2 Changes in Securities

          Item 3 Defaults Upon Senior Securities

          Item 4 Submission of Matters to a Vote of Security Holders

          Item 5 Other Information

          Item 6 Exhibits and Reports on Form 8-K

SIGNATURES

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                               September 30,       June 30,
                                                                                   1996              1996
                                                                               -------------    -------------
ASSETS
Cash and due from banks ....................................................   $   6,273,065    $   6,615,407
Federal funds sold .........................................................       6,615,000        2,728,000
Certificates of deposit at financial institutions ..........................       5,555,163        5,472,012

Securities held to maturity, at amortized cost
        (fair value September 1996, $2,990,893; June 1996, $3,097,115) .....       3,033,445        3,156,601
Securities available for sale, at fair value
        (amortized cost September 1996, $31,852,043; June 1996, $31,518,121)      31,515,010       31,032,652
                                                                               -------------    -------------
    Total securities .......................................................      34,548,455       34,189,253
                                                                               -------------    -------------

Loans receivable ...........................................................      67,244,055       56,809,720
Less: Allowance for estimated losses on loans ..............................      (1,008,879)        (852,500)
                                                                               -------------    -------------
    Net loans receivable ...................................................      66,235,176       55,957,220
                                                                               -------------    -------------

Premises and equipment, net ................................................       5,052,607        4,531,038
Accrued interest receivable ................................................         952,669        1,121,268
Other assets ...............................................................         867,367          860,779
                                                                               -------------    -------------

        Total assets .......................................................   $ 126,099,502    $ 111,474,977
                                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing .....................................................   $  18,026,054    $  15,730,265
   Interest-bearing ........................................................      85,433,318       77,187,853
                                                                               -------------    -------------
     Total deposits ........................................................     103,459,372       92,918,118
                                                                               -------------    -------------

Federal funds purchased ....................................................               0        1,190,000
Federal Home Loan Bank advances ............................................       5,398,486        3,411,470
Other borrowings ...........................................................       1,500,000        1,000,000
Other liabilities ..........................................................       3,665,418        1,286,783
                                                                               -------------     ------------
        Total liabilities ..................................................     114,023,276       99,806,371
                                                                               -------------     ------------

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000; shares issued none            --               --
Common stock, $1 par value; shares authorized 2,500,000; shares issued
  and outstanding 1,437,824 ................................................       1,437,824        1,437,824
Additional paid-in capital .................................................      11,764,416       11,764,416
Retained earnings (deficit) ................................................        (788,981)      (1,048,165)
                                                                               -------------     ------------
                                                                                  12,413,259       12,154,075
Unrealized (losses) on securities available for sale, net ..................        (337,033)        (485,469)
                                                                               -------------     ------------
        Total stockholders' equity .........................................      12,076,226       11,668,606
                                                                               -------------    -------------

        Total liabilities and stockholders' equity .........................   $ 126,099,502    $ 111,474,977
                                                                               =============    =============


See Notes to Consolidated Condensed Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                            Three Months Ended September 30,
                                                            --------------------------------
                                                                  1996          1995
                                                                ----------   ----------
Interest income:
     Interest and fees on loans .............................   $1,346,115   $  796,907
     Interest and dividends on securities ...................      520,981      415,658
     Interest on federal funds sold .........................       49,100      147,693
     Other interest .........................................       98,041       82,160
                                                                ----------   ----------
          Total interest income .............................    2,014,237    1,442,418
                                                                ----------   ----------

Interest expense:
      Interest on deposits ..................................      919,141      763,409
      Interest on other borrowings ..........................       89,128       46,445
                                                                ----------   ----------
          Total interest expense ............................    1,008,269      809,854
                                                                ----------   ----------

          Net interest income ...............................    1,005,968      632,564

 Provision for loan losses ..................................      157,400      100,800
                                                                ----------   ----------
          Net interest income after provision for loan losses      848,568      531,764
                                                                ----------   ----------

Other income:
     Merchant credit card, net of processing fees ...........      327,193      229,692
     Trust department .......................................      116,503       73,639
     Deposit service fees ...................................       42,269       27,228
     Other ..................................................       33,243       38,876
                                                                ----------   ----------
          Total other income ................................      519,208      369,435
                                                                ----------   ----------

Other expenses:
     Salaries and benefits ..................................      563,171      451,359
     Professional and data processing fees ..................      108,265       66,064
     Advertising and marketing ..............................       30,890       35,074
     Occupancy and equipment expense ........................      138,886       71,880
     Stationery and supplies ................................       43,912       27,569
     Provision for merchant credit card losses ..............       43,954       17,309
     Insurance ..............................................       18,949       26,409
     Postage and telephone ..................................       45,667       29,508
     Other ..................................................      114,898       82,185
                                                                ----------   ----------
          Total other expenses ..............................    1,108,592      807,357
                                                                ----------   ----------

          Net income ........................................   $  259,184   $   93,842
                                                                ==========   ==========

Income per common share: ....................................   $     0.18   $     0.07
                                                                ==========   ==========

See Notes to Consolidated Condensed Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Three Months Ended September 30,
                                                                                  --------------------------------
                                                                                         1996            1995
                                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income .............................................................   $    259,184    $     93,842
          Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation .........................................................         68,035          31,661
            Provision for loan losses ............................................        157,400         100,800
            Amortization of premiums (accretion of discounts) on securities, net .         (5,553)          4,381
            (Increase) decrease in accrued interest receivable ...................        168,599         (86,357)
            (Increase) decrease in other assets ..................................         (6,588)         18,164
            Increase in other liabilities ........................................      2,378,635         225,544
                                                                                     ------------    ------------
               Net cash provided by operating activities .........................   $  3,019,712    $    388,035
                                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Net (increase) decrease in federal funds sold ..........................     (3,887,000)      5,570,000
          Net (increase) in certificates of deposits at financial institutions ...        (83,151)     (1,107,895)
          Net loans originated ...................................................    (10,435,356)     (6,023,350)
          Purchase of securities held to maturity ................................              0      (2,478,009)
          Purchase of securities available for sale ..............................       (427,593)     (2,869,250)
          Proceeds from maturity of securities ...................................              0       1,000,000
          Proceeds from calls/paydowns on securities .............................        222,380       1,406,762
          Purchase of premises and equipment .....................................       (589,604)        (49,676)
                                                                                     ------------    ------------
               Net cash (used in) investing activities ...........................   $(15,200,324)   $ (4,551,418)
                                                                                     ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in time certificates of deposit accounts ..................      1,981,074       1,763,713
          Net increase in non-time deposit accounts ..............................      8,560,180       8,205,068
          Net (decrease) in federal funds purchased ..............................     (1,190,000)     (3,911,072)
          Net increase in Federal Home Loan Bank advances ........................      1,987,016               0
          Net increase in other borrowings .......................................        500,000               0
                                                                                     ------------    ------------
               Net cash provided by financing activities .........................   $ 11,838,270    $  6,057,709
                                                                                     ------------    ------------

               Net increase (decrease) in cash and due from banks ................       (342,342)      1,894,326
               Cash and due from banks, beginning ................................      6,615,407       3,830,270
                                                                                     ------------    ------------
               Cash and due from banks, ending ...................................   $  6,273,065    $  5,724,596
                                                                                     ============    ============
Supplemental disclosure of cash flow information, cash payments for:
          Interest ...............................................................   $  1,043,818    $    723,699
                                                                                     ============    ============
Supplemental schedule of noncash investing activities:
          Change in unrealized gains (losses)on securities available for sale, net   $    148,436    $      2,374
                                                                                     ============    ============

See Notes to Consolidated Condensed Financial Statements

Part I
Item 1


                            QUAD CITY HOLDINGS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated condensed financial statements include the accounts of Quad City Holdings, Inc. (the "Company") and its wholly owned subsidiaries, Quad City Bank and Trust Company (the "Bank") and Quad City
Bancard, Inc. ("Bancard"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - INITIAL PUBLIC OFFERING

The Company was incorporated in February of 1993, and its primary operating subsidiary (the "Bank") commenced operations during the first calendar quarter of 1994. On October 6, 1993, the Company went effective with its initial public offering. 1.2 million shares of common stock were issued in the offering. In November of 1993, the underwriter exercised its over-allotment option and acquired 162,824 additional shares of common stock. 75,000 shares were issued in a private placement in April of 1993 resulting in the total issued shares of 1,437,824.

Part I
Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Quad City Holdings. Inc. (the "Company") was formed in February of 1993 under the laws of the state of Delaware for the purpose of becoming the bank holding company of Quad City Bank and Trust Company (the "Bank").

     The Bank was capitalized on October 13, 1993 and commenced operations on January 7, 1994. The Bank was organized as an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full-service commercial and consumer banking services in Bettendorf and Davenport, Iowa and adjacent communities.

     Quad City Bancard, Inc. ("Bancard") was capitalized on April 3, 1995, as a Delaware corporation which provides merchant credit card processing services. This operation had previously been a division of the Bank since July 1994. Bancard has contracted with an independent sales organization which markets credit card services to merchants throughout the country. Currently, approximately 9,000 merchants process transactions with Bancard.

     The Company has a fiscal year end of June 30.

FINANCIAL CONDITION

      Total assets of the Company increased by $14,624,525 or 13.12% to $126,099,502 at September 30, 1996 from $111,474,977 at June 30, 1996. The growth primarily resulted from an increase in deposits received from customers.

      Cash and due from banks decreased by $342,342 or 5.17% to $6,273,065 at September 30, 1996 from $6,615,407 at June 30, 1996 and represented both cash maintained at the Bank, as well as funds that the Bank and the Company had deposited in other banks in the form of demand deposits.

      Federal funds sold are inter-bank funds with daily liquidity. At September 30, 1996, the Bank had invested $6,615,000 in such funds. This amount increased by $3,887,000, or 142.49%, from $2,728,000 at June 30, 1996.

      Certificates of deposit at financial institutions increased by $83,151 or 1.52% to $5,555,163 at September 30, 1996 from $5,472,012 at June 30, 1996. The increase was due to new deposits in other banks in the form of certificates of deposit.

      Securities increased by $359,202 or 1.05% to $34,548,455 at September 30, 1996 from $34,189,253 at June 30, 1996. The increase was the result of a number of transactions in the security portfolio. Two securities, classified as available for sale, were purchased during the quarter for $427,593, the net of the amortization of premiums and accretion of discounts was $5,553, and the increase in unrealized gain on securities available for sale was $148,436. The increase was offset by paydowns received on mortgage backed securities of $222,380.

     Loans receivable increased by $10,434,335 or 18.37% to $67,244,055 at September 30, 1996 from $56,809,720 at June 30, 1996. The increase was the result of the origination of $18,154,890 of commercial business, consumer and real estate loans, less loan repayments of $7,720,555.

      The allowance for estimated losses on loans at September 30, 1996 was $1,008,879, representing approximately 1.5% of gross loans outstanding. Similarly, the allowance for estimated losses on loans at June 30, 1996 was approximately 1.5% of gross loans outstanding, or $852,500. Although management believes that the allowance for estimated losses on loans at September 30, 1996 was at a level that is adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional contributions to its provision for loan losses in the future.

      Premises and equipment increased by $521,569 or 11.51% to $5,052,607 at September 30, 1996 from $4,531,038 at June 30, 1996. The increase resulted from the purchase of additional furniture, fixtures and equipment for the Bank and Bancard, and the site construction costs for the new Davenport banking location, offset by depreciation expense.

      Accrued interest receivable on loans, securities and interest-bearing cash accounts decreased by $168,599 or 15.04% to $952,669 at September 30, 1996 from $1,121,268 at June 30, 1996.

      Other assets increased slightly by $6,588 or 0.77% to $867,367 at September 30, 1996 from $860,779 at June 30, 1996. Other assets consisted mainly of miscellaneous receivables, prepaid expenses and accrued trust department income.

      Deposits increased by $10,541,254 or 11.34% to $103,459,372 at September 30, 1996 from $92,918,118 at June 30, 1996. The increase resulted from an $8,560,180 increase in non-interest bearing, NOW, money market and other savings accounts and a $1,981,074 increase in certificates of deposit.

      The Company had no federal funds purchased at September 30, 1996, as compared to $1,190,000 at June 30, 1996. The decrease was attributable to the reduction in funds received from correspondent banking customers to be reinvested in overnight deposits "as principal". In August 1995, the correspondent banking department implemented an "agent" federal funds program, whereby a portion of the funds received from downstream correspondent banking customers merely pass through the Company's financial statements to upstream correspondent banks. The implementation of the "agent" program resulted in a decrease to assets (federal funds sold) and liabilities (federal funds purchased).

      Federal Home Loan Bank ("FHLB") advances increased by $1,987,016 to $5,398,486 at September 30, 1996 from $3,411,470 at June 30, 1996. The Bank is a member of the FHLB of Des Moines. As a result of its membership in the FHLB, the Bank has the ability to borrow funds for short- or long-term purposes under a variety of programs.

      Other borrowings increased by $500,000 to $1,500,000 at September 30, 1996 from $1,000,000 at June 30, 1996. Other borrowings consisted of the amount outstanding on a $1,500,000 revolving credit note, which is secured by all the outstanding stock of the Bank. The borrowed funds were utilized to provide additional capital to the Bank to maintain its required 9% leverage ratio.

      Other liabilities increased by $2,378,635 or 184.85% to $3,665,418 at September 30, 1996 from $1,286,783 at June 30, 1996. Other liabilities was comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. The increase was primarily due to the accounts payable on Bancard's books at the end of the quarter.

      Common stock of $1,437,824 at both September 30, 1996 and June 30, 1996 represented 1,437,824 shares at $1.00 par value of the Company's common stock.

      At both September 30, 1996 and June 30, 1996, additional paid-in-capital of $11,764,416 consisted of the proceeds above par from the public stock offering less associated costs for professional fees and underwriting discounts and commissions, as well as the proceeds from the private placement less associated costs.

      The accumulated deficit at June 30, 1996 of $1,048,165 was comprised of pre-opening expenses, start-up expenses for the Bank, consisting primarily of salaries, marketing and advertising fees, supplies and forms and the net loss incurred. The accumulated deficit decreased by $259,184 to $788,981 at September 30, 1996 to reflect the net income for the three months.

      Unrealized losses on securities available for sale decreased by $148,436 to $337,033 at September 30, 1996 from $485,469 at June 30, 1996. The decrease was attributable to the increase in fair value of the securities, identified as available for sale, for the quarter.

      In anticipation of continued asset growth, the Company has decided to conduct a preferred stock offering. It is management's intention to raise at least $7.5 million. Subscriptions were signed during October 1996 for $5.0 million.

      RESULTS OF OPERATIONS

      Net income for the three month period ended September 30, 1996 more than doubled to $259,184 as compared to a net income of $93,842 for the same period in 1995.

      Interest income increased by $571,819 from $1,442,418 for the three month period ended September 30, 1995 to $2,014,237 for the three month period ended September 30, 1996. The 39.64% rise in interest income was primarily attributable to greater average outstanding balances in interest earning assets.

      Interest expense increased by $198,415 from $809,854 for the three month period ended September 30, 1995 to $1,008,269 for the three month period ended September 30, 1996. The 24.50% increase in interest expense was again primarily attributable to greater average outstanding balances in interest bearing liabilities.

      The Company had an allowance for estimated losses on loans of approximately 1.5% of total loans at September 30, 1996 and 1995. The provision for loan losses increased by $56,600 from $100,800 for the three month period ended September 30, 1995 to $157,400 for the three month period ended September 30, 1996. The 56.15% increase in the provision was made as a result of the increase in the total loan portfolio during this quarter. In the future, the Company plans to adjust the provision based on a risk weighting policy.

     Other income increased by $149,773 from $369,435 for the three month period ended September 30, 1995 to $519,208 for the three month period ended September 30, 1996. Other income at September 30, 1996 consisted of income from the merchant credit card operation, the trust department, depository service fees, and other miscellaneous fees. The increase was primarily due to the addition of new customers and increased volume of merchant credit card processing at Bancard and the addition of new clients in the trust department at the Bank.

      The main components of other expenses were primarily salaries and benefits, occupancy and equipment expenses, professional and data processing fees, insurance expenses, and advertising and marketing for both periods. Other expenses for the three months ended September 30, 1996 were $1,108,592 as compared to $807,357 for the same period in 1995. The $301,235, or 40.54% increase was primarily due to higher overhead expenses on the increased volume of business acquired in the last fiscal year.


OTHER DEVELOPMENTS

      The Bank opened the permanent Davenport facility on July 1, 1996. The newly constructed building is located on North Brady Street. The Bank owns one half of the two story commercial office structure that is separated by an atrium. The Bank occupies all 6,000 square feet of its first floor and utilizes the basement for storage and item processing. Three thousand square feet of its second floor has been leased to a professional services firm. The remaining 3,000 square feet is available for lease.

      In October of 1996, the management of the Company announced its intentions to lease space in the historic Velie Mansion in Moline. Bancard plans to relocate its operations to third floor of the 37,000 square foot building in mid 1997. Subject to regulatory approval, the Bank will create a full-service banking operation on the east half of the first floor of the building in late 1997, or early 1998.

NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board has issued Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which becomes effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Management believes that adoption of this Statement will not have a material effect on the Company's financial statements.

RECENT REGULATORY DEVELOPMENTS

     On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (i.e., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment is payable in full on November 27, 1996. The Bank holds no SAIF-assessable deposits and, therefore, is not subject to the special assessment.

      Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions, such as the Bank, cannot exceed 20% of the FICO assessments charged SAIF- member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a pro rata basis. The FDIC estimates that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

      The DIFA also provides for a merger of the BIF and SAIF on January 1, 1999, provided there are no state or federally chartered, FDIC-insured savings associations existing on that date. To facilitate the merger of the BIF and the SAIF, the DIFA directs the Treasury Department to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to the Congress by March 31, 1997.

      In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, establishes time frames within which the FDIC must act on applications by state banks to engage in activities which, although permitted for the state bank under applicable state law, are not permissible activities for national banks, and excludes ATM closures and certain branch office relocations from the prior notice requirements applicable to branch closings. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental clean-up laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and the Bank cannot be determined at this time, management believes that the legislation will reduce compliance costs to some extent and allow the Company and the Bank somewhat greater operating flexibility.

Part II


                                             QUAD CITY HOLDINGS, INC.


                                            PART II - OTHER INFORMATION


Item 1          Legal Proceedings - None

Item 2          Changes in Securities - None

Item 3          Defaults Upon Senior Securities - None

Item 4   Submission of Matters to a Vote of Security Holders - None

Item 5   Other Information - None

Item 6   Exhibits and Reports on Form 8-K - None

Part II




                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            QUAD CITY HOLDINGS, INC.
                                  (Registrant)



                                  By:  /s/ Douglas M. Hultquist
                                       -------------------------------------
                                       Douglas M. Hultquist, President





Date   November 8, 1996                 /s/ Michael A. Bauer
      ------------------                -------------------------------------
                                        Michael A. Bauer, Chairman




Date   November 8, 1996                 /s/ Douglas M. Hultquist
      ------------------                -------------------------
                                        Douglas M. Hultquist, President
                                        Principal Executive, Financial &
                                             Accounting Officer