Form 10QSB
period 1996-12-31
QUAD CITY HOLDINGS INC
filed 1997-02-14
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-QSB



(Mark One)

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1996

[   ]  Transition report under Section 13 or 15(d) of the Exchange Act
       For the transition period from                to
                                       --------------  -------------------------
       Commission file number  0-22208


                            Quad City Holdings, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                                 42-1397595
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   2118 Middle Road, Bettendorf, Iowa                               52722
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

                                 (319) 344-0600
                ------------------------------------------------
                (Issuer's telephone number, including area code)


 -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [ x ] No [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,437,824 as of February 8, 1997
--------------------------------

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                           Page
                                                                          Number


Part I    FINANCIAL INFORMATION

          Item 1     Consolidated Condensed Financial Statements (Unaudited)

                     Consolidated Condensed Balance Sheets,
                     December 31, 1996 & June 30, 1996

                     Consolidated Condensed Statements of Income,
                     For the Three Months Ended December 31, 1996 and 1995

                     Consolidated Condensed Statements of Income,
                     For the Six Months Ended December 31, 1996 and 1995

                     Consolidated Condensed Statement of Cash Flows,
                     For the Six Months Ended December 31, 1996 and 1995

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

          Item 1     Legal Proceedings

          Item 2     Changes in Securities

          Item 3     Defaults Upon Senior Securities

          Item 4     Submission of Matters to a Vote of Security Holders

          Item 5     Other Information

          Item 6     Exhibits and Reports on Form 8-K

          SIGNATURES

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)



                                                                               December 31,        June 30,
                                                                                  1996              1996
                                                                              -------------    -------------
ASSETS
Cash and due from banks ...................................................   $   7,120,790    $   6,615,407
Federal funds sold ........................................................      12,420,000        2,728,000
Certificates of deposit at financial institutions .........................       5,657,633        5,472,012

Securities held to maturity, at amortized cost
        (fair value December 1996, $3,005,002; June 1996, $3,097,115) .....       3,021,946        3,156,601
Securities available for sale, at fair value
        (amortized cost December 1996, $31,036,670; June 1996, $31,518,121)      30,994,573       31,032,652
                                                                              -------------    -------------
    Total securities ......................................................      34,016,519       34,189,253
                                                                              -------------    -------------

Loans receivable ..........................................................      76,610,570       56,809,720
Less: Allowance for estimated losses on loans .............................      (1,150,856)        (852,500)
                                                                              -------------    -------------
    Net loans receivable ..................................................      75,459,714       55,957,220
                                                                              -------------    -------------

Premises and equipment, net ...............................................       5,118,679        4,531,038
Accrued interest receivable ...............................................       1,191,550        1,121,268
Other assets ..............................................................         961,213          860,779
                                                                              -------------    -------------

        Total assets ......................................................   $ 141,946,098    $ 111,474,977
                                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing ....................................................   $  18,242,555    $  15,730,265
   Interest-bearing .......................................................      98,490,912       77,187,853
                                                                              -------------    -------------
     Total deposits .......................................................     116,733,467       92,918,118
                                                                              -------------    -------------

Federal funds purchased ...................................................               0        1,190,000
Federal Home Loan Bank advances ...........................................       8,165,664        3,411,470
Other borrowings ..........................................................       1,500,000        1,000,000
Other liabilities .........................................................       1,873,558        1,286,783
                                                                              -------------    -------------
        Total liabilities .................................................     128,272,689       99,806,371
                                                                              -------------    -------------

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000; shares issued
  and outstanding December 1996, 10; June 1996, none ......................              10                0
Common stock, $1 par value; shares authorized 2,500,000; shares issued
  and outstanding 1,437,824 ...............................................       1,437,824        1,437,824
Additional paid-in capital ................................................      12,764,406       11,764,416
Retained earnings (deficit) ...............................................        (486,734)      (1,048,165)
                                                                              -------------    -------------
                                                                                 13,715,506       12,154,075
Unrealized (losses) on securities available for sale, net .................         (42,097)        (485,469)
                                                                              -------------    -------------
        Total stockholders' equity ........................................      13,673,409       11,668,606
                                                                              -------------    -------------

        Total liabilities and stockholders' equity ........................   $ 141,946,098    $ 111,474,977
                                                                              =============    =============

See Notes to Consolidated Condensed Financial Statements.

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                                      Three Months
                                                                   Ended December 31,
                                                                -----------------------
                                                                   1996         1995
                                                                ----------   ----------
Interest income:
     Interest and fees on loans .............................   $1,559,832   $  945,151
     Interest and dividends on securities ...................      542,456      423,979
     Interest on federal funds sold .........................      103,194       75,338
     Other interest .........................................      104,158       89,806
                                                                ----------   ----------
          Total interest income .............................    2,309,640    1,534,274
                                                                ----------   ----------

Interest expense:
      Interest on deposits ..................................    1,059,273      798,268
      Interest on other borrowings ..........................      142,985        1,741
                                                                ----------   ----------
          Total interest expense ............................    1,202,258      800,009
                                                                ----------   ----------

          Net interest income ...............................    1,107,382      734,265

 Provision for loan losses ..................................      146,325      153,300
                                                                ----------   ----------
          Net interest income after provision for loan losses      961,057      580,965
                                                                ----------   ----------

Other income:
     Merchant credit card, net of processing fees ...........      362,864      214,707
     Trust department .......................................      134,630       76,929
     Deposit service fees ...................................       46,845       34,254
     Investment securities gains, net .......................            0        7,279
     Other ..................................................       53,876       40,472
                                                                ----------   ----------
          Total other income ................................      598,215      373,641
                                                                ----------   ----------

Other expenses:
     Salaries and benefits ..................................      648,922      413,422
     Professional and data processing fees ..................       96,625       56,095
     Advertising and marketing ..............................       20,940       27,390
     Occupancy and equipment expense ........................      163,662       74,984
     Stationery and supplies ................................       49,578       25,131
     Provision for merchant credit card losses ..............       67,241       26,879
     Insurance ..............................................       32,169       35,943
     Postage and telephone ..................................       36,950       28,408
     Other ..................................................      140,938      101,576
                                                                ----------   ----------
          Total other expenses ..............................    1,257,025      789,828
                                                                ----------   ----------

          Net income ........................................   $  302,247   $  164,778
                                                                ==========   ==========


Income per common share: ....................................   $     0.21   $     0.11
                                                                ==========   ==========

See Notes to Consolidated Condensed Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                                       Six Months
                                                                   Ended December 31,
                                                                -----------------------
                                                                   1996         1995
                                                                -----------------------
Interest income:
     Interest and fees on loans .............................   $2,905,947   $1,742,058
     Interest and dividends on securities ...................    1,063,437      839,637
     Interest on federal funds sold .........................      152,294      223,031
     Other interest .........................................      202,199      171,966
                                                                ----------   ----------
          Total interest income .............................    4,323,877    2,976,692
                                                                ----------   ----------

Interest expense:
      Interest on deposits ..................................    1,978,414    1,561,677
      Interest on other borrowings ..........................      232,113       48,186
                                                                ----------   ----------
          Total interest expense ............................    2,210,527    1,609,863
                                                                ----------   ----------

          Net interest income ...............................    2,113,350    1,366,829

 Provision for loan losses ..................................      303,725      254,100
                                                                ----------   ----------
          Net interest income after provision for loan losses    1,809,625    1,112,729
                                                                ----------   ----------

Other income:
     Merchant credit card, net of processing fees ...........      690,057      444,399
     Trust department .......................................      251,133      150,568
     Deposit service fees ...................................       89,114       61,482
     Investment securities gains, net .......................            0        7,279
     Other ..................................................       87,119       76,348
                                                                ----------   ----------
          Total other income ................................    1,117,423      740,076
                                                                ----------   ----------

Other expenses:
     Salaries and benefits ..................................    1,212,093      864,781
     Professional and data processing fees ..................      204,890      119,659
     Advertising and marketing ..............................       51,830       62,464
     Occupancy and equipment expense ........................      302,548      146,532
     Stationery and supplies ................................       93,490       52,700
     Provision for merchant credit card losses ..............      111,195       44,188
     Insurance ..............................................       51,118       62,684
     Postage and telephone ..................................       82,617       57,916
     Other ..................................................      255,836      183,261
                                                                ----------   ----------
          Total other expenses ..............................    2,365,617    1,594,185
                                                                ----------   ----------

          Net income ........................................   $  561,431   $  258,620
                                                                ==========   ==========


Income per common share: ....................................   $     0.39   $     0.18
                                                                ==========   ==========

See Notes to Consolidated Condensed Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             Six Months
                                                                                          Ended December 31,
                                                                                   ----------------------------
                                                                                       1996            1995
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income ...........................................................   $    561,431    $    258,620
          Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation .......................................................        154,864          65,362
            Provision for loan losses ..........................................        303,725         254,100
            Amortization of premiums (accretion of discounts) on securities, net        (19,224)        (10,639)
            Realized gain on securities available for sale .....................              0          (7,279)
            (Increase) in accrued interest receivable ..........................        (70,282)       (221,760)
            (Increase) in other assets .........................................       (100,434)       (699,525)
            Increase in other liabilities ......................................        586,775         210,582
                                                                                   ------------    ------------
               Net cash provided by (used in) operating activities .............   $  1,416,855    $   (150,539)
                                                                                   ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES
          Net (increase) decrease in federal funds sold ........................     (9,692,000)      4,800,000
          Net (increase) in certificates of deposits at financial institutions .       (185,621)     (1,422,945)
          Net loans originated .................................................    (19,806,219)    (11,377,426)
          Purchase of securities held to maturity ..............................              0      (2,723,782)
          Purchase of securities available for sale ............................       (603,532)     (7,027,450)
          Proceeds from maturity of securities .................................      1,000,000       3,000,000
          Proceeds from calls/paydowns on securities ...........................        238,862       3,455,393
          Proceeds from sale of securities available for sale ..................              0          51,446
          Purchase of premises and equipment ...................................       (742,505)       (169,404)
                                                                                   ------------    ------------
               Net cash (used in) investing activities .........................   $(29,791,015)   $(11,414,168)
                                                                                   ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in time certificates of deposit accounts ................      7,183,960       5,189,480
          Net increase in non-time deposit accounts ............................     16,631,389      15,372,598
          Proceeds from issuance of preferred stock ............................      1,000,000               0
          Net (decrease) in federal funds purchased ............................     (1,190,000)     (6,711,072)
          Net increase in Federal Home Loan Bank advances ......................      4,754,194               0
          Net increase in other borrowings .....................................        500,000               0
                                                                                   ------------    ------------
               Net cash provided by financing activities .......................   $ 28,879,543    $ 13,851,006
                                                                                   ------------    ------------

               Net increase in cash and due from banks .........................        505,383       2,286,299
               Cash and due from banks, beginning ..............................      6,615,407       3,830,270
                                                                                   ------------    ------------
               Cash and due from banks, ending .................................   $  7,120,790    $  6,116,569
                                                                                   ============    ============

Supplemental disclosure of cash flow information, cash payments for:
          Interest .............................................................   $  2,171,586    $  1,534,827
                                                                                   ============    ============

Supplemental schedule of noncash investing activities:
          Change in unrealized gains on securities available for sale, net .....   $    443,372    $     77,089
                                                                                   ============    ============

See Notes to Consolidated Condensed Financial Statements.

Part I
Item 1


                            QUAD CITY HOLDINGS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 1996



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Results for the three and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated condensed financial statements include the accounts of Quad City Holdings, Inc. (the "Company") and its wholly owned subsidiaries, Quad City Bank and Trust Company (the "Bank") and Quad City
Bancard, Inc. ("Bancard"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - INITIAL PUBLIC OFFERING

The Company was incorporated in February of 1993, and its primary operating subsidiary, the Bank, commenced operations during the first calendar quarter of 1994. On October 6, 1993, the Company went effective with its initial public offering. 1.2 million shares of common stock were issued in the offering. In November of 1993, the underwriter exercised its over-allotment option and acquired 162,824 additional shares of common stock. 75,000 shares were issued in a private placement in April of 1993 resulting in the total issued shares of 1,437,824.

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

     Quad City Bancard, Inc. ("Bancard") was capitalized on April 3, 1995, as a Delaware corporation which provides merchant credit card processing services. This operation had previously been a division of the Bank since July 1994. Bancard has contracted with an independent sales organization which markets credit card services to merchants throughout the country. Currently, approximately 9,500 merchants process transactions with Bancard.

     The Company has a fiscal year end of June 30.

FINANCIAL CONDITION

     Total assets of the Company increased by $30,471,121 or 27.33% to $141,946,098 at December 31, 1996 from $111,474,977 at June 30, 1996. The growth primarily resulted from an increase in deposits received from customers.

     Cash and due from banks increased by $505,383 or 7.64% to $7,120,790 at December 31, 1996 from $6,615,407 at June 30, 1996 and represented both cash maintained at the Bank, as well as funds that the Bank and the Company had deposited in other banks in the form of demand deposits.

     Federal funds sold are inter-bank funds with daily liquidity. At December 31, 1996, the Bank had invested $12,420,000 in such funds. This amount increased by $9,692,000, or 355.28%, from $2,728,000 at June 30, 1996.

     Certificates of deposit at financial institutions increased by $185,621 or 3.39% to $5,657,633 at December 31, 1996 from $5,472,012 at June 30, 1996. The increase was due to new deposits in other banks in the form of certificates of deposit.

     Securities decreased by $172,734 or 0.51% to $34,016,519 at December 31, 1996 from $34,189,253 at June 30, 1996. The decrease was the result of a number of transactions in the security portfolio. Two securities, classified as available for sale, were purchased during the quarter for $603,532, the net of the amortization of premiums and accretion of discounts was $19,224, and the decrease in unrealized loss on securities available for sale was $443,372. The increase was offset by paydowns received on mortgage backed securities of $238,862 and the maturity of a $1,000,000 security.

     Loans receivable increased by $19,800,850 or 34.85% to $76,610,570 at December 31, 1996 from $56,809,720 at June 30, 1996. The increase was the result of the origination of $40,476,279 of commercial business, consumer and real estate loans, less loan repayments of $20,675,429.

     The allowance for estimated losses on loans at December 31, 1996 was $1,150,856, representing approximately 1.5% of gross loans outstanding. Similarly, the allowance for estimated losses on loans at June 30, 1996 was approximately 1.5% of gross loans outstanding, or $852,500. Although management believes that the allowance for estimated losses on loans at December 31, 1996 was at a level that is adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional contributions to its provision for loan losses in the future.

     Premises and equipment increased by $587,641 or 12.97% to $5,118,679 at December 31, 1996 from $4,531,038 at June 30, 1996. The increase resulted from the purchase of additional furniture, fixtures and equipment for the Bank and Bancard, and the site construction costs for the new Davenport banking location, offset by depreciation expense.

     Accrued interest receivable on loans, securities and interest-bearing cash accounts increased slightly by $70,282 or 6.27% to $1,191,550 at December 31, 1996 from $1,121,268 at June 30, 1996.

     Other assets increased by $100,434 or 11.67% to $961,213 at December 31, 1996 from $860,779 at June 30, 1996. Other assets consisted mainly of miscellaneous receivables, prepaid expenses and accrued trust department income.

     Deposits increased by $23,815,349 or 25.63% to $116,733,467 at December 31, 1996 from $92,918,118 at June 30, 1996. The increase resulted from a $16,631,389 increase in non-interest bearing demand, NOW, money market and other savings accounts and a $7,183,960 increase in certificates of deposit.

     The Company had no federal funds purchased at December 31, 1996, as compared to $1,190,000 at June 30, 1996. The decrease was attributable to the reduction in funds received from correspondent banking customers to be reinvested in overnight deposits "as principal".

          Federal Home Loan Bank ("FHLB") advances increased by $4,754,194 or 139.36% to $8,165,664 at December 31, 1996 from $3,411,470 at June 30, 1996. The
Bank is a member of the FHLB of Des Moines. As a result of its membership in the FHLB, the Bank has the ability to borrow funds for short- or long-term purposes under a variety of programs.

      Other borrowings increased by $500,000 or 50.00% to $1,500,000 at December 31, 1996 from $1,000,000 at June 30, 1996. Other borrowings consisted of the amount outstanding on a $1,500,000 revolving credit note, which is secured by all the outstanding stock of the Bank. The borrowed funds were utilized to provide additional capital to the Bank to maintain its required 9% leverage ratio.

       Other liabilities increased by $586,775 or 45.60% to $1,873,558 at December 31, 1996 from $1,286,783 at June 30, 1996. Other liabilities was comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. The increase was primarily due to the accounts payable on Bancard's books at the end of the quarter.

      In anticipation of continued asset growth, the Company has privately placed shares of its preferred stock with institutional investors. It is management's intention to raise at least $7.5 million of its preferred stock. Subscriptions were signed during October and November 1996 for $5.5 million. On December 27, 1996, 10 shares of preferred stock were issued to a subscriber for a consideration of $1,000,000. Preferred stock of $10 at December 31, 1996 represented 10 shares at $1.00 par value of the Company's preferred stock.

       Common stock of $1,437,824 at both December 31, 1996 and June 30, 1996 represented 1,437,824 shares at $1.00 par value of the Company's common stock.

       Additional paid-in-capital increased by $999,990 or 8.5% to $12,764,406 at December 31, 1996 from $11,764,416 at June 30, 1996. The increase consisted of the proceeds above par from the preferred stock placement.

       The accumulated deficit at June 30, 1996 of $1,048,165 was comprised of pre-opening expenses, start-up expenses for the Bank, consisting primarily of salaries, marketing and advertising fees, supplies and forms and the net loss incurred. The accumulated deficit decreased by $561,431 to $486,734 at December 31, 1996 to reflect the net income for the six months.

       Unrealized losses on securities available for sale decreased by $443,372 to $42,097 at December 31, 1996 from $485,469 at June 30, 1996. The decrease was attributable to the increase in fair value of securities identified as available for sale for the six month period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

       Net income for the three month period ended December 31, 1996 of $302,247 almost doubled as compared to net income of $164,778 for the same period in 1995.

       Interest income increased by $775,366 from $1,534,274 for the three month period ended December 31, 1995 to $2,309,640 for the three month period ended December 31, 1996. The rise in interest income was primarily attributable to greater average outstanding balances in interest earning assets.

       Interest expense increased by $402,249 from $800,009 for the three month period ended December 31, 1995 to $1,202,258 for the three month period ended December 31, 1996. The increase in interest expense was primarily attributable to greater average outstanding balances in interest bearing liabilities.

       The Company had an allowance for estimated losses on loans of approximately 1.5% of total loans at both December 31, 1996 and 1995. The provision for loan losses decreased slightly by $6,975 from $153,300 for the three month period ended December 31, 1995 to $146,325 for the three month period ended December 31, 1996. In the future, the Company will begin to adjust the provision based on a risk weighting policy.

     Other income increased by $224,574 from $373,641 for the three month period ended December 31, 1995 to $598,215 for the three month period ended December 31, 1996. In 1996, other income consisted of income from depository service fees, income from the trust department, income from the merchant credit card operation and other miscellaneous fees. In 1995, other income also included the gains received on the sale of investment securities. The increase in other income was primarily due to the addition of new customers and increased volume of merchant credit card processing services at Bancard and the addition of new clients in the trust department at the Bank.

     The main components of other expenses were primarily salaries and benefits, occupancy and equipment expenses, professional and data processing fees, and the provision for merchant credit card losses for both periods. Other expenses for the three months ended December 31, 1996 were $1,257,025 as compared to $789,828 for the same period in 1995. The $467,197 increase was primarily due to higher overhead expenses on the increased volume of business acquired in the last fiscal year.

SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

      Net income for the six month period ended December 31, 1996 more than doubled to $561,431 as compared to a net income of $258,620 for the same period in 1995.

       Interest income increased by $1,347,185 from $2,976,692 for the six month period ended December 31, 1995 to $4,323,877 for the six month period ended December 31, 1996. The rise in interest income was primarily attributable to greater average outstanding balances in interest earning assets.

       Interest expense increased by $600,664 from $1,609,863 for the six month period ended December 31, 1995 to $2,210,527 for the six month period ended December 31, 1996. The increase in interest expense was primarily attributable to greater average outstanding balances in interest bearing liabilities.

       The Company had an allowance for estimated losses on loans of approximately 1.5% of total loans at both December 31, 1996 and 1995. The provision for loan losses increased by $49,625 from $254,100 for the six month period ended December 31, 1995 to $303,725 for the six month period ended December 31, 1996. The 19.53% increase in the provision was made as a result of the increase in the total loan portfolio, as well as the restoration of a loan charge off. In the future, the Company will begin to adjust the provision based on a risk weighting policy.

       Other income increased by $377,347 from $740,076 for the six month period ended December 31, 1995 to $1,117,423 for the six month period ended December 31, 1996. In 1996, other income consisted of income from depository service fees, income from the trust department, income from the merchant credit card operation and other miscellaneous fees. In 1995, other income also included the gains received on the sale of investment securities. The increase in other income was primarily due to the addition of new customers and increased volume of merchant credit card processing services at Bancard and the addition of new clients in the trust department at the Bank.

     The main components of other expenses were primarily salaries and benefits, occupancy and equipment expenses, professional and data processing fees, and the provision for merchant credit card losses for both periods. Other expenses for the six months ended December 31, 1996 were $2,365,617 as compared to $1,594,185 for the same period in 1995. The $771,432 increase was primarily due to higher overhead expenses on the increased volume of business acquired in the last fiscal year.

OTHER DEVELOPMENTS

     The Bank opened the permanent Davenport facility on July 1, 1996. The newly constructed building is located on North Brady Street. The Bank owns one half of the two story commercial office structure that is separated by an atrium. The Bank occupies all 6,000 square feet of its first floor and utilizes the basement for storage and item processing. Approximately thirty four hundred square feet of its second floor has been leased to a professional services firm. The remaining 2,300 square feet is available for lease.

     In October of 1996, the management of the Company announced its intentions to lease space in the historic Velie Mansion in Moline. Bancard plans to relocate its operations to the third floor of the 30,000 square foot building in mid 1997. Subject to regulatory approval, the Bank will create a full-service banking operation on the east side of the first floor of the building in late 1997 or early 1998.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and Statement No. 127 "Deferral of the Effective Date of Certain Provisions of Statement No. 125". Statement No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Statement No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The provisions of Statement No. 125 applicable to servicing of financial assets are effective for servicing of financial assets occurring after December 31, 1996. The provisions of Statement No. 125 applicable to transfers of financial assets and extinguishments of liabilities are effective for transfers and extinguishments occurring after December 31, 1997. Management believes that adoption of this Statement will not have a material effect on the Company's financial statements.

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


Item 1           Legal Proceedings                                    -    None

Item 2           Changes in Securities                                -    None

Item 3           Defaults Upon Senior Securities                      -    None

Item 4           Submission of Matters to a Vote of Security Holders

      The annual meeting of shareholders was held at the Jumer's Castle Lodge located at 900 Spruce Hills Drive, Bettendorf, Iowa on October 23, 1996 at 10:00 a.m. At the meeting, Richard R. Horst and Ronald G. Peterson were elected to serve as a Class III directors with a term expiring in 1999. Continuing as a Class I director (term expires in 1997) is Michael A. Bauer. Continuing as Class II directors (terms expire in 1998) are Douglas
      M. Hultquist and John W. Schricker. There were 1,437,824 issued and outstanding shares of common stock at the time of the annual meeting. There were 1,228,806 common shares represented at the meeting, either in person or by proxy, which constituted approximately 85% of the outstanding shares. The voting for directors at the annual meeting was as follows:

           Richard R. Horst - 1,227,384 votes for and 1,422 votes withheld Ronald G. Peterson - 1,227,784 votes for and 1,022 votes withheld

Item 5           Other Information                                    -    None
Item 6           Exhibits and Reports on Form 8-K                     -    None

Part II




                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            QUAD CITY HOLDINGS, INC.
                                  (Registrant)


                       By:  /s/ Douglas M. Hultquist
                            -------------------------------
                            Douglas M. Hultquist, President





Date   February 8, 1997                          /s/ Michael A. Bauer
       ----------------                          -----------------------------
                                                 Michael A. Bauer, Chairman



Date   February 8, 1997                          /s/ Douglas M. Hultquist
       ----------------                          -------------------------------
                                                 Douglas M. Hultquist, President
                                                 Principal Executive, Financial
                                                   & Accounting Officer