Form 10QSB
period 1997-03-31
QUAD CITY HOLDINGS INC
filed 1997-05-14
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)
[ x ] Quarterly  report  pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the quarterly period ended March 31, 1997

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from ________________ to _______________________

      Commission file number    0-22208


                            Quad City Holdings, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                      42-1397595
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   2118 Middle Road, Bettendorf, IA                          52722
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                                 (319) 344-0600
                           ---------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days Yes [ x ] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [    ]    No [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,437,824 as of May 8, 1997 .

Transitional Small Business Disclosure Format (check one): Yes [ x ]  No [   ]

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                          Page
                                                                         Number


Part I     FINANCIAL INFORMATION

           Item 1     Consolidated Condensed Financial Statements (Unaudited)

                      Consolidated Condensed Balance Sheets,
                      March 31, 1997 & June 30, 1996

                      Consolidated Condensed Statements of Income,
                      For the Three Months Ended March 31, 1997 and 1996

                      Consolidated Condensed Statements of Income,
                      For the Nine Months Ended March 31, 1997 and 1996

                      Consolidated Condensed Statement of Cash Flows, For the Nine Months Ended March 31, 1997 and 1996

                      Notes to Consolidated Condensed Financial Statements (Unaudited)

           Item 2     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

Part II    OTHER INFORMATION

           Item 1          Legal Proceedings

           Item 2          Changes in Securities

           Item 3          Defaults Upon Senior Securities

           Item 4          Submission of Matters to a Vote of Security Holders

           Item 5          Other Information

           Item 6          Exhibits and Reports on Form 8-K

           SIGNATURES

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                             March 31,         June 30,
                                                                               1997             1996
                                                                           -----------------------------
ASSETS
Cash and due from banks ...............................................    $  5,255,000     $  6,615,407
Federal funds sold ....................................................       5,705,000        2,728,000
Certificates of deposit at financial institutions .....................       5,855,917        5,472,012

Securities held to maturity, at amortized cost ........................       3,011,578        3,156,601
Securities available for sale, at fair value ..........................      33,458,297       31,032,652
                                                                           -----------------------------
    Total securities ..................................................      36,469,875       34,189,253
                                                                           -----------------------------

Loans receivable ......................................................      91,227,659       56,809,720
Less: Allowance for estimated losses on loans .........................      (1,370,475)        (852,500)
                                                                           -----------------------------
    Net loans receivable ..............................................      89,857,184       55,957,220
                                                                           -----------------------------

Premises and equipment, net ...........................................       5,222,081        4,531,038
Accrued interest receivable ...........................................       1,192,958        1,121,268
Other assets ..........................................................         904,764          860,779
                                                                           -----------------------------
        Total assets ..................................................    $150,462,779     $111,474,977
                                                                           =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing ................................................    $ 19,627,503     $ 15,730,265
   Interest-bearing ...................................................     101,772,187       77,187,853
                                                                           -----------------------------
     Total deposits ...................................................     121,399,690       92,918,118
                                                                           -----------------------------

Federal funds purchased ...............................................               0        1,190,000
Federal Home Loan Bank advances .......................................       9,311,552        3,411,470
Other borrowings ......................................................       1,500,000        1,000,000
Other liabilities .....................................................       4,418,305        1,286,783
                                                                           -----------------------------
        Total liabilities .............................................     136,629,547       99,806,371
                                                                           -----------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000; shares issued
  and outstanding March 1997, 10; June 1996, none .....................              10                0
Common stock, $1 par value; shares authorized 2,500,000; shares issued
  and outstanding 1,437,824 ...........................................       1,437,824        1,437,824
Additional paid-in capital ............................................      12,764,406       11,764,416
Retained earnings (deficit) ...........................................        (136,912)      (1,048,165)
                                                                           -----------------------------
                                                                             14,065,328       12,154,075
Unrealized (losses) on securities available for sale, net .............        (232,096)        (485,469)
                                                                           -----------------------------
        Total stockholders' equity ....................................      13,833,232       11,668,606
                                                                           -----------------------------
        Total liabilities and stockholders' equity ....................    $150,462,779     $111,474,977
                                                                           =============================

See Notes to Consolidated Condensed Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                   1997         1996
                                                              ----------------------------
Interest income:
     Interest and fees on loans .............................   $1,794,407   $1,017,040
     Interest and dividends on securities ...................      556,770      461,859
     Interest on federal funds sold .........................       80,248      116,854
     Other interest .........................................      106,884       95,240
                                                                -----------------------
          Total interest income .............................    2,538,309    1,690,993
                                                                -----------------------

Interest expense:
      Interest on deposits ..................................    1,142,614      878,491
      Interest on other borrowings ..........................      182,849       18,976
                                                                -----------------------
          Total interest expense ............................    1,325,463      897,467
                                                                -----------------------

          Net interest income ...............................    1,212,846      793,526

 Provision for loan losses ..................................      222,775      113,835
                                                                -----------------------
          Net interest income after provision for loan losses      990,071      679,691
                                                                -----------------------

Other income:
     Merchant credit card, net of processing fees ...........      406,718      232,893
     Trust department .......................................      194,480       96,623
     Deposit service fees ...................................       50,385       38,559
     Investment securities gains, net .......................       14,248            0
     Other ..................................................       85,930       35,350
                                                                -----------------------
          Total other income ................................      751,761      403,425
                                                                -----------------------
Other expenses:
     Salaries and benefits ..................................      792,267      488,065
     Professional and data processing fees ..................      102,837       66,544
     Advertising and marketing ..............................       24,151       31,622
     Occupancy and equipment expense ........................      173,534       72,417
     Stationery and supplies ................................       40,504       22,052
     Provision for merchant credit card losses ..............       26,122       39,232
     Insurance ..............................................       28,164       16,952
     Postage and telephone ..................................       42,024       27,766
     Other ..................................................      162,407      122,987
                                                                -----------------------
          Total other expenses ..............................    1,392,010      887,637
                                                                -----------------------
          Net income ........................................   $  349,822   $  195,479
                                                                =======================

Income per common share: ....................................   $     0.24   $     0.14
                                                                =======================

See Notes to Consolidated Condensed Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                               Nine Months Ended March 31,
                                                               ---------------------------
                                                                    1997        1996
                                                               ---------------------------
Interest income:
     Interest and fees on loans .............................   $4,700,354   $2,759,098
     Interest and dividends on securities ...................    1,620,207    1,301,496
     Interest on federal funds sold .........................      232,542      339,885
     Other interest .........................................      309,083      267,206
                                                                -----------------------
          Total interest income .............................    6,862,186    4,667,685
                                                                -----------------------

Interest expense:
      Interest on deposits ..................................    3,121,028    2,439,761
      Interest on other borrowings ..........................      414,962       67,569
                                                                -----------------------
          Total interest expense ............................    3,535,990    2,507,330
                                                                -----------------------

          Net interest income ...............................    3,326,196    2,160,355

 Provision for loan losses ..................................      526,500      367,935
                                                                -----------------------
          Net interest income after provision for loan losses    2,799,696    1,792,420
                                                                -----------------------

Other income:
     Merchant credit card, net of processing fees ...........    1,096,775      677,292
     Trust department .......................................      445,613      247,191
     Deposit service fees ...................................      139,499      100,041
     Investment securities gains, net .......................       14,248        7,279
     Other ..................................................      173,049      111,698
                                                                -----------------------
          Total other income ................................    1,869,184    1,143,501
                                                                -----------------------

Other expenses:
     Salaries and benefits ..................................    2,004,360    1,352,846
     Professional and data processing fees ..................      307,727      186,203
     Advertising and marketing ..............................       75,981       94,086
     Occupancy and equipment expense ........................      476,082      218,949
     Stationery and supplies ................................      133,994       74,752
     Provision for merchant credit card losses ..............      137,317       83,420
     Insurance ..............................................       79,282       79,636
     Postage and telephone ..................................      124,641       85,682
     Other ..................................................      418,243      306,247
                                                                -----------------------
          Total other expenses ..............................    3,757,627    2,481,821
                                                                -----------------------
          Net income ........................................   $  911,253   $  454,100
                                                                =======================

Income per common share: ....................................   $     0.63   $     0.32
                                                                =======================

See Notes to Consolidated Condensed Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Nine Months Ended March 31,
                                                                                      ---------------------------
                                                                                         1997            1996
                                                                                      ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income ............................................................     $  911,253    $    454,100
          Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation ........................................................        246,243         100,907
            Provision for loan losses ...........................................        526,500         367,935
            Amortization of premiums (accretion of discounts) on securities, net         (24,044)        (13,891)
            Realized gain on securities available for sale ......................        (14,248)         (7,279)
            (Increase) in accrued interest receivable ...........................        (71,690)       (201,336)
            (Increase) in other assets ..........................................        (43,985)     (1,036,349)
            Increase in other liabilities .......................................      3,131,522         242,732
                                                                                     ---------------------------
               Net cash provided by (used in) operating activities ..............    $ 4,661,551    $    (93,181)
                                                                                     ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Net (increase) decrease in federal funds sold .........................     (2,977,000)      8,230,000
          Net (increase) in certificates of deposits at financial institutions ..       (383,905)     (1,862,958)
          Net loans originated ..................................................    (34,426,464)    (17,740,574)
          Purchase of securities held to maturity ...............................              0      (2,723,782)
          Purchase of securities available for sale .............................     (4,884,260)    (15,261,546)
          Proceeds from maturity of securities ..................................      2,000,000       4,000,000
          Proceeds from calls/paydowns on securities ............................        862,603       4,412,830
          Proceeds from sale of securities available for sale ...................         32,700          51,446
          Purchase of premises and equipment ....................................       (937,286)     (1,621,622)
                                                                                    ----------------------------
               Net cash (used in) investing activities ..........................   $(40,713,612)   $(22,516,206)
                                                                                    ----------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in time certificates of deposit accounts .................     10,879,516       9,831,595
          Net increase in non-time deposit accounts .............................     17,602,056      18,883,309
          Proceeds from issuance of preferred stock .............................      1,000,000               0
          Net (decrease) in federal funds purchased .............................     (1,190,000)     (7,211,072)
          Net increase in Federal Home Loan Bank advances .......................      5,900,082               0
          Net increase in other borrowings ......................................        500,000       2,065,000
                                                                                    ----------------------------
               Net cash provided by financing activities ........................     34,691,654    $ 23,568,832
                                                                                    ----------------------------


               Net increase (decrease) in cash and due from banks ...............     (1,360,407)        959,445
               Cash and due from banks, beginning ...............................      6,615,407       3,830,270
                                                                                    ----------------------------
               Cash and due from banks, ending ..................................   $  5,255,000    $  4,789,715
                                                                                    ============================

Supplemental disclosure of cash flow information, cash payments for:
          Interest ..............................................................   $  3,386,596    $  2,419,389
                                                                                    ============================

Supplemental schedule of noncash investing activities:
          Change in unrealized gains/losses on securities available for sale, net   $    253,373    $   (243,257)
                                                                                    ============================

See Notes to Consolidated Condensed Financial Statements

Part I
Item 1


                            QUAD CITY HOLDINGS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Results for the three and nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

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

FINANCIAL CONDITION

Total assets of the Company increased by $38,987,802 or 34.97% to $150,462,779 at March 31, 1997 from $111,474,977 at June 30, 1996. The growth was primarily reflected in an increase in loans made to customers.

Cash and due from banks decreased by $1,360,407 or 20.56% to $5,255,000 at March 31, 1997 from $6,615,407 at June 30, 1996 and represented both cash maintained at the Bank, as well as funds deposited in other banks in the form of demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At March 31, 1997, the Company had invested $5,705,000 in such funds. This amount increased by $2,977,000, or 109.13%, from $2,728,000 at June 30, 1996.

Certificates of deposit at financial institutions increased by $383,905 or 7.02% to $5,855,917 at March 31, 1997 from $5,472,012 at June 30, 1996. This increase was due to increased deposits in other banks in the form of certificates of deposit.

Securities  increased by  $2,280,622 or 6.67% to  $36,469,875  at March 31, 1997
from $34,189,253 at June 30, 1996. The increase was the result of a number of transactions in the security portfolio. Six securities, classified as available for sale, were purchased during the period for $4,884,260; the net of the amortization of premium and the accretion of discounts was $24,044; and the decrease in unrealized loss on securities available for sale was $253,373. The increase was offset by proceeds from the maturity of two securities for $2,000,000 and the call of a security and paydown of mortgage backed securities of $862,603. Two investments, a common stock and a mutual fund, classified as available for sale, were sold for $32,700, which resulted in a gain of $14,248.
Part I Item 2

Loans receivable increased by $34,417,939 or 60.58% to $91,227,659 at March 31, 1997 from $56,809,720 at June 30, 1996. The increase was the result of the origination of $63,776,020 of commercial business, consumer and real estate loans, less loan repayments of $29,358,081.

The allowance for estimated losses on loans at March 31, 1997 was $1,370,475, representing approximately 1.5% of gross loans outstanding. Similarly, the allowance for estimated losses on loans at June 30, 1996 was approximately 1.5% of gross loans outstanding, or $852,500. Although management believes that the allowance for estimated losses on loans at March 31, 1997 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional contributions to its provision for loan losses in the future.

Premises and equipment increased by $691,043 or 15.25% to $5,222,081 at March 31, 1997 from $4,531,038 at June 30, 1996. The increase resulted from the purchase of additional furniture, fixtures and equipment for the Bank and Bancard, and the site construction costs for the new Davenport banking location, offset by depreciation expense.

Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $71,690 or 6.39% to $1,192,958 at March 31, 1997 from $1,121,268 at June 30, 1996.

Other assets increased by $43,985 or 5.11% to $904,764 at March 31, 1997 from $860,779 at June 30, 1996. Other assets consisted primarily of miscellaneous receivables, prepaid expenses and accrued trust department income.

Deposits  increased by $28,481,572 or 30.65% to  $121,399,690  at March 31, 1997
from $92,918,118 at June 30, 1996. The increase resulted from a $3,897,238 increase in noninterest-bearing accounts and a $24,584,334 increase in interest-bearing accounts.

The Company had no federal funds purchased at March 31, 1997, as compared to $1,190,000 at June 30, 1996. The decrease was attributable to the reduction in funds received from correspondent banking customers to be reinvested in overnight deposits "as principal".

Federal Home Loan Bank ("FHLB") advances increased by $5,900,082 or 172.95% to $9,311,552 at March 31, 1997 from $3,411,470 at June 30, 1996. The Bank is a member of the FHLB of Des Moines. As a result of its membership in the FHLB, the Bank has the ability to borrow funds for short- or long-term purposes under a variety of programs. The increase in FHLB advances is primarily due to the Bank borrowing funds for a longer-term to match against commercial real estate loans.

Other borrowings increased by $500,000 or 50.00% to $1,500,000 at March 31, 1997 from $1,000,000 at June 30, 1996. Other borrowings consisted of the amount outstanding on a $1,500,000 revolving credit note, which is secured by all the outstanding stock of the Bank. The borrowed funds were utilized to provide additional capital to the Bank to maintain its required leverage ratio.

Other liabilities increased by $3,131,522 or 243.36% to $4,418,305 at March 31, 1997 from $1,286,783 at June 30, 1996. Other liabilities was comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. The increase was primarily due to the timing of Bancard's receipt of funds from Visa and Mastercard and the distribution of those funds to merchants. This situation at quarter-end increased Bancard's accounts payable to $3,208,470.

In anticipation of continued asset growth, the Company has privately placed shares of its preferred stock with institutional investors. It is management's intention to raise proceeds of approximately $7.5 million with the preferred stock. Subscriptions were signed during October and November 1996 for $5.5 million. On December 27, 1996, 10 shares of $1.00 par value preferred stock were issued to a subscriber for a consideration of $1,000,000.

Common stock of $1,437,824 at both March 31, 1997 and June 30, 1996 represented 1,437,824 shares at $1.00 par value of the Company's common stock.

Additional paid-in-capital increased by $999,990 or 8.50% to $12,764,406 at March 31, 1997 from $11,764,416 at June 30, 1996. The increase consisted of the proceeds above par from the preferred stock placement.

The accumulated deficit at June 30, 1996 of $1,048,165 was comprised of pre-opening expense, start-up expenses for the Bank, consisting primarily of salaries, marketing and advertising fees, supplies and forms and the net loss incurred. The accumulated deficit decreased by $911,253 to $136,912 at March 31, 1997 to reflect the net income for the nine months.

Unrealized losses on securities available for sale decreased by $253,373 to $232,096 at March 31, 1997 from $485,469 at June 30, 1996. The decrease was attributable to the increase in fair value of securities identified as available for sale for the nine month period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Net income for the three month period ended March 31, 1997 of $349,822 was up 78.96% as compared to net income of $195,479 for the same period in 1996.

Interest income increased by $847,316 from $1,690,993 for the three month period ended March 31, 1996 to $2,538,309 for the three month period ended March 31, 1997. The rise in interest income was primarily attributable to a greater average outstanding balance in loans receivable.

Interest expense increased by $427,996 from $897,467 for the three month period ended March 31, 1996 to $1,325,463 for the three month period ended March 31, 1997. The increase in interest expense was primarily attributable to greater average outstanding balances in interest bearing liabilities.

The Company had an allowance for estimated losses on loans of approximately 1.5% of gross loans outstanding at both March 31, 1997 and 1996. The provision for loan losses increased by $108,940 from $113,835 for the three month period ended March 31, 1996 to $222,775 for the three month period ended March 31, 1997 in response to the 60% increase in loans receivable during the fiscal quarter. In the future, the Company plans to adjust the provision based on a risk weighting policy.

Other income increased by $348,336 from $403,425 for the three month period ended March 31, 1996 to $751,761 for the three month period ended March 31, 1997. In both 1997 and 1996, other income consisted of income from the merchant credit card operation, income from the trust department, income from depository service fees, and other miscellaneous fees. In 1997, other income also included the gains received on the sale of investment securities. The increase in other income was primarily due to the addition of new customers and increased volume of merchant credit card processing services at Bancard and the addition of new clients in the trust department at the Bank.

The main components of other expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees for both periods. Other expenses for the three months ended March 31, 1997 were $1,392,010 as compared to $887,637 for the same period in 1996. The $504,373 increase was primarily due to higher overhead expenses on the increased volume of business in the last fiscal year.

NINE MONTHS ENDED MARCH 31, 1997 AND 1996

Net income for the nine month period ended March 31, 1997 more than doubled to $911,253 as compared to a net income of $454,100 for the same period in 1996.

Interest income increased by $2,194,501 from $4,667,685 for the nine month period ended March 31, 1996 to $6,862,186 for the nine month period ended March 31, 1997. The rise in interest income was primarily attributable to a greater average outstanding balance in loans receivable.

Interest expense increased by $1,028,660 from $2,507,330 for the nine month period ended March 31, 1996 to $3,535,990 for the nine month period ended March 31, 1997. The increase in interest expense was primarily attributable to greater average outstanding balances in interest bearing liabilities.

The Company had an allowance for estimated losses on loans of approximately 1.5% of gross loans outstanding at both March 31, 1997 and 1996. The provision for loan losses increased by $158,565 from $367,935 for the nine month period ended March 31, 1996 to $526,500 for the nine month period ended March 31, 1997. The increase in the provision was made as a result of the increase in the total loan portfolio, as well as the restoration of a loan charge off. In the future, the Company plans to adjust the provision based on a risk weighting policy.

Other income increased by $725,683 from $1,143,501 for the nine month period ended March 31, 1996 to $1,869,184 for the nine month period ended March 31, 1997. In both 1997 and 1996, other income consisted of income from the merchant credit card operation, income from the trust department, income from depository service fees, other miscellaneous fees and the gains received on the sale of investment securities. The increase in other income was primarily due to the addition of new customers and increased volume of merchant credit card processing services at Bancard and the addition of new clients in the trust department at the Bank.

The main components of other expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees for both periods. Other expenses for the nine months ended March 31, 1997 were $3,757,627 as compared to $2,481,821 for the same period in 1996. The $1,275,806 increase was primarily due to higher overhead expenses on the increased volume of business in the last fiscal year.

OTHER DEVELOPMENTS

The Bank opened the permanent Davenport facility on July 1, 1996. The newly constructed building is located on North Brady Street. The Bank owns one half of the two story commercial office structure that is separated by an atrium. The Bank occupies all 6,000 square feet of its first floor and utilizes the basement for storage and item processing. Approximately 3,400 square feet of its second floor has been leased to a professional services firm. The remaining 2,300 square feet will be utilized by the residential real estate department of the Bank.

In October 1996, the management of the Company announced its intentions to lease space in the historic Velie Mansion in Moline. Bancard plans to relocate its operations to the third floor of the 30,000 square foot building in mid 1997. Subject to regulatory approval, a full-service banking facility will begin operations on the east side of the first floor of the building in late 1997 or early 1998. A Permit to Organize an Illinois State Bank has been granted to the Company by the Illinois Commissioner of Banks.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and Statement No. 127 "Deferral of the Effective Date of Certain Provisions of Statement No. 125". Statement No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Statement No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The provisions of Statement No. 125 applicable to servicing of financial assets are effective for servicing of financial assets occurring after December 31, 1996. Adoption of these provisions of the Statement had no effect on the Company's financial statements. The provisions of Statement No. 125 applicable to transfers of financial assets and extinguishments of liabilities are effective for transfers and extinguishments occurring after December 31, 1997. Management believes that adoption of these provisions of the Statement will not have a material effect on the Company's financial statements.

The Financial Accounting Standards Board has issued Statement No. 128 "Earnings per Share" which becomes effective for financial statements issued for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Management believes that adoption of this Statement will not have a material effect on the Company's financial statements.

The Financial Accounting Standards Board has issued Statement No. 129 "Disclosures of Information about Capital Structure" which becomes effective for financial statements for periods ending after December 15, 1997. This Statement establishes standards for disclosing information about an entity's capital structure. It applies to all entities. Management believes that adoption of this Statement will not have a material effect on the Company's financial statements.

RECENT REGULATORY DEVELOPMENTS

Various bills have been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. The bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

At this time, the Company is unable to predict whether any of the pending bills will be enacted, and therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

Additionally, the Illinois legislature is considering legislation that would prohibit out-of-state banks from acquiring an Illinois bank unless the Illinois bank has been in existence and continuously operated for a period of at least five years. The enactment of such legislation could effect the manner in which the Company establishes a full-service banking operation in Illinois.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. The Company intends such forward-looking statements  to be  covered by the safe  harbor  provisions  for  forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally
identifiable   by  the  use  of  the  words   "believe,"   "expect,"   "intend,"
"anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Part II


                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


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


                                QUAD CITY HOLDINGS, INC.
                                     (Registrant)


                            By: /s/ Douglas M. Hultquist
                                -------------------------------
                                Douglas M. Hultquist, President





Date:  May 8, 1997                              /s/ Michael A. Bauer
                                                ---------------------------
                                                Michael A. Bauer, Chairman




Date:  May 8, 1997                              /s/ Douglas M. Hultquist
                                                --------------------------------
                                                Douglas M. Hultquist, President
                                                Principal Executive, Financial &
                                                Accounting Officer