Form 10KSB
period 1997-06-30
QUAD CITY HOLDINGS INC
filed 1997-09-29
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549
                                                     FORM 10-KSB


(Mark One)

[ x  ]  Annual report under Section 13 or 15(d) of the  Securities  Exchange
        Act of 1934 (Fee required) For the fiscal year ended June 30, 1997

[    ]  Transition report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 (No fee required) For the transition period from _______________________ to _______________________

        Commission file number        0-22208


                            Quad City Holdings, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                      42-1397595
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

   2118 Middle Road, Bettendorf, Iowa                            52722
----------------------------------------                       ----------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer's revenues for its most recent fiscal year were $12,513,398.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of August 21, 1997 was approximately $29,950,000. As of said date, the Issuer had 1,462,824 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:
         Part III of Form 10-KSB - Proxy statement for annual meeting of stockholders to be held in 1997.

Transitional Small Business Disclosure Format (check one): Yes [   ]    No [ x ]

Part I

Item 1.  Description of the Business

         Quad City Holdings, Inc. (the "Company") was formed in February of 1993 under the laws of the state of Delaware for the purpose of becoming the bank holding company of Quad City Bank and Trust Company (the "Bank").

         The Bank was capitalized on October 13, 1993 and commenced operations on January 7, 1994. The Bank is organized as an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full-service commercial and consumer banking services in the Quad City area through its offices located in Bettendorf and Davenport, Iowa and in Moline, Illinois.

         Quad City Bancard, Inc. ("Bancard") was capitalized on April 3, 1995, as a Delaware corporation which provides merchant credit card processing services. This operation had previously been a division of the Bank since July 1994. Bancard has contracted with an independent sales organization which markets credit card services to merchants throughout the country. Currently, approximately 10,000 merchants process transactions with Bancard.

         The Company owns 100% of the Bank and Bancard, and in addition to such ownership invests its capital in stocks of financial institutions and mutual funds, as well as participates in loans with the Bank.

         The Bank competes with other commercial banks, investment and brokerage firms, savings banks, savings and loan institutions, credit unions and other financial service organizations in the Quad Cities market. Being established in 1994, the Bank is one of the smaller financial institutions in its market. The Bank, the Company and Bancard are regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). In addition, the Bank is regulated by the Iowa Superintendent of Banking (the "Iowa Superintendent") and the Federal Deposit Insurance Corporation (the "FDIC").

         The Company's principal business consists of attracting deposits from the public and investing those deposits in loans and securities. The Bank's deposits are insured to the maximum amount allowable by the FDIC. The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits. The Company's operating results are affected by merchant credit card fees, trust fees, deposit service charges, and other income. Operating expenses of the Company include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses and other administrative expenses. The Company's operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

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

         The Company, the Bank and Bancard have a June 30th fiscal year end and employ 85 individuals. No one customer accounts for more than 10% of revenues, loans or deposits.

         See Appendix B for the tables and schedules which show selected comparative statistical information required pursuant to the industry guides promulgated under the Securities Act of 1933 and 1934, relating to the business of the Company.

Item 2.  Description of Property

         The main offices of the Company and the Bank are in a 6,700 square foot facility which was completed in January of 1994. In March of 1994, the Bank acquired that facility, which is located at 2118 Middle Road in Bettendorf.

         Construction of a second full service banking facility was completed in July of 1996 to provide for the convenience of customers and to expand its market territory. The Bank also owns its portion of that facility which is located at 4500 Brady Street in Davenport. The two story building is in two segments that are separated by an atrium. The Bank owns the south half of the building, while the northern portion is owned by the developer. Each floor is 6,000 square feet. The Bank occupies its first floor and utilizes the basement for storage and item processing. The basement is in the process of being finished to provide additional space for the Bank's operational functions. Approximately 3,500 square feet of its second floor has been leased to a professional services firm. A lease on the remaining 2,500 square feet is currently being negotiated. In addition, the residential real estate department of the Bank will be leasing approximately 2,500 square feet on the first floor in the north half of the building.

         Renovation of a third full service banking facility is underway at the historic Velie Plantation Mansion located near the intersection of 7th Street and John Deere Road in Moline near the Rock Island/Moline border. The building is owned by the developer and the Bank and Bancard will be major tenants. The Company has no plans to purchase the building. Bancard plans to relocate its operations to the lower level of the 30,000 square foot building in late 1997. The Bank will begin its operations on the first floor of the building in early 1998. The Company obtained an Illinois banking charter that was subsequently merged into the Iowa charter.

         The Bank currently leases approximately 1,500 square feet of office space in a building adjacent to the Velie Plantation Mansion property and has been operating a temporary branch facility since June 16, 1997.

         Bancard currently leases approximately 1,700 square feet of office space in Bettendorf from an unrelated third party.

         Management is of the opinion that the facilities are of sound construction, in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Company.

         The Bank intends to limit its investment in premises to no more than 50% of Bank capital. The Bank frequently invests in commercial real estate mortgages. The Bank also invests in residential mortgages. The Bank has established lending policies which include a number of underwriting factors to be considered in making a loan including, location, loan to value ratio, cash flow, interest rate and credit worthiness of the borrower.

         No individual real estate property or mortgage amounts to 10% or more of consolidated assets.

Item 3.  Legal Proceedings

         The Company is not aware of any legal proceedings against it, the Bank or Bancard.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to the stockholders of the Company for a vote during the fourth quarter of the fiscal year ended June 30, 1997.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's common stock has been traded on The Nasdaq SmallCap Market since October 6, 1993. High and low sales prices, as reported on Nasdaq for each quarterly period during the two fiscal years ended June 30, 1997 and 1996 were as follows:

                                                     Fiscal 1997         Fiscal 1996
                                                   ------------------   -----------------
                                                      Sale Price          Sale Price
                                                   ------------------   -----------------
                                                     High       Low      High       Low
                                                   --------------------------------------
         First quarter .......................     $13 3/4    $12 3/4   $12       $ 9 3/4
         Second quarter ......................      15 1/4     13        12        10 1/2
         Third quarter .......................      17         14        12 3/4    10 3/4
         Fourth quarter ......................      21         16        13 3/4    12

         No cash dividends were declared during the past fiscal year. At June 30, 1997, there were estimated to be approximately 2,000 holders of record of the Company's common stock.

         The Company expects that all earnings will be retained to finance the growth of the Company, the Bank and Bancard, and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will probably be largely dependent upon dividends from the Bank and Bancard for funds to pay dividends on the common stock.

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

Item 6.  Management's Discussion and Analysis

         Results of Operations

         Net income for the year ended June 30, 1997 was $1,219,336, compared to $682,588 for the year ended June 30, 1996. Results improved primarily because of a $1,315,136 increase in net interest income after provision for loan losses, and a $1,101,026 increase in other income. These increases were offset by a $1,714,414 increase in other expenses due primarily to the increased number of employees and higher operating costs related to the increased volume of business, as well as income taxes of $165,000 . Losses were reported for the periods ended June 30, 1995 and 1994 of $373,782 and $1,122,402, respectively. Because the Company was a start-up venture, there were expected losses during the pre-opening period and for the first several years of operations.

         Interest income increased to $9,750,085 in fiscal 1997 from $6,583,467 in fiscal 1996, a rise of $3,166,618. The rise was primarily due to greater average outstanding balances in interest bearing assets. Interest income is comprised primarily of interest income on loans (including loan fees), securities, federal funds sold and the Company's own deposits maintained at other financial institutions. Interest income should continue to grow as the loan portfolio and other assets increase, and would also increase as a result of a rise in interest rates.

         Interest expense increased to $4,993,868 in fiscal 1997 from $3,486,380 in fiscal 1996, an increase of $1,507,488, and represented interest paid primarily to depositors, as well as interest paid on Federal Home Loan Bank advances and federal funds purchased. The increase in interest expense was again primarily due to greater average outstanding balances in interest bearing liabilities. Interest expense will continue to increase as deposits and Federal Home Loan Bank advances and other borrowings grow and would also increase as a result of a rise in interest rates.

         Net interest income for the years ended June 30, 1997 and June 30, 1996 amounted to $4,756,217 and $3,097,087, respectively, and represented the difference between interest income earned on earning assets and interest expense paid on interest bearing liabilities.

         The provision for loan losses is established based on factors such as the local and national economy and the risk associated with the loans in the portfolio. The Company's provision for loan losses was $844,391 for the year ended June 30, 1997, compared to $500,397 for the year ended June 30, 1996. The $343,994 increase in the provision for loan losses was primarily in response to the growth in the loan portfolio during fiscal 1997. The increase maintained the Company's allowance for estimated losses on loans at 1.5% of total loans at both June 30, 1997 and June 30, 1996.

         Other income increased by $1,101,026 to $2,763,313 in fiscal 1997 from $1,662,287 in fiscal year 1996. Management plans to place increased importance on enhancing noninterest income by establishing a profitability steering committee during fiscal 1998.

         One of the most significant components of other income is net merchant credit card income which totaled $1,531,728 and $1,007,830 in fiscal 1997 and 1996, respectively. The $523,898 growth experienced in fiscal 1997 reflects the increase of over $167 million of transactions processed, as well as the addition of approximately 1,500 new merchants.

         Trust income increased to $736,461 in fiscal 1997 from $355,360 in fiscal 1996. The $381,101 increase reflects the development of new trust relationships, as well as a strong stock market.

         Other income increased $142,876 in fiscal 1997 to $272,023 from $129,147 in fiscal 1997. The increase was primarily due to the fees generated by the item processing department, receipt of lease income on the second floor of the Davenport building and the growth in the commission income generated by the investment center.

         Other expenses consisted primarily of salaries and benefits; other expense, including bank service charges and trust related expenses; professional fees, including data processing fees; and occupancy and equipment expenses. Concurrent with the Company's growth, other expenses increased to $5,290,803 in fiscal 1997 from $3,576,389 in fiscal 1996. The $1,714,414 increase was primarily due to higher overhead expenses on the increased volume of business attained during fiscal 1997. Management will continue to attempt to contain overhead costs while maintaining optimal service levels and productivity.

         In fiscal 1997, salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the twelve months ended June 30, 1997, total salaries and benefits increased to $2,934,758, or $961,076 over the June 30, 1996 total of $1,973,682. The change was primarily attributable to the increase in the Company's number of employees, as well as merit and cost of living raises.

         In fiscal 1997, occupancy and equipment expense experienced the largest single percentage increase within the noninterest expense category. For the twelve months ended June 30, 1997, total occupancy and equipment expense increased to $654,010, or $364,780 over the June 30, 1996 total of $289,230. The change was primarily attributable to the Company's expansion to a second banking facility, located in Davenport.

         The Company's income taxes expense was $165,000 for the year ended June 30, 1997. During fiscal 1997 the pre-opening and initial losses had been fully utilized, therefore during the fiscal fourth quarter, income tax expense was recorded.

         Financial Condition and Liquidity

         Total assets of the Company grew by $56,903,774, or 51.05%, to $168,378,751 at June 30, 1997 from $111,474,977 at June 30, 1996. The most dramatic increase in the Bank's financial condition was in the loan portfolio. The loan portfolio was funded primarily from an increase in deposits received from customers.

         Cash and due from banks increased by $338,056, or 5.11%, to $6,953,463 at June 30, 1997 from $6,615,407 at June 30, 1996 and represented cash maintained at the Bank and funds that the Bank and the Company had deposited in other banks in the form of demand deposits.

         Federal funds sold are inter-bank funds with daily liquidity. At June 30, 1997, the Bank had invested $9,190,000 in such funds. Such amount increased by $6,462,000 from $2,728,000 at June 30, 1996.

         A portion of the Bank's investment securities are purchased with the intent to hold the securities until they mature. These held to maturity securities were recorded at amortized cost at both June 30, 1997 and June 30, 1996. At June 30, 1997, mortgage-backed securities and municipal securities made up the $2,914,129 balance. This was a decrease of $242,472, or 7.68%, from June 30, 1996, when mortgage-backed securities and municipal securities made up the $3,156,601 balance. Market values at June 30, 1997 and June 30, 1996 were $2,888,062 and $3,097,115, respectively.

         All of the Company's and a portion of the Bank s securities are placed in the available for sale category as the securities may be liquidated to provide cash for operating or financing purposes. These securities were reported at fair value and decreased by $2,135,023, or 6.88% to $28,897,629 at June 30, 1997 from $31,032,652 at June 30,1996. The decrease was attributable to the significant loan growth during the fiscal year. The amortized cost of such securities at June 30, 1997 and June 30, 1996 was $28,986,270 and $31,518,121, respectively.

         The amortized cost and the weighted average yields for the categories of securities are summarized below.

                                            1997                    1996
                                  ----------------------   ---------------------
                                   Amortized     Average    Amortized   Average
                                     Cost         Yield        Cost      Yield
                                  ----------------------------------------------
Securities held to maturity:
     Mortgage-backed securities   $ 2,317,513     6.21%    $ 2,560,793   5.98%
     Municipal securities .....       596,616     6.82         595,808   6.66
                                  -----------              -----------
          Totals ..............   $ 2,914,129              $ 3,156,601
                                  ===========              ===========
Securities available for sale:
     U.S. treasury securities .   $14,496,366     5.74%    $14,504,449   5.92%
     U.S. agency securities ...     9,742,495     6.50      12,612,166   6.22
     Mortgage-backed securities     2,357,376     6.31       2,851,340   6.74
     Other securities .........     2,390,033   Variable     1,550,166  Variable
                                  -----------              -----------
          Totals ..............   $28,986,270              $31,518,121
                                  ===========              ===========

         Loans receivable  increased by $51,555,709,  or 90.75%, to $108,365,429 at June  30,  1997  from  $56,809,720  at June  30,  1996.  The  totals represented loans made by the Bank and also loan participations the Company had purchased from the Bank, on loans that exceeded the Bank's legal lending limit. As of June 30, 1997, the Bank's legal lending limit was $2,138,400. The Company has received approval from the Federal Reserve Board to grant loans and to participate in loans with the Bank. The majority of residential real estate loans originated by the Bank were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. During the fiscal year ended 1997, the Bank originated $91,953,486 of loans and received repayments of $40,397,777.

         The Company's allowance for estimated losses on loans was $1,632,500 at June 30, 1997 or 1.5% of total loans, compared to $852,500 or 1.5% at June 30, 1996. Although management believes that the allowance for estimated losses on loans at June 30, 1997 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality.

         At June 30, 1997, past due loans 30 days or more amounted to $928,937. At June 30, 1996, past due loans 30 days or more amounted to $864,368. The Company anticipated an increase in the dollar amount of this category in fiscal 1997 from the prior years. At June 30, 1996, much of the loan portfolio had been on the books for a relatively short time period, thus an increase in past due loans was likely as the portfolio matured. However, past due loans as a percentage of gross loans receivable at June 30, 1997 decreased to 0.86% from 1.52% at June 30, 1996. The Company intends to continue to closely monitor these loans and does not anticipate any material losses.

         The Company experienced loan charge-offs of $64,913 during fiscal 1997 compared to $120,372 during fiscal 1996.

         Premises and equipment increased by $717,651 or 15.84% to $5,248,689 at June 30, 1997 from $4,531,038 at June 30, 1996. The increase resulted primarily from the Bank paying the developer its final construction costs of the new Davenport banking location, as well as furniture and equipment for that location. Additional information regarding the composition of this account and related accumulated depreciation is described in footnote 4 to the consolidated financial statements. Management expects that additional expenditures of approximately $1.5 million will occur in fiscal 1998 due to the fit out and furniture and equipment costs related to the expansion to the Moline, Illinois location.

         Accrued interest receivable on loans, securities and interest-bearing cash accounts increased to $1,374,307 or 22.57% at June 30, 1997 from $1,121,268 at June 30, 1996. The increase was primarily due to greater average outstanding balances in interest bearing assets.

         Other assets at June 30, 1997 and June 30, 1996 consisted primarily of miscellaneous receivables, prepaid expenses and accrued trust department income, and totaled $1,708,481 and $860,779, respectively. The $847,702 or 98.48% increase was attributable to the increased volume of business and the related prepaid expenses associated with the growth at the Bank and Bancard.

         Deposits grew to $135,960,195 at June 30, 1997 from $92,918,118 at June 30,1996, for an increase of $43,042,077, or 46.32%. The increase consisted of a $6,372,771 increase in noninterest bearing accounts and a $36,669,306 increase in interest bearing accounts.

         Federal Home Loan Bank ("FHLB") advances increased to $10,777,712 at June 30, 1997 from $3,411,470 at June 30, 1996, for an increase of $7,366,242. The Bank is a member of the FHLB of Des Moines. As of June 30, 1997, the Bank held $2,114,500 of FHLB stock. As a result of its membership in the FHLB, the Bank has the ability to borrow funds for short- or long-term purposes under a variety of programs. The increase was primarily attributable to the fact that deposit growth was not as great as the loan demand during the fiscal year. Additionally, the use of the advances enabled the bank to hedge against potential rising interest rates.

         Other borrowings increased to $1,500,000 at June 30, 1997 from $1,000,000 at June 30, 1996. Other borrowings consist of the amount outstanding on a $1,500,000 revolving credit note with a third party lender, which is secured by all the outstanding stock of the Bank. The borrowed funds were utilized to provide additional capital to the Bank to maintain the required 8% leverage ratio.

         Other liabilities grew to $5,527,618 at June 30, 1997 from $1,286,783 at June 30, 1996 for an increase of $4,240,835. Other liabilities consisted primarily of accrued interest payable on deposit accounts, accrued expenses and accounts payable. The increase was primarily attributable to the merchant accounts payable on Bancard's books at the end of the year, as well the greater average outstanding balances in interest bearing liabilities.

         Stockholders' equity increased by $2,944,620 to $14,613,226 at June 30, 1997 from $11,668,606 at June 30, 1996. The increase resulted from the combination of the net income for the 1997 fiscal year, the issuance of perpetual, nonvoting preferred stock, the exercise of all the warrants held by the underwriter of the Company's initial public offering, and the decrease in the unrealized losses on securities available for sale.

         In anticipation of continued asset growth, the Company has privately placed shares of its preferred stock with a limited number of institutional investors. On December 27, 1996, 10 shares of preferred stock were issued for a consideration of $1,000,000. Additional commitments evidenced by signed subscriptions totaled $5.5 million at June 30, 1997

         Retained earnings increased by $1,219,336 to $171,171 at June 30, 1997 from a deficit of $1,048,165 at June 30, 1996. Retained earnings was comprised of pre-opening expenses, start-up expenses for the Bank, and prior net losses incurred, offset by fiscal year 1997 and 1996 net income. The Company expected to experience start-up losses for the first several years of operation.

         Liquidity

         For banks, liquidity represents the ability to meet both withdrawals from deposits and the funding of loans. The assets that provide for liquidity are cash, federal funds sold, and short term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Securities that are available for sale in the Company's portfolio can be readily converted to cash if necessary. Management believes that current liquidity levels are sufficient to meet foreseeable future demands. Net cash inflows from operating activities provided cash of $4,662,006 for the year ended June 30, 1997 compared to $836,093 for the year ended June 30, 1996. The improvement in cash flow during the year resulted primarily from an increase in other liabilities at Bancard. Net cash outflows from investing activities totaled $55,342,269 for the year ended June 30, 1997, compared to cash outflows of $28,261,786 for the year ended June 30, 1996. The net outflows of cash were largely associated with the growth in the loan portfolio. Net cash inflows from financing activities totaled $51,018,319 for the year ended June 30, 1997, compared to cash inflows of $30,210,830 for the year ended June 30, 1996. The components of the net cash inflows were primarily from the growth of deposit accounts as well as the increase in FHLB advances and other borrowings.

         Impact of Inflation and Changing Prices

         Unlike most industries, essentially all of the assets and liabilities of a bank are monetary in nature. As such, the level of prices has less of an effect than do interest rates. Prices and interest rates do not always move in the same direction. The Company's financial statements and notes are generally prepared in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.

         Impact of New Accounting Standards

         The Financial Accounting Standards Board has issued the following statements: SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"; SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of Statement No. 125"; SFAS No. 128, "Earnings per Share"; SFAS No. 130 "Reporting Comprehensive Income"; and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". All of these statements are discussed in footnote 1 to the consolidated financial statements.

Item 7.  Financial statements

QUAD CITY HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditor's Report ...........................

Consolidated Balance Sheets at June 30, 1997 and 1996...

Consolidated Statements of Income for the years ended
June 30, 1997, 1996 and 1995 ...........................

Consolidated Statements of Stockholders' Equity for
the years ended June 30, 1997, 1996 and 1995 ...........

Consolidated Statements of Cash Flows for the years
ended June 30, 1997, 1996 and 1995 .....................

Notes to Consolidated Financial Statements..............

                          Independent Auditor s Report




To the Board of Directors
     and Stockholders
Quad City Holdings, Inc.
Bettendorf, Iowa

We have audited the accompanying consolidated balance sheets of Quad City Holdings, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended June 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quad City Holdings, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years ended June 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.



/s/ McGladrey & Pullen, LLP



Davenport, Iowa
August 1, 1997

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1997 and 1996

                                                                                           1997              1996
                                                                                      -------------     -------------
ASSETS
Cash and due from banks ..........................................................    $   6,953,463     $   6,615,407
Federal funds sold ...............................................................        9,190,000         2,728,000
Certificates of deposit at financial institutions ................................        5,359,124         5,472,012

Securities held to maturity, at amortized cost (Note 2) ..........................        2,914,129         3,156,601
Securities available for sale, at fair value (Note 2) ............................       28,897,629        31,032,652
                                                                                      -------------     -------------
     Total securities ............................................................       31,811,758        34,189,253
                                                                                      -------------     -------------

Loans receivable (Note 3) ........................................................      108,365,429        56,809,720
Less: Allowance for estimated losses on loans (Note 3) ...........................       (1,632,500)         (852,500)
                                                                                      -------------     -------------
     Net loans receivable ........................................................      106,732,929        55,957,220
                                                                                      -------------     -------------

Premises and equipment, net (Note 4) .............................................        5,248,689         4,531,038
Accrued interest receivable ......................................................        1,374,307         1,121,268
Other assets .....................................................................        1,708,481           860,779
                                                                                      -------------     -------------

        Total assets .............................................................    $ 168,378,751     $ 111,474,977
                                                                                      =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing ...........................................................    $  22,103,036     $  15,730,265
   Interest-bearing ..............................................................      113,857,159        77,187,853
                                                                                      -------------     -------------
     Total deposits (Note 5) .....................................................      135,960,195        92,918,118
                                                                                      -------------     -------------

Short-term borrowings (Note 6) ...................................................                0         1,190,000
Federal Home Loan Bank advances (Note 7) .........................................       10,777,712         3,411,470
Other borrowings (Note 8) ........................................................        1,500,000         1,000,000
Other liabilities ................................................................        5,527,618         1,286,783
                                                                                      -------------     -------------
        Total liabilities ........................................................      153,765,525        99,806,371
                                                                                      -------------     -------------

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY (Note 13)
Preferred stock, $1 par value; shares authorized 250,000; shares issued and ......               10                 0
  outstanding 1997, 10; 1996, none (Note 12)
Common stock, $1 par value; shares authorized 2,500,000; shares issued and
  outstanding 1997, 1,462,824; 1996, 1,437,824 ...................................        1,462,824         1,437,824
Additional paid-in capital .......................................................       13,039,406        11,764,416
Retained earnings (deficit) ......................................................          171,171        (1,048,165)
                                                                                      -------------     -------------
                                                                                         14,673,411        12,154,075
Unrealized (losses) on securities available for sale, net ........................          (60,185)         (485,469)
                                                                                      -------------     -------------
        Total stockholders' equity ...............................................       14,613,226        11,668,606
                                                                                      -------------     -------------

        Total liabilities and stockholders' equity ...............................    $ 168,378,751     $  111,474,977
                                                                                      =============     =============

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    Years Ended June 30, 1997, 1996 and 1995


                                                                                     1997                1996               1995
                                                                                  -----------        -----------        ------------
Interest income:
     Interest and fees on loans ..........................................        $ 6,950,031        $ 3,972,856        $ 1,974,150
     Interest and dividends on securities ................................          2,139,263          1,868,976          1,052,557
     Interest on federal funds sold ......................................            286,264            382,226            423,292
     Other interest ......................................................            374,527            359,409            100,123
                                                                                  -----------        -----------        -----------
          Total interest income ..........................................          9,750,085          6,583,467          3,550,122
                                                                                  -----------        -----------        -----------

Interest expense:
      Interest on deposits ...............................................          4,358,476          3,349,548          1,792,850
      Interest on borrowings .............................................            635,392            136,832            102,725
                                                                                  -----------        -----------        -----------
          Total interest expense .........................................          4,993,868          3,486,380          1,895,575
                                                                                  -----------        -----------        -----------

          Net interest income ............................................          4,756,217          3,097,087          1,654,547

 Provision for loan losses (Note 3) ......................................            844,391            500,397            282,600
                                                                                  -----------        -----------        -----------
          Net interest income after provision for loan losses ............          3,911,826          2,596,690          1,371,947
                                                                                  -----------        -----------        -----------

Other income:
     Merchant credit card fees, net of processing costs ..................          1,531,728          1,007,830            306,051
     Trust department fees ...............................................            736,461            355,360            149,218
     Deposit service fees ................................................            201,163            147,678             73,016
     Investment securities gains (losses), net ...........................             21,938             22,272            (16,656)
     Other ...............................................................            272,023            129,147             36,068
                                                                                  -----------        -----------        -----------
          Total other income .............................................          2,763,313          1,662,287            547,697
                                                                                  -----------        -----------        -----------

Other expenses:
     Salaries and benefits ...............................................          2,934,758          1,973,682          1,174,874
     Professional and data processing fees ...............................            437,259            282,640            192,556
     Advertising and marketing ...........................................            126,061            189,761             98,584
     Occupancy and equipment expense .....................................            654,010            289,230            209,468
     Stationery and supplies .............................................            191,682            100,672             58,585
     Provision for merchant credit card losses ...........................            176,476            126,805            126,831
     Insurance ...........................................................            109,527             86,291            136,015
     Postage and telephone ...............................................            168,890            117,741             55,630
     Other ...............................................................            492,140            409,567            240,883
                                                                                  -----------        -----------        -----------
          Total other expenses ...........................................          5,290,803          3,576,389          2,293,426
                                                                                  -----------        -----------        -----------

Income (loss) before income taxes ........................................          1,384,336            682,588           (373,782)
Income taxes (Note 9) ....................................................            165,000                  0                  0
                                                                                  -----------        -----------        -----------
          Net income (loss) ..............................................        $ 1,219,336        $   682,588        $  (373,782)
                                                                                  ===========        ===========        ===========

Earnings (loss) per common share:
          Primary ........................................................               0.81               0.47*            (0.26)*
          Fully diluted ..................................................               0.80               0.47*            (0.26)*
          Weighted average common shares outstanding .....................          1,441,660          1,437,824          1,437,824
          Weighted average common and common equivalent
                shares outstanding .......................................          1,635,998          1,437,824*         1,437,824*

* Excludes the effects of common stock equivalents as resulting dilution was less than 3%.

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years Ended June 30, 1997, 1996 and 1995


                                                                                                        Unrealized
                                                                                                          Gains
                                                                                                        (Losses) on
                                                                                                        Securities
                                                                         Additional      Retained       Available
                                           Preferred        Common         Paid-In       Earnings       For Sale,
                                             Stock           Stock         Capital       (Deficit)         Net             Total
                                          ------------   ------------   ------------   ------------    ------------    ------------

Balance, June 30, 1994 ................   $          0   $  1,437,824   $ 11,764,416   $ (1,356,971)   $   (150,693)   $ 11,694,576

Change in unrealized gains on
   securities available for sale, net .              0              0              0              0         268,946         268,946

Net (loss) ............................              0              0              0       (373,782)              0        (373,782)
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance, June 30, 1995 ................   $          0   $  1,437,824   $ 11,764,416   $ (1,730,753)   $    118,253    $ 11,589,740

Change in unrealized (losses) on
   securities available for sale, net .              0              0              0              0        (603,722)       (603,722)

Net income ............................              0              0              0        682,588               0         682,588
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance, June 30, 1996 ................   $          0   $  1,437,824   $ 11,764,416   $ (1,048,165)   $   (485,469)   $ 11,668,606

Proceeds from sale of 10
   shares of preferred stock ..........             10              0        999,990              0               0       1,000,000

Proceeds from sale of 25,000
   shares of common stock as
   a result of warrants exercised .....              0         25,000        275,000              0               0         300,000

Change in unrealized (losses) on
   securities available for sale, net .              0              0              0              0         425,284         425,284

Net income ............................              0              0              0      1,219,336               0       1,219,336
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance, June 30, 1997 ................   $         10   $  1,462,824   $ 13,039,406   $    171,171    $    (60,185)   $ 14,613,226
                                          ============   ============   ============   ============    ============    ============


                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended June 30, 1997, 1996 and 1995

                                                                                          1997             1996            1995
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
          Net income (loss) .........................................................  $  1,219,336    $    682,588    $   (373,782)
          Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
            Depreciation ............................................................       334,409         143,173         107,313
            Provision for loan losses ...............................................       844,391         500,397         282,600
            Provision for merchant credit card losses ...............................       176,476         126,805         126,831
            Amortization of premiums (accretion of discounts) on securities, net ....           899         (16,920)          8,108
            Federal Home Loan Bank stock dividends ..................................             0          (3,000)              0
            Net (gains) losses on securities available for sale .....................       (21,938)        (22,272)         16,656
            Loans originated for sale ...............................................    (6,851,715)     (6,371,085)       (847,737)
            Proceeds on sales of loans ..............................................     6,040,971       6,425,124         852,412
            Net (gains) on sales of loans ...........................................       (44,441)        (54,039)         (4,675)
            (Increase) in accrued interest receivable ...............................      (253,039)       (435,388)       (450,468)
            (Increase) in other assets ..............................................      (847,702)       (397,684)       (437,544)
            Increase in other liabilities ...........................................     4,064,359         258,394         534,384
                                                                                       ------------    ------------    ------------
               Net cash provided by (used in) operating activities ..................  $  4,662,006    $    836,093    $   (185,902)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Net (increase) decrease in federal funds sold .............................    (6,462,000)     10,222,000      (8,250,000)
          Net (increase) decrease in certificates of deposits at financial
            institutions ............................................................       112,888      (1,489,154)     (2,128,005)
          Net loans originated ......................................................   (50,764,915)    (25,422,515)    (18,741,741)
          Purchase of securities held to maturity ...................................             0      (2,873,782)       (500,000)
          Purchase of securities available for sale .................................    (5,926,816)    (18,947,247)    (10,297,885)
          Proceeds from maturity of securities ......................................     2,250,000       4,000,000               0
          Proceeds from calls/paydowns on securities ................................     1,250,667       4,483,584         387,271
          Proceeds from sale of securities available for sale .......................     5,249,967       4,637,700         338,600
          (Purchase) and disposal of premises and equipment, net ....................    (1,052,060)     (2,872,372)       (187,259)
                                                                                       ------------    ------------    ------------
               Net cash (used in) investing activities ..............................  $(55,342,269)   $(28,261,786)   $(39,379,019)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in deposit accounts ..........................................    43,042,077      31,820,432      34,070,131
          Proceeds from issuance of preferred stock .................................     1,000,000               0               0
          Proceeds from issuance of common stock ....................................       300,000               0               0
          Net increase (decrease) in short-term borrowings ..........................    (1,190,000)     (6,021,072)      7,211,072
          Net increase in other borrowings ..........................................       500,000       1,000,000               0
          Proceeds from Federal Home Loan Bank advances .............................    11,961,000       7,270,000               0
          Payments on Federal Home Loan Bank advances ...............................    (4,594,758)     (3,858,530)              0
                                                                                       ------------    ------------    ------------
               Net cash provided by financing activities ............................  $ 51,018,319    $ 30,210,830    $ 41,281,203
                                                                                       ------------    ------------    ------------


               Net increase in cash and due from banks ..............................       338,056       2,785,137       1,716,282
               Cash and due from banks, beginning ...................................     6,615,407       3,830,270       2,113,988
                                                                                       ------------    ------------    ------------
               Cash and due from banks, ending ......................................  $  6,953,463    $  6,615,407    $  3,830,270
                                                                                       ============    ============    ============

Supplemental disclosure of cash flow information, cash payments for:
          Interest ..................................................................  $  4,861,558    $  3,384,353    $  1,513,310
                                                                                       ============    ============    ============

          Income/franchise taxes ....................................................  $    249,000    $     18,500    $          0
                                                                                       ============    ============    ============

Supplemental schedule of noncash investing activities:
          Change in unrealized gains/losses on securities available for sale, net ...  $    425,284    $   (603,722)   $    268,946
                                                                                       ============    ============    ============
          Investment securities transferred from held to maturity portfolio to
              available for sale portfoilio, at fair value ..........................  $          0    $  8,004,543    $          0
                                                                                       ============    ============    ============

See Notes to Consolidated Financial Statements

Note 1.  Nature of Business and Significant Accounting Policies

         Nature of business:

           Quad City Holdings, Inc. (the "Company") is a bank holding company providing bank and bank related services through its subsidiaries, Quad City Bank and Trust Company (the "Bank") and Quad City Bancard, Inc. ("Bancard"). The Bank is a commercial bank that serves the Quad Cities area, is chartered and regulated by the state of Iowa, is insured and subject to regulation by the Federal Deposit Insurance Corporation and is a member of and regulated by the Federal Reserve System. Bancard is an entity formed in April 1995 to conduct the Company s merchant credit card operation and is also regulated by the Federal Reserve System. This activity was previously conducted by the Bank.

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

           Principals of consolidation:

             The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and Bancard. All material intercompany accounts and transactions have been eliminated in consolidation.

           Presentation of cash flows:

             For purposes of reporting cash flows, cash and due from banks includes cash on hand, amounts due from banks and interest-bearing balances with other banks. Cash flows from loans originated by the Bank, deposits, and federal funds purchased and sold are reported net.

           Investment securities:

             Investment securities held to maturity are those debt securities that the Company has the ability and intent to hold until maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. Such securities are carried at cost adjusted for amortization of premiums and accretion of discounts. If the ability or intent to hold to maturity is not present for certain specified securities, such securities are considered available for sale as the Company intends to hold them for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

             Pursuant to a FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," the Company transferred at fair value $8,004,543 of investment securities from held to maturity to available for sale in December 1995.

           Loans held for sale:

             Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.

           Loans and allowance for loan losses:

             Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. The allowance for loan losses is maintained at the level considered adequate by management of the Company and the Bank to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to expense and reduced by net charge-offs. In determining the adequacy of the allowance, the Company and the Bank make continuous evaluations of the loan portfolio and related off-balance sheet commitments, and consider current economic conditions and other factors that may effect a borrower's ability to repay.

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

           Per share data:

             Earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the respective period. The computations prior to June 30, 1996 were based on weighted average common shares outstanding only, as the dilutive effect of the common stock equivalents was not material.

           Current accounting developments:

             The Financial Accounting Standards Board has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of Statement No. 125." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on control of the underlying financial assets. The provisions of SFAS No. 125 applicable to the servicing of financial assets were effective as of January 1, 1997. The impact of these provisions on the consolidated financial statements was not material. Other provisions of SFAS No. 125, including those applicable to transfers of financial assets and extinguishment of liabilities are effective as of January 1, 1998. The impact of these provisions on the consolidated financial statements is not expected to be material.

             The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings per Share" which becomes effective for financial statements issued for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement of all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Management believes that adoption of this Statement will not have a material effect on the consolidated financial statements.

             The Financial Accounting Standards Board has issued SFAS No. 130 "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management believes that adoption of this Statement will not have a material effect on the consolidated financial statements.

             The Financial Accounting Standards Board has issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that adoption of this Statement will not have a material effect on the consolidated financial statements.

Note 2. Investment Securities

         The amortized cost and fair value of investment securities at June 30, 1997 and 1996 are summarized as follows:

                                                                                Gross                 Gross
                                                          Amortized          Unrealized             Unrealized             Fair
                                                            Cost                Gains                (Losses)              Value
                                                        ---------------------------------------------------------------------------
June 30, 1997:
Securities held to maturity:
     Mortgage-backed securities ................        $  2,317,513        $         673         $    (15,871)        $  2,302,315
     Municipal securities ......................             596,616                1,581              (12,450)             585,747
                                                        ---------------------------------------------------------------------------
          Totals ...............................        $  2,914,129        $       2,254         $    (28,321)        $  2,888,062
                                                        ===========================================================================

Securities available for sale:
     U.S. treasury securities ..................        $ 14,496,366        $      45,514         $    (20,226)        $ 14,521,654
     U.S. agency securities ....................           9,742,495                8,462             (120,306)           9,630,651
     Mortgage-backed securities ................           2,357,376                9,388               (6,526)           2,360,238
     Other securities ..........................           2,390,033                8,971              (13,918)           2,385,086
                                                        ---------------------------------------------------------------------------
          Totals ...............................        $ 28,986,270         $     72,335         $   (160,976)        $ 28,897,629
                                                        ===========================================================================

June 30, 1996:
Securities held to maturity:
     Mortgage-backed securities ................        $  2,560,793         $      2,513         $    (48,911)        $  2,514,395
     Municipal securities ......................             595,808                1,355              (14,443)             582,720
                                                        ---------------------------------------------------------------------------
          Totals ...............................        $  3,156,601         $      3,868         $    (63,354)        $  3,097,115
                                                        ===========================================================================

Securities available for sale:
     U.S. treasury securities ..................        $ 14,504,449         $     42,191         $   (156,912)        $ 14,389,728
     U.S. agency securities ....................          12,612,166                8,759             (355,026)          12,265,899
     Mortgage-backed securities ................           2,851,340               12,930              (20,365)           2,843,905
     Other securities ..........................           1,550,166                9,079              (26,125)           1,533,120
                                                        ---------------------------------------------------------------------------
          Totals ...............................        $ 31,518,121         $     72,959         $   (558,428)        $ 31,032,652
                                                        ===========================================================================


         All sales of securities during the years ended June 30, 1997, 1996 and 1995 were from securities identified as available for sale. Information on proceeds received, as well as the gains and losses from the sales of those securities is as follows:

                                              1997          1996         1995
                                            ----------   ----------   ----------

Proceeds from sales of securities .......   $5,249,967   $4,637,700   $  338,600
Gross losses from sales of securities ...        8,486       18,848       18,793
Gross gains from sales of securities ....       30,424       41,120        2,137

         The amortized cost and fair value of securities at June 30, 1997 by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.

                                                     Amortized
                                                       Cost         Fair Value
                                                    -----------     ------------

Securities held to maturity:

Due after one year through five years ........          596,616          585,747
Mortgage-backed securities ...................        2,317,513        2,302,315
                                                    ----------------------------
     Totals ..................................      $ 2,914,129      $ 2,888,062
                                                    ============================

Securities available for sale:

Due in one year or less ......................      $ 4,501,668      $ 4,520,755
Due after one year through five years ........       19,737,193       19,631,550
Mortgage-backed securities ...................        2,357,376        2,360,238
Other securities .............................        2,390,033        2,385,086
                                                    ----------------------------
     Totals ..................................      $28,986,270      $28,897,629
                                                    ============================

         At June 30, 1997 and 1996, investment securities with a carrying value of $21,928,921 and $16,503,665 were pledged on public deposits and for other purposes as required or permitted by law.

         The Company transferred securities with an amortized cost of $7,992,513 and an unrealized gain of $12,030 from the held to maturity portfolio to the available for sale portfolio in December, 1995, based on management's reassessment of their previous designations of securities giving consideration to liquidity needs, management of interest rate risk and other factors.

Note 3. Loans Receivable

        The composition of the loan portfolio at June 30, 1997 and 1996 is presented as follows:

                                                       1997             1996
                                                  -----------------------------

Commercial ...................................   $  68,634,556    $  40,338,645
Real estate ..................................      20,293,440        9,011,608
Installment and other consumer ...............      19,437,433        7,459,467
                                                 ------------------------------
     Total loans .............................     108,365,429       56,809,720
Less allowance for estimated losses on loans .      (1,632,500)        (852,500)
                                                 ------------------------------
     Net loans ...............................   $ 106,732,929    $  55,957,220
                                                 ==============================

           Real estate loans include loans held for sale with a carrying value of $855,185 and $0 at June 30, 1997 and 1996, respectively. The market value of these loans exceeded its carrying value at those dates.

           Loans on nonaccrual status amounted to $230,591 and $0 at June 30, 1997 and 1996, respectively.

           Changes in the allowance for estimated losses on loans for the years ended June 30, 1997, 1996 and 1995 are presented as follows:

                                                    1997         1996          1995
                                                -------------------------------------
Balance, beginning ..........................   $  852,500   $  472,475    $  191,500
  Provisions charged to expense ............       844,391      500,397       282,600
  Loans charged off ........................       (64,913)    (120,372)       (1,725)
  Recoveries on loans previously charged off           522            0           100
                                                -------------------------------------
Balance, ending .............................   $1,632,500   $  852,500    $  472,475
                                                =====================================


Note 3. Continued

        Impaired loans were not material at June 30, 1997 and 1996.

        Loans are made in the normal course of business to directors, officers and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate amount of these loans during the years ended June 30, 1997 and 1996 is as follows:

                                                   1997                 1996
                                               --------------------------------

Balance, beginning ...................         $ 1,013,874          $   859,020
   Advances ..........................           1,858,974              390,104
   Repayments ........................            (845,698)            (235,250)
                                               --------------------------------
 Balance, ending .....................         $ 2,027,150          $ 1,013,874
                                               ================================


Note 4. Premises and Equipment

        The following summarizes the components of premises and equipment at June 30, 1997 and 1996:

                                                        1997            1996
                                                    ---------------------------

Land .........................................      $  554,379      $   200,000
Building .....................................       3,503,851        3,456,818
Furniture & equipment ........................       1,808,207        1,165,137
                                                    ---------------------------
     Total premises and equipment ............       5,866,437        4,821,955
Less accumulated depreciation ................        (617,748)        (290,917)
                                                    ---------------------------
     Total premises and equipment, net .......      $5,248,689      $ 4,531,038
                                                    ===========================


Note 5. Deposits

        The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000, was $22,978,123 and $13,720,210 at June 30,
        1997 and 1996, respectively.

        At June 30, 1997, the scheduled maturities of certificates of deposit are as follows:

                   1998                                            $ 48,818,504
                   1999                                               7,928,686
                   2000                                               3,189,298
                   2001                                               1,950,663
                   2002 and thereafter                                1,346,508
                                                                   ------------
                         Total certificates of deposit             $ 63,233,659
                                                                   ============

Note 6. Short-term Borrowings

        Short-term borrowings at June 30, 1996 of $1,190,000 consisted of federal funds purchased.

        Information concerning repurchase agreements is summarized as follows:

                                                          1997          1996
                                                        ---------------------

        Average balance during the year ............    $52,100       $30,700
        Average interest rate during the year ......      5.42%         5.45%
        Maximum month end balance during the year ..    $     0       $     0

        The average balances and rates above are based upon average daily balances and rates.


Note 7. Federal Home Loan Bank Advances

        The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). At June 30, 1997, the Bank held $2,114,500 of FHLB stock.
        Advances from the FHLB at June 30, 1997 bore interest and were due as follows:

                                             Amount Due          Interest Rate
                                             -----------         --------------

          1998......................         $    26,138         6.51% to 6.74%
          1999......................              27,941         6.51% to 6.74%
          2000 .....................           2,529,868         5.61% to 6.74%
          2001 .....................              31,928         6.51% to 6.74%
          2002 and thereafter ......           8,161,837         5.95% to 7.11%
                                             -----------
            Total FHLB advances ....         $10,777,712
                                             ===========

        Securities of approximately $13,434,707 at June 30, 1997 were pledged as collateral on these advances.

        At of June 30, 1997, the Bank has an open line of credit commitment with the FHLB for $5,000,000, which is collateralized with residential real estate mortgages. The line of credit expires on June 26, 1998. No amounts were outstanding on the line of credit at June 30, 1997.

Note 8. Other Borrowings

        The Company has a revolving credit note for $1,500,000, which is secured by all the outstanding stock of the Bank. Interest is payable quarterly at the prime rate. Prime was 8.50% at June 30, 1997. The outstanding balance on this note at June 30, 1997 and 1996 was $1,500,000 and $1,000,000, respectively. The revolving credit note expires July 1, 1998.

        The revolving credit note agreement contains certain covenants which place restrictions on additional debt and stipulate minimum capital and various operating ratios. The Company was in compliance with all of the covenants as of June 30, 1997 and 1996.

Note 9. Income Taxes

        The components of income tax expense were as follows for the years ended June 30, 1997, 1996 and 1995:

                                            1997           1996          1995
                                         --------------------------------------

          Current ..................     $ 472,385      $     --       $     --
          Deferred .................      (307,385)           --             --
                                         --------------------------------------
            Total income tax expense     $ 165,000      $     --       $     --
                                         ======================================

        A reconciliation of the expected federal income tax expense to the income tax expense included in the statements of income is as follows for the years ended June 30, 1997, 1996 and 1995:

                                   1997                  1996                     1995
                          ---------------------   -------------------      -------------------
                                         % Of                  % Of                      % Of
                                        Pretax                Pretax                    Pretax
                            Amount      Income     Amount     Income        Amount      Income
                          ---------------------------------------------------------------------
Computed "expected"
   tax expense ........   $ 484,517      35.0%    $ 238,906     35.0%      $(130,824)    (35.0%)
Effect of graduated tax
   rates ..............     (13,843)     (1.0)       (6,826)    (1.0)          3,738       1.0
Tax exempt income, net       (3,853)      (.3)       (2,115)     (.3)          (170)       0.0

State income taxes, net
   of federal benefit .      44,320       3.2        26,489      3.9              0        0.0

Change in valuation
   allowance ..........    (358,934)    (25.9)     (262,849)   (38.5)       125,076       33.5
Other .................      12,793        .9         6,395       .9          2,180         .5
                          --------------------------------------------------------------------
                          $ 165,000      11.9%    $       0        0%     $       0          0%
                          ====================================================================

        The net deferred tax assets included with other assets on the balance sheet consisted of the following at June 30, 1997 and 1996:

                                                              1997        1996
                                                            --------------------

Deferred tax assets:
Organization and start-up costs ........................    $ 80,618    $134,051
Net unrealized loss on securities available for sale ...      28,456           0
Capital loss carryforwards .............................      12,686      23,773
Net operating loss carryforwards .......................           0     335,825
Loan and credit card losses ............................     467,755     213,360
Other ..................................................      11,087           0
                                                            --------------------
                                                            $600,602    $707,009
                                                            --------------------
Deferred tax liabilities:
Accrual to cash conversion .............................    $173,747    $266,843
Premises and equipment .................................      86,167      71,367
Other ..................................................       4,847       9,865
                                                            --------------------
                                                            $264,761    $348,075
                                                            --------------------

Net deferred tax assets before valuation allowance .....    $335,841    $358,934
Valuation allowance for deferred tax assets ............           0     358,934
                                                            --------------------
   Net deferred tax asset ..............................    $335,841    $      0
                                                            ====================

        The change in deferred income taxes was reflected in the financial statements as follows for the years ended June 30, 1997, 1996 and 1995:

                                                     1997           1996         1995
                                                  --------------------------------------

Provision for income taxes ..................     $(307,385)     $      --     $      --
Statement of stockholders  equity-unrealized
   gain (loss) on securities available for
   sale .....................................       (28,456)            --            --
                                                  --------------------------------------
                                                  $(335,841)     $      --     $      --
                                                  ======================================

Note 10.   Employee Benefit Plan

           On February 1, 1994, the Company implemented a profit sharing plan, which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 2% of employee contributions, 50% of the next 2% of employee contributions, and 25% of the next 2% of employee contributions, up to a maximum amount of 3.5% of an employee's compensation. Additionally, the Company may, at its discretion, make additional contributions to the plan which are allocated to the accounts of participants in the plan on the basis of relative compensation. Company contributions for the years ended June 30, 1997, 1996 and 1995 were as follows:

                                              1997           1996          1995
                                             -----------------------------------

           Matching contribution .......     $64,535       $47,233       $18,954
           Discretionary contribution ..      30,000        20,000        10,000
                                             -----------------------------------
               Total contributions .....     $94,535       $67,233       $28,954
                                             ===================================

Note 11. Warrants and Options

         Warrants

         As part of the underwriting agreement for its initial public offering, the Company issued warrants to the underwriters for the purchase of 25,000 shares of common stock at $12.00 per share. The underwriters exercised all of the warrants on May 6, 1997. The warrants became exercisable on October 13, 1994 (the date commencing one year from the date of the public offering) and would have remained exercisable for a period of four years after such date.

         Common stock of $75,000 at June 30, 1993 represented 75,000 shares of the Company's common stock issued in a private placement in 1993. Each stockholder who purchased stock in the private placement received a unit (at a price of $10.00 per unit) which consisted of one share of the Company s common stock and one warrant to purchase an additional share of Company common stock for $11.00, exercisable during a five year period commencing October 13, 1994 (one year after completion of the public offering). As of June 30, 1997, none of the private placement warrants had been exercised.

         Stock Option and Incentive Plans

         The Company's Board of Directors and its stockholders adopted in June, 1993 the Quad City Holdings, Inc. Stock Option Plan (the "Stock Option Plan"). Up to 100,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of incentive stock options or non-qualified stock options granted under the Stock Option Plan. The Company's Board of Directors adopted in November, 1996 the Quad City Holdings, Inc. 1997 Stock Incentive Plan (the "Stock Incentive Plan"). Up to 40,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of non-qualified stock options, stock appreciation rights and restricted stock granted under the Stock Incentive Plan. The Stock Option Plan and the Stock Incentive Plan are administered by the compensation committee appointed by the Board of Directors (the "Committee").

         The number and exercise price of options granted under the Stock Option Plan and the Stock Incentive Plan is determined by the Committee at the time the option is granted. In no event can the exercise price be less than the value of the common stock at the date of the grant for incentive stock options. The stock options will generally vest 20% per year. The term of an incentive stock option may not exceed 10 years from the date of the grant.

         In the case of non-qualified stock options, the Stock Option Plan and the Stock Incentive Plan provide for the granting of "Tax Benefit Rights" to certain participants at the same time as these participants are awarded non-qualified options. Each Tax Benefit Right entitles a participant to a cash payment equal to the excess of the fair market value of a share of common stock on the exercise date over the exercise price of the related option multiplied by the difference between the rate of tax on ordinary income over the rate of tax on capital gains (federal and state).

         As permitted under generally accepted accounting principles, grants under the plan are accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date. Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, reported net income and earnings per share would not have changed by a material amount for the years ended June 30, 1997 and 1996.

         In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions for grants in 1997 and 1996: dividend rate of 0%: risk-free interest rates based upon current rates at the date of grant (6.3 to 7.9%): expected lives of 10 years, and expected price volatility of 14% to 16%.

         A summary of the stock option plans at June 30, 1997, 1996 and 1995 and changes during the years ended on those dates is presented as follows:

                                                      1997                   1996                   1995
                                             ------------------------ ----------------------- ------------------------
                                                          Weighted                 Weighted                Weighted
                                                           Average                 Average                  Average
                                                          Exercise                 Exercise                Exercise
                                               Shares       Price       Shares      Price       Shares       Price
                                             ----------- ------------ ----------- ----------- ----------- ------------
Outstanding at
   beginning of year ................        98,020       $10.19      93,300       $ 9.96     83,000        $ 9.98
Granted .............................        19,100        20.26       6,900        13.12     10,300          9.78
Exercised ...........................             0            0           0            0          0             0
Forfeited ...........................          (350)       10.28      (2,180)        9.32          0             0
                                            -------                   ------                  ------
Outstanding at
   end of year ......................       116,770       $11.84      98,020       $10.19     93,300        $ 9.96
                                            =======                   ======                  ======

Exercisable at end of year ..........        64,230                   44,780                  26,600
Weighted average fair
   value per option of
   options granted
   during the year ..................      $  10.03                  $  6.40                     N/A

         A further summary of options outstanding at June 30, 1997 is presented as follows:

                                             Options Outstanding             Options Exercisable
                                     -------------------------------------  -----------------------
                                                    Weighted
                                                     Average      Weighted                Weighted
                                                    Remaining     Average                  Average
                     Range of           Number     Contractual    Exercise    Number      Exercise
                 Exercise Prices     Outstanding      Life         Price    Exercisable     Price
                 ----------------------------------------------------------------------------------

                 $9.00 to $10.25       90,920       6.45 years    $ 9.98     62,880       $ 9.98
                 $11.75 to $13.25       6,750       8.95 years     13.14      1,350        13.14
                 $15.00 to 17.50        1,000       9.63 years     16.25          0            0
                 $20.00 to $20.50      18,100      10.00 years     20.48          0            0
                                      -------                    -------
                                      116,770                     64,230
                                      =======                    =======


Note 12.   Preferred Stock

           In December 1996, the Company issued 10 shares of Perpetual, Nonvoting Preferred Stock, Series A (the "Preferred Stock") at $100,000 per share for net proceeds of $1,000,000. The Preferred Stock will accrue no dividends, nor will it carry any stated dividend rate. After the first anniversary of the issuance of these shares of Preferred Stock, subject to all required regulatory approvals and upon a thirty day notice, the Company can redeem all outstanding Preferred Stock. The Preferred Stock shall be redeemed for an amount per share in cash which is equal to the sum of: (i) $100,000; plus
           (ii) a premium in the amount of $9,750 multiplied by a fraction, the numerator of which is the total number of calendar days the Preferred Stock being redeemed has been outstanding and the denominator of which is 365.

           All shares of Preferred Stock which have been issued are senior to common stock as to dividends, liquidation and redemption rights, but they do not confer general voting rights.

Note 13.   Regulatory Capital Requirements and Restrictions on Dividends

           Federal regulatory agencies have adopted various capital standards for financial institutions, including risk-based capital standards. The primary objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of financial institutions and to take into account the different risks among financial institutions' assets and off-balance sheet items.

           Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to average total assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.

         The actual amounts and capital ratios at June 30, 1997 and 1996 with the minimum requirements for the Bank are presented below:

                                                                                                                  To Be Well
                                                                                                               Capitalized Under
                                                                                   For Capital                 Prompt Corrective
                                                      Actual                   Adequacy Purposes:              Action Provisions:
                                           --------------------------      -------------------------      --------------------------
                                             Amount             Ratio         Amount           Ratio         Amount           Ratio
                                           -----------------------------------------------------------------------------------------
At June 30, 1997:
     Total Capital (to Risk Weighted ..    $15,248,139          11.2%      $10,881,812          8.0%      $13,602,265          10.0%
     Assets) Tier 1 Capital
       (to Risk Weighted ..............     13,623,139          10.0%        5,438,379          4.0%        8,157,568           6.0%
     Assets) Tier 1 Capital
     (to Average Assets) ..............     13,623,139           8.8%        6,164,316          4.0%        7,705,395           5.0%

At June 30, 1996:
     Total Capital (to Risk Weighted ..    $11,455,003          18.2%      $ 5,046,257          8.0%      $ 6,307,821          10.0%
     Assets) Tier 1 Capital
       (to Risk Weighted .............      10,666,032          16.9%        2,523,012          4.0%        3,784,518           6.0%
     Assets) Tier 1 Capital
     (to Average Assets) .............      10,666,032           9.8%        4,357,929          4.0%        5,447,412           5.0%


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

Note 14. Commitments and Contingencies

         In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based upon management s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

         Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

         At June 30, 1997, commitments to extend credit aggregated $26,318,470 and standby letters of credit aggregated $993,000. At June 30, 1996, commitments to extend credit aggregated $16,860,159 and standby letters of credit aggregated $1,428,301.

         Bancard is subject to the risk of chargebacks from cardholders and the merchant being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant.

         The   Company   also  has  a  guaranty  to   MasterCard   International
         Incorporated, which is backed up by a performance bond in the amount of $1,000,000. At June 30, 1997, there were no pending liabilities.

         Aside from cash on-hand and in-vault, the majority of the Company s cash is maintained at upstream correspondent banks. The total amount of cash on deposit and certificates of deposit exceeded federal insured limits by $1,092,000 and $126,000 at June 30, 1997 and 1996, respectively.

         In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

Note 15. Quarterly Results of Operations (Unaudited)

                                          Fiscal year ended June 30, 1997
                             --------------------------------------------------------
                              Sept. 1996     Dec. 1996      Mar. 1997      June 1997
                             --------------------------------------------------------

Total interest income ....   $ 2,014,237    $ 2,309,640    $ 2,538,309    $ 2,887,899
Total interest expense ...     1,008,269      1,202,258      1,325,463      1,457,878
                             --------------------------------------------------------
Net interest income ......     1,005,968      1,107,382      1,212,846      1,430,021
Provision for loan losses       (157,400)      (146,325)      (222,775)      (317,891)
Other income .............       519,208        598,215        751,761        894,129
Other expense ............    (1,108,592)    (1,257,025)    (1,392,010)    (1,533,176)
                             --------------------------------------------------------
Net income before
   income taxes .........        259,184        302,247        349,822        473,083
                             --------------------------------------------------------
Income taxes ............              0              0              0        165,000
                             --------------------------------------------------------
Net income ...............   $   259,184    $   302,247    $   349,822    $   308,083
                             ========================================================
Earnings per common share:
   Primary ...............   $      0.18    $      0.20    $      0.23    $      0.20
                             ========================================================
   Fully diluted .........   $      0.18    $      0.20    $      0.23    $      0.20
                             ========================================================

                                        Fiscal year ended June 30, 1996
                            --------------------------------------------------------
                             Sept. 1995     Dec. 1995      Mar. 1996      June 1996
                            --------------------------------------------------------

Total interest income ...   $ 1,442,418    $ 1,534,274    $ 1,690,993    $ 1,915,782
Total interest expense ..       809,854        800,009        897,467        979,050
                            --------------------------------------------------------
Net interest income......       632,564        734,265        793,526        936,732
Provision for loan losses      (100,800)      (153,300)      (113,835)      (132,462)
Other income ............       369,435        373,641        403,425        515,786
Other expense ...........      (807,357)      (789,828)      (887,637)    (1,091,567)
                            --------------------------------------------------------
Net income ..............   $    93,842    $   164,778    $   195,479    $   228,489
                            ========================================================
Earnings per common
   share:*
   Primary ..............   $     0.06     $      0.11    $      0.14    $      0.16
   Fully diluted ........   $     0.06     $      0.11           0.14           0.16

* Excludes the effect of common stock equivalents as resulting dilution was less than 3%.

Note 16. Parent Company Only Financial Statements

         The following is condensed financial information of Quad City Holdings, Inc. (parent company only):

                            CONDENSED BALANCE SHEETS

                                                             June 30,
                                                 ------------------------------
                                                    1997               1996
                                                 ------------------------------

Assets
Cash and due from banks                         $   627,808         $   343,188
Securities available for sale ..............        151,838             174,671
Investment in Quad City Bank and Trust
  Company .................................      13,567,901          10,197,609
Investment in Quad City Bancard, Inc. .....         941,923             785,605
Loans receivable, net .....................         332,994           1,132,696
Other assets ..............................         626,517             135,477
                                                -------------------------------
  Total assets ............................     $16,248,981         $12,769,246
                                                ===============================

Liabilities and Stockholders' Equity
Other liabilities .........................     $   135,755         $   100,640
Other borrowings ..........................       1,500,000           1,000,000
Stockholders' equity:
  Preferred stock .........................              10                   0
  Common stock ............................       1,462,824           1,437,824
  Additional paid-in capital ..............      13,039,406          11,764,416
  Retained earnings (deficit) .............         171,171          (1,048,165)
  Unrealized (losses) on securities
    available for sale, net ...............         (60,185)           (485,469)
                                                -------------------------------
      Total stockholders' equity ..........     $14,613,226         $11,668,606
                                                -------------------------------
      Total liabilities and stockholders'
        equity ............................     $16,248,981         $12,769,246
                                                ===============================


                         CONDENSED STATEMENTS OF INCOME

                                                                                Years Ended June 30,
                                                                    ----------------------------------------
                                                                        1997          1996           1995
                                                                    ----------------------------------------

Net interest income ...........................................     $   84,431     $  178,783     $  339,260
Investment securities gain, net ...............................         23,437         26,345          2,137
Other .........................................................         63,516         24,000         24,002
                                                                    ----------------------------------------
     Total income .............................................        171,384        229,128        365,399
                                                                    ----------------------------------------

Interest expense ..............................................        122,885          1,604              0
Other expenses ................................................        342,396        241,702        285,724
                                                                    ----------------------------------------
     Total expenses ...........................................        465,281        243,306        285,724
Income (loss) before income tax benefit and equity in
  undistributed income (loss) of subsidiaries .................       (293,897)       (14,178)        79,675
Income tax benefit ............................................        312,000              0              0
                                                                   -----------------------------------------
Income (loss) before equity in undistributed income
  (loss) of subsidiaries ......................................         18,103        (14,178)        79,675
Equity in undistributed income (loss) of Quad city Bank
  and Trust Company ...........................................        844,915        300,672       (392,968)
Equity in undistributed income (loss) of Quad City
  Bancard, Inc. ...............................................        356,318        396,094        (60,489)
                                                                    ----------------------------------------
     Net income (loss) ........................................     $1,219,336     $  682,588     $ (373,782)
                                                                    ========================================

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                Years Ended June 30,
                                                                    -----------------------------------------
                                                                        1997           1996           1995
                                                                    -----------------------------------------

Cash Flows from Operating Activities:
  Net income (loss) ............................................    $ 1,219,336    $   682,588    $  (373,782)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Equity in undistributed (income) loss of:
      Quad City Bank and Trust Company .........................       (844,915)      (300,672)       392,968
      Quad City Bancard, Inc. ..................................       (356,318)      (396,094)        60,489
    Depreciation and amortization ..............................          2,647          2,524            758
    Provision for loan losses ..................................        (10,000)        (8,300)         4,900
    Amortization of premiums and accretion of discounts
      on securities, net .......................................         (5,495)         3,079         33,853
    Realized (gains) on securities available for sale ..........        (23,437)       (26,345)        (2,137)
    Decrease in accrued interest receivable ....................          2,676         20,746          6,763
    (Increase) in other assets .................................       (560,689)       (30,731)        (1,077)
    Increase in other liabilities ..............................         35,115         32,429         59,325
                                                                    -----------------------------------------
          Net cash provided by (used in) operating activities ..    $  (541,080)   $   (20,776)    $  182,060
                                                                    -----------------------------------------

Cash Flows from Investing Activities:
  Net loans (originated) or repaid .............................    $   809,702    $   572,837     $  (330,572)
  Purchase of securities available for sale ....................        (49,515)      (117,167)        (25,209)
  Capital infusion, Quad City Bank and Trust Company ...........     (2,100,000)    (2,099,000)       (800,000)
  Purchase of stock in Quad City Bancard, Inc. .................              0              0        (450,000)
  Net decrease in certificate of deposits with financial
    institutions ...............................................              0        420,035         486,818
  Proceeds from sales of securities available for sale .........         95,691        145,512         489,789
  Proceeds from paydowns on securities .........................          5,496         28,419         207,225
  (Purchase) and disposal of premises and equipment, net .......         64,326        (69,221)        (21,853)
                                                                    ------------------------------------------
          Net cash (used in) investing activities ..............    $(1,174,300)   $(1,118,585)   $  (443,757)
                                                                    ------------------------------------------

Cash Flows from Financing Activities:
  Net increase in other borrowings .............................    $   500,000    $ 1,000,000     $         0
  Proceeds from issuance of preferred stock ....................      1,000,000              0               0
  Proceeds from issuance of common stock .......................        300,000              0               0
  Cash dividends received, Quad City Bancard, Inc. .............        200,000              0               0
                                                                    ------------------------------------------
          Net cash provided by financing activities                 $ 2,000,000    $ 1,000,000     $         0
                                                                    ------------------------------------------

          Net increase (decrease) in cash and due from banks ...    $   284,620    $  (139,361)    $  (261,697)

Cash and due from banks, beginning .............................        343,188        482,549         744,246
                                                                    ------------------------------------------
Cash and due from banks, ending ................................    $   627,808    $   343,188     $   482,549
                                                                    ==========================================


Note 17. Fair Value of Financial Instruments

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

         Short-term borrowings: The carrying amount reported in the balance sheets for short-term borrowings approximates its fair value.

         Federal Home Loan Bank advances: The fair value of the Company's Federal Home Loan Bank advances is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         Other borrowings: For variable rate debt, the carrying amount is a reasonable estimate of fair value.

         Accrued interest payable: The fair value of accrued interest payable is considered to approximate its carrying value.

         Commitments to extend credit: The fair value of these unfunded commitments is not material.

         The carrying values and estimated fair values of the Company's financial instruments at June 30, 1997 and 1996 are presented as follows:

                                            1997                          1996
                                  --------------------------     --------------------------
                                   Carrying       Estimated       Carrying     Estimated
                                     Value        Fair Value        Value      Fair Value
                                  ---------------------------------------------------------

Cash and due from banks .......   $  6,953,463   $  6,953,463   $  6,615,407   $  6,615,407
Federal funds sold ............      9,190,000      9,190,000      2,728,000      2,728,000
Certificates of deposit at
financial institutions ........      5,359,124      5,359,124      5,472,012      5,472,012
Investment securities:
     Held to maturity .........      2,914,129      2,888,062      3,156,601      3,097,115
     Available for sale .......     28,897,629     28,897,629     31,032,652     31,032,652
Loans receivable, net .........    106,732,929    108,833,000     55,957,220     56,155,633
Accrued interest receivable ...      1,374,307      1,374,307      1,121,268      1,121,268
Deposits ......................    135,960,195    135,904,000     92,918,118     93,403,739
Short-term borrowings .........              0              0      1,190,000      1,190,000
Federal Home Loan Bank advances
                                    10,777,712     10,848,000      3,411,470      3,254,299
Other borrowings ..............      1,500,000      1,500,000      1,000,000      1,000,000

Note 18.   Line of Business Information

           Selected financial information on the Company, the Bank and Bancard is presented as follows for the years ended June 30, 1997, 1996 and 1995:

                                           1997          1996           1995
                                       ----------------------------------------

Quad City Holdings, Inc.
Revenue ............................   $   171,384   $   219,110    $   283,685
Operating profit (loss) ............        18,103       (14,178)        79,675
Identifiable assets ................        20,818        87,791         21,094
Depreciation .......................         2,647         2,524            758
Capital expenditures ...............             0        69,221         21,853


Quad City Bank and Trust Company ...       1997          1996           1995
                                       -----------   -----------    -----------
Revenue ............................   $10,793,617   $ 6,993,653    $ 3,668,256
Operating profit (loss) ............       844,915       300,672       (392,968)
Identifiable assets ................     5,108,723     4,396,962      1,748,717
Depreciation .......................       315,312       131,913        106,555
Capital expenditures ...............     1,027,073     2,780,158        133,378


Quad City Bancard, Inc. ............       1997          1996           1995
                                       -----------   -----------    -----------
Revenue ............................   $ 1,548,397   $ 1,032,991    $   145,878
Operating profit (loss) ............       356,318       396,094        (60,489)
Identifiable assets ................       119,148        46,285         32,028
Depreciation .......................        16,450         8,736              0
Capital expenditures ...............        89,313        22,993         32,028

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The Company will file with the securities and exchange commission a definitive proxy statement no later than 120 days after the close of its fiscal year ended June 30, 1997 (the "Proxy Statement"). The information required by this item is incorporated by reference from the Proxy Statement.

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

Item 13. Exhibits and Reports on Form 8-K

         (a)    Exhibits

                The Index to Exhibits appears at page 34 of this Report.

         (b)    Reports on Form 8-K

                None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    QUAD CITY HOLDINGS, INC.


Date:  September 17, 1997            By:  /s/ Douglas M. Hultquist
                                          --------------------------------------
                                          Douglas M. Hultquist
                                          President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Signature                                   Title                                       Date

/s/ Michael A. Bauer                Chairman of the Board of Directors          September 17, 1997
Michael A. Bauer



/s/ Douglas M. Hultquist            President, Chief Executive                  September 17, 1997
Douglas M. Hultquist                and Financial Officer and Director



/s/ Richard R. Horst                Director and Secretary                      September 17, 1997
Richard R. Horst



/s/ Ronald G. Peterson              Director                                    September 17, 1997
Ronald G. Peterson



/s/ John W. Schricker               Director                                    September 17, 1997
John W. Schricker



/s/ Robert A. Van Vooren            Director                                    September 17, 1997
Robert A. Van Vooren



/s/ James J. Brownson               Director                                    September 17, 1997
James J. Brownson




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

               10.7        Development Agreement     Exhibit 10.7 to the
                           between Quad City         Registration
                           Holdings, Inc. and        Statement of Quad
                           Kaizen, Inc.              City Holdings, Inc.
                                                     on Form SB-2, File
                                                     No. 33-67028

               10.8        Lease/Option              Exhibit 10.8 to the
                           Agreement between         Registration
                           Quad City Holdings, Inc.  Statement of Quad
                           and Kaizen, Inc.          City Holdings, Inc.
                                                     on Form SB-2, File
                                                     No. 33-67028

               22.1        Subsidiaries of Quad      Exhibit 22.1 to the
                           City Holdings, Inc.       Registration
                                                     Statement of Quad
                                                     City Holdings, Inc.
                                                     on Form SB-2, File
                                                     No. 33-67028

               23.1        Consent of McGladrey
                           and Pullen                                                  X                 __

               27.1        Financial Data Schedule                                     X




                                APPENDIX A

                           SUPERVISION AND REGULATION


General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Iowa Superintendent of Banking (the "Superintendent"), the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries.

Recent Regulatory Developments

Economic Growth and Regulatory Paperwork Reduction Act of 1996. On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (i.e., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment was payable in full on November 27, 1996. The Bank holds no SAIF-assessable deposits and, therefore, was not subject to the special assessment.

Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the Financing Corporation (the "FICO"), the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation (the "FSLIC"), the SAIF's predecessor insurance fund. Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a pro rata basis. It is expected that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

The DIFA also provides for a merger of the BIF and the SAIF on January 1, 1999, provided there are no state or federally chartered, FDIC-insured savings associations existing on that date.

In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, establishes time frames within which the FDIC must act on applications by state banks to engage in activities which, although permitted for state banks under applicable state law, are not permissible activities for national banks, and excludes ATM closures and certain branch office relocations from the requirements applicable to branch closings. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and the Bank cannot be determined at this time, management believes that the legislation may reduce compliance costs to some extent and allow the Company and the Bank somewhat greater operating flexibility.

Pending  Legislation.  The Committee on Banking and Financial Services of the U.
S. House of Representatives has approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed, and if each of the depository institution subsidiaries of the bank holding company had received at least a "satisfactory" rating under the Community Reinvestment Act. The proposed legislation would also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and its subsidiaries.

The Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

Investments and Activities. Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve Board may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve Board is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA also prohibits, with certain exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve Board to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve Board, the Company and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

Federal legislation also prohibits acquisition of "control" of a bank or bank holding company, such as the Company, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a bank or bank holding company.

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

Under the Federal Reserve Board's guidelines, the capital standards described above generally apply on a consolidated basis to bank holding companies that have more than $150 million in total consolidated assets and on a bank-only basis to bank holding companies that, have less than $150 million in total consolidated assets.

Dividends. The Federal Reserve Board has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

In addition to the restrictions on dividends that may be imposed by the Federal Reserve Board, the Delaware General Corporation Law would allow the Company to pay dividends only out of its surplus, or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Federal Securities Regulation. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General. The Bank is an Iowa-chartered bank, the deposit accounts of which are insured by the BIF of the FDIC. The Bank is also a member of the Federal Reserve System ("member bank"). As an Iowa-chartered, FDIC-insured member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Superintendent, as the chartering authority for Iowa banks, the Federal Reserve Board, as the primary federal regulator of member banks, and the FDIC, as administrator of the BIF.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

During the year ended June 30, 1997, BIF assessments ranged from 0% of deposits to 0.27% of deposits. The FDIC has announced that for the semi-annual assessment period beginning July 1, 1997, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the FSLIC, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members will be subject to assessments to cover the interest payment on outstanding FICO obligations. Such FICO assessments will be in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. It is expected that SAIF members will pay FICO assessments equal to 0.064% of deposits while BIF members will pay FICO assessments equal to 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is expected that FICO assessments during this period will be less than 0.025% of deposits.

Capital Requirements. The Federal Reserve Board has established the following minimum capital standards for state-chartered Federal Reserve System member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve Board's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the Federal Reserve Board provide that additional capital may be required to take adequate account of interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

During the year ended June 30, 1997, the Bank met all applicable regulatory capital requirements.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

Dividends. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. In addition, the Federal Reserve Act imposes limitations on the amount of dividends that may be paid by a state member bank, such as the Bank. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior Federal Reserve Board approval, however, a state member bank may not pay dividends in any calendar year which exceed the bank's calendar year-to-date net income plus the bank's adjusted retained net income for the two preceding calendar years.

Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

Safety and Soundness Standards. The Federal Reserve Board has adopted guidelines which establish operational and managerial standards to promote the safety and soundness of state member banks. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the Federal Reserve Board may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the Federal Reserve Board expects to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the Federal Reserve Board, would constitute grounds for further enforcement action.

Branching Authority. Iowa law strictly regulates the establishment of bank offices. Under Iowa law, a state bank may not establish a bank office outside the boundaries of the counties contiguous to or cornering upon the county in which the principal place of business of the state bank is located. The number of offices a state bank may establish in a particular municipality is also limited depending upon the municipality's population.

Effective June 1, 1997 (or earlier if expressly  authorized by applicable  state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Iowa has enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to the condition that any Iowa bank to be acquired by an out-of-state institution have been in existence for at least five years prior to the merger.

State Bank Activities. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Federal  Reserve  System.  Federal  Reserve Board  regulations,  as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $49.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $49.3 million, the reserve requirement is $1.479 million plus 10% of the aggregate amount of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve Board. The Bank is in compliance with the foregoing requirements.

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

The above monetary and fiscal policies have affected the operating results of all commercial banks in the past and are expected to do so in the future. The Company cannot fully predict the nature or the extent of any effects which fiscal or monetary policies may have on the its or the Bank's business and earnings.

                                   APPENDIX B


                               GUIDE 3 INFORMATION



The following tables and schedules show selected comparative financial information required by the Securities and Exchange Commission Securities Act Guide 3, regarding the business of the Company for the periods shown. All average amounts in these tables and schedules were determined by using month end data, which management believes provides a fair representation of the daily operations of the Company.

         I. Distribution of Assets, Liabilities and Stockholders' Equity

                     A. Consolidated Average Balance Sheets
                             June 30, 1997 and 1996


                                                                      1997              1996
                                                                  -------------    -------------
ASSETS
Cash and due from banks .......................................   $   7,682,287    $   4,910,046
Federal funds sold ............................................       5,692,500        6,867,750
Certificates of deposit at financial institutions .............       5,649,217        5,453,878
Total securities ..............................................      34,574,285       31,201,706

Loans receivable ..............................................      81,251,090       44,749,454
Less: Allowance for estimated losses on loans .................      (1,218,288)        (685,151)
                                                                  -------------    -------------
     Net loans receivable .....................................      80,032,802       44,064,303
                                                                  -------------    -------------
Premises and equipment, net ...................................       5,113,472        2,634,978
Other assets ..................................................       3,053,322        1,839,122
                                                                  -------------    -------------
        Total assets ..........................................   $ 141,797,885    $  96,971,783
                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest bearing demand .................................   $  19,263,095    $  12,338,863
   Interest bearing demand ....................................      41,184,379       27,172,011
   Savings ....................................................       2,322,197        1,515,687
   Time .......................................................      52,510,409       40,511,816
                                                                  -------------    -------------
     Total deposits ...........................................     115,280,080       81,538,377
                                                                  -------------    -------------

Federal funds purchased .......................................         517,083        1,236,896
Federal Home Loan Bank advances ...............................       7,718,076        1,248,101
Other borrowings ..............................................       1,416,667           83,333
Other liabilities .............................................       3,886,997        1,134,660
                                                                  -------------    -------------
        Total liabilities .....................................     128,818,903       85,241,367
                                                                  -------------    -------------

STOCKHOLDERS' EQUITY
Preferred stock ...............................................               6                0
Common stock ..................................................       1,441,991        1,437,824
Additional paid-in capital ....................................      12,393,577       11,764,416
Retained earnings (deficit) ...................................        (704,979)      (1,534,097)
                                                                  -------------    -------------
                                                                     13,130,595       11,668,143
Unrealized gains (losses) on securities available for sale, net        (151,613)          62,273
                                                                  -------------    -------------
        Total stockholders' equity ............................      12,978,982       11,730,416
                                                                  -------------    -------------
        Total liabilities and stockholders' equity ............   $ 141,797,885    $  96,971,783
                                                                  =============    =============

                   I. Interest Rates and Interest Differential

                      B. Analysis of Net Interest Earnings
                             June 30, 1997 and 1996


                                                                       1997
                                                     ------------------------------------------
                                                       Average       Interest       Average
                                                       Amount         Income/        Yield/
                                                     Outstanding      Expense     Cost of Funds
                                                    -------------------------------------------
INTEREST EARNING ASSETS
Federal funds sold ..............................   $  5,692,500   $    286,264       5.03%
Certificates of deposit at financial institutions      5,649,217        374,527       6.63%
Total securities (1) ............................     34,574,285      2,139,263       6.19%
Net loans receivable (2) ........................     80,032,802      6,950,031       8.68%
                                                    ------------   ------------    --------
        Total interest earning assets ...........   $125,948,804   $  9,750,085       7.74%
                                                    ============   ============    ========

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits ................   $ 41,184,379   $  1,381,170       3.35%
Savings deposits ................................      2,322,197         52,886       2.28%
Time deposits ...................................     52,510,409      2,924,420       5.57%
Federal funds purchased .........................        517,083         28,281       5.47%
Federal Home Loan Bank advances .................      7,718,076        484,226       6.27%
Other borrowings ................................      1,416,667        122,885       8.67%
                                                    ------------   ------------    --------
        Total interest bearing liabilities ......   $105,668,811   $  4,993,868       4.73%
                                                    ============   ============    ========
Net interest margin .............................                  $  4,756,217       3.78%
                                                                   ============    ========

                                                                       1996
                                                    --------------------------------------------

INTEREST EARNING ASSETS
Federal funds sold ..............................   $  6,867,750   $    382,226       5.57%
Certificates of deposit at financial institutions      5,453,878        359,409       6.59%
Total securities (1) ............................     31,201,706      1,868,976       5.99%
Net loans receivable (2) ........................     44,064,303      3,972,856       9.02%
                                                    ------------   ------------    --------
        Total interest earning assets ...........   $ 87,587,637   $  6,583,467       7.52%
                                                    ============   ============    ========

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits ................   $ 27,172,011   $    946,870       3.48%
Savings deposits ................................      1,515,687         39,365       2.60%
Time deposits ...................................     40,511,816      2,363,313       5.83%
Federal funds purchased .........................      1,236,896         64,909       5.25%
Federal Home Loan Bank advances .................      1,248,101         70,319       5.63%
Other borrowings ................................         83,333          1,604       1.92%
                                                    ------------   ------------    --------
        Total interest bearing liabilities ......   $ 71,767,844   $  3,486,380       4.86%
                                                    ============   ============    ========
Net interest margin .............................                  $  3,097,087       3.54%
                                                                   ============    ========

(1) Interest earned and yields on nontaxable investment securities are stated at face rate.

(2) Loan fees are not material and are included in interest income from loans receivable.

             C. Analysis of Changes of Interest Income/Expense Items
                             June 30, 1997 and 1996


                                                                       1997
                                                     ----------------------------------------
                                                     Inc./(Dec.)          Components)
                                                       From              of Change (1)
                                                     Prior Year       Rate          Volume
                                                    -----------------------------------------

INTEREST EARNING ASSETS
Federal funds sold ..............................   $   (95,962)   $   (34,587)   $   (61,375)
Certificates of deposit at financial institutions        15,118          2,179         12,939
Total securities (2) ............................       270,287         63,167        207,120
Net loans receivable (3) ........................     2,977,175       (151,478)     3,128,653
                                                    -----------    -----------    -----------
        Total interest earning assets ...........   $ 3,166,618    $  (120,719)   $ 3,287,337
                                                    ===========    ===========    ===========

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits ................   $   434,300    $   (36,871)   $   471,171
Savings deposits ................................        13,521         (5,331)        18,852
Time deposits ...................................       561,107       (111,332)       672,439
Federal funds purchased .........................       (36,628)         2,633        (39,261)
Federal Home Loan Bank advances .................       413,907          8,873        405,034
Other borrowings ................................       121,281         21,800         99,481
                                                    -----------    -----------    -----------
        Total interest bearing liabilities ......   $ 1,507,488    $  (120,228)   $ 1,627,716
                                                    ===========    ===========    ===========

                                                                       1996
                                                    -----------------------------------------

INTEREST EARNING ASSETS
Federal funds sold ..............................   $   (41,066)   $    10,284    $   (51,350)
Certificates of deposit at financial institutions       259,286         39,381        219,905
Total securities (2) ............................       816,419        130,811        685,608
Net loans receivable (3) ........................     1,998,706        113,859      1,884,847
                                                    -----------    -----------    -----------
        Total interest earning assets ...........   $ 3,033,345    $   294,335    $ 2,739,010
                                                    ===========    ===========    ===========

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits ................   $   511,377    $    14,207    $   497,170
Savings deposits ................................        15,328         (3,736)        19,064
Time deposits ...................................     1,029,993         94,645        935,348
Federal funds purchased .........................       (37,816)         9,242        (47,058)
Federal Home Loan Bank advances .................        70,319              0         70,319
Other borrowings ................................         1,604              0          1,604
                                                    -----------    -----------    -----------
        Total interest bearing liabilities ......   $ 1,590,805    $   114,358    $ 1,476,447
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

(3) Loan fees are not material and are included in interest income from loans receivable.

II.   A.   Investment Securities.

           The amortized cost and fair value of investment securities at June 30, 1997 and 1996 are summarized as follows:

                                                                                         Gross            Gross
                                                                       Amortized       Unrealized     Unrealized           Fair
                                                                         Cost            Gains         (Losses)           Value
                                                                     ------------      ----------    ------------      ------------
June 30, 1997:
-------------

Securities held to maturity:
     Mortgage-backed securities ................................     $  2,317,513      $     673     $    (15,871)     $  2,302,315
     Municipal securities ......................................          596,616          1,581          (12,450)          585,747
                                                                     ------------      ---------     ------------      ------------
          Totals ...............................................     $  2,914,129      $   2,254     $    (28,321)     $  2,888,062
                                                                     ============      =========     ============      ============

Securities available for sale:
     U.S. treasury securities ..................................     $ 14,496,366      $  45,514     $    (20,226)     $ 14,521,654
     U.S. agency securities ....................................        9,742,495          8,462         (120,306)        9,630,651
     Mortgage-backed securities ................................        2,357,376          9,388           (6,526)        2,360,238
     Other securities ..........................................        2,390,033          8,971          (13,918)        2,385,086
                                                                     ------------      ---------     ------------      ------------
          Totals ...............................................     $ 28,986,270      $  72,335     $   (160,976)     $ 28,897,629
                                                                     ============      =========     ============      ============

June 30, 1996:
-------------

Securities held to maturity:
     Mortgage-backed securities ................................     $  2,560,793      $   2,513     $    (48,911)     $  2,514,395
      Municipal securities ......................................         595,808          1,355          (14,443)          582,720
                                                                     ------------      ---------     ------------      ------------
          Totals ...............................................     $  3,156,601      $   3,868     $    (63,354)     $  3,097,115
                                                                     ============      =========     ============      ============


Securities available for sale:
     U.S. treasury securities ..................................     $ 14,504,449      $  42,191     $   (156,912)     $ 14,389,728
     U.S. agency securities ....................................       12,612,166          8,759         (355,026)       12,265,899
     Mortgage-backed securities ................................        2,851,340         12,930          (20,365)        2,843,905
     Other securities ..........................................        1,550,166          9,079          (26,125)        1,533,120
                                                                     ------------      ---------     ------------      ------------
          Totals ...............................................     $ 31,518,121      $  72,959     $   (558,428)     $ 31,032,652
                                                                     ============      =========     ============      ============


    B.   Investment Securities Maturities and Yields.

         The following table presents the maturity of securities held on June 30, 1997, and the weighted average rates by range of maturity:

                                                                         Average
                                                           Amount         Yield
                                                        -----------      -------
U.S. treasury securities:
     Within 1 year ..................................   $ 3,502,568       5.34%
     After 1 but within 5 years .....................    10,993,798       5.87%
                                                        -----------      ------
          Total .....................................   $14,496,366       5.74%
                                                        ===========      ======
U.S. agency securities:
     Within 1 year ..................................   $   999,100       5.06%
     After 1 but within 5 years .....................     8,743,395       6.57%
                                                        -----------      ------
          Total .....................................   $ 9,742,495       6.50%
                                                        ===========      ======
Municipal securities:
     After 1 but within 5 years .....................   $   596,616       6.82%
                                                        ===========      ======

Mortgage-backed securities:
     After 1 but within 5 years .....................   $ 1,802,311       6.28%
     After 5 but within 10 years ....................     2,029,661       6.07%
     After 10 years .................................       842,917       5.74%
                                                        -----------      ------
          Total .....................................   $ 4,674,889       6.21%
                                                        ===========      ======

Other securities with no maturity or stated face rate   $ 2,390,033
                                                        ===========

         The Company does not utilize any financial instruments referred to as derivatives to manage interest rate risk.

     C.  Investment Concentrations.

         As of June 30, 1997, there existed no security in the investment portfolio above (other than U.S. Government and U.S. Government agencies) that exceeded 10% of stockholders equity at that date.

III.     A.  Types of Loans.

           The composition of the loan portfolio at June 30, 1997 and 1996 is presented as follows:

                                                       1997             1996
                                                   ------------     ------------

Commercial .....................................   $ 68,634,556     $ 40,338,645
Real estate ....................................     20,293,440       9,011,608
Installment and other consumer .................     19,437,433       7,459,467
                                                   ------------    ------------
     Total loans ...............................    108,365,429      56,809,720
Less allowance for estimated losses on loans ...     (1,632,500)       (852,500)
                                                   ------------    ------------
     Net loans .................................   $106,732,929    $ 55,957,220
                                                   ============    ============

    B.  Loan Maturities and Sensitivities of Loans to Changes in Interest Rates.

         The following table presents consolidated loan maturities by yearly ranges. Also included for loans after one year are the amounts which have predetermined interest rates and floating or adjustable rates.

                                                  After                    Maturities After One Year
                                    Due          One But                 -----------------------------
                                   Within        Within        After     Pre-determined   Adjustable
As of June 30, 1997               One Year       5 Years      5 Years    Interest Rates Interest Rates
                                 -----------   -----------   ----------- -------------- --------------
Commercial ...................   $18,307,158   $37,584,943   $12,742,455   $35,074,702   $15,252,696
Real estate ..................     2,470,448       787,958    17,035,034     5,307,608    12,515,384
Installment and other
  consumer ...................     3,248,984    15,054,383     1,134,066    15,061,230     1,127,219
                                 -----------   -----------   -----------   -----------   -----------
     Totals ..................   $24,026,590   $53,427,284   $30,911,555   $55,443,540   $28,895,299
                                 ===========   ===========   ===========   ===========   ===========

    C.  Risk Elements.

        1.   Nonaccrual, past due and renegotiated loans.

                                                           1997           1996
                                                         --------       --------

Loans accounted for on nonaccrual basis ..........       $230,591       $      0
Accruing loans past due 90 days or more ..........        223,966        306,774
Troubled debt restructurings .....................              0              0
                                                         --------       --------
     Total .......................................       $454,557       $306,774
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

         2. Potential Problem Loans. To management s best knowledge, there are no such significant loans that have not been disclosed in the above table.

         3.  Foreign Outstandings. None

         4. Loan Concentrations. No individual real estate property or mortgage amounts to 10% or more of consolidated assets.

     D.  Other Interest Earning Assets.

     There are no interest bearing assets required to be disclosed here.

IV.   Summary of Loan Loss Experience.

      The following table summarizes activity in the allowance for estimated losses on loans of the Company for the fiscal years ending June 30, 1997 and June 30, 1996:

                                                         1997            1996
                                                      -----------   -----------

Average amount of loans outstanding, before
     allowance for estimated losses on loans .....    $81,251,090   $44,749,454
Allowance for estimated losses on loans:
     Balance, beginning of fiscal year ...........    $   852,500   $   472,475
     Loans charged off:
          Commercial .............................        (26,141)     (117,555)
          Real estate ............................              0             0
          Installment and other consumer .........        (38,772)       (2,817)
                                                      -----------   -----------
     Subtotal loans charged off ..................        (64,913)     (120,372)
     Loan recoveries:
          Commercial .............................            266             0
         Real estate .............................              0             0
          Installment and other consumer .........            256             0
                                                     ------------  ------------
     Subtotal loan recoveries ....................            522             0
                                                     ------------  ------------

     Net charge-offs .............................        (64,391)     (120,372)
     Provision charged to expense ................        844,391       500,397
                                                     ------------  ------------
     Balance, end of fiscal year .................   $  1,632,500  $    852,500
                                                     ============  ============
Ratio of net charge-offs to average loans
  outstanding ....................................          0.08%         0.27%

      The following table presents the allowance for estimated losses on loans by type of loans and the percentage of loans in each category to total loans:

                                           1997                  1996
                                  ---------------------- -----------------------
                                                 % of                 % of
                                               Loans to              Loans to
                                    Amount   Total Loans   Amount   Total Loans
                                  ---------- ----------- ---------- ------------

Commercial and industrial .....   $  799,566    63.34%   $        0    71.01%
Real estate ...................       66,742    18.73%            0    15.86%
Consumer ......................      387,096    17.93%            0    13.13%
Unallocated ...................      379,096       N/A      825,500       N/A
                                  ----------   -------   ----------   -------
     Total ....................   $1,632,500   100.00%   $  852,500   100.00%
                                  ==========   =======   ==========   =======

V.    Deposits.

      The average amount of and average rate paid for the categories of deposits for the fiscal years 1997 and 1996 are disclosed in the consolidated average balance sheets and can be found on page 3 of Appendix B.

      Included in interest bearing deposits at June 30, 1997 and 1996 were certificates of deposit totaling $22,978,123 and $13,720,210, respectively, that were $100,000 or greater. Maturities of these certificates were as follows:

                                                          1997           1996
                                                       -----------   -----------

One to three months ................................   $10,745,903   $ 5,984,277
Three to six months ................................     4,324,058     1,931,085
Six to twelve months ...............................     4,131,882     3,494,877
Over twelve months .................................     3,776,280     2,309,971
                                                       -----------   -----------
     Total certificates of deposit greater than
       $100,000 ....................................   $22,978,123   $13,720,210
                                                       ===========   ===========

VI.   Return on Equity and Assets.

      The following table presents the return on assets and equity and the equity to assets ratio of the Company for the years ended June 30, 1997 and 1996.

                                                  1997                 1996
                                            ---------------      --------------

Average total assets ..................     $   141,797,885      $   96,971,783
Average equity ........................     $    12,978,982      $   11,730,416
Net income (loss) .....................     $     1,219,336      $      682,588
Return on average assets ..............               0.86%               0.70%
Return on average equity ..............               9.39%               5.82%
Average equity to assets ratio ........               9.15%              12.10%