Form 10QSB
period 1997-09-30
QUAD CITY HOLDINGS INC
filed 1997-11-14
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)
[ x ] Quarterly  report  pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the quarterly period ended September 30, 1997

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from ____________________ to ___________________

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

                     2118 Middle Road, Bettendorf, IA 52722
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (319) 344-0600
                           ---------------------------
                           (Issuer s telephone number)

     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer s classes of common equity, as of the latest practicable date: 1,462,824 as of November 10, 1997


Transitional Small Business Disclosure Format (check one): Yes [ x ]   No [   ]

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                           Page
                                                                          Number


Part I    FINANCIAL INFORMATION

          Item 1  Consolidated Condensed Financial Statements (Unaudited)

                  Consolidated Condensed Balance Sheets,
                  September 30, 1997 & June 30, 1997

                  Consolidated Condensed Statements of Income,
                  For the Three Months Ended September 30, 1997 and 1996

                  Consolidated Condensed Statements of Cash Flows,
                  For the Three Months Ended September 30, 1997 and 1996

                  Notes to Consolidated Condensed Financial Statements

          Item 2  Management s Discussion and Analysis of
                  Financial Condition and Results of Operations

Part II   OTHER INFORMATION

          Item 1  Legal Proceedings

          Item 2  Changes in Securities

          Item 3  Defaults Upon Senior Securities

          Item 4  Submission of Matters to a Vote of Security Holders

          Item 5  Other Information

          Item 6  Exhibits and Reports on Form 8-K

          SIGNATURES

Part I, Item 1


                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                              September 30,       June 30,
                                                                                  1997              1997
                                                                              -------------    -------------
ASSETS
Cash and due from banks ...................................................   $   8,785,432    $   6,953,463
Federal funds sold ........................................................       2,240,000        9,190,000
Certificates of deposit at financial institutions .........................       5,567,233        5,359,124
Securities held to maturity, at amortized cost ............................       2,752,715        2,914,129
Securities available for sale, at fair value ..............................      29,269,961       28,897,629
                                                                              -------------    -------------
     Total securities .....................................................      32,022,676       31,811,758
                                                                              -------------    -------------

Loans receivable ..........................................................     129,616,307      108,365,429
Less: Allowance for estimated losses on loans .............................      (1,947,633)      (1,632,500)
                                                                              -------------    -------------
     Net loans receivable .................................................     127,668,674      106,732,929
                                                                              -------------    -------------

Premises and equipment, net ...............................................       5,394,305        5,248,689
Accrued interest receivable ...............................................       1,390,928        1,374,307
Other assets ..............................................................       2,160,578        1,708,481
                                                                              -------------    -------------
        Total assets ......................................................   $ 185,229,826    $ 168,378,751
                                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing ....................................................   $  24,926,651    $  22,103,036
   Interest-bearing .......................................................     120,360,528      113,857,159
                                                                              -------------    -------------
     Total deposits .......................................................     145,287,179      135,960,195
                                                                              -------------    -------------

Federal Home Loan Bank advances ...........................................      19,233,459       10,777,712
Other borrowings ..........................................................       1,500,000        1,500,000
Other liabilities .........................................................       3,184,398        5,527,618
                                                                              -------------    -------------
        Total liabilities .................................................     169,205,036      153,765,525
                                                                              -------------    -------------

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000; shares issued and              20               10
  outstanding Sept. 1997, 20; June 1997, 10
Common stock, $1 par value; shares authorized 2,500,000; shares issued and
  outstanding Sept. 1997 and June 1997, 1,462,824 .........................       1,462,824        1,462,824
Additional paid-in capital ................................................      14,039,396       13,039,406
Retained earnings .........................................................         512,113          171,171
                                                                              -------------    -------------
                                                                                 16,014,353       14,673,411
Unrealized gains (losses) on securities available for sale, net ...........          10,437          (60,185)
                                                                              -------------    -------------
        Total stockholders' equity ........................................      16,024,790       14,613,226
                                                                              -------------    -------------
        Total liabilities and stockholders' equity ........................   $ 185,229,826    $ 168,378,751
                                                                              =============    =============

See Notes to Consolidated Condensed Financial Statements.

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                            Three Months Ended September 30,
                                                            --------------------------------
                                                                   1997         1996
                                                                ----------   ----------
Interest income:
     Interest and fees on loans .............................   $2,717,165   $1,346,115
     Interest and dividends on securities ...................      499,436      520,981
     Interest on federal funds sold .........................       89,116       49,100
     Other interest .........................................       99,394       98,041
                                                                ----------   ----------
          Total interest income .............................    3,405,111    2,014,237
                                                                ----------   ----------

Interest expense:
      Interest on deposits ..................................    1,492,958      919,141
      Interest on other borrowings ..........................      264,314       89,128
                                                                ----------   ----------
          Total interest expense ............................    1,757,272    1,008,269
                                                                ----------   ----------

          Net interest income ...............................    1,647,839    1,005,968

 Provision for loan losses ..................................      304,355      157,400
                                                                ----------   ----------
          Net interest income after provision for loan losses    1,343,484      848,568
                                                                ----------   ----------

Other income:
     Merchant credit card fees, net of processing costs .....      418,734      327,193
     Trust department .......................................      247,329      116,503
     Deposit service fees ...................................       62,422       42,269
     Other ..................................................       94,006       33,243
                                                                ----------   ----------
          Total other income ................................      822,491      519,208
                                                                ----------   ----------

Other expenses:
     Salaries and benefits ..................................      967,293      563,171
     Professional and data processing fees ..................      121,675      108,265
     Advertising and marketing ..............................       51,922       30,890
     Occupancy and equipment expense ........................      201,898      138,886
     Stationery and supplies ................................       36,692       43,912
     Provision for merchant credit card losses ..............       25,125       43,954
     Postage and telephone ..................................       45,400       45,667
     Other ..................................................      156,828      133,847
                                                                ----------   ----------
          Total other expenses ..............................    1,606,833    1,108,592
                                                                ----------   ----------

Income before income taxes ..................................      559,142      259,184
Income taxes ................................................      218,200            0
                                                                ----------   ----------
          Net income ........................................   $  340,942   $  259,184
                                                                ==========   ==========

Earnings (loss) per common share:
          Primary ...........................................         0.22         0.18*
          Fully diluted .....................................         0.22         0.18*
          Weighted average common shares outstanding ........    1,462,824    1,437,824
          Weighted average common and common equivalent
                shares outstanding ..........................    1,654,594   1,437,824 *

* Excludes the effects of common stock equivalents as resulting dilution was less than 3%.

See Notes to Consolidated Condensed Financial Statements.

                   QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                  Three Months Ended September 30,
                                                                                  --------------------------------
                                                                                        1997            1996
                                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income ............................................................   $    340,942    $    259,184
          Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
            Depreciation ........................................................         97,497          68,035
            Provision for loan losses ...........................................        304,355         157,400
            Provision for merchant credit card losses ...........................         25,125          43,954
            Amortization of premiums (accretion of discounts) on securities, net          (4,526)         (5,553)
            Loans originated for sale ...........................................     (7,514,145)     (1,499,455)
            Proceeds on sales of loans ..........................................      5,824,149       1,515,949
            Net (gains) on sales of loans .......................................       (100,004)        (16,494)
            (Increase) decrease in accrued interest receivable ..................        (16,621)        168,599
            (Increase) in other assets ..........................................       (452,097)         (6,588)
            Increase (decrease) in other liabilities ............................     (2,407,154)      2,334,681
                                                                                    ------------    ------------
               Net cash provided by (used in) operating activities ..............   $ (3,902,479)   $  3,019,712
                                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Net (increase) decrease in federal funds sold .........................      6,950,000      (3,887,000)
          Net (increase) in certificates of deposits at financial institutions ..       (208,109)        (83,151)
          Net loans originated ..................................................    (19,450,100)    (10,435,356)
          Purchase of securities available for sale .............................     (1,284,294)       (427,593)
          Proceeds from maturity of securities ..................................      1,000,000               0
          Proceeds from calls/paydowns on securities ............................        187,333         222,380
          (Purchase) of premises and equipment, net .............................       (243,113)       (589,604)
                                                                                    ------------    ------------
               Net cash (used in) investing activities ..........................   $(13,048,283)   $(15,200,324)
                                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in deposit accounts ......................................      9,326,984      10,541,254
          Net (decrease) in federal funds purchased .............................              0      (1,190,000)
          Proceeds from issuance of preferred stock .............................      1,000,000               0
          Net increase in other borrowings ......................................              0         500,000
          Proceeds from Federal Home Loan Bank advances .........................      8,500,000       6,500,000
          Payments on Federal Home Loan Bank advances ...........................        (44,253)     (4,512,984)
                                                                                    ------------    ------------
               Net cash provided by financing activities ........................   $ 18,782,731    $ 11,838,270
                                                                                    ------------    ------------

               Net increase (decrease) in cash and due from banks ...............      1,831,969        (342,342)
               Cash and due from banks, beginning ...............................      6,953,463       6,615,407
                                                                                    ------------    ------------
               Cash and due from banks, ending ..................................   $  8,785,432    $  6,273,065
                                                                                    ============    ============

Supplemental disclosure of cash flow information, cash payments for:
          Interest ..............................................................   $  1,589,664    $  1,043,818
                                                                                    ============    ============

          Income/franchise taxes ................................................   $    265,000    $          0
                                                                                    ============    ============

Supplemental schedule of noncash investing activities:
          Change in unrealized gains/losses on securities available for sale, net   $     70,622    $    148,436
                                                                                    ============    ============

See Notes to Consolidated Condensed Financial Statements

                            QUAD CITY HOLDINGS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1997



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Results for the months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated condensed financial statements include the accounts of Quad City Holdings, Inc. (the "Company") and its wholly owned subsidiaries, Quad City Bank and Trust Company (the "Bank") and Quad City
Bancard, Inc. ("Bancard"). All significant intercompany accounts and transactions have been eliminated in consolidation.

                      MANAGEMENT S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

Quad City Holdings. Inc. (the "Company") was formed in February of 1993 under the laws of the state of Delaware for the purpose of becoming the bank holding company of Quad City Bank and Trust Company (the "Bank").

The Bank was capitalized on October 13, 1993 and commenced operations on January 7, 1994. The Bank was organized as an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full-service commercial and consumer banking services in Bettendorf and Davenport, Iowa and Moline, Illinois and in adjacent communities.

Quad City Bancard, Inc. ("Bancard") was organized on April 3, 1995, as a Delaware corporation which provides merchant credit card processing services. This operation had previously been a division of the Bank since July 1994. Bancard has contracted with an independent sales organization which markets credit card services to merchants throughout the country. Currently, approximately 10,500 merchants process transactions with Bancard.

The Company has a fiscal year end of June 30.

FINANCIAL CONDITION

Total assets of the Company increased by $16,851,075 or 10.01% to $185,229,826 at September 30, 1997 from $168,378,751 at June 30, 1997. The growth primarily resulted from an increase in deposits received from customers and from advances received from the Federal Home Loan Bank.

Cash and due from banks increased by $1,831,969 or 26.35% to $8,785,432 at September 30, 1997 from $6,953,463 at June 30, 1997 and represented both cash maintained at the Bank, as well as funds that the Bank and the Company had deposited in other banks in the form of demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At September 30, 1997, the Bank had invested $2,240,000 in such funds. This amount decreased by $6,950,000, or 75.63%, from $9,190,000 at June 30, 1997.

Certificates of deposit at financial institutions increased by $208,109 or 3.88% to $5,567,233 at September 30, 1997 from $5,359,124 at June 30, 1997. The increase was due to new deposits in other banks in the form of certificates of deposit.

Securities increased by $210,918 or 0.66% to $32,022,676 at September 30, 1997 from $31,811,758 at June 30, 1997. The increase was the result of a number of transactions in the security portfolio. Additional securities, classified as available for sale, were purchased in the amount of $1,284,294, the net of the amortization of premiums and accretion of discounts was $4,526, and the increase in unrealized gains on securities available for sale, before applicable income tax, was $109,431. The increase was offset by paydowns received on mortgage backed securities of $187,333 and the maturity of a $1,000,000 security.

Loans receivable increased by $21,250,878 or 19.61% to $129,616,307 at September 30, 1997 from $108,365,429 at June 30, 1997. The increase was the result of the origination of $45,771,857 of commercial business, consumer and real estate loans, less loan repayments of $24,520,979.

The allowance for estimated losses on loans at September 30, 1997 was $1,947,633, representing approximately 1.5% of gross loans outstanding. Similarly, the allowance for estimated losses on loans at June 30, 1997 was approximately 1.5% of gross loans outstanding, or $1,632,500. Although management believes that the allowance for estimated losses on loans at September 30, 1997 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional contributions to its provision for loan losses in the future.

Premises and equipment increased by $145,616 or 2.77% to $5,394,305 at September 30, 1997 from $5,248,689 at June 30, 1997. The increase resulted from the purchase of additional furniture, fixtures and equipment for the Bank and Bancard, and certain site construction costs for the new Moline banking location, offset by depreciation expense.

Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $16,621 or 1.21% to $1,390,928 at September 30, 1997 from $1,374,307 at June 30, 1997.

Other assets increased by $452,097 or 26.46% to $2,160,578 at September 30, 1997 from $1,708,481 at June 30, 1997. Other assets consisted mainly of miscellaneous receivables, prepaid expenses and accrued trust department income.

Deposits increased by $9,326,984 or 6.86% to $145,287,179 at September 30, 1997 from $135,960,195 at June 30, 1997. The increase resulted from an $3,600,438 increase in non-interest bearing, NOW, money market and other savings accounts and a $5,726,546 increase in certificates of deposit.

Federal Home Loan Bank ("FHLB") advances increased by $8,455,747 or 78.46% to $19,233,459 at September 30, 1997 from $10,777,712 at June 30, 1997. As a result of its membership in the FHLB of Des Moines, the Bank has the ability to borrow funds for short- or long-term purposes under a variety of programs. . The increase was primarily attributable to the fact that deposit growth was not as great as the loan demand during the fiscal year. Additionally, the use of the advances enabled the bank to hedge against potential rising interest rates.

Other  borrowings  was  $1,500,000 at both September 30, 1997 and June 30, 1997.
Other borrowings consist of the amount outstanding on a $1,500,000 revolving credit note with a third party lender, which is secured by all the outstanding stock of the Bank. The borrowed funds were utilized to provide additional capital to the Bank to maintain an 8% leverage ratio.

Other liabilities decreased by $2,343,220 or 42.39% to $3,184,398 at September 30, 1997 from $5,527,618 at June 30, 1997. Other liabilities was comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. The decrease was primarily due to the decrease in the accounts payable to merchants on Bancard s books at the end of the quarter.

Preferred stock increased by $10 to $20 at September 30, 1997 from $10 at June 30, 1997. The increase was due to the issuance of 10 shares at $1.00 par value of perpetual, nonvoting preferred stock for a consideration of $1,000,000.

Common stock of $1,462,824 at both September 30, 1997 and June 30, 1997 represented 1,462,824 shares at $1.00 par value of the Company s common stock.

Additional paid-in capital increased by $999,990 to $14,039,396 at September 30, 1997 from $13,039,406 at June 30, 1997. The increase resulted from cash received in excess of the par value for the 10 shares of preferred stock.

Retained earnings increased by $340,942 to $512,113 at September 30, 1997 from $171,171 at June 30, 1997 to reflect the net income for the three months.

Unrealized gains and losses on securities available for sale, net of related income taxes, was a $10,437 gain at September 30, 1997 as compared to a $60,185 loss at June 30, 1997. The increase was attributable to the increase in fair value of the securities, identified as available for sale, for the quarter.

RESULTS OF OPERATIONS

Net income for the three month period ended September 30, 1997 increased to $340,942 as compared to a net income of $259,184 for the same period in 1996.

Interest income increased by $1,390,874 from $2,014,237 for the three month period ended September 30, 1996 to $3,405,111 for the three month period ended September 30, 1997. The 69.05% rise in interest income was primarily attributable to greater average outstanding balances in interest earning assets.

Interest expense increased by $749,003 from $1,008,269 for the three month period ended September 30, 1996 to $1,757,272 for the three month period ended September 30, 1997. The 74.29% increase in interest expense was again primarily attributable to greater average outstanding balances in interest bearing liabilities.

The Company had an allowance for estimated losses on loans of approximately 1.5% of total loans at September 30, 1997 and 1996. The provision for loan losses increased by $146,955 from $157,400 for the three month period ended September 30, 1996 to $304,355 for the three month period ended September 30, 1997. The 93.36% increase in the provision was made as a result of the increase in the total loan portfolio during this quarter. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is, in part, dependent upon the ability to maintain that quality. The Company intends to continue to closely monitor the loan portfolio through analysis and currently, does not anticipate any material losses.

Other income increased by $303,283 from $519,208 for the three month period ended September 30, 1996 to $822,491 for the three month period ended September 30, 1997. Other income at September 30, 1997 and 1996 consisted of income from the merchant credit card operation, the trust department, depository service fees, and other miscellaneous fees. The increase was primarily due to the addition of new customers and increased volume of merchant credit card processing at Bancard and the addition of new clients in the trust department of the Bank.

The main components of other expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both periods. Other expenses for the three months ended September 30, 1997 were $1,606,833 as compared to $1,108,592 for the same period in 1996.

From September 30, 1996 to September 30, 1997, salaries and benefits experienced the most significant increase of any noninterest expense component. For the three months ended September 30, 1997, total salaries and benefits increased to $967,293, or $404,122 over the September 30, 1996 total of $563,171. The change was primarily attributable to the addition of new employees. Some of the new positions added during that twelve month period were the following: two trust officers, a technology manager, a commercial loan officer, three real estate loan originators, a real estate underwriter, a loan quality manager, a credit analyst, a financial accountant, and a human resource officer.

OTHER DEVELOPMENTS

Construction of the Davenport full service banking facility was completed in July of 1996 to provide for the convenience of customers and to expand the Bank s market territory. The two story building is in two segments that are separated by an atrium. The Bank owns the south half of the building, while the northern portion is owned by the developer. The Bank occupies its first floor and utilizes the basement for the operations and item processing department, as well as storage. The second floor is leased to two law firms. In addition, the residential real estate department of the Bank will be leasing approximately 2,500 square feet in the attached building across the first floor atrium.

Renovation of a third full service banking facility is underway at the historic Velie Plantation Mansion located near the intersection of 7th Street and John Deere Road in Moline near the Rock Island/Moline border. The building is owned by the developer and both the Bank and Bancard will be major tenants. Bancard plans to relocate its operations to the lower level of the 30,000 square foot building in late 1997. The Bank will begin its operations on the first floor of the building in early 1998. The Company obtained an Illinois banking charter that was subsequently merged into the Iowa charter. The Bank currently leases approximately 1,500 square feet of office space in a building adjacent to the Velie Plantation Mansion property and has been operating a temporary branch facility since June 16, 1997.

NEW ACCOUNTING PRONOUNCEMENTS

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


Item 1          Legal Proceedings                                    -    None

Item 2          Changes in Securities                                -    None

Item 3          Defaults Upon Senior Securities                      -    None

Item 4          Submission of Matters to a Vote of Security Holders  -    None

Item 5          Other Information                                    -    None

Item 6          Exhibits and Reports on Form 8-K

                (a)   Exhibits
                      (27)   Financial Data Schedule

                (b)   Reports on Form 8-K
                      None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            QUAD CITY HOLDINGS, INC.
                                  (Registrant)


                         By: /s/ Douglas M. Hultquist
                         -------------------------------
                         Douglas M. Hultquist, President





Date   November 10, 1997                     /s/ Michael A.Bauer
       -----------------                     -----------------------------------
                                             Michael A. Bauer, Chairman




Date   November 10, 1997                     /s/ Douglas M. Hultquist
       -----------------                     -----------------------------------
                                             Douglas M. Hultquist, President
                                             Principal Executive, Financial &
                                             Accounting Officer