Form 10QSB
period 1997-12-31
QUAD CITY HOLDINGS INC
filed 1998-02-17
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)
[ x ] Quarterly  report  pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
      For the quarterly period ended December 31, 1997

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
      For the transition period from                      to
                                     -------------------     -------------------

      Commission file number    0-22208


                            Quad City Holdings, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                      42-1397595
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                     2118 Middle Road, Bettendorf, IA 52722
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (319) 344-0600
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,462,824 as of February 10, 1997


Transitional Small Business Disclosure Format (check one): Yes [ x ]  No [   ]

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                           Page
                                                                          Number


Part I     FINANCIAL INFORMATION

           Item 1     Consolidated Condensed Financial Statements (Unaudited)

                      Consolidated Condensed Balance Sheets,
                      December 31, 1997 & June 30, 1997

                      Consolidated Condensed Statements of Income,
                      For the Three Months Ended December 31, 1997 and 1996

                      Consolidated Condensed Statements of Income,
                      For the Six Months Ended December 31, 1997 and 1996

                      Consolidated Condensed Statements of Cash Flows, For the Six Months Ended December 31, 1997 and 1996

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

           Item 1          Legal Proceedings

           Item 2          Changes in Securities

           Item 3          Defaults Upon Senior Securities

           Item 4          Submission of Matters to a Vote of Security Holders

           Item 5          Other Information

           Item 6          Exhibits and Reports on Form 8-K

           SIGNATURES

Part I, Item 1


                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                               December 31,         June 30,
                                                                                   1997              1997
                                                                              ------------------------------
ASSETS
Cash and due from banks ...................................................   $   8,884,149     $  6,953,463
Federal funds sold ........................................................      11,325,000        9,190,000
Certificates of deposit at financial institutions .........................       6,160,371        5,359,124

Securities held to maturity, at amortized cost ............................       2,802,153        2,914,129
Securities available for sale, at fair value ..............................      29,702,253       28,897,629
                                                                              ------------------------------
     Total securities .....................................................      32,504,406       31,811,758
                                                                              ------------------------------


Loans receivable ..........................................................     140,390,172      108,365,429
Less: Allowance for estimated losses on loans .............................      (2,105,240)      (1,632,500)
                                                                              ------------------------------
     Net loans receivable .................................................     138,284,932      106,732,929
                                                                              ------------------------------


Premises and equipment, net ...............................................       6,482,572        5,248,689
Accrued interest receivable ...............................................       1,587,586        1,374,307
Other assets ..............................................................       2,149,281        1,708,481
                                                                              ------------------------------
        Total assets ......................................................   $ 207,378,297     $168,378,751
                                                                              ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing ....................................................   $  23,962,031       22,103,036
   Interest-bearing .......................................................     139,411,252      113,857,159
                                                                              ------------------------------
     Total deposits .......................................................     163,373,283      135,960,195
                                                                              ------------------------------

Federal Home Loan Bank advances ...........................................      20,813,462       10,777,712
Other borrowings ..........................................................       1,500,000        1,500,000
Other liabilities .........................................................       4,783,753        5,527,618
                                                                              ------------------------------
        Total liabilities .................................................     190,470,498      153,765,525
                                                                              ------------------------------

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000; shares issued and              25               10
  outstanding Dec. 1997, 25; June 1997, 10
Common stock, $1 par value; shares authorized 2,500,000; shares issued and
  outstanding Dec. 1997 and June 1997, 1,462,824 ..........................       1,462,824        1,462,824
Additional paid-in capital ................................................      14,539,391       13,039,406
Retained earnings .........................................................         879,768          171,171
                                                                              ------------------------------
                                                                                 16,882,008       14,673,411
Unrealized gains (losses) on securities available for sale, net ...........          25,791          (60,185)
                                                                              ------------------------------
        Total stockholders' equity ........................................      16,907,799       14,613,226
                                                                              ------------------------------

Earnings per common share:
        Total liabilities and stockholders' equity ........................   $ 207,378,297     $168,378,751
                                                                              ==============================

See Notes to Consolidated Condensed Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended December 31,
                                                                  1997          1996
                                                             -------------------------------
Interest income:
     Interest and fees on loans .............................   $2,955,441   $1,558,952
     Interest and dividends on securities ...................      485,988      542,456
     Interest on federal funds sold .........................       78,473      103,194
     Other interest .........................................       97,930      104,158
                                                                -----------------------
          Total interest income .............................    3,617,832    2,308,760
                                                                -----------------------

Interest expense:
      Interest on deposits ..................................    1,646,371    1,059,273
      Interest on borrowings ................................      317,106      142,985
                                                                -----------------------
          Total interest expense ............................    1,963,477    1,202,258
                                                                -----------------------

          Net interest income ...............................    1,654,355    1,106,502

 Provision for loan losses ..................................      215,643      146,325
                                                                -----------------------
          Net interest income after provision for loan losses    1,438,712      960,177
                                                                -----------------------

Other income:
     Merchant credit card fees, net of processing costs .....      316,694      362,864
     Trust department fees ..................................      278,458      134,630
     Deposit service fees ...................................       66,946       46,845
     Gains on sales of loans, net ...........................      128,300          880
     Other ..................................................       81,719       53,876
                                                                -----------------------
          Total other income ................................      872,117      599,095
                                                                -----------------------

Other expenses:
     Salaries and benefits ..................................      968,988      648,922
     Professional and data processing fees ..................      127,132       96,625
     Advertising and marketing ..............................       80,681       20,940
     Occupancy and equipment expense ........................      205,781      163,662
     Stationery and supplies ................................       47,717       49,578
     Provision for merchant credit card losses ..............       35,075       67,241
     Postage and telephone ..................................       41,989       36,950
     Other ..................................................      198,736      173,107
                                                                -----------------------
          Total other expenses ..............................    1,706,099    1,257,025
                                                                -----------------------

Income before income taxes ..................................      604,730      302,247
Income taxes ................................................      237,075            0
                                                                -----------------------
          Net income ........................................   $  367,655   $  302,247
                                                                =======================

Earnings per common share:
          Basic .............................................         0.25         0.21
          Diluted ...........................................         0.23         0.20
          Weighted average common shares outstanding ........    1,462,824    1,437,824
          Weighted average common and common equivalent
                shares outstanding ..........................    1,570,224    1,487,543

See Notes to Consolidated Condensed Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                              Six Months Ended December 31,
                                                                   1997          1996
                                                              -----------------------------
Interest income:
     Interest and fees on loans .............................   $5,572,602   $2,888,573
     Interest and dividends on securities ...................      985,424    1,063,437
     Interest on federal funds sold .........................      167,589      152,294
     Other interest .........................................      197,324      202,199
                                                                -----------------------
          Total interest income .............................    6,922,939    4,306,503
                                                                -----------------------

Interest expense:
      Interest on deposits ..................................    3,139,329    1,978,414
      Interest on borrowings ................................      581,420      232,113
                                                                -----------------------
          Total interest expense ............................    3,720,749    2,210,527
                                                                -----------------------

          Net interest income ...............................    3,202,190    2,095,976

 Provision for loan losses ..................................      519,998      303,725
                                                                -----------------------
          Net interest income after provision for loan losses    2,682,192    1,792,251
                                                                -----------------------

Other income:
     Merchant credit card fees, net of processing costs .....      735,428      690,057
     Trust department fees ..................................      525,787      251,133
     Deposit service fees ...................................      129,368       89,114
     Gains on sales of loans, net ...........................      228,304       17,374
     Other ..................................................      175,725       87,119
                                                                -----------------------
          Total other income ................................    1,794,612    1,134,797
                                                                -----------------------

Other expenses:
     Salaries and benefits ..................................    1,936,281    1,212,093
     Professional and data processing fees ..................      248,807      204,890
     Advertising and marketing ..............................      132,603       51,830
     Occupancy and equipment expense ........................      407,679      302,548
     Stationery and supplies ................................       84,409       93,490
     Provision for merchant credit card losses ..............       60,200      111,195
     Postage and telephone ..................................       87,389       82,617
     Other ..................................................      355,564      306,954
                                                                -----------------------
          Total other expenses ..............................    3,312,932    2,365,617
                                                                -----------------------

Income before income taxes ..................................    1,163,872      561,431
Income taxes ................................................      455,275            0
                                                                -----------------------
          Net income ........................................   $  708,597   $  561,431
                                                                =======================
Earnings per common share:
          Basic .............................................         0.48         0.39
          Diluted ...........................................         0.45         0.38
          Weighted average common shares outstanding ........    1,462,824    1,437,824
          Weighted average common and common equivalent
                shares outstanding ..........................    1,570,224    1,487,543

See Notes to Consolidated Condensed Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Six Months Ended December 31,
                                                                                       1997             1996
                                                                                  -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income ...........................................................   $    708,597    $    561,431
          Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
            Depreciation .......................................................        201,161         154,864
            Provision for loan losses ..........................................        519,998         303,725
            Provision for merchant credit card losses ..........................         60,200         111,195
            Amortization of premiums (accretion of discounts) on securities, net         (9,425)        (19,224)
            Net (gains) losses on securities available for sale ................              0               0
            Loans originated for sale ..........................................    (17,838,625)     (1,990,400)
            Proceeds on sales of loans .........................................     15,987,429       2,007,774
            Net (gains) on sales of loans ......................................       (228,304)        (17,374)
            (Increase) in accrued interest receivable ..........................       (213,279)        (70,282)
            (Increase) in other assets .........................................       (440,800)       (100,434)
            Increase (decrease) in other liabilities ...........................       (844,557)        475,580
                                                                                   ----------------------------
               Net cash provided by (used in) operating activities .............   $ (2,097,605)   $  1,416,855
                                                                                   ----------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
          Net (increase) in federal funds sold .................................     (2,135,000)     (9,692,000)
          Net (increase) in certificates of deposits at financial institutions .       (801,247)       (185,621)
          Net loans originated .................................................    (29,992,501)    (19,806,219)
          Purchase of securities held to maturity ..............................              0               0
          Purchase of securities available for sale ............................     (3,738,088)       (603,532)
          Purchase of securities held to maturity ..............................       (251,413)              0
          Proceeds from maturity of securities .................................      3,000,000       1,000,000
          Proceeds from calls/paydowns on securities ...........................        432,746         238,862
          Proceeds from sale of securities available for sale ..................              0               0
          (Purchase) of premises and equipment, net ............................     (1,435,044)       (742,505)
                                                                                   ----------------------------
               Net cash (used in) investing activities .........................   $(34,920,547)   $(29,791,015)
                                                                                   ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in deposit accounts .....................................     27,413,088      23,815,349
          Net (decrease) in federal funds purchased ............................              0      (1,190,000)
          Proceeds from issuance of preferred stock ............................      1,500,000       1,000,000
          Proceeds from issuance of common stock ...............................              0               0
          Dividends paid .......................................................              0               0
          Net increase (decrease) in short-term borrowings .....................              0               0
          Net increase in other borrowings .....................................              0         500,000
          Proceeds from Federal Home Loan Bank advances ........................     17,900,000       9,286,000
          Payments on Federal Home Loan Bank advances ..........................     (7,864,250)     (4,531,806)
                                                                                   ----------------------------
               Net cash provided by financing activities .......................   $ 38,948,838    $ 28,879,543
                                                                                   ----------------------------

               Net increase in cash and due from banks .........................      1,930,686         505,383
               Cash and due from banks, beginning ..............................      6,953,463       6,615,407
                                                                                   ----------------------------
               Cash and due from banks, ending .................................   $  8,884,149    $  7,120,790
                                                                                   ============================

Supplemental disclosure of cash flow information, cash payments for:
          Interest .............................................................   $  3,459,770    $  2,171,586
                                                                                   ============================

          Income/franchise taxes ...............................................   $    446,500    $          0
                                                                                   ============================

Supplemental schedule of noncash investing activities:
          Change in unrealized gains on securities available for sale, net .....   $     85,976    $    443,372
                                                                                   ============================

See Notes to Consolidated Condensed Financial Statements

Part I
Item 1


                            QUAD CITY HOLDINGS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Results for the quarter ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The  accompanying   consolidated  condensed  financial  statements  include  the accounts of Quad City Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company (the "Bank") and Quad City Bancard, Inc. ("Bancard"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                         Three months ended         Six months ended
                                            December 31,               December 31,
                                       -----------------------   -----------------------
                                          1997         1996         1997        1996
                                       -----------------------   -----------------------
Net income, basic and diluted
     earnings ......................   $  367,655   $  302,247   $  708,597   $  561,431
                                       =======================   =======================

Weighted average common shares
     outstanding ...................    1,462,824    1,437,824    1,462,824    1,437,824
Weighted average common shares
     issuable upon exercise of stock
     options and warrants ..........      107,400       49,719      107,400       49,719
                                       -----------------------   -----------------------
Weighted average common and
     common equivalent shares
     outstanding ...................    1,570,224    1,487,543    1,570,224    1,487,543
                                       =======================   =======================

Part I
Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

Quad City Holdings. Inc. (the "Company") is the parent company of Quad City Bank and Trust Company (the "Bank"), which commenced operations in January, 1994. The Bank is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full-service commercial and consumer banking services in Bettendorf and Davenport, Iowa and Moline, Illinois and in adjacent communities.

Quad City Bancard, Inc. ("Bancard") provides merchant credit card processing services. Bancard has contracted with an independent sales organization that markets credit card services to merchants throughout the country. Currently, approximately 12,000 merchants process transactions with Bancard.

The Company has a fiscal year end of June 30.

FINANCIAL CONDITION

Total assets of the Company increased by $38,999,546 or 23.16% to $207,378,297 at December 31, 1997 from $168,378,751 at June 30, 1997. The growth primarily resulted from an increase in deposits received from customers and from advances received from the Federal Home Loan Bank.

Cash and due from banks increased by $1,930,686 or 27.77% to $8,884,149 at December 31, 1997 from $6,953,463 at June 30, 1997 and represented both cash maintained at the Bank, as well as funds that the Bank and the Company had deposited in other banks in the form of demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At December 31, 1997, the Bank had $11,325,000 invested in such funds. This amount increased by $2,135,000, or 23.23%, from $9,190,000 at June 30, 1997.

Certificates of deposit at financial institutions increased by $801,247 or 14.95% to $6,160,371 at December 31, 1997 from $5,359,124 at June 30, 1997. The increase was due to new deposits in other banks in the form of certificates of deposit.

Securities increased by $692,648 or 2.18% to $32,504,406 at December 31, 1997 from $31,811,758 at June 30, 1997. The increase was the result of a number of transactions in the securities portfolio. Additional securities, classified as available for sale, were purchased in the amount of $3,738,088; additional securities, classified as held to maturity, were purchased in the amount of $251,413; the net of the amortization of premiums and accretion of discounts was $9,425; and the increase in unrealized gains on securities available for sale, before applicable income tax, was $126,468. The increase was offset by paydowns received on mortgage-backed securities of $432,746 and the maturity of four securities in the amount of $3,000,000.

Loans receivable increased by $32,024,743 or 29.55% to $140,390,172 at December 31, 1997 from $108,365,429 at June 30, 1997. The increase was the result of the origination of $74,745,177 of commercial business, consumer and real estate loans, less loan repayments of $42,720,434.

The allowance for estimated losses on loans at December 31, 1997 was $2,105,240, representing approximately 1.5% of gross loans outstanding. Similarly, the allowance for estimated losses on loans at June 30, 1997 was approximately 1.5% of gross loans outstanding, or $1,632,500. Although management believes that the allowance for estimated losses on loans at December 31, 1997 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future.

Premises and equipment increased by $1,233,883 or 23.51% to $6,482,572 at December 31, 1997 from $5,248,689 at June 30, 1997. The increase resulted from the purchase of additional furniture, fixtures and equipment for the Bank and Bancard, and certain site construction costs for the new Moline banking location, offset by depreciation expense.

Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $213,279 or 15.52% to $1,587,586 at December 31, 1997 from $1,374,307 at June 30, 1997.

Other assets increased by $440,800 or 25.80% to $2,149,281 at December 31, 1997 from $1,708,481 at June 30, 1997. Other assets consisted mainly of miscellaneous receivables, prepaid expenses and accrued trust department income.

Deposits increased by $27,413,088 or 20.16% to $163,373,283 at December 31, 1997
from $135,960,195 at June 30, 1997. The increase resulted from a $14,210,013 increase in non-interest bearing, NOW, money market and other savings accounts and a $13,203,075 increase in certificates of deposit.

Federal Home Loan Bank ("FHLB") advances increased by $10,035,750 or 93.12% to $20,813,462 at December 31, 1997 from $10,777,712 at June 30, 1997. As a result of its membership in the FHLB of Des Moines, the Bank has the ability to borrow funds for short- or long-term purposes under a variety of programs. The increase occurred primarily because deposit growth was not as great as the loan demand during the period. Additionally, the use of the advances enabled the Bank to hedge against the possibility of rising interest rates.

Other borrowings totaled $1,500,000 at both December 31, 1997 and June 30, 1997. Other borrowings consist of the amount outstanding on a $1,500,000 revolving credit note with a third party lender, which is secured by all the outstanding stock of the Bank. The borrowed funds were utilized to provide additional capital to the Bank to maintain an 8% leverage ratio.

Other liabilities decreased by $743,865 or 13.46% to $4,783,753 at December 31, 1997 from $5,527,618 at June 30, 1997. Other liabilities was comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits.

Preferred stock increased by $15 to $25 at December 31, 1997 from $10 at June 30, 1997. The increase was due to the issuance of 15 shares at $1.00 par value of perpetual, nonvoting preferred stock for consideration of $1,500,000.

Common stock of $1,462,824 at both December 31, 1997 and June 30, 1997 represented 1,462,824 shares at $1.00 par value of the Company's common stock.

Additional paid-in capital increased by $1,499,985 to $14,539,391 at December 31, 1997 from $13,039,406 at June 30, 1997. The increase resulted from cash received in excess of the par value for the 15 shares of preferred stock.

Retained earnings increased by $708,597 to $879,768 at December 31, 1997 from $171,171 at June 30, 1997 to reflect net income for the six months.

Unrealized gains and losses on securities available for sale, net of related income taxes, was a $25,791 gain at December 31, 1997 as compared to a $60,185 loss at June 30, 1997. The increase was attributable to the increase in fair value of the securities, identified as available for sale, for the two prior quarters.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net income for the three month period ended December 31, 1997 increased to $367,655 as compared to a net income of $302,247 for the same period in 1996.

Interest income increased by $1,309,072 from $2,308,760 for the three month period ended December 31, 1996 to $3,617,832 for the three month period ended December 31, 1997. The 56.70% rise in interest income was primarily attributable to greater average outstanding balances in interest earning assets.

Interest expense increased by $761,219 from $1,202,258 for the three month period ended December 31, 1996 to $1,963,477 for the three month period ended December 31, 1997. The 63.32% increase in interest expense was again primarily attributable to greater average outstanding balances in interest bearing liabilities.

The Company had an allowance for estimated losses on loans of approximately 1.5% of total loans at December 31, 1997 and 1996. The provision for loan losses increased by $69,318 from $146,325 for the three month period ended December 31, 1996 to $215,643 for the three month period ended December 31, 1997. The 47.37% increase in the provision was made as a result of the increase in the total loan portfolio during this quarter. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is, in part, dependent upon the ability to maintain that quality. The Company intends to continue to closely monitor the loan portfolio and currently does not anticipate any material losses.

Other income increased by $273,022 from $599,095 for the three month period ended December 31, 1996 to $872,117 for the three month period ended December 31, 1997. Other income at December 31, 1997 and 1996 consisted of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans and other miscellaneous fees. The increase was primarily due to the addition of new clients in the trust department of the Bank and the expansion of the residential real estate department of the Bank.

The main components of other expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both periods. Other expenses for the three months ended December 31, 1997 were $1,706,099 as compared to $1,257,025 for the same period in 1996.

From December 31, 1996 to December 31, 1997, salaries and benefits experienced the most significant increase of any noninterest expense component. For the three months ended December 31, 1997, total salaries and benefits increased to $968,988 or $320,066 over the December 31, 1996 total of $648,922. The change was primarily attributable to the addition of new employees. Some of the new positions added during that twelve month period were the following: a trust officer, a technology manager, a consumer loan officer, three real estate loan originators, a real estate underwriter, a loan quality manager, a credit analyst, a financial accountant, a correspondent banking officer, a marketing manager and a business development officer.

The provision for income taxes was $237,075 for the three month period ended December 31, 1997 compared to no provision for the three month period ended
December 31, 1996. There was no provision for the quarter ended December 31, 1996, as the Company had net operating losses for income tax purposes.

SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net income for the six month period ended December 31, 1997 increased to $708,597 as compared to a net income of $561,431 for the same period in 1996.

Interest income increased by $2,616,436 from $4,306,503 for the six month period ended December 31, 1996 to $6,922,939 for the six month period ended December 31, 1997. The 60.76% rise in interest income was primarily attributable to greater average outstanding balances in interest earning assets.

Interest expense increased by $1,510,222 from $2,210,527 for the six month period ended December 31, 1996 to $3,720,749 for the six month period ended December 31, 1997. The 68.32% increase in interest expense was again primarily attributable to greater average outstanding balances in interest bearing liabilities.

The Company had an allowance for estimated losses on loans of approximately 1.5% of total loans at December 31, 1997 and 1996. The provision for loan losses increased by $216,273 from $303,725 for the six month period ended December 31, 1996 to $519,998 for the six month period ended December 31, 1997. The 71.21% increase in the provision was made as a result of the increase in the total loan portfolio during this quarter. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is, in part, dependent upon the ability to maintain that quality. The Company intends to continue to closely monitor the loan portfolio and currently does not anticipate any material losses.

Other income increased by $659,815 from $1,134,797 for the six month period ended December 31, 1996 to $1,794,612 for the six month period ended December 31, 1997. Other income at December 31, 1997 and 1996 consisted of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans and other miscellaneous fees. The increase was primarily due to the addition of new clients in the trust department of the Bank and the expansion of the residential real estate department of the Bank.

The main components of other expenses were primarily salaries and benefits, occupancy and equipment expenses, professional and data processing fees, and advertising and marketing expenses, for both periods. Other expenses for the six months ended December 31, 1997 were $3,312,932 as compared to $2,365,617 for the same period in 1996.

From December 31, 1996 to December 31, 1997, salaries and benefits experienced the most significant increase of any noninterest expense component. For the six months ended December 31, 1997, total salaries and benefits increased to $1,936,281 or $724,188 over the December 31, 1996 total of $1,212,093. The change was primarily attributable to the addition of new employees.

The provision for income taxes was $455,275 for the six month period ended December 31, 1997 compared to no provision for the six month period ended
December  31,  1996.  There  was no  provision  for the six month  period  ended
December 31, 1996, as the Company had net operating losses for income tax purposes.

OTHER DEVELOPMENTS

Construction of the Davenport full service banking facility was completed in July, 1996 to provide for the convenience of customers and to expand the Bank's market territory. The two story building is in two segments that are separated by an atrium. The Bank owns the south half of the building, while the developer owns the northern portion. The Bank occupies its first floor and utilizes the basement for the operations and item processing department, as well as storage. The second floor is leased to two law firms. In addition, the residential real estate department of the Bank began leasing approximately 2,500 square feet in the attached building across the first floor atrium in January, 1998.

Renovation of a third full service banking facility is underway at the historic Velie Plantation Mansion located near the intersection of 7th Street and John Deere Road in Moline near the Rock Island/Moline border. The developer owns the building and both the Bank and Bancard will be major tenants. Bancard relocated its operations to the lower level of the 30,000 square foot building in December, 1997. The Bank will begin its operations on the first floor of the building in February, 1998. The Company obtained an Illinois banking charter that was subsequently merged into the Iowa charter. The Bank currently leases approximately 1,500 square feet of office space in a building adjacent to the Velie Plantation Mansion property and has been operating a temporary branch facility since June, 1997.

YEAR 2000 COMPLIANCE

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendor and purchased software which is run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. In the first quarter of 1998, the Company will be contacting each vendor, and requiring those vendors to represent that their products provided are or will be year 2000 compliant. Additionally, the Company has contracted with a public accounting/consulting firm to review its Year 2000 Plan, and assist in the compliance testing. It is recognized that any year 2000 compliance failures could result in additional expense to the Company.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 130 "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to disclose a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company will be required to disclose comprehensive income. Currently, the Company's comprehensive income would include net income and the change in unrealized gain on securities available for sale, net.

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




Item 1          Legal Proceedings                                    -    None

Item 2          Changes in Securities                                -    None

Item 3          Defaults Upon Senior Securities                      -    None

Item 4          Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held at the Jumer's Castle Lodge located at 900 Spruce Hills Drive, Bettendorf, Iowa on October 22, 1997 at 10:00 a.m. At the meeting, Michael A. Bauer, James J. Brownson and Robert A. Van Vooren were elected to serve as Class I directors with terms expiring in 2000. Continuing as Class II directors, with terms expiring in 1998, are Douglas M. Hultquist and John W. Schricker. Continuing as Class III directors, with terms expiring in 1999, are Richard R. Horst and Ronald G. Peterson.

There were 1,462,824 issued and outstanding shares of common stock at the time of the annual meeting. There were 1,319,234 common shares represented at the meeting, either in person or by proxy, which constituted approximately 90% of the outstanding shares. The voting for directors at the annual meeting was as follows:

Michael A. Bauer - 1,316,934 votes for and 2,300 votes withheld James J. Brownson - 1,316,834 votes for and 2,400 votes withheld Robert A. Van Vooren - 1,314,384 votes for and 4,850 votes withheld

Item 5     Other Information - None

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


                        QUAD CITY HOLDINGS, INC.
                              (Registrant)


                        By: /s/ Douglas M. Hultquist
                            -------------------------------
                            Douglas M. Hultquist, President




Date   February 10, 1997                      /s/ Michael A. Bauer
                                              ----------------------------------
                                              Michael A. Bauer, Chairman




Date   February 11, 1997                      /s/ Douglas M. Hultquist
                                              ----------------------------------
                                              Douglas M. Hultquist, President
                                              Principal Executive, Financial and
                                              Accounting Officer