Form 10QSB
period 1998-03-31
QUAD CITY HOLDINGS INC
filed 1998-05-15
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)
[ x ] Quarterly  report  pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the quarterly period ended March 31, 1998

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from                 to
                                      --------------    ------------------------

      Commission file number    0-22208


                            Quad City Holdings, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        42-1397595
-------------------------------             ------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,462,824 as of May 13, 1998


Transitional Small Business Disclosure Format (check one): Yes [ x ]   No [   ]

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                           Page
                                                                          Number


Part I  FINANCIAL INFORMATION

        Item 1  Consolidated Condensed Financial Statements (Unaudited)

                Consolidated Condensed Balance Sheets,
                  March 31, 1998 & June 30, 1997

                Consolidated Condensed Statements of Income,
                  For the Three Months Ended March 31, 1998 and 1997

                Consolidated Condensed Statements of Income,
                  For the Nine Months Ended March 31, 1998 and 1997

                Consolidated Condensed Statements of Cash Flows,
                  For the Nine Months Ended March 31, 1998 and 1997

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

        Item 1   Legal Proceedings

        Item 2   Changes in Securities

        Item 3   Defaults Upon Senior Securities

        Item 4   Submission of Matters to a Vote of Security Holders

        Item 5   Other Information

        Item 6   Exhibits and Reports on Form 8-K

        SIGNATURES

Part I, Item 1


                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                March 31,          June 30,
ASSETS                                                                            1998              1997
                                                                               -----------------------------

Cash and due from banks ...................................................    $ 17,368,379     $  6,953,463
Federal funds sold ........................................................      12,785,000        9,190,000
Certificates of deposit at financial institutions .........................       7,782,903        5,359,124

Securities held to maturity, at amortized cost ............................       2,547,087        2,914,129
Securities available for sale, at fair value ..............................      26,933,576       28,897,629
                                                                               -----------------------------
     Total securities .....................................................      29,480,663       31,811,758
                                                                               -----------------------------

Loans receivable ..........................................................     153,464,613      108,365,429
Less: Allowance for estimated losses on loans .............................      (2,309,023)      (1,632,500)
                                                                               -----------------------------
     Net loans receivable .................................................     151,155,590      106,732,929
                                                                               -----------------------------

Premises and equipment, net ...............................................       7,536,493        5,248,689
Accrued interest receivable ...............................................       1,750,583        1,374,307
Other assets ..............................................................       2,149,952        1,708,481
                                                                               -----------------------------
        Total assets ......................................................    $230,009,563     $168,378,751
                                                                               =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing ....................................................    $ 24,453,094     $ 22,103,036
   Interest-bearing .......................................................     160,826,169      113,857,159
                                                                               -----------------------------
     Total deposits .......................................................     185,279,263      135,960,195
                                                                               -----------------------------

Federal Home Loan Bank advances ...........................................      23,240,932       10,777,712
Other borrowings ..........................................................       1,500,000        1,500,000
Other liabilities .........................................................       2,778,522        5,527,618
                                                                               -----------------------------
        Total liabilities .................................................     212,798,717      153,765,525
                                                                               -----------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000; shares issued and              25               10
  outstanding March 1998, 25; June 1997, 10
Common stock, $1 par value; shares authorized 2,500,000; shares issued and
  outstanding March 1998 and June 1997, 1,462,824 .........................       1,462,824        1,462,824
Additional paid-in capital ................................................      14,539,391       13,039,406
Retained earnings .........................................................       1,180,135          171,171
                                                                               -----------------------------
                                                                                 17,182,375       14,673,411
Unrealized gains (losses) on securities available for sale, net ...........          28,471          (60,185)
                                                                               -----------------------------
        Total stockholders' equity ........................................      17,210,846       14,613,226
                                                                               -----------------------------

        Total liabilities and stockholders' equity ........................    $230,009,563     $168,378,751
                                                                               =============================

See Notes to Consolidated Condensed Financial Statements

Part I, Item 1


                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                  1998          1997
                                                                -----------------------

Interest income:
     Interest and fees on loans .............................   $3,069,419   $1,755,823
     Interest and dividends on securities ...................      468,600      556,770
     Interest on federal funds sold .........................      137,878       80,248
     Other interest .........................................      121,486      106,884
                                                                -----------------------
          Total interest income .............................    3,797,383    2,499,725
                                                                -----------------------

Interest expense:
      Interest on deposits ..................................    1,770,112    1,142,614
      Interest on borrowings ................................      387,805      182,849
                                                                -----------------------
          Total interest expense ............................    2,157,917    1,325,463
                                                                -----------------------

          Net interest income ...............................    1,639,466    1,174,262
 Provision for loan losses ..................................      233,260      222,775
                                                                -----------------------
          Net interest income after provision for loan losses    1,406,206      951,487
                                                                -----------------------

Other income:
     Merchant credit card fees, net of processing costs .....      326,122      406,718
     Trust department fees ..................................      299,602      194,480
     Deposit service fees ...................................       73,775       50,385
     Gains on sales of loans, net ...........................      284,083       38,584
     Investment securities gains, net .......................        8,734       14,248
     Other ..................................................      141,787       85,930
                                                                -----------------------
          Total other income ................................    1,134,103      790,345
                                                                -----------------------

Other expenses:
     Salaries and benefits ..................................    1,173,299      792,267
     Professional and data processing fees ..................      126,530      102,837
     Advertising and marketing ..............................      103,430       24,151
     Occupancy and equipment expense ........................      282,105      173,534
     Stationery and supplies ................................       71,754       40,504
     Provision for merchant credit card losses ..............       23,226       26,122
     Postage and telephone ..................................       74,307       42,024
     Other ..................................................      193,866      190,571
                                                                -----------------------
          Total other expenses ..............................    2,048,517    1,392,010
                                                                -----------------------

Income before income taxes ..................................      491,792      349,822
Income taxes ................................................      191,425            0
                                                                -----------------------
          Net income ........................................   $  300,367   $  349,822
                                                                =======================

Earnings per common share:
          Basic .............................................         0.21         0.24
          Diluted ...........................................         0.19         0.23
          Weighted average common shares outstanding ........    1,462,824    1,437,824
          Weighted average common and common equivalent
                shares outstanding ..........................    1,585,514    1,500,516

See Notes to Consolidated Condensed Financial Statements

Part I, Item 1


                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                               Nine Months Ended March 31,
                                                               ---------------------------
                                                                    1998          1997
                                                                -------------------------
Interest income:
     Interest and fees on loans .............................   $ 8,642,021   $ 4,661,770
     Interest and dividends on securities ...................     1,454,024     1,620,207
     Interest on federal funds sold .........................       305,467       232,542
     Other interest .........................................       318,810       309,083
                                                                -------------------------
          Total interest income .............................    10,720,322     6,823,602
                                                                -------------------------

Interest expense:
      Interest on deposits ..................................     4,909,441     3,121,028
      Interest on borrowings ................................       969,225       414,962
                                                                -------------------------
          Total interest expense ............................     5,878,666     3,535,990
                                                                -------------------------

          Net interest income ...............................     4,841,656     3,287,612

 Provision for loan losses ..................................       753,258       526,500
                                                                -------------------------
          Net interest income after provision for loan losses     4,088,398     2,761,112
                                                                -------------------------

Other income:
     Merchant credit card fees, net of processing costs .....     1,061,550     1,096,775
     Trust department fees ..................................       825,389       445,613
     Deposit service fees ...................................       203,143       139,499
     Gains on sales of loans, net ...........................       512,387        38,584
     Investment securities gains, net .......................         8,734        14,248
     Other ..................................................       317,512       173,049
                                                                -------------------------
          Total other income ................................     2,928,715     1,907,768
                                                                -------------------------

Other expenses:
     Salaries and benefits ..................................     3,109,580     2,004,360
     Professional and data processing fees ..................       375,337       307,727
     Advertising and marketing ..............................       236,033        75,981
     Occupancy and equipment expense ........................       689,784       476,082
     Stationery and supplies ................................       156,163       133,994
     Provision for merchant credit card losses ..............        83,426       137,317
     Postage and telephone ..................................       161,696       124,641
     Other ..................................................       549,430       497,525
                                                                -------------------------
          Total other expenses ..............................     5,361,449     3,757,627
                                                                -------------------------

Income before income taxes ..................................     1,655,664       911,253
Income taxes ................................................       646,700             0
                                                                -------------------------
          Net income ........................................   $ 1,008,964   $   911,253
                                                                =========================

Earnings per common share:
          Basic .............................................          0.69          0.63
          Diluted ...........................................          0.64          0.61
          Weighted average common shares outstanding ........     1,462,824     1,437,824
          Weighted average common and common equivalent
                shares outstanding ..........................     1,585,514     1,500,516

See Notes to Consolidated Condensed Financial Statements

Part I, Item 1


                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      Nine Months Ended March 31,
                                                                                      ----------------------------
                                                                                         1998              1997
                                                                                      ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
          Net income ..............................................................   $  1,008,964    $    911,253
          Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
            Depreciation ..........................................................        330,521         246,243
            Provision for loan losses .............................................        753,258         526,500
            Provision for merchant credit card losses .............................         83,426         137,317
            Amortization of premiums (accretion of discounts) on securities, net ..        (14,329)        (24,044)
            Loans originated for sale .............................................    (38,142,945)     (1,568,205)
            Proceeds on sales of loans ............................................     32,137,607       1,606,789
            Net (gains) on sales of loans .........................................       (512,387)        (38,584)
            Realized (gains) on securities available for sale, net ................         (8,734)        (14,248)
            (Increase) in accrued interest receivable .............................       (376,276)        (71,690)
            (Increase) in other assets ............................................       (469,927)        (43,985)
            Increase (decrease) in other liabilities ..............................     (2,846,105)      2,994,205
                                                                                      ----------------------------
               Net cash provided by (used in) operating activities ................   $ (8,056,927)   $  4,661,551
                                                                                      ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Net (increase) in federal funds sold ....................................     (3,595,000)     (2,977,000)
          Net (increase) in certificates of deposits at financial institutions ....     (2,423,779)       (383,905)
          Net loans originated ....................................................    (38,658,194)    (34,426,464)
          Purchase of securities available for sale ...............................     (5,751,974)     (4,884,260)
          Purchase of securities held to maturity .................................       (251,413)              0
          Proceeds from calls and maturity of securities ..........................      7,500,000       2,000,000
          Proceeds from paydowns on securities ....................................        974,227         862,603
          Proceeds from sale of securities available for sale .....................         14,013          32,700
          Purchase of premises and equipment, net .................................     (2,618,325)       (937,286)
                                                                                      ----------------------------
               Net cash (used in) investing activities ............................   $(44,810,445)   $(40,713,612)
                                                                                      ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in deposit accounts ........................................     49,319,068      28,481,572
          Net (decrease) in federal funds purchased ...............................              0      (1,190,000)
          Proceeds from issuance of preferred stock ...............................      1,500,000       1,000,000
          Net increase in other borrowings ........................................              0         500,000
          Proceeds from Federal Home Loan Bank advances ...........................     20,400,000      10,461,000
          Payments on Federal Home Loan Bank advances .............................     (7,936,780)     (4,560,918)
                                                                                      ----------------------------
               Net cash provided by financing activities ..........................   $ 63,282,288    $ 34,691,654
                                                                                      ----------------------------

               Net increase (decrease) in cash and due from banks .................     10,414,916      (1,360,407)
               Cash and due from banks, beginning .................................      6,953,463       6,615,407
                                                                                      ----------------------------
               Cash and due from banks, ending ....................................   $ 17,368,379    $  5,255,000
                                                                                      ============================

Supplemental disclosure of cash flow information, cash payments for:
          Interest ................................................................   $  5,495,988    $  3,386,596
                                                                                      ============================

          Income/franchise taxes ..................................................   $  1,324,000    $          0
                                                                                      ============================

          Change in unrealized gains (losses) on securities available for sale, net   $     88,656    $   (253,257)
                                                                                      ============================

See Notes to Consolidated Condensed Financial Statements

Part I
Item 1


                            QUAD CITY HOLDINGS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Results for the periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

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

                                         Three months ended        Nine months ended
                                              March 31,                 March 31,
                                       -------------------------------------------------
                                          1998         1997        1998          1997
                                       -------------------------------------------------
Net income, basic and diluted
     Earnings ......................   $  300,367   $  349,822   $1,008,964   $  911,253

Weighted average common shares
     Outstanding ...................    1,462,824    1,437,824    1,462,824    1,437,824
Weighted average common shares
     issuable upon exercise of stock
     options and warrants ..........      122,690       62,692      122,690       62,692
Weighted average common and
     common equivalent shares
     outstanding ...................    1,585,514    1,500,516    1,585,514    1,500,516

Part I
Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Quad City Holdings, Inc. (the "Company") is the parent company of Quad City Bank and Trust Company (the "Bank"), which commenced operations in January, 1994. The Bank is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full-service commercial and consumer banking services in Bettendorf and Davenport, Iowa and Moline, Illinois and in adjacent communities.

      Quad City Bancard, Inc. ("Bancard") provides merchant credit card processing services. Bancard has contracted with an independent sales organization that markets credit card services to merchants throughout the country. Currently, approximately 12,000 merchants process transactions with Bancard.

      The Company has a fiscal year end of June 30.

FINANCIAL CONDITION

      Total assets of the Company increased by $61,630,812 or 36.60% to $230,009,563 at March 31, 1998 from $168,378,751 at June 30, 1997. The growth primarily resulted from an increase in deposits received from customers and from advances received from the Federal Home Loan Bank.

      Cash and due from banks increased by $10,414,916 or 149.78% to $17,368,379 at March 31, 1998 from $6,953,463 at June 30, 1997 and represented both cash maintained at the Bank, as well as funds that the Bank and the Company had deposited in other banks in the form of demand deposits.

      Federal funds sold are inter-bank funds with daily liquidity. At March 31, 1998, the Bank had $12,785,000 invested in such funds. This amount increased by $3,595,000, or 39.12%, from $9,190,000 at June 30, 1997.

      Certificates of deposit at financial institutions increased by $2,423,779 or 45.23% to $7,782,903 at March 31, 1998 from $5,359,124 at June 30, 1997. The increase was due to new deposits in other banks in the form of certificates of deposit.

      Securities decreased by $2,331,095 or 7.33% to $29,480,663 at March 31, 1998 from $31,811,758 at June 30, 1997. The decrease was the result of a number of transactions in the securities portfolio. Additional securities, classified as available for sale, were purchased in the amount of $5,751,974. Additional securities, classified as held to maturity, were purchased in the amount of $251,413. The net of the amortization of premiums and accretion of discounts was $14,329, and the increase in unrealized gains on securities available for sale, before applicable income tax, was $130,695. The increase was offset by paydowns received on mortgage-backed securities of $974,227 and the maturity and calls of securities in the amount of $7,500,000. Additionally, one security classified as available for sale was sold for $14,013, resulting in a gain of $8,734.

      Loans receivable increased by $45,099,184 or 41.62% to $153,464,613 at March 31, 1998 from $108,365,429 at June 30, 1997. The increase was the result of the origination of $110,044,815 of commercial business, consumer and real estate loans, less loan repayments and payments on sales of loans of $64,945,631.

      The allowance for estimated losses on loans at March 31, 1998 was $2,309,023, representing approximately 1.5% of gross loans outstanding. Similarly, the allowance for estimated losses on loans at June 30, 1997 was approximately 1.5% of gross loans outstanding, or $1,632,500. Although management believes that the allowance for estimated losses on loans at March 31, 1998 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future.

      Premises and equipment increased by $2,287,804 or 43.59% to $7,536,493 at March 31, 1998 from $5,248,689 at June 30, 1997. The increase resulted from the purchase of additional furniture, fixtures and equipment for the Bank and Bancard, and certain site construction costs for the new Moline banking location, offset by depreciation expense.

      Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $376,276 or 27.38% to $1,750,583 at March 31, 1998 from $1,374,307 at June 30, 1997.

      Other assets increased by $441,471 or 25.84% to $2,149,952 at March 31, 1998 from $1,708,481 at June 30, 1997. Other assets consisted mainly of miscellaneous receivables, prepaid expenses and accrued trust department income.

      Deposits  increased by $49,319,068 or 36.27% to  $185,279,263 at March 31,
1998 from $135,960,195 at June 30, 1997. The increase resulted from an $18,429,948 net increase in non-interest bearing, NOW, money market and other savings accounts and a $30,889,120 net increase in certificates of deposit.

      Federal Home Loan Bank ("FHLB") advances increased by $12,463,220 or 115.64% to $23,240,932 at March 31, 1998 from $10,777,712 at June 30, 1997. As a result of its membership in the FHLB of Des Moines, the Bank has the ability to borrow funds for short or long-term purposes under a variety of programs. The increase was primarily attributable to the fact that deposit growth was less than loan demand during the period. Additionally, the use of the advances enabled the Bank to hedge against the possibility of rising interest rates.

      Other borrowings totaled $1,500,000 at both March 31, 1998 and June 30, 1997. Other borrowings consist of the amount outstanding on a revolving credit note with a third party lender, which is secured by all the outstanding stock of the Bank. At June 30, 1997, the total credit note was in the amount of $1,500,000, however on March 10, 1998 the Company increased the credit note by $2,000,000 to a total amount of $3,500,000. The borrowed funds were utilized to provide additional capital to the Bank to maintain an 8% leverage ratio.

      Other liabilities decreased by $2,749,096 or 49.73% to $2,778,522 at March 31, 1998 from $5,527,618 at June 30, 1997. Other liabilities was comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits.

      Preferred stock increased by $15 to $25 at March 31, 1998 from $10 at June 30, 1997. The increase was due to the issuance of 15 shares at $1.00 par value of perpetual, nonvoting preferred stock for consideration of $1,500,000.

      Common stock of $1,462,824 at both March 31, 1998 and June 30, 1997 represented 1,462,824 shares at $1.00 par value of the Company's common stock.

      Additional paid-in capital increased by $1,499,985 to $14,539,391 at March 31, 1998 from $13,039,406 at June 30, 1997. The increase resulted from cash received in excess of the par value for the 15 shares of preferred stock.

      Retained earnings increased by $1,008,964 to $1,180,135 at March 31, 1998 from $171,171 at June 30, 1997 to reflect net income for the nine months.

      Unrealized gains and losses on securities available for sale, net of related income taxes, was a $28,471 gain at March 31, 1998 as compared to a $60,185 loss at June 30, 1997. The increase was attributable to the increase in fair value of the securities, identified as available for sale, for the three prior quarters.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

      Income before income taxes increased by $141,970 from $349,822 for the three month period ended March 31, 1997 to $491,792 in the same period in 1998. There was no provision for income taxes for the quarter ended March 31, 1997, as the Company still had net operating losses from its start-up period for income tax purposes. As a result, net income for the three-month period ended March 31, 1998 was $300,367 as compared to net income of $349,822 for the same period in 1997.

      Interest income increased by $1,297,658 from $2,499,725 for the three month period ended March 31, 1997 to $3,797,383 for the three month period ended March 31, 1998. The 51.91% rise in interest income was primarily attributable to greater average outstanding balances in interest earning assets.

      Interest expense increased by $832,454 from $1,325,463 for the three month period ended March 31, 1997 to $2,157,917 for the three month period ended March 31, 1998. The 62.80% increase in interest expense was again primarily attributable to greater average outstanding balances in interest bearing liabilities.

      The Company had an allowance for estimated losses on loans of approximately 1.5% of total loans at March 31, 1998 and 1997. The provision for loan losses increased by $10,485 from $222,775 for the three month period ended March 31, 1997 to $233,260 for the three month period ended March 31, 1998. The increase in the provision was made as a result of the increase in the total loan portfolio during this quarter. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is, in part, dependent upon the ability to maintain that quality. The Company intends to continue to closely monitor the loan portfolio and currently does not anticipate any material losses.

      Other income increased by $334,758 from $790,345 for the three month period ended March 31, 1997 to $1,134,103 for the three month period ended March 31, 1998. Other income at March 31, 1998 and 1997 consisted of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, the gain on a sale of an investment security and other miscellaneous fees. The increase was primarily due to an increase in assets being managed by the trust department of the Bank, much of which resulted from the addition of new clients, and the expansion of the residential real estate department of the Bank.

      Merchant credit card fees, net of processing costs decreased by $80,596 from $406,718 for the three month period ended March 31, 1997 to $326,122 for the three month period ended March 31, 1998. Bancard is currently in the process of restructuring its merchant portfolio to focus on smaller merchants with less risk and as a result experienced reduced earnings.

      The main components of other expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both periods. Other expenses for the three months ended March 31, 1998 were $2,048,517 as compared to $1,392,010 for the same period in 1997.

      From March 31, 1997 to March 31, 1998, salaries and benefits experienced the most significant increase of any noninterest expense component. For the three months ended March 31, 1998, total salaries and benefits increased to $1,173,299 or $381,032 over the March 31, 1997 total of $792,267. The change was primarily attributable to the addition of new employees. Some of the new positions added during that twelve month period were: a trust officer, a technology manager, a consumer loan officer, four real estate loan originators, a real estate underwriter, a loan quality manager, a credit analyst, a correspondent banking officer, a marketing manager and a business development officer.

      The provision for income taxes was $191,425 for the three-month period ended March 31, 1998 compared to no provision for the three-month period ended March 31, 1997. There was no provision for the quarter ended March 31, 1997, as the Company had net operating losses for income tax purposes.

NINE MONTHS ENDED MARCH 31, 1998 AND 1997

      Income before income taxes increased by $744,411 from $911,253 for the nine month period ended March 31, 1997 to $1,655,664 in the same period in 1998. There was no provision for income taxes for the nine months ended March 31, 1997, as the Company still had net operating losses from its start-up period for income tax purposes. As a result, net income for the nine-month period ended March 31, 1998 increased slightly to $1,008,964 as compared to a net income of $911,253 for the same period in 1997.

      Interest income increased by $3,896,720 from $6,823,602 for the nine month period ended March 31, 1997 to $10,720,322 for the nine month period ended March 31, 1998. The 57.11% rise in interest income was primarily attributable to greater average outstanding balances in interest earning assets.

           Interest expense increased by $2,342,676 from $3,535,990 for the nine month period ended March 31, 1997 to $5,878,666 for the nine month period ended March 31, 1998. The 66.25% increase in interest expense was again primarily attributable to greater average outstanding balances in interest bearing liabilities.

      The Company had an allowance for estimated losses on loans of approximately 1.5% of total loans at March 31, 1998 and 1997. The provision for loan losses increased by $226,758 from $526,500 for the nine month period ended March 31, 1997 to $753,258 for the nine month period ended March 31, 1998. The 43.07% increase in the provision was made as a result of the increase in the total loan portfolio during this quarter. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is, in part, dependent upon the ability to maintain that quality. The Company intends to continue to closely monitor the loan portfolio and currently does not anticipate any material losses.

      Other income increased by $1,020,947 from $1,907,768 for the nine month period ended March 31, 1997 to $2,928,715 for the nine month period ended March 31, 1998. Other income at March 31, 1998 and 1997 consisted of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, the gain on a sale of an investment security and other miscellaneous fees. The increase was primarily due to an increase in assets being managed by the trust department of the Bank, much of which resulted from the addition of new clients, and the expansion of the residential real estate department of the Bank.

      The main components of other expenses were primarily salaries and benefits, occupancy and equipment expenses, professional and data processing fees, and advertising and marketing expenses, for both periods. Other expenses for the nine months ended March 31, 1998 were $5,361,449 as compared to $3,757,627 for the same period in 1997.

      From March 31, 1997 to March 31, 1998, salaries and benefits experienced the most significant increase of any noninterest expense component. For the nine months ended March 31, 1998, total salaries and benefits increased to $3,109,580 or $1,105,220 over the March 31, 1997 total of $2,004,360. The change was primarily attributable to the addition of new employees, as well as to normal salary increases for existing employees.

      The provision for income taxes was $646,700 for the nine-month period ended March 31, 1998 compared to no provision for the nine-month period ended March 31, 1997. There was no provision for the nine-month period ended March 31, 1997, as the Company had net operating losses for income tax purposes.

OTHER DEVELOPMENTS

      Construction of the Davenport full service banking facility was completed in July, 1996 to provide for the convenience of customers and to expand the Bank's market territory. The two-story building is in two segments that are separated by an atrium. The Bank owns the south half of the building, while the developer owns the northern portion. The Bank occupies its first floor and utilizes the basement for the operations and item processing department, as well as storage. The second floor is leased to two law firms. In addition, the residential real estate department of the Bank began leasing approximately 2,500 square feet in the attached building across the first floor atrium in January, 1998.

      Renovation of a third full service banking facility was completed at the historic Velie Plantation Mansion located near the intersection of 7th Street and John Deere Road in Moline near the Rock Island/Moline border. The developer owns the building and both the Bank and Bancard are major tenants. Bancard relocated its operations to the lower level of the 30,000 square foot building in December, 1997. The Bank began its operations on the first floor of the building on February 17, 1998. The Bank is leasing the entire first floor of the building, and is subleasing approximately 3,500 square feet to a nonrelated entity for the first twenty-four months of the lease contract.

YEAR 2000 COMPLIANCE

      The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 problem is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulator which will, among other things, require the institution to promptly develop and submit an acceptable plan for becoming Year 2000 compliant and to provide periodic reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program.

      The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendor and purchased software which is run on in-house computer networks. During 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. In the first quarter of 1998, the Company has contacted each vendor, and required those vendors to represent that their products provided are or will be year 2000 compliant. It is recognized that any Year 2000 compliance failures could result in additional expense to the Company, however the Company has not identified any situations at this time that will require material cost expenditures to become fully compliant. An unknown element at this time is the impact of the Year 2000 on the Company's borrowing customers and their ability to repay. The Company has initiated a program to communicate with key bank commercial customers to ensure they are properly prepared for the Year 2000 and will not suffer serious adverse consequences.

NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board has issued SFAS No. 130 "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to disclose a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company will be required to disclose comprehensive income. Currently, the Company's comprehensive income would include net income and the change in unrealized gains (losses) on securities available for sale, net.

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

      The Financial Accounting Standards Board has issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. This Statement standardizes employers' disclosures about pensions and other postretirement benefit plans, requires certain additional information, and eliminates other existing disclosures. It does not change the measurement or recognition of these benefit plans. Management believes that adoption of this Statement will not have a material effect on the consolidated financial statements.

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


                                QUAD CITY HOLDINGS, INC.
                                     (Registrant)


                                    By:    /s/ Douglas M. Hultquist
                                           -------------------------------------
                                           Douglas M. Hultquist, President





Date   May 13, 1998                        /s/ Michael A. Bauer
                                           -------------------------------------
                                           Michael A. Bauer, Chairman




Date   May 13, 1998                        /s/ Douglas M. Hultquist
                                           -------------------------------------
                                           Douglas M. Hultquist, President
                                             Principal Executive, Financial and
                                             Accounting Officer