Form 10KSB
period 1998-06-30
QUAD CITY HOLDINGS INC
filed 1998-09-28
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[ x ] Annual report under Section 13 or 15(d) of the  Securities  Exchange
      Act of 1934 For the fiscal year ended June 30, 1998

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934
      For the transition period from                  to
                                     -----------------  ------------------------

                         Commission file number: 0-22208

                            QUAD CITY HOLDINGS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


          Delaware                                        42-1397595
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

3551 Seventh Street, Suite 100, Moline, Illinois              61265
------------------------------------------------            ----------
    (Address of Principal Executive Offices)                (Zip Code)

                                 (309) 736-3580
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None.

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, $1 Par Value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for past 90 days.
Yes [ x ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

State issuer's revenues for its most recent fiscal year: $21,224,984.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 25, 1998 was approximately $41,500,000. As of August 25, 1998, the Issuer had 1,520,474 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:
Part III of Form 10-KSB - Proxy statement for annual meeting of stockholders to be held in 1998.

Transitional Small Business Disclosure Format (check one): Yes [   ]    No [ x ]

Part I

Item 1.  Description of the Business

         Quad City Holdings, Inc. (the "Company") was formed in February of 1993 under the laws of the state of Delaware for the purpose of becoming the bank holding company of Quad City Bank and Trust Company (the "Bank").

         The Bank was capitalized on October 13, 1993 and commenced operations on January 7, 1994. The Bank is organized as an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full-service commercial and consumer banking, and trust and asset management services in the Quad City area through its offices located in Bettendorf and Davenport, Iowa and in Moline, Illinois.

         Quad City Bancard, Inc. ("Bancard") was capitalized on April 3, 1995, as a Delaware corporation that provides merchant credit card processing services. This operation had previously been a division of the Bank since July 1994. Bancard has contracted with an independent sales organization ("ISO") that markets credit card services to merchants throughout the country. The contract with the current ISO expires in June of 1999. Currently, nearly 12,500 merchants process transactions with Bancard.

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

         The Company's principal business consists of attracting deposits from the public and investing those deposits in loans and securities. The deposits of the Bank are insured to the maximum amount allowable by the FDIC. The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits and borrowings. The Company's operating results are affected by merchant credit card fees, trust fees, deposit service charge fees, fees from the sales of residential real estate loans and other income. Operating expenses of the Company include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses and other administrative expenses. The Company's operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

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

         The Company, the Bank and Bancard have a June 30th fiscal year end and employ 119 individuals. No one customer accounts for more than 10% of revenues, loans or deposits.

         See Appendix B for the tables and schedules that show selected comparative statistical information required pursuant to the industry guides promulgated under the Securities Act of 1933 and 1934, relating to the business of the Company.

Item 2.  Description of Property

         The main office of the Bank is in a 6,700 square foot facility, which was completed in January of 1994. In March of 1994, the Bank acquired that facility, which is located at 2118 Middle Road in Bettendorf.

         Construction of a second full service banking facility was completed in July of 1996 to provide for the convenience of customers and to expand its market territory. The Bank also owns its portion of that facility which is located at 4500 Brady Street in Davenport. The two-story building is in two segments that are separated by an atrium. The Bank owns the south half of the building, while the northern portion is owned by the developer. Each floor is 6,000 square feet. The Bank occupies its first floor and utilizes the basement for operational functions, item processing and storage. The entire second floor has been leased to two professional services firms. In addition, the residential real estate department of the Bank leases approximately 2,500 square feet on the first floor in the north half of the building.

         Renovation of a third full service banking facility was completed in February of 1998 at the historic Velie Plantation Mansion, 3551 Seventh Street, located near the intersection of 7th Street and John Deere Road in Moline near the Rock Island/Moline border. The building is owned by a third party limited liability company and the Bank and Bancard are its major tenants. Pending regulatory approval, the Company intends to purchase a 20% interest in the company that owns the building. Bancard relocated its operations to the lower level of the 30,000 square foot building in late 1997. The Bank began its operations and the Company relocated its corporate headquarters to the first floor of the building on February 17, 1998. The business office of a medical clinic is sub-leasing approximately 3,500 square feet on the first floor.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to the stockholders of the Company for a vote during the fourth quarter of the fiscal year ended June 30, 1998.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's common stock has been traded on The Nasdaq SmallCap Market since October 6, 1993. High and low sales prices, as reported on Nasdaq, for each quarterly period during the two fiscal years ended June 30, 1998 and 1997 were as follows:

                                  Fiscal 1998         Fiscal 1997
                                  sales price         sales price
                               -----------------   -----------------
                                 High      Low       High      Low
                               -----------------   -----------------

First quarter ..........       $22.125   $20.250   $13.750   $12.750
Second quarter .........        29.000    21.250    15.250    13.000
Third quarter ..........        38.750    25.875    17.000    14.000
Fourth quarter .........        33.000    29.000    21.000    16.000


         No cash dividends were declared during the past fiscal year. The board of directors of the Company has approved a 3 for 2 stock split in the form of a dividend, which is scheduled to occur in the second fiscal quarter of 1998. At June 30, 1998, there were estimated to be approximately 2,500 holders of record of the Company's common stock.

         The Company expects that all earnings will be retained to finance the growth of the Company, the Bank and Bancard, and that no cash dividends will be paid in the near future. If and when dividends are declared, the Company will probably be largely dependent upon dividends from the Bank and Bancard for funds to pay dividends on the common stock.

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

Item 6.  Management's Discussion and Analysis

         Results of Operations

         Net income for the year ended June 30, 1998 was $2,393,272, compared to $1,219,336 for the year ended June 30, 1997, for an increase of 96%. Results improved primarily because of a $1,965,185 increase in net interest income after provision for loan losses, and a $3,340,663 increase in other income, of which $2,168,000 related to a one-time gain on the restructuring of a merchant broker agreement. It is not expected that the gain will reoccur in future years. These increases were offset by a $2,619,012 increase in other expenses due primarily to the increased number of employees and higher operating costs related to the increased volume of business, as well as an increase in income taxes of $1,512,900.

         Interest income increased to $15,076,567 in fiscal 1998 from $9,705,644 in fiscal 1997, a rise of $5,370,923. The 55% rise was primarily due to greater average outstanding balances in interest bearing assets. Interest income is comprised primarily of interest income on loans (including loan fees), securities, federal funds sold and the Company's own deposits maintained at other financial institutions. Interest income should continue to grow as the loan portfolio and other assets increase, and would also increase as a result of a rise in interest rates.

         Interest expense increased to $8,342,021 in fiscal 1998 from $4,993,868 in fiscal 1997, an increase of $3,348,153, or 67%, and represented interest paid primarily to depositors, as well as interest paid on Federal Home Loan Bank advances and federal funds purchased. The increase in interest expense was again primarily due to greater average outstanding balances in interest bearing liabilities. Interest expense will continue to increase as deposits and Federal Home Loan Bank advances and other borrowings grow and would also increase as a result of a rise in interest rates.

         Net interest income for the years ended June 30, 1998 and June 30, 1997 amounted to $6,734,546 and $4,711,776, respectively, and represented the difference between interest income earned on earning assets and interest expense paid on interest bearing liabilities.

         The provision for loan losses is established based on factors such as the local and national economy and the risk associated with the loans in the portfolio. The Company's provision for loan losses was $901,976 for the year ended June 30, 1998, compared to $844,391 for the year ended June 30, 1997. The $57,585, or 7%, increase in the provision for loan losses was primarily in response to greater growth in the loan portfolio during fiscal 1998.

         Noninterest income increased by $3,340,663, or 119%, to $6,148,417 in fiscal 1998 from $2,807,754 in fiscal 1997.

         In June 1998, the Company recognized $2,168,000 of income as a result of signing a new merchant broker agreement with its current ISO. The term of the new agreement is for a one-year period, and replaced a prior agreement that had an expiration date in the year 2002. In consideration for reducing the term from four years to one year, the Company received total compensation of $2,900,000. The remaining $732,000 will be recognized in income during the fiscal year ending June 30, 1999. Additionally, the Company will receive a monthly fee of $25,000 for servicing the current merchants during the remaining twelve months of the agreement. In future years, if an agreement with another ISO is not established, there could be a significant reduction in income. It is the Company's intent, however, to actively pursue relationships with one or more ISOs.

         Income generated from merchant credit card fees, net of processing costs, decreased $136,154, or 9%, in fiscal 1998 to $1,395,574 from $1,531,728 in fiscal 1997. During the year, Bancard began a process of restructuring its merchant portfolio to focus on smaller merchants. This was done to allow Bancard to operate with less risk, although as a result, it experienced reduced fees.

         Another component of noninterest income is gains on sales of loans, which totaled $713,121 and $44,441 in fiscal 1998 and 1997, respectively. The $668,680 increase experienced in fiscal 1998 reflected the increased volume of loans originated for sale by the Bank to be sold on the secondary market.

         Trust income increased by 55% to $1,138,502 in fiscal 1998 from $736,461 in fiscal 1997. The $402,041 increase reflected the development of new trust relationships and increased trust account balances, as well as a strong stock and bond market.

         Other income increased $161,742 in fiscal 1998 to $433,765 from $272,023 in fiscal 1997. The 59% increase was primarily due to the fees generated by the receipt of lease income on the second floor of the Davenport building, the growth in the commission income generated by the investment center and fees generated by the item processing department. Management has placed increased importance on enhancing noninterest income and established a profitability steering committee in December of 1997.

         Noninterest expenses consisted primarily of salaries and employee benefits; occupancy and equipment expenses; other expense, including trust related expenses and bank service charges; and professional fees, including data processing fees. Concurrent with the Company's growth, noninterest expenses increased to $7,909,815 in fiscal 1998 from $5,290,803 in fiscal 1997. The $2,619,012, or 50%, increase was primarily due to higher overhead expenses on the increased volume of business attained during fiscal 1998.

         Management will continue to attempt to contain overhead costs while maintaining optimal service levels and productivity.

         In fiscal 1998, salaries and employee benefits experienced the most significant dollar increase of any noninterest expense component. For the twelve months ended June 30, 1998, total salaries and benefits increased to $4,571,126 or $1,636,368 over the June 30, 1997 total of $2,934,758. The change was primarily attributable to the increase in the staff for the new Moline location, as well as merit and cost of living raises.

         In fiscal 1998, advertising and marketing expense experienced the largest single percentage increase within the noninterest expense category. For the twelve months ended June 30, 1998, total advertising and marketing expense increased to $238,160 or $112,099 over the June 30, 1997 total of $126,061. The change was primarily attributable to the promotional and marketing efforts of the Company's expansion to the new Moline Velie Plantation location.

         In fiscal 1998, provision for merchant credit card losses decreased to $105,910 or $70,566 from the June 30, 1997 amount of $176,476. As mentioned above, the decrease was primarily due to Bancard restructuring its merchant portfolio to focus on smaller merchants with less corresponding risk, and as a result experienced reduced losses.

         The Company's federal and state income tax expense totaled $1,677,900 and $165,000 in fiscal 1998 and 1997, respectively. The $1,512,900 increase was the result of higher income before income taxes. Additionally, during the year ended June 30, 1997, the Company was able to reduce its income tax expense in the first three fiscal quarters due to pre-opening and initial loss carryforwards, therefore it was only during the fiscal fourth quarter of 1997 that income tax expense was recorded.

         Financial Condition and Liquidity

         Total assets of the Company grew by $81,772,238, or 49%, to $250,150,989 at June 30, 1998 from $168,378,751 at June 30, 1997. The largest increase in the Company's financial condition was in deposits received from customers. This was a result of an aggressive program to increase the Company's liquidity through higher deposit pricing, increased marketing efforts and the hiring of new personnel to staff a business development department. The deposits were invested primarily into the loan portfolio.

         Cash and due from banks increased by $4,687,350, or 67%, to $11,640,813 at June 30, 1998 from $6,953,463 at June 30, 1997 and represented cash maintained at the Bank and funds that the Bank and the Company had deposited in other banks in the form of demand deposits.

         Federal funds sold are inter-bank funds with daily liquidity. At June 30, 1998, the Company had invested $22,960,000 in such funds, an increase of $13,770,000, or 150%, from $9,190,000 at June 30, 1997. The increase was attributable to the Company's increased liquidity at the end of the fiscal year. The Company made the decision to increase its liquidity position in order to meet anticipated loan demand and large deposit maturities.

         Portions of the investment securities of the Bank are purchased with the intent to hold the securities until they mature. These held to maturity securities were recorded at amortized cost at both June 30, 1998 and June 30, 1997. At June 30, 1998, mortgage-backed securities, municipal securities and other bonds made up the $2,380,309 balance. This was a decrease of $533,820, or 18%, from June 30, 1997, when mortgage-backed securities and municipal securities made up the $2,914,129 balance. Market values at June 30, 1998 and June 30, 1997 were $2,363,698 and $2,888,062, respectively.

         All of the Company's and a portion of the Bank's securities are placed in the available for sale category as the securities may be liquidated to provide cash for operating or financing purposes. These securities were reported at fair value and increased by $3,340,616, or 12%, to $32,238,245 at June 30, 1998 from $28,897,629 at June 30, 1997. The amortized cost of such securities at June 30, 1998 and June 30, 1997 was $32,221,115 and $28,986,270, respectively.

         The amortized cost and the weighted average yields for the categories of securities are summarized below.

                                              1998                  1997
                                    --------------------  ----------------------
                                     Amortized   Average   Amortized    Average
                                        Cost      Yield       Cost       Yield
                                    --------------------  ----------------------
Securities held to maturity:
     Mortgage-backed securities .   $ 1,506,569    6.18%  $ 2,317,513     6.21%
     Municipal securities .......       848,740    5.94       596,616     6.82
     Other bonds ................        25,000    5.56             0      N/A
                                    -----------           -----------
          Totals ................   $ 2,380,309           $ 2,914,129
                                    ===========           ===========
Securities available for sale:
     U.S. treasury securities ...   $17,007,239    5.46%  $14,496,366     5.74%
     U.S. agency securities .....    11,247,822    6.17     9,742,495     6.50
     Mortgage-backed securities .     1,847,496    6.31     2,357,376     6.31
     Municipal securities .......       397,752    6.31             0      N/A
     Taxable municipal securities       220,000    6.56             0      N/A
     Other securities ...........     1,500,806  Variable   2,390,033   Variable
                                    -----------           -----------
          Totals ................   $32,221,115           $28,986,270
                                    ===========           ===========

         Loans receivable increased by $54,609,707, or 50%, to $162,975,136 at June 30, 1998 from $108,365,429 at June 30, 1997. The totals represented loans made by the Bank and loan participations the Company had purchased from the Bank on loans that exceeded the Bank's legal lending limit. As of June 30, 1998, the Bank's legal lending limit was $3,056,035. The majority of residential real estate loans originated by the Bank were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. During the fiscal year ended June 30, 1998, the Bank originated $93,625,898 of loans and received repayments of $42,742,611.

         The Company's allowance for estimated losses on loans was $2,349,838 at June 30, 1998 or 1.44% of total loans, compared to $1,632,500 or 1.51% at June 30, 1997. Although management believes that the allowance for estimated losses on loans at June 30, 1998 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality.

         At June 30, 1998, past due loans of 30 days or more amounted to $2,259,936. At June 30, 1997, past due loans of 30 days or more amounted to $928,937. The Company anticipated an increase in the dollar amount of this category in fiscal 1998 from the prior years. At June 30, 1997 and in prior years, much of the loan portfolio had been on the books for a relatively short time, thus an increase in past due loans was likely as the portfolio matured. Past due loans as a percentage of gross loans receivable at June 30, 1998 increased to 1.4% from 0.9% at June 30, 1997. The Company intends to continue to closely monitor these loans and does not anticipate any material losses.

         The Company experienced loan charge-offs of $205,234 during fiscal 1998 compared to $64,913 during fiscal 1997. Approximately 70% of the charge-offs during fiscal 1998 were consumer loans, with the remainder consisting of commercial loans. Approximately 60% of the charge-offs during fiscal 1997 were consumer loans, and the remainder were commercial loans. At June 30, 1997 and in prior years, much of the loan portfolio had been on the books for a relatively short time, thus an increase in loan charge-offs was likely as the portfolio matured. Loans charged off as a percentage of gross loans receivable at June 30, 1998 increased to 0.13% from 0.06% at June 30, 1997.

         Premises and equipment increased by $2,411,579, or 46%, to $7,660,268 at June 30, 1998 from $5,248,689 at June 30, 1997. The increase resulted primarily from the purchase of additional furniture, fixtures and equipment for the Bank and Bancard, and leasehold improvement costs for the new Moline banking location, offset by depreciation expense. Additional information regarding the composition of this account and related accumulated depreciation is described in footnote 4 to the consolidated financial statements.

         Accrued interest receivable on loans, securities and interest-bearing cash accounts increased to $1,773,223, or 29%, at June 30, 1998 from $1,374,307 at June 30, 1997. The increase was primarily due to greater average outstanding balances in interest bearing assets.

         Other assets at June 30, 1998 and June 30, 1997 consisted primarily of miscellaneous receivables, prepaid expenses and accrued trust department income, and totaled $2,506,710 and $1,708,481, respectively. The $798,229, or 47%, increase was attributable to the increased volume of business and the related prepaid expenses associated with the growth at the Bank.

         Deposits grew to  $197,383,964  at June 30, 1998 from  $135,960,195  at
         June 30,1997, for an increase of $61,423,769, or 45%. The increase consisted of a $4,502,102 increase in noninterest bearing accounts and a $56,921,667 increase in interest bearing accounts. This was a result of an aggressive program through pricing of deposits, increased marketing efforts and the hiring of new personnel to staff a business development department.

         Federal Home Loan Bank ("FHLB") advances increased to $24,667,174 at June 30, 1998 from $10,777,712 at June 30, 1997, for an increase of $13,889,462, or 129%. The Bank is a member of the FHLB of Des Moines. As of June 30, 1998, the Bank held $1,234,600 of FHLB stock. As a result of its membership in the FHLB, the Bank has the ability to borrow funds for short- or long-term purposes under a variety of programs. The increase was primarily attributable to the fact that the use of the advances enabled the bank to hedge against potential rising interest rates.

         Other borrowings were $1,500,000 at both June 30, 1998 and 1997. Other borrowings consist of the amount outstanding on a $4,500,000 revolving credit note with a third party lender, which is secured by all the outstanding stock of the Bank. The borrowed funds were utilized to provide additional capital to the Bank to maintain the required 8% leverage ratio.

         Other liabilities decreased slightly to $5,497,633 at June 30, 1998 from $5,527,618 at June 30, 1997 for a decrease of $29,985. Other liabilities consisted primarily of accrued interest payable on deposit accounts, accrued expenses and accounts payable.

         Stockholders' equity increased by $4,488,992, or 31%, to $19,102,218 at June 30, 1998 from $14,613,226 at June 30, 1997. The increase resulted from the combination of the net income for the 1998 fiscal year, the issuance of 15 shares of perpetual, nonvoting preferred stock, the exercise of warrants held by the private placement stockholders, the exercise of stock options, and the change in the unrealized gains on securities available for sale.

         In anticipation of continued asset growth, the Company has privately placed shares of its preferred stock with a limited number of institutional investors. Additional commitments evidenced by signed subscriptions totaled $4.0 million at June 30, 1998.

         Liquidity

         For banks, liquidity represents the ability to meet both withdrawals from deposits and the funding of loans. The assets that provide for liquidity are cash, federal funds sold, and short term loans and securities. Liquidity needs are influenced by economic conditions, interest rates and competition. Securities that are available for sale in the Company's portfolio can be readily converted to cash if necessary. Management believes that current liquidity levels are sufficient to meet foreseeable future demands. Net outflows used in operating activities were $4,379,153 for the year ended June 30, 1998 compared to providing cash of $4,662,006 for the year ended June 30, 1997. The decrease of cash flow during the year resulted primarily from an increase in loans originated for sale, but not yet sold at the end of the fiscal year. Net cash outflows from investing activities totaled $70,269,771 for the year ended June 30, 1998, compared to cash outflows of $55,342,269 for the year ended June 30, 1997. The net outflows of cash were largely associated with the growth in the loan portfolio. Net cash inflows from financing activities totaled $79,336,274 for the year ended June 30, 1998, compared to cash inflows of $51,018,319 for the year ended June 30, 1997. The components of the net cash inflows were primarily from the growth of deposit accounts as well as the increase in FHLB advances and other borrowings.

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

         Impact of New Accounting Standards

         The Financial Accounting Standards Board has issued the following statements: SFAS No. 130 "Reporting Comprehensive Income"; SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information"; SFAS No. 132 "Employer' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". All of these statements are discussed in footnote 1 to the consolidated financial statements.

         Year 2000 Compliance

         The Year 2000 issue is the result of computer programs using two-digits instead of four-digits to represent the year. These computer systems, if not renovated, will be unable to interpret dates past 1999, which could cause a system failure or other computer errors, leading to a disruption in operations. In 1997, the Company developed a five-phase program for Year 2000 compliance, as outlined by the Federal Financial Institutions Examination Council ("FFIEC") in a supervisory letter dated May 5, 1997. These phases are Awareness, Assessment, Renovation, Validation and Implementation.

         The Awareness phase is intended to define the problem and obtain executive level support for the resources necessary to perform compliance work. This phase was completed in the fall of 1997 with the formation of a Year 2000 Committee and the appointment of a Year 2000 Project Manager. The goal of the Assessment phase is to assess the size and complexity of the problem, including identifying all systems that will be affected by the Year 2000. Through the fall of 1997 and winter of 1998, the Committee identified any system that might be affected. This assessment included hardware, software, vendor services and computer-controlled devices such as alarms, elevators, and heating and cooling systems. Through correspondence with vendors, the Company has determined the Year 2000 status of these systems and has made determinations regarding replacement, upgrades, etc. In the Renovation phase, the goal is to undertake code enhancements, hardware and software upgrades, system replacements and vendor correspondence. The Company does not perform any of its own programming and is reliant on vendors to provide updates. The responses received have indicated that systems needing upgrades or replacements will be available for installation by December 31, 1998. The Company is working on developing contingency plans for any system that does not meet this deadline. The Validation phase will encompass the testing and verification of changes to systems and coordination with outside parties. The Company will be working with other users to test the core processing system starting in September 1998, in keeping with the timelines that the FFIEC has published. The Company expects to be finished testing all of its mission critical applications by March 31, 1999. By the Implementation phase, all systems should be certified as Year 2000 compliant and should be put into production. The Company expects this phase to be completed by June 30, 1999. Because there remain so many unknowns about the potential issues with the Year 2000, the Company is evaluating its disaster recovery plan and will be adding provisions for potential Year 2000 related disaster recovery situations.

         The Company believes it will incur approximately $200,000 in Year 2000 related costs, although this number could vary significantly based upon the results of testing and other factors. This estimate includes hardware and software upgrades in addition to human resources costs and consulting fees. At this time, the Company has not identified any situations that it anticipates will require material cost expenditures.

         The Company is also aware of the potential impact of the Year 2000 on the Bank's borrowing customers and their ability to repay. Loan officers have been in communication with key bank customers to raise awareness and evaluate their progress and will continue to do so to ensure they will not suffer serious adverse consequences.

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

Item 7.  Financial statements

QUAD CITY HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditor's Report...........................................

Consolidated Balance Sheets at June 30, 1998 and 1997..................

Consolidated Statements of Income for the years ended
  June 30, 1998, 1997 and 1996 ........................................

Consolidated Statements of Stockholders' Equity for the years ended
  June 30, 1998, 1997 and 1996 ........................................

Consolidated Statements of Cash Flows for the years ended June 30,
  1998, 1997 and 1996 .................................................

Notes to Consolidated Financial Statements.............................

                             MCGLADREY & PULLEN, LLP
                  Certified Public Accountants and Consultants


                          Independent Auditor's Report




To the Board of Directors
  and Stockholders
Quad City Holdings, Inc.
Moline, Illinois

We have audited the accompanying consolidated balance sheets of Quad City Holdings, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended June 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quad City Holdings, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years ended June 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.




/s/ MCGLADREY & PULLEN, LLP


Davenport, Iowa
August 7, 1998

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1998 and 1997

                                                                                   1998             1997
                                                                              ------------------------------
ASSETS
Cash and due from banks ...................................................   $  11,640,813    $   6,953,463
Federal funds sold ........................................................      22,960,000        9,190,000
Certificates of deposit at financial institutions .........................       8,366,123        5,359,124

Securities held to maturity, at amortized cost (Note 2) ...................       2,380,309        2,914,129
Securities available for sale, at fair value (Note 2) .....................      32,238,245       28,897,629
                                                                              ------------------------------
     Total securities .....................................................      34,618,554       31,811,758
                                                                              ------------------------------

Loans receivable (Note 3) .................................................     162,975,136      108,365,429
Less: Allowance for estimated losses on loans (Note 3) ....................      (2,349,838)      (1,632,500)
                                                                              ------------------------------
     Net loans receivable .................................................     160,625,298      106,732,929
                                                                              ------------------------------

Premises and equipment, net (Note 4) ......................................       7,660,268        5,248,689
Accrued interest receivable ...............................................       1,773,223        1,374,307
Other assets ..............................................................       2,506,710        1,708,481
                                                                              ------------------------------

        Total assets ......................................................   $ 250,150,989    $ 168,378,751
                                                                              ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing deposits ...........................................   $  26,605,138    $  22,103,036
   Interest-bearing deposits ..............................................     170,778,826      113,857,159
                                                                              ------------------------------
     Total deposits (Note 5) ..............................................     197,383,964      135,960,195
                                                                              ------------------------------

Federal funds purchased ...................................................       2,000,000                0
Federal Home Loan Bank advances (Note 6) ..................................      24,667,174       10,777,712
Other borrowings (Note 7) .................................................       1,500,000        1,500,000
Other liabilities .........................................................       5,497,633        5,527,618
                                                                              ------------------------------
        Total liabilities .................................................     231,048,771      153,765,525
                                                                              ------------------------------

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' EQUITY (Note 13)
Preferred stock, $1 par value; shares authorized 250,000; shares issued and              25               10
  outstanding 1998, 25; 1997, 10 (Note 12)
Common stock, $1 par value; shares authorized 2,500,000; shares issued and
  outstanding 1998, 1,510,374; 1997, 1,462,824 ............................       1,510,374        1,462,824
Additional paid-in capital ................................................      15,014,884       13,039,406
Retained earnings .........................................................       2,564,443          171,171
                                                                              ------------------------------
                                                                                 19,089,726       14,673,411
Unrealized gains (losses) on securities available for sale, net ...........          12,492          (60,185)
                                                                              ------------------------------
        Total stockholders' equity ........................................      19,102,218       14,613,226
                                                                              ------------------------------

        Total liabilities and stockholders' equity ........................   $ 250,150,989    $ 168,378,751
                                                                              ==============================

See Notes to Consolidated Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    Years Ended June 30, 1998, 1997 and 1996

                                                                       1998          1997           1996
                                                                   ---------------------------------------
Interest income:
     Interest and fees on loans ................................   $12,083,990   $ 6,905,590   $ 3,918,817
     Interest and dividends on securities ......................     1,905,668     2,139,263     1,868,976
     Interest on federal funds sold ............................       645,929       286,264       382,226
     Other interest ............................................       440,980       374,527       359,409
                                                                   ---------------------------------------
          Total interest income ................................    15,076,567     9,705,644     6,529,428
                                                                   ---------------------------------------

Interest expense:
      Interest on deposits .....................................     6,971,153     4,358,476     3,349,548
      Interest on borrowings ...................................     1,370,868       635,392       136,832
                                                                   ---------------------------------------
          Total interest expense ...............................     8,342,021     4,993,868     3,486,380
                                                                   ---------------------------------------

          Net interest income ..................................     6,734,546     4,711,776     3,043,048

 Provision for loan losses (Note 3) ............................       901,976       844,391       500,397
                                                                   ---------------------------------------
          Net interest income after provision for loan losses ..     5,832,570     3,867,385     2,542,651
                                                                   ---------------------------------------

Noninterest income:
     Merchant credit card fees, net of processing costs ........     1,395,574     1,531,728     1,007,830
     Trust department fees .....................................     1,138,502       736,461       355,360
     Deposit service fees ......................................       290,721       201,163       147,678
     Gains on sales of loans, net ..............................       713,121        44,441        54,039
     Investment securities gains, net ..........................         8,734        21,938        22,272
     Gain on restructuring of merchant broker agreement (Note 8)     2,168,000             0             0
     Other .....................................................       433,765       272,023       129,147
                                                                   ---------------------------------------
          Total noninterest income .............................     6,148,417     2,807,754     1,716,326
                                                                   ---------------------------------------

Noninterest expenses:
     Salaries and employee benefits ............................     4,571,126     2,934,758     1,973,682
     Professional and data processing fees .....................       504,344       437,259       282,640
     Advertising and marketing .................................       238,160       126,061       189,761
     Occupancy and equipment expense ...........................     1,045,349       654,010       289,230
     Stationery and supplies ...................................       219,523       191,682       100,672
     Provision for merchant credit card losses .................       105,910       176,476       126,805
     Postage and telephone .....................................       231,049       168,890       117,741
     Other .....................................................       994,354       601,667       495,858
                                                                   ---------------------------------------
          Total noninterest expenses ...........................     7,909,815     5,290,803     3,576,389
                                                                   ---------------------------------------

Income before income taxes .....................................     4,071,172     1,384,336       682,588
Federal and state income taxes (Note 9) ........................     1,677,900       165,000             0
                                                                   ---------------------------------------
          Net income ...........................................   $ 2,393,272   $ 1,219,336   $   682,588
                                                                   =======================================

Earnings per common share (Note 14):
          Basic ................................................   $      1.63   $      0.85   $      0.47
          Diluted ..............................................   $      1.53   $      0.81   $      0.47
          Weighted average common shares outstanding ...........     1,464,198     1,441,660     1,437,824
          Weighted average common and common equivalent
                shares outstanding .............................     1,569,288     1,500,245     1,455,593

See Notes to Consolidated Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years Ended June 30, 1998, 1997 and 1996

                                                                                               Unrealized
                                                                                                 Gains
                                                                                              (Losses) on
                                                                                               Securities
                                                                  Additional     Retained      Available
                                         Preferred     Common       Paid-In      Earnings      For Sale,
                                           Stock       Stock        Capital      (Deficit)        Net          Total
                                         ------------------------------------------------------------------------------
Balance, June 30, 1995 ...............   $      0    $1,437,824   $11,764,416   $(1,730,753)   $ 118,253    $11,589,740
Change in unrealized (losses) on
   securities available for sale, net           0             0             0             0     (603,722)      (603,722)
Net income ...........................          0             0             0       682,588            0        682,588
                                         ------------------------------------------------------------------------------
Balance, June 30, 1996 ...............   $      0     1,437,824    11,764,416   $(1,048,165)   $(485,469)   $11,668,606
Proceeds from sale of 10
   shares of preferred stock .........         10             0       999,990             0            0      1,000,000
Proceeds from issuance of 25,000
   shares of common stock as
   a result of warrants exercised ....          0        25,000       275,000             0            0        300,000
Change in unrealized gains on
   securities available for sale, net           0             0             0             0      425,284        425,284
Net income ...........................          0             0             0     1,219,336            0      1,219,336
                                         ------------------------------------------------------------------------------
Balance, June 30, 1997 ...............   $     10     1,462,824    13,039,406   $   171,171    $ (60,185)   $14,613,226
Proceeds from sale of 15
   shares of preferred stock .........         15             0     1,499,985             0            0      1,500,000
Proceeds from issuance of 47,550
   shares of common stock as
   a result of warrants and stock ....          0        47,550       475,493             0            0        523,043
   options exercised
Change in unrealized gains (losses) on
   securities available for sale, net           0             0             0             0       72,677         72,677
Net income ...........................          0             0             0     2,393,272            0      2,393,272
                                         ------------------------------------------------------------------------------
Balance, June 30, 1998 ...............   $     25    $1,510,374    15,014,884   $ 2,564,443    $  12,492    $19,102,218
                                         ==============================================================================

See Notes to Consolidated Financial Statements

                   QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended June 30, 1998, 1997 and 1996

                                                              1998             1997           1996
                                                          -------------------------------------------
Cash Flows From Operating Activities
  Net income                                              $ 2,393,272      $ 1,219,336    $   682,588
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                              422,357          334,409        143,173
    Provision for loan losses                                 901,976          844,391        500,397
    Provision for merchant credit card losses                 105,910          176,476        126,805
    Amortization of premiums (accretion of discounts)
      on securities, net                                      (16,742)             899        (16,920)
    Federal Home Loan Bank stock dividends                          0                0         (3,000)
    Investment securities gains, net                           (8,734)         (21,938)       (22,272)
    Loans orginated for sale                              (57,206,140)      (6,851,715)    (6,371,085)
    Proceeds on sales of loans                             54,008,203        6,040,971      6,425,124
    Net gains on sales of loans                              (713,121)         (44,441)       (54,039)
    Gain on restructuring of merchant broker agreement     (2,168,000)               0              0
    Increase in accrued interest receivable                  (398,916)        (253,039)      (435,388)
    Increase in other assets                                 (826,685)        (847,702)      (397,684)
    Increase (decrease) in other liabilities                 (872,533)       4,064,359        258,394
                                                          -------------------------------------------
          Net cash provided by (used in) operating
            activities                                     (4,379,153)       4,662,006        836,093
                                                          -------------------------------------------
Cash Flows from Investing Activities:
  Net (increase) decrease in federal funds sold           (13,770,000)      (6,462,000)    10,222,000
  Net (increase) decrease in certificates of deposit at
    financial institutions                                 (3,006,999)         112,888     (1,489,154)
  Purchase of securities available for sale               (16,444,294)      (5,926,816)   (18,947,247)
  Purchase of securities held to maturity                    (276,398)               0     (2,873,782)
  Proceeds from calls and maturities of securities          9,500,000        2,250,000      4,000,000
  Proceeds from paydowns on securities                      4,531,123        1,250,667      4,483,584
  Proceeds from sales of securities available for sale         14,020        5,249,967      4,637,700
  Proceeds from restructuring of merchant broker
    agreement                                               2,900,000                0              0
  Net loans originated                                    (50,883,287)     (50,764,915)   (25,422,515)
  Purchase of premises and equipment                       (2,833,936)      (1,052,060)    (2,872,372)
                                                          -------------------------------------------
          Net cash used in investing activities           (70,269,771)     (55,342,269)   (28,261,786)
                                                          -------------------------------------------
Cash Flows from Financing Activities
  Net increase in deposits accounts                        61,423,769       43,042,077      31,820,432
  Net increase (decrease) in federal funds purchased        2,000,000       (1,190,000)     (6,021,072)
  Proceeds from Federal Home Loan Bank advances            25,955,000       11,961,000       7,270,000
  Payments on Federal Home Loan Bank advances             (12,065,538)      (4,594,758)     (3,858,530)
  Net increase in other borrowings                                  0          500,000       1,000,000
  Proceeds from issuance of preferred stock                 1,500,000        1,000,000               0
  Proceeds from issuance of common stock                      523,043          300,000               0
                                                          --------------------------------------------
          Net cash provided by financing activities        79,336,274       51,018,319      30,210,830
                                                          --------------------------------------------
          Net increase in cash and due from banks           4,687,350          338,056       2,785,137
Cash and due from banks, beginning                          6,953,463        6,615,407       3,830,270
                                                          --------------------------------------------
Cash and due from banks, ending                           $11,640,813      $ 6,953,463     $ 6,615,407
                                                          ============================================
Supplemental Disclosure of Cash Flow Information,
  cash payments for:
  Interest                                                $ 7,769,512      $ 4,861,558     $ 3,384,353
                                                          ============================================
  Income/franchise taxes                                  $ 1,974,000      $   249,000     $    18,500
                                                          ============================================
Supplemental Schedule of Noncash Investing Activities:
  Change in unrealized gains (losses) on securities
    available for sale, net                               $   72,677       $   425,284     $  (603,722)
                                                          ============================================
  Investment securities transferred from held to
    maturity portfolio to available for sale
    portfolio, at fair value                              $        0       $         0     $ 8,004,543
                                                          ============================================

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

Quad City Holdings, Inc. (the "Company") is a bank holding company providing bank and bank related services through its subsidiaries, Quad City Bank and Trust Company (the "Bank") and Quad City Bancard, Inc. ("Bancard"). The Bank is a commercial bank that serves the Quad Cities area, is chartered and regulated by the state of Iowa, is insured and subject to regulation by the Federal Deposit Insurance Corporation and is a member of and regulated by the Federal Reserve System. Bancard is an entity formed in April 1995 to conduct the Company's merchant credit card operation and is regulated by the Federal Reserve System. This activity was previously conducted by the Bank.

Significant accounting policies:

Accounting estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for estimated losses on loans is inherently subjective as it requires material estimates that are susceptible to significant change.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Presentation of cash flows:

For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks. Cash flows from certificates of deposits at financial institutions, loans, deposits, other borrowings and federal funds purchased and sold are treated as net increases or decreases.

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

Pursuant to a Financial Accounting Standards Board ("FASB") Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," the Company transferred at fair value $8,004,543 of investment securities from held to maturity to available for sale in December 1995.

Loans held for sale:

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.

Loans and allowance for estimated losses on loans:

Loans are stated at the amount of unpaid principal, reduced by an allowance for estimated losses on loans. The allowance for estimated losses on loans is maintained at the level considered adequate by management of the Company and the Bank to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to expense and reduced by net charge-offs. In determining the adequacy of the allowance, the Company and the Bank make continuous evaluations of the loan portfolio and related off-balance sheet commitments, and consider current economic conditions and other factors that may effect a borrower's ability to repay.

In accordance with FASB Statement No. 114 "Accounting by Creditors for Impairment of a Loan," loans are considered impaired when, based on current information and events, it is probable the Company and the Bank will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to an impaired loan is computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The Company and the Bank recognize interest income on impaired loans on a cash basis.

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

Deferred income taxes are provided under the liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Trust assets:

Trust assets held by the Bank in a fiduciary, agency or custody capacity for its customers, other than cash on deposit at the Bank, are not included in the accompanying consolidated financial statements since such items are not assets of the Bank.

Earnings per common share:

Basic earnings per share are computed by dividing net income by the weighted average number of common stock shares outstanding for the respective period. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. Prior year per share data has been restated to comply with FASB Statement No. 128 "Earnings Per Share". (See footnote 14 )

Current accounting developments:

The FASB has issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to disclose a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company will be required to disclose comprehensive income. Currently, the Company's comprehensive income would include net income and the change in unrealized gains (losses) on securities available for sale, net.

The FASB has issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that adoption of this Statement will not have a material effect on the consolidated financial statements.

The FASB has issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. This Statement standardizes employers' disclosures about pensions and other postretirement benefit plans, requires certain additional information, and eliminates other existing disclosures. It does not change the measurement or recognition of these benefit plans. Management believes that adoption of this Statement will not have a material effect on the consolidated financial statements.

The FASB has issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Management believes that adoption of this Statement will not have a material effect on the consolidated financial statements.


Note 2. Investment Securities

The amortized cost and fair value of investment securities at June 30, 1998 and 1997 are summarized as follows:

                                                 Gross         Gross
                                  Amortized    Unrealized    Unrealized        Fair
                                     Cost        Gains        (Losses)         Value
                                 ------------------------------------------------------
                                                    June 30, 1998
                                 ------------------------------------------------------
Securities held to maturity:
Mortgage-backed securities ...   $ 1,506,569   $         0   $    (5,534)   $ 1,501,035
Municipal securities .........       848,740         1,704       (13,557)       836,887
Other bonds ..................        25,000           776             0         25,776
                                 ------------------------------------------------------
    Totals ...................   $ 2,380,309   $     2,480   $   (19,091)   $ 2,363,698
                                 ======================================================

Securities available for sale:
U.S. treasury securities .....   $17,007,239   $    54,811   $    (3,867)   $17,058,183
U.S. agency securities .......    11,247,822         4,020       (31,050)    11,220,792
Mortgage-backed securities ...     1,847,496         1,265          (346)     1,848,415
Municipal securities .........       617,752             0       (11,193)       606,559
Other securities .............     1,500,806         6,733        (3,243)     1,504,296
                                 ------------------------------------------------------
    Totals ...................   $32,221,115   $    66,829   $   (49,699)   $32,238,245
                                 ======================================================

                                                Gross         Gross
                                  Amortized    Unrealized    Unrealized        Fair
                                     Cost        Gains        (Losses)         Value
                                 ------------------------------------------------------
                                                      June 30, 1997
                                 ------------------------------------------------------
Securities held to maturity:
Mortgage-backed securities ...   $ 2,317,513   $       673   $   (15,871)   $ 2,302,315
Municipal securities .........       596,616         1,581       (12,450)       585,747
                                 ------------------------------------------------------
    Totals ...................   $ 2,914,129   $     2,254   $   (28,321)   $ 2,888,062
                                 ======================================================

Securities available for sale:
U.S. treasury securities .....   $14,496,366   $    45,514   ($   20,226)   $14,521,654
U.S. agency securities .......     9,742,495         8,462      (120,306)     9,630,651
Mortgage-backed securities ...     2,357,376         9,388        (6,526)     2,360,238
Other securities .............     2,390,033         8,971       (13,918)     2,385,086
                                 ------------------------------------------------------
    Totals ...................   $28,986,270   $    72,335   ($  160,976)   $28,897,629
                                 ======================================================

All sales of securities during the years ended June 30, 1998, 1997 and 1996 were from securities identified as available for sale. Information on proceeds received, as well as the gains and losses from the sales of those securities is as follows:

                                               1998         1997         1996
                                            ------------------------------------

Proceeds from sales of securities .......   $   14,020   $5,249,967   $4,637,700
Gross losses from sales of securities ...         --          8,486       18,848
Gross gains from sales of securities ....        8,734       30,424       41,120

The amortized cost and fair value of securities at June 30, 1998 by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.

                                                        Amortized
Securities held to maturity                                Cost      Fair Value
                                                        ------------------------

Due in one year or less .............................   $  150,000   $  149,477
Due after one year through five years ...............      472,434      472,256
Due after five years ................................      251,306      240,930
Mortgage-backed securities ..........................    1,506,569    1,501,035
                                                        -----------------------
     Totals .........................................   $2,380,309   $2,363,698
                                                        =======================

                                                        Amortized
Securities available for sale                              Cost      Fair Value
                                                       -------------------------

Due in one year or less .............................  $ 9,504,013   $ 9,512,590
Due after one year through five years ...............   16,749,829    16,768,880
Due after five years ................................    2,618,971     2,604,064
Mortgage-backed securities ..........................    1,847,496     1,848,415
Other securities ....................................    1,500,806     1,504,296
                                                       -------------------------
     Totals .........................................  $32,221,115   $32,238,245
                                                       =========================

At June 30, 1998 and 1997, investment securities with a carrying value of $19,024,656 and $21,928,921, respectively, were pledged on public deposits and for other purposes as required or permitted by law.

The Company transferred securities with an amortized cost of $7,992,513 and an unrealized gain of $12,030 from the held to maturity portfolio to the available for sale portfolio in December 1995, based on management's reassessment of their previous designations of securities giving consideration to liquidity needs, management of interest rate risk and other factors.

Note 3. Loans Receivable

The composition of the loan portfolio at June 30, 1998 and 1997 is presented as follows:

                                                      1998             1997
                                                 ------------------------------

Commercial ...................................   $  99,097,297    $  68,634,556
Real estate ..................................      31,145,517       20,293,440
Installment and other consumer ...............      32,732,322       19,437,433
                                                 ------------------------------
     Total loans .............................     162,975,136      108,365,429

Less allowance for estimated losses on loans .      (2,349,838)      (1,632,500)
                                                 ------------------------------
     Net loans ...............................   $ 160,625,298    $ 106,732,929
                                                 ==============================

Real estate loans include loans held for sale with a carrying value of $4,766,243 and $855,185 at June 30, 1998 and 1997, respectively. The market value of these loans exceeded its carrying value at those dates.

Loans on nonaccrual status amounted to $1,025,761 and $230,591 at June 30, 1998 and 1997, respectively. Foregone interest income and cash interest collected on nonaccrual loans was not material during the years ended June 30, 1998, 1997 and 1996.

Changes in the allowance for estimated losses on loans for the years ended June 30, 1998, 1997 and 1996 are presented as follows:

                                                 1998        1997       1996
                                              ---------------------------------

Balance, beginning .......................... $1,632,500  $  852,500  $ 472,475
   Provisions charged to expense ............    901,976     844,391    500,397
   Loans charged off ........................   (205,234)    (64,913)  (120,372)
   Recoveries on loans previously charged off     20,596         522          0
                                              ---------------------------------
Balance, ending ............................. $2,349,838  $1,632,500  $ 852,500
                                              =================================

Impaired loans were not material at June 30, 1998 and 1997.

Loans are made in the normal course of business to directors, officers and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate amount of these loans during the years ended June 30, 1998 and 1997 was as follows:

                                                   1998                 1997
                                               --------------------------------

Balance, beginning ...................         $ 2,027,150          $ 1,013,874
   Advances ..........................           4,016,294            1,858,974
   Repayments ........................          (1,211,953)            (845,698)
                                               -----------          -----------
 Balance, ending .....................         $ 4,831,491          $ 2,027,150
                                               ===========          ===========

Note 4. Premises and Equipment

The following summarizes the components of premises and equipment at June 30, 1998 and 1997:

                                                        1998            1997
                                                   ----------------------------
Land .........................................     $   554,379      $   554,379
Buildings ....................................       5,046,679        3,503,851
Furniture and equipment ......................       3,099,315        1,808,207
     Total premises and equipment ............       8,700,373        5,866,437
Less accumulated depreciation ................      (1,040,105)        (617,748)
                                                   ----------------------------
     Total premises and equipment, net .......     $ 7,660,268      $ 5,248,689
                                                   ============================

Certain Company facilities are leased under various operating leases. Rental expense was $176,057, $9,971 and $20,000 in 1998, 1997 and 1996, respectively.

Future minimum rental commitments under noncancelable leases on a fiscal year basis are:

                   1999                                   $    413,904
                   2000                                        413,904
                   2001                                        413,904
                   2002                                        413,904
                   2003                                        413,904
                   thereafter                                1,769,768
                                                            ----------
                                                            $3,839,288
                                                            ==========

Note 5. Deposits

The  aggregate   amount  of  certificates  of  deposit,   each  with  a  minimum
denomination  of $100,000,  was $31,937,377 and $22,978,123 at June 30, 1998 and
1997, respectively.

At June 30, 1998, the scheduled maturities of certificates of deposit were as follows:

                   1999                                     $ 93,224,489
                   2000                                        6,139,765
                   2001                                        2,230,003
                   2002                                        1,541,006
                   2003 and thereafter                         1,331,905
                                                            ------------
                         Total certificates of deposit      $104,467,168
                                                            ============

Note 6. Federal Home Loan Bank Advances

The Bank is a member of the Federal Home Loan Bank of Des Moines (the "FHLB"). At June 30, 1998, the Bank held $1,234,600 of FHLB stock. Maturity and interest rate information on advances from the FHLB at June 30, 1998 was as follows:

                                              Amount Due      Interest Rate
                                             -----------      --------------

                  1999                       $         0
                  2000                         2,000,000      5.80% to 5.95%
                  2001                         5,750,000      5.43% to 6.02%
                  2002                         2,085,004      6.51% to 7.06%
                  2003 and thereafter         14,832,170      4.88% to 7.11%
                                             -----------
                       Total FHLB advances   $24,667,174
                                             ===========

Advances from the FHLB are collateralized by 1-4 unit residential mortgages equal to 150% of total outstanding notes. Additionally, securities with a carrying value of approximately $12,507,513 at June 30, 1998 were pledged as collateral on these advances.

At June 30, 1997, the Bank had advances from the FHLB totaling $10,777,712. These advances matured in varying amounts between 1998 and 2012 and carried interest at varying rates between 5.95% and 7.11%. Securities with a carrying value of approximately $13,434,707 at June 30, 1997 were pledged as collateral on these advances. At June 30, 1997, the Bank also had an open line of credit with the FHLB for $5,000,000, which was collateralized by residential real estate mortgages. No amounts were outstanding on the line of credit at June 30, 1997. The line of credit expired on June 26, 1998.

Note 7.    Other Borrowings

The Company has a revolving credit note for $4,500,000, which is secured by all the outstanding stock of the Bank. The outstanding balance on this note at both June 30, 1998 and 1997 was $1,500,000. The revolving credit note expired on July 1, 1998. An amendment to the loan agreement has extended the expiration date to July 1, 2000. Interest is payable quarterly at the adjusted LIBOR rate. Adjusted LIBOR rate is defined as a rate of interest equal to two percent per annum in excess of the per annum rate of interest at which U.S. dollar deposits in an amount comparable to the amount of the relevant LIBOR Loan are offered generally to the Bank in the London Interbank Eurodollar market at 11:00 a.m. (London time) two banking days prior to the commencement of each interest period.

The revolving credit note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios. The Company complied with all of the covenants as of June 30, 1998 and 1997.


Note 8.    Restructuring of Merchant Broker Agreement

In June 1998, the Company recognized $2,168,000 of income as a result of signing a new merchant broker agreement with its current ISO. The term of the new agreement is for a one-year period, and replaced a prior agreement that had an expiration date in the year 2002. In consideration for reducing the term from four years to one year, the Company received total compensation of $2,900,000. The remaining $732,000 will be recognized in income during the fiscal year ending June 30, 1999. In addition, the Company will receive monthly fees of $25,000 for servicing the current merchants during the remaining twelve months of the agreement. In future years, if an agreement with another ISO is not established, there could be a significant reduction in income. It is the Company's intent, however, to actively pursue relationships with one or more ISOs.

Note 9. Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended June 30, 1998, 1997 and 1996:

                                                   1998        1997       1996
                                                --------------------------------

Current ......................................  $2,231,183   $472,385   $      0
Deferred .....................................    (553,283)  (307,385)         0
                                                --------------------------------
      Total federal and state income tax .....  $1,677,900   $165,000   $      0
                                                ================================

A reconciliation of the expected federal income tax expense to the income tax expense included in the statements of income was as follows for the years ended June 30, 1998, 1997 and 1996:

                                           1998                   1997                1996
                                   ---------------------------------------------------------------
                                                % of                   % of                  % of
                                               Pretax                 Pretax                Pretax
                                     Amount    Income       Amount    Income     Amount     Income
                                  ----------------------------------------------------------------
Computed "expected" tax
  expense .....................   $1,424,910     35.0%   $  484,517    35.0%   $ 238,906     35.0%
Effect of graduated tax rates .      (40,712)    (1.0)      (13,843)   (1.0)      (6,826)    (1.0)
Tax exempt income, net ........      (19,759)     (.5)       (3,853)    (.3)      (2,115)     (.3)
State income taxes, net
  of federal benefit ..........      268,796      6.6        44,320     3.2       26,489      3.9
Change in valuation allowance .            0        0      (358,934)  (25.9)    (262,849)   (38.5)
Other .........................       44,665      1.1        12,793      .9        6,395       .9
                                  ----------------------------------------------------------------
                                  $1,677,900     41.2%   $  165,000    11.9%   $       0        0%
                                  ================================================================

Note 9. Continued

The net deferred tax assets included with other assets on the balance sheet consisted of the following at June 30, 1998 and 1997:

                                                                      1998         1997
                                                                   -----------------------
Deferred tax assets:
Organization and start-up costs ................................   $   27,183   $   80,618
Net unrealized losses on securities available for sale .........            0       28,456
Capital loss carryforwards .....................................       13,830       12,686
Deferred income ................................................      292,800            0
Loan and credit card losses ....................................      792,127      467,755
Other ..........................................................        7,460       11,087
                                                                   -----------------------
                                                                   $1,133,400   $  600,602
                                                                   -----------------------
Deferred tax liabilities:
Accrual to cash conversion .....................................   $   58,818   $  173,747
Premises and equipment .........................................      199,035       86,167
Net unrealized gains on securities available for sale ..........        4,638            0
Other ..........................................................       14,879        4,847
----------------------------------------------------------------   -----------------------
                                                                   $  277,370   $  264,761
                                                                   -----------------------

Net deferred tax asset .........................................   $  856,030   $  335,841
                                                                   =======================

The change in deferred income taxes was reflected in the financial statements as follows for the years ended June 30, 1998, 1997 and 1996:

                                                       1998         1997         1996
                                                    -----------------------------------
Provision for income taxes ......................   $(553,283)   $(307,385)   $       0
Statement of stockholders' equity-unrealized
  gains(losses) on securities available for
  sale, net .....................................      33,094      (28,456)           0
                                                    -----------------------------------
                                                    $(520,189)   $(335,841)   $       0
                                                    ===================================

Note 10.   Employee Benefit Plan

On February 1, 1994, the Company implemented a profit sharing plan, which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 2% of employee contributions, 50% of the next 2% of employee contributions, and 25% of the next 2% of employee contributions, up to a maximum amount of 3.5% of an employee's compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. Company contributions for the years ended June 30, 1998, 1997 and 1996 were as follows:

                                              1998          1997          1996
                                            ------------------------------------

Matching contribution ................      $100,164      $ 64,535      $ 47,233
Discretionary contribution ...........        45,000        30,000        20,000
                                            ------------------------------------
     Total contributions .............      $145,164      $ 94,535      $ 67,233
                                            ====================================

Note 11.   Warrants and Stock Based Compensation

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

Common stock of $75,000 at June 30, 1993 represented 75,000 shares of the Company's common stock issued in a private placement in 1993. Each stockholder who purchased stock in the private placement received a unit (at a price of $10.00 per unit) which consisted of one share of the Company's common stock and one warrant to purchase an additional share of Company common stock for $11.00, exercisable during a five year period commencing October 13, 1994 (one year after completion of the public offering). As of June 30, 1998, 47,500 of the private placement warrants had been exercised, leaving 27,500 remaining.

Stock Option and Incentive Plans

The Company's Board of Directors and its stockholders adopted in June, 1993 the Quad City Holdings, Inc. Stock Option Plan (the "Stock Option Plan"). Up to 100,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of incentive stock options or non-qualified stock options granted under the Stock Option Plan. The Company's Board of Directors adopted in November, 1996 the Quad City Holdings, Inc. 1997 Stock Incentive Plan (the "Stock Incentive Plan"). Up to 40,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of non-qualified stock options and restricted stock granted under the Stock Incentive Plan. The Stock Option Plan and the Stock Incentive Plan are administered by the compensation committee appointed by the Board of Directors (the "Committee").

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

As permitted under generally accepted accounting principles, grants under the plan are accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date. Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, reported net income would not have changed by a material amount and earnings per share would not have changed by more than 2 cents for the years ended June 30, 1998, 1997 and 1996.

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions for grants in 1998, 1997 and 1996: dividend rate of 0%; risk-free interest rates based upon current rates at the date of grant (5.6% to 7.9%); expected lives of 10 years, and expected price volatility of 14% to 19%.

A summary of the stock option plans at June 30, 1998, 1997 and 1996 and changes during the years ended on those dates is presented as follows:

                                                     1998                 1997                  1996
                                              --------------------------------------------------------------
                                                        Weighted              Weighted              Weighted
                                                        Average               Average               Average
                                                        Exercise              Exercise              Exercise
                                               Shares    Price       Shares    Price        Shares   Price
                                             ---------------------------------------------------------------
Outstanding at beginning of year ......       116,770   $  11.84     98,020   $  10.19      93,300   $  9.96
Granted ...............................        12,675      31.38     19,100      20.26       6,900     13.12
Exercised .............................           (50)     27.88          0          0           0         0
Forfeited .............................        (2,170)     18.22       (350)     10.28      (2,180)     9.32
                                             --------              --------               --------
Outstanding at end of year ............       127,225   $  13.68    116,770   $  11.84      98,020   $ 10.19
                                             ========              ========               ========

Exercisable at end of year ............        86,970                64,230                 44,780
Weighted average fair value per option
  of options granted during the year ..      $  14.58              $  10.03               $   6.40

A further summary of options outstanding at June 30, 1998 is presented as follows:

                                                Options Outstanding           Options Exercisable
                                      -------------------------------------  ----------------------
                                                     Weighted
                                                      Average      Weighted               Weighted
                                                     Remaining     Average                 Average
   Range of                             Number      Contractual    Exercise    Number      Exercise
Exercise Prices                       Outstanding      Life         Price    Exercisable    Price
---------------------------------------------------------------------------------------------------

$9.00 to $10.25 .....................    90,760     5.47 years    $   9.97      80,880     $  9.97
$11.75 to $13.25 ....................     6,240     7.95 years       13.14       2,580       13.14
$15.00 to $17.50 ....................     1,000     8.63 years       16.25         200       16.25
$20.00 to $20.50 ....................    16,550     9.00 years       20.48       3,310       20.48
$21.13 to $32.00 ....................    12,675     9.95 years       31.38           0           0
                                       --------                               --------
                                        127,225                                 86,970
                                       ========                               ========

Stock Appreciation Rights

Additionally, the Stock Incentive Plan allows the granting of stock appreciation rights ("SARs"). SARs are rights entitling the grantee to receive cash having a fair market value equal to the appreciation in the market value of a stated number of shares from the date of grant. Like options, the number and exercise price of SARs granted is determined by the Committee. The SARs will vest 20% per year, and the term of the SAR may not exceed 10 years from the date of the grant. At June 30, 1998, there were 22,250 SARs granted, with 2,000 currently exercisable.

Note 12.   Preferred Stock

At June 30, 1998 and 1997, the Company had 25 and 10 shares, respectively, of Perpetual, Nonvoting Preferred Stock, Series A (the "Preferred Stock"). The Preferred Stock will accrue no dividends, nor will it carry any stated dividend rate. After the first anniversary of the issuance of these shares of Preferred Stock, subject to all required regulatory approvals and upon a thirty-day notice, the Company can redeem all outstanding Preferred Stock. The Preferred Stock shall be redeemed for an amount per share in cash which is equal to the sum of: (i) $100,000; plus (ii) a premium in the amount of $9,750 multiplied by a fraction, the numerator of which is the total number of calendar days the Preferred Stock being redeemed has been outstanding and the denominator of which is 365.

All shares of Preferred Stock that have been issued are senior to common stock as to dividends, liquidation and redemption rights, but they do not confer general voting rights.

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

The actual amounts and capital ratios at June 30, 1998 and 1997 with the minimum requirements for the Bank are presented below:

                                                                                                                 To Be Well
                                                                                                              Capitalized Under
                                                                                  For Capital                 Prompt Corrective
                                                        Actual                 Adequacy Purposes:             Action Provisions
                                              -------------------------     ------------------------       -------------------------
                                                 Amount           Ratio       Amount           Ratio         Amount           Ratio
                                              --------------------------------------------------------------------------------------
At June 30, 1998:
     Total Risk Based
       Capital ........................       $20,167,000         11.8%     $13,649,408       =>8.0%       $17,061,760       =>10.0%
     Tier 1 Risk Based
       Capital ........................        18,032,000         10.6%       6,823,841       =>4.0%        10,235,762       =>6.0%

     Leverage Ratio ...................        18,032,000          7.6%       9,453,211       =>4.0%        11,816,514       =>5.0%

At June 30, 1997:
     Total Risk Based
       Capital ........................       $15,248,139         11.2%     $10,881,812       =>8.0%       $13,602,265       =>10.0%
     Tier 1 Risk Based
       Capital ........................        13,623,139         10.0%       5,438,379       =>4.0%         8,157,568       =>6.0%

     Leverage Ratio ...................        13,623,139          8.8%       6,164,316       =>4.0%         7,705,395       =>5.0%

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

Note 14.   Earnings Per Common Share

The following information was used in the computation of basic and diluted earnings per common share for the years ended June 30, 1998, 1997 and 1996:

                                                   1998         1997         1996
                                                ------------------------------------
Basic and diluted earnings, net income ......   $2,393,272   $1,219,336   $  682,588

Weighted average common shares outstanding ..    1,464,198    1,441,660    1,437,824
Weighted average common shares issuable
  upon exercise of stock options and warrants      105,090       58,585       17,769
                                                ------------------------------------
     Weighted average common and
       common equivalent shares outstanding .    1,569,288    1,500,245    1,455,593
                                                ====================================

Note 15.   Commitments and Contingencies

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

At June 30, 1998 and 1997, commitments to extend credit aggregated $38,024,001 and $26,318,470, respectively. At June 30, 1998 and 1997, standby letters of credit aggregated $1,278,000 and $993,000, respectively. Management does not expect that all of these commitments will be funded.

Bancard is subject to the risk of chargebacks from cardholders and the merchant being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant.

The Company also has a guaranty to MasterCard International Incorporated, which is backed up by a performance bond in the amount of $1,000,000. At June 30, 1998, there were no pending liabilities.

Aside from cash on-hand and in-vault, the majority of the Company's cash is maintained at upstream correspondent banks. The total amount of cash on deposit and certificates of deposit exceeded federal insured limits by $3,767,204 and $1,091,609 at June 30, 1998 and 1997, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

Note 16.   Quarterly Results of Operations (Unaudited)

                                                                            Fiscal year ended June 30, 1998
                                                      -----------------------------------------------------------------------------
                                                       Sept. 1997            Dec. 1997              Mar. 1998            June 1998
                                                      -----------------------------------------------------------------------------
Total interest income ......................          $ 3,405,111           $ 3,746,132           $  3,797,383          $ 4,127,941
Total interest expense .....................            1,757,272             1,963,477              2,157,917            2,463,355
                                                      -----------------------------------------------------------------------------
Net interest income ........................            1,647,839             1,782,655              1,639,466            1,664,586
Provision for loan losses ..................             (304,355)             (215,643)              (233,260)            (148,718)
Other income ...............................              822,491               743,817              1,134,103            3,448,006
Other expense ..............................           (1,606,833)           (1,706,098)            (2,048,517)          (2,548,367)
                                                      -----------------------------------------------------------------------------
Net income before income taxes .............              559,142               604,731                491,792            2,415,507
Federal and state income taxes .............              218,200               237,075                191,425            1,031,200
                                                      -----------------------------------------------------------------------------

Net income .................................          $   340,942           $   367,656           $    300,367          $ 1,384,307
                                                      =============================================================================
Earnings per common share:
   Basic ...................................          $      0.23           $      0.25           $       0.21          $      0.94
                                                      =============================================================================

   Diluted .................................          $      0.22           $      0.23           $       0.19          $      0.89
                                                      =============================================================================



                                                                              Fiscal year ended June 30, 1997
                                                      -----------------------------------------------------------------------------

Total interest income ......................          $ 2,014,237           $ 2,308,760           $  2,499,725          $ 2,882,922
Total interest expense .....................            1,008,269             1,202,258              1,325,463            1,457,878
                                                      -----------------------------------------------------------------------------
Net interest income ........................            1,005,968             1,106,502              1,174,262            1,425,044
Provision for loan losses ..................             (157,400)             (146,325)              (222,775)            (317,891)
Other income ...............................              519,208               599,095                790,345              899,106
Other expense ..............................           (1,108,592)           (1,257,025)            (1,392,010)          (1,533,176)
                                                      -----------------------------------------------------------------------------
Net income before income taxes .............              259,184               302,247                349,822              473,083
Federal and state income taxes .............                    0                     0                      0              165,000
                                                      -----------------------------------------------------------------------------
Net income .................................          $   259,184           $   302,247           $    349,822          $   308,083
                                                      =============================================================================
Earnings per common share:
   Basic ...................................          $      0.18           $      0.21           $       0.24          $      0.22
                                                      =============================================================================

   Diluted .................................          $      0.18           $      0.20           $       0.23          $      0.20
                                                      =============================================================================

Note 17.  Parent Company Only Financial Statements

The following is condensed financial information of Quad City Holdings, Inc. (parent company only):

                            Condensed Balance Sheets

                                                                            June 30,
                                                                  ---------------------------
                                                                      1998           1997
                                                                  ---------------------------
ASSETS
Cash and due from banks .......................................   $    433,928   $    627,808
Securities available for sale, at fair value ..................        160,946        151,838
Investment in Quad City Bank and Trust Company ................     18,040,231     13,567,901
Investment in Quad City Bancard, Inc. .........................        367,916        941,923
Net loans receivable ..........................................        502,844        332,994
Other assets ..................................................      1,217,502        626,517
                                                                  ---------------------------
        Total assets ..........................................   $ 20,723,367   $ 16,248,981
                                                                  ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Other borrowings ..............................................   $  1,500,000   $  1,500,000
Other liabilities .............................................        121,149        135,755
                                                                  ---------------------------
        Total liabilities .....................................      1,621,149      1,635,755
                                                                  ---------------------------
STOCKHOLDERS' EQUITY
Preferred stock ...............................................             25             10
Common stock ..................................................      1,510,374      1,462,824
Additional paid-in capital ....................................     15,014,884     13,039,406
Retained earnings .............................................      2,564,443        171,171
Unrealized gains (losses) on securities available for sale, net         12,492        (60,185)
                                                                  ---------------------------
        Total stockholders' equity ............................     19,102,218     14,613,226
                                                                  ---------------------------
        Total liabilities and stockholders' equity ............   $ 20,723,367   $ 16,248,981
                                                                  ===========================

                         Condensed Statements of Income

                                                                                                 Years ended June 30,
                                                                              -----------------------------------------------------
                                                                                 1998                  1997                 1996
                                                                              -----------------------------------------------------
Total interest income ...............................................         $    48,178          $    84,431          $   178,783
Investment securities gains, net ....................................               8,734               23,437               26,345
Dividends received from subsidiaries ................................           1,900,000              200,000                    0
Other ...............................................................              81,435               63,516               24,000
                                                                              -----------------------------------------------------
        Total income ................................................           2,038,347              371,384              229,128
                                                                              -----------------------------------------------------

Interest expense ....................................................             129,271              122,885                1,604
Other ...............................................................             304,186              342,396              241,702
                                                                              -----------------------------------------------------
        Total expenses ..............................................             433,457              465,281              243,306
Income (loss) before income tax benefit and equity
 in undistributed income of subsidiaries ............................           1,604,890              (93,897)             (14,178)
Income tax benefit ..................................................             154,300              312,000                    0
                                                                              -----------------------------------------------------
Income (loss) before equity in undistributed
 income of subsidiaries .............................................           1,759,190              218,103              (14,178)
Distributions in excess of (less than) earnings of:
  Quad City Bank and Trust Company ..................................           1,208,090              844,915              300,672
  Quad City Bancard, Inc. ...........................................            (574,008)             156,318              396,094
                                                                              -----------------------------------------------------
        Net income ..................................................         $ 2,393,272          $ 1,219,336          $   682,588
                                                                              =====================================================

                       Condensed Statements of Cash Flows

                                                                                              Years ended June 30,
                                                                                   -----------------------------------------
                                                                                      1998            1997          1996
                                                                                   -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income ...........................................................   $ 2,393,272    $ 1,219,336    $   682,588
          Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
            Distributions in excess of (less than) earnings of:
              Quad City Bank and Trust Company .................................    (1,208,090)      (844,915)      (300,672)
              Quad City Bancard, Inc. ..........................................       574,008       (356,318)      (396,094)
            Depreciation .......................................................         3,520          2,647          2,524
            Provision for loan losses ..........................................             0        (10,000)        (8,300)
            Amortization of premiums (accretion of discounts) on securities, net             0         (5,495)         3,079
            Investment securities gains, net ...................................        (8,734)       (23,437)       (26,345)
            Decrease in accrued interest receivable ............................           749          2,676         20,746
            Increase in other assets ...........................................      (605,877)      (560,689)       (30,731)
            Increase (decrease) in other liabilities ...........................       (14,606)        35,115         32,429
                                                                                   -----------------------------------------
               Net cash provided by (used in) operating activities .............   $ 1,134,242    $  (541,080)   $   (20,776)
                                                                                   -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Net decrease in certificates of deposits at financial institutions ...             0              0        420,035
          Purchase of securities available for sale ............................        (5,958)       (49,515)      (117,167)
          Proceeds from sale of securities available for sale ..................        14,020         95,691        145,512
          Proceeds from paydowns on securities .................................             0          5,496         28,419
          Capital infusion, Quad City Bank and Trust Company ...................    (3,200,000)    (2,100,000)    (2,099,000)
          Net loans (originated) repaid ........................................      (169,850)       809,702        572,837
          (Purchase) disposal of premises and equipment ........................        10,623         64,326        (69,221)
                                                                                   -----------------------------------------
               Net cash used in investing activities ...........................   $(3,351,165)   $(1,174,300)   $(1,118,585)
                                                                                   -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in other borrowings .....................................             0        500,000      1,000,000
          Proceeds from issuance of preferred stock ............................     1,500,000      1,000,000              0
          Proceeds from issuance of common stock ...............................       523,043        300,000              0
                                                                                   -----------------------------------------
               Net cash provided by financing activities .......................   $ 2,023,043    $ 1,800,000    $ 1,000,000
                                                                                   -----------------------------------------

               Net increase (decrease) in cash and due from banks ..............      (193,880)        84,620       (139,361)
               Cash and due from banks, beginning ..............................       627,808        343,188        482,549
                                                                                   -----------------------------------------
               Cash and due from banks, ending .................................   $   433,928    $   427,808    $   343,188
                                                                                   =========================================

Note 18.   Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Company in estimating the fair value of their financial instruments:

Cash and due from banks, federal funds sold, certificates of deposit at financial institutions and federal funds purchased: The carrying amounts reported in the balance sheets for cash and due from banks, federal funds sold, certificates of deposit at financial institutions and federal funds purchased approximate their fair values.

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

Commitments  to  extend  credit:  The  majority  of  the  Company's   commitment
agreements contain variable interest rates, therefore, the carrying amount is a reasonable estimate of fair value.

The carrying values and estimated fair values of the Company's financial instruments at June 30, 1998 and 1997 are presented as follows:

                                         1998                          1997
                              ---------------------------   ---------------------------
                                Carrying      Estimated       Carrying      Estimated
                                  Value       Fair Value        Value       Fair Value
                              ---------------------------------------------------------
Cash and due from banks ...   $ 11,640,813   $ 11,640,813   $  6,953,463   $  6,953,463
Federal funds sold ........     22,960,000     22,960,000      9,190,000      9,190,000
Certificates of deposit at
financial .................      8,366,123      8,366,123      5,359,124      5,359,124
   institutions
Investment securities:
     Held to maturity .....      2,380,309      2,363,698      2,914,129      2,888,062
     Available for sale ...     32,238,245     32,238,245     28,897,629     28,897,629
Loans receivable, net .....    160,625,298    162,770,000    106,732,929    108,833,000
Accrued interest receivable      1,773,223      1,773,223      1,374,307      1,374,307
Deposits ..................    197,383,964    197,378,000    135,960,195    135,904,000
Federal funds purchased ...      2,000,000      2,000,000              0              0
Federal Home Loan Bank
   advances ...............     24,667,174     25,334,000     10,777,712     10,848,000
Other borrowings ..........      1,500,000      1,500,000      1,500,000      1,500,000
Accrued interest payable ..      1,297,260      1,297,260        724,751        724,751

Note 19.   Line of Business Information

Selected financial information on the Company, the Bank and Bancard is presented as follows for the years ended June 30, 1998, 1997 and 1996:

Quad City Holdings, Inc.                1998             1997           1996
                                    -------------------------------------------

Revenue .........................   $    114,347    $    147,384   $    205,128
Net income (loss) ...............       (140,810)         18,103        (14,178)
Identifiable assets .............          6,675          20,818         87,791
Depreciation ....................          3,520           2,647          2,524
Capital expenditures ............              0               0         69,221

Quad City Bank and Trust Company        1998            1997            1996
                                    --------------------------------------------

Revenue .........................   $ 17,547,063    $ 10,817,617   $  7,007,635
Net income ......................      1,208,090         844,915        300,672
Identifiable assets .............      7,535,319       5,108,723      4,396,962
Depreciation ....................        389,177         315,312        131,913
Capital expenditures ............      2,870,009       1,027,073      2,780,158

Quad City Bancard, Inc. .........       1998            1997            1996
                                    -------------------------------------------

Revenue .........................   $  3,563,574    $  1,548,397   $  1,032,991
Net income ......................      1,325,992         356,318        396,094
Identifiable assets .............        118,274         119,148         46,285
Depreciation ....................         29,660          16,450          8,736
Capital expenditures ............         28,786          89,313         22,993

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company will file with the securities and exchange commission a definitive proxy statement no later than 120 days after the close of its fiscal year ended June 30, 1998 (the "Proxy Statement"). The information required by this item is incorporated by reference from the Proxy Statement.

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

                                           QUAD CITY HOLDINGS, INC.


Date:  September 23, 1998                  By:    /s/ Douglas M. Hultquist
                                           -------------------------------------
                                           Douglas M. Hultquist
                                           President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Signature                                   Title                       Date
-------------------------  ------------------------------------  ------------------
/s/ Michael A. Bauer       Chairman of the Board of Directors    September 23, 1998
-------------------------
Michael A. Bauer



/s/ Douglas M. Hultquist   President, Chief Executive            September 23, 1998
-------------------------    and Financial Officer and Director
Douglas M. Hultquist



/s/ Richard R. Horst       Director and Secretary                September 23, 1998
-------------------------
Richard R. Horst



/s/ James J. Brownson      Director                              September 23, 1998
-------------------------
James J. Brownson



/s/ Ronald G. Peterson     Director                              September 23, 1998
-------------------------
Ronald G. Peterson



/s/ John W. Schricker      Director                              September 23, 1998
-------------------------
John W. Schricker



/s/ Robert A. Van Vooren   Director                              September 23, 1998
-------------------------
Robert A. Van Vooren

                                   APPENDIX A

                           SUPERVISION AND REGULATION


General

         Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Iowa Superintendent of Banking (the "Superintendent"), the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

Recent Regulatory Developments

         Year 2000 Compliance. The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 problem is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulator which will, among other things, require the institution to promptly develop and submit an acceptable plan for becoming Year 2000 compliant and to provide periodic reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program.

         Pending Legislation. Legislation is pending in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

The Company

         General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the FRB under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require.

         Investments and Activities. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

         The BHCA also prohibits, with certain exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, the Company and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

         Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with FRB capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

         The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed  as a  percentage  of  total  risk-weighted  assets,  and  a  leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

         The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

         As of June 30, 1998, the Company had regulatory capital in excess of the FRB's minimum requirements, with a risk-based capital ratio of 12.18% and a leverage ratio of 7.95%.

         Dividends. The FRB has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

         In addition to the restrictions on dividends that may be imposed by the FRB, the Delaware General Corporation Law (the "DGCL") allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL), or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

         Federal Securities Regulation. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

         General. The Bank is an Iowa-chartered bank, the deposit accounts of which are insured by the Bank Insurance Fund ("BIF") of the FDIC. The Bank is also a member of the Federal Reserve System ("member bank"). As an Iowa-chartered, FDIC-insured member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Superintendent, as the chartering authority for Iowa banks, the FRB, as the primary federal regulator of member banks, and the FDIC, as administrator of the BIF.

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

         During the year ended June 30, 1998, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning July 1, 1998, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

         FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"), the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. The FICO assessment rate for SAIF members is approximately 0.061% of deposits while the FICO assessment rate for BIF members is approximately 0.012% of deposits. During the year ended June 30, 1998, the Bank paid FICO assessments totaling $17,306.

         Capital Requirements. The FRB has established the following minimum capital standards for state-chartered Federal Reserve System member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the FRB's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

         The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FRB provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

         During the year ended June 30, 1998, the Bank was not required by the FRB to increase its capital to an amount in excess of the minimum regulatory requirement. As of June 30, 1998, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 7.6% and a risk-based capital ratio of 11.8%.

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

         Dividends. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by a state member bank, such as the Bank. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior FRB approval, however, a state member bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's calendar year-to-date net income plus the bank's adjusted retained net income for the two preceding calendar years.

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 1998. Notwithstanding the availability of funds for dividends, however, the FRB may prohibit the payment of any dividends by the Bank if the FRB determines such payment would constitute an unsafe or unsound practice.

         Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

         Safety and Soundness Standards. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate federal regulator, would constitute grounds for further enforcement action.

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

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Iowa has enacted legislation permitting interstate mergers, subject to certain conditions, including a requirement that any Iowa bank to be acquired by an out-of-state institution have been in existence and continuous operation for more than five years.

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

         Federal Reserve System. FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.8 million, the reserve requirement is $1.434 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Bank is in compliance with the foregoing requirements.

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

         I. Distribution of Assets, Liabilities and Stockholders' Equity

                     A. Consolidated Average Balance Sheets
                          June 30, 1998, 1997 and 1996

                                                                      1998             1997             1996
                                                                  -------------    -------------    -------------
ASSETS
Cash and due from banks .......................................   $   9,595,186    $   7,682,287    $   4,910,046
Federal funds sold ............................................      11,005,417        5,692,500        6,867,750
Certificates of deposit at financial institutions .............       7,173,147        5,649,217        5,453,878

Securities held to maturity, at amortized cost (Note 2) .......               0                0                0
Securities available for sale, at fair value (Note 2) .........         179,253          179,253          179,253
Investment securities .........................................      31,456,496       34,574,285       31,201,706

Loans receivable ..............................................     141,974,417       81,251,090       44,749,454
Less: Allowance for estimated losses on loans .................      (2,114,392)      (1,218,288)        (685,151)
                                                                  -------------    -------------    -------------
     Net loans receivable .....................................     139,860,025       80,032,802       44,064,303
                                                                  -------------    -------------    -------------

Premises and equipment, net ...................................       6,527,353        5,113,472        2,634,978
Other assets ..................................................       3,755,760        3,053,322        1,839,122
                                                                  -------------    -------------    -------------

        Total assets ..........................................   $ 209,373,384    $ 141,797,885    $  96,971,783
                                                                  =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing demand .................................   $  23,544,939    $  19,263,095    $  12,338,863
   Interest-bearing demand ....................................      56,612,018       41,184,379       27,172,011
   Savings ....................................................       2,954,231        2,322,197        1,515,687
   Time .......................................................      83,789,647       52,510,409       40,511,816
                                                                  -------------    -------------    -------------
     Total deposits ...........................................     166,900,835      115,280,080       81,538,377
                                                                  -------------    -------------    -------------

Federal funds purchased .......................................         166,667          517,083        1,236,896
Federal Home Loan Bank advances ...............................      20,219,830        7,718,076        1,248,101
Other borrowings ..............................................       1,500,000        1,416,667           83,333
Other liabilities .............................................       3,895,631        3,886,997        1,134,660
                                                                  -------------    -------------    -------------
        Total liabilities .....................................     192,682,963      128,818,903       85,241,367
                                                                  -------------    -------------    -------------

STOCKHOLDERS' EQUITY
Preferred stock ...............................................              21                6                0
Common stock ..................................................       1,466,787        1,441,991        1,437,824
Additional paid-in capital ....................................      14,204,020       12,393,577       11,764,416
Retained earnings (deficit) ...................................         995,622         (704,979)      (1,534,097)
                                                                  -------------    -------------    -------------
                                                                     16,666,450       13,130,595       11,668,143
Unrealized gains (losses) on securities available for sale, net          23,971         (151,613)          62,273
                                                                  -------------    -------------    -------------
        Total stockholders' equity ............................      16,690,421       12,978,982       11,730,416
                                                                  -------------    -------------    -------------

        Total liabilities and stockholders' equity ............   $ 209,373,384    $ 141,797,885    $  96,971,783
                                                                  =============    =============    =============

                   I. Interest Rates and Interest Differential

                      B. Analysis of Net Interest Earnings
                          June 30, 1998, 1997 and 1996

                                                                       1998
                                                    -------------------------------------------
                                                      Average        Interest       Average
                                                       Amount         Income/        Yield/
                                                     Outstanding      Expense     Cost of Funds
                                                    ------------   ------------   -------------
INTEREST EARNING ASSETS
Federal funds sold ..............................   $ 11,005,417   $    645,929       5.87%
Certificates of deposit at financial institutions      7,173,147        440,980       6.15%
Investment securities (1) .......................     31,456,496      1,905,668       6.06%
Net loans receivable (2) ........................    139,860,025     12,083,990       8.64%
                                                    ------------   ------------    --------
        Total interest earning assets ...........   $189,495,085   $ 15,076,567       7.96%
                                                    ============   ============    ========

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits ................   $ 56,612,018   $  2,053,545       3.63%
Savings deposits ................................      2,954,231         64,678       2.19%
Time deposits ...................................     83,789,647      4,852,930       5.79%
Federal funds purchased .........................        166,667          9,231       5.54%
Federal Home Loan Bank advances .................     20,219,830      1,234,137       6.10%
Other borrowings ................................      1,500,000        127,500       8.50%
                                                    ------------   ------------    --------
        Total interest bearing liabilities ......   $165,242,393   $  8,342,021       5.05%
                                                    ============   ============    ========

Net interest margin .............................   $  6,734,546                      3.55%
                                                    ============                   ========

                                                                      1997
                                                    ------------------------------------------
                                                      Average        Interest       Average
                                                      Amount         Income/         Yield/
                                                    Outstanding      Expense     Cost of Funds
                                                    ------------   ------------  -------------
INTEREST EARNING ASSETS
Federal funds sold ..............................   $  5,692,500   $    286,264       5.03%
Certificates of deposit at financial institutions      5,649,217        374,527       6.63%
Investment securities (1) .......................     34,574,285      2,139,263       6.19%
Net loans receivable (2) ........................     80,032,802      6,905,590       8.63%
                                                    ------------   ------------    --------
        Total interest earning assets ...........   $125,948,804   $  9,705,644       7.71%
                                                    ============   ============    ========

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits ................   $ 41,184,379   $  1,381,170       3.35%
Savings deposits ................................      2,322,197         52,886       2.28%
Time deposits ...................................     52,510,409      2,924,420       5.57%
Federal funds purchased .........................        517,083         28,281       5.47%
Federal Home Loan Bank advances .................      7,718,076        484,226       6.27%
Other borrowings ................................      1,416,667        122,885       8.67%
                                                    ------------   ------------    --------
        Total interest bearing liabilities ......   $105,668,811   $  4,993,868       4.73%
                                                    ============   ============    ========

Net interest margin .............................   $  4,711,776                      3.74%
                                                    ============                   ========

(1) Interest earned and yields on nontaxable investment securities are stated at face rate.

(2) Loan fees are not material and are included in interest income from loans receivable.

                   I. Interest Rates and Interest Differential

                      B. Analysis of Net Interest Earnings
                          June 30, 1998, 1997 and 1996

                                                                     1996
                                                    ----------------------------------------
                                                      Average      Interest      Average
                                                       Amount      Income/        Yield/
                                                    Outstanding    Expense     Cost of Funds
                                                    -----------   -----------  -------------
INTEREST EARNING ASSETS
Federal funds sold ..............................   $ 6,867,750   $   382,226       5.57%
Certificates of deposit at financial institutions     5,453,878       359,409       6.59%
Investment securities (1) .......................    31,201,706     1,868,976       5.99%
Net loans receivable (2) ........................    44,064,303     3,918,817       8.89%
                                                    -----------   -----------    --------
        Total interest earning assets ...........   $87,587,637   $ 6,529,428       7.45%
                                                    ===========   ===========    ========

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits ................   $27,172,011   $   946,870       3.48%
Savings deposits ................................     1,515,687        39,365       2.60%
Time deposits ...................................    40,511,816     2,363,313       5.83%
Federal funds purchased .........................     1,236,896        64,909       5.25%
Federal Home Loan Bank advances .................     1,248,101        70,319       5.63%
Other borrowings ................................        83,333         1,604       1.92%
                                                    -----------   -----------    --------
        Total interest bearing liabilities ......   $71,767,844   $ 3,486,380       4.86%
                                                    ===========   ===========    ========

Net interest margin .............................   $ 3,043,048                     3.47%
                                                    ===========                  ========

(1) Interest earned and yields on nontaxable investment securities are stated at face rate.

(2) Loan fees are not material and are included in interest income from loans receivable.

                   I. Interest Rates and Interest Differential

           C. Analysis of Changes of Interest Income/Interest Expense
                             June 30, 1998 and 1997

                                                                                Increase (Decrease)
                                                                                      Due To                       Total
                                                                          ------------------------------          Increase
                                                                             Volume              Rate            (Decrease)
                                                                          -------------------------------------------------
                                                                                               1998 vs 1997
                                                                          -------------------------------------------------
INTEREST EARNING ASSETS
Federal funds sold ................................................       $   359,665        $    54,621        $   305,044
Certificates of deposit at financial institutions .................            66,453            (28,793)            95,246
Investment securities (2) .........................................          (233,595)           (43,957)          (189,638)
Net loans receivable (3) ..........................................         5,178,400              9,304          5,169,096
                                                                          -----------        -----------        -----------
        Total interest earning assets .............................       $ 5,370,923        $    (8,825)       $ 5,379,748
                                                                          ===========        ===========        ===========

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits ..................................       $   672,375        $   120,311        $   552,064
Savings deposits ..................................................            11,792             (2,114)            13,906
Time deposits .....................................................         1,928,510            121,257          1,807,253
Federal funds purchased ...........................................           (19,050)               354            (19,404)
Federal Home Loan Bank advances ...................................           749,911            (13,497)           763,408
Other borrowings ..................................................             4,615             (2,505)             7,120
                                                                          -----------        -----------        -----------
        Total interest bearing liabilities ........................       $ 3,348,153        $   223,806        $ 3,124,347
                                                                          ===========        ===========        ===========

                                                                                             1997 vs. 1996
                                                                          -------------------------------------------------

INTEREST EARNING ASSETS
Federal funds sold ................................................       $   (95,962)       $   (34,587)           (61,375)
Certificates of deposit at financial institutions .................            15,118              2,179             12,939
Investment securities (2) .........................................           270,287             63,167            207,120
Net loans receivable (3) ..........................................         2,986,773           (151,478)         3,138,251
                                                                          -----------        -----------        -----------
        Total interest earning assets .............................       $ 3,176,216        $  (120,719)       $ 3,296,935
                                                                          ===========        ===========        ===========

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits ..................................       $   434,300        $   (36,871)       $   471,171
Savings deposits ..................................................            13,521             (5,331)            18,852
Time deposits .....................................................           561,107           (111,332)           672,439
Federal funds purchased ...........................................           (36,628)             2,633            (39,261)
Federal Home Loan Bank advances ...................................           413,907              8,873            405,034
Other borrowings ..................................................           121,281             21,800             99,481
                                                                          -----------        -----------        -----------
        Total interest bearing liabilities ........................       $ 1,507,488        $  (120,228)       $ 1,627,716
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

II.  Investment Portfolio.

A.   Investment Securities

The following table presents the amortized cost and fair value of investment securities held on June 30, 1998, 1997 and 1996.

                                                 Gross          Gross
                                 Amortized     Unrealized     Unrealized       Fair
                                   Cost           Gains        (Losses)        Value
                                 ------------------------------------------------------
                                                   June 30, 1998
                                 ------------------------------------------------------
Securities held to maturity:
Mortgage-backed securities ...   $ 1,506,569   $         0   $    (5,534)   $ 1,501,035
Municipal securities .........       848,740         1,704       (13,557)       836,887
Other bonds ..................        25,000           776             0         25,776
                                 ------------------------------------------------------
    Totals ...................   $ 2,380,309   $     2,480   $   (19,091)   $ 2,363,698
                                 ======================================================

Securities available for sale:
U.S. treasury securities .....   $17,007,239   $    54,811   $    (3,867)   $17,058,183
U.S. agency securities .......    11,247,822         4,020       (31,050)    11,220,792
Mortgage-backed securities ...     1,847,496         1,265          (346)     1,848,415
Municipal securities .........       617,752             0       (11,193)       606,559
Other securities .............     1,500,806         6,733        (3,243)     1,504,296
                                 ------------------------------------------------------
    Totals ...................   $32,221,115   $    66,829   $   (49,699)   $32,238,245
                                 ======================================================

                                                      June 30, 1997
                                 ------------------------------------------------------
Securities held to maturity:
Mortgage-backed securities ...   $ 2,317,513   $       673   $   (15,871)   $ 2,302,315
Municipal securities .........       596,616         1,581       (12,450)       585,747
                                 ------------------------------------------------------
    Totals ...................   $ 2,914,129   $     2,254   $   (28,321)   $ 2,888,062
                                 ======================================================

Securities available for sale:
U.S. treasury securities .....   $14,496,366   $    45,514   $   (20,226)   $14,521,654
U.S. agency securities .......     9,742,495         8,462      (120,306)     9,630,651
Mortgage-backed securities ...     2,357,376         9,388        (6,526)     2,360,238
Other securities .............     2,390,033         8,971       (13,918)     2,385,086
                                 ------------------------------------------------------
    Totals ...................   $28,986,270   $    72,335   $  (160,976)   $28,897,629
                                 ======================================================

                                                    June 30, 1996
                                 ------------------------------------------------------
Securities held to maturity:
Mortgage-backed securities ...   $ 2,560,793   $     2,513   $   (48,911)   $ 2,514,395
Municipal securities .........       595,808         1,355       (14,443)       582,720
                                 ------------------------------------------------------
    Totals ...................   $ 3,156,601   $     3,868   $   63,354)   $ 3,097,115
                                 ======================================================

Securities available for sale:
U.S. treasury securities .....   $14,504,449   $    42,191   $  (156,912)   $14,389,728
U.S. agency securities .......    12,612,166         8,759      (355,026)    12,265,899
Mortgage-backed securities ...     2,851,340        12,930       (20,365)     2,843,905
Other securities .............     1,550,166         9,079       (26,125)     1,533,120
                                 ------------------------------------------------------
    Totals ...................   $31,518,121   $    72,959   $  (558,428)   $31,032,652
                                 ======================================================

II. Investment Portfolio.

B. Investment Securities Maturities and Yields

The following table presents the maturity of securities held on June 30, 1998 and the weighted average rates by range of maturity:

                                                                             Average
                                                               Amount         Yield
                                                             -----------------------
U.S. treasury securities:
     Within 1 year .......................................   $ 9,006,265      5.80%
     After 1 but within 5 years ..........................     8,000,974      5.77%
          Total ..........................................   $17,007,239      5.79%

U.S. agency securities:
    Within 1 year ........................................   $   497,748      4.47%
     After 1 but within 5 years ..........................     8,748,855      6.04%
     After 5 but within 10 years .........................     2,001,219      6.29%
          Total ..........................................   $11,247,822      6.01%

Mortgage-backed securities:
     After 1 but within 5 years ..........................   $ 1,441,738      6.27%
     After 5 but within 10 years .........................     1,613,360      6.41%
     After 10 years ......................................       298,967      6.00%
          Total ..........................................   $ 3,354,065      6.31%

Municipal securities:
    Within 1 year ........................................   $   150,000      4.23%
     After 1 but within 5 years ..........................       447,434      6.72%
     After 5 but within 10 years .........................       869,058      4.76%
          Total ..........................................   $ 1,466,492      6.01%

Other bonds:
     After 1 but within 5 years ..........................   $    25,000      6.30%

Other securities with no maturity or stated face rate ....   $ 1,500,806

The Company does not use any financial instruments referred to as derivatives to manage interest rate risk.

C. Investment Concentrations

As of June 30, 1998, there existed no security in the investment portfolio above (other than U.S. Government and U.S. Government agencies) that exceeded 10% of stockholders' equity at that date.

III. Loan Portfolio.

A. Types of Loans

The composition of the loan portfolio at June 30, 1998, 1997, 1996, 1995 and 1994 is presented as follows:

                                           1998             1997             1996              1995             1994
                                      ---------------------------------------------------------------------------------
Commercial ........................   $  99,097,297    $  68,634,556    $  40,338,645    $  24,748,659    $  10,509,745
Real estate .......................      31,145,517       20,293,440        9,011,608        2,879,530          354,035
Installment and other
   Consumer .......................      32,732,322       19,437,433        7,459,467        1,903,681        3,879,388
                                      ---------------------------------------------------------------------------------
     Total loans ..................     162,975,136      108,365,429       56,809,720       31,507,577       12,767,461
Less allowance for
   Estimated losses on loans ......      (2,349,838)      (1,632,500)        (852,500)        (472,475)        (191,500)
                                      ---------------------------------------------------------------------------------
     Net loans ....................   $ 160,625,298    $ 106,732,929    $  55,957,220    $  31,035,102    $  12,575,961
                                      =================================================================================

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents consolidated loan maturities by yearly ranges. Also included for loans after one year are the amounts that have predetermined interest rates and floating or adjustable rates.

                                                                             Maturities       After One Year
                                                                           --------------     --------------
At June 30, 1998          Due in one      Due after one      Due after     Predetermined        Adjustable
                         year or less    through 5 years      5 years      interest rates     interest rates
                        -------------    ---------------   ------------    --------------     --------------
Commercial              $  34,796,849     $ 42,324,290     $ 21,976,158    $  51,814,664      $  12,485,784
Real estate                 2,947,680        1,300,852       26,896,985       12,245,661         15,952,176
Installment and
   other consumer           5,596,595       23,762,290        3,373,437       25,440,774          1,694,953
                         ------------     ------------     ------------    -------------      -------------
     Totals              $ 43,341,124     $ 67,387,432     $ 52,246,580    $  89,501,099      $  30,132,913
                         ============     ============     ============    =============      =============

C. Risk Elements

1. Nonaccrual, Past Due and Renegotiated Loans.

                             1998          1997         1996         1995        1994
                          --------------------------------------------------------------
Loans accounted for on
   Nonaccrual basis ...   $1,025,761   $  230,591   $        0   $        0   $        0
Accruing loans past due
   90 days or more ....      259,277      223,966      306,774        1,678            0
Troubled debt
   Restructurings .....            0            0            0            0            0
                          --------------------------------------------------------------
     Total ............   $1,285,038   $  454,557   $  306,774   $    1,678   $        0
                          ==============================================================

III. Loan Portfolio.

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

2. Potential Problem Loans. To management's best knowledge, there are no such significant loans that have not been disclosed in the above table.

3.   Foreign Outstandings. None

4. Loan Concentrations. No individual real estate property or mortgage amounts to 10% or more of consolidated assets.

D.   Other Interest Bearing Assets

There are no interest bearing assets required to be disclosed here.

IV.  Summary of Loan Loss Experience.

A.   Analysis of the Allowance for Estimated Losses on Loans

The following table summarizes activity in the allowance for estimated losses on loans of the Company for the fiscal years ending June 30, 1998, 1997, 1996, 1995 and 1994:

                                                1998              1997              1996              1995              1994
                                           -------------------------------------------------------------------------------------
Average amount of loans outstanding,
   before allowance for estimated
   losses on loans
                                           $ 141,974,417     $  81,251,090     $  44,749,454     $  23,451,527     $   3,433,648

Allowance for estimated losses on loans:
Balance, beginning of fiscal year ......   $   1,632,500     $     852,500     $     472,475     $     191,500     $           0
 Charge-offs:
     Commercial ........................         (62,763)          (26,141)         (117,555)                0                 0
      Real estate ......................               0                 0                 0                 0                 0
      Installment and other
         consumer ......................        (142,471)          (38,772)           (2,817)           (1,725)                0
                                           -------------------------------------------------------------------------------------
     Subtotal charge-offs ..............        (205,234)          (64,913)         (120,372)           (1,725)                0
                                           -------------------------------------------------------------------------------------
 Recoveries:
     Commercial ........................          13,146               266                 0                 0                 0
      Real estate ......................               0                 0                 0                 0                 0
      Installment and other
         consumer ......................           7,450               256                 0               100                 0
                                           -------------------------------------------------------------------------------------
     Subtotal recoveries ...............          20,596               522                 0               100                 0
                                           -------------------------------------------------------------------------------------

     Net charge-offs ...................        (184,638)          (64,391)         (120,372)           (1,625)                0
                                           -------------------------------------------------------------------------------------

Provision charged to expense ...........         901,976           844,391           500,397           282,600           191,500
                                           -------------------------------------------------------------------------------------

Balance, end of fiscal year ............   $   2,349,838     $   1,632,500     $     852,500     $     472,475     $     191,500
                                           =====================================================================================
Ratio of net charge-offs to
   Average loans outstanding ...........            0.13%             0.08%             0.27%             0.01%             0.00%


IV. Summary of Loan Loss Experience.

B. Allocation of the Allowance for Estimated Losses on Loans

The following table presents the allowance for estimated losses on loans by type of loans and the percentage of loans in each category to total loans:

                                               1998                    1997
                                     ------------------------ ------------------------
                                                % of Loans to            % of Loans to
                                       Amount    Total Loans     Amount   Total Loans
                                     ------------------------ ------------------------
Commercial and industrial ........   $1,213,439     60.81%$   $  799,566     63.34%
Real estate ......................       79,198     19.11%        66,742     18.73%
Consumer .........................      515,489     20.08%       387,096     17.93%
Unallocated ......................      541,712        N/A       379,096        N/A
                                     ----------------------------------------------
     Total .......................   $2,349,838     100.00%   $1,632,500    100.00%
                                     ==============================================

                                          1996                       1995
                                   -----------------------  --------------------------
                                            % of Loans to                % of Loans to
                                    Amount   Total Loans     Amount        Total Loans
                                   -----------------------  --------------------------

Commercial and industrial .....    $      0    71.01%       $      0         78.55%
Real estate ...................           0    15.86%              0          9.14%
Consumer ......................           0    13.13%              0         12.31%
Unallocated ...................     852,500       N/A        472,475            N/A
     Total ....................    $852,500   100.00%       $472,475        100.00%

                                           1994
                                   ------------------------
                                              % of Loans to
                                     Amount    Total Loans
                                   ------------------------
Commercial and industrial .....    $       0     82.32%
Real estate ...................            0      2.77%
Consumer ......................            0     14.91%
Unallocated ...................      191,500        N/A
     Total ....................     $191,500    100.00%

V. Deposits.

The average amount of and average rate paid for the categories of deposits for the fiscal years 1998, 1997 and 1996 are disclosed in the consolidated average balance sheets and can be found on page 3 of Appendix B.

Included in interest bearing deposits at June 30, 1998, 1997 and 1996 were certificates of deposit totaling $31,937,377, $22,978,123 and $13,720,210, respectively, that were $100,000 or greater. Maturities of these certificates were as follows:

                                        1998            1997             1996
                                     -------------------------------------------

One to three months ............     $ 8,633,273     $10,745,903     $ 5,984,277
Three to six months ............       9,647,980       4,324,058       1,931,085
Six to twelve months ...........      10,997,407       4,131,882       3,494,877
Over twelve months .............       2,658,717       3,776,280       2,309,971
                                     -------------------------------------------
     Total certificates of
       deposit greater than
       $100,000 ................     $31,937,377     $22,978,123     $13,720,210
                                     ===========================================

VI. Return on Equity and Assets.

The following table presents the return on assets and equity and the equity to assets ratio of the Company for the years ended June 30, 1998 and 1997.

                                 1998               1997               1996
                           ----------------------------------------------------

Average total assets ...   $   209,373,383    $   141,797,885    $   96,971,783
Average equity .........   $    16,690,420    $    12,978,982    $   11,730,416
Net income .............   $     2,393,272    $     1,219,336    $      682,588
Return on average assets             1.14%              0.86%             0.70%
Return on average equity            14.34%              9.39%             5.82%
Average equity to assets
  ratio ................             7.97%              9.15%            12.10%
  ratio

VII. Short Term Borrowings.

The information  requested is not required  because the average balance of short
term   borrowings   outstanding   during  fiscal  1998  was  less  than  30%  of
stockholders' equity at June 30, 1998.

                                INDEX TO EXHIBITS

                                              Incorporated
                                              Herein by in              Filed     Sequential
Exhibit No.        Description                 Reference To            Herewith     Page No.
---------------------------------------------------------------------------------------------
  3.1         Certificate of                Exhibit 3.1 to the
              Incorporation of Quad         Registration
              City Holdings, Inc., as       Statement of Quad
              amended                       City Holdings, Inc.
                                            on Form SB-2, File
                                            No. 33-67028

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

  4.2         Certificate of Designation                                  X
              of Series A Preferred Stock

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

                                              Incorporated
                                              Herein by in              Filed     Sequential
Exhibit No.        Description                 Reference To            Herewith     Page No.
---------------------------------------------------------------------------------------------

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

 10.8         Lease/Option                  Exhibit 10.8 to the
              Agreement between             Registration
              Quad City Holdings, Inc.      Statement of Quad
              and Kaizen, Inc.              City Holdings, Inc.
                                            on Form SB-2, File
                                            No. 33-67028
 10.9         Lease Agreement between                                      X
              Quad City Bank and
              Trust Company and
              Kaizen, Inc.

 10.10        Employment Agreement                                         X
              between Quad City
              Holdings, Inc. and
              John W. Schricker

 10.11        Loan Agreement between                                       X
              Quad City Holdings, Inc.
              and LaSalle National Bank

 10.12        First Amendment to Loan                                      X
              Agreement between
              Quad City Holdings, Inc.
              and LaSalle National Bank

 10.13        Second Amendment to Loan                                     X
              Agreement between
              Quad City Holdings, Inc.
              and LaSalle National Bank

 10.14        Replacement Revolving Credit                                 X
              Note Agreement between
              Quad City Holdings, Inc.
              and LaSalle National Bank

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


