Form 10-Q
period 1998-09-30
QUAD CITY HOLDINGS INC
filed 1998-11-16
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[ x ] Quarterly  report  pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the quarterly period ended September 30, 1998

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
      For the transition period from                   to
                                       ---------------   -----------------------

        Commission file number    0-22208


                            Quad City Holdings, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                             42-1397595
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

               3551 7th Street, Suite 100, Moline, Illinois 61265
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (309) 736-3580
                           ---------------------------
                           (Issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,520,474 as of November 13, 1998

                   QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                          Page
                                                                         Number


Part I     FINANCIAL INFORMATION

           Item 1     Consolidated Financial Statements (Unaudited)

                      Consolidated Balance Sheets,
                      September 30, 1998 & June 30, 1998

                      Consolidated Statements of Income,
                      For the Three Months Ended September 30, 1998 and 1997

                      Consolidated Statements of Cash Flows,
                      For the Three Months Ended September 30, 1998 and 1997

                      Notes to Consolidated Financial Statements

           Item 2     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

Part II    OTHER INFORMATION

           Item 1          Legal Proceedings

           Item 2          Changes in Securities and Use of Proceeds

           Item 3          Defaults Upon Senior Securities

           Item 4          Submission of Matters to a Vote of Security Holders

           Item 5          Other Information

           Item 6          Exhibits and Reports on Form 8-K

           Signatures

                               QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  September 30, 1998 and June 30, 1998

                                                                     September 30,       June 30,
                                                                           1998           1998
                                                                      ------------    ------------
ASSETS
Cash and due from banks                                               $  7,697,861    $ 11,640,813
Federal funds sold                                                      27,150,000      22,960,000
Certificates of deposit at financial institutions                       10,633,581       8,366,123

Securities held to maturity, at amortized cost                           2,176,314       2,380,309
Securities available for sale, at fair value                            32,237,527      32,238,245
                                                                      ------------    ------------
     Total securities                                                   34,413,841      34,618,554
                                                                      ------------    ------------

Loans receivable                                                       176,371,793    162,975,136
Less: Allowance for estimated losses on loans                           (2,531,201)    (2,349,838)
                                                                      ------------   ------------
     Net loans receivable                                              173,840,592    160,625,298
                                                                      ------------   ------------

Premises and equipment, net                                              7,614,372      7,660,268
Accrued interest receivable                                              1,939,066      1,773,223
Other assets                                                             1,485,709      2,506,710
                                                                      ------------   ------------
        Total assets                                                  $264,775,022   $250,150,989
                                                                      ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing deposits                                       $ 29,992,138   $ 26,605,138
   Interest-bearing deposits                                           181,163,210    170,778,826
                                                                      ------------   ------------
     Total deposits                                                    211,155,348    197,383,964
                                                                      ------------   ------------

Federal funds purchased                                                        - -      2,000,000
Federal Home Loan Bank advances                                         26,082,220     24,667,174
Other borrowings                                                         2,500,000      1,500,000
Other liabilities                                                        5,132,060      5,497,633
                                                                      ------------   ------------
        Total liabilities                                              244,869,628    231,048,771
                                                                      ------------   ------------

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000; shares
  issued and outstanding 25                                                     25             25
Common stock,  $1 par value;  shares  authorized 2,500,000;
  shares issued and outstanding September, 1998, 1,520,474;
  June, 1998, 1,510,374                                                  1,520,474      1,510,374
Additional paid-in capital                                              15,116,397     15,014,884
Retained earnings                                                        3,003,264      2,564,443
                                                                      ------------   ------------
                                                                        19,640,160     19,089,726
Accumulated other comprehensive income, unrealized gains on
  securities available for sale, net                                        265,234         12,492
                                                                      ------------   ------------
        Total stockholders' equity                                      19,905,394     19,102,218
                                                                      ------------   ------------

        Total liabilities and stockholders' equity                    $264,775,022   $250,150,989
                                                                      ============   ============

See Notes to Consolidated Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         Three Months Ended September 30

                                                             Three Months Ended September 30,
                                                                   1998         1997
                                                             --------------------------------

Interest income:
     Interest and fees on loans .............................   $3,713,870   $2,617,161
     Interest and dividends on securities ...................      508,078      499,436
     Interest on federal funds sold .........................      403,256       89,116
     Other interest .........................................      159,810       99,394
                                                                ----------   ----------
          Total interest income .............................    4,785,014    3,305,107
                                                                ----------   ----------

Interest expense:
      Interest on deposits ..................................    2,237,902    1,492,958
      Interest on borrowings ................................      455,077      264,314
                                                                ----------   ----------
          Total interest expense ............................    2,692,979    1,757,272
                                                                ----------   ----------

          Net interest income ...............................    2,092,035    1,547,835

 Provision for loan losses ..................................      252,000      304,355
                                                                ----------   ----------
          Net interest income after provision for loan losses    1,840,035    1,243,480
                                                                ----------   ----------

Noninterest income:
     Merchant credit card fees, net of processing costs .....      193,627      418,734
     Trust department fees ..................................      313,705      247,329
     Deposit service fees ...................................      100,280       62,422
     Gains on sales of loans, net ...........................      270,548      100,004
     Investment securities gains, net .......................            0            0
     Gain on restructuring of merchant broker agreement .....      183,000            0
     Other ..................................................      129,906       94,006
                                                                ----------   ----------
          Total noninterest income ..........................    1,191,066      922,495
                                                                ----------   ----------

Noninterest expenses:
     Salaries and employee benefits .........................    1,366,456      967,293
     Professional and data processing fees ..................      139,941      121,675
     Advertising and marketing ..............................       86,490       51,922
     Occupancy and equipment expense ........................      351,665      201,898
     Stationery and supplies ................................       73,205       36,692
     Provision for merchant credit card losses ..............        1,963       25,125
     Postage and telephone ..................................       70,381       45,400
     Other ..................................................      211,728      156,828
                                                                ----------   ----------
          Total noninterest expenses ........................    2,301,829    1,606,833
                                                                ----------   ----------

Income before income taxes ..................................      729,272      559,142
Federal and state income taxes ..............................      290,451      218,200
                                                                ----------   ----------
          Net income ........................................   $  438,821   $  340,942
                                                                ==========   ==========

Earnings per common share:
          Basic .............................................   $     0.29   $     0.23
          Diluted ...........................................   $     0.27   $     0.22
          Weighted average common shares outstanding ........    1,518,876    1,462,824
          Weighted average common and common equivalent
                shares outstanding ..........................    1,612,046    1,551,728

Comprehensive income ........................................   $  691,563   $  411,564

See Notes to Consolidated Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                    Three Months Ended September 30,
                                                                                         1998             1997
                                                                                    ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income ..............................................................   $    438,821    $    340,942
          Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
            Depreciation ..........................................................        147,226          97,497
            Provision for loan losses .............................................        252,000         304,355
            Provision for merchant credit card losses .............................          1,963          25,125
           (Accretion of discounts) on securities, net ............................           (533)         (4,526)
            Loans originated for sale .............................................    (20,603,450)     (7,514,145)
            Proceeds on sales of loans ............................................     21,413,051       5,824,149
            Net gains on sales of loans ...........................................       (270,548)       (100,004)
            Gain on restructuring of merchant broker agreement ....................       (183,000)              0
            (Increase) in accrued interest receivable .............................       (165,843)        (16,621)
            (Increase) decrease in other assets ...................................      1,021,001        (452,097)
            (Decrease) in other liabilities .......................................       (315,942)     (2,407,154)
                                                                                      ------------    ------------
               Net cash provided by (used in) operating activities ................   $  1,734,746    $ (3,902,479)
                                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Net (increase) decrease in federal funds sold ...........................     (4,190,000)      6,950,000
          Net (increase) in certificates of deposits at financial institutions ....     (2,267,458)       (208,109)
          Purchase of securities available for sale ...............................     (3,525,284)     (1,284,294)
          Proceeds from calls and maturities of securities ........................      3,750,000       1,000,000
          Proceeds from paydowns on securities ....................................        364,678         187,333
          Net loans originated ....................................................    (14,006,347)    (19,450,100)
          Purchase of premises and equipment ......................................       (101,330)       (243,113)
                                                                                      ------------    ------------
               Net cash used in investing activities ..............................   $(19,975,741)   $(13,048,283)
                                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in deposit accounts ........................................     13,771,384       9,326,984
          Net (decrease) in federal funds purchased ...............................     (2,000,000)              0
          Proceeds from Federal Home Loan Bank advances ...........................      4,032,120       8,500,000
          Payments on Federal Home Loan Bank advances .............................     (2,617,074)        (44,253)
          Net increase in other borrowings ........................................      1,000,000               0
          Proceeds from issuance of preferred stock ...............................              0       1,000,000
          Proceeds from issuance of common stock ..................................        111,613               0
                                                                                      ------------    ------------
               Net cash provided by financing activities ..........................   $ 14,298,043    $ 18,782,731
                                                                                      ------------    ------------

               Net increase (decrease) in cash and due from banks .................     (3,942,952)      1,831,969
               Cash and due from banks, beginning .................................     11,640,813       6,953,463
                                                                                      ------------    ------------
               Cash and due from banks, ending ....................................   $  7,697,861    $  8,785,432
                                                                                      ============    ============
Supplemental disclosure of cash flow information, cash payments for:
          Interest ................................................................   $  2,529,291    $  1,589,664
                                                                                      ============    ============
          Income/franchise taxes ..................................................   $     80,000    $    265,000
                                                                                      ============    ============
Supplemental schedule of noncash investing activities:
          Change in unrealized gains (losses) on securities available for sale, net   $    252,742    $     70,622
                                                                                      ============    ============
                                                                                      ============    ============

See Notes to Consolidated Financial Statements

Part I
Item 1


                            QUAD CITY HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Results for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Quad City Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company (the "Bank") and Quad City Bancard, Inc. ("Bancard"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                                         Three months ended
                                                            September 30,
                                                     ---------------------------
                                                       1998              1997
                                                     ----------       ----------
Net income, basic and diluted
      earnings ...............................       $  438,821       $  340,942
                                                     ==========       ==========
Weighted average common shares
      outstanding ............................        1,518,876        1,462,824
Weighted average common shares
     Issuable upon exercise of stock
     Options and warrants ....................           93,170           88,904
                                                     ----------       ----------
Weighted average common and
     Common equivalent shares
     Outstanding .............................        1,612,046        1,551,728
                                                     ==========       ==========

Part I
Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

      Quad City Holdings, Inc. (the "Company") is the parent company of Quad City Bank and Trust Company (the "Bank"), which commenced operations in January 1994. The Bank is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full-service commercial and consumer banking services in Bettendorf and Davenport, Iowa and Moline, Illinois and in adjacent communities.

      Quad City Bancard, Inc. ("Bancard") provides merchant credit card processing services. Bancard has contracted with an independent sales organization ("ISO") that markets credit card services to merchants throughout the country. The current contract expires in June 1999. At September 30, 1998 approximately 12,500 merchants were processing transactions with Bancard.

      The Company has a fiscal year end of June 30.

FINANCIAL CONDITION

      Total assets of the Company increased by $14,624,033 or 5.85% to $264,775,022 at September 30, 1998 from $250,150,989 at June 30, 1998. The growth primarily resulted from an increase in deposits received from customers and from Federal Home Loan Bank ("FHLB") advances.

      Cash and due from banks decreased by $3,942,952 or 33.87% to $7,697,861 at September 30, 1998 from $11,640,813 at June 30, 1998 and represented both cash maintained at the Bank, as well as funds that the Bank and the Company had deposited in other banks in the form of demand deposits.

      Federal funds sold are inter-bank funds with daily liquidity. At September 30, 1998, the Bank had $27,150,000 invested in such funds. This amount increased by $4,190,000 or 18.25% from $22,960,000 at June 30, 1998.

      Certificates of deposit at financial institutions increased by $2,267,458 or 27.10% to $10,633,581 at September 30, 1998 from $8,366,123 at June 30, 1998.
The Bank continued to make new deposits in other banks in the form of certificates of deposit.

      Securities decreased by $204,713 or 0.59% to $34,413,841 at September 30, 1998 from $34,618,554 at June 30, 1998. The decrease was the result of a number of transactions in the securities portfolio. Additional securities, classified as available for sale, were purchased in the amount of $3,525,284. The accretion of discounts, net of the amortization of premiums, was $533, and the increase in unrealized gains on securities available for sale, before applicable income tax, was $384,148. The increase was offset by paydowns received on mortgage-backed securities of $364,678 and the maturities and calls of securities in the amount of $3,750,000.

      Loans receivable increased by $13,396,657 or 8.22% to $176,371,793 at September 30, 1998 from $162,975,136 at June 30, 1998. The increase was the result of the origination or purchase of $47,717,369 of commercial business, consumer and real estate loans, less loan repayments and payments on sales of loans of $34,229,808. The majority of residential real estate loans originated by the Bank were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans.

      The allowance for estimated losses on loans at September 30, 1998 was $2,531,201, representing approximately 1.4% of gross loans outstanding. Similarly, the allowance for estimated losses on loans at June 30, 1998 was approximately 1.4% of gross loans outstanding, or $2,349,838. Although management believes that the allowance for estimated losses on loans at September 30, 1998 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future.

      Premises and equipment decreased by $45,896 or 0.60% to $7,614,372 at September 30, 1998 from $7,660,268 at June 30, 1998. The decrease resulted from depreciation expense offset by the purchase of additional furniture, fixtures and equipment for the Bank and Bancard.

      Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $165,843 or 9.35% to $1,939,066 at September 30, 1998 from $1,773,223 at June 30, 1998. The increase was primarily due to greater average outstanding balances in interest-bearing assets.

      Other assets decreased by $1,021,001 or 40.73% to $1,485,709 at September 30, 1998 from $2,506,710 at June 30, 1998. Other assets consisted mainly of miscellaneous receivables, prepaid expenses and accrued trust department income. The substantial decrease reflected a $1,344,086 decrease in receivables due to Bancard, which was a result of the timing of the receipt of funds from Visa and Mastercard and the subsequent payout to merchants.

      Deposits increased by $13,771,384 or 6.98% to $211,155,348 at September 30, 1998 from $197,383,964 at June 30, 1998. The increase resulted from a $5,972,121 net increase in non-interest bearing, NOW, money market and other savings accounts and a $7,799,263 net increase in certificates of deposit.

      Federal funds purchased decreased from $2,000,000 at June 30, 1998 to $0 at September 30, 1998. The Bank, on occasion, makes a purchase of Federal funds for the short term from some of its correspondent banks.

      FHLB advances increased by $1,415,046 or 5.74% to $26,082,220 at September 30, 1998 from $24,667,174 at June 30, 1998. As a result of its membership in the FHLB of Des Moines, the Bank has the ability to borrow funds for short or long-term purposes under a variety of programs. The increase was primarily attributable to the fact that the use of the advances enabled the Bank to hedge against the possibility of rising interest rates.

      Other borrowings increased by $1,000,000 or 66.67% to $2,500,000 at September 30, 1998 from $1,500,000 at June 30, 1998. Other borrowings of $2,500,000 consisted of the amount outstanding on a revolving credit note with a third party lender, which is secured by all the outstanding stock of the Bank. On July 1, 1998, the Company amended the credit note for a total amount of $4,500,000 extending the expiration date to July 1, 2000. The borrowed funds were utilized to provide additional capital to the Bank to maintain an 8% aggregate capital ratio.

      Other liabilities decreased by $365,573 or 6.65% to $5,132,060 at September 30, 1998 from $5,497,633 at June 30, 1998. Other liabilities was comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits.

      Preferred stock of $25 at both September 30, 1998 and June 30, 1998 represented 25 shares at $1.00 par value of the Company's perpetual, nonvoting preferred stock.

      Common stock increased by $10,100 or 0.67% to $1,520,474 at September 30, 1998 from $1,510,374 at June 30, 1998. The increase was the result of the issuance of 10,100 shares at $1.00 par value of the Company's common stock through the exercise of warrants and options.

      Additional paid-in capital increased by $101,513 or 0.68% to $15,116,397 at September 30, 1998 from $15,014,884 at June 30, 1998. The increase resulted from cash received in excess of the par value for the 10,100 shares of common stock.

      Retained earnings increased by $438,821 or 17.11% to $3,003,264 at September 30, 1998 from $2,564,443 at June 30, 1998 to reflect net income for the three months.

      Unrealized gains and losses on securities available for sale, net of related income taxes, was a $265,234 gain at September 30, 1998 as compared to a $12,492 gain at June 30, 1998. The increase was attributable to the increase during the quarter in fair value of the securities identified as available for sale.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

      Net income for the three-month period ended September 30, 1998 was $438,821 as compared to net income of $340,942 for the same period in 1997 for an increase of $97,879 or 28.71%.

      Interest income increased by $1,479,907 from $3,305,107 for the three month period ended September 30, 1997 to $4,785,014 for the three month period ended September 30, 1998. The 44.78% rise in interest income was primarily attributable to greater average outstanding balances in interest earning assets.

      Interest expense increased by $935,707 from $1,757,272 for the three month period ended September 30, 1997 to $2,692,979 for the three month period ended September 30, 1998. The 53.25% increase in interest expense was primarily attributable to greater average outstanding balances in interest bearing liabilities.

      The Company had an allowance for estimated losses on loans of approximately 1.4% of total loans at September 30, 1998 and 1997. The provision for loan losses decreased by $52,355 from $304,355 for the three month period ended September 30, 1997 to $252,000 for the three month period ended September 30, 1998. The primary loan growth for the quarter was in the real estate and commercial loan portfolios as opposed to the consumer loan portfolio, which carries a greater degree of risk. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is, in part, dependent upon the ability to maintain that quality. The Company intends to continue to closely monitor the loan portfolio and currently does not anticipate any material losses.

      Other income increased by $268,571 from $922,495 for the three month period ended September 30, 1997 to $1,191,006 for the three month period ended September 30, 1998. Other income at September 30, 1998 and 1997 consisted of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The increase was primarily due to increased loan sales activity in the residential real estate department of the Bank and the recognition of deferred income resulting from a gain on the restructuring of Bancard's merchant broker agreement.

      In June 1998, the Company recognized $2,168,000 of income as the result of signing a new merchant broker agreement with its current ISO. The term of the new agreement is for a one-year period, and replaced a prior agreement that had an expiration date in the year 2002. In consideration for reducing the term from four years to one year, the Company received total compensation of $2,900,000, which was recognized in income during the Company's last fiscal year. During this first fiscal quarter, $183,000 was recognized in income related to this transaction. The remaining $549,000 will be recognized in income during the remainder of the fiscal year ending June 30,1999. Additionally, the Company is receiving a monthly fee of $25,000 for servicing the current merchants during the remaining term of the agreement. In future years, if an agreement with another ISO is not established, there could be a significant reduction in income. It is the Company's intent, however, to actively pursue relationships with one or more ISOs.

      Merchant credit card fees, net of processing costs, decreased by $225,107 from $418,734 for the three month period ended September 30, 1997 to $193,627 for the three month period ended September 30, 1998. Bancard continued the process of restructuring its merchant portfolio to focus on smaller merchants with less risk and as a result experienced reduced earnings.

      The main components of other expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both periods. Other expenses for the three months ended September 30, 1998 were $2,301,829 as compared to $1,606,833 for the same period in 1997, or an increase of $694,996.

      From September 30, 1997 to September 30, 1998, salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the three months ended September 30, 1998, total salaries and benefits increased to $1,366,456 or $399,163 over the 1997 quarter total of $967,293. The change was primarily attributable to the addition of eleven new Bank employees during the quarter and increased commission expense in the real estate department proportionate to the large volume of loan originations and subsequent loan sales.

      The provision for income taxes was $290,451 for the three-month period ended September 30, 1998 compared to $218,200 for the three-month period ended September 30, 1997 for an increase of $72,251 or 33.11%.

OTHER DEVELOPMENTS

      Construction of the Davenport full service banking facility was completed in July 1996 to provide for the convenience of customers and to expand the Bank's market territory. The two-story building is in two segments that are separated by an atrium. The Bank owns the south half of the building, while the developer owns the northern portion. The Bank occupies its first floor and utilizes the basement for the operations and item processing department, as well as storage. The second floor is leased to two law firms. In addition, the residential real estate department of the Bank began leasing approximately 2,500 square feet in the attached building across the first floor atrium in January 1998.

      Renovation of a third full service banking facility was completed in February 1998 at the historic Velie Plantation Mansion located near the intersection of 7th Street and John Deere Road in Moline, Illinois near the Rock Island/Moline border. The developer owns the building and both the Bank and Bancard are major tenants. Bancard relocated its operations to the lower level of the 35,000 square foot building in December 1997. The Bank began its operations on the first floor of the building on February 17, 1998. The Bank is leasing the entire first floor of the building, and is subleasing approximately 3,500 square feet to a non-related entity for the first twenty-four months of the lease contract.

YEAR 2000 COMPLIANCE

      The Year 2000 has posed a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operational programs may be unable to distinguish the Year 2000 from the Year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. Financial institutions are particularly vulnerable due to the industry's dependence on electronic data processing systems. In 1997, the Company started the process of identifying the hardware and software issues required to be addressed to assure Year 2000 compliance. The Company began by assessing the issues related to the Year 2000 and the potential for those issues to adversely affect the Company's operations and those of its subsidiaries.

      Since that time, the Company has established a Year 2000 committee to deal with this issue. The committee meets with and utilizes various representatives from key areas throughout the organization to aid in analysis and testing. It is the mission of this committee to identify areas subject to complications related to the Year 2000 and to initiate remedial measures designed to eliminate any adverse effects on the Company's operations. The committee has identified all mission-critical software and hardware that may be adversely affected by the Year 2000 and has required vendors to represent that the systems and products provided are or will be Year 2000 compliant.

      The Company licenses all software used in conducting its business from third party vendors. None of the Company's software has been internally developed. The Company has developed a comprehensive list of all software, all hardware and all service providers used by the Company. Every vendor has been contacted regarding the Year 2000 issue, and the Company continues to closely track the progress each vendor is making in resolving the problems associated with the issue. The vendor of the primary software in use at the Company released its Year 2000 compliant software in May 1998. Testing standards were formulated and comprehensive testing is now underway with an estimated completion date for testing of March 31, 1999. The Company actively takes part in a peer users group to aid the testing process. Users of the primary software meet regularly to discuss Year 2000 testing issues and results. In addition, the Company continues to monitor all other major vendors of services to the Company for Year 2000 issues in order to avoid shortages of supplies and services in the coming months. The Company has not had any material delay regarding its information systems projects as a result of the Year 2000 project.

      There are four third party utilities with which the Company has an important relationship, i.e. Ameritech, McLeod and US West (phone service), and MidAmerican Energy Corporation (electricity and natural gas). The Company has not identified any practical, long-term alternatives to relying on these companies for basic utility services. In the event that the utilities significantly curtailed or interrupted their services to the Company, it would have a significant adverse effect on the Company's ability to conduct business.

      The Company also has tested such things as vault doors, alarm systems, networks, etc. and is not aware of any significant problems with such systems.

      The Company's cumulative costs of the Year 2000 project through the first quarter of fiscal 1999 have been $57,600. The estimated total cost of the Year 2000 project is $200,000. This includes costs to upgrade equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures. At the present time, no situations that will require material cost expenditures to become fully compliant have been identified. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

      It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone service; however, such costs could be substantial.

      The Company is committed to a plan for achieving compliance, focusing not only on its own data processing systems, but also on its loan customers. The Year 2000 committee has taken steps to educate and assist its customers with identifying their Year 2000 compliance problems. In addition, the management committee has proposed policy and procedure changes to help identify potential risks to the Company and to gain an understanding of how customers are managing the risks associated with the Year 2000. The Company is assessing the impact, if any, the Year 2000 will have on its credit risk and the loan underwriting. In connection with potential credit risk related to the Year 2000 issue, the Company has contacted its large commercial loan customers regarding their level of preparedness for the Year 2000.

      The Company has developed contingency plans for various Year 2000 problems and continues to revise those plans based on testing results and vendor notifications.

RECENT REGULATORY DEVELOPMENTS/YEAR 2000

      The federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally insured depository institutions.

      The  guidelines  were  issued  under  section  39 of the  Federal  Deposit
Insurance Act, as amended (the "FDIA"), which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in section 39 of the FDIA, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board has issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Management believes that adoption of this Statement will not have a material effect on the consolidated financial statements.

      The Financial Accounting Standards Board has issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which is effective for fiscal quarters beginning after December 15, 1998. This Statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests as held to maturity, available for sale, or trading based on its ability and intent to sell or hold those investments. Management believes that adoption of this Statement will not have a material effect on the consolidated financial statements.

Part II


                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 1          Legal Proceedings

Item 2          Changes in Securities and Use of Proceeds

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


                                QUAD CITY HOLDINGS, INC.
                                     (Registrant)


Date   November 13, 1998        By: /s/ Douglas M. Hultquist
                                    --------------------------------------------
                                    Douglas M. Hultquist, President





Date   November 13, 1998           /s/ Michael A. Bauer
                                   ---------------------------------------------
                                   Michael A. Bauer, Chairman




Date   November 13, 1998           /s/ Douglas M. Hultquist
                                   ---------------------------------------------
                                   Douglas M. Hultquist, President
                                   Principal Executive, Financial and
                                   Accounting Officer