Form 10-Q
period 1998-12-31
QUAD CITY HOLDINGS INC
filed 1999-02-12
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[ x ] Quarterly  report  pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the quarterly period ended December 31, 1998

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
      For the transition period from                       to
                                     --------------------   --------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ x ] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes [  ]  No [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,280,846 as of February 12, 1999

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                           Page
                                                                          Number


Part I     FINANCIAL INFORMATION

           Item 1     Consolidated Financial Statements (Unaudited)

                      Consolidated Balance Sheets,
                      December 31, 1998 & June 30, 1998

                      Consolidated Statements of Income,
                      For the Three Months Ended December 31, 1998 and 1997

                      Consolidated Statements of Income,
                      For the Six Months Ended December 31, 1998 and 1997

                      Consolidated Statements of Cash Flows,
                      For the Six Months Ended December 31, 1998 and 1997

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

           Item 5          Other Information

           Item 6          Exhibits and Reports on Form 8-K

           Signatures

QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
December 31, 1998 and June 30, 1998

                                                                    December 31,       June 30,
                                                                        1998             1998
                                                                   ------------------------------
ASSETS
Cash and due from banks ........................................   $  10,409,017    $  11,640,813
Federal funds sold .............................................      27,475,000       22,960,000
Certificates of deposit at financial institutions ..............      12,046,201        8,366,123
Securities held to maturity, at amortized cost .................       1,803,163        2,380,309
Securities available for sale, at fair value ...................      37,285,049       32,238,245
                                                                   ------------------------------
     Total securities ..........................................      39,088,212       34,618,554
                                                                   ------------------------------

Loans receivable ...............................................     187,156,061      162,975,136
Less: Allowance for estimated losses on loans ..................      (2,628,952)      (2,349,838)
                                                                   ------------------------------
     Net loans receivable ......................................     184,527,109      160,625,298
                                                                   ------------------------------

Premises and equipment, net ....................................       7,497,135        7,660,268
Accrued interest receivable ....................................       1,821,646        1,773,223
Other assets ...................................................       2,918,760        2,506,710
                                                                   ------------------------------

        Total assets ...........................................   $ 285,783,080    $ 250,150,989
                                                                   ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing deposits ................................   $  41,696,121    $  26,605,138
   Interest-bearing deposits ...................................     189,713,227      170,778,826
                                                                   ------------------------------
     Total deposits ............................................     231,409,348      197,383,964
                                                                   ------------------------------

Federal funds purchased ........................................               0        2,000,000
Federal Home Loan Bank advances ................................      26,871,547       24,667,174
Other borrowings ...............................................       2,500,000        1,500,000
Other liabilities ..............................................       4,470,662        5,497,633
                                                                   ------------------------------
        Total liabilities ......................................     265,251,557      231,048,771
                                                                   ------------------------------

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000; shares              25               25
issued and
  outstanding 25
Common stock, $1 par value; shares authorized 5,000,000; shares issued and
  outstanding December 1998, 2,280,846; June 1998, 1,510,374 ...       2,280,846        1,510,374
Additional paid-in capital .....................................      14,356,807       15,014,884
Retained earnings ..............................................       3,621,830        2,564,443
                                                                   ------------------------------
                                                                      20,259,508       19,089,726
Accumulated other comprehensive income, unrealized gain on
  securities available for sale, net ...........................         272,015           12,492
                                                                   ------------------------------
        Total stockholders' equity .............................      20,531,523       19,102,218
                                                                   ------------------------------

        Total liabilities and stockholders' equity .............   $ 285,783,080    $ 250,150,989
                                                                   ==============================

See Notes to Consolidated Financial Statements

QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended December 31

                                                                    Three Months Ended
                                                                       December 31,
                                                                --------------------------
                                                                    1998           1997
                                                                --------------------------
Interest income:
     Interest and fees on loans .............................   $ 3,917,314    $ 2,955,441
     Interest and dividends on securities ...................       504,153        485,988
     Interest on federal funds sold .........................       354,438         78,473
     Other interest .........................................       174,056         97,930
                                                                --------------------------
          Total interest income .............................     4,949,961      3,617,832
                                                                --------------------------

Interest expense:
      Interest on deposits ..................................     2,254,491      1,646,371
      Interest on borrowings ................................       463,943        317,106
                                                                --------------------------
          Total interest expense ............................     2,718,434      1,963,477
                                                                --------------------------

          Net interest income ...............................     2,231,527      1,654,355

 Provision for loan losses ..................................       174,200        215,643
                                                                --------------------------

          Net interest income after provision for loan losses     2,057,327      1,438,712
                                                                --------------------------

Noninterest income:
     Merchant credit card fees, net of processing costs .....       217,459        316,694
     Trust department fees ..................................       372,987        278,458
     Deposit service fees ...................................       100,886         66,946
     Gains on sales of loans, net ...........................       337,375        128,300
     Investment securities gains, net
     Gain on restructuring of merchant broker agreement .....       183,000              0
     Other ..................................................       118,112         81,719
                                                                --------------------------

          Total noninterest income ..........................     1,329,819        872,117
                                                                --------------------------

Noninterest expenses:
     Salaries and employee benefits .........................     1,450,346        968,988
     Professional and data processing fees ..................       139,539        127,132
     Advertising and marketing ..............................        95,866         80,681
     Occupancy and equipment expense ........................       362,159        205,781
     Stationery and supplies ................................        65,595         47,717
     Provision for merchant credit card losses ..............          (538)        35,075
     Postage and telephone ..................................        71,192         41,989
     Other ..................................................       192,217        198,736
                                                                --------------------------
          Total noninterest expenses ........................     2,376,376      1,706,099
                                                                --------------------------

Income before income taxes ..................................     1,010,770        604,730
Federal and state income taxes ..............................       391,314        237,075
                                                                ==========================
          Net income ........................................   $   619,456    $   367,655
                                                                ==========================

Earnings per common share: *
          Basic .............................................   $      0.27    $      0.17
          Diluted ...........................................   $      0.26    $      0.16
          Weighted average common shares outstanding ........     2,280,794      2,194,236
          Weighted average common and common equivalent
                shares outstanding ..........................     2,404,968      2,354,858

Comprehensive income ........................................   $   626,237    $   393,446

* On November 30, 1998 the Company issued an additional 760,262 shares necessary to effect a 3 for 2 common stock split. Per share data has been retroactively adjusted for the split as if it occurred on July 1, 1997.

QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Six Months Ended December 31

                                                                    Six Months Ended
                                                                      December 31,
                                                                -----------------------
                                                                   1998         1997
                                                                -----------------------
Interest income:
     Interest and fees on loans .............................   $7,631,184   $5,572,602
     Interest and dividends on securities ...................    1,012,231      985,424
     Interest on federal funds sold .........................      757,694      167,589
     Other interest .........................................      333,866      197,324
                                                                -----------------------
          Total interest income .............................    9,734,975    6,922,939
                                                                -----------------------

Interest expense:
      Interest on deposits ..................................    4,492,393    3,139,329
      Interest on borrowings ................................      919,020      581,420
                                                                -----------------------

          Total interest expense ............................    5,411,413    3,720,749
                                                                -----------------------

          Net interest income ...............................    4,323,562    3,202,190

 Provision for loan losses ..................................      426,200      519,998
                                                                -----------------------
          Net interest income after provision for loan losses    3,897,362    2,682,192
                                                                -----------------------

Noninterest income:
     Merchant credit card fees, net of processing costs .....      411,086      735,428
     Trust department fees ..................................      686,692      525,787
     Deposit service fees ...................................      201,166      129,368
     Gains on sales of loans, net ...........................      607,923      228,304
     Investment securities gains, net .......................      366,000            0
     Other ..................................................      248,018      175,725
                                                               ------------------------
          Total noninterest income ..........................    2,520,885    1,794,612
                                                               ------------------------

Noninterest expenses:
     Salaries and employee benefits .........................    2,816,802    1,936,281
     Professional and data processing fees ..................      279,480      248,807
     Advertising and marketing ..............................      182,356      132,603
     Occupancy and equipment expense ........................      713,824      407,679
     Stationery and supplies ................................      138,800       84,409
     Provision for merchant credit card losses ..............        1,425       60,200
     Postage and telephone ..................................      141,573       87,389
     Other ..................................................      403,945      355,564
                                                               ------------------------
          Total noninterest expenses ........................    4,678,205    3,312,932
                                                               ------------------------

Income before income taxes ..................................    1,740,042    1,163,872
Federal and state income taxes ..............................      681,765      455,275
                                                                -----------------------
          Net income ........................................   $1,058,277   $  708,597
                                                                =======================

Earnings per common share: *
          Basic .............................................   $     0.46   $     0.32
          Diluted ...........................................   $     0.44   $     0.30
          Weighted average common shares outstanding ........    2,279,554    2,194,236
          Weighted average common and common equivalent
                shares outstanding ..........................    2,402,597    2,341,208

Comprehensive income ........................................   $1,317,800   $  734,388

* On November 30, 1998 the Company issued an additional 760,262 shares necessary to effect a 3 for 2 common stock split. Per share data has been retroactively adjusted for the split as if it occurred on July 1, 1997.

See Notes to Consolidated Financial Statements

QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended December 31

                                                                              Six Months Ended
                                                                                December 31,
                                                                       ----------------------------
                                                                            1998             1997
                                                                       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income ...............................................   $  1,058,277    $    708,597
          Adjustments to reconcile net income to net cash provided
            by (used in) operating activities:
          Depreciation ...........................................          295,313         201,161
          Provision for loan losses ..............................          426,200         519,998
          Provision for merchant credit card losses ..............            1,425          60,200
          Amortization of premiums (accretion of discounts) on
            securities, net ......................................              909          (9,425)
          Loans originated for sale ..............................      (50,843,410)    (17,838,625)
          Proceeds on sales of loans .............................       50,720,117      15,987,429
          Net gains on sales of loans ............................         (607,923)       (228,304)
          Gain on restructuring of merchant broker agreement .....         (366,000)              0
          (Increase) in accrued interest receivable ..............          (48,423)       (213,279)
          (Increase) in other assets .............................         (412,050)       (440,800)
          (Decrease) in other liabilities ........................         (798,414)       (844,557)
                                                                       ----------------------------
               Net cash provided by (used in) operating activities .   $   (573,979)   $ (2,097,605)
                                                                       ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Net (increase) in federal funds sold .....................     (4,515,000)     (2,135,000)
          Net (increase) in certificates of deposits at financial ..     (3,680,078)       (801,247)
institutions
          Purchase of securities held to maturity ..................              0        (251,413)
          Purchase of securities available for sale ................    (11,853,678)     (3,738,088)
          Proceeds from calls and maturities of securities .........      6,850,000       3,000,000
          Proceeds from paydowns on securities .....................        928,652         432,746
          Proceeds from sales of securities available for sale .....              0               0
          Net loans originated .....................................    (23,596,795)    (29,992,501)
          Purchase of premises and equipment .......................       (132,180)     (1,435,044)
                                                                       ----------------------------
               Net cash used in investing activities ...............   $(35,999,079)   $(34,920,547)
                                                                       ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in deposit accounts .........................     34,025,384      27,413,088
          Net (decrease) in federal funds purchased ................     (2,000,000)              0
          Proceeds from Federal Home Loan Bank advances ............      9,944,698      17,900,000
          Payments on Federal Home Loan Bank advances ..............     (7,740,325)     (7,864,250)
          Net increase in other borrowings .........................      1,000,000               0
          Proceeds from issuance of preferred stock ................              0       1,500,000
          Proceeds from issuance of common stock, net ..............        111,505               0
                                                                       ----------------------------
               Net cash provided by financing activities ...........   $ 35,341,262    $ 38,948,838
                                                                       ----------------------------

               Net increase (decrease) in cash and due from banks ..     (1,231,796)      1,930,686
               Cash and due from banks, beginning ..................     11,640,813       6,953,463
                                                                       ----------------------------

               Cash and due from banks, ending .....................   $ 10,409,017    $  8,884,149
                                                                       ============================

Supplemental disclosure of cash flow information, cash payments for:
          Interest .................................................   $  5,250,847    $  3,459,770
                                                                       ============================

          Income/franchise taxes ...................................   $    880,000    $    446,500
                                                                       ============================

Supplemental schedule of noncash investing activities:
          Change in unrealized gains on securities available for
            sale, net ..............................................   $    259,523    $     85,976
                                                                       ============================

See Notes to Consolidated Financial Statements

Part I
Item 1


                            QUAD CITY HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 1998



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Results for the period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Quad City Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company (the "Bank") and Quad City Bancard, Inc. ("Bancard"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                         Three months ended          Six months ended
                                             December 31,              December 31,
                                       -----------------------   -----------------------
                                           1998         1997        1998         1997
                                       -------------------------------------------------
Net income, basic and diluted
     Earnings ......................   $  619,546   $  367,655   $1,058,277   $  708,597
                                       =================================================
Weighted average common shares
     Outstanding ...................    2,280,794    2,194,236    2,279,554    2,194,236
Weighted average common shares
     issuable upon exercise of stock
     options and warrants ..........      124,174      160,622      123,043      146,972
                                       -------------------------------------------------
Weighted average common and
     common equivalent shares
     outstanding ...................    2,404,968    2,354,858    2,402,597    2,341,208
                                       =================================================

The earnings per share information was retroactively adjusted to reflect the effect of the November 30, 1998 3 for 2 stock split as if it occurred on July 1, 1997.

Part I
Item 2


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Quad City Holdings, Inc. (the "Company") is the parent company of Quad City Bank and Trust Company (the "Bank"), which commenced operations in January 1994. The Bank is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full-service commercial and consumer banking services in Bettendorf and Davenport, Iowa and Moline, Illinois and to adjacent communities.

      Quad City Bancard, Inc. ("Bancard") provides merchant credit card processing services. Bancard has contracted with independent sales organizations ("ISOs") that market credit card services to merchants throughout the country. The Company's primary ISO contract expires in June 1999. At December 31, 1998, approximately 12,900 merchants were processing transactions with Bancard.

      The Company has a fiscal year end of June 30.

FINANCIAL CONDITION

      Total assets of the Company increased by $35,632,091 or 14.24% to $285,783,080 at December 31, 1998 from $250,150,989 at June 30, 1998. The growth primarily resulted from an increase in deposits received from customers and from Federal Home Loan Bank ("FHLB") advances.

      Cash and due from banks decreased by $1,231,796 or 10.58% to $10,409,017 at December 31, 1998 from $11,640,813 at June 30, 1998. Cash and due from banks represented both cash maintained at the Bank, as well as funds that the Bank and the Company had deposited in other banks in the form of demand deposits.

      Federal funds sold are inter-bank funds with daily liquidity. At December 31, 1998, the Bank had $27,475,000 invested in such funds. This amount increased by $4,515,000 or 19.66% from $22,960,000 at June 30, 1998.

      Certificates of deposit at financial institutions increased by $3,680,078 or 43.99% to $12,046,201 at December 31, 1998 from $8,366,123 at June 30, 1998.
The Bank continued to make new deposits in other banks in the form of certificates of deposit.

      Securities increased by $4,469,658 or 12.91% to $39,088,212 at December 31, 1998 from $34,618,554 at June 30, 1998. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $928,652 were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $909. Maturities and calls of securities occurred in the amount of $6,850,000. These decreases were offset by the purchase of additional securities, classified as available for sale, in the amount of $11,853,678, and an increase in unrealized gains on securities available for sale, before applicable income tax, of $395,541.

      Loans receivable increased by $24,180,925 or 14.84% to $187,156,061 at December 31, 1998 from $162,975,136 at June 30, 1998. The increase was the result of the origination or purchase of $152,904,054 of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $147,086, and loan repayments or sales of loans of $128,576,043. The majority of residential real estate loans originated by the Bank were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans.

      The adequacy of the allowance for estimated losses on loans was determined by management based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and other factors that, in management's judgement, deserved evaluation in estimating loan losses. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the Board of Directors.

      The allowance for estimated losses on loans was $2,628,952 at December 31, 1998 compared to $2,349,838 at June 30, 1998 for an increase of $279,114 or 11.88%. Net charge-offs for the three months ended December 31, were $76,449 in 1998 and $58,036 in 1997. Net charge-offs for the six months ended December 31, were $147,086 and $47,258 in 1998 and 1997. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio. Provisions were made monthly to ensure that an adequate level was maintained. The allowance for estimated losses on loans as a percentage of total loans was 1.40% at December 31, 1998 and 1.44% at June 30, 1998. In management's judgement an adequate allowance has been established to absorb possible losses on existing loans.

      Nonaccrual loans were $989,000 at December 31, 1998 compared to $964,000 at June 30, 1998 for an increase of $25,000 or 2.59%. The increase in nonaccrual loans was comprised of increases in real estate loans of $ 29,000 and consumer loans of $9,000 offset by a decrease in commercial loans of $13,000. Nonaccrual loans consisted primarily of loans that were well-collateralized and were not expected to result in material losses.

      Premises and equipment decreased by $163,133 or 2.13% to $7,497,135 at December 31, 1998 from $7,660,268 at June 30, 1998. The decrease resulted from depreciation expense offset by the purchase of additional furniture, fixtures and equipment for the Moline, Illinois location and Bancard's new facilities.
Part I Item 2

      Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $48,423 or 2.73% to $1,821,646 at December 31, 1998 from $1,773,223 at June 30, 1998. The increase was primarily due to greater average outstanding balances in interest-bearing assets.

      Other assets increased by $412,050 or 16.44% to $2,918,760 at December 31, 1998 from $2,506,710 at June 30, 1998. The increase consisted primarily of an increase in accrued trust department income of $323,540. Other assets also included miscellaneous receivables and prepaid expenses.

      Deposits increased by $34,025,384 or 17.24% to $231,409,348 at December 31, 1998 from $197,383,964 at June 30, 1998. The increase resulted from a $29,451,582 net increase in non-interest bearing, NOW, money market and other savings accounts and a $4,573,802 net increase in certificates of deposit. The increases are in part a continuation of the reaction by customers to the large number of acquisitions and mergers of local banks by transferring their financial business to community banks that offer more personalized service.

      Federal funds purchased decreased from $2,000,000 at June 30, 1998 to $0 at December 31, 1998. The Bank, on occasion, purchases Federal funds for the short-term from some of its correspondent banks.

      Federal Home Loan Bank advances increased by $2,204,373 or 8.94% to $26,871,547 at December 31, 1998 from $24,667,174 at June 30, 1998. As a result of its membership in the FHLB of Des Moines, the Bank has the ability to borrow funds for short or long-term purposes under a variety of programs. The increase primarily resulted as the Bank used FHLB advances to hedge against the possibility of rising interest rates.

      Other borrowings increased by $1,000,000 or 66.67% to $2,500,000 at December 31, 1998 from $1,500,000 at June 30, 1998. Other borrowings of $2,500,000 consisted of the amount outstanding on a revolving credit note with a third party lender, which is secured by all the outstanding stock of the Bank. On July 1, 1998, the Company increased the amount available under the credit note to $4,500,000 and extended the expiration date to July 1, 2000. The borrowed funds were utilized to provide additional capital to the Bank to maintain a 7.5% aggregate capital ratio.

      Other liabilities decreased by $1,026,971 or 18.68% to $4,470,662 at December 31, 1998 from $5,497,633 at June 30, 1998. Other liabilities was comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits.

      Preferred stock of $25 at both December 31, 1998 and June 30, 1998 represented 25 shares at $1.00 par value of the Company's perpetual, nonvoting preferred stock.

      Common stock increased by $770,472 or 51.01% to $2,280,846 at December 31, 1998 from $1,510,374 at June 30, 1998. The increase was the result of several capital transactions, including exercises of stock warrants and options resulting in the issuance of 10,210 additional shares of common stock. The most significant transaction was a 3 for 2 stock split, effective November 30, 1998, which resulted in the issuance of an additional 760,262 shares of common stock.

      Additional paid-in capital decreased by $658,077 or 4.38% to $14,356,807 at December 31, 1998 from $15,014,884 at June 30, 1998. The decrease resulted from the transfer of $760,262 from additional paid-in capital to common stock representing the issuance of additional common shares from the 3 for 2 stock split. The decrease was offset by $102,185 received in excess of the $1.00 per share par value for 10,210 shares of common stock issued as the result of the exercise of stock warrants and options.

      Retained earnings increased by $1,057,387 or 41.23% to $3,621,830 at December 31, 1998 from $2,564,443 at June 30, 1998. The increase reflected net income for the six months offset by a total payment to stockholders of $890 which represented the cash value of fractional shares created by the 3 for 2 stock split.

      Unrealized gains and losses on securities available for sale, net of related income taxes, was a $272,015 gain at December 31, 1998 as compared to a $12,492 gain at June 30, 1998. The increase was attributable to the increase during the period in fair value of the securities identified as available for sale.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

      Net income for the three-month period ended December 31, 1998 was $619,456 as compared to net income of $367,655 for the same period in 1997 for an increase of $251,801 or 68.49%. Basic earnings per share for the quarter increased to $0.27 from $0.17 in 1997. The increase in net income was comprised of an increase in net interest income after provision for loan losses of $618,615 reduced by both a decrease in net noninterest income of $212,575 and an increase in income taxes of $154,239.

      Interest income increased by $1,332,129 from $3,617,832 for the three month period ended December 31, 1997 to $4,949,961 for the three month period ended December 31, 1998. The 36.82% rise in interest income was primarily attributable to greater average outstanding balances in interest earning assets.

      Interest expense increased by $754,957 from $1,963,477 for the three month period ended December 31, 1997 to $2,718,434 for the three month period ended December 31, 1998. The 38.45% increase in interest expense was primarily attributable to greater average outstanding balances in interest bearing liabilities.

      At December 31, the Company had an allowance for estimated losses on loans of approximately 1.40% of total loans in 1998 and 1.50% in 1997. The provision for loan losses decreased by $41,443 from $215,643 for the three month period ended December 31, 1997 to $174,200 for the three month period ended December 31, 1998. Commercial and real estate loans combined for total charge-offs of $78,417 and for total recoveries of $50,150 for the three months ending December 31, 1998. Consumer loan charge-offs and recoveries totaled $64,196 and $16,014 for the same three month period. The primary loan growth for the period was in the real estate and commercial loan portfolios as opposed to the consumer loan portfolio, which carries a greater degree of risk. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is, in part, dependent upon the ability to maintain that quality. The Company intends to continue to closely monitor the loan portfolio and currently does not anticipate any material losses.

      Other income increased by $457,702 from $872,117 for the three month period ended December 31, 1997 to $1,329,819 for the three month period ended December 31, 1998. Other income at December 31, 1998 and 1997 consisted of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The 52.48% increase was primarily due to increased loan sales activity in the residential real estate department of the Bank and the recognition of $183,000 of deferred income resulting from a gain on the restructuring of Bancard's merchant broker agreement.

      In June 1998, the Company recognized $2,168,000 of income as the result of signing a new merchant broker agreement with its current major ISO. The term of the new agreement is for a one-year period, and replaced a prior agreement that had an expiration date in the year 2002. In consideration for reducing the term from four years to one year, the Company received total compensation of $2,900,000, of which $732,000 was deferred to be taken into income during the Company's next fiscal year. During each of the first and second fiscal quarters of 1999, $183,000 of the deferred portion was recognized in income related to this transaction. The remaining $366,000 will be recognized in income during the remainder of the fiscal year ending June 30, 1999. Additionally, the Company is receiving a monthly fee of $25,000 for servicing the current merchants during the remaining term of the agreement. The Company has been actively pursuing relationships with other ISOs and recently began processing for some additional ISOs.

      Merchant credit card fees, net of processing costs, decreased by $99,235 from $316,694 for the three month period ended December 31, 1997 to $217,459 for the three month period ended December 31, 1998. In the new merchant broker agreement with its major ISO, Bancard exchanged a substantial reduction in merchant servicing fees for a reduction in its responsibility for merchant credit risk.

      The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both periods. Noninterest expenses for the three months ended December 31, 1998 were $2,376,376 as compared to $1,706,099 for the same period in 1997, or an increase of $670,277 or 39.29%.

      Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the three months ended December 31, 1998, total salaries and benefits increased to $1,450,346 or $481,358 over the 1997 quarter total of $968,988. The change was primarily attributable to the addition of eight new Bank employees during the 1998 quarter and increased commission expense in the real estate department proportionate to the large volume of loan originations and subsequent loan sales. Occupancy and equipment expense increased $156,378 or 75.99% for the quarter. The increase was primarily due to rent expense of $110,946 for the new Moline location. For the three month period ended December 31, 1998, postage and telephone expense increased $29,203 or 69.55% over the three month period ended December 31, 1997. The increase was the result of the overall increase in business volume of the Bank. The provision for merchant credit card losses for the quarter decreased $35,613, which reflected Bancard's new merchant broker agreement, the resulting reduction in its responsibility for merchant credit risk, and a net recovery situation for the three months ending December 31, 1998.

      The provision for income taxes was $391,314 for the three-month period ended December 31, 1998 compared to $237,075 for the three-month period ended December 31, 1997 for an increase of $154,239 or 65.06%. The increase was the result of an increase in income before income taxes of $ 406,040 or 67.14% for the three month period ending December 31, 1998 compared to the three month period ending December 31, 1997.

SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

      Net income for the six-month period ended December 31, 1998 was $1,058,277 as compared to net income of $708,597 for the same period in 1997 for an increase of $349,680 or 49.35%. Basic earnings per share for the first half of fiscal 1999 increased to $0.46 from $0.32 for the first half of fiscal 1998. The increase in net income was comprised of an increase in net interest income after provision for loan losses of $1,215,169 reduced by both a decrease in net noninterest income of $639,000 and an increase in income taxes of $226,490.

      Interest income increased by $2,812,036 from $6,922,939 for the six month period ended December 31, 1997 to $9,734,975 for the six month period ended December 31, 1998. The 40.62% rise in interest income was primarily attributable to greater average outstanding balances in interest earning assets.

      Interest expense increased by $1,690,664 from $3,720,749 for the six month period ended December 31, 1997 to $5,411,413 for the six month period ended December 31, 1998. The 45.44% increase in interest expense was primarily attributable to greater average outstanding balances in interest bearing liabilities.

      At December 31, the Company had an allowance for estimated losses on loans of approximately 1.40% of total loans in 1998 and 1.50% in 1997. The provision for loan losses decreased by $93,798 from $519,998 for the six month period ended December 31, 1997 to $426,200 for the six month period ended December 31, 1998. For the six months ending December 31, 1998, commercial and real estate loans combined for total charge-offs of $90,448 and total recoveries of $50,150. Consumer loan charge-offs and recoveries totaled $132,069 and $25,281 for the six months ending December 31, 1998. The primary loan growth for the period was in the real estate and commercial loan portfolios as opposed to the consumer loan portfolio, which carries a greater degree of risk. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is, in part, dependent upon the ability to maintain that quality. The Company intends to continue to closely monitor the loan portfolio and currently does not anticipate any material losses.

      Other income increased by $726,273 from $1,794,612 for the six month period ended December 31, 1997 to $2,520,885 for the six month period ended December 31, 1998. Other income at December 31, 1998 and 1997 consisted of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The 41.14% increase was primarily due to increased loan sales activity in the residential real estate department of the Bank and the recognition of $366,000 of deferred income resulting from a gain on the restructuring of Bancard's merchant broker agreement.

      During the six month period ended December 31, 1998, the Company recognized $366,000 in income of deferred compensation resulting from the signing of a new merchant broker agreement in June 1998. Also by agreement, $150,000 was received for servicing current merchants during the six month period ended December 31, 1998 which was a reduction in the servicing income compared to the prior agreement.

      Merchant credit card fees, net of processing costs, decreased by $324,342 from $735,428 for the six month period ended December 31, 1997 to $411,086 for the six month period ended December 31, 1998. In the new merchant broker agreement with its major ISO, Bancard exchanged a substantial reduction in merchant servicing fees for a reduction in its responsibility for merchant credit risk.

      The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both periods. Noninterest expenses for the six months ended December 31, 1998 were $4,678,205 as compared to $3,312,932 for the same period in 1997, or an increase of $1,365,273.

      Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the six months ended December 31, 1998, total salaries and benefits increased to $2,816,802 or $880,521 over the 1997 period total of $1,936,281. The change was primarily attributable to the addition of 19 new Bank employees during the period and increased commission expense in the real estate department proportionate to the large volume of loan originations and subsequent loan sales. For the six month period ended December 31, 1998, occupancy and equipment expense increased $306,145 or 75.09% over the first half of fiscal 1998. The increase was primarily due to rent expense of $206,321 for the new Moline location. Postage and telephone expense increased $54,184 or 62.00% and stationery and supplies expense increased $54,391 or 64.44%. The increases were the result of the overall increase in business volume of the Bank. The provision for merchant credit card losses during the first half of fiscal 1999 decreased $58,775 or 97.63% from the first half of fiscal 1998, which reflected Bancard's new merchant broker agreement and the resulting reduction in its responsibility for merchant credit risk.

      The provision for income taxes was $681,765 for the six-month period ended December 31, 1998 compared to $455,275 for the six-month period ended December 31, 1997 for an increase of $226,490 or 49.75%. The increase was the result of an increase in income before income taxes of $576,169 or 49.50% for the six month period ending December 31, 1998 compared to the six month period ending December 31, 1997.

OTHER DEVELOPMENTS

      In addition to the Bank's main office in Bettendorf, construction of the Davenport full service banking facility was completed in July 1996. The two-story building is in two segments that are separated by an atrium. The Bank owns the south half of the building, while the developer owns the northern portion. The Bank occupies its first floor and utilizes the lower level for the operations and item processing department, as well as storage. The second floor is leased to two law firms. In addition, the residential real estate department of the Bank began leasing approximately 2,500 square feet in the attached building across the first floor atrium in January 1998.

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

      The Company's cumulative costs of the Year 2000 project through the second quarter of fiscal 1999 have been $79,900. The estimated total cost of the Year 2000 project is $250,000. This includes costs to upgrade equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures. At the present time, no situations that will require material cost expenditures to become fully compliant have been identified. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

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

RECENT REGULATORY DEVELOPMENTS /YEAR 2000

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words, "believe," "expect," "intend,"
"anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be place on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

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

      The Financial Accounting Standards Board has issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which is effective for fiscal quarters beginning after December 15, 1998. This Statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests as held to maturity, available for sale, or trading based on its ability and intent to sell or hold those investments. In accordance with the guidance set forth in this statement, on January 1, 1999 management transferred securities with an amortized cost of $1,029,096 and an unrealized gain of $1,647 from the held to maturity portfolio to the available for sale portfolio. Management believes that adoption of other provisions of this statement will not have a material effect on the consolidated financial statements.

Part II


                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 1          Legal Proceedings                                    -    None

Item 2          Changes in Securities and Use of Proceeds            -    None

Item 3          Defaults Upon Senior Securities                      -    None

Item 4          Submission of Matters to a Vote of Security Holders  -

           The annual meeting of stockholders was held at the Jumer's Castle Lodge located at 900 Spruce Hills Drive, Bettendorf, Iowa on October 22, 1998 at 10:00 a.m. At the meeting, Article IV of the Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock, $1.00 par value per share, from 2,500,000 to 5,000,000 shares. Also, Douglas M. Hultquist and John W. Schricker were re-elected to serve as Class II directors, with terms expiring in 2001. Continuing as Class III directors, with terms expiring in 1999, are Richard R. Horst and Ronald G. Peterson. Continuing as Class I directors, with terms expiring in 2000, are Michael A. Bauer, James J. Brownson, and Robert A. VanVooren.

           At the time of the annual meeting, there were 1,520,474 issued and outstanding shares of common stock. Either in person or by proxy, there were 1,381,451 common shares represented at the meeting, constituting approximately 91% of the outstanding shares. The voting was as follows:

                                  Votes      Votes     Votes             Broker
                                   For      Against  Withheld  Abstain  Nonvotes
                                ------------------------------------------------

Article IV Amendment .......    1,356,756   17,587               7,108   139,023
Douglas M. Hultquist .......    1,379,877              1,574             139,023
John W. Schricker ..........    1,379,977              1,474             139,023


Item 5          Other Information                    -     None

Item 6          Exhibits and Reports on Form 8-K

                (a)  Exhibits
                     (27)   Financial Data Schedule

                (b)  Reports on Form 8-K
                     None

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


                            QUAD CITY HOLDINGS, INC.
                                  (Registrant)


                           By:    /s/ Douglas M. Hultquist
                                  -------------------------------
                                  Douglas M. Hultquist, President





Date   February 12, 1999                      /s/ Michael A. Bauer
                                                  ------------------------------
                                                  Michael A. Bauer, Chairman




Date  February 12, 1999                      /s/ Douglas M. Hultquist
                                                 -------------------------------
                                                 Douglas M. Hultquist, PresidenT
                                                 Principal Executive, Financial
                                                   and Accounting Officer