Form 10-Q
period 1999-03-31
QUAD CITY HOLDINGS INC
filed 1999-05-05
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly  period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from to

                         Commission file number 0-22208

                            QUAD CITY HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                           42-1397595
-------------------------------                      ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer ID Number)
incorporation or organization)

               3551 7th Street, Suite 100, Moline, Illinois 61265
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (309) 736-3580
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of April 30, 1999, the Registrant had outstanding 2,296,251 shares of common stock, $1.00 par value per share.

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                          Page
                                                                          Number


Part I  FINANCIAL INFORMATION

        Item 1  Consolidated Financial Statements (Unaudited)

                Consolidated Balance Sheets,
                  March 31, 1999 and June 30, 1998

                Consolidated Statements of Income,
                  For the Three Months Ended March 31, 1999 and 1998

                Consolidated Statements of Income,
                  For the Nine Months Ended March 31, 1999 and 1998

                Consolidated Statements of Cash Flows,
                  For the Nine Months Ended March 31, 1999 and 1998

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

        Item 5  Other Information

        Item 6  Exhibits and Reports on Form 8-K

        Signatures

                               QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    March 31, 1999 and June 30, 1998

                                                                                 March 31,        June 30,
                                                                                   1999             1998
                                                                              ------------------------------
ASSETS
Cash and due from banks ...................................................   $   8,454,698    $  11,640,813
Federal funds sold ........................................................      29,380,000       22,960,000
Certificates of deposit at financial institutions .........................      12,469,754        8,366,123

Securities held to maturity, at amortized cost ............................         774,240        2,380,309
Securities available for sale, at fair value ..............................      47,148,505       32,238,245
                                                                              ------------------------------
                                                                                 47,922,745       34,618,554
                                                                              ------------------------------
Loans receivable ..........................................................     191,679,110      162,975,136
Less: Allowance for estimated losses on loans .............................      (2,704,448)      (2,349,838)
                                                                              ------------------------------
                                                                                188,974,662      160,625,298
                                                                              ------------------------------

Premises and equipment, net ...............................................       7,412,053        7,660,268
Accrued interest receivable ...............................................       2,057,075        1,773,223
Other assets ..............................................................       3,144,037        2,506,710
                                                                              ------------------------------
                                                                              $ 299,815,024    $ 250,150,989
                                                                              ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing deposits ...........................................   $  35,142,927    $  26,605,138
   Interest-bearing deposits ..............................................     203,981,572      170,778,826
                                                                              ------------------------------
     Total deposits .......................................................     239,124,499      197,383,964
                                                                              ------------------------------

Short-term borrowings .....................................................       7,467,668        2,000,000
Federal Home Loan Bank advances ...........................................      25,883,714       24,667,174
Other borrowings ..........................................................       2,500,000        1,500,000
Other liabilities .........................................................       3,736,789        5,497,633
                                                                              ------------------------------
                                                                                278,712,670      231,048,771
                                                                              ------------------------------


STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000; shares issued and              25               25
  outstanding 25
Common stock, $1 par value; shares authorized 5,000,000; ..................       2,295,876        1,510,374
   shares issued and outstanding March 1999, 2,295,876;
  June 1998, 2,265,561
Additional paid-in capital ................................................      14,452,187       15,014,884
Retained earnings .........................................................       4,235,777        2,564,443
Accumulated other comprehensive income, unrealized gain on
  securities available for sale, net ......................................         118,489           12,492
                                                                              ------------------------------
                                                                                 21,102,354       19,102,218
                                                                              ------------------------------

        Total liabilities and stockholders' equity ........................   $ 299,815,024    $ 250,150,989
                                                                              ==============================

See Notes to Consolidated Financial Statements

                               QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                      Three Months Ended March 31

                                                                  Three Months Ended March 31,
                                                                       1999         1998
                                                                  ----------------------------
Interest income:
     Interest and fees on loans .................................   $3,877,779   $3,069,419
     Interest and dividends on securities .......................      605,262      468,600
     Interest on federal funds sold .............................      286,399      137,878
     Other interest .............................................      179,315      121,486
                                                                    -----------------------
          Total interest income .................................    4,948,755    3,797,383
                                                                    -----------------------
Interest expense:
      Interest on deposits ......................................    2,182,040    1,770,112
      Interest on borrowings ....................................      491,891      387,805
                                                                    -----------------------
          Total interest expense ................................    2,673,931    2,157,917
                                                                    -----------------------

          Net interest income ...................................    2,274,824    1,639,466

 Provision for loan losses ......................................      218,200      233,260
                                                                    -----------------------
          Net interest income after provision for loan losses ...    2,056,624    1,406,206
                                                                    -----------------------

Noninterest income:
     Merchant credit card fees, net of processing costs .........      369,582      326,122
     Trust department fees ......................................      427,848      299,602
     Deposit service fees .......................................      104,385       73,775
     Gains on sales of loans, net ...............................      222,190      284,083
     Investment securities gains, net ...........................        1,614        8,734
     Amortization of deferred income resulting from restructuring
          of merchant broker agreement ..........................      183,000            0
     Other ......................................................      128,570      141,787
                                                                    -----------------------
          Total noninterest income ..............................    1,437,189    1,134,103
                                                                    -----------------------

Noninterest expenses:
     Salaries and employee benefits .............................    1,508,891    1,173,299
     Professional and data processing fees ......................      147,581      126,530
     Advertising and marketing ..................................       84,321      103,430
     Occupancy and equipment expense ............................      351,045      282,105
     Stationery and supplies ....................................       60,084       71,754
     Provision for merchant credit card losses ..................        4,200       23,226
     Postage and telephone ......................................       82,572       74,307
     Other ......................................................      234,283      193,866
                                                                    -----------------------
          Total noninterest expenses ............................    2,472,977    2,048,517
                                                                    -----------------------

Income before income taxes ......................................    1,020,836      491,792
Federal and state income taxes ..................................      406,889      191,425
                                                                    -----------------------
          Net income ............................................   $  613,947   $  300,367
                                                                    =======================

Earnings per common share: *
          Basic .................................................   $     0.27   $     0.14
          Diluted ...............................................   $     0.25   $     0.13
          Weighted average common shares outstanding ............    2,286,863    2,194,236
          Weighted average common and common equivalent
                shares outstanding ..............................    2,406,896    2,378,271

Comprehensive income ............................................   $  460,421   $  303,047

* Per share data has been adjusted for a 3 for 2 common stock split on November 30, 1998.

See Notes to Consolidated Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           Nine Months Ended March 31


                                                                                                 Nine Months Ended March 31,
                                                                                                      1999           1998
                                                                                                 ---------------------------
Interest income:
     Interest and fees on loans ................................................................   $11,508,963   $ 8,642,021
     Interest and dividends on securities ......................................................     1,617,493     1,454,024
     Interest on federal funds sold ............................................................     1,044,093       305,467
     Other interest ............................................................................       513,181       318,810
                                                                                                   -------------------------
          Total interest income ................................................................    14,683,730    10,720,322
                                                                                                   -------------------------

Interest expense:
      Interest on deposits .....................................................................     6,674,433     4,909,441
      Interest on borrowings ...................................................................     1,410,911       969,225
                                                                                                   -------------------------
          Total interest expense ...............................................................     8,085,344     5,878,666
                                                                                                   -------------------------

          Net interest income ..................................................................     6,598,386     4,841,656

 Provision for loan losses .....................................................................       644,400       753,258
                                                                                                   -------------------------
          Net interest income after provision for loan losses ..................................     5,953,986     4,088,398
                                                                                                   -------------------------

Noninterest income:
     Merchant credit card fees, net of processing costs ........................................       780,668     1,061,550
     Trust department fees .....................................................................     1,114,540       825,389
     Deposit service fees ......................................................................       305,551       203,143
     Gains on sales of loans, net ..............................................................       830,113       512,387
     Investment securities gains, net ..........................................................         1,614         8,734
     Amortization of deferred income resulting from restructuring
          of merchant broker agreement .........................................................       549,000             0
     Other .....................................................................................       376,588       317,512
                                                                                                   -------------------------
          Total noninterest income .............................................................     3,958,074     2,928,715
                                                                                                   -------------------------

Noninterest expenses:
     Salaries and employee benefits ............................................................     4,325,693     3,109,580
     Professional and data processing fees .....................................................       427,061       375,337
     Advertising and marketing .................................................................       266,677       236,033
     Occupancy and equipment expense ...........................................................     1,064,869       689,784
     Stationery and supplies ...................................................................       198,884       156,163
     Provision for merchant credit card losses .................................................         5,625        83,426
     Postage and telephone .....................................................................       224,145       161,696
     Other .....................................................................................       638,228       549,430
                                                                                                   -------------------------
          Total noninterest expenses ...........................................................     7,151,182     5,361,449
                                                                                                   -------------------------

Income before income taxes .....................................................................     2,760,878     1,655,664
Federal and state income taxes .................................................................     1,088,654       646,700
                                                                                                   -------------------------
          Net income ...........................................................................   $ 1,672,224   $ 1,008,964
                                                                                                   =========================

Earnings per common share: *
          Basic ................................................................................   $      0.73   $      0.46
          Diluted ..............................................................................   $      0.69   $      0.42
          Weighted average common shares outstanding ...........................................     2,286,863     2,194,236
          Weighted average common and common equivalent
                shares outstanding .............................................................     2,406,896     2,378,271

Comprehensive income ...........................................................................   $ 1,778,221   $ 1,097,620

* Per share data has been adjusted for a 3 for 2 common stock split on November 30, 1998

                   QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           Nine Months Ended March 31

                                                                                Nine Months Ended March 31,
                                                                               1999                      1998
                                                                           -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...........................................................   $  1,672,224             $  1,008,964
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation .......................................................        463,521                  330,521
    Provision for loan losses ..........................................        644,400                  753,258
    Provision for merchant credit card losses ..........................          5,625                   83,426
    Amortization of premiums (accretion of discounts) on securities, net         19,354                  (14,329)
    Investment securities gains, net ...................................         (1,614)                  (8,734)
    Loans originated for sale ..........................................    (68,986,640)             (38,142,945)
    Proceeds on sales of loans .........................................     71,954,396               32,137,607
    Net gains on sales of loans ........................................       (830,113)                (512,387)
    Amortization of deferred income resulting from restructuring
      of merchant broker agreement .....................................       (549,000)                       0
    Increase in accrued interest receivable ............................       (283,852)                (376,276)
    Increase in other assets ...........................................       (637,327)                (469,927)
    Decrease in other liabilities ......................................     (1,285,318)              (2,846,105)
                                                                            ------------------------------------
          Net cash provided by (used in) operating activities ..........      2,185,656               (8,056,927)
                                                                            ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in federal funds sold ...................................     (6,420,000)              (3,595,000)
  Net increase in certificates of deposits at financial institutions ...     (4,103,631)              (2,423,779)
  Purchase of securities available for sale ............................    (27,114,462)              (5,751,974)
  Purchase of securities held to maturity ..............................              0                 (251,413)
  Proceeds from calls and maturities of securities .....................     12,350,000                7,500,000
  Proceeds from paydowns on securities .................................      1,340,345                  974,227
  Proceeds from sales of securities available for sale .................        276,032                   14,013
  Net loans originated .................................................    (31,131,407)             (38,658,194)
  Purchase of premises and equipment, net ..............................       (215,306)              (2,618,325)
                                                                           -------------------------------------
          Net cash used in investing activities ........................    (55,018,429)             (44,810,445)
                                                                           -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit accounts .....................................     41,740,535               49,319,068
  Net increase in short-term borrowings ................................      5,467,668                        0
  Proceeds from Federal Home Loan Bank advances ........................      1,480,000               20,400,000
  Paydowns on Federal Home Loan Bank advances ..........................       (263,460)              (7,936,780)
  Net increase in other borrowings .....................................      1,000,000                        0
  Proceeds from issuance of preferred stock ............................              0                1,500,000
  Proceeds from issuance of common stock, net ..........................        221,915                        0
                                                                           -------------------------------------
          Net cash provided by financing activities ....................     49,646,658               63,282,288
                                                                           -------------------------------------

          Net increase (decrease) in cash and due from banks ...........     (3,186,115)              10,414,916
          Cash and due from banks, beginning ...........................     11,640,813                6,953,463
                                                                           -------------------------------------
          Cash and due from banks, ending ..............................   $  8,454,698             $ 17,368,379
                                                                           =====================================

Supplemental disclosure of cash flow information, cash payments for:
  Interest .............................................................   $  8,031,509             $  5,495,988
                                                                           =====================================

  Income/franchise taxes ...............................................   $  1,234,378             $  1,324,000
                                                                           =====================================

Supplemental schedule of noncash investing activities:
  Change in accumulated other comprehensive income, unrealized
    gains on securities available for sale, net ........................   $    105,997             $     88,656
                                                                           =====================================

  Investment securities transferred from held to maturity portfolio
    to available for sale portfolio, at fair value .....................   $  1,030,743             $          0
                                                                           =====================================

See Notes to Consolidated Financial Statements

Part I
Item 1

                            QUAD CITY HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Quad City Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company (the "Bank") and Quad City Bancard, Inc. ("Bancard"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                          Three months ended       Nine months ended
                                               March 31,                March 31,
                                       -----------------------   -----------------------
                                          1999         1998         1999         1998
                                       -----------------------   -----------------------
Net income, basic and diluted
     earnings ......................   $  613,947   $  300,367   $1,672,224   $1,008,964
                                       ==========   ==========   ==========   ==========

Weighted average common shares
     outstanding ...................    2,286,863    2,194,236    2,286,863    2,194,236
Weighted average common shares
     issuable upon exercise of stock
     options and warrants ..........      120,033      184,035      120,033      184,035
                                       ----------   ----------   ----------   ----------
Weighted average common and
     common equivalent shares
     outstanding ...................    2,406,896    2,378,271    2,406,896    2,378,271
                                       ==========   ==========   ==========   ==========

All share and per share data has been retroactively adjusted for a 3 for 2 common stock split on November 30, 1998.

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

Quad City Bancard, Inc. ("Bancard") provides merchant credit card processing services. Bancard has contracted with independent sales organizations ("ISOs") that market credit card services to merchants throughout the country. The Company's primary ISO contract expires in June 2000. At March 31, 1999, approximately 14,000 merchants were processing transactions with Bancard.

The Company has a fiscal year end of June 30.

FINANCIAL CONDITION

Total assets of the Company increased by $49.6 million or 20% to $299.8 million at March 31, 1999 from $250.2 million at June 30, 1998. The growth primarily resulted from an increase in the loan portfolio funded by deposits received from customers and from short-term borrowings.

Cash and due from banks decreased by $3.2 million or 27% to $8.4 million at March 31, 1999 from $11.6 million at June 30, 1998. Cash and due from banks represented both cash maintained at the Bank, as well as funds that the Bank and the Company had deposited in other banks in the form of demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At March 31, 1999, the Bank had $29.4 million invested in such funds. This amount increased by $6.4 million or 28% from $23.0 million at June 30, 1998.

Certificates of deposit at financial institutions increased by $4.1 million or 49% to $12.5 million at March 31, 1999 from $8.4 million at June 30, 1998. The Bank continued to make new deposits in other banks in the form of certificates of deposit.

Securities increased by $13.3 million or 38% to $47.9 million at March 31, 1999 from $34.6 million at June 30, 1998. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $1.3 million were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $19 thousand. Maturities, calls, and sales of securities occurred in the amount of $12.6 million. These decreases were offset by the purchase of additional securities, classified as available for sale, in the amount of $27.1 million, and an increase in unrealized gains on securities available for sale, before applicable income tax, of $162 thousand.

Loans receivable increased by $28.7 million or 18% to $191.7 million at March 31, 1999 from $163.0 million at June 30, 1998. The increase was the result of the origination or purchase of $207.1 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $290 thousand, and loan repayments or sales of loans of $178.1 million. The majority of residential real estate loans originated by the Bank were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans.

The allowance for estimated losses on loans was $2.7 million at March 31, 1999 compared to $2.3 million at June 30, 1998 for an increase of $355 thousand or 15%. The adequacy of the allowance for estimated losses on loans was determined by management based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and other factors that, in management's judgement, deserved evaluation in estimating loan losses. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the Board of Directors. Although management believes that the allowance for estimated losses on loans at March 31, 1999 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts.

Net charge-offs for the three months ended March 31, were $143 thousand in 1999 and $29 thousand in 1998. Net charge-offs for the nine months ended March 31, were $290 thousand and $77 thousand in 1999 and 1998, respectively. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio. Provisions were made monthly to ensure that an adequate level was maintained. The allowance for estimated losses on loans as a percentage of total loans was 1.41% at March 31, 1999 and 1.44% at June 30, 1998.

Nonaccrual loans were $1.5 million at March 31, 1999 compared to $1.0 million at June 30, 1998 for an increase of $484 thousand or 47 %. The increase in nonaccrual loans was comprised of increases in commercial loans of $422 thousand and consumer loans of $100 thousand offset by a decrease in real estate loans of $38 thousand. A single loan accounted for 57% of the increase in commercial loans having nonaccrual status. The maturity date on the loan had passed requiring the loan to be classified as nonaccrual, but monthly payments continued to be received. Nonaccrual loans consisted primarily of loans that were well collateralized and were not expected to result in material losses.

Premises and equipment decreased by $248 thousand or 3% to $7.4 million at March 31, 1999 from $7.7 million at June 30, 1998. The decrease resulted from depreciation expense offset by the purchase of additional furniture, fixtures and equipment.

Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $284 thousand or 16% to $2.1 million at March 31, 1999 from $1.8 million at June 30, 1998. The increase was primarily due to greater average outstanding balances in interest-bearing assets.

Other assets increased by $637 thousand or 25% to $3.1 million at March 31, 1999 from $2.5 million at June 30, 1998. The increase consisted primarily of an increase in accrued trust department fees of $356 thousand. Other assets also included miscellaneous receivables and prepaid expenses.

Deposits increased by $41.7 million or 21% to $239.1 million at March 31, 1999 from $197.4 million at June 30, 1998. The increase resulted from a $27.8 million net increase in non-interest bearing, NOW, money market and other savings accounts and a $13.9 million net increase in certificates of deposit. The increase in certificates of deposit was the product of an aggressive pricing program. Also, management believes the increases were in part a continuation of the reaction by customers to the large number of acquisitions and mergers of local banks by transferring their financial business to community banks that can offer more personalized service.

Short-term borrowings increased $5.5 million or 275% from $2.0 million at June 30, 1998 to $7.5 million at March 31, 1999. In recent months the Bank began offering short-term repurchase agreements to some of its major customers. Also, on occasion, the Bank purchases Federal funds for the short-term from some of its correspondent banks. As of March 31, 1999 short-term borrowings were comprised entirely of the customer repurchase agreements. As of June 30, 1998 short-term borrowings represented federal funds purchased from correspondent banks.

Federal Home Loan Bank advances increased by $1.2 million or 5% to $25.9 million at March 31, 1999 from $24.7 million at June 30, 1998. As a result of its membership in the FHLB of Des Moines, the Bank has the ability to borrow funds for short or long-term purposes under a variety of programs. The increase primarily resulted from the Bank utilizing FHLB advances for loan matching and for hedging against the possibility of rising interest rates. Part I Item 2

Other borrowings increased by $1.0 million or 67% to $2.5 million at March 31, 1999 from $1.5 million at June 30, 1998. Other borrowings consisted of the amount outstanding on a revolving credit note with a third party lender, which is secured by all the outstanding stock of the Bank. On July 1, 1998, the Company increased the amount available under the credit note to $4.5 million and extended the expiration date to July 1, 2000. The borrowed funds were utilized to provide additional capital to the Bank to maintain a 7.5% aggregate capital ratio.

Other liabilities decreased by $1.8 million or 33% to $3.7 million at March 31, 1999 from $5.5 million at June 30, 1998. Other liabilities was comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits.

Preferred stock of $25 at both March 31, 1999 and June 30, 1998 represented 25 shares at $1.00 par value of the Company's perpetual, nonvoting preferred stock. With the related additional paid-in capital, the preferred stock represented $2.5 million.

Common stock increased by $786 thousand or 52% to $2.3 million at March 31, 1999 from $1.5 million at June 30, 1998. The increase was caused by: (i) exercises of stock warrants and options resulting in the issuance of 30,345 additional shares of common stock, and (ii) a 3 for 2 stock split in the form of a stock dividend, effective November 30, 1998.

Additional paid-in capital decreased by $563 thousand or 4% to $14.4 million at March 31, 1999 from $15.0 million at June 30, 1998. The decrease resulted from the transfer of $760 thousand from additional paid-in capital to common stock representing the issuance of additional common shares from the 3 for 2 stock split. The decrease was offset by $197 thousand received in excess of the $1.00 per share par value for 30,345 shares of common stock issued as the result of the exercise of stock warrants and options.

Retained earnings increased by $1.7 million or 68% to $4.2 million at March 31, 1999 from $2.5 million at June 30, 1998. The increase reflected net income for the nine months offset by an immaterial payment to stockholders which represented the cash value of fractional shares created by the 3 for 2 stock split.

Unrealized gains and losses on securities available for sale, net of related income taxes, was a $118 thousand gain at March 31, 1999 as compared to a $12 thousand gain at June 30, 1998. The increase was attributable to the increase during the period in fair value of the securities identified as available for sale.

QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company realizes income principally from the spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the Bank's loan and deposit accounts, a change in interest rates could also affect the projected maturities in the loan portfolio and/or the deposit base which could alter the Company's sensitivity to future changes in interest rates. Accordingly, management considers interest rate risk to be a significant market risk.

Interest rate risk management focuses on maintaining consistent growth in net interest income within policy limits approved by the Board of Directors, while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The Company's ALM/Investment Committee, which includes senior management representatives and members of the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.

RESULTS OF OPERATIONS

OVERVIEW

The Company's net income is derived primarily from net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on borrowings and customer deposits. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to the net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. Net interest margin for the nine months ended March 31, 1999 was 3.47% compared to 3.66% for the nine months ended March 31, 1998.

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net income for the three-month period ended March 31, 1999 was $614 thousand as compared to net income of $300 thousand for the same period in 1998 for an increase of $314 thousand or 104%. Basic earnings per share for the quarter increased to $0.27 from $0.14 in 1998. The increase in net income was comprised of an increase of $650 thousand in net interest income after provision for loan losses and an increase in noninterest income of $303 thousand offset by increases in noninterest expense of $424 thousand and income tax expense of $215 thousand. The increase in noninterest income included $183 thousand from the recognition of deferred income resulting from the restructuring of Bancard's merchant broker agreement.

Interest income increased by $1.1 million from $3.8 million for the three-month period ended March 31, 1998 to $4.9 million for the three-month period ended March 31, 1999. The 30% rise in interest income was basically attributable to greater average, outstanding balances in interest earning assets, principally loans receivable.

Interest expense increased by $516 thousand from $2.2 million for the three-month period ended March 31, 1998 to $2.7 million for the three-month period ended March 31, 1999. The 24% increase in interest expense was basically caused by greater, average, outstanding balances in interest-bearing liabilities, principally customer deposits.

At both March 31, 1999 and June 30, 1998, the Company had an allowance for estimated losses on loans of approximately 1.4% of total loans. The provision for loan losses decreased by $15 thousand from $233 thousand for the three month period ended March 31, 1998 to $218 thousand for the three month period ended March 31, 1999. The primary loan growth for the period ended March 31, 1999 was in the commercial loan portfolio, as opposed to the consumer loan portfolio historically carrying a greater degree of risk, which allowed a decrease in the provision necessary for the period. Commercial and real estate loans combined for total charge-offs of $39 thousand and no recoveries for the three months ending March 31, 1999. Consumer loan charge-offs and recoveries totaled $130 thousand and $26 thousand, respectively, for the same three month period. Indirect auto loans accounted for a majority of the consumer loan charge-offs. Because asset quality is a priority for the Company and its subsidiaries, management has made the decision to downscale indirect auto loan activity based on charge-off history. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality.

Noninterest income increased by $303 thousand from $1.1 million for the three-month period ended March 31, 1998 to $1.4 million for the three-month period ended March 31, 1999. Noninterest income at March 31, 1999 and 1998 consisted of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The 27% increase was primarily due to an increased volume of fees earned in the trust department of the Bank and the recognition of deferred income resulting from the restructuring of Bancard's merchant broker agreement.

In June 1998, the Company recognized $2.2 million of gross income resulting from the amendment of the merchant broker agreement with Bancard's current, major independent sales organization (ISO). The term of the amended agreement is for a minimum of one year and replaced a prior agreement that was to expire in the year 2002. In consideration for the reduction in term from one to four years, the Company received total compensation of $2.9 million of which $732 thousand was deferred to be recognized in income during fiscal 1999. In the prior agreement, Bancard and the ISO had shared both merchant servicing fees and related merchant credit risk. With the amended agreement, Bancard receives a fixed, monthly fee of $25 thousand for servicing the current merchants and is released of the responsibility for any merchant credit risk. The new agreement exchanges a substantial reduction in merchant servicing income for a like reduction in the related merchant credit risk. In an effort to offset the reduced merchant servicing income, Bancard has been actively pursuing other ISO relationships and has recently begun processing for some additional ISOs. Also, Bancard recently formed its own ISO, Allied Merchant Services, Inc., which will seek to generate additional credit card processing business.

During the three months ended March 31, 1999, merchant credit card fees, net of processing costs, increased by $44 thousand to $370 thousand from $326 thousand for the three months ended March 31, 1998. The increase reflected the terms of the amended merchant broker agreement, which were reduced fees in exchange for reduced risk, partially offset by merchant servicing fees brought in through new ISO relationships that Bancard had established. Also as a result of the amended merchant broker agreement, the Company recognized $183 thousand of the deferred income and earned $75 thousand of merchant servicing fees for the three months ended March 31, 1999.

For the three months ended March 31, 1999 trust department fees increased $128 thousand, or 43%, to $428 thousand from $300 thousand for the three months ended March 31, 1998. The increase was a reflection of the development of additional trust relationships during the period.

Gain on sales of loans, net was $222 thousand for the three months ended March 31, 1999, which reflected a decrease of 22%, or $62 thousand, from $284 thousand for the three months ended March 31, 1998. The decrease resulted from smaller numbers of both home refinances and first-time home purchases, and the subsequent sale of the majority of these loans into the secondary market.

The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both periods. Noninterest expenses for the three months ended March 31, 1999 were $2.5 million as compared to $2.1 million for the same period in 1998, or an increase of $424 thousand or 21%.

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 1999 and 1998.

                              Noninterest Expenses

                                                                        Three months ended
                                                                              March 31,
                                                                ----------------------------------
                                                                   1999         1998      % Change
                                                                ----------------------------------
Salaries and employee benefits ..............................   $1,508,891   $1,173,299      28.6%
Professional and data processing fees .......................      147,581      126,530      16.6%
Advertising and marketing ...................................       84,321      103,430     -18.5%
Occupancy and equipment expense .............................      351,045      282,105      24.4%
Stationery and supplies .....................................       60,084       71,754     -16.3%
Provision for merchant credit card losses ...................        4,200       23,226     -81.9%
Postage and telephone .......................................       82,572       74,307      11.1%
Other .......................................................      234,283      193,866      20.9%
                                                                -----------------------
                             Total noninterest expenses .....   $2,472,977   $2,048,517      20.7%
                                                                =======================

Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the three months ended March 31, 1999, total salaries and benefits increased to $1.5 million or $336 thousand over the 1998 quarter total of $1.2 million. The change was primarily attributable to the addition of new Bank employees during the 1999 quarter and increased commission expense in the trust department proportionate to the large volume of trust fees earned. Occupancy and equipment expense increased $69 thousand or 24% for the quarter. The increase was primarily due to rent expense for the new Moline location. For the three-month period ended March 31, 1999, postage and telephone expense increased $8 thousand or 11% over the three-month period ended March 31, 1998. The increase was the result of the overall increase in business volume of the Bank. The provision for merchant credit card losses for the quarter decreased $19 thousand, which reflected Bancard's amended merchant broker agreement and the corresponding reduction in its responsibility for merchant credit risk.

The provision for income taxes was $407 thousand for the three-month period ended March 31, 1999 compared to $191 thousand for the three-month period ended March 31, 1998 for an increase of $216 thousand or 113%. The increase was the result of an increase in income before income taxes of $529 thousand or 108% for the three-month period ending March 31, 1999 compared to the three-month period ending March 31, 1998.

NINE MONTHS ENDED MARCH 31, 1999 AND 1998

Net income for the nine-month period ended March 31, 1999 was $1.7 million as compared to net income of $1.0 million for the same period in 1998 for an increase of $663 thousand or 66%. Basic earnings per share for the first nine months of fiscal 1999 increased to $0.73 from $0.46 for the first nine months of fiscal 1998. The increase in net income was comprised of increases in both net interest income after provision for loan losses of $1.9 million and noninterest income of $1.0 million reduced by increases in both noninterest expenses of $1.8 million and income tax expense of $442 thousand. The increase in noninterest income included $549 thousand due to the amortization of deferred income resulting from the restructuring of Bancard's merchant broker agreement in 1998.

Interest income increased by $4.0 million from $10.7 million for the nine-month period ended March 31, 1998 to $14.7 million for the nine-month period ended March 31, 1999. The 37% rise in interest income was basically attributable to greater average outstanding balances in interest earning assets, principally loans receivable.

Interest expense increased by $2.2 million from $5.9 million for the nine-month period ended March 31, 1998 to $8.1 million for the nine-month period ended March 31, 1999. The 37% increase in interest expense was basically attributable to greater average outstanding balances in interest bearing liabilities, principally customer deposits.

At both March 31, 1999 and June 30, 1998, the Company had an allowance for estimated losses on loans of approximately 1.4% of total loans. The provision for loan losses decreased by $109 thousand from $753 thousand for the nine month period ended March 31, 1998 to $644 thousand for the nine month period ended March 31, 1999. The primary loan growth for the period ended March 31, 1999 was in our commercial loan portfolio, as opposed to our consumer loan which has historically carried a greater degree of risk, allowing a decrease in the provision necessary for the period. For the nine months ending March 31, 1999, commercial and real estate loans combined for total charge-offs of $130 thousand and total recoveries of $50 thousand. Consumer loan charge-offs and recoveries totaled $262 thousand and $52 thousand, respectively, for the nine months ending March 31, 1999. Indirect auto loans accounted for a majority of the consumer loan charge-offs. Because asset quality is a priority for the Company and its subsidiaries, management has made the decision to downscale indirect auto loan activity based on charge-off history. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality.

Noninterest income increased by $1.0 million from $2.9 million for the nine month period ended March 31, 1998 to $3.9 million for the nine month period ended March 31, 1999. Noninterest income at March 31, 1999 and 1998 consisted of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The 35% increase was primarily due to increased loan sales activity in the residential real estate department of the Bank and the recognition of deferred income resulting from the restructuring of Bancard's merchant broker agreement.

During the nine month period ended March 31, 1999, the Company recognized $549 thousand of deferred income resulting from the signing of Bancard's amended merchant broker agreement in June 1998. Also by agreement, $225 thousand was received for servicing current merchants during the nine month period ended March 31, 1999 which was a reduction in the servicing income compared to the prior agreement.

Merchant credit card fees, net of processing costs, decreased by $281 thousand from $1.1 million for the nine month period ended March 31, 1998 to $781 thousand for the nine month period ended March 31, 1999. In the amended merchant broker agreement with its major ISO, Bancard exchanged a substantial reduction in merchant servicing fees for a like reduction in its responsibility for merchant credit risk.

For the nine months ended March 31, 1999 trust department fees increased $289 thousand, or 35%, to $1.1 million from $825 thousand for the nine months ended March 31, 1998. The increase was a reflection of the development of additional trust relationships during the period.

Gain on sales of loans, net was $830 thousand for the nine months ended March 31, 1999 which reflected an increase of 62%, or $318 thousand, from $512 thousand for the nine months ended March 31, 1998. The increase resulted from low interest rates, which created a large number of both home refinances and first-time home purchases, and the subsequent sale of the majority of these loans into the secondary market.

The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both periods. Noninterest expenses for the nine months ended March 31, 1999 were $7.2 million as compared to $5.4 million for the same period in 1998, or an increase of $1.8 million.

The following table sets forth the various categories of noninterest expenses for the nine months ended March 31, 1999 and 1998.

                              Noninterest Expenses

                                                                        Nine months ended
                                                                            March 31,
                                                               ----------------------------------
                                                                  1999         1998      % change
                                                               ----------------------------------
Salaries and employee benefits .............................   $4,325,693   $3,109,580      39.1%
Professional and data processing fees ......................      427,061      375,337      13.8%
Advertising and marketing ..................................      266,677      236,033      13.0%
Occupancy and equipment expense ............................    1,064,869      689,784      54.4%
Stationery and supplies ....................................      198,884      156,163      27.4%
Provision for merchant credit card losses ..................        5,625       83,426     -93.3%
Postage and telephone ......................................      224,145      161,696      38.6%
Other ......................................................      638,228      549,430      16.2%
                                                               -----------------------
                            Total noninterest expenses .....   $7,151,182   $5,361,449      33.4%
                                                               =======================

Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the nine months ended March 31, 1999, total salaries and benefits increased to $4.3 million or $1.2 million over the 1998 period total of $3.1 million. The change was primarily attributable to the addition of new Bank employees during the period and increased commission expense in the residential real estate department proportionate to the large volume of loan originations and subsequent loan sales. For the nine-month period ended March 31, 1999, occupancy and equipment expense increased $375 thousand or 54% over the first nine months of fiscal 1998. The increase was primarily due to rent expense for the new Moline location. Postage and telephone expense increased $62 thousand or 39% and stationery and supplies expense increased $43 thousand or 27%. The increases were the result of the overall increase in business volume of the Bank. The provision for merchant credit card losses during the first nine months of fiscal 1999 decreased $78 thousand or 93% from the first nine months of fiscal 1998, which reflected Bancard's amended merchant broker agreement and the resulting reduction in its responsibility for merchant credit risk.

The provision for income taxes was $1.1 million for the nine-month period ended March 31, 1999 compared to $647 thousand for the nine-month period ended March 31, 1998 for an increase of $442 thousand or 68%. The increase was the result of an increase in income before income taxes of $1.1 million or 67% for the nine months ending March 31, 1999 compared to the nine months ending March 31, 1998

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, consisting primarily of proceeds on loan sales, was $2.2 million for the nine months ended March 31, 1999 compared to $8.1 million of cash used, primarily for loans originated for sale, for the same period in 1998. Net cash used in investing activities, consisting principally of loan and investment funding, was $55.0 million for the nine months ended March 31, 1999 and $44.8 million for the nine months ended March 31, 1998. Net cash provided by financing activities, consisting primarily of deposits' growth and proceeds from short-term borrowings, for the nine months ended March 31, 1999 was $49.6 million and for same period in 1998 was $63.3 million, consisting principally of deposits growth and proceeds from Federal Home Loan Bank advances.

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

In March 1999, the Bank acquired a 3,000 square foot office building adjacent to the Davenport facility at a cost of $225 thousand. It is expected that improvements will be made at a cost of approximately $60 thousand. The office space will be utilized for various operational and administrative functions.

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

The Company licenses all software used in conducting its business from third party vendors. None of the Company's software has been internally developed. The Company has developed a comprehensive list of all software, all hardware and all service providers used by the Company. Every vendor has been contacted regarding the Year 2000 issue, and the Company continues to closely track the progress each vendor is making in resolving the problems associated with the issue. The vendor of the primary software in use at the Company released its Year 2000 compliant software in May 1998. Testing standards were formulated and comprehensive testing is now underway with an estimated completion date for testing of June 30, 1999. The Company actively takes part in a peer users group to aid the testing process. Users of the primary software meet regularly to discuss Year 2000 testing issues and results. In addition, the Company continues to monitor all other major vendors of services to the Company for Year 2000 issues in order to avoid shortages of supplies and services in the coming months. The Company has not had any material delay regarding its information systems projects as a result of the Year 2000 project.

There are four third party utilities with which the Company has an important relationship, i.e. Ameritech, McLeod and US West (phone service), and MidAmerican Energy Corporation (electricity and natural gas). The Company has not identified any practical, long-term alternatives to relying on these companies for basic utility services. In the event that the utilities significantly curtailed or interrupted their services to the Company, it would have a significant adverse effect on the Company's ability to conduct business. Information received from these utilities indicates that they have significantly completed remediation and validation of their mission critical applications.

The Company also has tested such things as vault doors, alarm systems, networks, etc. and is not aware of any significant problems with such systems.

The Company's cumulative costs of the Year 2000 project through the third quarter of fiscal 1999 were $91 thousand. The estimated total cost of the Year 2000 project is $250 thousand. This includes costs to upgrade equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures. At the present time, no situations that will require material cost expenditures to become fully compliant have been identified. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone service; however, such costs could be substantial.

The Company is committed to a plan for achieving compliance, focusing not only on its own data processing systems, but also on its loan and depository customers. The Year 2000 committee has taken steps to educate and assist its customers with identifying their Year 2000 compliance problems, if any. In addition, the management committee has proposed policy and procedure changes to help identify potential risks to the Company and to gain an understanding of how customers are managing the risks associated with the Year 2000. The Company is assessing the impact, if any, of the Year 2000 risk in its credit analysis. Quad City also utilizes loan agreements and other legal documents to ensure large corporate borrowers acknowledge Year 2000 compliance requirements. In connection with potential credit risk related to the Year 2000 issue, the Company has contacted its large commercial loan and depository customers regarding their level of preparedness for the Year 2000. Through these questionnaires and resulting assessments, the Company believes that overall credit are liquidity risk to its large corporate borrowers and depositors is not excessive.

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

NEW ACCOUNTING PRONOUNCEMENTS

Current accounting development: The FASB has issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that adoption of this Statement will not have a material effect on the consolidated financial statements.

The FASB has issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. This Statement standardizes employers' disclosures about pensions and other postretirement benefit plans, requires certain additional information, and eliminates other existing disclosures. It does not change the measurement or recognition of these benefit plans. Management believes that adoption of this Statement will not have a material affect on the consolidated financial statements.

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


Item 1          Legal Proceedings                                    -    None

Item 2          Changes in Securities and Use of Proceeds            -    None

Item 3          Defaults Upon Senior Securities                      -    None

Item 4          Submission of Matters to a Vote of Security Holders  -    None

Item 5          Other Information                                    -    None

Item 6          Exhibits and Reports on Form 8-K

                (a)  Exhibits
                     (4.1)  Certificate of Designation of Series
                            A Preferred Stock
                     (27)   Financial Data Schedule

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


                                QUAD CITY HOLDINGS, INC.
                                     (Registrant)


                          By: /s/ Douglas M. Hultquist
                              -------------------------------
                              Douglas M. Hultquist, President





Date   May 5,1999                             /s/ Michael A. Bauer
                                              ----------------------------------
                                              Michael A. Bauer, Chairman




Date  May 5, 1999                             /s/ Douglas M. Hultquist
                                              ----------------------------------
                                              Douglas M. Hultquist, President
                                              Principal Executive, Financial and
                                              Accounting Officer