Form 10-K
period 1999-06-30
QUAD CITY HOLDINGS INC
filed 1999-09-15
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                         Commission file number: 0-22208

                            QUAD CITY HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        42-1397595
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

             3551 Seventh Street, Suite 100, Moline, Illinois 61265
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (309) 736-3580
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
      --------------------------------------------------------------------
                                      None.

      Securities registered pursuant to Section 12(g) of the Exchange Act:
      --------------------------------------------------------------------
                           Common Stock, $1 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting common stock held by non-affiliates as of August 25, 1999 was approximately $38,202,000. As of August 25, 1999, the issuer had 2,296,251 shares of Common Stock issued and outstanding.

                      Documents incorporated by reference:
          -------------------------------------------------------------
          Part III of Form 10-K - Proxy statement for annual meeting of stockholders to be held in 1999.

Part I

Item 1.  Business

Quad City Holdings, Inc. ("Quad City") was formed in February of 1993 under the laws of the state of Delaware for the purpose of becoming the bank holding company of Quad City Bank and Trust Company (the "Bank").

The Bank was capitalized on October 13, 1993 and commenced operations on January 7, 1994. The Bank is organized as an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full-service commercial and consumer banking, and trust and asset management services in the Quad City area through its three offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois.

Quad City Bancard, Inc. ("Bancard") was capitalized on April 3, 1995, as a Delaware corporation that provides merchant credit card processing services. This operation had previously been a division of the Bank since July 1994. Currently, approximately 15,000 merchants process transactions with Bancard.

Quad City Holdings Capital Trust I ("Capital Trust") was formed in April, 1999 and capitalized in June, 1999 in connection with the public offering of $12 million of 9.2% trust preferred capital securities due June 30, 2029.

Quad City owns 100% of the Bank and Bancard and 100% of the common securities of Capital Trust, and in addition to such ownership invests its capital in stocks of financial institutions and mutual funds, as well as participates in loans with the Bank.

The Bank operates in a highly competitive environment in the Quad Cities area. Competitors include not only other commercial banks, credit unions, savings banks, savings and loan institutions and mutual funds, but also, insurance companies, finance companies, brokerage firms , investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as Quad City. Many of these unregulated competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services. These competitive trends are likely to continue. Additionally, Quad City competes in a market with a number of much larger financial institutions with substantially greater resources and larger lending limits. The Board of Governors of the Federal Reserve System (the "Federal Reserve Board") regulates Quad City and its subsidiaries. In addition, the Bank is regulated by the Iowa Superintendent of Banking (the "Iowa Superintendent") and the Federal Deposit Insurance Corporation (the "FDIC").

Quad City's principal business consists of attracting deposits from the public and investing those deposits in loans and securities. The deposits of the Bank are insured to the maximum amount allowable by the FDIC. Quad City's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits and borrowings. It's operating results are affected by merchant credit card fees, trust fees, deposit service charge fees, fees from the sales of residential real estate loans and other income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses and other administrative expenses. Quad City's operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

The commercial banking business is a highly regulated business. See Appendix A for a brief summary regarding federal and state statutes and regulations, which are applicable to Quad City and its subsidiaries. Supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of bank holding companies and banks.

Quad City, the Bank and Bancard have a June 30th fiscal year end and employ 140 individuals. No one customer accounts for more than 10% of revenues, loans or deposits.

See Appendix B for tables and schedules that show selected comparative statistical information required pursuant to the industry guides promulgated under the Securities Act of 1933 and 1934, relating to the business of Quad City.

Item 2.  Property

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

Renovation of a third full service banking facility was completed in February of 1998 at the historic Velie Plantation Mansion, 3551 Seventh Street, located near the intersection of 7th Street and John Deere Road in Moline near the Rock Island/Moline border. The building is owned by a third party limited liability company and the Bank and Bancard are its major tenants. Quad City has purchased a 20% interest in the company that owns the building. Bancard relocated its operations to the lower level of the 30,000 square foot building in late 1997. The Bank began its operations and Quad City relocated its corporate headquarters to the first floor of the building on February 17, 1998. The business office of a medical clinic is sub-leasing approximately 3,500 square feet on the first floor.

In March, 1999, the Bank acquired a 3,000 square foot office building adjacent to the Davenport facility at a cost of $225,000. It is expected that improvements will be made at a cost of approximately $60,000. The office space will be utilized for various operational and administrative functions.

Management is of the opinion that the facilities are of sound construction, in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of Quad City.

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


Item 3.  Legal Proceedings

Quad City is not aware of any legal proceedings against it or its subsidiaries.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the stockholders of Quad City for a vote during the fourth quarter of the fiscal year ended June 30, 1999.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The common stock, par value $1.00 per share ("Common Stock") of Quad City is traded on The Nasdaq SmallCap Market under the symbol "QCHI". The stock began trading on October 6, 1993. As of June 30, 1999, there were 2,296,251 shares of Common Stock outstanding held by approximately 2,500 holders of record. The following table sets forth the high and low sales prices of the Common Stock, as reported by The Nasdaq SmallCap Market, for the periods indicated. The prices set forth below have been adjusted to reflect the three-for-two stock split effected in the form of a stock dividend paid on November 30, 1998. A total of 760,262 shares of Common Stock were issued. No cash dividends were declared during the periods indicated.

                                  Fiscal 1999         Fiscal 1998
                                  sales price         sales price
                               -----------------   -----------------
                                 High      Low       High      Low
                               -----------------   -----------------

First quarter ..........       $21.750   $18.000   $14.750   $13.500
Second quarter .........        25.500    17.333    19.333    14.167
Third quarter ..........        23.500    19.125    25.833    17.250
Fourth quarter .........        20.500    16.125    22.000    19.333

Quad City expects that all earnings will be retained to finance the growth of Quad City, the Bank and Bancard, and that no cash dividends will be paid in the near future. If and when dividends are declared, Quad City will probably be largely dependent upon dividends from the Bank and Bancard for funds to pay dividends on the common stock.

Under Iowa law, the Bank will be restricted as to the maximum amount of dividends it may pay on its common stock. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. The Bank is a member of the Federal Reserve System. The total of all dividends declared by the Bank in a calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. In addition, the Federal Reserve Board, the Iowa Superintendent and the FDIC are authorized under certain circumstances to prohibit the payment of dividends by the Bank. In the case of Quad City, further restrictions on dividends may be imposed by the Federal Reserve Board.


Item 6.  Selected Financial Data

The "Selected Consolidated Financial Data" of Quad City set forth below is derived in part from, and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto. See Item 8 "Financial Statements and Supplementary Data." Results for past periods are not necessarily indicative of results to be expected for any future period.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                           Years Ended June 30,
                                          ---------------------------------------------------
                                             1999       1998      1997       1996       1995
                                          ---------------------------------------------------
                                                          (Dollars in thousands)
Statement of Income Data:
Interest income .......................   $ 20,116   $ 15,077   $  9,706   $  6,529   $  3,550
Interest expense ......................     11,027      8,342      4,994      3,486      1,896
Net interest income ...................      9,089      6,735      4,712      3,043      1,654
Provision for loan losses .............        892        902        844        500        283
Noninterest income (1) ................      5,561      6,148      2,807      1,716        548
Noninterest expenses ..................      9,679      7,910      5,291      3,576      2,293
Pre-tax net income (loss) .............      4,079      4,071      1,384        683       (374)
Income tax expense ....................      1,614      1,678        165          0          0
Net income (loss) .....................      2,465      2,393      1,219        683       (374)

Balance Sheet:
Total assets ..........................   $321,346    250,151   $168,379   $111,475   $ 80,800
Securities ............................     51,666     34,619     31,812     34,189     26,051
Loans .................................    197,977    162,975    108,365     56,810     31,508
Allowance for estimated losses on loans      2,895      2,350      1,633        853        472
Deposits ..............................    247,966    197,384    135,960     92,918     61,098
Stockholders' equity:
     Common ...........................     18,473     16,602     13,613     11,669     11,590
     Preferred ........................          0      2,500      1,000          0          0

Key Ratios:
Return on average assets ..............      0.86%      1.14%      0.86%      0.70%     (0.65)%
Return on average common equity .......     13.69      16.40       9.85       5.82      (3.26)
Net interest margin ...................      3.42       3.55       3.74       3.47       3.15
Efficiency ratio (2) ..................     66.07      61.40      70.37      75.14     104.13
Nonperforming assets to total assets ..      0.51       0.51       0.27       0.28       0.00
Allowance for estimated losses on loans
  to total loans ......................      1.46       1.44       1.51       1.50       1.50
Net charge-offs to average loans ......      0.26       0.13       0.08       0.27       0.01
Average common stockholders' equity
  to average assets ...................      6.26       6.97       8.73      12.10      19.89
Average stockholders' equity
  to average assets ...................      7.05       7.97       9.15      12.10      19.89
Earnings to fixed charges (3)
    Excluding interest on deposits (4)       2.81 x     3.78 x     3.17 x     5.71 x      N/A
    Including interest on deposits (4)       1.36       1.48       1.28       1.20        N/A

-------------------------------------------------------------------

(1) Year ended June 30, 1998 noninterest income includes a pre-tax gain of $2,168 from Bancard's restructuring of an agreement with an independent sales organization (ISO). Year ended June 30, 1999 noninterest income includes amortization of $732 from Bancard's restructuring of an ISO agreement.

(2) Noninterest expenses divided by the sum of net interest income before provision for loan losses and noninterest income.

(3) Dividends were not payable on Quad City's Series A Preferred Stock, and all the outstanding balance was redeemed in June 1999.

(4) Earnings were inadequate to cover fixed charges in the amount of $374 for the year ended June 30, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The  following   discussion  provides  additional   information   regarding  our
operations for the fiscal years ended June 30, 1999, 1998 and 1997, and financial condition for the fiscal years ended June 30, 1999 and 1998. This discussion should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

Overview

Quad City was formed in February 1993 for the purpose of organizing the Bank. The Bank opened in January 1994 with $4.5 million in assets and grew to approximately $321.3 million as of June 30, 1999. Management expects continued opportunities for growth, even though the rate of growth will probably be slower than that experienced to date.

Quad City reported earnings of $2.5 million or $1.08 basic earnings per share for fiscal 1999 as compared to $2.4 million and $1.09 per share for fiscal 1998 and $1.2 million and $0.56 per share for fiscal 1999. The slight improvement in fiscal 1999 from fiscal 1998 was attributable to increased net interest income and increased volumes of business for the Bank, reduced by a decrease in noninterest income. The decrease in noninterest income was primarily due to the one time gain in fiscal 1998 resulting from the restructuring of Bancard's merchant broker agreement. The 95% improvement in fiscal 1998 from fiscal 1997 was also attributable to increase net interest income and increased volumes of business for the Bank, as well as the one time gain resulting from the restructuring of Bancard's merchant broker agreement.

Quad City's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits and borrowings. Quad City's operating results are also affected by sources of non-interest income, including merchant credit card fees, trust fees, deposit service charge fees, fees from the sales of residential real estate loans and other income. Operating expenses of Quad City include employee compensation and benefits, occupancy and equipment expense and other administrative expenses. Quad City's operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. The majority of the Bank's loan portfolio is invested in commercial loans. Deposits from commercial customers represent a significant funding source as well.

The Bank has added facilities and employees to accommodate both its historical growth and anticipated future growth. As such, overhead expenses have had a significant impact on earnings. The primary challenge for the Bank currently, from a profitability standpoint, is to increase its net interest margin. Large commercial depositors create a relatively high cost of funds and this fact, along with a very competitive loan rate environment, have resulted in the Bank's interest margin being below its peer group. Management is addressing this issue with alternative funding sources and pricing strategies.

During 1994, the Bank began to develop internally a merchant credit card processing operation and in 1995 transferred this activity to Bancard, a separate subsidiary of Quad City. Bancard initially had an arrangement to provide processing services exclusively to clients of a single ISO. This ISO was sold in 1998 and the purchaser requested a reduction in the term of the contract. Bancard agreed to amend the contract to reduce the term and accept a fixed monthly processing fee of $25,000 for merchants existing at the time the agreement was signed and a lower transaction fee for new merchants in exchange for a payment of $2.9 million, the ability to transact business with other ISOs and the assumption of the credit risk by the ISO. Approximately two thirds of the income from this settlement, or $2.2 million, was reported in fiscal 1998, with the remainder of $732,000 being recognized as an adjustment to the fixed processing fee during fiscal 1999. Bancard's net income was $565,000 in fiscal 1999 compared to $1.3 million in fiscal 1998. Bancard expects its merchant credit card fee income to remain below previous levels until such time as Bancard can develop relationships with additional ISOs or Allied Merchant Services, Inc., Bancard's newly formed independent sales organization, can generate processing business revenues comparable to those Bancard experienced prior to amendment of its ISO contract. This reduction in processing fees and cessation of the settlement income at Bancard is expected to adversely affect comparisons of consolidated net income in fiscal 2000 with fiscal 1999.

During  fiscal 1998,  the Bank  expanded  its  presence in the mortgage  banking market by hiring several experienced loan originators and an experienced underwriter. The Bank originates mortgage loans on personal residences and sells the majority of these loans into the secondary market to avoid the interest rate risk associated with long term fixed rate financing. The Bank realizes revenue from this mortgage banking activity from a combination of loan origination fees and gain on sale of the loans in the secondary market. During fiscal 1999, the Bank originated $85.0 million of real estate loans and sold $87.8 million of loans, which resulted in gains of $1.0 million. In fiscal 1998 and 1997, the Bank originated $57.2 million and $6.9 million of real estate loans and sold $53.3 million and $6.0 million of loans, which resulted in gains of $713,000 and $44,000, respectively. Mortgage banking operations have benefited from significant refinancing activity as a result of the relatively low interest rate environment in which it has been operating.

Trust department income has become a significant contributor to noninterest income, growing from approximately $736,000 in fiscal 1997 to $1,521,000 in fiscal 1999. Income is generated primarily from fees charged based on assets under management for corporate and personal trusts and for custodial services. Assets under administration have grown from $213.5 at June 30, 1997 to $506.8 million at June 30, 1999. Growth in the current fiscal year resulted primarily from the establishment of a custodial relationship with a large pension fund.

Quad City's initial public offering during the fourth calendar quarter of 1993 raised approximately $14 million. In order to provide additional capital to support the growth of the Bank, Quad City formed a statutory business trust to issue $12 million of capital securities to the public for cash. On June 9, 1999, the Company received all the proceeds from the sale of the public offering. Approximately $1.0 of the proceeds were used to pay expenses related to the offering, approximately $2.5 million were used to repay the outstanding balance on a revolving credit note and approximately $3.0 million was used to redeem all outstanding preferred stock, including the redemption premium.

Results of Operations

Fiscal 1999 compared with fiscal 1998

Overview. Net income for the year ended June 30, 1999 was $2.5 million as compared to net income of $2.4 million for the same period in 1998 for a slight increase of $72,000 or 3%. Basic earnings per share for fiscal 1999 were $1.08 as compared to $1.09 for fiscal 1998. The increase in net income was comprised of an increase in net interest income after provision for loan losses of $2.4 million reduced by a decrease in noninterest income of $588,000 and an increase in noninterest expenses of $1.8 million. The decrease in noninterest income was primarily due to the one time gain in fiscal 1998 resulting from the restructuring of Bancard's merchant broker agreement.

Interest income. Interest income increased by $5.0 million, from $15.1 million for fiscal 1998 to $20.1 million for fiscal 1999. The 33% rise in interest income was basically attributable to greater average outstanding balances in interest earning assets, principally loans receivable.

Interest expense. Interest expense increased by $2.7 million, from $8.3 million for fiscal 1998 to $11.0 million for fiscal 1999. The 32% increase in interest expense was primarily attributable to greater average outstanding balances in interest bearing liabilities.

Provision for loan losses. The provision for loan losses is established based on factors such as the local and national economy and the risk associated with the loans in the portfolio. Quad City had an allowance for estimated losses on loans of approximately 1.46% of total loans at June 30, 1999 as compared to approximately 1.44% at June 30, 1998. The provision for loan losses decreased slightly by $10,000, from $902,000 for the year ended June 30, 1998 to $892,000 for the year ended June 30, 1999. The primary loan growth for the year ended June 30, 1999 was in the commercial loan portfolio, as opposed to our consumer loan portfolio, which has historically carried a greater degree of risk, allowing a decrease in the provision necessary for the period. For fiscal 1999, commercial and real estate loans combined for total charge-offs of $130,000 and total recoveries of $53,000. Consumer loan charge-offs and recoveries totaled $349,000 and $79,000, respectively, for fiscal 1999. Indirect auto loans accounted for a majority of the consumer loan charge-offs. Because asset quality is a priority for Quad City and its subsidiaries, management has made the decision to downscale indirect auto loan activity based on charge-off history. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality.

Noninterest income. Noninterest income decreased by $588,000, from $6.1 million for fiscal 1998 to $5.6 million fiscal 1999. Noninterest income at June 30, 1998 consisted of the gain on the restructuring of a merchant broker agreement, income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. Noninterest income at June 30, 1999 consisted of the amortization of deferred income resulting from the restructuring of a merchant broker agreement, income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The 10% decrease was primarily due to the one time gain in fiscal 1998 resulting from the restructuring of Bancard's merchant broker agreement offset by an increase in loan sales activity in the residential real estate department of the Bank, increased trust relationships received during the period and the recognition of deferred income resulting from a gain on the restructuring of Bancard's merchant broker agreement.

In June 1998, Quad City recognized $2.2 million of gross income as a result of the amendment of the merchant broker agreement with its current, major ISO. The amended agreement is for a minimum term of one year and revised a prior agreement that was to expire in the year 2002. In consideration for the reduction in term from four years to one year, Quad City received total compensation of $2.9 million, of which $732,000 was deferred and recognized in income during fiscal 1999. In the prior agreement, Quad City and the ISO had shared both merchant-servicing fees and related merchant credit risk. The amended agreement exchanges a substantial reduction in merchant servicing income for a like reduction in the related merchant credit risk. With the amended agreement, Quad City receives a fixed, monthly fee of $25,000 for servicing the current merchants and is relieved of responsibility for any merchant credit risk. In an effort to offset the reduced merchant servicing income, Quad City has been actively pursuing other ISO relationships and has recently begun processing for additional ISOs.

During fiscal 1999, merchant credit card fees, net of processing costs, decreased by $73,000 to $1.3 million, from $1.4 million for fiscal 1998. The reduction reflected terms of the amended merchant broker agreement. Also as a result of the amended merchant broker agreement, Quad City recognized $732,000 of the deferred income and earned $300,000 of merchant servicing fees for fiscal 1999.

For fiscal 1999, trust department fees increased $382,000, or 34%, to approximately $1.5 million from $1.1 million for fiscal 1998. The increase was primarily a reflection of the development of additional trust relationships during the period.

Gain on sales of loans, net, was $1.0 million for fiscal 1999, which reflected an increase of 46%, or $331,000, from $713,000 for fiscal 1998. The increase resulted from low interest rates, which created large numbers of both home refinances and first-time home purchases, and the subsequent sale of the majority of these loans into the secondary market.

Noninterest expenses. The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees for both periods. Noninterest expenses for fiscal 1999 were $9.7 million as compared to $7.9 million for the same period in 1998, or an increase of $1.8 million.

The following table sets forth the various categories of noninterest expenses for the years ended June 30, 1999 and 1998.

                                                                  Years Ended June 30,
                                                           -----------------------------------
                                                              1999         1998       % Change
                                                           -----------------------------------
Salaries and employee benefits .........................   $5,801,670   $4,571,126      26.92%
Professional and data processing fees ..................      598,457      504,344      18.66
Advertising and marketing ..............................      359,571      238,160      50.98
Occupancy and equipment expense ........................    1,453,040    1,045,349      39.00
Stationery and supplies ................................      267,739      219,523      21.96
Provision for merchant credit card losses ..............       21,777      105,910     (79.44)
Postage and telephone ..................................      298,208      231,049      29.07
Other ..................................................      878,437      994,354     (11.66)
                                                           ----------------------------------
Total noninterest expenses .............................   $9,678,899   $7,909,815      22.37
                                                           ==================================

Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For fiscal 1999, total salaries and benefits increased to $5.8 million or $1.2 million over the fiscal 1998 total of $4.6 million. The change was primarily attributable to the addition of new Bank employees during the period and increased commission expense in the residential real estate department proportionate to the large volume of residential mortgage loan originations and subsequent loan sales. Advertising and marketing expense increased $121,000 or 51% and postage and telephone expense increased $67,000 or 29%. The increases were the result of the overall increase in business volume of the Bank. For fiscal 1999, occupancy and equipment expense increased $408,000 or 39% over fiscal 1998. The increase was largely due to rent expense for the new Moline location. The provision for merchant credit card losses during fiscal 1999 decreased $84,000 or 79% from fiscal 1998, which reflected Bancard's amended merchant broker agreement and the resulting reduction in Bancard's responsibility for merchant credit risk.

Income tax expense. The provision for income taxes was $1.6 million for fiscal 1999 compared to $1.7 million for fiscal 1998, a decrease of $64,000 or 4%. The decrease was attributable to an effective tax rate of 39.6% in fiscal 1999 compared to 41.2% in fiscal 1998.

Fiscal 1998 compared with fiscal 1997

Overview. Net income for the year ended June 30, 1998 was $2.4 million, compared to $1.2 million for the year ended June 30, 1997, for an increase of 96%. Results improved primarily because of a $2.0 million increase in net interest income after provision for loan losses, and a $3.3 million increase in noninterest income, of which $2.2 million related to a one-time gain on the restructuring of a merchant broker agreement. These increases were offset by a $2.6 million increase in other expenses due primarily to the increased number of employees and higher operating costs related to the increased volume of business, as well as an increase in income taxes of $1.5 million.

Interest income. Interest income increased to $15.1 million in fiscal 1998 from $9.7 million in fiscal 1997, an increase of $5.4 million. The 55% rise was primarily due to greater average outstanding balances in interest bearing assets. Interest income is comprised primarily of interest income on loans (including loan fees), securities, federal funds sold and Quad City's own deposits maintained at other financial institutions. Interest income should continue to grow as the loan portfolio and other assets increase, and would also increase as a result of a rise in interest rates.

Interest expense. Interest expense increased to $8.3 million in fiscal 1998 from $5.0 million in fiscal 1997, an increase of $3.3 million, or 67%, and represented interest paid primarily to depositors, as well as interest paid on Federal Home Loan Bank advances and federal funds purchased. The increase in interest expense was again primarily due to greater average outstanding balances in interest bearing liabilities. Interest expense will continue to increase as deposits and Federal Home Loan Bank advances and other borrowings grow and would also increase as a result of a rise in interest rates.

Net interest income for the years ended June 30, 1998 and June 30, 1997 amounted to $6.7 million and $4.7 million, respectively, and represented the difference between interest income earned on earning assets and interest expense paid on interest bearing liabilities.

Provision for loan losses. The provision for loan losses is established based on factors such as the local and national economy and the risk associated with the loans in the portfolio. Quad City's provision for loan losses was $902,000 for the year ended June 30, 1998, compared to $844,000 for the year ended June 30, 1997. The $58,000, or 7%, increase in the provision for loan losses was primarily in response to greater growth in the loan portfolio during fiscal 1998.

Noninterest income. Noninterest income increased by $3.3 million, or 119%, to $6.1 million in fiscal 1998 from $2.8 million in fiscal 1997. In June 1998, Quad City recognized $2.2 million of income as a result of signing an amendment to a merchant broker agreement with its principal ISO. The term of the amended agreement is for a minimum one-year period, and revised a prior agreement that had an expiration date in the year 2002. In consideration for reducing the term from four years to one year, Quad City received total compensation of $2.9 million. The remaining $732,000 was recognized in income during the fiscal year ending June 30, 1999. Additionally, Quad City will receive a monthly fee of $25,000 for servicing the current merchants during the remaining term of the agreement. In future years, if agreements with other ISOs are not established, there could be a significant reduction in income. It is Quad City's intent, to actively pursue relationships with additional ISOs.

Another component of noninterest income is gains on sales of loans, which totaled $713,000 and $44,000 in fiscal 1998 and 1997, respectively. The $669,000 increase experienced in fiscal 1998 reflected the increased volume of residential mortgage loans originated for sale by the Bank to be sold on the secondary market.

Trust income increased by 55% to $1.1 million in fiscal 1998 from $736,000 in fiscal 1997. The $402,000 increase reflected the development of new trust relationships and increased trust account balances, as well as strong stock and bond markets.

Other noninterest income increased $162,000 in fiscal 1998 to $434,000 from $272,000 in fiscal 1997. The 59% increase was primarily due to the fees generated by the receipt of lease income on the second floor of the Davenport building, the growth in the commission income generated by the investment center and fees generated by the item processing department.

Noninterest expenses. Concurrent with Quad City's growth, noninterest expenses increased to $7.9 million in fiscal 1998 from $5.3 million in fiscal 1997. The $2.6 million, or 50%, increase was primarily due to higher overhead expenses on the increased volume of business attained during fiscal 1998.

The following table sets forth the various categories of noninterest expenses for the years ended June 30, 1998 and 1997.

                                                             Years Ended June 30,
                                                           -----------------------
                                                               1998         1997      % Change
                                                           -----------------------------------
Salaries and employee benefits .........................   $4,571,126   $2,934,758      55.76%
Professional and data processing fees ..................      504,344      437,259      15.34
Advertising and marketing ..............................      238,160      126,061      88.92
Occupancy and equipment expense ........................    1,045,349      654,010      59.84
Stationery and supplies ................................      219,523      191,682      14.52
Provision for merchant credit card losses ..............      105,910      176,476     (39.99)
Postage and telephone ..................................      231,049      168,890      36.80
Other ..................................................      994,354      601,667      65.27
                                                           -----------------------
Total noninterest expenses .............................   $7,909,815   $5,290,803      49.50
                                                           =======================

In fiscal 1998, salaries and employee benefits experienced the most significant dollar increase of any noninterest expense component. For the twelve months ended June 30,1998, total salaries and benefits increased to $4.6 million or $1.7 million over the June 30, 1997 amount of $2.9 million. The change was primarily attributable to the increase in the staff for the new Moline location and increased incentive compensation based on business volume.

In fiscal 1998, advertising and marketing expense experienced the largest single percentage increase within the noninterest expense category. For the twelve months ended June 30, 1998, total advertising and marketing expense increased to $238,000 or $112,000 over the June 30, 1997 total of $126,000. The change was primarily attributable to the promotional and marketing efforts of Quad City's expansion to the new Moline Velie Plantation location.

In fiscal 1998, the provision for merchant credit card losses decreased to $106,000 or $70,000 from the June 30, 1997 amount of $176,000. As mentioned above, the decrease was primarily due to Bancard restructuring its merchant portfolio to focus on smaller merchants with less corresponding risk, and as a result experienced reduced losses.

Income tax expense. Quad City's federal and state income tax expense totaled $1.7 million and $165,000 in fiscal 1998 and 1997, respectively. The $1.5 million increase was the result of higher income before income taxes. Additionally, during the year ended June 30, 1997, Quad City was able to reduce its income tax expense in the first three fiscal quarters due to pre-opening expenses and initial loss carryforwards, therefore it was only during the fiscal fourth quarter of 1997 that income tax expense was recorded.

Financial Condition

Total assets of Quad City increased by $71.1 million or 28% to $321.3 million at June 30, 1999 from $250.2 million at June 30, 1998. The growth primarily resulted from an increase in the loan portfolio funded by deposits received from customers, FHLB advances and short-term borrowings. The largest increase in Quad City's balance sheet as of June 30, 1999, was in deposits received from customers. This was a result of an aggressive program to attract deposits through increased marketing efforts and the hiring of new personnel to staff a business development department to fund the increase in loans. Cash and Cash Equivalent Assets. Cash and due from banks decreased by $3.1 million or 27% to $8.5 million at June 30, 1999 from $11.6 million at June 30, 1998. Cash and due from banks represented both cash maintained at the Bank, as well as funds that the Bank and Quad City had deposited in other banks in the form of demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. Federal funds sold increased by $16.1 million or 70% to $39.1 million at June 30, 1999 from $23.0 million at June 30, 1998. The increase was attributable to Quad City's increased liquidity needs at the end of the fiscal year. Quad City made the decision to increase its liquidity position in order to meet anticipated loan demand, large deposit maturities and to begin to increase liquidity in case Bank customers begin to withdraw funds in anticipation of problems associated with the Year 2000.

Certificates of deposit at financial institutions increased by $4.1 million or 50% to $12.5 million at June 30, 1999 from $8.4 million at June 30,1998. The Bank continued to make new deposits in other banks in the form of certificates of deposit.

Investments. Securities increased by $17.1 million or 49% to $51.7 million at June 30, 1999 from $34.6 million at June 30, 1998. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $1.7 million were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $39,000. Maturities, calls, and sales of securities occurred in the amount of $14.7 million, and an increase in unrealized losses on securities available for sale, before applicable income tax, of $345,000. These decreases were offset by the purchase of additional securities, classified as available for sale, in the amount of $34.0 million.

Portions of the investment securities of the Bank are purchased with the intent to hold the securities until they mature. These held to maturity securities were recorded at amortized cost at June 30, 1999 and June 30, 1998. At June 30, 1999, municipal securities and other bonds made up the $724,000 balance. This was a decrease of $1.7 million, or 70%, from June 30, 1998, when mortgage-backed securities, municipal securities and other bonds made up the $2.4 million balance. Market values at June 30, 1999 and June 30, 1998 were $727,000 and $2.4 million, respectively.

All of Quad City's and a portion of the Bank's securities are placed in the available for sale category as the securities may be liquidated to provide cash for operating or financing purposes. These securities were reported at fair value and increased by $18.7 million, or 58%, to $50.9 million at June 30, 1999, from $32.2 million at June 30, 1998. The amortized cost of such securities at June 30, 1999 and June 30, 1998 was $51.4 million and $32.2 million, respectively.

Quad City does not use any financial instruments referred to as derivatives to manage interest rate risk and as of June 30, 1999 there existed no security in the investment portfolio (other than U.S. government and U.S. government agency securities) that exceeded 10% of stockholders' equity at that date.

Loans. Loans receivable increased by $35.0 million or 21% to $198.0 million at June 30, 1999 from $163.0 million at June 30, 1998. The increase was the result of the origination or purchase of $263.7 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $346,000, and loan repayments or sales of loans of $228.3 million. The majority of residential real estate loans originated by the Bank were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. As of June 30, 1999, the Bank's legal lending limit was $3.5 million.

Allowance for Loan Losses. The allowance for estimated losses on loans was $2.9 million at June 30, 1999 compared to $2.3 million at June 30, 1998 for an increase of $546,000 or 23%. The adequacy of the allowance for estimated losses on loans was determined by management based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and other factors that, in management's judgment, deserved evaluation in estimating loan losses. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the Board of Directors.

Net charge-offs for the years ended June 30, 1999 and 1998, were $346,000 and $185,000, respectively. The increase was primarily due to the losses resulting from auto loans purchased from dealers. Quad City has since scaled back on this type of lending. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio. Provisions were made monthly to ensure that an adequate level was maintained. The allowance for estimated losses on loans as a percentage of total loans was 1.46% at June 30, 1999 and 1.44% at June 30, 1998.

Although management believes that the allowance for estimated losses on loans at June 30, 1999 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that Quad City will not be required to make additional provisions for loan losses in the future. Asset quality is a priority for Quad City and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality.

Nonperforming Assets. The policy of Quad City is to place a loan on nonaccrual status if: (a) payment in full of interest or principal is not expected or (b) principal or interest has been in default for a period of 90 days or more unless the obligation is both in the process of collection and well secured. Well secured is defined as collateral with sufficient market value to repay principal and all accrued interest. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including judgment enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to current status.

Nonaccrual loans were $1.3 million at June 30, 1999 compared to $1.0 million at June 30, 1998 for an increase of $262,000 or 26%. The increase in nonaccrual loans was comprised of increases in commercial loans of $254,000 and consumer loans of $56,700 offset by a decrease in real estate loans of $48,700. Nonaccrual loans at June 30, 1999 consisted primarily of loans that were well collateralized and were not expected to result in material losses.

As of June 30, 1999 and 1998, past due loans of 30 days or more amounted to $4.0 million and $2.3 million, respectively. Quad City anticipated an increase in the dollar amount of this category in fiscal 1999 from the prior years. In prior years, much of the loan portfolio had been on the books for a relatively short time, thus an increase in past due loans was likely as the portfolio matured. Past due loans as a percentage of gross loans receivable was 2.0% and 1.4% at June 30, 1999, and 1998, respectively.

Other Assets. Premises and equipment decreased by $107,000 or 1% to $7.6 million at June 30, 1999 from $7.7 million at June 30, 1998. The decrease resulted from depreciation expense offset by the purchase of additional furniture, fixtures and equipment. Additional information regarding the composition of this account and related accumulated depreciation is described in footnote 5 to the consolidated financial statements.

Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $233,000 or 13% to $2.0 million at June 30, 1999 from $1.8 million at June 30, 1998. The increase was primarily due to greater average outstanding balances in interest-bearing assets.

Other assets increased by $2.3 million or 93% to $4.8 million at June 30, 1999 from $2.5 million at June 30, 1998. The increase consisted primarily of an increase in accrued trust department fees, miscellaneous receivables and prepaid expenses associated with the growth of Quad City.

Deposits. Deposits increased by $50.6 million or 26% to $248.0 million at June 30, 1999 from $197.4 million at June 30, 1998. The increase resulted from a $29.4 million net increase in noninterest bearing, NOW, money market and other savings accounts and a $21.2 million net increase in certificates of deposit. The increase was a result of periodic aggressive pricing programs for deposits, increased marketing efforts and the hiring of new personnel to staff a business development department. Management also believes the increases were a reaction by customers to the acquisitions and mergers of local banks by transferring their financial business to community banks.

Short-term Borrowings. Short-term borrowings increased $7.7 million from $2.0 million as of June 30, 1998 to $9.7 million as of June 30, 1999. As of June 30, 1998 short-term borrowings represented federal funds purchased from correspondent banks. In recent months, the Bank began offering short-term repurchase agreements to some of its major customers. As of June 30, 1999 short-term borrowings were comprised of these customer repurchase agreements of $9.6 million, as well as federal funds purchased from correspondent banks of $140,000.

FHLB Advances and Other Borrowings. FHLB advances decreased slightly to $24.6 million as of June 30, 1999 from $24.7 million at June 30, 1998. As of June 30, 1999, the Bank held $1.2 million of FHLB stock. As a result of its membership in the FHLB of Des Moines, the Bank has the ability to borrow funds for short or long-term purposes under a variety of programs.

In June, 1999, Quad City issued 1,200,000 shares of trust preferred securities through its newly formed Capital Trust subsidiary. On Quad City's financial statements, these securities are listed as company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures and were $12,000,000 at June 30, 1999. Under current regulatory guidelines, these securities are considered to be Tier 1 capital, with certain limitations that are applicable to Quad City.

Other borrowings consisted of the amount outstanding on a revolving credit note with a third party lender, which is secured by all the outstanding stock of the Bank. On July 1, 1998, Quad City increased the amount available under the credit note to $4.5 million and extended the expiration date to July 1, 2000. The borrowed funds were utilized to provide additional capital to the Bank to maintain a 7.5% aggregate capital ratio. On June 10, 1999, using the proceeds from the sale of the trust preferred securities, Quad City paid off the balance of its outstanding line of credit, which was $2.5 million. After the outstanding balance was paid off, the note was rewritten and decreased the amount available under the credit note to $3.0 million while maintaining the July 1, 2000 expiration date.

Other liabilities increased by $3.1 million or 57% to $8.6 million as of June 30, 1999 from $5.5 million as of June 30, 1998. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits.

Stockholders' Equity. At June 30, 1999, Quad City had no shares of perpetual, nonvoting, Series A preferred stock, par value $1.00 per share, issued and outstanding. On June 10, 1999, using the proceeds from the sale of the trust preferred securities, Quad City redeemed all the outstanding balance of preferred stock, which was $2.5 million, plus a redemption premium of $478,000. At June 30, 1998, Quad City had 25 shares of Series A preferred stock issued and outstanding. In anticipation of continued asset growth, Quad City had privately placed these 25 shares of preferred stock with a limited number of institutional investors at a price of $100,000 per share, for an aggregate of $2,500,000. The Series A preferred stock paid no dividends, and carried a cumulative liquidation and redemption value equal to the original purchase price plus an annual premium of 9.75%.

Common stock increased by $786,000 or 52% to $2.3 million as of June 30, 1999 from $1.5 million as of June 30, 1998. The increase was caused by (i) exercises of stock warrants and options resulting in the issuance of 30,720 additional shares of common stock, and (ii) a 3 for 2 stock split, effected in the form of a stock dividend, effective November 30, 1998, which resulted in the issuance of an additional 760,262 shares of common stock.

Additional paid-in capital decreased by $3.0 million or 20% to $12.0 million as of June 30, 1999 from $15.0 million as of June 30, 1998. The decrease resulted from the excess of the $1.00 per share par value for the 25 shares of Series A preferred stock redeemed, and the transfer of $760,000 from additional paid-in capital to common stock representing the issuance of additional common shares from the 3 for 2 stock split. The decrease was offset by $197,000 received in excess of the $1.00 per share par value for 30,720 shares of common stock issued as the result of the exercise of stock warrants and options.

Retained earnings increased by $2.0 million or 77% to $4.6 million as of June 30, 1999 from $2.6 million as of June 30, 1998. The increase reflected net income for the year offset by the redemption premium payment to preferred stockholders of $478,000 plus the payment to common stockholders which represented the cash value of fractional shares created by the 3 for 2 stock split. Accumulated other comprehensive income (loss), consisting of unrealized gains and losses on securities available for sale, net of related income taxes, was a $332,000 loss as of June 30, 1999 as compared to a $12,000 gain as of June 30, 1998. The decrease was attributable to the decrease during the period in fair value of the securities identified as available for sale mainly as a result of an increase in interest rates.

Liquidity

Liquidity measures the ability of Quad City to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $60.2 million at June 30, 1999, compared with $43.0 million at June 30, 1998. Another source of liquidity is borrowing capability. The Bank has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances and loan participations or sales. Quad City also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.

The liquidity of Quad City is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, was $7.5 million for the year ended June 30, 1999 compared to $4.4 million of cash used, primarily for loans originated for sale, for the year ended June 30, 1998. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $76.5 million for the year ended June 30, 1999 and $70.3 million for the year ended June 30, 1998. Net cash provided by financing activities, consisting primarily of deposit growth, proceeds from the issuance of preferred securities of the subsidiary trust, and proceeds from short-term borrowings, for the year ended June 30, 1999 was $66.0 million and for the year ended June 30, 1998 was $79.3 million, consisting principally of deposit growth and proceeds from Federal Home Loan Bank advances.

Net outflows used in operating activities were $4.4 million for the year ended June 30, 1998 compared to providing cash of $4.7 million for the year ended June 30, 1997. The decrease of cash flow during the year resulted primarily from an increase in loans originated for sale, but not yet sold at the end of the fiscal year. Net cash outflows from investing activities totaled $70.3 million for the year ended June 30, 1998, compared to cash outflows of $55.3 million for the year ended June 30, 1997. The net outflows of cash were largely associated with the growth in the loan portfolio. Net cash inflows from financing activities totaled $79.3 million for the year ended June 30, 1998, compared to cash inflows of $51.0 million for the year ended June 30, 1997. The components of the net cash inflows were primarily from the growth of deposit accounts as well as the increase in FHLB advances and other borrowings.

Impact of Inflation and Changing Prices

The consolidated financial statements and the accompanying notes thereto included have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of Quad City's operations. Unlike industrial companies, nearly all of the assets and liabilities of Quad City are monetary in nature. As a result, interest rates have a greater impact on Quad City's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of New Accounting Standards

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement addresses the accounting for derivative instruments and certain derivative instruments embedded in other contracts, and hedging activities. The statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all fiscal years beginning after June 15, 1999 and is not expected to have a material effect on Quad City's consolidated financial position or results of operation.

Forward Looking Statements

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates", "plans", "expects", "believes", and similar expressions as they relate to Quad City or its management are intended to identify such forward looking statements. Quad City's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, unforeseen business risks related to Year 2000 computer systems issues, government policies and regulations, and rapidly changing technology affecting financial services.

Year 2000

The Year 2000 has posed a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operational programs may be unable to distinguish the Year 2000 from the Year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. Financial institutions are particularly vulnerable due to the industry's dependence on electronic data processing systems. In 1997, Quad City started the process of identifying the hardware and software issues required to be addressed to assure Year 2000 compliance. Quad City began by assessing the issues related to the Year 2000 and the potential for those issues to adversely affect Quad City's operations and those of its subsidiaries.

Since that time, Quad City has established a Year 2000 committee to deal with this issue. The committee meets with and utilizes various representatives from key areas throughout the organization to aid in analysis and testing. It is the mission of this committee to identify areas subject to complications related to the Year 2000 and to initiate remedial measures designed to eliminate any adverse effects on Quad City's operations. The committee has identified all mission-critical software and hardware that may be adversely affected by the Year 2000 and has requested vendors to represent that the systems and products provided are or will be Year 2000 compliant.

Quad City licenses all software used in conducting its business from third party vendors. None of Quad City's software has been internally developed. Quad City has developed a comprehensive list of all software, all hardware and all service providers used by Quad City. Every vendor has been contacted regarding the Year 2000 issue, and Quad City continues to closely track the progress each vendor is making in resolving the problems associated with the issue. The vendor of the primary software in use at Quad City released its Year 2000 compliant software in May 1998. Testing standards were formulated and comprehensive testing is now finalized. Quad City actively took part in a peer users group to aid the testing process. Users of the primary software continue to meet regularly to discuss
Year 2000 testing issues and results. In addition, Quad City continues to monitor all other major vendors of services to Quad City for Year 2000 issues in order to avoid shortages of supplies and services in the coming months. Quad City has not had any material delay regarding its information systems projects as a result of the Year 2000 project.

There are four third party utilities with which Quad City has an important relationship, Ameritech, McLeod and US West (phone service), and MidAmerican Energy Corporation (electricity and natural gas). Quad City has not identified any practical, long-term alternatives to relying on these companies for basic utility services. In the event that the utilities significantly curtail or interrupt their services to Quad City, it would have a significant adverse effect on Quad City's ability to conduct business. Information received from these utilities indicates that they have significantly completed remediation and validation of their mission critical applications.

Quad City also has tested such things as vault doors, fax machines, security systems, elevators, stand-alone personal computers, networks, etc. for Year 2000 functionality and is not aware of any significant problems with such systems. Although Quad City does not believe that the failure of these systems would have a material adverse effect on the financial condition of the company, it is addressing deficiencies in these systems and expects compliance to be achieved by September 30, 1999.

Quad City's cumulative costs of the Year 2000 project through fiscal 1999 were $122,000. The estimated total cost of the Year 2000 project is $250,000. This includes costs to upgrade equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures. At the present time, no situations that will require material cost expenditures to become fully compliant have been identified. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone service; however, such costs could be substantial.

Quad City is committed to a plan for achieving compliance, focusing not only on its own data processing systems, but also on its loan and depository customers. The Year 2000 committee has taken steps to educate and assist its customers with identifying their Year 2000 compliance problems, if any. In addition, the management committee has proposed policy and procedure changes to help identify potential risks to Quad City and to gain an understanding of how customers are managing the risks associated with the Year 2000. Quad City is assessing the impact, if any, of the Year 2000 risk in its credit analysis. Quad City also utilizes loan agreements and other legal documentation to ensure large corporate borrowers acknowledge Year 2000 compliance requirements. In connection with potential credit risk related to the Year 2000 issue, Quad City has contacted its large commercial loan and depository customers regarding their level of preparedness for the Year 2000. Through these questionnaires and resulting assessments, Quad City believes that overall credit and liquidity risk to its large corporate borrowers and depositors is not excessive.

Quad City has developed contingency plans for various Year 2000 problems in the event that unforeseen events beyond its control adversely impact our ability to provide financial services to our customers. In the event of such a failure, these plans outline the steps that will be taken to minimize the effect on customers and losses to Quad City. The plan will be continually updated as more information becomes available based on testing results and vendor notifications.

The federal banking regulators issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council but are not intended to replace or supplant the Federal Financial Institutions Examination Council guidance which will continue to apply to all federally insured depository institutions.

The guidelines were issued under Section 39 of the Federal Deposit Insurance Act, which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under
Section 39 of the Federal Deposit Insurance Act, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in Section 39 of the Federal Deposit Insurance Act, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments. Quad City's management believes its Year 2000 planning has been consistent with regulatory guidelines.



Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quad City, like other financial institutions, is subject to direct and indirect market risk. Direct market risk exists from changes in interest rates. Additionally, Quad City's net income is dependent on its net interest income.
Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

In an attempt to manage its exposure to changes in interest rates, management monitors Quad City's interest rate risk. The Asset/Liability Committee meets quarterly to review Quad City's interest rate risk position and profitability, and to make or recommend adjustments for consideration by the Board of Directors. Management also reviews the Bank's securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding Quad City's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

In adjusting Quad City's asset/liability position, the Board and management attempt to manage Quad City's interest rate risk while maintaining or enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase Quad City's interest rate risk position somewhat in order to increase its net interest margin. Quad City's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long- and short-term interest rates.

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The following table sets forth, at June 30, 1999 and June 30, 1998, an analysis of Quad City's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 200 basis points).

  Change In                                                 Estimated Increase (Decrease) in NPV
   Interest                                   ----------------------------------------------------------
    Rates          Estimated NPV Amount                 Amount                        Percent
--------------  ----------------------------  ----------------------------  ----------------------------
(Basis points)  June 30, 1999  June 30, 1998  June 30, 1999  June 30, 1998  June 30, 1999  June 30, 1998
--------------  -------------  -------------  -------------  -------------  -------------  -------------
                                                 (Dollars in thousands)

    +200           $29,554         $22,717        $(1,709)        $(349)        (5.47)%        (1.51)%
     ---            31,263          23,066
    -200            31,710          22,742            447          (324)         1.43%         (1.40)%

Quad City does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, Quad City does not intend to engage in such activities in the immediate future.

Interest rate risk is the most significant market risk affecting Quad City. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of Quad City's business activities.

Item 8.  Financial Statements and Supplementary Data

QUAD CITY HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditor's Report........................................

Consolidated Balance Sheets at June 30, 1999 and 1998...............

Consolidated Statements of Income for the years ended June 30,
  1999, 1998 and 1997 ..............................................

Consolidated Statements of Stockholders' Equity for the years ended June 30, 1999, 1998 and 1997 ...............................

Consolidated Statements of Cash Flows for the years ended June 30,
  1999, 1998 and 1997 ..............................................

Notes to Consolidated Financial Statements..........................

                          Independent Auditor's Report




To the Board of Directors and Stockholders
Quad City Holdings, Inc.
Moline, Illinois

We have audited the accompanying consolidated balance sheets of Quad City Holdings, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended June 30, 1999, 1998 and 1997. These financial statements are the responsibility of Quad City's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quad City Holdings, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for the years ended June 30, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.



/s/ McGladrey & Pullen, LLP
---------------------------



Davenport, Iowa
July 23, 1999

Quad City Holdings, Inc.
and subsidiaries

Consolidated Balance Sheets
June 30, 1999 and 1998

ASSETS                                                                           1999           1998
--------------------------------------------------------------------------------------------------------

Cash and due from banks .................................................   $  8,528,195    $ 11,640,813
Federal funds sold ......................................................     39,125,000      22,960,000
Certificates of deposit at financial institutions .......................     12,535,193       8,366,123

Securities held to maturity, at amortized cost (Note 3) .................        724,415       2,380,309
Securities available for sale, at fair value (Note 3) ...................     50,941,759      32,238,245
                                                                            ----------------------------
                                                                              51,666,174      34,618,554
                                                                            ----------------------------

Loans receivable (Note 4) ...............................................    197,976,692     162,975,136
   Less allowance for estimated losses on loans (Note 4) ................      2,895,457       2,349,838
                                                                            ----------------------------
                                                                             195,081,235     160,625,298
                                                                            ----------------------------

Premises and equipment, net (Note 5) ....................................      7,553,616       7,660,268
Accrued interest receivable .............................................      2,006,503       1,773,223
Other assets ............................................................      4,850,299       2,506,710
                                                                            ----------------------------
              Total assets ..............................................   $321,346,215    $250,150,989
                                                                            ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------
Liabilities:
   Deposits:
      Noninterest-bearing ...............................................   $ 35,833,094    $ 26,605,138
      Interest-bearing ..................................................    212,132,785     170,778,826
                                                                            ----------------------------
              Total deposits (Note 6) ...................................    247,965,879     197,383,964

   Short-term borrowings (Note 7) .......................................      9,685,877       2,000,000
   Federal Home Loan Bank advances (Note 8) .............................     24,605,890      24,667,174
   Company obligated mandatorily redeemable preferred securities
      of subsidiary trust holding solely subordinated debentures (Note 9)     12,000,000             - -
   Other borrowings (Note 10) ...........................................            - -       1,500,000
   Other liabilities ....................................................      8,615,098       5,497,633
                                                                            ----------------------------
              Total liabilities .........................................    302,872,744     231,048,771
                                                                            ----------------------------

Commitments and Contingencies (Note 18)

Stockholders' Equity (Note 16):
   Preferred stock, $1 par value; shares authorized
      250,000; shares issued and outstanding
      1999 - none; 1998 - 25 (Note 15) ..................................            - -              25
   Common stock, $1 par value; shares authorized
      5,000,000; shares issued and outstanding
      1999 - 2,296,251; 1998 - 2,265,561 (Note 1) .......................      2,296,251       1,510,374
   Additional paid-in capital ...........................................     11,959,080      15,014,884
   Retained earnings ....................................................      4,550,490       2,564,443
   Accumulated other comprehensive income (loss) ........................       (332,350)         12,492
                                                                            ----------------------------
              Total stockholders' equity ................................     18,473,471      19,102,218
                                                                            ----------------------------
              Total liabilities and stockholders' equity ................   $321,346,215    $250,150,989
                                                                            ============================

See Notes to Consolidated Financial Statements.

Quad City Holdings, Inc.
and subsidiaries

Consolidated Statements of Income
Years Ended June 30, 1999, 1998, and 1997

                                                                         1999         1998         1997
----------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans .....................................  $15,642,235  $12,083,990  $ 6,905,590
   Interest and dividends on securities ...........................    2,285,267    1,905,668    2,139,263
   Interest on federal funds sold .................................    1,492,173      645,929      286,264
   Other interest .................................................      696,245      440,980      374,527
                                                                     -------------------------------------
              Total interest income ...............................   20,115,920   15,076,567    9,705,644
                                                                     -------------------------------------

Interest expense:
   Interest on deposits ...........................................    9,009,724    6,971,153    4,358,476
   Interest on company obligated mandatorily redeemable
      preferred securities ........................................       63,518          - -          - -
   Interest on short-term and other borrowings ....................    1,953,444    1,370,868      635,392
                                                                     -------------------------------------
              Total interest expense ..............................   11,026,686    8,342,021    4,993,868
                                                                     -------------------------------------

              Net interest income .................................    9,089,234    6,734,546    4,711,776
Provision for loan losses (Note 4) ................................      891,800      901,976      844,391
                                                                     -------------------------------------
              Net interest income after provision for loan losses .    8,197,434    5,832,570    3,867,385
                                                                     -------------------------------------

Noninterest income:
   Merchant credit card fees, net of processing costs .............    1,322,658    1,395,574    1,531,728
   Trust department fees ..........................................    1,520,518    1,138,502      736,461
   Deposit service fees ...........................................      433,056      290,721      201,163
   Gains on sales of loans, net ...................................    1,043,763      713,121       44,441
   Securities gains, net ..........................................        3,757        8,734       21,938
   Amortization of deferred income resulting from
      restructuring of merchant broker agreement (Note 11) ........      732,000          - -          - -
   Gain on restructuring of merchant broker agreement (Note 11) ...          - -    2,168,000          - -
   Other ..........................................................      504,699      433,765      272,023
                                                                     -------------------------------------
              Total noninterest income ............................    5,560,451    6,148,417    2,807,754
                                                                     -------------------------------------

Noninterest expenses:
   Salaries and employee benefits .................................    5,801,670    4,571,126    2,934,758
   Professional and data processing fees ..........................      598,457      504,344      437,259
   Advertising and marketing ......................................      359,571      238,160      126,061
   Occupancy and equipment expense ................................    1,453,040    1,045,349      654,010
   Stationery and supplies ........................................      267,739      219,523      191,682
   Provision for merchant credit card losses ......................       21,777      105,910      176,476
   Postage and telephone ..........................................      298,208      231,049      168,890
   Other ..........................................................      878,437      994,354      601,667
                                                                     -------------------------------------
              Total noninterest expenses ..........................    9,678,899    7,909,815    5,290,803
                                                                     -------------------------------------

              Income before income taxes ..........................    4,078,986    4,071,172    1,384,336
Federal and state income taxes (Note 12) ..........................    1,614,165    1,677,900      165,000
                                                                     -------------------------------------
              Net income ..........................................  $ 2,464,821  $ 2,393,272  $ 1,219,336
                                                                     =====================================

Earnings per common share (Notes 1 and 17):
   Basic ..........................................................  $      1.08  $      1.09  $      0.56
   Diluted ........................................................  $      1.03  $      1.02  $      0.54
   Weighted average common shares outstanding .....................    2,285,500    2,196,297    2,162,490
   Weighted average common and common equivalent shares outstanding    2,398,525    2,353,932    2,250,368

See Notes to Consolidated Financial Statements.

Quad City Holdings, Inc.
and subsidiaries

Consolidated Statements of Changes in
Stockholders' Equity
Years Ended June 30, 1999, 1998, and 1997

                                                                                                      Accumulated
                                                                            Additional    Retained        Other
                                                     Preferred    Common     Paid-In      Earnings    Comprehensive
                                                       Stock       Stock     Capital      (Deficit)   Income (Loss)    Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, year ended June 30, 1996 ................   $     - -  $1,437,824  $11,764,416  $(1,048,165)  $  (485,469)  $11,668,606
                                                     ---------------------------------------------------------------------------
   Comprehensive income:
      Net income .................................         - -         - -          - -    1,219,336           - -     1,219,336
      Other comprehensive income, net of tax
        (Note 2) .................................         - -         - -          - -          - -       425,284       425,284
                                                                                                                     -----------
              Comprehensive income ...............                                                                     1,644,620
                                                                                                                     -----------
   Proceeds from sale of 10 shares of preferred
     stock........................................          10         - -      999,990          - -           - -     1,000,000
   Proceeds from issuance of 37,500 shares of
     common stock as a result of warrants
     exercised (Notes 1 and 14) ..................         - -      25,000      275,000          - -           - -       300,000
                                                     ---------------------------------------------------------------------------
Balance, year ended June 30, 1997 ................          10   1,462,824   13,039,406      171,171       (60,185)   14,613,226
                                                     ---------------------------------------------------------------------------
   Comprehensive income:
      Net income .................................         - -         - -          - -    2,393,272           - -     2,393,272
      Other comprehensive income, net of tax
        (Note 2) .................................         - -         - -          - -          - -        72,677        72,677
                                                                                                                     -----------
              Comprehensive income ...............                                                                     2,465,949
                                                                                                                     -----------
   Proceeds from sale of 15 shares of preferred
     stock .......................................          15         - -    1,499,985          - -           - -     1,500,000
   Proceeds from issuance of 71,325 shares of
     common stock as a result of warrants and
     stock options exercised (Notes 1 and 14) ....         - -      47,550      475,493          - -           - -       523,043
                                                     ---------------------------------------------------------------------------
Balance, year ended June 30, 1998 ................          25   1,510,374   15,014,884    2,564,443        12,492    19,102,218
                                                     ---------------------------------------------------------------------------
   Comprehensive income:
      Net income .................................         - -         - -          - -    2,464,821           - -     2,464,821
      Other comprehensive (loss), net of tax
        (Note 2) .................................         - -         - -          - -          - -      (344,842)     (344,842)
                                                                                                                     -----------
              Comprehensive income ...............                                                                     2,119,979
                                                                                                                     -----------
   Stock split (3 for 2) (Note 1) ................         - -     760,262     (760,262)        (890)          - -          (890)
   Proceeds from issuance of 30,720 shares of
     common stock as a result of warrants and
     stock options exercised (Notes 1 and 14) ....         - -      25,615      201,215          - -           - -       226,830
   Tax benefit of nonqualified stock options
     exercised ...................................         - -         - -        3,218          - -           - -         3,218
   Redemption of preferred stock .................         (25)        - -   (2,499,975)    (477,884)          - -    (2,977,884)
                                                     ---------------------------------------------------------------------------
Balance, year ended June 30, 1999 ................   $     - -  $2,296,251  $11,959,080   $4,550,490    $ (332,350)  $18,473,471
                                                     ===========================================================================

See Notes to Consolidated Financial Statements.

Quad City Holdings, Inc.
and subsidiaries

Consolidated Statements of Cash Flows
Years Ended June 30, 1999, 1998, and 1997

                                                                            1999           1998           1997
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income .......................................................   $ 2,464,821   $  2,393,272   $  1,219,336
   Adjustment to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation ..................................................       627,075        422,357        334,409
      Provision for loan losses .....................................       891,800        901,976        844,391
      Provision for merchant credit card losses .....................        21,777        105,910        176,476
      Amortization of premiums (accretion of discounts) on
        securities, net .............................................        38,697        (16,742)           899
      Investment securities gains, net ..............................        (3,757)        (8,734)       (21,938)
      Loans originated for sale .....................................   (85,027,675)   (57,206,140)    (6,851,715)
      Proceeds on sales of loans ....................................    88,804,656     54,008,203      6,040,971
      Net gains on sales of loans ...................................    (1,043,763)      (713,121)       (44,441)
      Amortization of deferred income resulting from
        restructuring of merchant broker agreement ..................      (732,000)           - -            - -
      Gain on restructuring of merchant broker agreement ............           - -     (2,168,000)           - -
      Increase in accrued interest receivable .......................      (233,280)      (398,916)      (253,039)
      Increase in other assets ......................................    (2,171,547)      (826,685)      (847,702)
      Increase (decrease) in other liabilities ......................     3,830,679       (872,533)     4,064,359
                                                                        -----------------------------------------
              Net cash provided by (used in) operating activities ...     7,467,483     (4,379,153)     4,662,006
                                                                        -----------------------------------------
Cash Flows from Investing Activities:
   Net increase in federal funds sold ...............................   (16,165,000)   (13,770,000)    (6,462,000)
   Net (increase) decrease in certificates of deposit at
      financial institutions ........................................    (4,169,070)    (3,006,999)       112,888
   Purchase of securities available for sale ........................   (34,015,760)   (16,444,294)    (5,926,816)
   Purchase of securities held to maturity ..........................           - -       (276,398)           - -
   Proceeds from calls and maturities of securities .................    14,400,000      9,500,000      2,250,000
   Proceeds from paydowns on securities .............................     1,732,539      4,531,123      1,250,667
   Proceeds from sales of securities available for sale .............       280,786         14,020      5,249,967
   Proceeds from restructuring of merchant broker agreement .........           - -      2,900,000            - -
   Net loans originated .............................................   (38,080,955)   (50,883,287)   (50,764,915)
   Purchase of premises and equipment, net ..........................      (520,423)    (2,833,936)    (1,052,060)
                                                                       ------------------------------------------
              Net cash used in investing activities .................   (76,537,883)   (70,269,771)   (55,342,269)
                                                                       ------------------------------------------
Cash Flows from Financing Activities:
   Net increase in deposit accounts .................................    50,581,915     61,423,769     43,042,077
   Net increase (decrease) in short-term borrowings .................     7,685,877      2,000,000     (1,190,000)
   Proceeds from Federal Home Loan Bank advances ....................     1,480,000     25,955,000     11,961,000
   Payments on Federal Home Loan Bank advances ......................    (1,541,284)   (12,065,538)    (4,594,758)
   Net increase (decrease) in other borrowings ......................    (1,500,000)           - -        500,000
   Proceeds from issuance of preferred securities of subsidiary trust    12,000,000            - -            - -
   Redemption of preferred stock ....................................    (2,977,884)           - -            - -
   Proceeds from issuance of preferred stock ........................           - -      1,500,000      1,000,000
   Proceeds from issuance of common stock ...........................       229,158        523,043        300,000
                                                                        -----------------------------------------
              Net cash provided by financing activities .............   $65,957,782    $79,336,274    $51,018,319
                                                                        -----------------------------------------

              Net increase (decrease) in cash and due from banks ....   $(3,112,618)   $ 4,687,350    $   338,056
Cash and due from banks:
   Beginning .......................................................     11,640,813      6,953,463      6,615,407
                                                                        -----------------------------------------
   Ending ..........................................................    $ 8,528,195    $11,640,813    $ 6,953,463
                                                                        =========================================

Supplemental Disclosures of Cash Flow Information,
   cash payments for:
   Interest ........................................................    $10,735,683    $ 7,769,512    $ 4,861,558
   Income taxes ....................................................      1,527,171      1,974,000        249,000

Supplemental Schedule of Noncash Investing Activities:
   Change in accumulated other comprehensive income, unrealized
      gains (losses) on securities available for sale, net .........       (344,842)        72,677        425,284
   Investment securities transferred from held to maturity portfolio
      to available for sale portfolio, at fair value ...............      1,030,743            - -            - -

See Notes to Consolidated Financial Statements.

QUAD CITY HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

Quad City Holdings, Inc. (Company) is a bank holding company providing bank and bank related services through its subsidiaries, Quad City Bank and Trust Company
(Bank), Quad City Bancard, Inc. (Bancard),  and Quad City Holdings Capital Trust
I. The Bank is a commercial bank that services the Quad Cities area, is chartered and regulated by the state of Iowa, is insured and subject to regulation by the Federal Deposit Insurance Corporation and is a member of and regulated by the Federal Reserve System. Bancard is an entity formed in April 1995 to conduct the Company's merchant credit card operation and is regulated by the Federal Reserve System. This activity was previously conducted by the Bank. Quad City Holdings Capital Trust I was capitalized in June 1999 for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities.

Significant accounting policies:

Accounting estimates: The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for estimated losses on loans is inherently subjective as it requires material estimates that are susceptible to significant change.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Presentation of cash flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks. Cash flows from federal funds sold, certificates of deposit at financial institutions, loans, deposits, short-term borrowings, and other borrowings are treated as net increases or decreases.

Investment securities: Investment securities held to maturity are those debt securities that the Company has the ability and intent to hold until maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. Such securities are carried at cost adjusted for amortization of premiums and accretion of discounts. If the ability or intent to hold to maturity is not present for certain specified securities, such securities are considered available for sale as the Company intends to hold them for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Pursuant to SFAS No. 133  "Accounting  for  Derivative  Instruments  and Hedging
Activities" the Company transferred at fair value $1,030,743 of investment securities from held to maturity to available for sale on January 4, 1999.

Loans held for sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.

Loans and allowance for estimated losses on loans: Loans are stated at the amount of unpaid principal, reduced by an allowance for estimated losses on loans. The allowance for estimated losses on loans is maintained at the level considered adequate by management of the Company and the Bank to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to expense and reduced by net charge-offs. In determining the adequacy of the allowance, the Company and the Bank make continuous evaluations of the loan portfolio and related off-balance sheet commitments, and consider current economic conditions and other factors that may affect a borrower's ability to repay.

In accordance with FASB Statement No. 114 "Accounting for Creditors for Impairment of a Loan" loans are considered impaired when, based on current information and events, it is probable the Company and the Bank will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to an impaired loan is computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The Company and the Bank recognize interest income on impaired loans on a cash basis.

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

Trust assets: Trust assets held by the Bank in a fiduciary, agency, or custodial capacity for its customers, other than cash on deposit at the Bank, are not included in the accompanying consolidated financial statements since such items are not assets of the Bank.

Earnings per common share: Basic earnings per share are computed by dividing net income by the weighted average number of common stock shares outstanding for the respective period. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period.

Common stock split: On November 30, 1998, the Company issued an additional 760,262 shares necessary to effect a 3 for 2 common stock split. All share and per share data has been retroactively adjusted to reflect the split.

Note 2.  Comprehensive Income

Effective July 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be disclosed in the financial statements.

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.

Other comprehensive income is comprised as follows:

                                                                               Tax
                                                                 Before      Expense         Net
                                                                  Tax       (Benefit)      of Tax
                                                               ------------------------------------
Year ended June 30, 1999:
   Unrealized (losses) on securities available for sale:
      Unrealized holding (losses) arising during the year .    $(517,765)   $(175,407)    $(342,358)
      Less, reclassification adjustment for gains
        included in net income ............................        3,757        1,273         2,484
                                                               ------------------------------------
              Other comprehensive (loss) ..................    $(521,522)   $(176,680)    $(344,842)
                                                               ====================================
Year ended June 30, 1998:
   Unrealized gains on securities available for sale:
      Unrealized holding gains arising during the year ....    $ 114,505    $  35,827     $  78,678
      Less, reclassification adjustment for gains
        included in net income ............................        8,734        2,733         6,001
                                                               ------------------------------------
              Other comprehensive income ..................    $ 105,771    $  33,094     $  72,677
                                                               ====================================
Year ended June 30, 1997:
   Unrealized gains (losses) on securities available
      for sale:
      Unrealized holding gains arising during
        the year ..........................................    $ 418,766    $ (21,592)    $ 440,358
      Less, reclassification adjustment for gains
        included in net income ............................       21,938        6,864        15,074
                                                               ------------------------------------
              Other comprehensive income ..................    $ 396,828    $ (28,456)    $ 425,284
                                                               ====================================

Note 3. Investment Securities

The amortized cost and fair value of investment securities as of June 30, 1999 and 1998 are summarized as follows:

                                                             Gross           Gross
                                             Amortized     Unrealized      Unrealized       Fair
                                                Cost         Gains          (Losses)        Value
                                            --------------------------------------------------------
June 30, 1999:
   Securities held to maturity:
      Municipal securities ...............  $   699,415    $     2,115    $       - -    $   701,530
      Other bonds ........................       25,000            585            - -         25,585
                                            --------------------------------------------------------
                                            $   724,415    $     2,700    $       - -    $   727,115
                                            ========================================================
   Securities available for sale:
      U.S. treasury securities ...........  $  9,001,845   $    47,862    $    (4,866)   $ 9,044,841
      U.S. agency securities .............    29,267,483         1,267       (390,870)    28,877,880
      Mortgage-backed securities .........     8,390,795         5,319       (183,867)     8,212,247
      Municipal securities ...............     3,180,714        40,741        (12,139)     3,209,316
      Other securities ...................     1,605,314           102         (7,941)     1,597,475
                                            --------------------------------------------------------
                                            $51,446,151    $    95,291    $  (599,683)   $50,941,759
                                            ========================================================
June 30, 1998:
   Securities held to maturity:
      Mortgage-backed securities .........  $ 1,506,569    $      - -     $   (5,534)    $ 1,501,035
      Municipal securities ...............      848,740         1,704        (13,557)        836,887
      Other bonds ........................       25,000           776            - -          25,776
                                            --------------------------------------------------------
                                            $ 2,380,309    $    2,480     $  (19,091)    $ 2,363,698
                                            ========================================================
   Securities available for sale:
      U.S. treasury securities ...........  $17,007,239    $   54,811     $   (3,867)    $17,058,183
      U.S. agency securities .............   11,247,822         4,020        (31,050)     11,220,792
      Mortgage-backed securities .........    1,847,496         1,265           (346)      1,848,415
      Municipal securities ...............      617,752       (11,193)       606,559
      Other securities ...................    1,500,806         6,733         (3,243)      1,504,296
                                            --------------------------------------------------------
                                            $32,221,115    $   66,829     $  (49,699)    $32,238,245
                                            ========================================================

All sales of securities during the years ended June 30, 1999, 1998, and 1997 were from securities identified as available for sale. Information on proceeds received, as well as the gains and losses from the sale of those securities is as follows:

                                           1999       1998        1997
                                         --------------------------------

Proceeds from sales of securities ...    $280,786   $ 14,020   $5,249,967
Gross losses from sales of securities       1,717        - -        8,486
Gross gains from sales of securities        5,474      8,734       30,424

The amortized cost and fair value of securities as of June 30, 1999 by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.

                                                      Amortized
                                                         Cost      Fair Value
                                                     ------------------------
Securities held to maturity:
   Due in one year or less .......................   $   200,000  $   200,011
   Due after one year through five years .........       273,327      274,393
   Due after five years ..........................       251,088      252,711
                                                     ------------------------
                                                     $   724,415  $   727,115
                                                     ========================

Securities available for sale:
   Due in one year or less .......................   $ 3,998,831  $ 4,017,679
   Due after one year through five years .........    27,444,671   27,156,231
   Due after five years ..........................    10,006,540    9,958,127
                                                     ------------------------
                                                      41,450,042   41,132,037
   Mortgage-backed securities ....................     8,390,795    8,212,247
   Other securities ..............................     1,605,314    1,597,475
                                                     ------------------------
                                                     $51,446,151  $50,941,759
                                                     ========================

As of June 30, 1999 and 1998, investment securities with a carrying value of $23,399,384 and $19,024,656, respectively, were pledged on public deposits and for other purposes as required or permitted by law.

The Company transferred securities with an amortized cost of $1,029,096 and an unrealized gain of $1,647 from the held to maturity portfolio to the available for sale portfolio on January 4, 1999, based on management's reassessment of their previous designations of securities giving consideration to liquidity needs, management of interest rate risk, and other factors.


Note 4.  Loans Receivable

The composition of the loan portfolio as of June 30, 1999 and 1998 is presented as follows:

                                                        1999           1998
                                                    --------------------------

Commercial ......................................   $136,206,893  $ 99,097,297
Real estate .....................................     30,959,344    31,145,517
Installment and other consumer ..................     30,810,455    32,732,322
                                                    --------------------------
                                                     197,976,692   162,975,136
Less allowance for estimated losses on loans ....      2,895,457     2,349,838
                                                    --------------------------
                                                    $195,081,235  $160,625,298
                                                    ==========================

Real estate loans include loans held for sale with a carrying value of $2,033,025 and $4,766,243 as of June 30, 1999 and 1998, respectively. The market value of these loans exceeded its carrying value at those dates.

Loans on nonaccrual status amounted to $1,287,727 and $1,025,761 as of June 30, 1999 and 1998, respectively. Foregone interest income and cash interest collected on nonaccrual loans was not material during the years ended June 30, 1999, 1998, and 1997.

Changes in the allowance for estimated losses on loans for the years ended June 30, 1999, 1998, and 1997 are presented as follows:

                                                    1999        1998         1997
                                                 ----------------------------------
Balance, beginning ..........................    $2,349,838  $1,632,500  $  852,500
   Provisions charged to expense ............       891,800     901,976     844,391
   Loans charged off ........................      (478,515)   (205,234)    (64,913)
   Recoveries on loans previously charged off       132,334      20,596         522
                                                 ----------------------------------
Balance, ending .............................    $2,895,457  $2,349,838  $1,632,500
                                                 ==================================

Impaired loans were not material as of June 30, 1999 and 1998.

The loan portfolio includes a concentration of loans in certain industries as of June 30, 1999 as follows:

           Industry                                            Balance
   ---------------------------------------------------------------------

   Commercial banks                                          $10,015,866
   Physicians                                                  5,795,526
   Real estate operators and lessors                           8,624,661

Generally these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions with these entities compare favorably with the Bank's credit loss experience on its loan portfolio as a whole.

Loans are made in the normal course of business to directors, officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate amount of these loans during the years ended June 30, 1999 and 1998 was as follows:

                                                           1999         1998
                                                        -----------------------

Balance, beginning ......................               $4,831,491   $2,027,150
   Advances .............................                3,188,483    4,016,294
   Repayments ...........................               (2,190,787)  (1,211,953)
                                                        -----------------------
Balance, ending .........................               $5,829,187   $4,831,491
                                                        =======================


Note 5.  Premises and Equipment

The following summarizes the components of premises and equipment as of June 30, 1999 and 1998:

                                                         1999         1998
                                                      ----------------------

Land ........................................         $  630,699  $  554,379
Buildings ...................................          4,634,608   4,476,425
Furniture and equipment .....................          3,955,489   3,669,569
                                                      ----------------------
                                                       9,220,796   8,700,373
Less accumulated depreciation ...............          1,667,180   1,040,105
                                                      ----------------------
                                                      $7,553,616  $7,660,268
                                                      ======================

Certain facilities are leased under operating leases. Rental expense was $429,932, $176,057, and $9,971 for the years ended June 30, 1999, 1998, and
1997, respectively.

Future minimum rental commitments under noncancelable leases on a fiscal year basis were as follows as of June 30, 1999:

   2000                                                      $  413,556
   2001                                                         413,556
   2002                                                         413,556
   2003                                                         402,701
   2004                                                         381,156
   Thereafter                                                 1,370,496
                                                             ----------
                                                             $3,395,021
                                                             ==========

Note 6.  Deposits

The aggregate amount of certificates of deposit each with a minimum denomination of $100,000 was $37,103,749 and $31,937,377 as of June 30, 1999 and 1998,
respectively.

As of June 30, 1999, the scheduled maturities of certificates of deposit were as follows:

   In one year or less                                       $ 94,486,929
   After one year through two years                            18,535,480
   After two years through three years                          6,739,025
   After three years through four years                         3,690,224
   After four years                                             2,195,386
                                                             ------------
                                                             $125,647,044
                                                             ============

Note 7.  Short-Term Borrowings

Short-term borrowings as of June 30, 1999 of $9,685,877 consisted of federal funds purchased of $140,000 and overnight repurchase agreements with customers of $9,545,877. As of June 30, 1998 short-term borrowings of $2,000,000 represented federal funds purchased.

Information concerning repurchase agreements is summarized as follows as of June 30, 1999:

Average daily balance during the year .........................     $ 4,248,238
Average daily interest rate during the year ...................           4.14%
Maximum month-end balance during the year .....................      11,418,714
Weighted average rate as of June 30, 1999 .....................           3.99%
Securities underlying the agreements as of June 30, 1999:
   Carrying value .............................................     $11,934,561
   Fair value .................................................      11,934,561

The securities underlying the agreements as of June 30, 1999 were under the Company's control.

Note 8.  Federal Home Loan Bank Advances

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As of June 30, 1999 and 1998, the Bank held $1,299,100 and $1,234,600, respectively, of FHLB stock. Maturity and interest rate information on advances from the FHLB as of June 30, 1999 and 1998 is as follows:

                                                          June 30, 1999
                                              ----------------------------------
                                               Amount Due         Interest Rate
                                              ----------------------------------

 2000 ...............................         $ 3,500,000         5.61% to 5.95%
 2001 ...............................           3,250,000         5.43% to 6.02%
 2002 ...............................           2,057,063         6.51% to 7.06%
 2003 ...............................           6,989,575         5.33% to 6.57%
 2004 and thereafter ................           8,809,252         4.88% to 7.11%
                                              -----------
      Total FHLB advances ...........         $24,605,890
                                              ===========

                                                          June 30, 1998
                                              ----------------------------------
                                               Amount Due         Interest Rate
                                              ----------------------------------

  2000 ..............................         $ 2,000,000         5.80% to 5.95%
  2001 ..............................           5,750,000         5.43% to 6.02%
  2002 ..............................           2,085,004         6.51% to 7.06%
  2003 and thereafter ...............          14,832,170         4.88% to 7.11%
                                              -----------
      Total FHLB advances ...........         $24,667,174
                                              ===========

Advances from the FHLB are collateralized by 1 to 4 unit residential mortgages equal to 130% of total outstanding notes. Additionally, securities with a carrying value of approximately $6.3 million as of June 30, 1999 and $12.5 million as of June 30, 1998 were pledged as collateral on these advances.


Note 9. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures

The Company has issued all of the 1,200,000 authorized shares of Company Obligated Mandatorily Redeemable (COMR) Preferred Securities of Quad City Holdings Capital Trust I Holding Solely Subordinated Debentures. Distributions will accumulate from June 10, 1999 and will be paid quarterly on March 31, June 30, September 30, and December 31 of each year beginning September 30, 1999. Cumulative cash distributions are calculated at a 9.2% annual rate. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarters, but not beyond June 30, 2029. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed on June 30, 2029, however, the Company has the option to shorten the maturity date to a date not earlier than June 30, 2004. The redemption price is $10 per capital security plus any accrued and unpaid distributions to the date of redemption.

Holders of the capital securities will have no voting rights, and are unsecured and rank junior in priority of payment to all of the Company's indebtedness and senior to the Company's capital stock.

The debentures are included on the balance sheet as of June 30, 1999 as liabilities. For regulatory purposes, a portion of the capital securities are allowed in the calculation of Tier I capital.

The capital securities are traded on the American Stock Exchange under the symbol "CQP.PR.A".

Note 10.  Other Borrowings

The Company has a revolving credit note for $3,000,000, which is secured by all the outstanding stock of the Bank. There was no outstanding balance on this note as of June 30, 1999 and as of June 30, 1998, the balance was $1,500,000. The revolving credit note expires on July 1, 2000. Interest is payable quarterly at the adjusted LIBOR rate. Adjusted LIBOR rate is defined as a rate of interest equal to 2% per annum in excess of the per annum rate of interest at which U.S. dollar deposits in an amount comparable to the amount of the relevant LIBOR Loan are offered generally to the Bank in the London Interbank Eurodollar market at 11:00 a.m. (London time) two banking days prior to the commencement of each interest period. The rate was 7% as of June 30, 1999.

The revolving credit note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios. The Company complied with all of the covenants as of June 30, 1999 and 1998.


Note 11.  Restructuring of Merchant Broker Agreement

In June 1998, the Company recognized $2,168,000 of income as a result of signing a new merchant broker agreement with an ISO. The term of the new agreement was for a minimum one-year period, and replaced a prior agreement that had an expiration date in the year 2002. In consideration for reducing the term from four years to a minimum of one year, the Company received total compensation of $2,900,000. The Company recognized $732,000 and $2,168,000 of the income during the years ended June 30, 1999 and 1998, respectively. In addition, the Company receives monthly fees of $25,000 for servicing the current merchants during the remaining term of the agreement, which expires May 31, 2000. In future years, if agreements with any other ISOs is not established, there could be a significant reduction in income. The Company is actively pursuing relationships with other ISOs.

Note 12.  Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended June 30, 1999, 1998, and 1997:

                                                   Year Ended June 30,
                                           ------------------------------------
                                              1999         1998         1997
                                           ------------------------------------

Current ................................   $1,381,903   $2,231,183   $  472,385
Deferred ...............................      232,262     (553,283)    (307,385)
                                           ------------------------------------
                                           $1,614,165   $1,677,900   $  165,000
                                           ====================================

A reconciliation of the expected federal income tax expense to the income tax expense included in the statements of income was as follows for the years ended June 30, 1999, 1998, and 1997:

                                                        Year Ended June 30,
                                ----------------------------------------------------------------
                                         1999                  1998                  1997
                                ----------------------------------------------------------------
                                               % of                  % of                  % of
                                              Pretax                Pretax                Pretax
                                   Amount     Income     Amount     Income      Amount    Income
                                ----------------------------------------------------------------
Computed "expected"
   tax expense ..............   $ 1,427,645    35.0%  $ 1,424,910    35.0%  $   484,517    35.0%
Effect of graduated tax rates       (40,790)   (1.0)      (40,712)   (1.0)      (13,843)   (1.0)
Tax exempt income, net ......       (46,853)   (1.1)      (19,759)   (0.5)       (3,853)   (0.3)
State income taxes, net of
   federal benefit ..........       126,123     3.1       268,796     6.6        44,320     3.2
Change in valuation allowance           - -     - -           - -     - -      (358,934)  (25.9)
Other .......................       148,040     3.6        44,665     1.1        12,793     0.9
                                ----------------------------------------------------------------
                                $ 1,614,165    39.6%  $ 1,677,900    41.2%  $   165,000    11.9%
                                ================================================================

The net deferred tax assets included with other assets on the balance sheet consisted of the following as of June 30, 1999 and 1998:

                                                            1999         1998
                                                         -----------------------
Deferred tax assets:
   Organization and startup costs ....................   $      - -   $   27,183
   Net unrealized losses on securities available
     for sale ........................................      172,042          - -
   Capital loss carryforwards ........................        7,162       13,830
   Deferred income ...................................          - -      292,800
   Loan and credit card losses .......................    1,063,999      792,127
   Other .............................................       16,639        7,460
                                                         -----------------------
                                                          1,259,842    1,133,400
                                                         -----------------------
Deferred tax liabilities:
   Accrual to cash conversion ........................          - -       58,818
   Premises and equipment ............................      406,302      199,035
   Net unrealized gains on securities available
     for sale ........................................          - -        4,638
   Investment securities accretion ...................       27,282       13,692
   Other .............................................       25,810        1,187
                                                         -----------------------
                                                            459,394      277,370
                                                         -----------------------
              Net deferred tax asset .................   $  800,448   $  856,030
                                                         =======================

The change in deferred income taxes was reflected in the financial statements as follows for the years ended June 30, 1999, 1998, and 1997:

                                                 1999        1998        1997
                                               --------------------------------

Provision for income taxes .................   $232,262   $(553,283)  $(307,385)
Statement of stockholders' equity-
   accumulated other comprehensive
   income, unrealized gains (losses)
   on securities available for sale, net ...   (176,680)     33,094     (28,456)
                                               --------------------------------
                                               $ 55,582   $(520,189)  $(335,841)
                                               ================================


Note 13.  Employee Benefit Plan

The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 2% of employee contributions, 50% of the next 2% of employee contributions, and 25% of the next 2% of employee contributions, up to a maximum amount of 3.5% of an employee's compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. Company contributions for the years ended June 30, 1999, 1998, and 1997 were as follows:

                                            1999       1998       1997
                                          ------------------------------

Matching contribution .................   $132,835   $100,164   $ 64,535
Discretionary contribution ............     45,000     45,000     30,000
                                          ------------------------------
                                          $177,835   $145,164   $ 94,535
                                          ==============================


Note 14.  Warrants and Stock Based Compensation

Warrants:

As part of the underwriting agreement for its initial public offering, the Company issued warrants to the underwriters for the purchase of 37,500 shares of common stock at $8 per share. The underwriters exercised all of the warrants on May 6, 1997. The warrants became exercisable on October 13, 1994 (the date commencing one year from the date of the public offering) and would have remained exercisable for a period of four years after such date.

Common stock of $75,000 as of June 30, 1993 represented 112,500 shares of the Company's common stock issued in a private placement in 1993. Each stockholder who purchased stock in the private placement received a unit (at a price of $6.67 per unit) which consisted of one and one half shares of the Company's common stock and one and one half warrants. Each warrant entitled the holder to purchase an additional share of Company common stock for $7.33, exercisable by October 13, 1999. During the years ended June 30, 1999 and 1998, 30,000 and 71,250, respectively, of the warrants were exercised leaving 11,250 remaining as of June 30, 1999.

Stock option and incentive plans:

The Company's Board of Directors and its stockholders adopted in June 1993 the Quad City Holdings, Inc. Stock Option Plan (Stock Option Plan). Up to 150,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of incentive stock options or nonqualified stock options granted under the Stock Option Plan. The Company's Board of Directors adopted in November 1996 the Quad City Holdings, Inc. 1997 Stock Incentive Plan (Stock Incentive Plan). Up to 150,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the Stock Incentive Plan. The Stock Option Plan and the Stock Incentive Plan are administered by the compensation committee appointed by the Board of Directors (Committee).

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

In the case of nonqualified stock options, the Stock Option Plan and the Stock Incentive Plan provide for the granting of "Tax Benefit Rights" to certain participants at the same time as these participants are awarded nonqualified options. Each Tax Benefit Right entitles a participant to a cash payment equal to the excess of the fair market value of a share of common stock on the exercise date over the exercise price of the related option multiplied by the difference between the rate of tax on ordinary income over the rate of tax on capital gains (federal and state).

As permitted under generally accepted accounting principles, grants under the plan are accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date. Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, reported net income would not have changed by a material amount and earnings per share would not have changed by more than $0.02, $0.01, and $0.01 for the years ended June 30, 1999, 1998, and 1997, respectively.

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions for grants during the years ended June 30, 1999, 1998, and 1997: dividend rate of 0%: risk-free interest rates based upon current rates at the date of grant (5.62% to 7.90%); expected lives of 10 years, and expected price volatility of 13.37% to 20.65%.

A summary of the stock option plans as of June 30, 1999, 1998, and 1997 and changes during the years ended on those dates is presented below:

                               1999             1998               1997
                         ---------------- -----------------  -------------------
                                 Weighted          Weighted           Weighted
                                  Average           Average            Average
                                 Exercise          Exercise           Exercise
                         Shares   Price    Shares   Price    Shares     Price
                         ---------------- -----------------  -------------------


Outstanding, beginning   190,887  $ 9.12  175,155   $ 7.89   147,030   $ 6.79
   Granted ...........     8,500   18.03   19,062    20.92    28,650    13.51
   Exercised .........      (720)   9.49      (75)    7.23       - -
   Forfeited .........    (8,496)  12.67   (3,255)   12.15      (525)    6.85
                         -------          -------            -------
Outstanding, ending ..   190,171    9.36  190,887     9.12   175,155     7.89
                         =======          =======            =======

Exercisable, ending ..   149,109          130,455             96,345

Weighted average fair
  value per option of
  options granted
   during the year ...   $  8.88          $  9.72            $  6.69


A further summary of options outstanding as of June 30, 1999 is presented below:

                          Options Outstanding
                   -----------------------------------
                                                           Options Exercisable
                                 Weighted                -----------------------
                                  Average     Weighted                Weighted
                                 Remaining     Average                 Average
   Range of          Number     Contractual   Exercise     Number     Exercise
Exercise Prices    Outstanding     Life        Price     Exercisable   Price
--------------------------------------------------------------------------------

$6.00 to $6.83       132,720     5.6 years     $ 6.67      130,410     $ 6.67
$7.83 to $8.83         8,805     6.9 years       8.76        5,430       8.75
$10.00 to $11.67         750     7.8 years      11.67          600      10.84
$13.33 to $13.67      23,190     8.0 years      13.66        9,480      13.66
$14.09 to $21.33      24,706     9.5 years      19.96        3,189      20.97
                     -------                               -------
                     190,171                               149,109
                     =======                               =======

Stock appreciation rights:

Additionally, the Stock Incentive Plan allows the granting of stock appreciation rights (SARs). SARs are rights entitling the grantee to receive cash having a fair market value equal to the appreciation in the market value of a stated number of shares from the date of grant. Like options, the number and exercise price of SARs granted is determined by the Committee. The SARs will vest 20% per year, and the term of the SAR may not exceed 10 years from the date of the grant. As of June 30, 1999 there were 39,625 SARs granted, with 9,675 currently exercisable.


Note 15.  Preferred Stock

In June 1999, the Company redeemed all 25 outstanding shares of Preferred Stock for cash of $2,977,884. The stock was senior to common stock as to dividends, liquidation, and redemption rights, and did not confer general voting rights. The redemption amount was equal to the sum of (i) $100,000; plus (ii) a premium in the amount of $9,750 multiplied by a fraction, the numerator of which was the total number of calendar days the Preferred Stock being redeemed had been outstanding and the denominator of which was 365.


Note 16.  Regulatory Capital Requirements and Restrictions on Dividends

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

The actual amounts and capital ratios as of June 30, 1999 and 1998 with the minimum requirements for the Company and Bank are presented below:

                                                                                  To Be Well
                                                                              Capitalized Under
                                                           For Capital        Prompt Corrective
                                     Actual             Adequacy Purposes     Action Provisions
                                 ---------------------------------------------------------------
                                    Amount     Ratio      Amount    Ratio      Amount     Ratio
                                 ---------------------------------------------------------------
As of June 30, 1999:
   Company:
      Total risk based capital   $33,695,000   13.8%   $19,476,000 => 8.0%  $24,345,000 => 10.0%
      Tier 1 risk based capital   25,060,000   10.3      9,738,000 => 4.0    14,607,000 =>  6.0
      Leverage ratio ..........   25,060,000    8.0     12,523,000 => 4.0    15,603,000 =>  5.0
   Bank:
      Total risk based capital   $25,139,000   11.3%   $17,875,000 => 8.0%  $22,344,000 => 10.0%
      Tier 1 risk based capital   22,244,000   10.0      8,938,000 => 4.0    13,406,000 =>  6.0
      Leverage ratio ..........   22,244,000    7.2     12,374,000 => 4.0    15,467,000 =>  5.0

As of June 30, 1998:
   Company:
      Total risk based capital   $21,275,000   12.2%   $13,979,000 => 8.0%  $17,474,000 => 10.0%
      Tier 1 risk based capital   19,089,000   10.9      6,990,000 => 4.0    10,484,000 =>  6.0
      Leverage ratio ..........   19,089,000    7.9      9,603,000 => 4.0    12,004,000 =>  5.0
   Bank:
      Total risk based capital   $20,167,000   11.8%   $13,649,000 => 8.0%  $17,062,000 => 10.0%
      Tier 1 risk based capital   18,032,000   10.6      6,824,000 => 4.0    10,236,000 =>  6.0
      Leverage ratio ..........   18,032,000    7.6      9,453,000 => 4.0    11,817,000 =>  5.0

Federal Reserve Board policy provides that a bank holding company should not pay dividends unless (i) the dividends can be fully funded out of net income from the company's net earnings over the prior year and (ii) the prospective rate of earnings retention appears consistent with the company's (and its subsidiaries') capital needs, asset quality, and overall financial condition.

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


Note 17.  Earnings Per Common Share

The following information was used in the computation of basic and diluted earnings per common share for the years ended June 30, 1999, 1998, and 1997.

                                                 1999       1998         1997
                                              ----------------------------------

Basic and diluted earnings, net income .....  $2,464,821  $2,393,272  $1,219,336
                                              ==================================


Weighted average common shares outstanding . 2,285,500 2,196,297 2,162,490 Weighted average common shares issuable upon
   exercise of stock options and warrants ..     113,025     157,635      87,878
                                              ----------------------------------
Weighted average common and common
   equivalent shares outstanding ...........   2,398,525   2,353,932   2,250,368
                                              ==================================


Note 18.  Commitments and Contingencies

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit, and standby letters of credit.

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

As of June 30, 1999 and 1998 commitments to extend credit aggregated $58,119,081 and $38,024,001, respectively. As of June 30, 1999 and 1998 standby letters of credit aggregated $551,500 and $1,278,000, respectively. Management does not expect that all of these commitments will be funded.

Bancard is subject to the risk of chargebacks from cardholders and the merchant being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant.

The Company also has a guarantee to MasterCard International Incorporated, which is backed up by a performance bond in the amount of $1,000,000. As of June 30, 1999 there were no significant pending liabilities.

Aside from cash on-hand and in-vault, the majority of the Company's cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by $44,004,699 and $26,727,204 as of June 30, 1999 and 1998, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

Note 19.  Quarterly Results of Operations (Unaudited)

                                             Year Ended June 30, 1999
                                  ----------------------------------------------
                                   September   December     March        June
                                     1998        1998        1999        1999
                                  ----------------------------------------------

Total interest income ........... $4,785,014  $4,949,961  $4,948,755  $5,432,190
Total interest expense ..........  2,692,979   2,718,434   2,673,931   2,941,342
                                  ----------------------------------------------
              Net interest income  2,092,035   2,231,527   2,274,824   2,490,848
Provision for loan losses .......    252,000     174,200     218,200     247,400
Noninterest income ..............  1,191,066   1,329,819   1,437,189   1,602,377
Noninterest expenses ............  2,301,829   2,376,376   2,472,977   2,527,717
                                  ----------------------------------------------
              Net income before
              income taxes ......    729,272   1,010,770   1,020,836   1,318,108
Federal and state income taxes ..    290,451     391,314     406,889     525,511
                                  ----------------------------------------------
              Net income ........ $  438,821  $  619,456  $  613,947  $  792,597
                                  ==============================================

Earnings per common share:
   Basic ........................ $     0.19  $     0.27  $     0.27  $     0.35
   Diluted ......................       0.18        0.26        0.25        0.34

                                          Year Ended June 30, 1998
                                 -----------------------------------------------
                                 September    December     March        June
                                    1997        1997       1998         1998
                                 -----------------------------------------------

Total interest income .......... $3,305,107  $3,617,832  $3,797,383  $4,356,245
Total interest expense .........  1,757,272   1,963,477   2,157,917   2,463,355
                                  ----------------------------------------------
          Net interest income ..  1,547,835   1,654,355   1,639,466   1,892,890
Provision for loan losses ......   (304,355)   (215,643)   (233,260)   (148,718)
Noninterest income .............    922,495     872,117   1,134,103   3,219,702
Noninterest expenses ........... (1,606,833) (1,706,098) (2,048,517) (2,548,367)
                                 -----------------------------------------------
              Net income before
              income taxes .....    559,142     604,731     491,792   2,415,507
Federal and state income taxes .    218,200     237,075     191,425   1,031,200
                                 -----------------------------------------------
              Net income ....... $  340,942  $  367,656  $  300,367  $1,384,307
                                 ===============================================

Earnings per common share:
   Basic ....................... $     0.15  $     0.17  $     0.14  $      0.63
   Diluted .....................       0.14        0.15        0.13         0.60

                                          Year Ended June 30, 1997
                                 -----------------------------------------------
                                 September    December     March       June
                                    1996        1996       1997        1997
                                 -----------------------------------------------

Total interest income ........   $2,014,237  $2,308,760  $2,499,725  $2,882,922
Total interest expense .......    1,008,269   1,202,258   1,325,463   1,457,878
                                 -----------------------------------------------
        Net interest income ..    1,005,968   1,106,502   1,174,262   1,425,044
Provision for loan losses ....     (157,400)   (146,325)   (222,775)   (317,891)
Noninterest income ...........      519,208     599,095     790,345     899,106
Noninterest expenses .........   (1,108,592) (1,257,025) (1,392,010) (1,533,176)
                                 ----------------------------------------------
              Net income before
              income taxes ...      259,184     302,247     349,822     473,083
Federal and state income taxes          - -         - -         - -     165,000
                                 -----------------------------------------------
              Net income .....   $  259,184  $  302,247  $  349,822  $  308,083
                                 ===============================================

Earnings per common share:
   Basic .....................   $     0.12  $     0.14  $     0.16  $     0.14
   Diluted ...................         0.12        0.13        0.15        0.14

Note 20.  Parent Company Only Financial Statements

The following is condensed financial information of Quad City Holdings, Inc. (parent company only):

                            Condensed Balance Sheets
                                                                           June
                                                                           30,
                                                           --------------------------
ASSETS                                                         1999           1998
-------------------------------------------------------------------------------------
Cash and due from banks ................................   $ 4,911,367    $   433,928
Securities available for sale, at fair value ...........       189,625        160,946
Investment in Quad City Bank and Trust Company .........    21,916,436     18,040,231
Investment in Quad City Bancard, Inc. ..................     1,432,802        367,916
Investment in Quad City Holding Capital Trust ..........       380,000            - -
Net loans receivable ...................................           - -        502,844
Other assets ...........................................     1,984,519      1,217,502
                                                           --------------------------
              Total assets .............................   $30,814,749    $20,723,367
                                                           ==========================
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------
Liabilities:
   Other borrowings ....................................   $       - -    $ 1,500,000
   COMR preferred securities of subsidiary trust .......    12,000,000            - -
   Other liabilities ...................................       341,278        121,149
                                                           --------------------------
              Total liabilities ........................    12,341,278      1,621,149
                                                           --------------------------
Stockholders' Equity:
   Preferred stock .....................................           - -             25
   Common stock ........................................     2,296,251      1,510,374
   Additional paid-in capital ..........................    11,959,080     15,014,884
   Retained earnings ...................................     4,550,490      2,564,443
   Accumulated other comprehensive income (loss) .......      (332,350)        12,492
                                                           --------------------------
              Total stockholders' equity ...............    18,473,471     19,102,218
                                                           --------------------------
              Total liabilities and stockholders' equity   $30,814,749    $20,723,367
                                                           ==========================

                         Condensed Statements of Income

                                                         Years Ended June 30,
                                                 ----------------------------------
                                                     1999       1998         1997
-----------------------------------------------------------------------------------
Total interest income .........................  $   78,763  $   48,178  $   84,431
Investment securities gains, net ..............       5,474       8,734      23,437
Equity in net income of Quad City Bank and
   Trust Company ..............................   2,212,931   1,208,090     844,915
Equity in net income of Quad City Bancard, Inc.     564,886   1,325,992     356,318
Other .........................................      85,945      81,435      63,516
                                                 ----------------------------------
              Total income ....................   2,947,999   2,672,429   1,372,617
                                                 ----------------------------------

Interest expense ..............................     220,794     129,271     122,885
Other .........................................     495,284     304,186     342,396
                                                 ----------------------------------
              Total expenses ..................     716,078     433,457     465,281
                                                 ----------------------------------

              Income before income tax
              benefit .........................   2,231,921   2,238,972     907,336

Income tax benefit ............................     232,900     154,300     312,000
                                                 ----------------------------------
              Net income ......................  $2,464,821  $2,393,272  $1,219,336
                                                 ==================================

                       Condensed Statements of Cash Flows

                                                                     Years Ended June 30,
                                                          -----------------------------------------
                                                             1999            1998           1997
---------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income .........................................   $ 2,464,821    $ 2,393,272    $ 1,219,336
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Distributions in excess of (less than)
        earnings of:
        Quad City Bank and Trust Company ..............    (2,212,931)    (1,208,090)      (844,915)
        Quad City Bancard, Inc. .......................      (564,886)       574,008       (356,318)
      Depreciation ....................................         4,036          3,520          2,647
      Provision for loan losses .......................        (7,500)           - -        (10,000)
      Accretion of discount on securities, net ........           - -            - -         (5,495)
      Investment securities gains, net ................        (5,474)        (8,734)       (23,437)
      Decrease in accrued interest receivable .........         4,780            749          2,676
      (Increase) in other assets ......................      (770,199)      (605,877)      (560,689
      Increase (decrease) in other liabilities ........       220,129        (14,606)        35,115
                                                           ----------------------------------------
              Net cash provided by (used in)
               operating activities ...................      (867,224)     1,134,242       (541,080)
                                                           ----------------------------------------

Cash Flows from Investing Activities:
   Purchase of securities available for sale ..........       (67,400)        (5,958)       (49,515)
   Proceeds from sale of securities available for sale         32,865         14,020         95,691
   Proceeds from paydowns on securities ...............           - -            - -          5,496
   Capital infusion, Quad City Bank and
      Trust Company ...................................    (2,000,000)    (3,200,000)    (2,100,000)
   Capital infusion, Quad City Bancard, Inc. ..........      (500,000)           - -            - -
   Capital infusion, Quad City Holdings Capital Trust I      (380,000)           - -            - -
   Net loans (originated) repaid ......................       510,344       (169,850)       809,702
   (Purchase) disposal of premises and equipment ......        (2,420)        10,623         64,326
                                                           ----------------------------------------
              Net cash (used in) investing activities .    (2,406,611)    (3,351,165)    (1,174,300)
                                                           ----------------------------------------

Cash Flows from Financing Activities:
   Net increase (decrease) in other borrowings ........    (1,500,000)           - -        500,000
   Proceeds from issuance of preferred securities of
      subsidiary trust ................................    12,000,000            - -            - -
   Redemption of preferred stock ......................    (2,977,884)           - -            - -
   Proceeds from issuance of preferred stock ..........           - -      1,500,000      1,000,000
   Proceeds from issuance of common stock .............       229,158        523,043        300,000
   Cash dividends received, Quad City Bancard, Inc ....           - -            - -        200,000
                                                           ----------------------------------------
              Net cash provided by financing
              activities ..............................     7,751,274      2,023,043      2,000,000
                                                           ----------------------------------------

              Net increase (decrease) in cash and
              due from banks ..........................     4,477,439       (193,880)       284,620

Cash and due from banks:
   Beginning ..........................................       433,928        627,808        343,188
                                                           ----------------------------------------
   Ending .............................................    $4,911,367     $  433,928     $  627,808
                                                           ========================================

Note 21.  Fair Value of Financial Instruments

FASB Statement No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosures of fair value information about financial instruments for which it is practicable to estimate that value. When quoted market prices are not available, fair values are based on estimates using present value or other techniques. Those techniques are significantly affected by the assumptions used, including the discounted rates and estimates of future cash flows. In this regard, fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate settlement. Some financial instruments and all nonfinancial instruments are excluded from the disclosures. The aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of their financial instruments.

Cash and due from banks, federal funds sold, and certificates of deposit at financial institutions: The carrying amounts reported in the balance sheets for cash and due from banks, federal funds sold, and certificates of deposit at financial institutions equal their fair values.

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans receivable: The fair values for variable rate loans equal their carrying values. The fair values for all other types of loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

Accrued interest receivable and payable: The fair value of accrued interest receivable and payable is equal to its carrying value.

Deposits: The fair values disclosed for demand deposits equal their carrying amounts which represents the amount payable on demand. Fair values for time deposits are estimated using a discount cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregate expected monthly maturities on time deposits.

Short-term borrowings: The fair value for short-term borrowings is equal to its carrying value.

Federal Home Loan Bank advances and Company obligated mandatorily redeemable preferred securities: The fair value of the Company's Federal Home Loan Bank advances and Company obligated mandatorily redeemable preferred securities is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Other borrowings: For variable rate debt, the carrying amount is a reasonable estimate of fair value.

Commitments  to  extend  credit:  The  majority  of  the  Company's   commitment
agreements contain variable interest rates, therefore, the carrying amount is a reasonable estimate of fair value.

The carrying values and estimated fair values of the Company's financial instruments as of June 30, 1999 and 1998 are presented as follows:

                                                              1999                        1998
                                                    --------------------------  --------------------------
                                                      Carrying      Estimated     Carrying      Estimated
                                                        Value       Fair Value      Value       Fair Value
                                                    ------------------------------------------------------
Cash and due from banks ..........................  $  8,528,195  $  8,528,195  $ 11,640,813  $ 11,640,813
Federal funds sold ...............................    39,125,000    39,125,000    22,960,000    22,960,000
Certificates of deposit at financial institutions     12,535,193    12,535,193     8,366,123     8,366,123
Investment securities:
   Held to maturity ..............................       724,415       727,115     2,380,309     2,363,698
   Available for sale ............................    50,941,759    50,941,759    32,238,245    32,238,245
Loans receivable, net ............................   195,081,235   196,217,000   160,625,298   162,770,000
Accrued interest receivable ......................     2,006,503     2,006,503     1,773,223     1,773,223
Deposits .........................................   247,965,879   248,312,000   197,383,964   197,378,000
Short-term borrowings ............................     9,685,877     9,685,877     2,000,000     2,000,000
Federal Home Loan Bank advances ..................    24,605,890    24,742,000    24,667,174    25,334,000
Company obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely
   subordinated debentures .......................    12,000,000    12,000,000           - -           - -
Other borrowings .................................           - -           - -     1,500,000     1,500,000
Accrued interest payable .........................     1,588,263     1,588,263     1,297,260     1,297,260

Note 22.  Business Segment Information

Selected financial information on the Company's business segments is presented as follows for the years ended June 30, 1999, 1998, and 1997:

                                                                 Year Ended June 30,
                                                     ------------------------------------------
                                                          1999           1998           1997
                                                     ------------------------------------------
Quad City Holdings, Inc.:
   Revenue ........................................  $     48,485   $    114,347   $    147,384
   Net income (loss) ..............................      (312,996)      (140,810)        18,103
   Identifiable assets ............................         5,059          6,675         20,818
   Depreciation ...................................         4,036          3,520          2,647
   Capital expenditures ...........................         2,420            - -            - -

Quad City Bank and Trust Company:
   Revenue ........................................    22,040,065     16,408,561     10,081,155
   Net income .....................................     1,881,433        947,510        678,869
   Identifiable assets ............................     7,397,567      7,535,319      5,108,723
   Depreciation ...................................       589,287        389,177        315,312
   Capital expenditures ...........................       451,535      2,870,009      1,027,073

Quad City Bancard, Inc.:
   Revenue ........................................     2,067,303      3,563,574      1,548,397
   Net income .....................................       564,886      1,325,992        356,318
   Identifiable assets ............................       150,990        118,274        119,148
   Depreciation ...................................        33,752         29,660         16,450
   Capital expenditures ...........................        66,468         28,786         89,313

Trust Department, Quad City Bank and Trust Company:
   Revenue ........................................     1,520,518      1,138,502        736,462
   Net income .....................................       331,498        260,580        166,046
   Identifiable assets ............................           N/A            N/A            N/A
   Depreciation ...................................           N/A            N/A            N/A
   Capital expenditures ...........................           N/A            N/A            N/A

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.


Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

The information required by this item is set forth under the caption "Election of Directors" in the Proxy Statement, and is incorporated herein by reference.


Item 11. Executive Compensation

The information required by this item is set forth under the caption "Executive Compensation" in the Proxy Statement, and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners" in the Proxy Statement, and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

The information required by this item is set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Transactions with Management" in the Proxy Statement, and is incorporated herein by reference.


Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  1.  Financial Statements

                  These documents are listed in the Index to Consolidated Financial Statements under Item 8.

              2.  Financial Statement Schedules

                  Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and the accompanying notes thereto.

         (b)      Reports on Form 8-K

                  None.

         (c)      Exhibits

                  The Index to Exhibits appears at page 51 of this report.

                                                                      APPENDIX A



                           SUPERVISION AND REGULATION


General

         Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Iowa Superintendent of Banking (the "Superintendent"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

         The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and its subsidiaries, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

Recent Regulatory Developments

         Pending Legislation. Legislation is pending in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the Company and the Bank.

The Company

         General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

         Investments and Activities. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

         The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company and its non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

         Federal law also prohibits any person or company from acquiring "control" of a bank or bank holding company without prior notice to the appropriate federal bank regulator. "Control" is conclusively presumed to exist upon the acquisition of 25% or more of the issued and outstanding shares of any class of voting stock of a bank or bank holding company, although under certain circumstances, a person or company may be found to have acquired control upon the acquisition of 10% or more of the issued and outstanding shares of any class of voting stock of a bank or bank holding company.

         Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

         The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%; at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

         The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

         As of June 30, 1999, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 13.8% and a leverage ratio of 8.0%.

         Dividends. The Delaware General Corporation Law (the "DGCL") allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

         Federal Securities Regulation. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

         General. The Bank is an Iowa-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). The Bank is also a member of the Federal Reserve System ("member bank"). As an Iowa-chartered, FDIC-insured member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Superintendent, as the chartering authority for Iowa banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the BIF.

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

         During the semiannual assessment periods ended December 31, 1998 and June 30, 1999, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning July 1, 1999, BIF assessment rates continue to range from 0% of deposits to 0.27% of deposits.

         The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

         FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the calendar year ended December 31, 1998, the FICO assessment rate for SAIF members ranged between approximately 0.058% of deposits and approximately 0.063% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.012% of deposits and approximately 0.013% of deposits. The FICO assessment rate for BIF members for the first and second quarters of 1999 was approximately 0.012% of deposits. The FICO assessment rate for SAIF members for the first and second quarters of 1999 was approximately 0.061% of deposits and 0.058% of deposits, respectively. During the fiscal year ended June 30, 1999, the Bank paid FICO assessments totaling $24,114.

         Capital Requirements. The Federal Reserve has established the following minimum capital standards for state-chartered Federal Reserve System member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

         The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the Federal Reserve provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

         During the fiscal year ended June 30, 1999, the Bank was not required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement. As of June 30, 1999, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 7.2% and a risk-based capital ratio of 11.3%.

         Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of June 30, 1999, the Bank was well capitalized, as defined by Federal Reserve regulations.

         Dividends. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by a state member bank, such as the Bank. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior Federal Reserve approval, however, a state member bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's calendar year-to-date net income plus the bank's retained net income for the two preceding calendar years.

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 1999. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

         Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

         Safety and Soundness Standards. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In addition, in October 1998, the federal banking regulators issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

         In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

         Branching Authority. Iowa law strictly regulates the establishment of bank offices. Under Iowa law, a state bank generally may not establish a bank office outside the boundaries of the counties contiguous to or cornering upon the county in which the principal place of business of the state bank is located. The number of offices that a state bank may establish in a particular municipality is also limited depending upon the municipality's population.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Iowa has enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions, including a condition prohibiting an Iowa bank that has been in existence and continuous operation for fewer than five years from merging into an out-of-state bank. In 1997, the Company formed a de novo Illinois bank that was merged into the Bank, resulting in the Bank establishing a branch office in Illinois. Under Illinois law, the Bank may continue to establish offices in Illinois to the same extent permitted for an Illinois bank (subject to certain conditions, including certain regulatory notice requirements).

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

         Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $46.5 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $46.5 million, the reserve requirement is $1.395 million plus 10% of the aggregate amount of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

                                                                      APPENDIX B






                               GUIDE 3 INFORMATION



The following tables and schedules show selected comparative financial information required by the Securities and Exchange Commission Securities Act Guide 3, regarding the business of the Quad City Holdings, Inc. ("the Company") for the periods shown. All average amounts in these tables and schedules were determined by using month end data, which management believes provides a fair representation of the daily operations of the Company.

          Distribution of Assets, Liabilities and Stockholders' Equity;
                   Interest Rates and Interest Differential.

A and B.  Consolidated  Average  Balance  Sheets and  Analysis  of Net  Interest
          Earnings

                                                                             Years Ended June 30,
                                          ------------------------------------------------------------------------------------------
                                                    1999                           1998                                   1997
                                          ---------------------------  ------------------------------   ----------------------------
                                                   Interest  Average             Interest    Average            Interest    Average
                                          Average  Earned    Yield Or  Average   Earned Or   Yield Or  Average  Earned Or   Yield Or
                                          Balance  Or Paid     Cost    Balance     Paid        Cost    Balance    Paid        Cost
                                         --------  --------  --------  --------  ---------   --------  -------  ---------  --------
                                                                               (Dollars in Thousands)
ASSETS
Interest earnings assets:
Federal funds sold ....................  $ 30,224  $  1,492     4.94%  $ 11,005   $    646     5.87%   $  5,693   $    286    5.02%
Certificates of deposit at
    financial institutions ............    11,814       696     5.89      7,173        441     6.15       5,649        375    6.64
Investment securities (1) .............    41,468     2,286     5.51     31,457      1,906     6.06      34,574      2,139    6.19
Net loans receivable (2) ..............   182,130    15,642     8.59    139,860     12,084     8.64      80,033      6,906    8.63
                                         ------------------            -------------------             -------------------
    Total Interest earning assets .....   265,636    20,116     7.57    189,495     15,077     7.96     125,949      9,706    7.71

Noninterest-earning assets:
Cash and due from banks ...............  $  9,431                      $  9,595                        $  7,682
Premises and equipment ................     7,536                         6,527                           5,114
Other .................................     5,157                         3,756                           3,053
                                         --------                      --------                        --------
  Total assets ........................  $287,760                      $209,373                        $141,798
                                         ========                      ========                        ========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing liabilities:
 Interest-bearing demand deposits .....  $ 75,530     2,559     3.39%  $ 56,612      2,053     3.63%   $ 41,184      1,381    3.35%
 Savings deposits .....................     4,654        93     2.00      2,954         65     2.20       2,322         53    2.28
 Time deposits ........................   113,752     6,358     5.59     83,790      4,853     5.79      52,511      2,925    5.57
 Short-term borrowings ................     5,414       258     4.77        166          9     5.42         517         28    5.42
  Federal Home Loan Bank advances .....    25,393     1,539     6.06     20,220      1,234     6.10       7,718        484    6.27
 COMR .................................     1,000        63     6.30          0          0     0.00           0          0    0.00
 Other borrowings .....................     2,125       157     7.39      1,500        128     8.53       1,417        123    8.68
                                         ------------------            -------------------             -------------------
  Total Interest bearing liabilities ..   227,868    11,027     4.84    165,242      8,342     5.05     105,669      4,994    4.73
Noninterest-bearing demand ............    33,619                        23,545                          19,263
Other noninterest-bearing liabilities .     5,974                         3,896                           3,887
  Total liabilities ...................   267,461                       192,683                         128,819
Stockholders' equity ..................    20,299                        16,690                          12,979
                                         --------                      --------                        --------
       Total liabilities and
                stockholders' equity ..  $287,760                      $209,373                        $141,798
                                         ========                      ========                        ========

Net interest income ...................            $  9,089                       $  6,735                         $  4,712
                                                   ========                       ========                         ========

Net interest spread ...................                         2.73%                          2.91%                          2.98%
                                                                =====                          =====                          =====

Net interest margin ...................                         3.42%                          3.55%                          3.74%
                                                                =====                          =====                          =====

           Ratio of average interest
             earning assets to average
             interest-bearing
             liabilities ..............   116.57%                       114.68%                         119.19%
                                         ========                      ========                        ========

Interest earned and yields on nontaxable investment securities are stated at face rate.

Loan fees are not material and are included in interest income from loans receivable.

I. Interest Rates and Interest Differential.

C. Analysis of Changes of Interest Income/Interest Expense For the years ended June 30, 1999 and 1998

                                                                                    Components
                                                                     Inc./(Dec.)   of Change (1)
                                                                        from     ------------------
                                                                     Prior Year    Rate     Volume
                                                                     ------------------------------
                                                                              1999 vs. 1998
                                                                     ------------------------------

INTEREST EARNING ASSETS
Federal funds sold ................................................   $   846    $  (118)   $   964
Certificates of deposit at financial institutions .................       255        (19)       274
Total securities (2) ..............................................       380       (184)       564
Net loans receivable (3) ..........................................     3,558        (73)     3,631
                                                                      -----------------------------
        Total interest earning assets .............................   $ 5,039    $  (394)   $ 5,433
                                                                      -----------------------------

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits ..................................   $   506    $  (143)   $   649
Savings deposits ..................................................        28         (6)        34
Time deposits .....................................................     1,505       (175)     1,680
Short-term borrowings .............................................       249         (2)       251
Federal Home Loan Bank advances ...................................       305         (9)       314
COMR ..............................................................        63          0         63
Other borrowings ..................................................        29        (18)        47
                                                                      -----------------------------
        Total interest bearing liabilities ........................     2,685    $  (353)   $ 3,038
                                                                      -----------------------------

Total .............................................................   $ 2,354    $   (41)   $ 2,395
                                                                      =============================

                                                                              1998 vs 1997
                                                                      -----------------------------

INTEREST EARNING ASSETS
Federal funds sold ................................................   $   360    $    55    $   305
Certificates of deposit at financial institutions .................        66        (29)        95
Investment securities (2) .........................................      (233)       (44)      (189)
Net loans receivable (3) ..........................................     5,178          9      5,169
                                                                      -----------------------------
        Total interest earning assets .............................   $ 5,371    $    (9)   $ 5,380
                                                                      -----------------------------

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits ..................................   $   672    $   120    $   552
Savings deposits ..................................................        12         (2)        14
Time deposits .....................................................     1,928        121      1,807
Federal funds purchased ...........................................       (19)         0        (19)
Federal Home Loan Bank advances ...................................       750        (13)       763
Other borrowings ..................................................         5         (2)         7
                                                                      -----------------------------
        Total interest bearing liabilities ........................   $ 3,348    $   224    $ 3,124
                                                                      -----------------------------

Total .............................................................   $ 2,023    $  (233)   $ 2,256
                                                                      =============================

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

II. Investment Portfolio.

A. Investment Securities

The following table presents the amortized cost and fair value of investment securities held on June 30, 1999, 1998 and 1997.

                                                             Gross         Gross
                                             Amortized     Unrealized    Unrealized       Fair
                                                Cost         Gains        (Losses)        Value
                                            ------------------------------------------------------
June 30, 1999
-------------

Securities held to maturity:
Municipal securities ....................   $   699,415   $     2,115   $         0    $   701,530
Other bonds .............................        25,000           585             0         25,585
                                            ------------------------------------------------------
    Totals ..............................   $   724,415   $     2,700   $         0    $   727,115
                                            ======================================================

Securities available for sale:
U.S. treasury securities ................   $ 9,001,845   $    47,862   $    (4,866)   $ 9,044,841
U.S. agency securities ..................    29,267,483         1,267      (390,870)    28,877,880
Mortgage-backed securities ..............     8,390,795         5,319      (183,867)     8,212,247
Municipal securities ....................     3,180,714        40,741       (12,139)     3,209,316
Other securities ........................     1,605,314           102        (7,941)     1,597,475
                                            ------------------------------------------------------
    Totals ..............................   $51,446,151   $    95,291   $  (599,683)   $50,941,759
                                            ======================================================

June 30, 1998
-------------

Securities held to maturity:
Mortgage-backed securities ..............   $ 1,506,569   $         0   $    (5,534)   $ 1,501,035
Municipal securities ....................       848,740         1,704       (13,557)       836,887
Other bonds .............................        25,000           776             0         25,776
                                            ------------------------------------------------------
    Totals ..............................   $ 2,380,309   $     2,480   $   (19,091)   $ 2,363,698
                                            ======================================================

Securities available for sale:
U.S. treasury securities ................   $17,007,239   $    54,811   $    (3,867)   $17,058,183
U.S. agency securities ..................    11,247,822         4,020       (31,050)    11,220,792
Mortgage-backed securities ..............     1,847,496         1,265          (346)     1,848,415
Municipal securities ....................       617,752             0       (11,193)       606,559
Other securities ........................     1,500,806         6,733        (3,243)     1,504,296
                                            ------------------------------------------------------
    Totals ..............................   $32,221,115   $    66,829   $   (49,699)   $32,238,245
                                            ======================================================

June 30, 1997
-------------

Securities held to maturity:
Mortgage-backed securities ..............   $ 2,317,513   $       673   $   (15,871)   $ 2,302,315
Municipal securities ....................       596,616         1,581       (12,450)       585,747
                                            ------------------------------------------------------
    Totals ..............................   $ 2,914,129   $     2,254   $   (28,321)   $ 2,888,062
                                            ======================================================

Securities available for sale:
U.S. treasury securities ................   $14,496,366   $    45,514   $   (20,226)   $14,521,654
U.S. agency securities ..................     9,742,495         8,462      (120,306)     9,630,651
Mortgage-backed securities ..............     2,357,376         9,388        (6,526)     2,360,238
Other securities ........................     2,390,033         8,971       (13,918)     2,385,086
                                            ------------------------------------------------------
    Totals ..............................   $28,986,270   $    72,335   $  (160,976)   $28,897,629
                                            ======================================================

B. Investment Securities Maturities and Yields

The following table presents the maturity of securities held on June 30, 1999 and the weighted average rates by range of maturity:

                                                                        Average
                                                           Amount        Yield
                                                        ------------------------
U.S. treasury securities:
     Within 1 year ..................................   $ 3,998,831      5.79%
     After 1 but within 5 years .....................     5,003,014      5.61%
                                                        ------------------------
          Total .....................................   $ 9,001,845      5.69%
                                                        ========================

U.S. agency securities:
     After 1 but within 5 years .....................   $22,221,657      5.52%
     After 5 but within 10 years ....................     6,045,826      6.02%
     After 10 years .................................     1,000,000      7.28%
                                                        ------------------------
          Total .....................................   $29,267,483      5.69%
                                                        ========================

Mortgage-backed securities:
     After 1 but within 5 years .....................   $ 1,531,176      6.18%
     After 5 but within 10 years ....................     2,512,532      5.87%
     After 10 years .................................     4,347,087      5.93%
                                                        ------------------------
          Total .....................................   $ 8,390,795      5.96%
                                                        ========================

Municipal securities:
    Within 1 year ...................................   $   200,000      7.45%
     After 1 but within 5 years .....................       468,327      6.08%
     After 5 but within 10 years ....................     1,397,637      6.26%
     After 10 years .................................     1,814,165      7.43%
                                                        ------------------------
          Total .....................................   $ 3,880,129      6.85%
                                                        ========================

Other bonds:
     After 1 but within 5 years .....................   $    25,000      6.30%
                                                        ========================

Other securities with no maturity or stated
  face rate .........................................   $ 1,605,314
                                                        ===========

The Company does not use any financial instruments referred to as derivatives to manage interest rate risk.


C. Investment Concentrations

As of June 30, 1999, there existed no security in the investment portfolio above (other than U.S. Government and U.S. Government agencies) that exceeded 10% of stockholders' equity at that date.

III.     Loan Portfolio.

A. Types of Loans

The composition of the loan portfolio at June 30, 1999, 1998, 1997, 1996 and 1995 is presented as follows:

                                            1999             1998             1997             1996             1995
                                       ---------------------------------------------------------------------------------
Commercial .........................   $ 136,206,893    $  99,097,297    $  68,634,556    $  40,338,645    $  24,748,659
Real estate ........................      30,959,344       31,145,517       20,293,440        9,011,608        2,879,530
Installment and other
   consumer ........................      30,810,455       32,732,322       19,437,433        7,459,467        3,879,388
                                       ---------------------------------------------------------------------------------
     Total loans ...................     197,976,692      162,975,136      108,365,429       56,809,720       31,507,577
Less allowance for
   estimated losses on loans .......      (2,895,457)      (2,349,838)      (1,632,500)        (472,475)        (852,500)
                                       ---------------------------------------------------------------------------------
     Net loans .....................   $ 195,081,235    $ 160,625,298    $ 106,732,929    $  55,957,220    $  31,035,102
                                       =================================================================================

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents consolidated loan maturities by yearly ranges. Also included for loans after one year are the amounts that have predetermined interest rates and floating or adjustable rates.

                                                                                 Maturities After One Year
                                                                               ------------------------------
At June 30, 1999                    Due in one    Due after one    Due after   Predetermined     Adjustable
                                   year or less  through 5 years    5 years    interest rates  interest rates
                                   --------------------------------------------------------------------------
Commercial .....................   $ 48,049,184   $ 60,083,833   $ 28,073,876   $ 76,401,243    $ 11,756,466
Real estate ....................      4,712,528      1,996,153     24,250,663      9,289,902      16,956,914
Installment and
   other consumer ..............      5,404,120     23,584,309      1,822,026     23,168,321       2,238,014
                                   -------------------------------------------------------------------------
     Totals ....................   $ 58,165,832   $ 85,664,295   $ 54,146,565   $108,859,466    $ 30,951,394
                                   =========================================================================

C. Risk Elements

1. Nonaccrual, Past Due and Renegotiated Loans.

                             1999         1998         1997         1996         1995
                          --------------------------------------------------------------
Loans accounted for on
    nonaccrual basis ..   $1,287,727   $1,025,761   $  230,591   $        0   $        0
Accruing loans past due
   90 days or more ....      238,046      259,277      223,966      306,774        1,678
Other real estate owned      119,600            0            0            0            0
Troubled debt
    restructurings                 0            0            0            0            0
                          ----------   ----------   ----------   ----------   ----------
     Total ............   $1,645,373   $1,285,038   $  454,557   $  306,774   $    1,678
                          ==========   ==========   ==========   ==========   ==========

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

3.   Foreign Outstandings. None

4. Loan Concentrations. Loan concentrations are disclosed in the Notes to Consolidated Financial Statements in Note 4 on page 31.

D.   Other Interest Bearing Assets

There are no interest bearing assets required to be disclosed here.


IV.  Summary of Loan Loss Experience.

A.   Analysis of the Allowance for Estimated Losses on Loans

     The following table summarizes activity in the allowance for estimated losses on loans of the Company for the fiscal years ending June 30, 1999, 1998, 1997, 1996 and 1995:


                                                      1999          1998           1997           1996           1995
                                                 ------------------------------------------------------------------------
Average amount of loans outstanding,
   before allowance for estimated
   losses on loans ...........................   $184,756,698   $141,974,417   $ 81,251,090   $ 44,749,454   $ 23,451,527

Allowance for estimated losses on loans:
Balance, beginning of fiscal year ............   $  2,349,838   $  1,632,500   $    852,500   $    472,475   $    191,500
 Charge-offs:
     Commercial ..............................       (104,596)       (62,763)       (26,141)      (117,555)             0
      Real estate ............................        (25,142)             0              0              0              0
      Installment and other
         consumer ............................       (348,777)      (142,471)       (38,772)        (2,817)        (1,725)
                                                 ------------------------------------------------------------------------
     Subtotal charge-offs ....................       (478,515)      (205,234)       (64,913)      (120,372)        (1,725)
                                                 ------------------------------------------------------------------------
 Recoveries:
     Commercial ..............................         53,314         13,146            266              0              0
      Real estate ............................              0              0              0              0              0
      Installment and other consumer .........         79,020          7,450            256              0            100
                                                 ------------------------------------------------------------------------
     Subtotal recoveries .....................        132,334         20,596            522              0            100
                                                 ------------------------------------------------------------------------

     Net charge-offs .........................       (346,181)      (184,638)       (64,391)      (120,372)        (1,625)
Provision charged to expense .................        891,800        901,976        844,391        500,397        282,600
                                                 ------------------------------------------------------------------------
Balance, end of fiscal year ..................   $  2,895,457   $  2,349,838   $  1,632,500   $    852,500    $   472,475
                                                 ========================================================================

Ratio of net charge-offs to
   average loans outstanding .................          0.19%          0.13%          0.08%          0.27%          0.01%


B. Allocation of the Allowance for Estimated Losses on Loans

The following table presents the allowance for estimated losses on loans by type of loans and the percentage of loans in each category to total loans:

                                                          %                      %
                                                       Of Loans               Of Loans
                                                       to Total               to Total
                                             Amount      Loans      Amount      Loans
                                           --------------------   ---------------------
                                                  1999                    1998
                                           --------------------   ---------------------
Commercial .............................   $2,164,668    68.80%   $1,213,439     60.81%
Real estate ............................      102,693    15.64%       79,198     19.11%
Installment and other ..................      578,937    15.56%      515,489     20.08%
         consumer
Unallocated ............................       49,159       N/A      541,712        N/A
                                           --------------------   ---------------------
     Total .............................   $2,895,457   100.00%   $2,349,838    100.00%
                                           ====================   =====================

                                                  1997                    1996
                                           --------------------   --------------------

Commercial .............................   $  799,566    63.34%   $        0     71.01%
Real estate ............................       66,742    18.73%            0     15.86%
Installment and other ..................      387,096    17.93%            0     13.13%
         consumer
Unallocated ............................      379,096       N/A      852,500        N/A
                                           --------------------   ---------------------
     Total .............................   $1,632,500   100.00%   $  852,500    100.00%
                                           ====================   =====================

                                                  1995
                                           --------------------

Commercial .............................   $        0    78.55%
Real estate ............................            0     9.14%
Installment and other ..................            0    12.31%
         consumer
Unallocated ............................      472,475       N/A
                                           --------------------
     Total .............................   $  472,475   100.00%
                                           ====================


V. Deposits.

The average amount of and average rate paid for the categories of deposits for the years 1999, 1998 and 1997 are disclosed in the consolidated average balance sheets and can be found on page 2 of Appendix B.

Included in interest bearing deposits at June 30, 1999, 1998 and 1997 were certificates of deposit totaling $37,103,749, $31,937,377 and $22,978,123, respectively, that were $100,000 or greater. Maturities of these certificates were as follows:

                                              1999         1998         1997
                                           -------------------------------------

One to three months .....................  $13,313,388  $ 8,633,273  $10,745,903
Three to six months .....................    6,339,507    9,647,980    4,324,058
Six to twelve months ....................    9,901,595   10,997,407    4,131,882
Over twelve months ......................    7,549,259    2,658,717    3,776,280
                                            ------------------------------------
     Total certificates of
       deposit greater than $100,000 ....  $37,103,749  $31,937,377  $22,978,123
                                           =====================================

VI. Return on Equity and Assets.

The following table presents the return on assets and equity and the equity to assets ratio of the Company for the years ended June 30, 1999, 1998 and 1997.

                               1999            1998            1997
                           --------------------------------------------
Average total assets ...   $287,760,434    $209,373,383    $141,797,885
Average equity .........   $ 20,299,371    $ 16,690,420    $ 12,978,982
Net income .............   $  2,464,821    $  2,393,272    $  1,219,336
Return on average assets           .86%           1.14%           0.86%
Return on average equity         12.14%          14.34%           9.39%
Average equity to assets
  ratio ................          7.05%           7.97%           9.15%

VII. Short Term Borrowings.

The information requested is disclosed in the Notes to Consolidated Financial Statements in Note 7 on page 33.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         QUAD CITY HOLDINGS, INC.


Dated: September 14, 1999                By: /s/ Douglas M. Hultquist
                                         ---------------------------------------
                                         Douglas M. Hultquist
                                         President and Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                                                         Signature Title Date

/s/ Michael A. Bauer      Chairman of the Board of Directors  September 14, 1999
Michael A. Bauer



/s/ Douglas M. Hultquist  President, Chief Executive          September 14, 1999
Douglas M. Hultquist      and Financial Officer and Director



/s/ Richard R. Horst      Director and Secretary              September 14, 1999
Richard R. Horst



/s/ James J. Brownson     Director                            September 14, 1999
James J. Brownson



/s/ Ronald G. Peterson    Director                            September 14, 1999
Ronald G. Peterson



/s/ John W. Schricker     Director                            September 14, 1999
John W. Schricker



/s/ Robert A. Van Vooren  Director                            September 14, 1999
Robert A. Van Vooren

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
                                       No. 33-67028

 12.1        Statement re: Computation
             of Ratios                                                   X                 53


 21.1        Subsidiaries of Quad
             City Holdings, Inc.                                         X                 54


 23.1        Consent of McGladrey
             and Pullen                                                  X                 55


 27          Financial Data Schedule                                     X