Form 10-Q
period 1999-09-30
QUAD CITY HOLDINGS INC
filed 1999-11-12
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES  AND  EXCHANGE  ACT OF 1934

               For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 1, 1999, the Registrant had outstanding 2,307,501 shares of common stock, $1.00 par value per share.

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                           Page
                                                                          Number


Part I     FINANCIAL INFORMATION

           Item 1 Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets,
                  September 30, 1999 and June 30, 1999

                  Consolidated Statements of Income,
                  For the Three Months Ended September 30, 1999 and 1998

                  Consolidated Statements of Cash Flows,
                  For the Three Months Ended September 30, 1999 and 1998

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

           Item 5 Other Information

           Item 6 Exhibits and Reports on Form 8-K

           Signatures

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      September 30, 1999 and June 30, 1999


                                                                   September 30,       June 30,
                                                                        1999            1999
                                                                   ------------------------------
ASSETS
Cash and due from banks ........................................   $  12,775,662    $   8,528,195
Federal funds sold .............................................      26,725,000       39,125,000
Certificates of deposit at financial institutions ..............      12,043,971       12,535,193

Securities held to maturity, at amortized cost .................         524,559          724,415
Securities available for sale, at fair value ...................      55,440,431       50,941,759
                                                                   -------------    -------------
                                                                      55,964,990       51,666,174
                                                                   -------------    -------------

Loans receivable ...............................................     210,943,777      197,976,692
Less: Allowance for estimated losses on loans ..................      (3,086,088)      (2,895,457)
                                                                   -------------    -------------
                                                                     207,857,689      195,081,235
                                                                   -------------    -------------

Premises and equipment, net ....................................       7,629,845        7,553,616
Accrued interest receivable ....................................       2,307,554        2,006,503
Other assets ...................................................       5,870,510        4,850,299
                                                                   -------------    -------------

                                                                   $ 331,175,221    $ 321,346,215
                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing deposits ................................   $  39,010,917    $  35,833,094
   Interest-bearing deposits ...................................     219,505,570      212,132,785
                                                                   -------------    -------------
     Total deposits ............................................     258,516,487      247,965,879
                                                                   -------------    -------------

Short-term borrowings ..........................................      12,966,511        9,685,877
Federal Home Loan Bank advances ................................      24,516,934       24,605,890
Company obligated manditorily redeemable preferred securities of      12,000,000       12,000,000
     subsidiary trust holding solely subordinated debentures
Other liabilities ..............................................       4,294,976        8,615,098
                                                                   -------------    -------------
                                                                     312,294,908      302,872,744
                                                                   -------------    -------------


STOCKHOLDERS' EQUITY
Common stock, $1 par value; shares authorized 5,000,000; .......       2,300,001        2,296,251
   shares issued and outstanding September 1999, 2,300,001;
   June 1999, 2,296,251
Additional paid-in capital .....................................      11,982,830       11,959,080
Retained earnings ..............................................       5,183,138        4,550,490
Accumulated other comprehensive (loss), unrealized (loss) on ...        (585,656)        (332,350)
  securities available for sale, net
                                                                   -------------    -------------
                                                                      18,880,313       18,473,471
                                                                   -------------    -------------

        Total liabilities and stockholders' equity .............   $ 331,175,221    $ 321,346,215
                                                                   =============    =============

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         Three Months Ended September 30

                                                                      Three Months Ended
                                                                          September 30,
                                                                    -----------------------
                                                                       1999         1998
                                                                    -----------------------
Interest income:
     Interest and fees on loans .................................   $4,456,722   $3,713,870
     Interest and dividends on securities .......................      766,487      508,078
     Interest on federal funds sold .............................      386,338      403,256
     Other interest .............................................      191,090      159,810
                                                                    ----------   ----------
          Total interest income .................................    5,800,637    4,785,014
                                                                    ----------   ----------

Interest expense:
      Interest on deposits ......................................    2,317,188    2,237,902
      Interest on company obligated manditorily .................      276,979            0
           redeemable preferred securities
      Interest on short-term and other borrowings ...............      508,659      455,077
                                                                    ----------   ----------
          Total interest expense ................................    3,102,826    2,692,979
                                                                    ----------   ----------

          Net interest income ...................................    2,697,811    2,092,035
 Provision for loan losses ......................................      274,700      252,000
                                                                    ----------   ----------
          Net interest income after provision for loan losses ...    2,423,111    1,840,035
                                                                    ----------   ----------
Noninterest income:
     Merchant credit card fees, net of processing costs .........      537,796      193,627
     Trust department fees ......................................      399,644      313,705
     Deposit service fees .......................................      156,037      100,280
     Gains on sales of loans, net ...............................      101,173      270,548
     Amortization of deferred income resulting from restructuring            0      183,000
          of merchant broker agreement
     Other ......................................................      177,463      129,906
                                                                    ----------   ----------
          Total noninterest income ..............................    1,372,113    1,191,066
                                                                    ----------   ----------
Noninterest expenses:
     Salaries and employee benefits .............................    1,628,442    1,366,456
     Professional and data processing fees ......................      220,837      139,941
     Advertising and marketing ..................................       83,457       86,490
     Occupancy and equipment expense ............................      393,857      351,665
     Stationery and supplies ....................................       82,068       73,205
     Provision for merchant credit card losses ..................       19,006        1,963
     Postage and telephone ......................................       81,699       70,381
     Other ......................................................      264,175      211,728
                                                                    ----------   ----------
          Total noninterest expenses ............................    2,773,541    2,301,829
                                                                    ----------   ----------

          Income before income taxes ............................    1,021,683      729,272
Federal and state income taxes ..................................      389,035      290,451
                                                                    ----------   ----------
          Net income ............................................   $  632,648   $  438,821
                                                                    ==========   ==========
Earnings per common share:
          Basic .................................................   $     0.28   $     0.19
          Diluted ...............................................   $     0.26   $     0.18
          Weighted average common shares outstanding ............    2,299,430    2,278,314
          Weighted average common and common equivalent
                shares outstanding ..............................    2,399,788    2,418,069
Comprehensive income ............................................   $  379,342   $  691,563

See Notes to Consolidated Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         Three Months Ended September 30

                                                                                             Three Months Ended
                                                                                                 September 30,
                                                                                          --------------------------
                                                                                             1999            1998
                                                                                          --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income ..................................................................   $   632,648   $    438,821
          Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
            Depreciation ..............................................................       161,948        147,226
            Provision for loan losses .................................................       274,700        252,000
            Provision for merchant credit card losses .................................        19,006          1,963
            Amortization of premiums (accretion of discounts) on securities, net .......       17,382           (533)
            Loans originated for sale .................................................   (10,361,657)   (20,603,450)
            Proceeds on sales of loans ................................................    10,997,650     21,413,051
            Net gains on sales of loans ...............................................      (101,173)      (270,548)
            Amortization of deferred income resulting from restructuring
                 of merchant broker agreement .........................................             0       (183,000)
            Increase in accrued interest receivable ...................................      (301,051)      (165,843)
            (Increase) decrease in other assets .......................................      (889,378)     1,021,001
            Decrease in other liabilities ..............................................   (4,339,128)      (315,942)
                                                                                          -----------   ------------
               Net cash provided by (used in) operating activities ....................   $(3,889,053)  $  1,734,746
                                                                                          -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
          Net (increase) decrease in federal funds sold ...............................    12,400,000     (4,190,000)
          Net (increase) decrease in certificates of deposits at financial institutions       491,222     (2,267,458)
          Purchase of securities available for sale ...................................    (5,285,693)    (3,525,284)
          Proceeds from calls and maturities of securities ............................       200,000      3,750,000
          Proceeds from paydowns on securities ........................................       385,356        364,678
          Net loans originated ........................................................   (13,585,974)   (14,006,347)
          Purchase of premises and equipment, net .....................................      (238,177)      (101,330)
                                                                                          -----------   ------------
               Net cash used in investing activities ..................................   $(5,633,266)  $(19,975,741)
                                                                                          -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in deposit accounts ............................................    10,550,608     13,771,384
          Net increase (decrease) in short-term borrowings ............................     3,280,634     (2,000,000)
          Proceeds from Federal Home Loan Bank advances ...............................             0      4,032,120
          Payments on Federal Home Loan Bank advances .................................       (88,956)    (2,617,074)
          Net increase in other borrowings ............................................             0      1,000,000
          Proceeds from issuance of common stock, net .................................        27,500        111,613
                                                                                          -----------   ------------
               Net cash provided by financing activities ..............................   $13,769,786   $ 14,298,043
                                                                                          -----------   ------------

               Net increase (decrease) in cash and due from banks .....................     4,247,467     (3,942,952)
Cash and due from banks, beginning ....................................................     8,528,195     11,640,813
                                                                                          -----------   ------------
Cash and due from banks, ending .......................................................   $12,775,662   $  7,697,861
                                                                                          ===========   ============
Supplemental disclosure of cash flow information, cash payments for:
          Interest ....................................................................   $ 3,247,442   $  2,529,291
                                                                                          ===========   ============

          Income/franchise taxes ......................................................   $   379,635   $     80,000
                                                                                          ===========   ============
Supplemental schedule of noncash investing activities:
          Change in accumulated other comprehensive income (loss),
               unrealized gain (loss) on securities available for sale, net ...........   $  (253,306)  $    252,742
                                                                                          ===========   ============

See Notes to Consolidated Financial Statements

Part I
Item 1

                            QUAD CITY HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1999



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Quad City Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company (the "Bank"), Quad City Bancard, Inc. ("Bancard"), Allied Merchant Services, Inc. ("Allied"), and Quad City Holdings Capital Trust I ("Capital Trust"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                                   Three months ended
                                                     September 30,
                                                 -----------------------
                                                    1999         1998
                                                 ----------   ----------
Net income, basic and diluted
      earnings ...............................   $  632,648   $  438,821
                                                 ==========   ==========

Weighted average common shares
      outstanding ............................    2,299,430    2,278,314
Weighted average common shares
      issuable upon exercise of stock
      options and warrants ...................      100,358      139,755
                                                 ----------   ----------
Weighted average common and
      common equivalent shares
      outstanding ............................    2,399,788    2,418,069
                                                 ==========   ==========

Part I
Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Quad City Holdings, Inc. (the "Company") is the parent company of Quad City Bank and Trust Company (the "Bank"), which commenced operations in January 1994. The Bank is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its three offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois.

Quad City Bancard, Inc. ("Bancard") provides merchant credit card processing services. Bancard has contracted with independent sales organizations ("ISOs") that market credit card services to merchants throughout the country. The Company's primary ISO contract expires in June 2000. On March 29, 1999, Bancard formed its own subsidiary ISO, Allied Merchant Services, Inc., which will seek to generate additional credit card processing business. At September 30, 1999, approximately 15,000 merchants were processing transactions with Bancard.

The Company has a fiscal year end of June 30.

FINANCIAL CONDITION

Total assets of the Company increased by $9.9 million or 3% to $331.2 million at September 30, 1999 from $321.3 million at June 30, 1999. The growth primarily resulted from an increase in the loan portfolio funded by deposits received from customers and from short-term borrowings.

Cash and due from banks increased by $4.3 million or 50% to $12.8 million at September 30, 1999 from $8.5 million at June 30, 1999. Cash and due from banks represented both cash maintained at the Bank, as well as funds that the Bank and the Company had deposited in other banks in the form of demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At September 30, 1999, the Bank had $26.7 million invested in such funds. This amount decreased by $12.4 million or 32% from $39.1 million at June 30, 1999.

Certificates of deposit at financial institutions decreased by $491 thousand or 4% to $12.0 million at September 30, 1999 from $12.5 million at June 30, 1999. During the quarter, the Bank's certificate of deposit portfolio had eleven maturities  totaling  $989  thousand  and  five  purchases  which  totaled  $498 thousand.

Securities increased by $4.3 million or 8% to $56.0 million at September 30, 1999 from $51.7 million at June 30, 1999. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $385 thousand were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $17 thousand. Maturities and calls of securities occurred in the amount of $200 thousand. An increase in unrealized losses on securities available for sale, before applicable income tax, occurred in the amount of $384 thousand. These portfolio decreases were offset by the purchase of additional securities, classified as available for sale, in the amount of $5.3 million.

Loans receivable increased by $12.9 million or 7% to $210.9 million at September 30, 1999 from $198.0 million at June 30, 1999. The increase was the result of the origination or purchase of $54.0 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $84 thousand, and loan repayments or sales of loans of $41.0 million. The majority of residential real estate loans originated by the Bank were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans.

The allowance for estimated losses on loans was $3.1 million at September 30, 1999 compared to $2.9 million at June 30, 1999 for an increase of $191 thousand or 7%. The adequacy of the allowance for estimated losses on loans was determined by management based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and other factors that, in management's judgement, deserved evaluation in estimating loan losses. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the Board of Directors. Provisions were made monthly to ensure that an adequate level was maintained. Although management believes that the allowance for estimated losses on loans at September 30, 1999 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts.

Net charge-offs for the three months ended September 30, were $84 thousand in 1999 and $71 thousand in 1998. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio. The allowance for estimated losses on loans as a percentage of total loans was 1.46% at both September 30, 1999 and June 30, 1999.

Nonaccrual loans were $1.2 million at September 30, 1999 compared to $1.3 million at June 30, 1999 for a decrease of $ 79 thousand or 6%. The decrease in nonaccrual loans was comprised of an increase in commercial loans of $31 thousand offset by decreases in consumer loans of $108 thousand and in real estate loans of $2 thousand. Nonaccrual loans consisted primarily of loans that were well collateralized and were not expected to result in material losses.

Premises and equipment showed a slight increase of $76 thousand or 1% to remain at $7.6 million at September 30, 1999. The increase resulted from the purchase of additional furniture, fixtures and equipment of $238 thousand during the quarter offset by depreciation expense of $162 thousand.

Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $301 thousand or 15% to $2.3 million at September 30, 1999 from $2.0 million at June 30, 1999. The increase was primarily due to greater average outstanding balances in interest-bearing assets.

Other assets increased by $1.1 million or 23% to $5.9 million at September 30, 1999 from $4.8 million at June 30, 1999. The largest component of the increase was a rise in prepaid expenses of $424 thousand. Other assets also included miscellaneous receivables and accrued income.

Deposits increased by $10.5 million or 4% to $258.5 million at September 30, 1999 from $248.0 million at June 30, 1999. The increase resulted from an $8.2 million net increase in non-interest bearing, NOW, money market and other savings accounts and a $2.3 million net increase in certificates of deposit. The increase in certificates of deposit was the product of a more aggressive pricing program. Also, management believes the increases were, in part, a continuation of the reaction by customers to the large number of acquisitions and mergers of local banks by transferring their financial business to community banks that can offer more personalized service.

Short-term borrowings increased $3.3 million or 34% from $9.7 million at June 30, 1999 to $13.0 million at September 30, 1999. In recent months, the Bank began offering short-term repurchase agreements to some of its major customers. Also, on occasion, the Bank purchases Federal funds for the short-term from some of its correspondent banks. As of September 30, 1999, short-term borrowings were comprised of $12.2 million in customer repurchase agreements and $750 thousand in Federal funds purchased from correspondent banks. As of June 30, 1999, short-term borrowings represented $9.6 million in customer repurchase agreements and Federal funds purchased from correspondent banks of $140 thousand.

Federal Home Loan Bank advances decreased by $89 thousand or less than 1% to $24.5 million at September 30, 1999 from $24.6 million at June 30, 1999. As a result of its membership in the FHLB of Des Moines, the Bank has the ability to borrow funds for short or long-term purposes under a variety of programs. The Bank primarily utilizes FHLB advances for loan matching and for hedging against the possibility of rising interest rates.

In June 1999, the Company issued 1,200,000 shares of trust preferred securities through a newly formed subsidiary, Quad City Holdings Capital Trust I. On the Company's balance sheet these securities are presented as "company obligated manditorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures", and were $12.0 million at both September 30, 1999 and June 30, 1999.

Other liabilities decreased by $4.3 million or 50% to $4.3 million at September 30, 1999 from $8.6 million at June 30, 1999. Other liabilities was comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At June 30, 1999, other liabilities included $3.8 million of security purchase commitments, all of which settled in July 1999.

Common stock at September 30, 1999 increased by $4 thousand or less than 1% to remain unchanged at $2.3 million from June 30, 1999. The slight increase was caused by an exercise of stock warrants resulting in the issuance of 3,750 additional shares of common stock.

Additional paid-in capital totaled $12.0 million at September 30, 1999 and June 30, 1999. An increase of $24 thousand, or less than 1%, resulted from $23,750 received in excess of the $1.00 per share par value for 3,750 shares of common stock issued as the result of the exercise of stock warrants.

Retained earnings increased by $633 thousand or 14% to $5.2 million at September 30, 1999 from $4.6 million at June 30, 1999. The increase reflected net income for the three-month period.

Unrealized losses on securities available for sale, net of related income taxes, totaled $586 thousand at September 30, 1999 as compared to $332 thousand at June 30, 1999. The increased loss was attributable to the decrease during the period in fair value of the securities identified as available for sale primarily due to rising interest rates.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

One method used to quantify interest rate risk is the net portfolio value ("NPV") analysis. This analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The most recent NPV analysis projects that net portfolio value would decrease by approximately 5.5% if interest rates would rise 200 basis points over the next year. It projects an increase in net portfolio value of approximately 1.4% if interest rates would drop 200 basis points. Both simulations are within board-established policy limits.

RESULTS OF OPERATIONS

OVERVIEW

Net income for the three-month period ended September 30, 1999 was $633 thousand as compared to net income of $439 thousand for the same period in 1998 for an increase of $194 thousand or 44%. Basic earnings per share for the quarter increased to $0.28 from $0.19 in 1998. The increase in net income was comprised of an increase of $583 thousand in net interest income after provision for loan losses and an increase in noninterest income of $181 thousand offset by increases in noninterest expense of $472 thousand and income tax expense of $99 thousand.

The Company's net income is derived primarily from net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on borrowings and customer deposits. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to the net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. Net interest margin for the nine months ended September 30, 1999 was 3.53% compared to 3.45% for the nine months ended September 30, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Interest income increased by $1.0 million from $4.8 million for the three-month period ended September 30, 1998 to $5.8 million for the quarter ended September 30, 1999. The 21% rise in interest income was basically attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable.

Interest expense increased by $410 thousand from $2.7 million for the three-month period ended September 30, 1998 to $3.1 million for the three-month period ended September 30, 1999. The 15% increase in interest expense was basically caused by greater average, outstanding balances in interest-bearing liabilities, principally with respect to the preferred securities of the subsidiary trust.

At both September 30, 1999 and June 30, 1999, the Company had an allowance for estimated losses on loans of approximately 1.5% of total loans. The provision for loan losses increased by $23 thousand from $252 thousand for the three month period ended September 30, 1998 to $275 thousand for the three month period ended September 30, 1999. Commercial and real estate loans combined for total charge-offs of $48 thousand and $1 thousand of recoveries for the three months ending September 30, 1999. Consumer loan charge-offs and recoveries totaled $48 thousand and $11 thousand, respectively, for the same three month period. Indirect auto loans accounted for a majority of the consumer loan charge-offs. Because asset quality is a priority for the Company and its subsidiaries, management has made the decision to downscale indirect auto loan activity based on charge-off history. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality.

Noninterest income increased by $181 thousand from $1.2 million for the three-month period ended September 30, 1998 to $1.4 million for the three-month period ended September 30, 1999. Noninterest income at September 30, 1999 and 1998 consisted of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The 15% increase was primarily due to an increased volume of fees earned by the merchant credit card operation of Bancard and by the trust department of the Bank.

In June 1998, the Company recognized $2.2 million of gross income resulting from the amendment of the merchant broker agreement with Bancard's current, major independent sales organization (ISO). The term of the amended agreement is for a minimum of one year and replaced a prior agreement that was to expire in the year 2002. In consideration for the reduction in term from four years to one year, the Company received total compensation of $2.9 million of which $732 thousand was deferred and recognized in income during fiscal 1999. The agreement was subsequently extended and is currently scheduled to terminate in June 2000. In the prior agreement, Bancard and the ISO had shared both the merchant servicing fees and related merchant credit risk. With the amended agreement, Bancard receives a fixed, monthly fee of $25 thousand for servicing the current merchants and is released of the responsibility for any merchant credit risk. The new agreement exchanges a substantial reduction in merchant servicing income for a like reduction in the related merchant credit risk. In an effort to offset the reduced merchant servicing income, Bancard has established other ISO relationships and has begun processing for additional ISOs. Also, Bancard formed its own subsidiary ISO, Allied Merchant Services, Inc., which will seek to generate additional credit card processing business.

During the three months ended September 30, 1999, merchant credit card fees, net of processing costs, increased by $344 thousand to $538 thousand from $194 thousand for the three months ended September 30, 1998. The increase was the result of merchant servicing fees obtained through new ISO relationships established by Bancard, in combination with increased business with existing ISOs. Also as a result of the amended merchant broker agreement, the Company earned $75 thousand of merchant servicing fees for the three months ended September 30, 1999.

For the quarter ended September 30, 1999, trust department fees increased $86 thousand, or 27%, to $400 thousand from $314 thousand for the same quarter in 1998. The increase was a reflection of the development of additional trust relationships.

Gains on sales of loans, net was $101 thousand for the three months ended September 30, 1999, which reflected a decrease of 63%, or $169 thousand, from $270 thousand for the three months ended September 30, 1998. The decrease resulted from smaller numbers of both home refinances and first-time home purchases, and the subsequent sale of the majority of these loans into the secondary market. The recent increase in interest rates has depressed the activity in this area.

The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both quarters. Noninterest expenses for the three months ended September 30, 1999 were $2.8 million as compared to $2.3 million for the same period in 1998, or an increase of $472 thousand or 20%.

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 1999 and 1998.

                              Noninterest Expenses

                                                           Three months ended
                                                              September 30,
                                                          -----------------------    ---------
                                                             1999         1998        % change
                                                          ----------   ----------    ---------
Salaries and employee benefits ........................   $1,628,442   $1,366,456      19.2%
Professional and data processing fees .................      220,837      139,941      57.8%
Advertising and marketing .............................       83,457       86,490    -  3.5%
Occupancy and equipment expense .......................      393,857      351,665      12.0%
Stationery and supplies ...............................       82,068       73,205      12.1%
Provision for merchant credit card losses .............       19,006        1,963     868.2%
Postage and telephone .................................       81,699       70,381      16.1%
Other .................................................      264,175      211,728      24.8%
                                                          ----------   ----------
                             Total noninterest expenses   $2,773,541   $2,301,829      20.5%
                                                          ==========   ==========

Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the quarter ended September 30, 1999, total salaries and benefits increased to $1.6 million or $262 thousand over the 1998 quarter total of $1.3 million. The change was primarily attributable to the increased number of Bank and Bancard employees during the 1999 quarter versus the 1998 quarter and increased incentive compensation in the trust department proportionate to the large volume of trust fees earned. Professional and data processing fees increased from $140 thousand for the three months ended September 30, 1998 to $221 thousand for the same three month period in 1999. The $81 thousand increase was primarily a result of increased charges form the Bank's data processing provider in preparation for the Year 2000. Occupancy and equipment expense increased $42 thousand or 12% for the quarter. The increase was due to increased levels of depreciation, maintenance, utilities and other expenses related to the upkeep of the four physical locations. The provision for merchant credit card losses for the quarter increased $17 thousand, which reflected Bancard's increased merchant credit card activity resulting from several newly established ISO relationships and increased activity with its primary ISO.

The provision for income taxes was $389 thousand for the three-month period ended September 30, 1999 compared to $290 thousand for the three-month period ended September 30, 1998 for an increase of $99 thousand or 34%. The increase was the result of an increase in income before income taxes of $292 thousand or 40% for the 1999 quarter compared to the 1998 quarter.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash used in operating activities was $3.9 million for the three months ended September 30, 1999 compared to $1.7 million of cash provided for the same period in 1998. Net cash used in investing activities, consisting principally of loan and investment funding, was $5.6 million for the three months ended September 30, 1999 and $20.0 million for the three months ended September 30, 1998. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from short-term borrowings, for the three months ended September 30, 1999 was $13.8 million and for same period in 1998 was $14.3 million, consisting principally of deposit growth and proceeds from Federal Home Loan Bank advances.

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

In March 1999, the Bank acquired a 3,000 square foot office building adjacent to the Davenport facility at a cost of $225 thousand. Over several months, improvements were made to the Davenport annex, and in mid August the space became operational. The annex is currently being utilized for various operational and administrative functions.

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

The Company licenses all software used in conducting its business from third party vendors. None of the Company's software has been internally developed. The Company has developed a comprehensive list of all software, all hardware and all service providers used by the Company. Every vendor has been contacted regarding the Year 2000 issue, and the Company continues to closely track the progress each vendor is making in resolving the problems associated with the issue. The vendor of the primary software in use at the Company released its Year 2000 compliant software in May 1998. Testing standards were formulated and comprehensive testing is now finalized. The Company actively took part in a peer users group to aid the testing process. Users of the primary software continue to meet regularly to discuss Year 2000 testing issues and results. In addition, the Company continues to monitor all other major vendors of services to the Company for Year 2000 issues in order to avoid shortages of supplies and services in the coming months. The Company has not had any material delay regarding its information systems projects as a result of the Year 2000 project.

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

The Company also has tested such things as vault doors, fax machines, security systems, elevators, stand-alone personal computers, alarm systems, networks, etc. for Year 2000 functionality and is not aware of any significant problems with such systems. Although the Company does not believe that the failure of these systems would have a material adverse effect on the financial condition of the company, it is addressing deficiencies in these systems.

The Company's cumulative costs of the Year 2000 project through the first quarter of fiscal 2000 were $132 thousand. The estimated total cost of the Year 2000 project is $175 thousand. This includes costs to upgrade equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures. At the present time, no situations that will require material cost expenditures to become fully compliant have been identified. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone service; however, such costs could be substantial.

The Company is committed to a plan for achieving compliance, focusing not only on its own data processing systems, but also on its loan and depository customers. The Year 2000 committee has taken steps to educate and assist its customers with identifying their Year 2000 compliance problems, if any. In addition, the management committee has proposed policy and procedure changes to help identify potential risks to the Company and to gain an understanding of how customers are managing the risks associated with the Year 2000. The Company is assessing the impact, if any, of the Year 2000 risk in its credit analysis. The Company also utilizes loan agreements and other legal documents to ensure large, corporate borrowers acknowledge Year 2000 compliance requirements. In connection with potential credit risk related to the Year 2000 issue, the Company has contacted its large commercial loan and depository customers regarding their level of preparedness for the Year 2000. Through these questionnaires and the resulting assessments, the Company believes that overall credit and and liquidity risk to its large, corporate borrowers and depositors is not excessive.

The Company has developed contingency plans for various Year 2000 problems in the event that unforeseen events beyond its control adversely impact our ability to provide financial services to our customers. In the event of such a failure, these plans outline the steps that will be taken to minimize the effects on customers and losses to the Company. The plan will be continually updated as more information becomes available based on testing results and vendor notification.

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

RECENT REGULATORY DEVELOPMENTS

Pending legislation. On November 4, 1999, the United States Congress approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

National banks are also authorized by the Act to engage, through "financial subsidiaries" in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable stare law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

The Act must be signed by the President before it will take effect. At this time, the Company is unable to predict the impact the Act may have on the Company and its subsidiaries.

Part II


                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 1          Legal Proceedings                                    -    None
                -----------------

Item 2          Changes in Securities and Use of Proceeds            -    None
                -----------------------------------------

Item 3          Defaults Upon Senior Securities                      -    None
                -------------------------------

Item 4          Submission of Matters to a Vote of Security Holders  -    None
                ---------------------------------------------------


Item 5          Other Information                                    -    None
                -----------------

Item 6          Exhibits and Reports on Form 8-K
                --------------------------------

                (a) Exhibits
                    (27)  Financial Data Schedule

                (b) Reports on Form 8-K
                    None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            QUAD CITY HOLDINGS, INC.
                                  (Registrant)


                            By: /s/ Douglas M. Hultquist
                                ----------------------------------------
                                Douglas M. Hultquist, President





Date   November 10,1999                       /s/ Michael A. Bauer
                                              ----------------------------------
                                              Michael A. Bauer, Chairman




Date  November 10, 1999                       /s/ Douglas M. Hultquist
                                              ----------------------------------
                                              Douglas M. Hultquist, President
                                              Principal Executive, Financial and
                                              Accounting Officer