Form 10-Q
period 1999-12-31
QUAD CITY HOLDINGS INC
filed 2000-02-14
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from         to
                                                -------    -------

                         Commission file number 0-22208

                            QUAD CITY HOLDINGS, INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                               42-1397595
                  --------                               ----------
      (State or other jurisdiction of            (I.R.S. Employer ID Number)
       incorporation or organization)


               3551 7th Street, Suite 100, Moline, Illinois 61265
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (309) 736-3580
                                 --------------
              (Registrant's telephone number, including area code)


         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [   ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of February 1, 2000, the Registrant had outstanding 2,322,996 shares of common stock, $1.00 par value per share.

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----




Part I     FINANCIAL INFORMATION

           Item 1     Consolidated Financial Statements (Unaudited)

                      Consolidated Balance Sheets,
                      December 31, 1999 and June 30, 1999

                      Consolidated Statements of Income,
                      For the Three Months Ended December 31, 1999 and 1998

                      Consolidated Statements of Income,
                      For the Six Months Ended December 31, 1999 and 1998

                      Consolidated Statements of Cash Flows,
                      For the Six Months Ended December 31, 1999 and 1998

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

           Item 5          Other Information

           Item 6          Exhibits and Reports on Form 8-K

           Signatures

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       December 31, 1999 and June 30, 1999


                                                     December 31,     June 30,
                                                        1999            1999
                                                   -------------  --------------
ASSETS
Cash and due from banks ...........................$  13,578,976  $   8,528,195
Federal funds sold ................................   32,895,000     39,125,000
Certificates of deposit at financial institutions .   12,306,220     12,535,193

Securities held to maturity, at amortized cost ....      574,703        724,415
Securities available for sale, at fair value ......   58,069,571     50,941,759
                                                   -------------  -------------
                                                      58,644,274     51,666,174
                                                   -------------  -------------

Loans receivable ..................................  211,376,203    197,976,692
Less: Allowance for estimated losses on loans .....   (3,340,761)    (2,895,457)
                                                   -------------  -------------
                                                     208,035,442    195,081,235
                                                   -------------  -------------

Premises and equipment, net .......................    7,606,911      7,553,616
Accrued interest receivable .......................    2,346,675      2,006,503
Other assets ......................................    7,870,102      4,850,299
                                                   -------------  -------------
                                                   $ 343,283,600  $ 321,346,215
                                                   =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing deposits ...................$  41,630,246  $  35,833,094
   Interest-bearing deposits ......................  230,137,123    212,132,785
                                                   -------------  -------------
     Total deposits ...............................  271,767,369    247,965,879
                                                   -------------  -------------

Short-term borrowings .............................   11,318,288      9,685,877
Federal Home Loan Bank advances ...................   22,601,546     24,605,890
Company obligated  manditorily  redeemable
     preferred  securities  of subsidiary trust
     holding solely subordinated debentures .......   12,000,000     12,000,000
Other liabilities .................................    5,952,312      8,615,098
                                                   -------------  -------------
                                                     323,639,515    302,872,744
                                                   -------------  -------------

STOCKHOLDERS' EQUITY
Common stock, $1 par value; shares authorized
     5,000,000; shares issued and outstanding
     December 1999, 2,322,331; June 1999,
     2,296,251.....................................    2,322,331      2,296,251
Additional paid-in capital ........................   12,127,066     11,959,080
Retained earnings .................................    5,926,058      4,550,490
Accumulated other comprehensive (loss), unrealized
     (loss) on securities available for sale, net .     (731,370)      (332,350)
                                                   -------------  -------------
                                                      19,644,085     18,473,471
                                                   -------------  -------------
     Total liabilities and stockholders' equity ...$ 343,283,600  $ 321,346,215
                                                   =============  =============

                 See Notes to Consolidated Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         Three Months Ended December 31


                                                 Three Months Ended December 31,
                                                       1999           1998
                                                 -------------------------------
Interest income:
     Interest and fees on loans ...................$   4,445,500  $   3,917,314
     Interest and dividends on securities .........      854,130        504,153
     Interest on federal funds sold ...............      448,216        354,438
     Other interest ...............................      187,405        174,056
                                                   -------------  -------------
          Total interest income ...................    5,935,251      4,949,961
                                                   -------------  -------------

Interest expense:
      Interest on deposits ........................    2,539,440      2,254,491
      Interest on company obligated manditorily
           redeemable preferred securities ........      278,970              0
      Interest on borrowings ......................      511,131        463,943
                                                   -------------  -------------
          Total interest expense ..................    3,329,541      2,718,434
                                                   -------------  -------------

          Net interest income .....................    2,605,710      2,231,527

 Provision for loan losses ........................      296,800        174,200
                                                   -------------  -------------
          Net interest income after provision
               for loan losses ....................    2,308,910      2,057,327
                                                   -------------  -------------

Noninterest income:
     Merchant credit card fees, net of processing
          costs ...................................      645,700        217,459
     Trust department fees ........................      463,086        372,987
     Deposit service fees .........................      150,812        100,886
     Gains on sales of loans, net .................      127,541        337,375
     Amortization of deferred income resulting from
          restructuring of merchant broker
          agreement ...............................            0        183,000
     Other ........................................      236,620        118,112
                                                   -------------  -------------
          Total noninterest income ................    1,623,759      1,329,819
                                                   -------------  -------------

Noninterest expenses:
     Salaries and employee benefits ...............    1,584,640      1,450,346
     Professional and data processing fees ........      204,092        139,539
     Advertising and marketing ....................      103,565         95,866
     Occupancy and equipment expense ..............      407,321        362,159
     Stationery and supplies ......................       79,178         65,595
     Provision for merchant credit card losses ....       10,494           (538)
     Postage and telephone ........................      100,079         71,192
     Other ........................................      238,520        192,217
                                                   -------------  -------------
          Total noninterest expenses ..............    2,727,889      2,376,376
                                                   -------------  -------------

          Income before income taxes ..............    1,204,780      1,010,770
Federal and state income taxes ....................      461,860        391,314
                                                   -------------  -------------
          Net income ..............................$     742,920  $     619,456
                                                   =============  =============

Earnings per common share:
          Basic ...................................$        0.32  $        0.27
          Diluted .................................$        0.31  $        0.26
          Weighted average common shares
               outstanding ........................    2,310,643      2,280,794
          Weighted average common and common
               equivalent shares outstanding ......    2,388,693      2,404,968

Comprehensive income ..............................$     597,206  $     626,237



                 See Notes to Consolidated Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                          Six Months Ended December 31


                                                   Six Months Ended December 31,
                                                       1999             1998
                                                   -----------------------------
Interest income:
     Interest and fees on loans ...................$   8,902,222  $   7,631,184
     Interest and dividends on securities .........    1,620,617      1,012,231
     Interest on federal funds sold ...............      834,554        757,694
     Other interest ...............................      378,495        333,866
                                                   -------------  -------------
          Total interest income ...................   11,735,888      9,734,975
                                                   -------------  -------------

Interest expense:
      Interest on deposits ........................    4,856,628      4,492,393
      Interest on company obligated manditorily
           redeemable preferred securities ........      555,949              0
      Interest on short-term and other borrowings .    1,019,790        919,020
                                                   -------------  -------------
          Total interest expense ..................    6,432,367      5,411,413
                                                   -------------  -------------

          Net interest income .....................    5,303,521      4,323,562

 Provision for loan losses ........................      571,500        426,200
                                                   -------------  -------------
          Net interest income after provision for
               loan losses ........................    4,732,021      3,897,362
                                                   -------------  -------------

Noninterest income:
     Merchant credit card fees, net of processing
          costs ...................................    1,183,496        411,086
     Trust department fees ........................      862,730        686,692
     Deposit service fees .........................      306,849        201,166
     Gains on sales of loans, net .................      228,714        607,923
     Amortization of deferred income resulting from
          restructuring of merchant broker
          agreement ...............................            0        366,000
     Other ........................................      414,083        248,018
                                                   -------------  -------------
          Total noninterest income ................    2,995,872      2,520,885
                                                   -------------  -------------

Noninterest expenses:
     Salaries and employee benefits ...............    3,213,082      2,816,802
     Professional and data processing fees ........      424,929        279,480
     Advertising and marketing ....................      187,022        182,356
     Occupancy and equipment expense ..............      801,178        713,824
     Stationery and supplies ......................      161,246        138,800
     Provision for merchant credit card losses ....       29,500          1,425
     Postage and telephone ........................      181,778        141,573
     Other ........................................      502,695        403,945
                                                   -------------  -------------
          Total noninterest expenses ..............    5,501,430      4,678,205
                                                   -------------  -------------

          Income before income taxes ..............    2,226,463      1,740,042
Federal and state income taxes ....................      850,895        681,765
                                                   -------------  -------------
          Net income ..............................$   1,375,568  $   1,058,277
                                                   =============  =============

Earnings per common share:
          Basic ...................................$        0.60  $        0.46
          Diluted .................................$        0.58  $        0.44
          Weighted average common shares
               outstanding ........................    2,305,037      2,279,554
          Weighted average common and common
               equivalent shares outstanding ......    2,384,908      2,402,597

Comprehensive income ..............................$     976,548  $   1,317,800



                 See Notes to Consolidated Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          Six Months Ended December 31


                                                   Six Months Ended December 31,
                                                       1999             1998
                                                   -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ....................................$   1,375,568  $   1,058,277
    Adjustments  to reconcile net income to
       net cash provided by (used in)
       operating activities:
       Depreciation ...............................      330,094        295,313
       Provision for loan losses ..................      571,500        426,200
       Provision for merchant credit card
          losses ..................................       29,500          1,425
       Amortization of premiums on securities,
          net .....................................       34,131            909
       Loans originated for sale ..................  (20,849,007)   (50,843,410)
       Proceeds on sales of loans .................   21,933,819     50,720,117
       Net gains on sales of loans ................     (228,714)      (607,923)
       Amortization of deferred income
          resulting from restructuring of
          merchant broker agreement ...............            0       (366,000)
       Increase in accrued interest receivable ....     (340,172)       (48,423)
       Increase in other assets ...................   (2,814,928)      (412,050)
       Decrease in other liabilities ..............   (2,623,121)      (798,414)
                                                   -------------  -------------
          Net cash used in operating
              activities ..........................$  (2,581,330) $    (573,979)
                                                   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net (increase) decrease in federal funds
       sold .......................................    6,230,000     (4,515,000)
    Net (increase) decrease in certificates of
       deposits at financial institutions .........      228,973     (3,680,078)
    Purchase of securities available for sale .....  (11,519,825)   (11,853,678)
    Purchase of securities held to maturity .......      (50,000)             0
    Proceeds from calls and maturities of
       securities .................................    3,200,000      6,850,000
    Proceeds from paydowns on securities ..........      753,699        928,652
    Net loans originated ..........................  (14,381,805)   (23,596,795)
    Purchase of premises and equipment, net .......     (383,389)      (132,180)
                                                   -------------  -------------
          Net cash used in investing
              activities ..........................$ (15,922,347) $ (35,999,079)
                                                   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposit accounts ..............   23,801,490     34,025,384
    Net increase (decrease) in short-term
       borrowings .................................    1,632,411     (2,000,000)
    Proceeds from Federal Home Loan Bank
       advances ...................................    1,000,000      9,944,698
    Payments on Federal Home Loan Bank
       advances ...................................   (3,004,344)    (7,740,325)
    Net increase in other borrowings ..............            0      1,000,000
    Proceeds from issuance of common stock,
       net ........................................      124,901        111,505
                                                   -------------  -------------
          Net cash provided by financing
              activities ..........................$  23,554,458  $  35,341,262
                                                   -------------  -------------

          Net increase (decrease) in cash and
              due from banks ......................    5,050,781     (1,231,796)
Cash and due from banks, beginning ................    8,528,195     11,640,813
                                                   -------------  -------------
Cash and due from banks, ending ...................$  13,578,976  $  10,409,017
                                                   =============  =============

Supplemental disclosure of cash flow information,
   cash payments for:
    Interest ......................................$   6,345,827  $   5,250,847
                                                   =============  =============
    Income/franchise taxes ........................$   1,096,848  $     880,000
                                                   =============  =============
Supplemental schedule of noncash investing
    activities:
     Change in accumulated other comprehensive
        income (loss), unrealized gain (loss)
        on securities available for sale,
        net .......................................$    (399,020) $     259,523
                                                   =============  =============

                 See Notes to Consolidated Financial Statements

Part I
Item 1

                            QUAD CITY HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

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

NOTE 3 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                    Three months ended       Six months ended
                                       December 31,            December 31,
                                    ------------------       ----------------
                                     1999        1998        1999        1998
                                    ------      ------      ------      ------
Net income, basic and diluted
   Earnings ..................... $  742,920  $  619,456  $1,375,568  $1,058,277
                                  ==========  ==========  ==========  ==========
Weighted average common shares
   Outstanding .................   2,310,643   2,280,794   2,305,037   2,279,554
Weighted average common shares
   issuable upon exercise of stock
   options and warrants .........     78,050     124,174      79,871     123,043
                                  ----------  ----------  ----------  ----------
Weighted average common and
   common equivalent shares
   outstanding .................   2,388,693   2,404,968   2,384,908   2,402,597
                                  ==========  ==========  ==========  ==========

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

      Quad City Bancard, Inc. ("Bancard") provides merchant credit card processing services. Bancard has contracted with independent sales organizations ("ISOs") that market credit card services to merchants throughout the country. The Company's primary ISO contract expires in June 2000. On March 29, 1999, Bancard formed its own subsidiary ISO, Allied Merchant Services, Inc., which will seek to generate additional credit card processing business. At December 31, 1999, approximately 17,000 merchants were processing transactions with Bancard.

      The Company has a fiscal year end of June 30.

FINANCIAL CONDITION

      Total assets of the Company increased by $22.0 million or 7% to $343.3 million at December 31, 1999 from $321.3 million at June 30, 1999. The growth primarily resulted from an increase in the loan portfolio funded by deposits received from customers and from short-term borrowings. It should be noted that the percentage growth rates had declined over the past few quarters as the Company's total asset base was increased.

      Cash and due from banks increased by $5.1 million or 59% to $13.6 million at December 31, 1999 from $8.5 million at June 30, 1999. Cash and due from banks represented both cash maintained at the Bank, as well as funds that the Bank and the Company had deposited in other banks in the form of demand deposits. The increase was primarily the result of additional cash reserves retained in anticipation of customer demands associated with Year 2000.

      Federal funds sold are inter-bank funds with daily liquidity. At December 31, 1999, the Bank had $32.9 million invested in such funds. This amount decreased by $6.2 million or 16% from $39.1 million at June 30, 1999.

      Certificates of deposit at financial institutions decreased by $229 thousand or 2% to $12.3 million at December 31, 1999 from $12.5 million at June 30, 1999. During the first six months of fiscal 2000, the Bank's certificate of deposit portfolio had fifteen maturities totaling $1.3 million and eleven purchases which totaled $1.1 million.

      Securities increased by $6.9 million or 13% to $58.6 million at December 31, 1999 from $51.7 million at June 30, 1999. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $754 thousand were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $34 thousand. Maturities and calls of securities occurred in the amount of $3.2 million. An increase in unrealized losses on securities available for sale, before applicable income tax, occurred in the amount of $604 thousand. These portfolio decreases were offset by the purchase of additional securities in the amount of $11.5 million, classified as available for sale and $50 thousand, classified as held to maturity.

      Loans receivable increased by $13.4 million or 7% to $211.4 million at December 31, 1999 from $198.0 million at June 30, 1999. The increase was the result of the origination or purchase of $98.3 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $126 thousand, and loan repayments or sales of loans of $84.8 million. The majority of residential real estate loans originated by the Bank were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans.

      The allowance for estimated losses on loans was $3.3 million at December 31, 1999 compared to $2.9 million at June 30, 1999 for an increase of $445 thousand or 15%. The adequacy of the allowance for estimated losses on loans was determined by management based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and other factors that, in management's judgement, deserved evaluation in estimating loan losses. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the Board of Directors. Provisions were made monthly to ensure that an adequate level was maintained. Although management believes that the allowance for estimated losses on loans at December 31, 1999 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts.

      Net charge-offs for the six months ended December 31, were $126 thousand in 1999 and $147 thousand in 1998. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio. The allowance for estimated losses on loans as a percentage of total loans was 1.58% at December 31, 1999 and 1.46% at June 30, 1999.

      Nonaccrual loans were $1.2 million at December 31, 1999 compared to $1.3 million at June 30, 1999 for a decrease of $109 thousand or 9%. The decrease in nonaccrual loans was comprised of an increase in real estate loans of $69 thousand offset by decreases in commercial loans of $110 thousand and in consumer loans of $68 thousand. Nonaccrual loans consisted primarily of loans that were well collateralized and were not expected to result in material losses.

      Premises and equipment showed a slight increase of $53 thousand or less than 1% to remain at $7.6 million at December 31, 1999. The increase resulted from the purchase of additional furniture, fixtures and equipment of $383 thousand during the quarter offset by depreciation expense of $330 thousand.

      Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $340 thousand or 17% to $2.3 million at December 31, 1999 from $2.0 million at June 30, 1999. The increase was primarily due to greater average outstanding balances in interest-bearing assets.

      Other assets increased by $3.1 million or 62% to $7.9 million at December 31, 1999 from $4.8 million at June 30, 1999. The largest component of the increase was a rise in prepaid expenses of $1.8 million. Other assets also included miscellaneous receivables and accrued income.

      Deposits increased by $23.8 million or 10% to $271.8 million at December 31, 1999 from $248.0 million at June 30, 1999. The increase resulted from a $10.2 million net increase in non-interest bearing, NOW, money market and other savings accounts and a $13.6 million net increase in certificates of deposit. The increase in certificates of deposit was the product of a more aggressive pricing program. Also, management believes the increases were, in part, a continuation of the reaction by customers to the large number of acquisitions and mergers of local banks by transferring their financial business to community banks that can offer more personalized service.

      Short-term borrowings increased $1.6 million or 17% from $9.7 million at June 30, 1999 to $11.3 million at December 31, 1999. The Bank offers short-term repurchase agreements to some of its major customers. Also, on occasion, the Bank purchases Federal funds for the short-term from some of its correspondent banks. As of December 31, 1999, short-term borrowings were comprised entirely of customer repurchase agreements. As of June 30, 1999, short-term borrowings represented $9.6 million in customer repurchase agreements and Federal funds purchased from correspondent banks of $140 thousand.

      Federal Home Loan Bank advances decreased by $2.0 million or 8% to $22.6 million at December 31, 1999 from $24.6 million at June 30, 1999. As a result of its membership in the FHLB of Des Moines, the Bank has the ability to borrow funds for short or long-term purposes under a variety of programs. The Bank primarily utilizes FHLB advances for loan matching and for hedging against the possibility of rising interest rates.

      In June 1999, the Company issued 1,200,000 shares of trust preferred securities through a newly formed subsidiary, Quad City Holdings Capital Trust
I. On the Company's balance sheet these securities are a liability and are presented as "company obligated manditorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures", and were $12.0 million at both December 31, 1999 and June 30, 1999.

      Other liabilities decreased by $2.6 million or 31% to $6.0 million at December 31, 1999 from $8.6 million at June 30, 1999. Other liabilities was comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At June 30, 1999, other liabilities included $3.8 million of security purchase commitments, all of which settled in July 1999.

      Common stock at December 31, 1999 increased by $26 thousand or 1% to remain unchanged at $2.3 million from June 30, 1999. The increase was the result of several exercises of stock options and warrants resulting in the issuance of 26,080 additional shares of common stock.

      Additional paid-in capital totaled $12.1 million at December 31, 1999 and $12.0 million at June 30, 1999. An increase of $168 thousand, or 1%, resulted from $99 thousand in proceeds received in excess of the $1.00 per share par value for 26,080 shares of common stock issued as the result of the exercise of stock options and warrants and the recognition of a $69 thousand tax benefit.

      Retained earnings increased by $1.3 million or 30% to $5.9 million at December 31, 1999 from $4.6 million at June 30, 1999. The increase reflected net income for the six-month period.

      Unrealized losses on securities available for sale, net of related income taxes, totaled $731 thousand at December 31, 1999 as compared to $332 thousand at June 30, 1999. The increased loss was attributable to the decrease during the period in fair value of the securities identified as available for sale primarily due to rising interest rates.

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

      One method used to quantify interest rate risk is the net portfolio value ("NPV") analysis. This analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The most recent NPV analysis projects that net portfolio value would decrease by approximately 12.8% if interest rates would rise 200 basis points over the next year. It projects an increase in net portfolio value of approximately 4.6% if interest rates would drop 200 basis points. Both simulations are within board-established policy limits.

RESULTS OF OPERATIONS

OVERVIEW

      Net income for the six-month period ended December 31, 1999 was $1.4 million as compared to net income of $1.1 million for the same period in 1998, for an increase of $317 thousand or 30%. Basic earnings per share for the first six months increased to $0.60 from $0.46 in 1998. The increase in net income was comprised of an increase of $834 thousand in net interest income after provision for loan losses and an increase in noninterest income of $475 thousand offset by increases in noninterest expense of $823 thousand and income tax expense of $169 thousand.

      The Company's net income is derived primarily from net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on borrowings and customer deposits. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to the net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. Net interest margin for the six months ended December 31, 1999 was 3.45% compared to 3.39% for the six months ended December 31, 1998.

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

      Interest income increased by $985 thousand from $4.9 million for the three-month period ended December 31, 1998 to $5.9 million for the quarter ended December 31, 1999. The 20% rise in interest income was basically attributable to greater average, outstanding balances in interest earning assets, principally with respect to both loans receivable and securities.

      Interest expense increased by $611 thousand from $2.7 million for the three-month period ended December 31, 1998 to $3.3 million for the three-month period ended December 31, 1999. The 22% increase in interest expense was basically caused by greater average, outstanding balances in interest-bearing liabilities, principally with respect to customer deposits in the subsidiary bank.

      At December 31, 1999 and June 30, 1999, the Company had an allowance for estimated losses on loans of approximately 1.6% and 1.5% of total loans, respectively. The provision for loan losses increased by $123 thousand from $174 thousand for the three month period ended December 31, 1998 to $297 thousand for the three month period ended December 31, 1999. Among other factors considered by management, the agricultural manufacturing sector experienced a slowdown in 1999. Due, in part, to the fact that certain of the Company's borrowers are engaged in or depend on this industry, management made an increased provision for loan losses. Commercial and real estate loans combined for total charge-offs of $2 thousand and no recoveries for the three months ending December 31, 1999. Consumer loan charge-offs and recoveries totaled $77 thousand and $37 thousand, respectively, for the same three month period. Indirect auto loans accounted for a majority of the consumer loan charge-offs. Because asset quality is a priority for the Company and its subsidiaries, management has made the decision to downscale indirect auto loan activity based on charge-off history. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality.

      Noninterest income increased by $294 thousand from $1.3 million for the three-month period ended December 31, 1998 to $1.6 million for the three-month period ended December 31, 1999. Noninterest income at December 31, 1999 and 1998 consisted of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The 22% increase was primarily due to an increased volume of fees earned by the merchant credit card operation of Bancard and by the trust department of the Bank.

      In June 1998, the Company recognized $2.2 million of gross income resulting from the amendment of the merchant broker agreement with Bancard's current, major independent sales organization (ISO). The term of the amended agreement is for a minimum of one year and replaced a prior agreement that was to expire in the year 2002. In consideration for the reduction in term from four years to one year, the Company received total compensation of $2.9 million, of which $732 thousand was deferred and recognized in income during fiscal 1999. The agreement was subsequently extended and is currently scheduled to terminate in June 2000. In the prior agreement, Bancard and the ISO had shared both the merchant servicing fees and related merchant credit risk. With the amended agreement, Bancard receives a fixed, monthly fee of $25 thousand for servicing the current merchants and is released of the responsibility for any merchant credit risk. The new agreement exchanges a substantial reduction in merchant servicing income for a like reduction in the related merchant credit risk. In an effort to offset the reduced merchant servicing income, Bancard has established other ISO relationships and has begun processing for additional ISOs. Also, Bancard formed its own subsidiary ISO, Allied Merchant Services, Inc., which will seek to generate additional credit card processing business.

      As anticipated, in November 1999 Bancard's largest ISO notified Bancard that it intends to terminate its processing relationship with Bancard in May 2000. This ISO accounts for approximately two thirds of the dollar volume processed by Bancard. Net earnings from this ISO represent approximately 15% of current consolidated net after tax earnings. Efforts are in process to create additional volume with other ISOs, but will take some time to develop.

      During the three months ended December 31, 1999, merchant credit card fees, net of processing costs, increased by $429 thousand to $646 thousand from $217 thousand for the three months ended December 31, 1998. The increase was the result of merchant servicing fees obtained through new ISO relationships established by Bancard, in combination with increased business with existing ISOs. Also as a result of the amended merchant broker agreement, the Company earned $75 thousand of merchant servicing fees for the three months ended December 31, 1999 and 1998.

      For the quarter ended December 31, 1999, trust department fees increased $90 thousand, or 24%, to $463 thousand from $373 thousand for the same quarter in 1998. The increase was primarily a reflection of the development of additional trust relationships.

      Gains on sales of loans, net was $127 thousand for the three months ended December 31, 1999, which reflected a decrease of 62%, or $210 thousand, from $337 thousand for the three months ended December 31, 1998. The decrease resulted from smaller numbers of both home refinances and first-time home purchases, and the subsequent sale of the majority of these loans into the secondary market. Recent increases in interest rates have depressed the activity in this area.

      The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both quarters. Noninterest expenses for the three months ended December 31, 1999 were $2.7 million as compared to $2.4 million for the same period in 1998, or an increase of $352 thousand or 15%.

      The following table sets forth the various categories of noninterest expenses for the three months ended December 31, 1999 and 1998.

                              Noninterest Expenses

                                                Three months ended
                                                    December 31,
                                             ------------------------
                                                 1999         1998      % change
                                             -----------  -----------  ---------
Salaries and employee benefits ..............$ 1,584,640  $ 1,450,346      9.3%
Professional and data processing fees .......    204,092      139,539     46.3%
Advertising and marketing ...................    103,565       95,866      8.0%
Occupancy and equipment expense .............    407,321      362,159     12.5%
Stationery and supplies .....................     79,178       65,595     20.7%
Provision for merchant credit card losses ...     10,494         (538)  2050.6%
Postage and telephone .......................    100,079       71,192     40.6%
Other .......................................    238,520      192,217     24.1%
                                             -----------  -----------
                Total noninterest expenses ..$ 2,727,889  $ 2,376,376     14.8%
                                             ===========  ===========

      Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the quarter ended December 31, 1999, total salaries and benefits increased to $1.6 million or $134 thousand over the 1998 quarter total of $1.5 million. The change was primarily attributable to the increased number of Bank and Bancard employees during the 1999 quarter versus the 1998 quarter and increased incentive compensation to Bancard officers and trust employees proportionate to the large volume of fees earned. Professional and data processing fees increased from $140 thousand for the three months ended December 31, 1998 to $204 thousand for the same three month period in 1999. The $64 thousand increase was partially the result of increased charges from the Bank's data processing provider for both, preparation for the Year 2000 and increased account and transaction volumes. The increase also occurred, in part, as the result of one-time fees to outside consultants relating to compliance issues. Occupancy and equipment expense increased $45 thousand or 12% for the quarter. The increase was due to increased levels of depreciation, maintenance, utilities and other expenses related to the upkeep of the four physical locations. The provision for merchant credit card losses for the quarter increased $11 thousand, which reflected Bancard's increased merchant credit card activity resulting from several newly established ISO relationships and increased activity with its primary ISO.

      The Year 2000 posed a unique set of challenges to industries reliant on information technology, financial institutions in particular. Since 1997, the Company has been addressing issues related to the Year 2000 and their potential to adversely affect both the Company's operations and ability to provide prompt, reliable customer service. The estimated total cost of the Year 2000 project was $175 thousand. This included cost to upgrade equipment specifically for the purpose of Year 2000 compliance and various administrative expenditures. The Company's cumulative cost for the Year 2000 project through the first six months of fiscal 2000 was $142 thousand. For the quarter ended December 31, 1999, Year 2000 expenses were down $12 thousand, or 54%, to $10 thousand from $22 thousand during the same period in 1998. Additional Year 2000 is expense is expected to be minimal as final invoices are received and paid.

      The considerable time and effort extended by the Company's Year 2000 committee resulted in an uneventful turn of the millenium with respect to the Company. The Company's operations and those of its subsidiaries experienced no disruption of services to customers. The efforts of the Year 2000 committee also prompted the review and updating of the Company's disaster recovery plan. The Company now stands better prepared to handle various natural and technical disasters that could threaten the Company's operations. Throughout 2000, the Company will remain aware of dates defined by the FDIC as "critical", such as 2/29/2000 and 10/10/2000, and will address any related issues.

      The provision for income taxes was $462 thousand for the three-month period ended December 31, 1999 compared to $391 thousand for the three-month period ended December 31, 1998 for an increase of $71 thousand or 18%. The increase was the result of an increase in income before income taxes of $194 thousand or 19% for the 1999 quarter when compared to the 1998 quarter.

SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

      Interest income increased by $2.0 million from $9.7 million for the six-month period ended December 31, 1998 to $11.7 million for the six months ended December 31, 1999. The 21% rise in interest income was basically attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable.

      Interest expense increased by $1.0 million from $5.4 million for the six-month period ended December 31, 1998 to $6.4 million for the six-month period ended December 31, 1999. The 19% increase in interest expense was basically caused by greater average, outstanding balances in interest-bearing liabilities, largely with respect to the preferred securities of the subsidiary trust.

      At December 31, 1999 and June 30, 1999, the Company had an allowance for estimated losses on loans of approximately 1.6% and 1.5% of total loans, respectively. The provision for loan losses increased by $145 thousand from $426 thousand for the six-month period ended December 31, 1998 to $571 thousand for the six-month period ended December 31, 1999. Among other factors considered by management, the agricultural manufacturing sector experienced a slowdown in 1999. Due, in part, to the fact that certain of the Company's borrowers are engaged in or depend on this industry, management made an increased provision for loan losses. Commercial and real estate loans combined for total charge-offs of $50 thousand and $1 thousand of recoveries for the six months ending December 31, 1999. Consumer loan charge-offs and recoveries totaled $125 thousand and $48 thousand, respectively, for the same six-month period. Indirect auto loans accounted for a majority of the consumer loan charge-offs. Because asset quality is a priority for the Company and its subsidiaries, management has made the decision to downscale indirect auto loan activity based on charge-off history. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality.

      Noninterest income increased by $475 thousand from $2.5 million for the six-month period ended December 31, 1998 to $3.0 million for the six-month period ended December 31, 1999. Noninterest income at December 31, 1999 and 1998 consisted of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The 19% increase was primarily due to an increased volume of fees earned by the merchant credit card operation of Bancard and by the trust department of the Bank.

      During the six months ended December 31, 1999, merchant credit card fees, net of processing costs, increased by $772 thousand to $1.2 million from $411 thousand for the six months ended December 31, 1998. The increase was the result of merchant servicing fees obtained through new ISO relationships established by Bancard, in combination with increased business with existing ISOs. Also as a result of the amended merchant broker agreement, the Company earned $150 thousand of merchant servicing fees for the six months ended December 31, 1999.

      As anticipated, in November 1999 Bancard's largest ISO notified Bancard that it intends to terminate its processing relationship with Bancard in May 2000. This ISO accounts for approximately two thirds of the dollar volume processed by Bancard. Net earnings from this ISO represent approximately 15% of current consolidated net after tax earnings. Efforts are in process to create additional volume with other ISOs, but will take some time to develop.

      For the six months ended December 31, 1999, trust department fees increased $176 thousand, or 26%, to $863 thousand from $687 thousand for the same period in 1998. The increase was a reflection of the development of additional trust relationships.

      Gains on sales of loans, net was $229 thousand for the six months ended December 31, 1999, which reflected a decrease of 62%, or $379 thousand, from $608 thousand for the six months ended December 31, 1998. The decrease resulted from smaller numbers of both home refinances and first-time home purchases, and the subsequent sale of the majority of these loans into the secondary market. Recent increases in interest rates have depressed the activity in this area.

      The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both periods. Noninterest expenses for the six months ended December 31, 1999 were $5.5 million as compared to $4.7 million for the same period in 1998, or an increase of $823 thousand or 18%.

      The following table sets forth the various categories of noninterest expenses for the six months ended December 31, 1999 and 1998.

                              Noninterest Expenses

                                                 Six months ended
                                                    December 31,
                                             ------------------------
                                                 1999         1998      % change
                                             -----------  -----------  ---------
Salaries and employee benefits ..............$ 3,213,082  $ 2,816,802     14.1%
Professional and data processing fees .......    424,929      279,480     52.0%
Advertising and marketing ...................    187,022      182,356      2.6%
Occupancy and equipment expense .............    801,178      713,824     12.2%
Stationery and supplies .....................    161,246      138,800     16.2%
Provision for merchant credit card losses ...     29,500        1,425   1970.2%
Postage and telephone .......................    181,778      141,573     28.4%
Other .......................................    502,695      403,945     24.5%
                                             -----------  -----------
                Total noninterest expenses ..$ 5,501,430    4,678,205     17.6%
                                             ===========  ===========

      Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the six months ended December 31, 1999, total salaries and benefits increased to $3.2 million or $396 thousand over the 1998 six-month total of $2.8 million. The change was primarily attributable to the increased number of Bank and Bancard employees during the 1999 period versus the 1998 period and increased incentive compensation to Bancard officers and trust employees proportionate to the large volume of fees earned. Professional and data processing fees increased from $279 thousand for the six months ended December 31, 1998 to $425 thousand for the same six-month period in 1999. The $146 thousand increase was partially the result of increased charges from the Bank's data processing provider for both, preparation for the Year 2000 and increased account and transaction volumes. The increase also occurred, in part, as the result of one-time fees to outside consultants relating to compliance issues. Occupancy and equipment expense increased $87 thousand or 12% for the period. The increase was due to increased levels of depreciation, maintenance, utilities and other expenses related to the upkeep of the four physical locations. The provision for merchant credit card losses for the quarter increased $28 thousand, which reflected Bancard's increased merchant credit card activity resulting from several newly established ISO relationships and increased activity with its primary ISO.

      The Year 2000 posed a unique set of challenges to industries reliant on information technology, financial institutions in particular. Since 1997, the Company has been addressing issues related to the Year 2000 and their potential to adversely affect both the Company's operations and ability to provide prompt, reliable customer service. The estimated total cost of the Year 2000 project was $175 thousand. This included cost to upgrade equipment specifically for the purpose of Year 2000 compliance and various administrative expenditures. The Company's cumulative cost for the Year 2000 project through the first six months of fiscal 2000 was $142 thousand. For the six months ended December 31, 1999, Year 2000 expenses were down $48 thousand, or 60%, to $32 thousand from $80 thousand during the same period in 1998. Additional Year 2000 is expense is expected to be minimal as final invoices are received and paid.

      The considerable time and effort extended by the Company's Year 2000 committee resulted in an uneventful turn of the millenium with respect to the Company. The Company's operations and those of its subsidiaries experienced no disruption of services to customers. The efforts of the Year 2000 committee also prompted the review and updating of the Company's disaster recovery plan. The Company now stands better prepared to handle various natural and technical disasters that could threaten the Company's operations. Throughout the 2000, the Company will remain aware of dates defined by the FDIC as "critical", such as 2/29/2000 and 10/10/2000, and will address any related issues.

      The provision for income taxes was $851 thousand for the six-month period ended December 31, 1999 compared to $682 thousand for the six-month period ended December 31, 1998 for an increase of $169 thousand or 25%. The increase was the result of an increase in income before income taxes of $486 thousand or 28% for the 1999 period when compared to the 1998 period.

LIQUIDITY

      Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash used in operating activities, consisting primarily of the funding of prepaid expenses, was $2.6 million for the six months ended December 31, 1999 compared to $574 thousand used in the same period in 1998. Net cash used in investing activities, consisting principally of loan and investment funding, was $15.9 million for the six months ended December 31, 1999 and $36.0 million for the six months ended December 31, 1998. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from short-term borrowings, for the six months ended December 31, 1999 was $23.6 million and for same period in 1998 was $35.3 million, consisting principally of deposit growth and proceeds from Federal Home Loan Bank advances.

RECENT INDUSTRY DEVELOPMENT

      In January 2000 the Hartford-Carlisle Savings Bank of Carlisle, Iowa failed and was shut down by regulators. With a one-time assessment to be levied by the state, Iowa banks and thrifts will be required to cover approximately $8.5 million of uninsured deposits of local schools and governments held by the failed bank. The Company does not expect its assessment to significantly impact earnings in the future.

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

RECENT REGULATORY DEVELOPMENTS

    On November 12, 1999, the President signed into law legislation allowing bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in
consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

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

      Various bank regulatory agencies have begun issuing proposed regulations as mandated by the Act. On January 19, 2000, the Federal Reserve issued an interim rule, which sets forth procedures by which bank holding companies may become financial holding companies, the criteria necessary for such a conversion, and the Federal Reserve's enforcement powers should a holding company fail to maintain compliance with the criteria. That same day the Office of the Comptroller of the Currency issued a proposed rule discussing the procedures by which national banks may establish financial subsidiaries, as well as the qualifications and safeguards that will be required. Both rules will become effective on March 11, 2000, the effective day of the Act. At this time, the Company is unable to predict the impact the Act and related regulations will have on the Company and its subsidiaries.

Part II


                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1          Legal Proceedings                                   - None
                -----------------

Item 2          Changes in Securities and Use of Proceeds           - None
                -----------------------------------------

Item 3          Defaults Upon Senior Securities                     - None
                -------------------------------

Item 4          Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------


           The annual meeting of stockholders was held at the Jumer's Castle Lodge located at 900 Spruce Hills Drive, Bettendorf, Iowa on October 20, 1999 at 10:00 a.m. At the meeting, Richard R. Horst and Ronald G. Peterson were re-elected to serve as Class III directors, with terms expiring in 2002. Continuing as Class II directors, with terms expiring in 2001, are Douglas M. Hultquist and John W. Schricker. Continuing as Class I directors, with terms expiring in 2000, are Michael A. Bauer and James J. Brownson. Robert A. VanVooren retired as a Class I director on December 31, 1999.

           At the time of the annual meeting, there were 2,307,501 issued and outstanding shares of common stock. Either in person or by proxy, there were 2,095,378 common shares represented at the meeting, constituting approximately 91% of the outstanding shares. The voting was as follows:

                                                Votes                 Votes
                                                 For                 Withheld
                                              ---------             ----------
     Richard R. Horst ....................... 2,088,241               7,137
     Ronald G. Peterson ..................... 2,090,641               4,737


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


                                QUAD CITY HOLDINGS, INC.
                                     (Registrant)






Date   February 9, 2000                      /s/ Michael A. Bauer
       ----------------------------          ---------------------------------
                                             Michael A. Bauer, Chairman




Date   February 9, 2000                      /s/ Douglas M. Hultquist
       ----------------------------          ---------------------------------
                                             Douglas M. Hultquist, President
                                             Principal Executive, Financial and
                                             Accounting Officer