Form 10-Q
period 2000-03-31
QUAD CITY HOLDINGS INC
filed 2000-05-15
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    ---------------------  ---------------------

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 1, 2000, the Registrant had outstanding 2,318,291 shares of common stock, $1.00 par value per share.

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------


Part I   FINANCIAL INFORMATION

         Item 1   Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets, March 31, 2000 and
                    June 30, 1999

                  Consolidated Statements of Income, For the Three
                    Months Ended March 31, 2000 and 1999

                  Consolidated Statements of Income, For the Nine
                    Months Ended March 31, 2000 and 1999

                  Consolidated Statements of Cash Flows, For the
                    Nine Months Ended March 31, 2000 and 1999

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

         Item 5   Other Information

         Item 6   Exhibits and Reports on Form 8-K

         Signatures

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        March 31, 2000 and June 30, 1999

                                                                      March 31,         June 30,
                                                                        2000              1999
                                                                   ------------------------------
ASSETS
Cash and due from banks ........................................   $   9,823,549    $   8,528,195
Federal funds sold .............................................      34,345,000       39,125,000
Certificates of deposit at financial institutions ..............      12,702,003       12,535,193

Securities held to maturity, at amortized cost .................         574,845          724,415
Securities available for sale, at fair value ...................      61,018,593       50,941,759
                                                                   ------------------------------
                                                                      61,593,438       51,666,174
                                                                   ------------------------------

Loans receivable ...............................................     218,183,277      197,976,692
Less: Allowance for estimated losses on loans ..................      (3,302,835)      (2,895,457)
                                                                   ------------------------------
                                                                     214,880,442      195,081,235
                                                                   ------------------------------

Premises and equipment, net ....................................       7,608,481        7,553,616
Accrued interest receivable ....................................       2,587,977        2,006,503
Other assets ...................................................       5,811,072        4,850,299
                                                                   ------------------------------

        Total assets ...........................................   $ 349,351,962    $ 321,346,215
                                                                   ==============================


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing deposits ................................   $  46,060,113    $  35,833,094
   Interest-bearing deposits ...................................     231,370,653      212,132,785
                                                                   ------------------------------
     Total deposits ............................................     277,430,766      247,965,879
                                                                   ------------------------------

Short-term borrowings ..........................................      15,798,159        9,685,877
Federal Home Loan Bank advances ................................      20,014,166       24,605,890
Company obligated manditorily redeemable preferred securities of
     subsidiary trust holding solely subordinated debentures ...      12,000,000       12,000,000
Other liabilities ..............................................       3,972,701        8,615,098
                                                                   ------------------------------
                                                                     329,215,792      302,872,744
                                                                   ------------------------------


STOCKHOLDERS' EQUITY
Common stock, $1 par value; shares authorized 5,000,000; .......       2,325,416        2,296,251
   shares issued and outstanding March 2000, 2,325,416;
   June 1999, 2,296,251
Additional paid-in capital .....................................      12,135,971       11,959,080
Retained earnings ..............................................       6,685,732        4,550,490
Accumulated other comprehensive (loss), unrealized (losses) on
  securities available for sale, net ...........................      (1,010,949)        (332,350)
                                                                   ------------------------------
                                                                      20,136,170       18,473,471
                                                                   ------------------------------

        Total liabilities and stockholders' equity .............   $ 349,351,962    $ 321,346,215
                                                                   ==============================

See Notes to Consolidated Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           Three Months Ended March 31

                                                                  Three Months Ended March 31,
                                                                       2000         1999
                                                                  ----------------------------
Interest income:
     Interest and fees on loans .................................   $4,451,546   $3,877,779
     Interest and dividends on securities .......................      891,411      605,262
     Interest on federal funds sold .............................      423,266      286,399
     Other interest .............................................      186,296      179,315
                                                                    -----------------------
          Total interest income .................................    5,952,519    4,948,755
                                                                    -----------------------

Interest expense:
      Interest on deposits ......................................    2,563,733    2,182,040
      Interest on company obligated manditorily
           redeemable preferred securities ......................      276,000            0
      Interest on short-term and other borrowings ...............      459,970      491,891
                                                                    -----------------------
          Total interest expense ................................    3,299,703    2,673,931
                                                                    -----------------------

          Net interest income ...................................    2,652,816    2,274,824

 Provision for loan losses ......................................       85,600      218,200
                                                                    -----------------------
          Net interest income after provision for loan losses ...    2,567,216    2,056,624
                                                                    -----------------------

Noninterest income:
     Merchant credit card fees, net of processing costs .........      652,510      369,582
     Trust department fees ......................................      525,235      427,848
     Deposit service fees .......................................      137,169      104,385
     Gains on sales of loans, net ...............................       71,253      222,190
     Investment securities gains, net ...........................       14,970        1,614
     Amortization of deferred income resulting from restructuring
          of merchant broker agreement ..........................            0      183,000
     Other ......................................................      223,272      128,570
                                                                    -----------------------
          Total noninterest income ..............................    1,624,409    1,437,189
                                                                    -----------------------

Noninterest expenses:
     Salaries and employee benefits .............................    1,806,069    1,508,891
     Professional and data processing fees ......................      230,558      147,581
     Advertising and marketing ..................................      116,991       84,321
     Occupancy and equipment expense ............................      376,142      351,045
     Stationery and supplies ....................................       82,649       60,084
     Provision for merchant credit card losses ..................        5,743        4,200
     Postage and telephone ......................................       83,811       82,572
     Other ......................................................      258,098      234,283
                                                                    -----------------------
          Total noninterest expenses ............................    2,960,061    2,472,977
                                                                    -----------------------

          Income before income taxes ............................    1,231,564    1,020,836
Federal and state income taxes ..................................      471,890      406,889
                                                                    -----------------------
          Net income ............................................   $  759,674   $  613,947
                                                                    =======================

Earnings per common share:
          Basic .................................................   $     0.33   $     0.27
          Diluted ...............................................   $     0.32   $     0.25
          Weighted average common shares outstanding ............    2,324,004    2,286,863
          Weighted average common and common equivalent
                shares outstanding ..............................    2,383,478    2,406,896

Comprehensive income ............................................   $  480,095   $  460,421

See Notes to Consolidated Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           Nine Months Ended March 31

                                                                   Nine Months Ended March 31,
                                                                        2000          1999
                                                                   ---------------------------
Interest income:
     Interest and fees on loans .................................   $13,353,768   $11,508,963
     Interest and dividends on securities .......................     2,512,028     1,617,493
     Interest on federal funds sold .............................     1,257,820     1,044,093
     Other interest .............................................       564,791       513,181
                                                                    -------------------------
          Total interest income .................................    17,688,407    14,683,730
                                                                    -------------------------

Interest expense:
      Interest on deposits ......................................     7,420,361     6,674,433
      Interest on company obligated manditorily
           redeemable preferred securities ......................       831,949             0
      Interest on short-term and other borrowings ...............     1,479,760     1,410,911
                                                                    -------------------------
          Total interest expense ................................     9,732,070     8,085,344
                                                                    -------------------------

          Net interest income ...................................     7,956,337     6,598,386

 Provision for loan losses ......................................       657,100       644,400
                                                                    -------------------------
          Net interest income after provision for loan losses ...     7,299,237     5,953,986
                                                                    -------------------------
Noninterest income:
     Merchant credit card fees, net of processing costs .........     1,836,006       780,668
     Trust department fees ......................................     1,387,965     1,114,540
     Deposit service fees .......................................       444,018       305,551
     Gains on sales of loans, net ...............................       299,967       830,113
     Investment securities gains, net ...........................        14,970         1,614
     Amortization of deferred income resulting from restructuring
          of merchant broker agreement ..........................             0       549,000
     Other ......................................................       637,355       376,588
                                                                    -------------------------
          Total noninterest income ..............................     4,620,281     3,958,074
                                                                    -------------------------
Noninterest expenses:
     Salaries and employee benefits .............................     5,019,151     4,325,693
     Professional and data processing fees ......................       655,487       427,061
     Advertising and marketing ..................................       304,013       266,677
     Occupancy and equipment expense ............................     1,177,320     1,064,869
     Stationery and supplies ....................................       243,895       198,884
     Provision for merchant credit card losses ..................        35,243         5,625
     Postage and telephone ......................................       265,589       224,145
     Other ......................................................       760,793       638,228
                                                                    -------------------------
          Total noninterest expenses ............................     8,461,491     7,151,182
                                                                    -------------------------

          Income before income taxes ............................     3,458,027     2,760,878
Federal and state income taxes ..................................     1,322,785     1,088,654
                                                                    -------------------------
          Net income ............................................   $ 2,135,242   $ 1,672,224
                                                                    =========================
Earnings per common share:
          Basic .................................................   $      0.92   $      0.73
          Diluted ...............................................   $      0.90   $      0.69
          Weighted average common shares outstanding ............     2,311,313     2,286,863
          Weighted average common and common equivalent
                shares outstanding ..............................     2,377,011     2,406,896

Comprehensive income ............................................   $ 1,456,643   $ 1,778,221

See Notes to Consolidated Financial Statements.

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           Nine Months Ended March 31

                                                                                 Nine Months Ended March 31,
                                                                                     2000           1999
                                                                                ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income .........................................................   $ 2,135,242    $ 1,672,224
          Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
            Depreciation .....................................................       466,799        463,521
            Provision for loan losses ........................................       657,100        644,400
            Provision for merchant credit card losses ........................        35,243          5,625
            Amortization of premiums on securities, net ......................        48,781         19,354
            Investment securities gains, net .................................       (14,970)        (1,614)
            Loans originated for sale ........................................   (27,046,565)   (68,986,640)
            Proceeds on sales of loans .......................................    28,104,418     71,954,396
            Net gains on sales of loans ......................................      (299,967)      (830,113)
            Amortization of deferred income resulting from restructuring
                 of merchant broker agreement ................................             0       (549,000)
            Increase in accrued interest receivable ..........................      (581,474)      (283,852)
            Increase in other assets .........................................      (543,417)      (637,327)
           Decrease in other liabilities .....................................    (4,677,640)    (1,285,318)
                                                                                ---------------------------
               Net cash provided by (used in) operating activities ...........  $ (1,716,450)  $  2,185,656
                                                                                ---------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
          Net (increase) decrease in federal funds sold ......................     4,780,000     (6,420,000)
          Net increase in certificates of deposits at financial institutions .      (166,810)    (4,103,631)
          Purchase of securities available for sale ..........................   (17,314,898)   (27,114,462)
          Purchase of securities held to maturity ............................       (50,000)             0
          Proceeds from calls and maturities of securities ...................     5,200,000     12,350,000
          Proceeds from paydowns on securities ...............................     1,133,620      1,340,345
          Proceeds from sales of securities available for sale ...............        43,413        276,032
          Net loans originated ...............................................   (21,214,193)   (31,131,407)
          Purchase of premises and equipment, net ............................      (521,664)      (215,306)
                                                                                ---------------------------
               Net cash used in investing activities .........................  $ (28,110,532) $(55,018,429)
                                                                                ---------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in deposit accounts ...................................    29,464,887     41,740,535
          Net increase in short-term borrowings ..............................     6,112,282      5,467,668
          Proceeds from Federal Home Loan Bank advances ......................     2,500,000      1,480,000
          Payments on Federal Home Loan Bank advances ........................    (7,091,724)      (263,460)
          Net increase in other borrowings ...................................             0      1,000,000
          Proceeds from issuance of common stock, net ........................       136,891        221,915
                                                                                ---------------------------
               Net cash provided by financing activities .....................  $ 31,122,336   $ 49,646,658
                                                                                ---------------------------


               Net increase (decrease) in cash and due from banks ............     1,295,354     (3,186,115)
Cash and due from banks, beginning ...........................................     8,528,195     11,640,813
                                                                                ---------------------------
Cash and due from banks, ending ..............................................  $  9,823,549   $  8,454,698
                                                                                ===========================
Supplemental disclosure of cash flow information, cash payments for:
          Interest ...........................................................  $  9,636,007   $  8,031,509

          Income/franchise taxes .............................................  $  1,551,321   $  1,234,378

Supplemental schedule of noncash investing activities:
          Change in accumulated other comprehensive income (loss),
               unrealized gain (loss) on securities available for sale, net ..  $   (678,599)  $    105,997

          Investment securities transferred from held to maturity portfolio to
            available for sale portfolio, at fair value ......................  $          0   $  1,030,743

See Notes to Consolidated Financial Statements

Part I
Item 1

                            QUAD CITY HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

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

NOTE 3 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                   Three months ended       Nine months ended
                                       March 31,                March 31,
                                  --------------------   -----------------------
                                     2000       1999        2000         1999
                                  --------------------   -----------------------
Net income, basic and diluted
  earnings ...................     $759,674   $613,947   $2,135,242   $1,672,224
                                  ==============================================

Weighted average common shares
  outstanding ................    2,324,004  2,286,863    2,311,313    2,286,863
Weighted average common shares
  issuable upon exercise of
  stock options and warrants .       59,474    120,033        65,698     120,033
                                  ----------------------------------------------
Weighted average common and
  common equivalent shares
  outstanding ................    2,383,478  2,406,896     2,377,011   2,406,896
                                  ==============================================

NOTE 4 - BUSINESS SEGMENT INFORMATION

Selected financial information on the Company's business segments is presented as follows for the three and nine months ended March 31, 2000 and 1999, respectively.

                                                       Three months ended             Nine months ended
                                                           March 31,                        March 31,
                                                  ----------------------------    ----------------------------
                                                        2000           1999           2000            1999
                                                  ----------------------------    ----------------------------
Revenue:
     Quad City Holdings, Inc. .................   $     70,171    $     11,166    $    158,385    $     39,482
     Quad City Bank and Trust Company .........      6,293,625       5,395,547      18,813,070      16,149,114
     Quad City Bancard, Inc. ..................        687,897         551,383       1,949,268       1,338,668
     Trust Department, Quad City Bank
       and Trust Company ......................        525,235         427,848       1,387,965       1,114,540
                                                  ----------------------------    ----------------------------
          Total revenue .......................   $  7,576,928    $  6,385,944    $ 22,308,688    $ 18,641,804
                                                  ============================    ============================
Net income:
     Quad City Holdings, Inc. .................   $   (210,583)   $    (98,667)   $   (631,459)   $   (195,866)
     Quad City Bank and Trust Company .........        634,013         446,700       1,902,374       1,286,360
     Quad City Bancard, Inc. ..................        198,203         171,192         530,010         343,542
     Trust Department, Quad City Bank
       and Trust Company ......................        138,041          94,722         334,317         238,188
                                                  ----------------------------    ----------------------------
          Total net income ....................   $    759,674    $    613,947    $  2,135,242    $  1,672,224
                                                  ============================    ============================

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

         Quad City Bancard, Inc. ("Bancard") provides merchant credit card processing services. Bancard has contracted with independent sales organizations ("ISOs") that market credit card services to merchants throughout the country. The Company's primary ISO contract expires in May 2000. On March 29, 1999, Bancard formed its own subsidiary ISO, Allied Merchant Services, Inc., which will seek to generate additional credit card processing business. At March 31, 2000, approximately 18,500 merchants were processing transactions with Bancard.

         The Company has a fiscal year end of June 30.

FINANCIAL CONDITION

         Total assets of the Company increased by $28.0 million or 9% to $349.3 million at March 31, 2000 from $321.3 million at June 30, 1999. The growth primarily resulted from an increase in the loan portfolio funded by deposits received from customers and from short-term borrowings. It should be noted that the percentage growth rates declined over the past few quarters as the Company's total asset base increased.

         Cash and due from banks increased by $1.3 million or 15% to $9.8 million at March 31, 2000 from $8.5 million at June 30, 1999. Cash and due from banks represented both cash maintained at the Bank, as well as funds that the Bank and the Company had deposited in other banks in the form of demand deposits.

         Federal funds sold are inter-bank funds with daily liquidity. At March 31, 2000, the Bank had $34.3 million invested in such funds. This amount decreased by $4.8 million or 12% from $39.1 million at June 30, 1999.

         Certificates of deposit at financial institutions increased by $167 thousand or 1% to $12.7 million at March 31, 2000 from $12.5 million at June 30, 1999. During the first nine months of fiscal 2000, the Bank's certificate of deposit portfolio had seventeen maturities totaling $1.5 million and sixteen purchases which totaled $1.7 million.

      Securities increased by $9.9 million or 19% to $61.6 million at March 31, 2000 from $51.7 million at June 30, 1999. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $1.1 million were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $49 thousand. Maturities, calls and sales of securities occurred in the amount of $5.3 million. Unrealized losses on securities available for sale, before applicable income tax, increased by the amount of $1.0 million. These portfolio decreases were offset by the purchase of additional securities in the amount of $17.3 million, classified as available for sale and $50 thousand, classified as held to maturity.

         Loans receivable increased by $20.2 million or 10% to $218.2 million at March 31, 2000 from $198.0 million at June 30, 1999. The increase was the result of the origination or purchase of $145.6 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $250 thousand, and loan repayments or sales of loans of $125.1 million. The majority of residential real estate loans originated by the Bank were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans.

         The allowance for estimated losses on loans was $3.3 million at March 31, 2000 compared to $2.9 million at June 30, 1999, an increase of $407 thousand or 14%. The adequacy of the allowance for estimated losses on loans was determined by management based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and other factors that, in management's judgement, deserved evaluation in estimating loan losses. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the Board of Directors. Provisions were made monthly to ensure that an adequate level was maintained. Although management believes that the allowance for estimated losses on loans at March 31, 2000 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts.

      Net charge-offs for the nine months ended March 31, were $250 thousand in 2000 and $290 thousand in 1999. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio. The allowance for estimated losses on loans as a percentage of total loans was 1.51% at March 31, 2000 and 1.46% at June 30, 1999.

         Nonaccrual loans were $1.2 million at March 31, 2000 compared to $1.3 million at June 30, 1999, a decrease of $72 thousand or 6%. The decrease in nonaccrual loans was comprised of an increase in real estate loans of $65 thousand offset by decreases in commercial loans of $17 thousand and in consumer loans of $120 thousand. Nonaccrual loans consisted primarily of loans that were well collateralized and were not expected to result in material losses.

         Premises and equipment showed a slight increase of $55 thousand or less than 1% to remain at $7.6 million at March 31, 2000. The increase resulted from the purchase of additional furniture, fixtures and equipment of $522 thousand during the period offset by depreciation expense of $467 thousand.

         Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $581 thousand or 29% to $2.6 million at March 31, 2000 from $2.0 million at June 30, 1999. The increase was primarily due to greater average outstanding balances in interest-bearing assets.

         Other assets increased by $961 thousand or 20% to $5.8 million at March 31, 2000 from $4.8 million at June 30, 1999. The largest component of the increase was a rise in accrued trust department fees of $394 thousand. Other assets also included miscellaneous receivables and prepaid expenses.

      Deposits increased by $29.4 million or 12% to $277.4 million at March 31, 2000 from $248.0 million at June 30, 1999. The increase resulted from a $10.2 million net increase in non-interest bearing, NOW, money market and other savings accounts and a $19.2 million net increase in interest-bearing certificates of deposit. The increase in certificates of deposit was the product of a more aggressive pricing program. Also, management believes the increases were, in part, a continuation of the reaction by customers to the large number of acquisitions and mergers of local banks by transferring their financial business to community banks that can offer more personalized service.

      Short-term borrowings increased $6.1 million or 63% from $9.7 million at June 30, 1999 to $15.8 million at March 31, 2000. The Bank offers short-term repurchase agreements to some of its major customers. Also, on occasion, the Bank purchases Federal funds for the short-term from some of its correspondent banks. As of March 31, 2000, short-term borrowings were comprised entirely of customer repurchase agreements. As of June 30, 1999, short-term borrowings represented $9.5 million in customer repurchase agreements and Federal funds purchased from correspondent banks of $140 thousand.

      Federal Home Loan Bank advances decreased by $4.6 million or 19% to $20.0 million at March 31, 2000 from $24.6 million at June 30, 1999. As a result of its membership in the FHLB of Des Moines, the Bank has the ability to borrow funds for short or long-term purposes under a variety of programs. The Bank primarily utilizes FHLB advances for loan matching and for hedging against the possibility of rising interest rates.

         In June 1999, the Company issued 1,200,000 shares of trust preferred securities through a newly formed subsidiary, Quad City Holdings Capital Trust
I. On the Company's balance sheet these securities are included with liabilities and are presented as "company obligated manditorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures", and were $12.0 million at both March 31, 2000 and June 30, 1999. Part I Item 2

         Other liabilities decreased by $4.6 million or 54% to $4.0 million at March 31, 2000 from $8.6 million at June 30, 1999. Other liabilities was comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At June 30, 1999, other liabilities included $3.8 million of security purchase commitments, all of which settled in July 1999.

      Common stock at March 31, 2000 increased by $29 thousand or 1% to remain unchanged at $2.3 million from June 30, 1999. The increase was the result of several exercises of stock options and warrants resulting in the issuance of 29,165 additional shares of common stock.

      Additional paid-in capital totaled $12.1 million at March 31, 2000 and $12.0 million at June 30, 1999. An increase of $177 thousand, or 1%, resulted from $108 thousand in proceeds received in excess of the $1.00 per share par value for 29,165 shares of common stock issued as the result of the exercise of stock options and warrants and the recognition of a $69 thousand tax benefit.

         Retained earnings increased by $2.1 million or 47% to $6.7 million at March 31, 2000 from $4.6 million at June 30, 1999. The increase reflected net income for the nine-month period.

      Unrealized losses on securities available for sale, net of related income taxes, totaled $1.0 million at March 31, 2000 as compared to $332 thousand at June 30, 1999. The increase in losses of $679 thousand was attributable to the decrease during the period in fair value of the securities identified as available for sale primarily due to rising interest rates.

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

         One method used to quantify interest rate risk is the net portfolio value ("NPV") analysis. This analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The most recent NPV analysis projects that net portfolio value would decrease by approximately 13.09% if interest rates would rise 200 basis points over the next year. It projects an increase in net portfolio value of approximately 5.21% if interest rates would drop 200 basis points. Both simulations are within board-established policy limits.

RESULTS OF OPERATIONS

OVERVIEW

         Net income for the nine-month period ended March 31, 2000 was $2.1 million as compared to net income of $1.7 million for the same period in 1999, an increase of $463 thousand or 28%. Basic earnings per share for the first nine months increased to $0.92 from $0.73 in 1999. The increase in net income was comprised of an increase of $1.3 million in net interest income after provision for loan losses and an increase in noninterest income of $662 thousand offset by increases in noninterest expense of $1.3 million and income tax expense of $234 thousand.

      The Company's net income is derived primarily from net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on borrowings and customer deposits. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to the net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. Net interest margin for the nine months ended March 31, 2000 was 3.38% compared to 3.47% for the nine months ended March 31, 1999.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         Interest income increased by $1.0 million from $4.9 million for the three-month period ended March 31, 1999 to $5.9 million for the quarter ended March 31, 2000. The 20% rise in interest income was attributable to both greater average, outstanding balances in interest earning assets and higher interest rates, principally with respect to both loans receivable and securities.

         Interest expense increased by $626 thousand from $2.7 million for the three-month period ended March 31, 1999 to $3.3 million for the three-month period ended March 31, 2000. The 23% increase in interest expense was primarily caused by greater average, outstanding balances in interest-bearing liabilities, principally with respect to customer deposits in the subsidiary bank.

      At both March 31, 2000 and June 30, 1999, the Company had an allowance for estimated losses on loans of approximately 1.5% of total loans. The provision for loan losses decreased by $132 thousand from $218 thousand for the three month period ended March 31, 1999 to $86 thousand for the three month period ended March 31, 2000. During the second quarter of fiscal 2000, management made an increased provision for loan losses based on the economic outlook of the agricultural manufacturing sector and the possible consequences it could bring to significant commercial lending customers. Based in part on the improvement of the economic situations of a number of these same commercial lending customers during the third quarter, management determined that a lower provision for the quarter was appropriate. Commercial and real estate loans had no charge-offs or recoveries for the three months ending March 31, 2000. Consumer loan charge-offs and recoveries totaled $158 thousand and $34 thousand, respectively, for the same three month period. Indirect auto loans accounted for a majority of the consumer loan charge-offs. Because asset quality is a priority for the Company and its subsidiaries, management has made the decision to downscale indirect auto loan activity based on charge-off history. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality.

         Noninterest income increased by $187 thousand from $1.4 million for the three-month period ended March 31, 1999 to $1.6 million for the three-month period ended March 31, 2000. Noninterest income at both March 31, 2000 and 1999 consisted of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The 13% increase was primarily due to an increased volume of fees earned by the merchant credit card operation of Bancard and by the trust department of the Bank offset by a reduction in gains on sales of loans.

         In June 1998, the Company recognized $2.2 million of gross income resulting from the amendment of the merchant broker agreement with Bancard's current, major independent sales organization (ISO). The term of the amended agreement is for a minimum of one year and replaced a prior agreement that was to expire in the year 2002. In consideration for the reduction in term from four years to one year, the Company received total compensation of $2.9 million, of which $732 thousand was deferred and recognized in income during fiscal 1999. The agreement was subsequently extended and is currently scheduled to terminate in May 2000. In the prior agreement, Bancard and the ISO had shared both the merchant servicing fees and related merchant credit risk. With the amended agreement, Bancard receives a fixed, monthly fee of $25 thousand for servicing the current merchants and is released of the responsibility for any merchant credit risk. The new agreement exchanges a substantial reduction in merchant servicing income for a like reduction in the related merchant credit risk. In an effort to offset the reduced merchant servicing income, Bancard has established other ISO relationships and has begun processing for additional ISOs. Also, Bancard formed its own subsidiary ISO, Allied Merchant Services, Inc., which will seek to generate additional credit card processing business.

      As anticipated, in November 1999 Bancard's largest ISO notified Bancard that it intends to terminate its processing relationship with Bancard in May 2000 and process its own transactions. This ISO accounted for approximately two thirds of the dollar volume processed by Bancard during the third quarter. Net earnings from this ISO during the quarter represented approximately 15% of current consolidated net after tax earnings. Efforts are in process to create additional volume with other ISOs, but will take some time to develop.

      During the three months ended March 31, 2000, merchant credit card fees, net of processing costs, increased by $283 thousand to $653 thousand from $370 thousand for the three months ended March 31, 1999. The 77% increase was the result of merchant servicing fees obtained through new ISO relationships established by Bancard, in combination with increased business with existing ISOs. Also, as a result of the amended merchant broker agreement, the Company earned $75 thousand of merchant servicing fees for the three months ended March 31, 2000 and 1999.

         For the quarter ended March 31, 2000, trust department fees increased $97 thousand, or 23%, to $525 thousand from $428 thousand for the same quarter in 1999. The increase was primarily a reflection of the development of additional trust relationships and a revision of the trust fee structure effective January 1, 2000.

         Gains on sales of loans, net was $71 thousand for the three months ended March 31, 2000, which reflected a decrease of 68%, or $151 thousand, from $222 thousand for the three months ended March 31, 1999. The decrease resulted from smaller numbers of both home refinances and home purchases, and the subsequent sale of the majority of these loans into the secondary market. Increases in interest rates over the past several months have depressed the activity in this area.

      The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both quarters. Noninterest expenses for the three months ended March 31, 2000 were $3.0 million as compared to $2.5 million for the same period in 1999, or an increase of $487 thousand or 20%.

      The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2000 and 1999.

                                                            Noninterest Expenses

                                                             Three months ended
                                                                  March 31,
                                                          -----------------------
                                                             2000         1999      % change
                                                          ----------------------------------
Salaries and employee benefits ........................   $1,806,069   $1,508,891     19.7%
Professional and data processing fees .................      230,558      147,581     56.2%
Advertising and marketing .............................      116,991       84,321     38.7%
Occupancy and equipment expense .......................      376,142      351,045      7.1%
Stationery and supplies ...............................       82,649       60,084     37.6%
Provision for merchant credit card losses .............        5,743        4,200     36.7%
Postage and telephone .................................       83,811       82,572      1.5%
Other .................................................      258,098      234,283     10.2%
                                                          -----------------------
                             Total noninterest expenses   $2,960,061   $2,472,977     19.7%
                                                          =======================

      Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the quarter ended March 31, 2000, total salaries and benefits increased to $1.8 million or $297 thousand over the 1999 quarter total of $1.5 million. The change was primarily attributable to the increased number of Bank and Bancard employees during the 2000 quarter versus the 1999 quarter and increased incentive compensation to Bancard officers and trust employees proportionate to the large volume of fees earned. Professional and data processing fees increased from $148 thousand for the three months ended March 31, 1999 to $231 thousand for the same three month period in 2000. The $83 thousand increase was partially the result of increased charges from the Bank's data processing provider for increased account and transaction volumes. The increase also occurred, in part, as the result of fees to outside consultants related to outsourcing compliance and internal audit functions. Advertising and marketing increased 39% or $33 thousand for the quarter. The increase was partially the result of the development of the Bank's future website and the development of new advertising materials for the Bank's real estate and commercial lending areas. The increase was also the result of business development expenses incurred in support of various area events, such as the John Deere Classic. Occupancy and equipment expense increased $25 thousand or 7% for the quarter. The increase was due to increased levels of depreciation, maintenance, utilities and other expenses related to the upkeep of the four physical locations.

         The provision for income taxes was $472 thousand for the three-month period ended March 31, 2000 compared to $407 thousand for the three-month period ended March 31, 1999 for an increase of $65 thousand or 16%. The increase was the result of an increase in income before income taxes of $211 thousand or 21% for the 2000 quarter when compared to the 1999 quarter.

         The Year 2000 posed a unique set of challenges to industries reliant on information technology, financial institutions in particular. Since 1997, the Company has been addressing issues related to the Year 2000 and their potential to adversely affect both the Company's operations and ability to provide prompt, reliable customer service. The estimated total cost of the Year 2000 project was $175 thousand. This included costs to upgrade equipment specifically for the purpose of Year 2000 compliance and various administrative expenditures. The Company's cumulative cost for the Year 2000 project through the first nine months of fiscal 2000 was $147 thousand. For the quarter ended March 31, 2000, Year 2000 expenses were down $6 thousand, or 54%, to $5 thousand from $11 thousand during the same period in 1999. Additional Year 2000 expense is expected to be minimal.

         The considerable time and effort expended by the Company's Year 2000 committee resulted in an uneventful turn of the millenium with respect to the Company. The Company's operations and those of its subsidiaries experienced no disruption of services to customers. The efforts of the Year 2000 committee also prompted the review and updating of the Company's disaster recovery plan. The Company now stands better prepared to handle various natural and technical disasters that could threaten the Company's operations. Throughout 2000, the Company will remain aware of dates defined by the FDIC as "critical", such as 10/10/2000, and will address any related issues.

NINE MONTHS ENDED MARCH 31, 2000 AND 1999

         Interest income increased by $3.0 million from $14.7 million for the nine-month period ended March 31, 1999 to $17.7 million for the nine months ended March 31, 2000. The 20% rise in interest income was basically attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable.

         Interest expense increased by $1.6 million from $8.1 million for the nine-month period ended March 31, 1999 to $9.7 million for the nine-month period ended March 31, 2000. The 20% increase in interest expense was primarily caused by greater average, outstanding balances in interest-bearing liabilities, largely with respect to the preferred securities of the subsidiary trust.

      At both March 31, 2000 and June 30, 1999, the Company had an allowance for estimated losses on loans of approximately 1.5% of total loans. The provision for loan losses increased by $13 thousand from $644 thousand for the nine-month period ended March 31, 1999 to $657 thousand for the nine-month period ended March 31, 2000. During the second quarter of fiscal 2000, management made an increased provision for loan losses based on the economic outlook of the agricultural manufacturing sector and the possible consequences it could bring to significant commercial lending customers. Based in part on the improvement of the economic situations of a number of these same commercial lending customers during the third quarter, management determined that a lower provision for the quarter was appropriate. Commercial and real estate loans combined for total charge-offs of $50 thousand and $1 thousand of recoveries for the nine months ending March 31, 2000. Consumer loan charge-offs and recoveries totaled $283 thousand and $82 thousand, respectively, for the same nine-month period. Indirect auto loans accounted for a majority of the consumer loan charge-offs. Because asset quality is a priority for the Company and its subsidiaries, management has made the decision to downscale indirect auto loan activity based on charge-off history. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality.

         Noninterest income increased by $662 thousand from $3.9 million for the nine-month period ended March 31, 1999 to $4.6 million for the nine-month period ended March 31, 2000. Noninterest income at March 31, 2000 and 1999 consisted of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The 17% increase was primarily due to an increased volume of fees earned by the merchant credit card operation of Bancard and by the trust department of the Bank offset by a reduction in gains on sales of loans.

         During the nine months ended March 31, 2000, merchant credit card fees, net of processing costs, increased by $1.0 million to $1.8 million from $781 thousand for the nine months ended March 31, 1999. The 135% increase was the result of merchant servicing fees obtained through new ISO relationships established by Bancard, in combination with increased business with existing ISOs. Also as a result of the amended merchant broker agreement, the Company earned $225 thousand of merchant servicing fees for the nine months ended March 31, 2000.

      As anticipated, in November 1999 Bancard's largest ISO notified Bancard that it intends to terminate its processing relationship with Bancard in May 2000 and process its own transactions. During the nine-month period ended March 31, 2000, this ISO accounted for approximately three fourths of the dollar volume processed by Bancard. Net earnings from this ISO represented approximately 15% of consolidated net after tax earnings for the nine-month period. Efforts are in process to create additional volume with other ISOs, but will take some time to develop.

      For the nine months ended March 31, 2000, trust department fees increased $273 thousand, or 25%, to $1.4 million from $1.1 million for the same period in 1999. The increase was a reflection of the development of additional trust relationships and a revision of the trust fee structure effective January 1, 2000.

      Gains on sales of loans, net was $300 thousand for the nine months ended March 31, 2000, which reflected a decrease of 64%, or $530 thousand, from $830 thousand for the nine months ended March 31, 1999. The decrease resulted from smaller numbers of both home refinances and home purchases, and the subsequent sale of the majority of these loans into the secondary market. Increases in interest rates over the past several months have depressed the activity in this area.

      The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both periods. Noninterest expenses for the nine months ended March 31, 2000 were $8.5 million as compared to $7.2 million for the same period in 1999, or an increase of $1.3 million or 18%.

      The following table sets forth the various categories of noninterest expenses for the nine months ended March 31, 2000 and 1999.

                              Noninterest Expenses

                                                                   Nine months ended
                                                                        March 31,
                                                          ------------------------------------
                                                              2000        1999       % Change
                                                          ------------------------------------
Salaries and employee benefits ........................   $5,019,151   $4,325,693      16.0%
Professional and data processing fees .................      655,487      427,061      53.5%
Advertising and marketing .............................      304,013      266,677      14.0%
Occupancy and equipment expense .......................    1,177,320    1,064,869      10.6%
Stationery and supplies ...............................      243,895      198,884      22.6%
Provision for merchant credit card losses .............       35,243        5,625     526.5%
Postage and telephone .................................      265,589      224,145      18.5%
Other .................................................      760,793      638,228      19.2%
                                                          -----------------------
                             Total noninterest expenses   $8,461,491    7,151,182      18.3%
                                                          =======================

      Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the nine months ended March 31, 2000, total salaries and benefits increased to $5.0 million or $693 thousand over the 1999 nine-month total of $4.3 million. The change was primarily attributable to the increased number of Bank and Bancard employees during the 2000 period versus the 1999 period and increased incentive compensation to Bancard officers and trust employees proportionate to the large volume of fees earned. Professional and data processing fees increased from $427 thousand for the nine months ended March 31, 1999 to $655 thousand for the same nine-month period in 2000. The $228 thousand increase was partially the result of increased charges from the Bank's data processing provider for increased account and transaction volumes. The increase also occurred, in part, as the result of fees to outside consultants relating to outsourcing compliance and internal audit functions. Occupancy and equipment expense increased $112 thousand or 11% for the period. The increase was due to increased levels of depreciation, maintenance, utilities and other expenses related to the upkeep of the four physical locations. The provision for merchant credit card losses for the period increased $30 thousand, which reflected Bancard's increased merchant credit card activity resulting from several newly established ISO relationships and increased activity with its primary ISO. The 19% increase in other expenses was partially the result of a $32 thousand assessment levied by the state of Iowa due to the failure of Hartford-Carlisle Savings Bank of Carlisle, Iowa. Iowa banks and thrifts were required to cover approximately $8.5 million of uninsured deposits of local schools and governments held by the failed bank.

         The Company's cumulative cost for the Year 2000 project through the first nine months of fiscal 2000 was $147 thousand. For the nine months ended March 31, 2000, Year 2000 expenses were down $54 thousand, or 59%, to $37 thousand from $91 thousand during the same period in 1999. Additional Year 2000 expense is expected to be minimal.

         The provision for income taxes was $1.3 million for the nine-month period ended March 31, 2000 compared to $1.1 million for the nine-month period ended March 31, 1999 for an increase of $234 thousand or 22%. The increase was the result of an increase in income before income taxes of $697 thousand or 25% for the 2000 period when compared to the 1999 period.

LIQUIDITY

         Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash used in operating activities, consisting primarily of a reduction in liabilities, was $1.7 million for the nine months ended March 31, 2000 compared to $2.2 million net cash provided by operating activities in the same period in 1999. Net cash used in investing activities, consisting principally of loan and investment funding, was $28.1 million for the nine months ended March 31, 2000 and $55.0 million for the nine months ended March 31, 1999. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from short-term borrowings, for the nine months ended March 31, 2000 was $31.1 million and for same period in 1999 was $49.6 million.

OTHER DEVELOPMENTS

         On April 5, 2000, the Company announced that the board of directors approved a stock repurchase program enabling the Company to repurchase up to 60,000 shares of its common stock at a maximum price of $15 per share.

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

      Renovation of a third full service banking facility was completed in February 1998 at the historic Velie Plantation Mansion located near the intersection of 7th Street and John Deere Road in Moline, Illinois near the Rock Island/Moline border. An investor group owns the building and both the Bank and Bancard are major tenants. Bancard relocated its operations to the lower level of the 35,000 square foot building in December 1997. The Bank began its operations on the first floor of the building on February 17, 1998. The Bank is leasing the entire first floor of the building, and is subleasing approximately 3,500 square feet to a non-related entity for the first thirty-six months of the lease contract. Beginning May 1, 2000, the Company will lease approximately 1,600 square feet on the second floor. The space has been renovated and will serve as the administrative offices of the Company.

         In March 1999, the Bank acquired a 3,000 square foot office building adjacent to the Davenport facility at a cost of $225 thousand. Over several months, improvements were made to the Davenport annex, and in mid August the space became operational. The annex is currently being utilized for various operational and administrative functions.

         The Company is currently exploring the possibility of opening a fourth banking facility in the Quad City area in the future. Board approval has been obtained to pursue an additional location.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words, "believe," "expect," "intend,"
"anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

RECENT REGULATORY DEVELOPMENTS

         On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

         National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for financial holding companies (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise expressly permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national banks.

         Various bank regulatory agencies have begun issuing regulations as mandated by the Act. The Federal Reserve has issued an interim regulation establishing procedures for bank holding companies to elect to become financial holding companies. In addition, the Federal Reserve has issued interim regulations listing the financial activities permissible for financial holding companies and describing the parameters under which financial holding companies may engage in securities and merchant banking activities. The Federal Reserve has issued an interim regulation regarding the parameters under which state member banks may establish and maintain financial subsidiaries. In addition, all federal bank regulatory agencies have jointly issued a proposed regulation that would implement the privacy provisions of the Act. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish financial subsidiaries. The Company may, however, elect to file for treatment as a financial holding company in the future.

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


                                         QUAD CITY HOLDINGS, INC.
                                         (Registrant)






Date  May 12, 2000                       /s/ Michael A. Bauer
      ----------------------             ---------------------------------------
                                         Michael A. Bauer, Chairman




Date  May 12, 2000                      /s/ Douglas M. Hultquist
                                        ----------------------------------------
                                        Douglas M. Hultquist, President
                                          Principal Executive, Financial and
                                          Accounting Officer