Form 10-K
period 2000-06-30
QUAD CITY HOLDINGS INC
filed 2000-09-28
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

             3551 Seventh Street, Suite 204, Moline, Illinois 61265
             ------------------------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting common stock held by non-affiliates as of August 22, 2000 was approximately $29,500,000. As of August 22, 2000, the issuer had 2,274,070 shares of Common Stock outstanding.

                      Documents incorporated by reference:
           ----------------------------------------------------------
           Part III of Form 10-K - Proxy statement for annual meeting of stockholders to be held in 2000.

Part I

Item 1.  Business

         Quad City Holdings, Inc. ("Quad City") was formed in February 1993 under the laws of the state of Delaware for the purpose of becoming the bank holding company of Quad City Bank and Trust Company (the "Bank").

         The Bank was capitalized on October 13, 1993 and commenced operations on January 7, 1994. The Bank is organized as an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full service commercial and consumer banking, and trust and asset management services in the Quad City area through its three offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois. A fourth full service location is scheduled to open in Davenport in November 2000.

         Quad City Bancard, Inc. ("Bancard") was capitalized on April 3, 1995, as a Delaware corporation that provides merchant credit card processing services. This operation had previously been a division of the Bank since July 1994. Currently, approximately 10,000 merchants process transactions with Bancard.

         On  March  29,  1999,   Bancard  formed  its  own   independent   sales
organization ("ISO") subsidiary, Allied Merchant Services, Inc. ("Allied"), which generates credit card processing business. Bancard owns 100% of Allied.

         Quad City Holdings Capital Trust I ("Capital Trust") was formed in April 1999 and capitalized in June 1999 in connection with the public offering of $12 million of 9.2% trust preferred capital securities due June 30, 2029.

         Quad City owns 100% of the Bank and Bancard and 100% of the common securities of Capital Trust, and in addition to such ownership invests its capital in stocks of financial institutions and mutual funds, as well as participates in loans with the Bank.

         Quad City operates in a highly competitive environment in the Quad Cities area. Competitors include not only other commercial banks, credit unions, savings banks, savings and loan institutions and mutual funds, but also, insurance companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as Quad City. Many of these unregulated competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services. These competitive trends are likely to continue. Additionally, Quad City competes in a market with a number of much larger financial institutions with substantially greater resources and larger lending limits. The Board of Governors of the Federal Reserve System (the "Federal Reserve Board") regulates Quad City and its subsidiaries. In addition, the Bank is regulated by the Iowa Superintendent of Banking (the "Iowa Superintendent") and the Federal Deposit Insurance Corporation (the "FDIC").

         Quad City's principal business consists of attracting deposits from the public and investing those deposits in loans and securities. The deposits of the Bank are insured to the maximum amount allowable by the FDIC. Quad City's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits and borrowings. Its operating results are affected by merchant credit card fees, trust fees, deposit service charge fees, fees from the sales of residential real estate loans and other income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses and other administrative expenses. Quad City's operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

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

         Quad City, the Bank, Bancard and Allied have a June 30th fiscal year end and collectively employ 157 individuals. No one customer accounts for more than 10% of revenues, loans or deposits.

         See Appendix B for tables and schedules that show selected comparative statistical information required pursuant to the industry guides promulgated under the Securities Act of 1933 and 1934, relating to the business of Quad City.

Item 2.  Property

         The main office of the Bank is in a 6,700 square foot facility, which was completed in January 1994. In March 1994, the Bank acquired that facility, which is located at 2118 Middle Road in Bettendorf.

         Construction of a second full service banking facility was completed in July 1996 to provide for the convenience of customers and to expand its market territory. The Bank also owns its portion of that facility which is located at 4500 Brady Street in Davenport. The two-story building is in two segments that are separated by an atrium. The Bank owns the south half of the building, while the northern portion is owned by the developer. Each floor is 6,000 square feet. The Bank occupies its first floor and utilizes the basement for operational functions, item processing and storage. The entire second floor has been leased to two professional services firms; however, in the second fiscal quarter of 2001, approximately 4,500 square feet will become available. In addition, the residential real estate department of the Bank leases approximately 2,500 square feet on the first floor in the north half of the building.

         Renovation of a third full service banking facility was completed in February 1998 at the historic Velie Plantation Mansion, 3551 Seventh Street, located near the intersection of 7th Street and John Deere Road in Moline near the Rock Island/Moline border. The building is owned by a third party limited liability company and the Bank and Bancard are its major tenants. Quad City has purchased a 20% interest in the company that owns the building. Bancard relocated its operations to the lower level of the 30,000 square foot building in late 1997. The Bank began its operations and Quad City relocated its corporate headquarters to the first floor of the building in February 1998. In May 2000, Quad City relocated its corporate headquarters to the second floor and occupies approximately 2,000 square feet. The business office of a medical clinic is sub-leasing approximately 3,500 square feet on the first floor.

         In March 1999, the Bank acquired a 3,000 square foot office building adjacent to the Davenport. The office space is utilized for various operational and administrative functions.

         Construction of a fourth full service banking facility began in early summer of 2000 at 5515 Utica Ridge Road in Davenport, Iowa. Quad City will lease approximately 6,000 square feet on the first floor and 2,200 square feet on the lower level of the 24,000 square foot facility. The office is expected to open in November 2000.

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

Item 3.  Legal Proceedings

         Bancard is the holder of an account receivable in the approximate amount of $1,500,000 owing from PMT Services, Inc. ("PMT"). PMT is a subsidiary of Nova Corporation (trading symbol NIS on the New York Stock Exchange.) This receivable arises pursuant to Bancard's provision of electronic credit card sales authorization and settlement services to PMT pursuant to a written contract that includes PMT's obligation to indemnify Bancard for credit card chargeback losses arising from those services. PMT has failed to timely pay Bancard for monthly invoices, including service charges and substantial chargeback losses, for the period of May, 2000 through September, 2000. Bancard intends to vigorously pursue collection of this receivable. On September 25, 2000, PMT filed a lawsuit in federal court in Los Angeles, California, against Bancard and Quad City. This lawsuit alleges tortious acts and breaches of contract by Bancard, Quad City and others and seeks recovery from Bancard and Quad City of not less than $3,600,000 of alleged actual damages, plus punitive damages. Bancard and Quad City first received a copy of the complaint on September 27, 2000 and, accordingly, have not had an opportunity to fully evaluate the allegations contained in the complaint. However, based on a preliminary evaluation of the complaint, Bancard and Quad City believe the allegations to be without merit and intend to vigorously defend the suit.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to the stockholders of Quad City for a vote during the fourth quarter of the fiscal year ended June 30, 2000.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The common stock, par value $1.00 per share ("Common Stock") of Quad City is traded on The Nasdaq SmallCap Market under the symbol "QCHI". The stock began trading on October 6, 1993. As of June 30, 2000, there were 2,283,920 shares of Common Stock outstanding held by approximately 2,500 holders of record. The following table sets forth the high and low sales prices of the Common Stock, as reported by The Nasdaq SmallCap Market, for the periods indicated No cash dividends were declared during the periods indicated.

                                   Fiscal 2000          Fiscal 1999
                                   sales price          sales price
                               -------------------   -------------------
                                 High       Low        High        Low
                               -----------------------------------------
First quarter ..........       $ 20.000   $ 16.500   $ 21.750   $ 18.000
Second quarter .........         17.500     13.500     25.500     17.333
Third quarter ..........         15.250     10.250     23.500     19.125
Fourth quarter .........         17.000     11.125     20.500     16.125

         Quad City expects that all earnings will be retained to finance the growth of Quad City, the Bank and Bancard, and that no cash dividends will be paid in the near future. If and when dividends are declared, Quad City will likely be largely dependent upon dividends from the Bank and Bancard for funds to pay dividends on the common stock.

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

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                          Years Ended June 30,
                                          ----------------------------------------------------
                                            2000       1999        1998      1997       1996
                                          -----------------------------------------------------
                                                           (Dollars in thousands)
Statement of Income Data:
Interest income .......................   $ 24,079   $ 20,116   $ 15,077   $  9,706   $  6,529
Interest expense ......................     13,289     11,027      8,342      4,994      3,486
Net interest income ...................     10,790      9,089      6,735      4,712      3,043
Provision for loan losses .............      1,052        892        902        844        500
Noninterest income (1) ................      6,154      5,561      6,148      2,807      1,716
Noninterest expenses ..................     11,467      9,679      7,910      5,291      3,576
Pre-tax net income ....................      4,425      4,079      4,071      1,384        683
Income tax expense ....................      1,680      1,614      1,678        165       --
Net income ............................      2,745      2,465      2,393      1,219        683

Balance Sheet:

Total assets ..........................   $367,622   $321,346   $250,151   $168,379   $111,475
Securities ............................     56,129     50,258     33,276     29,589     32,831
Loans .................................    241,853    197,977    162,975    108,365     56,810
Allowance for estimated losses on loans      3,617      2,895      2,350      1,633        853
Deposits ..............................    288,067    247,966    197,384    135,960     92,918
Stockholders' equity:
     Common ...........................     20,071     18,473     16,602     13,613     11,669
     Preferred ........................       --         --        2,500      1,000       --

Key Ratios:

Return on average assets ..............     0.82 %     0.86 %     1.14 %     0.86 %     0.70 %
Return on average common equity .......    14.17      13.69      16.40       9.85       5.82
Net interest margin ...................     3.53       3.42       3.55       3.74       3.47
Efficiency ratio (2) ..................    67.68      66.07      61.40      70.37      75.14
Nonperforming assets to total assets ..     0.20       0.51       0.51       0.27       0.28
Allowance for estimated losses on loans
  to total loans ......................     1.50       1.46       1.44       1.51       1.50
Net charge-offs to average loans ......     0.16       0.26       0.13       0.08       0.27
Average common stockholders' equity
  to average assets ...................     5.77       6.26       6.97       8.73      12.10
Average stockholders' equity

  to average assets ...................     5.77       7.05       7.97       9.15      12.10
Earnings to fixed charges (3)
    Excluding interest on deposits ....     2.29 x     2.81 x     3.78 x     3.17 x     5.71 x
    Including interest on deposits ....     1.33       1.36       1.48       1.28       1.20


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

(3) Dividends were not payable on Quad City's Series A Preferred Stock, and all of the outstanding balance was redeemed in June 1999.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

         The following discussion provides additional information regarding our operations for the fiscal years ended June 30, 2000, 1999 and 1998, and financial condition for the fiscal years ended June 30, 2000 and 1999. This discussion should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

Overview

         Quad City was formed in February 1993 for the purpose of organizing the Bank. The Bank opened in January 1994 with $4.5 million in assets and grew to $367.6 million as of June 30, 2000. Management expects continued opportunities for growth, even though the rate of growth will probably be slower than that experienced to date.

         Quad City reported earnings of $2.7 million or $1.19 basic earnings per share for fiscal 2000 as compared to $2.5 million and $1.08 per share for fiscal 1999 and $2.4 million and $1.09 per share for fiscal 1998. The improvement in fiscal 2000 from fiscal 1999 was attributable to increased net interest income and increased volumes of business for the Bank, reduced by an increase in noninterest expenses. The improvement in fiscal 1999 from fiscal 1998 was attributable to increased net interest income and increased volumes of business for the Bank, reduced by a decrease in noninterest income. The decrease in noninterest income was primarily due to the one time gain in fiscal 1998 resulting from the restructuring of Bancard's merchant broker agreement.

         Quad City's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits and borrowings. Quad City's operating results are also affected by sources of noninterest income, including merchant credit card fees, trust fees, deposit service charge fees, fees from the sales of residential real estate loans and other income. Operating expenses of Quad City include employee compensation and benefits, occupancy and equipment expense and other administrative expenses. Quad City's operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. The majority of the Bank's loan portfolio is invested in commercial loans. Deposits from commercial customers represent a significant funding source as well.

         The Bank has added facilities and employees to accommodate both its historical growth and anticipated future growth. As such, overhead expenses have had a significant impact on earnings. This trend is likely to continue as the Bank's newest Davenport location is expected to open in November 2000. However, the primary challenge for the Bank currently, from a profitability standpoint, is to increase its net interest margin. Large commercial depositors and certificate of deposit customers create a relatively high cost of funds and this fact, along with a very competitive loan rate environment, have resulted in the Bank's interest margin being below its national peer group. Management is addressing this issue with alternative funding sources and pricing strategies.

         During 1994, the Bank began to develop internally a merchant credit card processing operation and in 1995 transferred this function to Bancard, a separate subsidiary of Quad City. Bancard initially had an arrangement to provide processing services exclusively to clients of a single ISO. This ISO was sold in 1998, and the purchaser requested a reduction in the term of the contract. Bancard agreed to amend the contract to reduce the term and accept a fixed monthly processing fee of $25,000 for merchants existing at the time the agreement was signed and a lower transaction fee for new merchants in exchange for a payment of $2.9 million, the ability to transact business with other ISOs and the assumption of the credit risk by the ISO. Approximately two thirds of the income from this settlement, or $2.2 million, was reported in fiscal 1998, with the remainder of $732,000 being recognized as an adjustment to the fixed processing fee during fiscal 1999. Bancard terminated its processing for this ISO in May 2000. During fiscal 2000, Bancard began processing for seven new ISOs. However, Bancard expects its merchant credit card fee income to remain below previous levels until such time as Bancard can develop relationships with additional ISOs, increase volumes with existing ISOs or Allied can generate processing business revenues comparable to those Bancard experienced prior to termination of processing for the initial ISO. Bancard's average dollar volume of transactions processed during fiscal 2000 was $90 million, and $58 million was attributable to the ISO that terminated its relationship. The average dollar volume of transactions processed during June and July 2000 was $69 million. This reduction in processing fees and cessation of the settlement income at Bancard is expected to adversely affect comparisons of consolidated net income in fiscal 2001 with fiscal 2000.

         During fiscal 1998, the Bank expanded its presence in the mortgage banking market by hiring several experienced loan originators and an experienced underwriter. The Bank originates mortgage loans on personal residences and sells the majority of these loans into the secondary market to avoid the interest rate risk associated with long-term fixed rate financing. The Bank realizes revenue from this mortgage banking activity from a combination of loan origination fees and gain on sale of the loans in the secondary market. During fiscal 2000, the Bank originated $36.8 million of real estate loans and sold $37.7 million of loans, which resulted in gains of $439,000. The increase in interest rates during that time caused a significant reduction in the Bank's mortgage origination volume. In fiscal 1999 and 1998, the Bank originated $85.0 million and $57.2 million of real estate loans and sold $87.8 million and $53.3 million of loans, which resulted in gains of $1.0 million and $713,000, respectively.

         Trust department income continues to be a significant contributor to noninterest income, growing from approximately $1.5 million in fiscal 1999 to $1.9 million in fiscal 2000. Income is generated primarily from fees charged based on assets under management for corporate and personal trusts and for custodial services. Assets under administration have grown from $506.8 at June 30, 1999 to $586.4 million at June 30, 2000. Growth in the current fiscal year resulted primarily from new trust relationships created during the year.

         Quad City's initial public offering during the fourth calendar quarter of 1993 raised approximately $14 million. In order to provide additional capital to support the growth of the Bank, Quad City formed a statutory business trust, which issued $12 million of capital securities to the public for cash on June 9, 1999.

Results of Operations

Fiscal 2000 compared with fiscal 1999

         Overview. Net income for fiscal 2000 was $2.7 million as compared to net income of $2.5 million for the same period in 1999 for an increase of $281,000 or 11%. Basic earnings per share for fiscal 2000 were $1.19 as compared to $1.08 for fiscal 1999. The increase in net income was comprised of an increase in net interest income after provision for loan losses of $1.5 million and an increase in noninterest income of $594,000 reduced by an increase in noninterest expenses of $1.8 million. The increase in noninterest income occurred despite the fact that fiscal 1999 included $732,000 of revenue, which was related to a one-time gain recognized by Bancard. The recognition of this income ceased as of June 30, 1999.

         Interest income. Interest income increased by $4.0 million, from $20.1 million for fiscal 1999 to $24.1 million for fiscal 2000. The 20% rise in interest income was basically attributable to greater average outstanding balances in interest-earning assets, principally loans receivable, and higher interest rates.

         Interest expense. Interest expense increased by $2.3 million, from $11.0 million for fiscal 1999 to $13.3 million for fiscal 2000. The 20% increase in interest expense was primarily attributable to greater average outstanding balances in interest-bearing liabilities and higher interest rates.

         Provision for loan losses. The provision for loan losses is established based on factors such as the local and national economy and the risk associated with the loans in the portfolio. Quad City had an allowance for estimated losses on loans of approximately 1.50% of total loans at June 30, 2000 as compared to approximately 1.46% at June 30, 1999. The provision for loan losses increased by $160,000, from $892,000 for fiscal 1999 to $1,052,000 for fiscal 2000. For fiscal 2000, commercial and real estate loans combined for total charge-offs of $50,000 and total recoveries of less than $1,000. Consumer loan charge-offs and recoveries totaled $377,000 and $96,000, respectively, for fiscal 2000. Indirect auto loans accounted for a majority of the consumer loan charge-offs. Because asset quality is a priority for Quad City and its subsidiaries, management has made the decision to downscale indirect auto loan activity based on charge-off history. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality.

         Noninterest income. Noninterest income increased by $594,000, from $5.6 million for fiscal 1999 to $6.2 million for fiscal 2000. Noninterest income for fiscal 1999 consisted of the amortization of deferred income resulting from the restructuring of a merchant broker agreement, income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. Noninterest income for fiscal 2000 consisted of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The 11% increase was primarily due to an increase in merchant credit card fees, and increased trust fees received during the period, offset by the decrease in gains on sales of loans, net and the amortization of deferred income resulting from the restructuring of the merchant broker agreement.

         During fiscal 2000, merchant credit card fees, net of processing costs, increased by $1.0 million to $2.3 million, from $1.3 million for fiscal 1999. The increase was due to increased volumes of credit card transactions processed during fiscal 2000. As previously discussed, pursuant to the contract with its largest ISO, Bancard terminated processing for it in May 2000. Recently, VISA has enacted new capital standards that may restrict the amount of transaction volume that Bancard is allowed to process in the future. This may have resulted in reduced volumes even if the large ISO relationship had been retained. Given the volume restrictions imposed by VISA, Bancard will focus on processing transactions only for the most profitable ISO relationships.

         For fiscal 2000, trust department fees increased $364,000, or 24%, to approximately $1.9 million from $1.5 million for fiscal 1999. The increase was primarily a reflection of the development of additional trust relationships during the period.

         Gains on sales of loans, net, were $439,000 for fiscal 2000, which reflected a decrease of 58%, or $605,000, from $1.0 million for fiscal 1999. The decrease resulted from higher interest rates, which created fewer home refinances and first-time home purchases during the fiscal year.

         Noninterest expenses. The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees for both periods. Noninterest expenses for fiscal 2000 were $11.5 million as compared to $9.7 million for the same period in 1999, or an increase of $1.8 million or 18.48%.

         The following table sets forth the various categories of noninterest expenses for the years ended June 30, 2000 and 1999.

                                                     Years Ended June 30,
                                           -------------------------------------
                                               2000          1999       % Change
                                           -------------------------------------

Salaries and employee benefits .........   $ 6,878,213   $ 5,801,670      18.56%
Professional and data processing fees ..       860,216       598,457      43.74
Advertising and marketing ..............       410,106       359,571      14.05
Occupancy and equipment expense ........     1,580,911     1,453,040       8.80
Stationery and supplies ................       324,219       267,739      21.10
Postage and telephone ..................       361,623       298,208      21.27
Other ..................................     1,052,173       900,214      16.88
                                           -------------------------
       Total noninterest expenses ......   $11,467,461   $ 9,678,899      18.48%
                                           =========================

         Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For fiscal 2000, total salaries and benefits increased to $6.9 million or $1.1 million over the fiscal 1999 total of $5.8 million. The change was primarily attributable to the addition of new Bank employees during the period. Professional and data processing fees increased $262,000 or 44%. The increase was primarily attributable to an increase in core and ancillary data processing fees as a result of an increase in transaction volumes and number of customer accounts. Additionally, the Bank incurred new ongoing expenses related to loan collection software, cash management software and two new automated teller machines. Stationary and supplies expense increased $56,000 or 21% and postage and telephone expense increased $63,000 or 21%. The increases were the result of the overall increase in business volume of the Bank.

         Beginning in 1997, Quad City addressed issues related to the Year 2000 and their potential to adversely affect both Quad City's operations and ability to provide prompt, reliable customer service. The estimated total cost of the Year 2000 project was $175,000. This included costs to upgrade equipment specifically for the purpose of Year 2000 compliance and various administrative expenditures. Quad City's cost for the Year 2000 project for fiscal 2000 was $27,000, as compared to $122,000 for fiscal 1999.

         Income tax expense. The provision for income taxes was $1.7 million for fiscal 2000 compared to $1.6 million for fiscal 1999, an increase of $66,000 or 4%. The increase was attributable to greater net income generated in fiscal 2000 compared to fiscal 1999, partially offset by a reduction in the effective tax rate for fiscal 2000 of 38.0% versus 39.6% for fiscal 1999.

Fiscal 1999 compared with fiscal 1998

         Overview. Net income for fiscal 1999 was $2.5 million as compared to net income of $2.4 million for the same period in 1998 for a slight increase of $72,000 or 3%. Basic earnings per share for fiscal 1999 were $1.08 as compared to $1.09 for fiscal 1998. The increase in net income was comprised of an increase in net interest income after provision for loan losses of $2.4 million reduced by a decrease in noninterest income of $588,000 and an increase in noninterest expenses of $1.8 million. The decrease in noninterest income was primarily due to the one time gain in fiscal 1998 resulting from the restructuring of Bancard's merchant broker agreement.

         Interest income. Interest income increased by $5.0 million, from $15.1 million for fiscal 1998 to $20.1 million for fiscal 1999. The 33% rise in interest income was primarily attributable to greater average outstanding balances in interest-earning assets, principally loans receivable.

         Interest expense. Interest expense increased by $2.7 million, from $8.3 million for fiscal 1998 to $11.0 million for fiscal 1999. The 32% increase in interest expense was primarily attributable to greater average outstanding balances in interest-bearing liabilities.

         Provision for loan losses. The provision for loan losses is established based on factors such as the local and national economy and the risk associated with the loans in the portfolio. Quad City had an allowance for estimated losses on loans of approximately 1.46% of total loans at June 30, 1999 as compared to approximately 1.44% at June 30, 1998. The provision for loan losses decreased slightly by $10,000, from $902,000 for fiscal 1998 to $892,000 for fiscal 1999. The primary loan growth for fiscal 1999 was in the commercial loan portfolio, as opposed to the consumer loan portfolio, which has historically carried a greater degree of risk, allowing a decrease in the provision necessary for the period. For fiscal 1999, commercial and real estate loans combined for total charge-offs of $130,000 and total recoveries of $53,000. Consumer loan charge-offs and recoveries totaled $349,000 and $79,000, respectively, for fiscal 1999. Indirect auto loans accounted for a majority of the consumer loan charge-offs. Because asset quality is a priority for Quad City and its subsidiaries, management made the decision during fiscal 1999 to downscale indirect auto loan activity based on charge-off history. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality.

         Noninterest income. Noninterest income decreased by $588,000, from $6.1 million for fiscal 1998 to $5.6 million for fiscal 1999. Noninterest income for fiscal 1998 consisted of the gain on the restructuring of a merchant broker agreement, income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. Noninterest income for fiscal 1999 consisted of the amortization of deferred income resulting from the restructuring of a merchant broker agreement, income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The 10% decrease was primarily due to the one time gain in fiscal 1998 resulting from the restructuring of Bancard's merchant broker agreement offset by an increase in loan sales activity in the residential real estate department of the Bank, increased trust fees received during the period and the recognition of deferred income resulting from a gain on the restructuring of Bancard's merchant broker agreement.

         In June 1998, Quad City recognized $2.2 million of gross income as a result of the amendment of the merchant broker agreement with its major ISO. The amended agreement was for a minimum term of one year and revised a prior agreement that was to expire in the year 2002. In consideration for the reduction in term from four years to one year, Quad City received total compensation of $2.9 million, of which $732,000 was deferred and recognized in income during fiscal 1999. In the prior agreement, Quad City and the ISO had shared both merchant servicing fees and related merchant credit risk. The amended agreement exchanged a substantial reduction in merchant servicing income for a like reduction in the related merchant credit risk. With the amended agreement, Quad City receives a fixed, monthly fee of $25,000 for servicing the merchants and was relieved of responsibility for any merchant credit risk. The agreement terminated on May 1, 2000. In an effort to offset the reduced merchant servicing income, Quad City has been actively pursuing other ISO relationships and has begun processing for additional ISOs.

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

         Gain on sales of loans, net, was $1.0 million for fiscal 1999, which reflected an increase of 46%, or $331,000, from $713,000 for fiscal 1998. The increase resulted from lower interest rates, which created large numbers of both home refinances and first-time home purchases, and the subsequent sale of the majority of these loans into the secondary market.

         Noninterest expenses. The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees for both periods. Noninterest expenses for fiscal 1999 were $9.7 million as compared to $7.9 million for the same period in 1998, or an increase of $1.8 million.

         The following table sets forth the various categories of noninterest expenses for the years ended June 30, 1999 and 1998.

                                                    Years Ended June 30,
                                             -----------------------------------
                                                1999         1998       % Change
                                             -----------------------------------

Salaries and employee benefits ............  $5,801,670   $4,571,126      26.92%
Professional and data processing fees .....     598,457      504,344      18.66
Advertising and marketing .................     359,571      238,160      50.98
Occupancy and equipment expense ...........   1,453,040    1,045,349      39.00
Stationery and supplies ...................     267,739      219,523      21.96
Provision for merchant credit card losses .      21,777      105,910     (79.44)
Postage and telephone .....................     298,208      231,049      29.07
Other .....................................     878,437      994,354     (11.66)
                                             -----------------------
        Total noninterest expenses ........  $9,678,899   $7,909,815      22.37%
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

Financial Condition

         Total assets of Quad City increased by $46.3 million or 14% to $367.6 million at June 30, 2000 from $321.3 million at June 30, 1999. The growth primarily resulted from an increase in the loan portfolio funded by deposits received from customers and short-term borrowings.

         Cash and Cash Equivalent Assets. Cash and due from banks increased by $6.6 million or 77% to $15.1 million at June 30, 2000 from $8.5 million at June 30, 1999. Cash and due from banks represented both cash maintained at the Bank, as well as funds that the Bank and Quad City had deposited in other banks in the form of demand deposits.

         Federal funds sold are inter-bank funds with daily liquidity. Federal funds sold decreased by $13.0 million or 33% to $26.1 million at June 30, 2000 from $39.1 million at June 30, 1999. The decrease was attributable to Quad City's decreased liquidity needs at the end of the fiscal year. Quad City had made the decision in fiscal 1999 to increase its liquidity position in case Bank customers began to withdraw funds in anticipation of cash needs associated with the Year 2000.

         Certificates of deposit at financial institutions increased by $241,000 or 2% to $12.8 million at June 30, 2000 from $12.5 million at June 30,1999. Due to strong loan demand, the Bank has made the decision to limit its deposits in other banks in the form of certificates of deposit.

         Investments. Securities increased by $5.9 million or 12% to $56.1 million at June 30, 2000 from $50.2 million at June 30, 1999. The net increase was the result of a number of transactions in the securities portfolio. Quad City purchased additional securities, classified as available for sale, in the amount of $24.7 million and classified as held to maturity, in the amount of $50,000. This was offset by the following: paydowns of $1.4 million that were received on mortgage-backed securities, proceeds from the sales of securities available for sale of $5.2 million, proceeds from calls and maturities of $6.2 million, losses recognized on the sales of securities of $28,000, amortization of premiums, net of the accretion of discounts, of $63,000, and an increase in unrealized losses on securities available for sale, before applicable income tax, of $1.2 million

         Certain investment securities of the Bank are purchased with the intent to hold the securities until they mature. These held to maturity securities, comprised of municipal securities and other bonds, were recorded at amortized cost at June 30, 2000 and June 30, 1999. The balance at June 30, 2000 was $575,000, a decrease of $149,000 or 21%, from $724,000 at June 30, 1999. Market values  at June  30,  2000  and  June  30,  1999  were  $565,000  and  $727,000, respectively.

         All of Quad City's and a portion of the Bank's securities are placed in the available for sale category as the securities may be liquidated to provide cash for operating, investing or financing purposes. These securities were reported at fair value and increased by $6.1 million, or 12%, to $55.6 million at June 30, 2000, from $49.5 million at June 30, 1999. The amortized cost of such securities at June 30, 2000 and June 30, 1999 was $57.2 million and $50.0 million, respectively.

         Quad City does not use any financial instruments referred to as derivatives to manage interest rate risk and as of June 30, 2000 there existed no security in the investment portfolio (other than U.S. government and U.S. government agency securities) that exceeded 10% of stockholders' equity at that date.

         Loans. Loans receivable increased by $43.9 million or 22% to $241.9 million at June 30, 2000 from $198.0 million at June 30, 1999. The increase was the result of the origination or purchase of $240.5 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $330,000 and loan repayments or sales of loans of $196.3 million. The majority of residential real estate loans originated by the Bank were sold on the secondary market to avoid the interest rate risk associated with long-term fixed rate loans. As of June 30, 2000, the Bank's legal lending limit was $4.3 million.

         Allowance for Loan Losses. The allowance for estimated losses on loans was $3.6 million at June 30, 2000 compared to $2.9 million at June 30, 1999 for an increase of $722,000 or 25%. The adequacy of the allowance for estimated losses on loans was determined by management based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and other factors that, in management's judgment, deserved evaluation in estimating loan losses. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the Board of Directors.

         Net charge-offs for the years ended June 30, 2000 and 1999, were $330,000 and $346,000 respectively. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio. Provisions were made monthly to ensure that an adequate level was maintained. The allowance for estimated losses on loans as a percentage of total loans was 1.50 % at June 30, 2000 and 1.46% at June 30, 1999.

         Although management believes that the allowance for estimated losses on loans at June 30, 2000 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that Quad City will not be required to make additional provisions for loan losses in the future. Asset quality is a priority for Quad City and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality.

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

         Nonaccrual loans were $383,000 at June 30, 2000 compared to $1.3 million at June 30, 1999 for a decrease of $905,000 or 70%. The decrease in nonaccrual loans was comprised of decreases in commercial loans of $833,000 and consumer loans of $133,000 offset by an increase in real estate loans of $61,000. Nonaccrual loans at June 30, 2000 consisted primarily of loans that were well collateralized and were not expected to result in material losses.

         As of June 30, 2000 and 1999, past due loans of 30 days or more amounted to $3.3 million and $4.0 million, respectively. Past due loans as a percentage of gross loans receivable was 1.4% and 2.0% at June 30, 2000, and 1999, respectively.

         Other Assets. Premises and equipment increased by $162,000 or 2% to $7.7 million at June 30, 2000 from $7.6 million at June 30, 1999. The increase resulted from the purchase of additional furniture, fixtures and equipment offset by depreciation expense. Additional information regarding the composition of this account and related accumulated depreciation is described in footnote 5 to the consolidated financial statements.

         Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $627,000 or 31% to $2.6 million at June 30, 2000 from $2.0 million at June 30, 1999. The increase was primarily due to greater average outstanding balances in interest-bearing assets.

         Other assets increased by $2.6 million or 42% to $8.9 million at June 30, 2000 from $6.3 million at June 30, 1999. The increase consisted primarily of the purchase of life insurance contracts on two of Quad City's executives in the amount of $2.0 million, as well as an increase in accrued trust department fees, miscellaneous receivables and prepaid expenses associated with the growth of Quad City.

         Deposits. Deposits increased by $40.1 million or 16% to $288.1 million at June 30, 2000 from $248.0 million at June 30, 1999. The increase resulted from a $9.5 million net increase in noninterest-bearing, NOW, money market and other savings accounts and a $30.6 million net increase in certificates of deposit. The increase was a result of periodic aggressive pricing programs for deposits and increased marketing efforts.

         Short-term Borrowings. Short-term borrowings increased $11.1 million or 114% from $9.7 million as of June 30, 1999 to $20.8 million as of June 30, 2000. Short-term borrowings were comprised of customer repurchase agreements of $15.8 million and $9.6 million at June 30, 2000 and 1999, respectively, as well as federal funds purchased from correspondent banks of $5.0 million and $140,000 at June 30, 2000 and 1999, respectively.

         FHLB Advances and Other Borrowings. FHLB advances decreased slightly to $22.4 million as of June 30, 2000 from $24.6 million at June 30, 1999. As of June 30, 2000, the Bank held $1.2 million of FHLB stock. As a result of its membership in the FHLB of Des Moines, the Bank has the ability to borrow funds for short-term or long-term purposes under a variety of programs.

         In June 1999, Quad City issued 1,200,000 shares of trust preferred securities through its newly formed Capital Trust subsidiary. On Quad City's financial statements, these securities are listed as company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures and were $12,000,000 at both June 30, 2000 and 1999. Under current regulatory guidelines, these securities are considered to be Tier 1 capital, with certain limitations that are applicable to Quad City.

         Other liabilities decreased by $4.3 million or 50% to $4.3 million as of June 30, 2000 from $8.6 million as of June 30, 1999. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. The decrease was primarily attributable to $3.8 million due to a broker for the purchase of securities available for sale at June 30, 1999.

         Stockholders' Equity. Common stock of $2.3 million as of June 30, 2000 increased by $29,000 or 1%. Exercises of stock warrants and options resulting in the issuance of 29,165 additional shares of common stock created the increase.

         Additional paid-in capital increased by $189,000 or 2% to $12.1 million as of June 30, 2000 from $12.0 million as of June 30, 1999. The increase was due to $108,000 received in excess of the $1.00 per share par value for shares of common stock issued as the result of the exercise of stock warrants and options, as well as $81,000 for the tax benefit recorded on the stock option exercises.

         Retained earnings increased by $2.7 million or 60% to $7.3 million as of June 30, 2000 from $4.6 million as of June 30, 1999. The increase reflected net income for the year.

         Accumulated other comprehensive (loss), consisting of unrealized losses on securities available for sale, net of related income taxes, was $1.1 million as of June 30, 2000 as compared to $332,000 as of June 30, 1999. The increase in the loss was attributable to the decrease during the period in fair value of the securities identified as available for sale, primarily as a result of an increase in market interest rates.

         In April 2000, Quad City announced that the board of directors approved a stock repurchase program enabling Quad City to repurchase up to 60,000 shares of its common stock. At June 30, 2000, Quad City had acquired 41,496 shares at a total cost of $599,480. The weighted average cost of the shares was $14.45.

Liquidity

         Liquidity measures the ability of Quad City to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $54.0 million at June 30, 2000, compared with $60.2 million at June 30, 1999. The Bank has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. Quad City also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.

         The liquidity of Quad City is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $4.2 million for fiscal 2000 compared to $3.7 million for fiscal 1999. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $46.1 million for fiscal 2000 and $72.7 million for fiscal 1999. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from short-term borrowings, for fiscal 2000 was $48.5 million and for fiscal 1999 was $66.0 million, consisting primarily of deposit growth, proceeds from the issuance of preferred securities of the subsidiary trust, and proceeds from short-term borrowings.

         Net cash provided by operating activities was $3.7 million for fiscal 1999 compared to $4.4 million of cash used, primarily for loans originated for sale, for fiscal 1998. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $72.7 million for fiscal 1999 and $70.3 million for fiscal 1998. Net cash provided by financing activities, consisting primarily of deposit growth, proceeds from the issuance of preferred securities of the subsidiary trust, and proceeds from short-term borrowings, for fiscal 1999 was $66.0 million and for fiscal 1998 was $79.3 million, consisting principally of deposit growth and proceeds from Federal Home Loan Bank advances.

Impact of Inflation and Changing Prices

         The consolidated financial statements and the accompanying notes have been prepared in accordance with Generally Accepted Accounting Principles, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of Quad City's operations. Unlike industrial companies, nearly all of the assets and liabilities of Quad City are monetary in nature. As a result, interest rates have a greater impact on Quad City's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Forward Looking Statements

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Quad City intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe Quad City's future plans, strategies and expectations are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Quad City's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on Quad City's operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our implementation of new technologies, Quad City's ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

         In adjusting Quad City's asset/liability position, the Board and management attempt to manage Quad City's interest rate risk while maintaining or enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long-term and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase Quad City's interest rate risk position somewhat in order to increase its net interest margin. Quad City's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-term and short-term interest rates.

         One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The following table sets forth, at June 30, 2000 and June 30, 1999, an analysis of Quad City's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 200 basis points).

    Change in                                               Estimated Increase (Decrease) in NPV
    Interest             Estimated             ----------------------------------------------------------------
      Rates              NPV Amount                        Amount                           Percent
-----------------------------------------------------------------------------     -----------------------------
(Basis points)  June 30, 2000  June 30, 1999   June 30, 2000    June 30, 1999     June 30, 2000   June 30, 1999
---------------------------------------------------------------------------------------------------------------
                                          (Dollars in thousands)

     +200           $28,583        $29,554        $(2,290)         $(1,709)          (7.42)%         (5.47)%
      ---            30,873         31,263
     -200            31,128         31,710            255              447            0.83%           1.43%

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

Item 8.  Financial Statements

                            QUAD CITY HOLDINGS, INC.

                   Index to Consolidated Financial Statements



INDEPENDENT AUDITOR'S REPORT

FINANCIAL STATEMENTS

   Consolidated balance sheets as of June 30, 2000 and 1999

   Consolidated statements of income for the years ended June 30, 2000, 1999, and 1998

   Consolidated statements of changes in stockholders' equity for the years ended

   Consolidated statements of cash flows for the years ended June 30, 2000, 1999, and 1998

   Notes to consolidated financial statements

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Quad City Holdings, Inc.
Moline, Illinois

We have audited the accompanying consolidated balance sheets of Quad City Holdings, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related statements of income, changes in stockholders' equity, and cash flows for the years ended June 30, 2000, 1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quad City Holdings, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years ended June 30, 2000, 1999, and 1998, in conformity with generally accepted accounting principles.



/s/ McGladrey & Pullen, LLP


Davenport, Iowa
August 1, 2000

QUAD CITY HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2000 and 1999

ASSETS                                                                     2000             1999
----------------------------------------------------------------------------------------------------
Cash and due from banks ...........................................   $  15,130,357    $   8,528,195
Federal funds sold ................................................      26,105,000       39,125,000
Certificates of deposit at financial institutions .................      12,776,463       12,535,193

Securities held to maturity, at amortized cost (fair value
  2000 $565,237; 1999 $727,115) (Note 3) ..........................         574,988          724,415
Securities available for sale, at fair value (Note 3) .............      55,554,062       49,533,909
                                                                      ------------------------------
                                                                         56,129,050       50,258,324
                                                                      ------------------------------

Loans receivable (Note 4) .........................................     241,852,851      197,976,692
  Less allowance for estimated losses on loans (Note 4) ...........       3,617,401        2,895,457
                                                                      ------------------------------
                                                                        238,235,450      195,081,235
                                                                      ------------------------------

Premises and equipment, net (Note 5) ..............................       7,715,621        7,553,616
Accrued interest receivable .......................................       2,633,120        2,006,503
Other assets ......................................................       8,896,554        6,258,149
                                                                      ------------------------------
        Total assets ..............................................   $ 367,621,615    $ 321,346,215
                                                                      ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing ...........................................   $  44,043,932    $  35,833,094
    Interest-bearing ..............................................     244,022,824      212,132,785
                                                                      ------------------------------
        Total deposits (Note 6) ...................................     288,066,756      247,965,879

Short-term borrowings (Note 7) ....................................      20,771,724        9,685,877
Federal Home Loan Bank advances (Note 8) ..........................      22,425,398       24,605,890
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures
  (Note 9) ........................................................      12,000,000       12,000,000
Other liabilities .................................................       4,286,318        8,615,098
                                                                      ------------------------------
Total liabilities .................................................     347,550,196      302,872,744
                                                                      ------------------------------

Commitments and Contingencies (Note 18)

Stockholders' Equity (Note 16):
  Common  stock,  $1 par value;  shares  authorized 5,000,000;
    shares issued and outstanding 2000 - 2,325,416 and
    2,283,920, respectively; 1999 - 2,296,251 .....................       2,325,416        2,296,251
  Additional paid-in capital ......................................      12,147,984       11,959,080
  Retained earnings ...............................................       7,296,017        4,550,490
  Accumulated other comprehensive (loss) ..........................      (1,098,518)        (332,350)
                                                                      ------------------------------
                                                                         20,670,899       18,473,471
  Less cost of common shares acquired for the treasury
    2000 - 41,496 .................................................         599,480              --
                                                                      -----------------------------
        Total stockholders' equity ................................      20,071,419       18,473,471
                                                                      ------------------------------
        Total liabilities and stockholders' equity ................   $ 367,621,615    $ 321,346,215
                                                                      ==============================

See Notes to Consolidated Financial Statements.

QUAD CITY HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 2000, 1999, and 1998

                                                                        2000           1999           1998
--------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans ...................................   $ 18,364,812    $ 15,642,235   $ 12,083,990
  Interest and dividends on securities:
    Taxable ....................................................      3,214,722       2,229,178      1,891,019
    Nontaxable .................................................        233,793          56,089         14,649
  Interest on federal funds sold ...............................      1,488,267       1,492,173        645,929
  Other interest ...............................................        777,604         696,245        440,980
                                                                   -------------------------------------------
        Total interest income ..................................     24,079,198      20,115,920     15,076,567
                                                                   -------------------------------------------

Interest expense:
  Interest on deposits .........................................     10,125,235       9,009,724      6,971,153
  Interest on company obligated mandatorily redeemable
    preferred securities .......................................      1,137,402          63,518             --
  Interest on short-term and other borrowings ..................      2,025,956       1,953,444      1,370,868
                                                                   -------------------------------------------
        Total interest expense .................................     13,288,593      11,026,686      8,342,021
                                                                   -------------------------------------------

        Net interest income ....................................     10,790,605       9,089,234      6,734,546
  Provision for loan losses (Note 4) ...........................      1,051,818         891,800        901,976
                                                                   -------------------------------------------
        Net interest income after provision for loan losses ....      9,738,787       8,197,434      5,832,570
                                                                   -------------------------------------------

Noninterest income:
  Merchant credit card fees, net of processing costs ...........      2,346,296       1,322,658      1,395,574
  Trust department fees ........................................      1,884,310       1,520,518      1,138,502
  Deposit service fees .........................................        600,219         433,056        290,721
  Gains on sales of loans, net .................................        438,799       1,043,763        713,121
  Securities gains (losses), net ...............................        (28,221)          3,757          8,734
  Amortization of deferred income resulting from restructuring
    of merchant broker agreement (Note 11) .....................             --         732,000             --
  Gain on restructuring of merchant broker agreement (Note 11) .             --              --      2,168,000
  Other ........................................................        913,013         504,699        433,765
                                                                    ------------------------------------------
        Total noninterest income ...............................      6,154,416       5,560,451      6,148,417
                                                                    ------------------------------------------

Noninterest expenses:
  Salaries and employee benefits ...............................      6,878,213       5,801,670      4,571,126
  Professional and data processing fees ........................        860,216         598,457        504,344
  Advertising and marketing ....................................        410,106         359,571        238,160
  Occupancy and equipment expense ..............................      1,580,911       1,453,040      1,045,349
  Stationery and supplies ......................................        324,219         267,739        219,523
  Postage and telephone ........................................        361,623         298,208        231,049
  Other ........................................................      1,052,173         900,214      1,100,264
                                                                    ------------------------------------------
        Total noninterest expenses .............................     11,467,461       9,678,899      7,909,815
                                                                    ------------------------------------------

        Income before income taxes .............................      4,425,742       4,078,986      4,071,172
Federal and state income taxes (Note 12) .......................      1,680,215       1,614,165      1,677,900
                                                                    ------------------------------------------
        Net income .............................................   $  2,745,527    $  2,464,821   $  2,393,272
                                                                    ==========================================

Earnings per common share (Note 17):
  Basic ........................................................   $       1.19    $       1.08   $       1.09
  Diluted ......................................................   $       1.15    $       1.03   $       1.02
  Weighted average common shares outstanding ...................      2,309,453       2,285,500      2,196,297
  Weighted average common and common equivalent shares
    outstanding ................................................      2,385,840       2,398,525      2,353,932

See Notes to Consolidated Financial Statements.

QUAD CITY HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended June 30, 2000, 1999, and 1998

                                                                                           Accumulated
                                                                              Additional      Other
                                           Preferred   Common      Paid-In     Retained   Comprehensive    Treasury
                                             Stock     Stock       Capital     Earnings    Income (Loss)    Stock          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, year ended June 30, 1997 ......   $   10    $1,462,824  $13,039,406  $  171,171   $   (60,185)   $      --     $14,613,226
                                           -----------------------------------------------------------------------------------------
Comprehensive income:
  Net income ...........................       --            --           --   2,393,272            --           --       2,393,272
  Other comprehensive income, net of
    tax (Note 2) .......................       --            --           --          --        72,677           --          72,677
                                                                                                                         -----------
Comprehensive income ...................                                                                                  2,465,949
                                                                                                                         -----------
Proceeds from sale of 15 shares of
  preferred stock .....................        15            --    1,499,985          --            --           --       1,500,000
Proceeds from issuance of 71,325 shares
  of common stock as a result of
  warrants and stock options exercised
  (Note 14) ..........................         --        47,550      475,493          --            --           --         523,043
                                           -----------------------------------------------------------------------------------------
Balance, year ended June 30, 1998 ....         25     1,510,374   15,014,884   2,564,443        12,492           --      19,102,218
                                           -----------------------------------------------------------------------------------------
Comprehensive income:
  Net income .........................         --            --           --   2,464,821            --           --       2,464,821
  Other comprehensive (loss), net of
    tax (Note 2) .....................         --            --           --          --      (344,842)          --        (344,842)
                                                                                                                        ------------
        Comprehensive income .........                                                                                    2,119,979
                                                                                                                        ------------
Stock split (3 for 2) ................         --       760,262     (760,262)       (890)           --           --            (890)
Proceeds from issuance of 30,720
  shares of common stock as a result
  of warrants and stock options
  exercised (Note 14) ................         --        25,615      201,215          --            --           --         226,830
Tax benefit of nonqualified stock
  options exercised ..................         --            --        3,218          --            --           --           3,218
Redemption of preferred stock (Note 15)       (25)           --   (2,499,975)   (477,884)           --           --      (2,977,884)
                                          ------------------------------------------------------------------------------------------
Balance, year ended June 30, 1999 ....         --     2,296,251   11,959,080   4,550,490      (332,350)          --      18,473,471
                                          ------------------------------------------------------------------------------------------
Comprehensive income:
  Net income .........................         --            --           --   2,745,527            --           --       2,745,527
  Other comprehensive (loss), net
    of tax (Note 2) ..................         --            --           --          --      (766,168)          --        (766,168)
                                                                                                                        ------------
Comprehensive income .................                                                                                    1,979,359
                                                                                                                        ------------
Proceeds from issuance of 29,165
  shares of common stock,  net of
  simultaneous redemptions of 8,145
  shares, as a result of warrants and
  stock options exercised (Note 14) ..         --         29,165     107,726          --            --           --         136,891
Tax benefit of nonqualified stock
  options exercised ..................         --             --      81,178          --            --           --          81,178
Purchase of 41,496 shares of common
  stock for the treasury .............         --             --          --          --            --     (599,480)       (599,480)
                                         -------------------------------------------------------------------------------------------
Balance, year ended June 30, 2000 ....   $     --     $2,325,416 $12,147,984  $7,296,017   $(1,098,518)   $(599,480)    $20,071,419
                                         ===========================================================================================

See Notes to Consolidated Financial Statements.

QUAD CITY HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2000, 1999, and 1998

                                                                           2000             1999            1998
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income .......................................................   $  2,745,527    $  2,464,821    $  2,393,272
  Adjustment to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation ...................................................        635,838         627,075         422,357
    Provision for loan losses ......................................      1,051,818         891,800         901,976
    Deferred income taxes ..........................................       (398,971)        232,262        (553,283)
    Amortization of offering costs on subordinated debentures ......         29,453           1,436              --
    Amortization of premiums (accretion of discounts) on
      securities, net ..............................................         62,539          38,697         (16,742)
    Investment securities (gains) losses, net ......................         28,221          (3,757)         (8,734)
    Loans originated for sale ......................................    (36,774,571)    (85,027,675)    (57,206,140)
    Proceeds on sales of loans .....................................     38,124,921      88,804,656      54,008,203
    Net gains on sales of loans ....................................       (438,799)     (1,043,763)       (713,121)
    Amortization of deferred income resulting from restructuring
      of merchant broker agreement .................................             --        (732,000)             --
    Gain on restructuring of merchant broker agreement .............             --              --      (2,168,000)
    Tax benefit of nonqualified stock options exercised ............         81,178           3,218              --
    Increase in accrued interest receivable ........................       (626,617)       (233,280)       (398,916)
    (Increase) decrease in other assets ............................        170,192      (2,405,245)       (273,402)
    Increase (decrease) in other liabilities .......................       (528,780)         52,456        (766,623)
                                                                        -------------------------------------------
        Net cash provided by (used in) operating activities ........      4,161,949       3,670,701      (4,379,153)
                                                                        -------------------------------------------

Cash Flows from Investing Activities:
  Net (increase) decrease in federal funds sold ....................     13,020,000     (16,165,000)    (13,770,000)
  Net increase in certificates of deposit at financial institutions        (241,270)     (4,169,070)     (3,006,999)
  Purchase of securities available for sale ........................    (23,659,480)    (30,215,760)    (16,444,294)
  Purchase of securities held to maturity ..........................        (50,000)             --          (276,398)
  Proceeds from calls and maturities of securities .................      6,200,000      14,400,000       9,500,000
  Proceeds from paydowns on securities .............................      1,389,269       1,732,539       4,531,123
  Proceeds from sales of securities available for sale .............      5,191,661         280,786          14,020
  Purchase of life insurance contracts .............................     (2,023,543)             --              --
  Increase in cash value of life insurance contracts ...............        (14,640)             --              --
  Proceeds from restructuring of merchant broker agreement .........           --                --       2,900,000
  Net loans originated .............................................    (45,117,584)    (38,080,955)    (50,883,287)
  Purchase of premises and equipment, net ..........................       (797,843)       (520,423)     (2,833,936)
                                                                        -------------------------------------------
        Net cash used in investing activities ......................    (46,103,430)    (72,737,883)    (70,269,771)
                                                                        -------------------------------------------

Cash Flows from Financing Activities:
  Net increase in deposit accounts .................................     40,100,877      50,581,915      61,423,769
  Net increase in short-term borrowings ............................     11,085,847       7,685,877       2,000,000
  Proceeds from Federal Home Loan Bank advances ....................      8,000,000       1,480,000      25,955,000
  Payments on Federal Home Loan Bank advances ......................    (10,180,492)     (1,541,284)    (12,065,538)
  Net decrease in other borrowings .................................             --      (1,500,000)             --
  Proceeds from issuance of preferred securities of subsidiary trust             --      12,000,000              --
  Redemption of preferred stock ....................................             --      (2,977,884)             --
  Purchase of treasury stock .......................................       (599,480)             --              --
  Proceeds from issuance of preferred stock ........................             --              --       1,500,000
  Proceeds from issuance of common stock, net of simultaneous
    redemptions ....................................................        136,891         225,940         523,043
                                                                       --------------------------------------------
        Net cash provided by financing activities ..................   $ 48,543,643    $ 65,954,564    $ 79,336,274
                                                                       --------------------------------------------

        Net increase (decrease) in cash and due from banks .........   $  6,602,162    $ (3,112,618)   $  4,687,350

Cash and due from banks:
  Beginning ........................................................      8,528,195      11,640,813       6,953,463
                                                                       --------------------------------------------
  Ending ...........................................................   $ 15,130,357    $  8,528,195    $ 11,640,813
                                                                       ============================================

QUAD CITY HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2000, 1999, and 1998

                                                                           2000             1999            1998
-------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information, cash
  payments for:
  Interest .........................................................   $ 13,024,589    $ 10,735,683    $  7,769,512
  Income taxes .....................................................      2,001,216       1,527,171       1,974,000

Supplemental Schedule of Noncash Investing Activities:
  Change in accumulated other comprehensive income, unrealized
    gains (losses) on securities available for sale, net ...........       (766,168)       (344,842)         72,677
  Investment securities transferred from held to maturity portfolio
    to available for sale portfolio, at fair value .................             --       1,030,743              --
  Due to broker for purchase of securities available for sale ......             --       3,800,000              --

See Notes to Consolidated Financial Statements.

QUAD CITY HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

   Quad City Holdings, Inc. (Company) is a bank holding company providing bank and bank related services through its subsidiaries, Quad City Bank and Trust Company (Bank), Quad City Bancard, Inc. (Bancard), Allied Merchant Services, Inc. (Allied), and Quad City Holdings Capital Trust I. The Bank is a commercial bank that services the Quad Cities area, is chartered and regulated by the state of Iowa, is insured and subject to regulation by the Federal Deposit Insurance Corporation and is a member of and regulated by the Federal Reserve System. Bancard is an entity formed in April 1995 to conduct the Company's merchant credit card operation and is regulated by the Federal Reserve System. Allied was formed in March 1999 by Bancard as a captive independent sales organization that markets merchant credit card processing services. Allied is a wholly-owned subsidiary of Bancard. Quad City Holdings Capital Trust I was capitalized in June 1999 for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities.

Significant accounting policies:

   Accounting estimates: The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for estimated losses on loans is inherently subjective as it requires material estimates that are susceptible to significant change. The fair value disclosure of financial instruments is an estimate that can be computed within a range.

   Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

   Presentation of cash flows: For purposes of reporting cash flows, cash and due from banks include cash on hand and amounts due from banks. Cash flows from federal funds sold, certificates of deposit at financial institutions, loans, deposits, short-term borrowings, and other borrowings are treated as net increases or decreases.

   Cash and due from banks: The Bank is required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $2,753,000 and $1,476,000 at June 30, 2000 and 1999,
   respectively.

   Investment securities: Investment securities held to maturity are those debt securities that the Company has the ability and intent to hold until maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. Such securities are carried at cost adjusted for amortization of premiums and accretion of discounts. If the ability or intent to hold to maturity is not present for certain specified securities, such securities are considered available for sale as the Company intends to hold them for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

   Pursuant to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", the Company transferred at fair value $1,030,743 of investment securities from held to maturity to available for sale on January 4, 1999.

   Loans held for sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.

   Loans and allowance for estimated losses on loans: Loans are stated at the amount of unpaid principal, reduced by an allowance for estimated losses on loans. The allowance for estimated losses on loans is maintained at the level considered adequate by management of the Company and the Bank to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to expense and reduced by net charge-offs. In determining the adequacy of the allowance, the Company and the Bank make continuous evaluations of the loan portfolio and related off-balance-sheet commitments, and consider current economic conditions and other factors that may affect a borrower's ability to repay.

   In accordance with FASB Statement No. 114 "Accounting for Creditors for Impairment of a Loan", loans are considered impaired when, based on current information and events, it is probable the Company and the Bank will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to an impaired loan is computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The Company and the Bank recognize interest income on impaired loans on a cash basis.

   Credit related financial instruments: In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit card arrangements and standby letters of credit. Such financial instruments are recorded when they are funded.

   Transfers of financial assets: In accordance with FASB Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", transfers of financial assets are accounted for as sales, only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

   Reclassification: Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform with current year presentation.

Note 2.  Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.

Other comprehensive income (loss) is comprised as follows:

                                                                                Tax
                                                                 Before        Expense          Net
                                                                  Tax         (Benefit)        of Tax
                                                              -----------------------------------------
Year ended June 30, 2000:
  Unrealized (losses) on securities available for sale:
    Unrealized holding (losses) arising during the year ...   $(1,195,285)   $  (410,590)   $  (784,695)
    Less, reclassification adjustment for (losses)
      included in net income ..............................       (28,221)        (9,694)       (18,527)
                                                              -----------------------------------------
        Other comprehensive (loss) ........................   $(1,167,064)   $  (400,896)   $  (766,168)
                                                              =========================================
Year ended June 30, 1999:
  Unrealized gains (losses) on securities available
    for sale:
    Unrealized holding (losses) arising during the year ...   $  (517,765)   $  (175,407)   $  (342,358)
    Less, reclassification adjustment for gains
      included in net income ..............................         3,757          1,273          2,484
                                                              -----------------------------------------
        Other comprehensive (loss) ........................   $  (521,522)   $  (176,680)   $  (344,842)
                                                              =========================================
Year ended June 30, 1998:
  Unrealized gains on securities available for sale:
    Unrealized holding gains arising during the year ......   $   114,505    $    35,827    $    78,678
    Less, reclassification adjustment for gains
      included in net income ..............................         8,734          2,733          6,001
                                                              -----------------------------------------
        Other comprehensive income ........................   $   105,771    $    33,094    $    72,677
                                                              =========================================

Note 3.  Investment Securities

The amortized cost and fair value of investment securities as of June 30, 2000 and 1999 are summarized as follows:

                                                                       Gross           Gross
                                      Amortized      Unrealized      Unrealized        Fair
                                         Cost          Gains          (Losses)         Value
                                     -----------------------------------------------------------
June 30, 2000:
  Securities held to maturity:
    Municipal securities .......     $    499,988   $         --    $     (8,769)   $    491,219
    Other bonds ................           75,000             --            (982)         74,018
                                     -----------------------------------------------------------
                                     $    574,988   $         --    $     (9,751)   $    565,237
                                     ===========================================================
Securities available for sale:
  U.S. Treasury securities .....     $  3,000,406   $         --    $    (11,607)   $  2,988,799
  U.S. agency securities .......       40,199,557         23,275      (1,018,786)     39,204,046
  Mortgage-backed securities ...        7,006,906             --        (297,413)      6,709,493
  Municipal securities .........        5,821,229             --        (300,577)      5,520,652
  Trust preferred securities ...          919,495             --         (49,780)        869,715
  Other securities .............          277,925          1,474         (18,042)        261,357
                                     -----------------------------------------------------------
                                     $ 57,225,518   $     24,749    $ (1,696,205)   $ 55,554,062
                                     ===========================================================
June 30, 1999:
  Securities held to maturity:
    Municipal securities .......     $    699,415   $      2,115    $         --    $    701,530
    Other bonds ................           25,000            585              --          25,585
                                     -----------------------------------------------------------
                                     $    724,415   $      2,700    $         --    $    727,115
                                     ===========================================================
Securities available for sale:
  U.S. Treasury securities .....     $  9,001,845   $     47,862    $     (4,866)   $  9,044,841
  U.S. agency securities .......       29,267,483          1,267        (390,870)     28,877,880
  Mortgage-backed securities ...        8,390,795          5,319        (183,867)      8,212,247
  Municipal securities .........        3,180,714         40,741         (12,139)      3,209,316
  Other securities .............          197,464            102          (7,941)        189,625
                                     -----------------------------------------------------------
                                     $ 50,038,301   $     95,291    $   (599,683)   $ 49,533,909
                                     ===========================================================

All sales of securities during the years ended June 30, 2000, 1999, and 1998 were from securities identified as available for sale. Information on proceeds received, as well as the gains and losses from the sale of those securities is as follows:

                                                2000         1999        1998
                                            ------------------------------------

Proceeds from sales of securities .......   $5,191,661   $  280,786   $   14,020
Gross losses from sales of securities ...       50,587        1,717           --
Gross gains from sales of securities ....       22,366        5,474        8,734


The amortized cost and fair value of securities as of June 30, 2000 by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.

                                                      Amortized
                                                         Cost         Fair Value
                                                     ---------------------------
Securities held to maturity, due after
  one year through five years ..................     $   574,988     $   565,237
                                                     ===========================

Securities available for sale:
  Due in one year or less ......................     $ 5,999,708     $ 5,967,050
  Due after one year through five years ........      33,325,941      32,440,980
  Due after five years .........................      10,615,038      10,175,182
                                                     ---------------------------
                                                      49,940,687      48,583,212
  Mortgage-backed securities ...................       7,006,906       6,709,493
  Other securities .............................         277,925         261,357
                                                     ---------------------------
                                                     $57,225,518     $55,554,062
                                                     ===========================

As of June 30, 2000 and 1999, investment securities with a carrying value of $33,718,441 and $23,399,384, respectively, were pledged on public deposits and for other purposes as required or permitted by law.

The Company transferred securities with an amortized cost of $1,029,096 and an unrealized gain of $1,647 from the held to maturity portfolio to the available for sale portfolio on January 4, 1999, based on management's reassessment of their previous designations of securities giving consideration to liquidity needs, management of interest rate risk, and other factors.

Note 4.  Loans Receivable

The composition of the loan portfolio as of June 30, 2000 and 1999 is presented as follows:

                                                        2000            1999
                                                    ----------------------------

Commercial .....................................    $167,682,652    $136,206,893
Real estate ....................................      36,301,379      27,591,886
Real estate - construction .....................       3,463,682       3,367,458
Installment and other consumer .................      34,405,138      30,810,455
                                                    ----------------------------
                                                     241,852,851     197,976,692
Less allowance for estimated losses on loans ...       3,617,401       2,895,457
                                                    ----------------------------
                                                    $238,235,450    $195,081,235
                                                    ============================

Real estate loans include loans held for sale with a carrying value of $1,121,474 and $2,033,025 as of June 30, 2000 and 1999, respectively. The market value of these loans exceeded its carrying value at those dates.

Loans on nonaccrual status amounted to $382,745 and $1,287,727 as of June 30, 2000 and 1999, respectively. Foregone interest income and cash interest collected on nonaccrual loans was not material during the years ended June 30, 2000, 1999, and 1998.

Changes in the allowance for estimated losses on loans for the years ended June 30, 2000, 1999, and 1998 are presented as follows:

                                                 2000           1999          1998
                                             -----------------------------------------
Balance, beginning .......................   $ 2,895,457    $ 2,349,838    $ 1,632,500
Provisions charged to expense ............     1,051,818        891,800        901,976
Loans charged off ........................      (426,708)      (478,515)      (205,234)
Recoveries on loans previously charged off        96,834        132,334         20,596
                                             ----------------------------------------
Balance, ending ..........................   $ 3,617,401    $ 2,895,457    $ 2,349,838
                                             =========================================

Impaired loans were not material as of June 30, 2000 and 1999.

The loan portfolio included a concentration of loans in certain industries as of June 30, 2000 as follows:

Industry                                                              Balance
--------------------------------------------------------------------------------

Commercial banks                                                   $ 12,182,901
Real estate operators and lessors                                    11,364,772
Retail eating establishments                                          8,889,778
Hospitals                                                             4,981,975
Automotive dealers                                                    4,932,967
Real estate developers                                                4,790,558
Fabricated metal products                                             4,439,792
Physicians                                                            4,045,447

Generally these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions with these entities compare favorably with the Bank's credit loss experience on its loan portfolio as a whole.

Loans are made in the normal course of business to directors, officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate amount of these loans during the years ended June 30, 2000 and 1999 was as follows:

                                                    2000               1999
                                               --------------------------------

Balance, beginning ...................         $ 5,829,187          $ 4,831,491
Advances .............................           1,968,717            3,188,483
Repayments ...........................            (879,099)          (2,190,787)
                                               --------------------------------
Balance, ending ......................         $ 6,918,805          $ 5,829,187
                                               ================================


Note 5.  Premises and Equipment

The following summarizes the components of premises and equipment as of June 30, 2000 and 1999:

                                                       2000              1999
                                                    ----------------------------

Land .......................................        $  630,699        $  630,699
Buildings ..................................         5,003,570         4,634,608
Furniture and equipment ....................         4,324,866         3,955,489
                                                    ----------------------------
                                                     9,959,135         9,220,796
Less accumulated depreciation ..............         2,243,514         1,667,180
                                                    ----------------------------
                                                    $7,715,621        $7,553,616
                                                    ============================

Certain facilities are leased under operating leases. Rental expense was $451,097, $429,932, and $176,057 for the years ended June 30, 2000, 1999, and
1998, respectively.

Future minimum rental commitments under noncancelable leases on a fiscal year basis were as follows as of June 30, 2000:

Year ending June 30:

  2001 ...............................................                $  394,115
  2002 ...............................................                   427,042
  2003 ...............................................                   441,745
  2004 ...............................................                   415,526
  2005 ...............................................                   413,860
  Thereafter .........................................                 1,042,253
                                                                      ----------
                                                                      $3,134,541
                                                                      ==========

Note 6.  Deposits

The aggregate amount of certificates of deposit each with a minimum denomination of $100,000, was $50,814,599 and $37,103,749 as of June 30, 2000 and 1999,
respectively.

As of June 30, 2000, the scheduled maturities of certificates of deposit were as follows:

Year ending June 30:

2001  ...............................................              $ 140,054,716
2002  ...............................................                 10,032,255
2003  ...............................................                  4,113,161
2004  ...............................................                  1,718,779
2005  ...............................................                    339,244
                                                                   -------------
                                                                   $ 156,258,155
                                                                   =============

Note 7.  Short-Term Borrowings

Short-term borrowings as of June 30, 2000 of $20,771,724 consisted of federal funds purchased of $5,000,000 and overnight repurchase agreements with customers of $15,771,724. As of June 30, 1999 short-term borrowings of $9,685,877 represented federal funds purchased of $140,000 and overnight repurchase agreements with customers of $9,545,877.

Information concerning repurchase agreements is summarized as follows as of June 30, 2000 and 1999:

                                                           2000          1999
                                                       -------------------------

Average daily balance during the year ..............   $12,823,612   $ 4,248,238
Average daily interest rate during the year ........         4.35%         4.14%
Maximum month-end balance during the year ..........    18,784,998    11,418,714
Weighted average rate as of June 30 ................         4.63%         3.99%

Securities underlying the agreements as of June 30:
  Carrying value ...................................   $24,397,505   $11,934,561
  Fair value .......................................    24,397,505    11,934,561


The securities underlying the agreements as of June 30, 2000 and 1999 were under the Company's control in safekeeping at third-party financial institutions.

Note 8.  Federal Home Loan Bank Advances

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As of June 30, 2000 and 1999, the Bank held $1,299,100 of FHLB stock. Maturity and interest rate information on advances from the FHLB as of June 30, 2000 and 1999 is as follows:

                                                             June 30, 2000
                                                       -------------------------
                                                                     Weighted
                                                                      Average
                                                       Amount Due  Interest Rate
                                                       -------------------------
Maturity:
Year ending June 30:
  2001 ..........................................       $ 3,250,000      6.45%
  2002 ..........................................         2,027,195      6.96
  2003 ..........................................         5,822,799      6.33
  2004 ..........................................         1,885,915      5.88
  2005 ..........................................           750,000      5.90
  Thereafter ....................................         8,689,489      6.03
                                                        -----------
        Total FHLB advances .....................       $22,425,398      6.24
                                                       ============

                                                             June 30, 1999
                                                       -------------------------
                                                                     Weighted
                                                                      Average
                                                       Amount Due  Interest Rate
                                                       -------------------------
Maturity:
Year ending June 30:
  2000 ..........................................      $ 3,500,000      5.76%
  2001 ..........................................        3,250,000      5.69
  2002 ..........................................        2,057,063      6.96
  2003 ..........................................        6,989,575      6.19
  2004 ..........................................        1,953,075      5.87
Thereafter ......................................        6,856,177      5.92
                                                       -----------
Total FHLB advances .............................      $24,605,890      6.03
                                                       ===========

Advances from the FHLB are collateralized by 1-to-4 unit residential mortgages equal to 130% of total outstanding notes. Additionally, securities with a carrying value of approximately $4.4 million as of June 30, 2000 and $6.3 million as of June 30, 1999 were pledged as collateral on these advances.

Note 9.  Company Obligated Mandatorily Redeemable Preferred Securities of
           Subsidiary Trust Holding Solely Subordinated Debentures

The Company issued all of the 1,200,000 authorized shares of Company Obligated Mandatorily Redeemable (COMR) Preferred Securities of Quad City Holdings Capital Trust I Holding Solely Subordinated Debentures. Distributions are paid quarterly. Cumulative cash distributions are calculated at a 9.2% annual rate. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarters, but not beyond June 30, 2029. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed on June 30, 2029; however, the Company has the option to shorten the maturity date to a date not earlier than June 30, 2004. The redemption price is $10 per capital security plus any accrued and unpaid distributions to the date of redemption.

Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company's indebtedness and senior to the Company's capital stock.

The debentures are included on the balance sheet as of June 30, 2000 and 1999 as liabilities. For regulatory purposes, approximately $7,000,000 of the capital securities are allowed in the calculation of Tier I capital, with the remainder allowed as Tier II capital.

The capital securities are traded on the American Stock Exchange under the symbol "CQP.PR.A".

Note 10. Other Borrowings

The Company has a revolving credit note for $3,000,000, which is secured by all the outstanding stock of the Bank. There was no outstanding balance on this note as of June 30, 2000 and 1999. The revolving credit note expires on July 1, 2001. Interest is payable quarterly at the adjusted LIBOR rate, as defined in the credit note agreement, and varies by borrowing. As of June 30, 2000 the borrowing rates ranged from 8.6% to 8.9% depending on the repricing interval selected.

The revolving credit note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios. The Company complied with all of the covenants or they were waived as of June 30, 2000 and 1999.


Note 11. Restructuring of Merchant Broker Agreement

In June 1998, the Company recognized $2,168,000 of income as a result of signing a new merchant broker agreement with an ISO. The term of the new agreement was for a minimum one-year period, and replaced a prior agreement that had an expiration date in the year 2002. In consideration for reducing the term from four years to a minimum of one year, the Company received total compensation of $2,900,000. The Company recognized $732,000 and $2,168,000 of the income during the years ended June 30, 1999 and 1998, respectively. In addition, the Company received monthly fees of $25,000 for servicing the current merchants during the remaining term of the agreement, which expired May 31, 2000. In future years, if agreements with other ISOs are not established, there could be a reduction in income. The Company has added several new ISOs during the past year and continues to actively pursue relationships with other ISOs.


Note 12.  Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended June 30, 2000, 1999, and 1998:

                                              Year Ended June 30,
                             --------------------------------------------------
                                 2000                1999              1998
                             --------------------------------------------------

Current .............        $ 2,079,186         $ 1,381,903        $ 2,231,183
Deferred ............           (398,971)            232,262           (553,283)
                             --------------------------------------------------
                             $ 1,680,215         $ 1,614,165        $ 1,677,900
                             ==================================================


A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended June 30, 2000, 1999, and 1998:

                                                            Year Ended June 30,
                                ----------------------------------------------------------------------------
                                          2000                     1999                     1998
                                ------------------------  ------------------------ -------------------------
                                                 % of                      % of                     % of
                                                Pretax                    Pretax                   Pretax
                                    Amount      Income      Amount        Income     Amount        Income
                                ----------------------------------------------------------------------------
Computed "expected"
  tax expense ...............   $ 1,549,010       35.0%  $ 1,427,645       35.0%  $ 1,424,910       35.0%
Effect of graduated tax rates       (44,257)      (1.0)      (40,790)      (1.0)      (40,712)      (1.0)
Tax exempt income, net ......      (132,769)      (3.0)      (46,853)      (1.1)      (19,759)      (0.5)
State income taxes, net of
  federal benefit ...........       172,445        3.9       126,123        3.1       268,796        6.6
Other .......................       135,786        3.1       148,040        3.6        44,665        1.1
                                ---------------------------------------------------------------------------
                                $ 1,680,215       38.0%  $ 1,614,165       39.6%  $ 1,677,900       41.2%
                                ===========================================================================

The net deferred tax assets included with other assets on the balance sheet consisted of the following as of June 30, 2000 and 1999:

                                                             2000        1999
                                                          ----------------------
Deferred tax assets:
  Net unrealized losses on securities available for sale  $  572,938  $  172,042
  Deferred compensation ................................     112,299          --
  Loan and credit card losses ..........................   1,357,186   1,063,999
  Other ................................................      69,380      23,801
                                                          ----------------------
                                                           2,111,803   1,259,842
                                                          ----------------------

Deferred tax liabilities:
  Premises and equipment ...............................     447,330     406,302
  Investment securities accretion ......................      29,185      27,282
  Other ................................................      34,973      25,810
                                                          ----------------------
                                                             511,488     459,394
                                                          ----------------------
        Net deferred tax asset .........................  $1,600,315  $  800,448
                                                          ======================


The change in deferred income taxes was reflected in the financial statements as follows for the years ended June 30, 2000, 1999, and 1998:

                                               2000         1999         1998
                                            ------------------------------------

Provision for income taxes ..............   $(398,971)   $ 232,262    $(553,283)
Statement of stockholders' equity-
  accumulated other comprehensive
  income, unrealized gains (losses)
  on securities available for sale, net .    (400,896)    (176,680)      33,094
                                            ------------------------------------
                                            $(799,867)   $  55,582    $(520,189)
                                            ====================================



Note 13.  Employee Benefit Plans

The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 2% of employee contributions, 50% of the next 2% of employee contributions, and 25% of the next 2% of employee contributions, up to a maximum amount of 3.5% of an employee's compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. Company contributions for the years ended June 30, 2000, 1999, and 1998 were as follows:

                                              2000          1999          1998
                                            ------------------------------------

Matching contribution ................      $155,237      $132,835      $100,164
Discretionary contribution ...........        50,000        45,000        45,000
                                            ------------------------------------
                                            $205,237      $177,835      $145,164
                                            ====================================

During the year ended June 30, 2000, the Company entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company's matching contribution differs by officer and is a maximum of either $15,000 or $20,000 annually. Interest is computed at The Wall Street Journal prime rate, with a minimum of 8% and a maximum of 10%. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. During the year ended June 30, 2000, the Company expensed $76,860 related to the agreements. As of June 30, 2000 the liability related to the agreements totals $76,860.

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

   Common stock of $75,000 as of June 30, 1993 represented 112,500 shares of the Company's common stock issued in a private placement in 1993. Each stockholder who purchased stock in the private placement received a unit (at a price of $6.67 per unit) which consisted of one and one-half shares of the Company's common stock and one and one-half warrants. Each warrant entitled the holder to purchase an additional share of Company common stock for $7.33, exercisable by October 13, 1999. During the years ended June 30, 2000, 1999, and 1998 11,250, 30,000, and 71,250, respectively, of the warrants were exercised leaving none remaining as of June 30, 2000.

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

   The number and exercise price of options granted under the Stock Option Plan and the Stock Incentive Plan is determined by the Committee at the time the option is granted. In no event can the exercise price be less than the value of the common stock at the date of the grant for incentive stock options. All options have a 10-year life and will vest and become exercisable from 1-to-5 years after the date of the grant. Only nonqualified stock options have been issued to date.

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

   As permitted under generally accepted accounting principles, grants under the plan are accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date. Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, reported net income would not have changed by a material amount, and earnings per share would not have changed by more than 2(cent), 2(cent), and 1(cent) for the years ended June 30, 2000, 1999, and 1998, respectively.

   In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions for grants during the years ended June 30, 2000, 1999, and 1998: dividend rate of 0%: risk-free interest rates based upon current rates at the date of grant (5.62% to 6.68%); expected lives of 10 years, and expected price volatility of 15.59% to 23.11%.

   A summary of the stock option plans as of June 30, 2000, 1999, and 1998 and changes during the years ended on those dates is presented below:

                                          2000                 1999                 1998
                                    -----------------    ------------------    ------------------
                                             Weighted              Weighted              Weighted
                                              Average               Average               Average
                                             Exercise              Exercise              Exercise
                                   Shares     Price      Shares     Price      Shares      Price
                                   --------------------------------------------------------------
Outstanding, beginning ........    190,171    $ 9.36     190,887    $ 9.12     175,155    $ 7.89
  Granted .....................     25,900     14.83       8,500     18.03      19,062     20.92
  Exercised ...................    (26,060)     6.69        (720)     9.49         (75)     7.23
  Forfeited ...................     (1,006)    17.80      (8,496)    12.67      (3,255)    12.15
                                   -------               -------               -------
Outstanding, ending ...........    189,005     10.24     190,171      9.36     190,887      9.12
                                   =======               =======               =======

Exercisable, ending ...........    138,834               149,109               130,455

Weighted average fair value per
  option of options granted
  during the year .............    $  7.68              $   8.88               $  9.72

A further summary of options outstanding as of June 30, 2000 is presented below:

                               Options Outstanding
                       ------------------------------------
                                                                Options Exercisable
                                                  Weighted     ----------------------
                                                   Average      Weighted    Weighted
                                                  Remaining      Average     Average
    Range of             Number     Contractual    Exercise       Number     Exercise
 Exercise Prices      Outstanding      Life         Price      Exercisable    Price
-------------------------------------------------------------------------------------
$6.00 to $6.83           110,320     3.5 years      $ 6.68       110,320     $ 6.68
$7.83 to $8.83             8,655     5.9 years        8.75         7,005       8.75
$10.00 to $11.67             750     6.8 years       11.67           450      11.67
$12.69 to $13.25          11,000     9.6 years       13.07             -          -
$13.33 to $13.67          21,735     7.0 years       13.67        13,335      13.66
$14.08 to $21.33          36,545     9.0 years       18.42         7,724      20.38
                         -------                                 -------
                         189,005                                 138,834
                         =======                                 =======

Stock appreciation rights:

   Additionally, the Stock Incentive Plan allows the granting of stock appreciation rights (SARs). SARs are rights entitling the grantee to receive cash having a fair market value equal to the appreciation in the market value of a stated number of shares from the date of grant. Like options, the number and exercise price of SARs granted is determined by the Committee. The SARs will vest 20% per year, and the term of the SAR may not exceed 10 years from the date of the grant. As of June 30, 2000 and 1999 there were 52,050 and 39,625 SARs, respectively, outstanding, with 17,490 and 9,675, respectively, exercisable.


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


Note 16. Regulatory Capital Requirements and Restrictions on Dividends

Federal regulatory agencies have adopted various capital standards for financial institutions, including risk-based capital standards. The primary objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of financial institutions and to take into account the different risks among financial institutions' assets and off-balance-sheet items.

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to average total assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.

The actual amounts and capital ratios as of June 30, 2000 and 1999 with the minimum requirements for the Company and Bank are presented below:

                                                                                                To Be Well
                                                                                            Capitalized Under
                                                                      For Capital           Prompt Corrective
                                                Actual              Adequacy Purposes       Action Provisions
                                      -------------------------------------------------------------------------
                                         Amount        Ratio       Amount     Ratio        Amount        Ratio
                                      --------------------------------------------------------------------------
As of June 30, 2000:
  Company:
    Total risk based capital          $ 36,522,000     13.5%    $ 21,689,000  >   8.0%  $ 27,112,000  >    10.0%
                                                                             ---                     ---
    Tier 1 risk based capital           28,173,000      10.4      10,845,000  >   4.0     16,267,000  >     6.0
                                                                             ---                     ---
    Leverage ratio                      28,173,000       8.1      13,988,000  >   4.0     17,485,000  >     5.0
                                                                             ---                     ---
Bank:
  Total risk based capital            $ 28,363,000     10.7%    $ 21,165,000  >   8.0%  $ 26,457,000  >    10.0%
                                                                             ---                     ---
  Tier 1 risk based capital             25,052,000       9.5      10,583,000  >   4.0     15,874,000  >     6.0
                                                                             ---                     ---
  Leverage ratio                        25,052,000       7.4      13,481,000  >   4.0     16,852,000  >     5.0
                                                                             ---                     ---

As of June 30, 1999:
  Company:
    Total risk based capital          $ 33,695,000     13.8%    $ 19,476,000  >   8.0%  $ 24,345,000  >    10.0%
                                                                             ---                     ---
    Tier 1 risk based capital           25,060,000      10.3       9,738,000  >   4.0     14,607,000  >     6.0
                                                                             ---                     ---
    Leverage ratio                      25,060,000       8.0      12,523,000  >   4.0     15,603,000  >     5.0
                                                                             ---                     ---
Bank:
  Total risk based capital            $ 25,139,000     11.3%    $ 17,875,000  >   8.0%  $ 22,344,000  >    10.0%
                                                                             ---                     ---
  Tier 1 risk based capital             22,244,000      10.0       8,938,000  >   4.0     13,406,000  >     6.0
                                                                             ---                     ---
  Leverage ratio                        22,244,000       7.2      12,374,000  >   4.0     15,467,000  >     5.0
                                                                             ---                     ---

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

Note 17.  Earnings Per Common Share

The following information was used in the computation of basic and diluted earnings per common share for the years ended June 30, 2000, 1999, and 1998:

                                                 2000        1999        1998
                                              ----------------------------------

Basic and diluted earnings, net income .....  $2,745,527  $2,464,821  $2,393,272
                                              ==================================


Weighted average common shares outstanding . 2,309,453 2,285,500 2,196,297 Weighted average common shares issuable upon
exercise of stock options and warrants .....      76,387     113,025     157,635
                                              ----------------------------------
Weighted average common and common
equivalent shares outstanding ..............   2,385,840   2,398,525   2,353,932
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

As of June 30, 2000 and 1999, commitments to extend credit aggregated $74,934,000 and $58,119,081, respectively. As of June 30, 2000 and 1999, standby letters of credit aggregated $957,000 and $551,500, respectively. Management does not expect that all of these commitments will be funded.

Bancard is subject to the risk of chargebacks from cardholders and the merchant being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant.

The Company also has a guarantee to MasterCard International Incorporated, which is backed up by a performance bond in the amount of $1,000,000. As of June 30, 2000 there were no significant pending liabilities.

Aside from cash on-hand and in-vault, the majority of the Company's cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by $31,794,780 and $44,004,699 as of June 30, 2000 and 1999, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

Note 19.

Quarterly Results of Operations (Unaudited)

                                                    Year Ended June 30, 2000
                                         -------------------------------------------------
                                         September     December      March        June
                                           1999          1999         2000        2000
                                         -------------------------------------------------
Total interest income ................   $5,800,637   $5,935,251   $5,952,519   $6,390,791
Total interest expense ...............    3,102,826    3,329,541    3,299,703    3,556,523
                                         -------------------------------------------------
        Net interest income ..........    2,697,811    2,605,710    2,652,816    2,834,268
Provision for loan losses ............      274,700      296,800       85,600      394,718
Noninterest income ...................    1,372,113    1,623,759    1,624,409    1,534,135
Noninterest expenses .................    2,773,541    2,727,889    2,960,061    3,005,970
                                         -------------------------------------------------
        Net income before income taxes    1,021,683    1,204,780    1,231,564      967,715
Federal and state income taxes .......      389,035      461,860      471,890      357,430
                                         -------------------------------------------------
        Net income ...................   $  632,648   $  742,920   $  759,674   $  610,285
                                         =================================================

Earnings per common share:
  Basic ..............................   $     0.28   $     0.32   $     0.33   $     0.26
  Diluted ............................         0.26         0.31         0.32         0.26


                                                    Year Ended June 30, 1999
                                         -------------------------------------------------
                                         September     December      March        June
                                           1998          1998         1999        1999
                                         -------------------------------------------------

Total interest income ................   $4,785,014   $4,949,961   $4,948,755   $5,432,190
Total interest expense ...............    2,692,979    2,718,434    2,673,931    2,941,342
                                         -------------------------------------------------
        Net interest income ..........    2,092,035    2,231,527    2,274,824    2,490,848
Provision for loan losses ............      252,000      174,200      218,200      247,400
Noninterest income ...................    1,191,066    1,329,819    1,437,189    1,602,377
Noninterest expenses .................    2,301,829    2,376,376    2,472,977    2,527,717
                                         -------------------------------------------------
        Net income before income taxes      729,272    1,010,770    1,020,836    1,318,108
Federal and state income taxes .......      290,451      391,314      406,889      525,511
                                         -------------------------------------------------
        Net income ...................   $  438,821   $  619,456   $  613,947   $  792,597
                                         =================================================

Earnings per common share:
  Basic ..............................   $     0.19   $     0.27   $     0.27   $     0.35
  Diluted ............................         0.18         0.26         0.25         0.34


                                                    Year Ended June 30, 1998
                                         -------------------------------------------------
                                         September     December      March        June
                                           1997          1997         1998        1998
                                         -------------------------------------------------

Total interest income ................   $3,305,107   $3,617,832   $3,797,383   $4,356,245
Total interest expense ...............    1,757,272    1,963,477    2,157,917    2,463,355
                                         -------------------------------------------------
        Net interest income ..........    1,547,835    1,654,355    1,639,466    1,892,890
Provision for loan losses ............      304,355      215,643      233,260      148,718
Noninterest income ...................      922,495      872,117    1,134,103    3,219,702
Noninterest expenses .................    1,606,833    1,706,098    2,048,517    2,548,367
                                         -------------------------------------------------
        Net income before income taxes      559,142      604,731      491,792    2,415,507
Federal and state income taxes .......      218,200      237,075      191,425    1,031,200
                                         -------------------------------------------------
        Net income ...................   $  340,942   $  367,656   $  300,367   $1,384,307
                                         =================================================

Earnings per common share:
  Basic ..............................   $     0.15   $     0.17   $     0.14   $     0.63
  Diluted ............................         0.14         0.15         0.13         0.60

Note 20.  Parent Company Only Financial Statements

The following is condensed financial information of Quad City Holdings, Inc. (parent company only):


                            Condensed Balance Sheets

                                                                 June 30,
                                                       ----------------------------
ASSETS                                                      2000           1999
-----------------------------------------------------------------------------------
Cash and due from banks ............................   $  1,803,841    $  4,911,367
Securities available for sale, at fair value .......      1,131,073         189,625
Investment in Quad City Bank and Trust Company .....     23,992,847      21,916,436
Investment in Quad City Bancard, Inc. ..............      2,529,026       1,432,802
Investment in Quad City Holdings Capital Trust I ...        390,432         380,000
Net loans receivable ...............................        532,443              --
Other assets .......................................      1,895,581       1,984,519
                                                       ----------------------------
        Total assets ...............................   $ 32,275,243    $ 30,814,749
                                                       ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------
Liabilities:
  COMR preferred securities of subsidiary trust ....   $ 12,000,000    $ 12,000,000
  Other liabilities ................................        203,824         341,278
                                                       ----------------------------
        Total liabilities ..........................     12,203,824      12,341,278
                                                       ----------------------------

Stockholders' Equity:
  Common stock .....................................      2,325,416       2,296,251
  Additional paid-in capital .......................     12,147,984      11,959,080
  Retained earnings ................................      7,296,017       4,550,490
  Accumulated other comprehensive (loss) ...........     (1,098,518)       (332,350)
  Less cost of common shares acquired for the
    treasury .......................................       (599,480)             --
                                                       ----------------------------
        Total stockholders' equity .................     20,071,419      18,473,471
                                                       ----------------------------
Total liabilities and stockholders' equity .........   $ 32,275,243    $ 30,814,749
                                                       ============================


                         Condensed Statements of Income

                                                                       Year Ended June 30,
                                                             ------------------------------------
                                                                2000         1999         1998
-------------------------------------------------------------------------------------------------
Total interest income ....................................   $  197,387   $   78,763   $   48,178
Investment securities gains, net .........................       21,983        5,474        8,734
Equity in net income of Quad City Bank and
  Trust Company ..........................................    2,808,058    2,212,931    1,208,090
Equity in net income of Quad City Bancard, Inc. ..........      596,224      564,886    1,325,992
Equity in net income of Quad City Holdings Capital Trust I       10,432           --           --
Other ....................................................      233,927       85,945       81,435
                                                             ------------------------------------
        Total income .....................................    3,868,011    2,947,999    2,672,429
                                                             ------------------------------------

Interest expense .........................................    1,137,402      220,794      129,271
Other ....................................................      583,282      495,284      304,186
                                                             ------------------------------------
        Total expenses ...................................    1,720,684      716,078      433,457
                                                             -----------------------------------

        Income before income tax benefit .................    2,147,327    2,231,921    2,238,972

Income tax benefit .......................................      598,200      232,900      154,300
                                                             ------------------------------------
        Net income .......................................   $2,745,527   $2,464,821   $2,393,272
                                                             ====================================

                       Condensed Statements of Cash Flows

                                                                          Year Ended June 30,
                                                             --------------------------------------------
                                                                  2000           1999            1998
---------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income .............................................   $  2,745,527    $  2,464,821    $  2,393,272
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Distributions in excess of (less than) earnings of:
      Quad City Bank and Trust Company ...................     (2,808,058)     (2,212,931)     (1,208,090)
      Quad City Bancard, Inc. ............................       (596,224)       (564,886)        574,008
      Quad City Holdings Capital Trust I .................        (10,432)             --              --
    Depreciation .........................................          4,543           4,036           3,520
    Provision for loan losses ............................          6,000          (7,500)             --
    Investment securities gains, net .....................        (21,983)         (5,474)         (8,734)
    Tax benefit of nonqualified stock options exercised ..         81,178           3,218              --
    (Increase) decrease in accrued interest receivable ...        (20,140)          4,780             749
    (Increase) decrease in other assets ..................        130,943        (770,199)       (605,877)
    Increase (decrease) in other liabilities .............       (137,454)        220,129         (14,606)
                                                             --------------------------------------------
        Net cash provided by (used in) operating
        activities .......................................       (626,100)       (864,006)      1,134,242
                                                             --------------------------------------------

Cash Flows from Investing Activities:
  Purchase of securities available for sale ..............     (1,228,400)        (67,400)         (5,958)
  Proceeds from sale of securities available for sale ....        250,426          32,865          14,020
  Capital infusion, Quad City Bank and Trust Company .....             --      (2,000,000)     (3,200,000)
  Capital infusion, Quad City Bancard, Inc. ..............       (500,000)       (500,000)             --
  Capital infusion, Quad City Holdings Capital Trust I  ..             --        (380,000)             --
  Net loans (originated) repaid ..........................       (538,443)        510,344        (169,850)
  (Purchase) disposal of premises and equipment ..........         (2,420)         (2,420)         10,623
                                                             --------------------------------------------
        Net cash (used in) investing activities ..........     (2,018,837)     (2,406,611)     (3,351,165)
                                                             --------------------------------------------

Cash Flows from Financing Activities:
  Net (decrease) in other borrowings .....................             --      (1,500,000)             --
  Proceeds from issuance of preferred securities of
    subsidiary trust .....................................             --      12,000,000              --
  Redemption of preferred stock ..........................             --      (2,977,884)             --
  Purchase of treasury stock .............................       (599,480)             --              --
  Proceeds from issuance of preferred stock ..............             --              --       1,500,000
  Proceeds from issuance of common stock, net of
  simultaneous redemptions ...............................        136,891         225,940         523,043
                                                             --------------------------------------------
        Net cash provided by (used in) financing activities      (462,589)      7,748,056       2,023,043
                                                             --------------------------------------------

Net increase (decrease) in cash and due from banks .......     (3,107,526)      4,477,439        (193,880)

Cash and due from banks:
  Beginning ..............................................      4,911,367         433,928         627,808
                                                             --------------------------------------------
  Ending .................................................   $  1,803,841    $  4,911,367    $    433,928
                                                             ============================================

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

   Deposits: The fair values disclosed for demand deposits equal their carrying amounts, which represents the amount payable on demand. Fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregate expected monthly maturities on time deposits.

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

   Commitments to extend credit: The fair value of these commitments is not material.

The carrying values and estimated fair values of the Company's financial instruments as of June 30, 2000 and 1999 are presented as follows:

                                                                2000                         1999
                                                     ---------------------------   ---------------------------
                                                       Carrying      Estimated      Carrying       Estimated
                                                         Value       Fair Value       Value        Fair Value
                                                     ---------------------------------------------------------
Cash and due from banks ..........................   $ 15,130,357   $ 15,130,357   $  8,528,195   $  8,528,195
Federal funds sold ...............................     26,105,000     26,105,000     39,125,000     39,125,000
Certificates of deposit at financial institutions      12,776,463     12,776,463     12,535,193     12,535,193
Investment securities:
  Held to maturity ...............................        574,988        565,237        724,415        727,115
  Available for sale .............................     55,554,062     55,554,062     49,533,909     49,533,909
Loans receivable, net ............................    238,235,450    237,441,000    195,081,235    196,217,000
Accrued interest receivable ......................      2,633,120      2,633,120      2,006,503      2,006,503
Deposits .........................................    288,066,756    287,771,000    247,965,879    248,312,000
Short-term borrowings ............................     20,771,724     20,771,724      9,685,877      9,685,877
Federal Home Loan Bank advances ..................     22,425,398     22,287,000     24,605,890     24,742,000
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  subordinated debentures ........................     12,000,000     11,896,154     12,000,000     12,000,000
Accrued interest payable .........................      1,852,267      1,852,267      1,588,263      1,588,263

Note 22.  Business Segment Information

Selected financial information on the Company's business segments is presented as follows for the years ended June 30, 2000, 1999, and 1998:

                                                                       Year Ended June 30,
                                                        -----------------------------------------------
                                                             2000             1999            1998
                                                        -----------------------------------------------
Quad City Holdings, Inc.:
  Revenue ...........................................   $     265,204    $      48,485    $     114,347
  Net income (loss) .................................        (839,280)        (312,996)        (140,810)
  Assets ............................................       3,696,110        2,182,658        1,906,958
  Depreciation ......................................           4,543            4,036            3,520
  Capital expenditures ..............................           2,420            2,420               --

Quad City Bank and Trust Company, excluding
  Trust Department:
  Revenue ...........................................      25,563,964       22,040,065       16,408,561
  Net income ........................................       2,446,654        1,881,433          947,510
  Assets ............................................     361,927,225      317,059,752      247,441,852
  Depreciation ......................................         584,872          589,287          389,177
  Capital expenditures ..............................         751,653          451,535        2,870,009

Quad City Bancard, Inc.:
  Revenue ...........................................       2,520,136        2,067,303        3,563,574
  Net income ........................................         674,800          564,886        1,325,992
  Assets ............................................       1,998,280        2,103,805          802,179
  Depreciation ......................................          46,423           33,752           29,660
  Capital expenditures ..............................          43,770           66,468           28,786

Trust Department, Quad City Bank and Trust Company:
  Revenue ...........................................       1,884,310        1,520,518        1,138,502
  Net income ........................................         463,353          331,498          260,580
  Assets ............................................             N/A              N/A              N/A
  Depreciation ......................................             N/A              N/A              N/A
  Capital expenditures ..............................             N/A              N/A              N/A


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

         (b)      Reports on Form 8-K

                  Quad City filed a current report on Form 8-K dated April 5, 2000 with the Securities and Exchange Commission on June 9, 2000.

         (c)      Exhibits

                  The Index to Exhibits appears at page xx of this report.

                                                                      Appendix A

                           SUPERVISION AND REGULATION

General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of Quad City Holdings, Inc. (the "Company") can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Iowa Superintendent of Banking (the "Superintendent"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

Recent Regulatory Developments

The Gramm-Leach-Bliley Act (the "Act"), which was enacted in November, 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the Act to engage, through "financial subsidiaries," in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

Various bank regulatory agencies have begun issuing regulations as mandated by the Act. During June 2000, all of the federal bank regulatory agencies jointly issued regulations implementing the privacy provisions of the Act. In addition, the Federal Reserve issued interim regulations establishing procedures for bank holding companies to elect to become financial holding companies and listing the financial activities permissible for financial holding companies, as well as describing the extent to which financial holding companies may engage in securities and merchant banking activities. The Federal Reserve has issued an interim regulation regarding the parameters under which state member banks may establish and maintain financial subsidiaries. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Quad City Bank and Trust Company, a banking subsidiary of the Company (the "Bank"), has not applied for or received approval to establish financial subsidiaries.

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

Federal law also prohibits any person or company from acquiring "control" of a bank or a bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or a bank holding company.

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

As of June 30, 2000, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 13.5% and a leverage ratio of 8.1%.

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

During the semi-annual period ending June 30, 2000, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning July 1, 2000, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the calendar year ended December 31, 1999, the FICO assessment rate for SAIF members ranged between approximately 0.058% of deposits and approximately 0.061% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.0116% of deposits and approximately 0.0122% of deposits. During the fiscal year ended June 30, 2000, the Bank paid FICO assessments totaling $41,646.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Superintendent to fund the operations of the Superintendent. During the fiscal year ended June 30, 2000, the Bank paid supervisory assessments to the Superintendent totaling $73,910.

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

During the fiscal year ended June 30, 2000, the Bank was not required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement. As of June 30, 2000, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 7.4% and a risk-based capital ratio of 10.7%.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of June 30, 2000, the Bank was well capitalized, as defined by Federal Reserve regulations.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 2000. As of June 30, 2000, approximately $1.9 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

Branching Authority. Iowa law strictly regulates the establishment of bank offices. Under the Iowa Banking Act, an Iowa state bank, such as the Bank, generally may not establish a bank office outside the boundaries of the counties contiguous to, or cornering upon, the county in which the principal place of business of the bank is located. Further, Iowa law prohibits an Iowa bank from establishing de novo branches in a municipality other than the municipality in which the bank's principal place of business is located, if another bank already operates one or more offices in the municipality in which the de novo branch is to be located.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Iowa permits interstate bank mergers, subject to certain restrictions, including a prohibition against interstate mergers involving an Iowa bank that has been in existence and continuous operation for fewer than five years. In 1997, the Company formed a de novo Illinois bank that was merged into the Bank, resulting in the Bank establishing a branch office in Illinois. Under Illinois law, the Bank may continue to establish offices in Illinois to the same extent permitted for an Illinois bank (subject to certain conditions, including certain regulatory notice requirements).

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

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.3 million, the reserve requirement is $1.329 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

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

          Distribution of Assets, Liabilities and Stockholders' Equity;
                   Interest Rates and Interest Differential.

A and B.  Consolidated  Average  Balance  Sheets and  Analysis  of Net  Interest
          Earnings

                                                                        Years Ended June 30,
                                    -----------------------------------------------------------------------------------------------
                                                 2000                          1999                             1998
                                    ------------------------------  ----------------------------   --------------------------------
                                                Interest  Average             Interest  Average                Interest    Average
                                    Average     Earned    Yield Or  Average   Earned    Yield Or   Average     Earned Or   Yield Or
                                    Balance     Or Paid    Cost     Balance   Or Paid    Cost      Balance       Paid       Cost
                                    -----------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
ASSETS
Interest earnings assets:
Federal funds sold ..............   $ 27,068    $ 1,488     5.50%   $ 30,224   $ 1,492    4.94%    $ 11,005    $   646      5.87%
Certificates of deposit at
    financial institutions ......     12,444        778     6.25      11,814       696    5.89        7,173        441      6.15
Investment securities (1) .......     56,898      3,448     6.06      41,468     2,286    5.51       31,457      1,906      6.06
Net loans receivable (2) ........    209,311     18,365     8.77     182,130    15,642    8.59      139,860     12,084      8.64
                                    -------------------             ------------------             -------------------
    Total Interest earning assets    305,721     24,079     7.88     265,636    20,116    7.57      189,495     15,077      7.96

Noninterest-earning assets:
Cash and due from banks .........   $ 13,699                        $  9,431                       $  9,595
Premises and equipment ..........      7,612                           7,536                          6,527
Other ...........................      8,822                           5,157                          3,756
                                    --------                        --------                       --------
  Total assets ..................   $335,854                        $287,760                       $209,373
                                    ========                        ========                       ========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing liabilities:
 Interest-bearing demand
   deposits .....................   $ 81,979      2,709     3.30%   $ 75,530     2,559    3.39%   $ 56,612      2,053      3.63%
 Savings deposits ...............      6,112        125     2.05       4,654        93    2.00       2,954         65      2.20
 Time deposits ..................    134,245      7,291     5.43     113,752     6,358    5.59      83,790      4,853      5.79
 Short-term borrowings ..........     14,530        665     4.58       5,414       258    4.77         166          9      5.42
 Federal Home Loan Bank advances      22,048      1,361     6.17      25,393     1,539    6.06      20,220      1,234      6.10
 COMR ...........................     12,000      1,137     9.48       1,000        63    6.30           0          0      0.00
 Other borrowings ...............          0          0     0.00       2,125       157    7.39       1,500        128      8.53
                                    -------------------             ------------------            -------------------
  Total Interest bearing
    liabilities .................    270,914     13,288     4.90     227,868    11,027    4.84     165,242      8,342      5.05
Noninterest-bearing demand ......     40,072                          33,619                        23,545
Other noninterest-bearing
   liabilities ..................      5,492                           5,974                         3,896
  Total liabilities .............    316,479                         267,461                       192,683
Stockholders' equity ............     19,376                          20,299                        16,690
                                    --------                        --------                      --------
       Total liabilities and
          stockholders' equity ..   $335,854                        $287,760                      $209,373
                                    ========                        ========                      ========
Net interest income .............              $ 10,791                        $ 9,089                        $ 6,735
                                               ========                        =======                        =======
Net interest spread .............                           2.98%                         2.73%                            2.91%
                                                            =====                         =====                            =====

Net interest margin .............                           3.53%                         3.42%                            3.55%
                                                            =====                         =====                            =====

       Ratio of average interest
         earning assets to
         average interest-
         bearing liabilities ....    112.85%                         116.57%                       114.68%
                                   =========                        ========                      ========

(1) Interest earned and yields on nontaxable investment securities are stated at face rate.

(2) Loan fees are not material and are included in interest income from loans receivable.

I. Interest Rates and Interest Differential.

C. Analysis of Changes of Interest Income/Interest Expense For the years ended June 30, 2000, 1999 and 1998.

                                                                                    Components
                                                                     Inc./(Dec.)   of Change (1)
                                                                        from      -----------------
                                                                     Prior Year    Rate     Volume
                                                                     ------------------------------
                                                                              2000 vs. 1999
                                                                     ------------------------------
                                                                         (Dollars in thousands)
INTEREST INCOME
Federal funds sold ................................................   $    (4)    $  160   $  (164)
Certificates of deposit at financial institutions .................        81         43        38
Investment securities (2) .........................................     1,163        246       917
Net loans receivable (3) ..........................................     2,723        344     2,379
                                                                      -----------------------------
        Total change in interest income ...........................   $ 3,963    $   793   $ 3,170
                                                                      -----------------------------

INTEREST EXPENSE
Interest-bearing demand deposits ..................................   $   150    $   (64)  $   214
Savings deposits ..................................................        32          2        30
Time deposits .....................................................       933       (185)    1,118
Short-term borrowings .............................................       407        (10)      417
Federal Home Loan Bank advances ...................................      (178)        28      (206)
COMR ..............................................................     1,074          0     1,074
Other borrowings ..................................................      (157)       (79)      (78)
                                                                      -----------------------------
        Total change in interest expense ..........................     2,261    $  (308)  $ 2,569
                                                                      -----------------------------

Total change in net interest income ...............................   $ 1,702    $ 1,101   $   601
                                                                      =============================


                                                                              1999 vs 1998
                                                                      -----------------------------
INTEREST INCOME
Federal funds sold ................................................   $   846    $  (118)    $  964
Certificates of deposit at financial institutions .................       255        (19)       274
Investment securities (2) .........................................       380       (184)       564
Net loans receivable (3) ..........................................     3,558        (73)     3,631
                                                                      -----------------------------
        Total change in interest income ...........................   $ 5,039    $  (394)   $ 5,433
                                                                      -----------------------------

INTEREST EXPENSE
Interest-bearing demand deposits ..................................   $   506    $  (143)   $   649
Savings deposits ..................................................        28         (6)        34
Time deposits .....................................................     1,505       (175)     1,680
Short-term borrowings .............................................       249         (2)       251
Federal Home Loan Bank advances ...................................       305         (9)       314
COMR ..............................................................        63          0         63
Other borrowings ..................................................        29        (18)        47
                                                                      -----------------------------
        Total change in interest expense ..........................   $ 2,685    $  (353)    $3,038
                                                                      -----------------------------

Total change in net interest income ...............................   $ 2,354    $   (41)   $ 2,395
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

II. Investment Portfolio.

A. Investment Securities

The following table presents the amortized cost and fair value of investment securities held on June 30, 2000, 1999 and 1998.

                                                             Gross         Gross
                                             Amortized     Unrealized    Unrealized       Fair
                                                Cost         Gains        (Losses)        Value
                                            ------------------------------------------------------
June 30, 2000
-------------

Securities held to maturity:
Municipal securities ....................   $   499,988   $         0   $    (8,769)    $  491,219
Other bonds .............................        75,000             0          (982)        74,018
                                            ------------------------------------------------------
    Totals ..............................   $   574,988   $         0   $    (9,751)    $  565,237
                                            ======================================================

Securities available for sale:
U.S. treasury securities ................   $ 3,000,406   $         0   $   (11,607)   $ 2,988,799
U.S. agency securities ..................    40,199,557        23,275    (1,018,786)    39,204,046
Mortgage-backed securities ..............     7,006,906             0      (297,413)     6,709,493
Municipal securities ....................     5,821,229             0      (300,577)     5,520,652
Trust preferred securities ..............       919,495             0       (49,780)       869,715
Other securities ........................       277,925         1,474       (18,042)       261,357
                                            ------------------------------------------------------
    Totals ..............................   $57,225,518   $    24,749   $(1,696,205)   $55,554,062
                                            ======================================================

June 30, 1999
-------------

Securities held to maturity:
Municipal securities ....................       699,415         2,115             0       701,530
Other bonds .............................        25,000           585             0        25,585
                                            ------------------------------------------------------
    Totals ..............................   $   724,415   $     2,700   $         0   $   727,115
                                            ======================================================
Securities available for sale:
U.S. treasury securities ................   $ 9,001,845   $    47,862   $    (4,866)   $ 9,044,841
U.S. agency securities ..................    29,267,483         1,267      (390,870)    28,877,880
Mortgage-backed securities ..............     8,390,795         5,319      (183,867)     8,212,247
Municipal securities ....................     3,180,714        40,741       (12,139)     3,209,316
Other securities ........................       197,464           102        (7,941)       189,625
                                            ------------------------------------------------------
    Totals ..............................   $50,038,301   $    95,291   $  (599,683)   $49,533,909
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
                                            ======================================================

B. Investment Securities Maturities and Yields

The following table presents the maturity of securities held on June 30, 2000 and the weighted average rates by range of maturity:

                                                                        Average
                                                           Amount        Yield
                                                        ------------------------
U.S. treasury securities:
     Within 1 year ..................................   $ 3,000,406      5.40%
                                                        ------------------------
          Total .....................................   $ 3,000,406      5.40%
                                                        ========================

U.S. agency securities:
     Within 1 year ..................................   $ 2,999,302      6.01%
     After 1 but within 5 years .....................    32,199,691      5.84%
     After 5 but within 10 years ....................     5,000,564      7.20%
                                                        ------------------------
          Total .....................................   $40,199,557      6.03%
                                                        ========================

Mortgage-backed securities:
     Within 1 year ..................................   $   370,136      5.57%
     After 1 but within 5 years .....................       853,882      6.34%
     After 5 but within 10 years ....................     1,898,279      5.81%
     After 10 years .................................     3,884,609      5.94%
                                                        ------------------------
          Total .....................................   $ 7,006,906      5.93%
                                                        ========================

Municipal securities (1):
     After 1 but within 5 years .....................     1,626,237      5.27%
     After 5 but within 10 years ....................     1,374,037      4.80%
     After 10 years .................................     3,320,943      5.05%
                                                        ------------------------
          Total .....................................   $ 6,321,217      5.04%
                                                        ========================

Trust preferred securities:
     After 10 years .................................   $   919,495      9.43%
                                                        ========================

Other bonds:
     After 1 but within 5 years .....................   $    75,000      6.50%
                                                        ========================

Other securities with no maturity or stated
  face rate .........................................   $   277,925
                                                        ===========

The Company does not use any financial instruments referred to as derivatives to manage interest rate risk.

(1)  Average yields on nontaxable investment securities are stated at face rate.

C. Investment Concentrations

As of June 30, 2000, there existed no security in the investment portfolio above (other than U.S. Government and U.S. Government agencies) that exceeded 10% of stockholders' equity at that date.

III.     Loan Portfolio.

A. Types of Loans

The composition of the loan portfolio at June 30, 2000, 1999, 1998, 1997, and 1996 is presented as follows:

                                     2000            1999             1998             1997            1996
----------------------------------------------------------------------------------------------------------------

Commercial .................   $ 167,682,652    $ 136,206,893    $  99,097,297    $  68,634,556    $  40,338,645
Real estate - construction .       3,463,682        3,367,458        1,798,257        1,778,310          750,462
Real estate ................      36,301,379       27,591,886       29,347,260       18,515,130        8,261,146
Installment and other
   consumer ................      34,405,138       30,810,455       32,732,322       19,437,433        7,459,467
                               ---------------------------------------------------------------------------------
     Total loans ...........     241,852,851      197,976,692      162,975,136      108,365,429       56,809,720
Less allowance for
   Estimated losses on loans      (3,617,401)      (2,895,457)      (2,349,838)      (1,632,500)        (852,500)
                               ---------------------------------------------------------------------------------
     Net loans .............   $ 238,235,450    $ 195,081,235    $ 160,625,298    $ 106,732,929    $  55,957,220
                               =================================================================================


B. Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents consolidated loan maturities by yearly ranges. Also included for loans after one year are the amounts that have predetermined interest rates and floating or adjustable rates.

                                                                                 Maturities After One Year

                                                                               ------------------------------
At June 30, 2000                    Due in one    Due after one    Due after   Predetermined     Adjustable
                                   year or less  through 5 years    5 years    interest rates  interest rates
                                   --------------------------------------------------------------------------

Commercial .....................   $ 59,350,274   $ 81,101,842   $ 27,230,536   $ 83,097,337    $ 25,235,041
Real estate - construction .....      3,425,642         38,040              0         38,040               0
Real estate ....................      1,938,340      1,600,056     32,762,983     11,349,343      23,013,696
Installment and
   other consumer ..............      8,411,942     24,289,347      1,703,849     23,130,431       2,862,765
                                   -------------------------------------------------------------------------
     Totals ....................   $ 73,126,198   $107,029,285   $ 61,697,368   $117,615,151    $ 51,111,502
                                   =========================================================================

C. Risk Elements

1. Nonaccrual, Past Due and Renegotiated Loans.

                             2000          1999         1998         1997         1996
                          --------------------------------------------------------------
Loans accounted for on
    nonaccrual basis ..   $ 382,745    $1,287,727   $1,025,761   $  230,591   $        0
Accruing loans past due
   90 days or more ....     352,376       238,046      259,277      223,966      306,774
Other real estate owned           0       119,600            0            0            0
Troubled debt
    restructurings                0             0            0            0            0
                          --------------------------------------------------------------
     Total ............   $ 735,121    $1,645,373   $1,285,038   $  454,557   $  306,774
                          ==============================================================

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

3.   Foreign Outstandings. None

4. Loan Concentrations. Loan concentrations are disclosed in the Notes to Consolidated Financial Statements in Note 4.

D.   Other Interest Bearing Assets

There are no interest bearing assets required to be disclosed here.

IV.  Summary of Loan Loss Experience.

A.   Analysis of the Allowance for Estimated Losses on Loans

     The following table summarizes activity in the allowance for estimated losses on loans of the Company for the fiscal years ending June 30, 2000, 1999, 1998, 1997, and 1996:

                                                  2000          1999           1998           1997           1996
                                             ------------------------------------------------------------------------
Average amount of loans outstanding,
   before allowance for estimated
   losses on loans .......................   $212,497,181   $184,756,698   $141,974,417   $ 81,251,090   $ 44,749,454

Allowance for estimated losses on loans:
Balance, beginning of fiscal year ........   $  2,895,457   $  2,349,838   $  1,632,500   $    852,500   $    472,475
 Charge-offs:
      Commercial .........................        (43,295)      (104,596)       (62,763)       (26,141)      (117,555)
      Real estate ........................         (6,822)       (25,142)             0              0              0
      Installment and other
         consumer ........................       (376,591)      (348,777)      (142,471)       (38,772)        (2,817)
                                             ------------------------------------------------------------------------
     Subtotal charge-offs ................       (426,708)      (478,515)      (205,234)       (64,913)      (120,372)
                                             ------------------------------------------------------------------------
 Recoveries:
     Commercial ..........................            762         53,314         13,146            266              0
      Real estate ........................              0              0              0              0              0
      Installment and other consumer .....         96,072         79,020          7,450            256              0
                                             ------------------------------------------------------------------------
     Subtotal recoveries .................         96,834        132,334         20,596            522              0
                                             ------------------------------------------------------------------------

     Net charge-offs .....................       (329,874)      (346,181)      (184,638)       (64,391)      (120,372)
Provision charged to expense .............      1,051,818        891,800        901,976        844,391        500,397
                                             ------------------------------------------------------------------------
Balance, end of fiscal year ..............   $  3,617,401   $  2,895,457   $  2,349,838   $  1,632,500   $    852,500
                                             ========================================================================
Ratio of net charge-offs to
   average loans outstanding .............          0.16%          0.19%          0.13%          0.08%          0.27%

B. Allocation of the Allowance for Estimated Losses on Loans

The following table presents the allowance for estimated losses on loans by type of loans and the percentage of loans in each category to total loans:

                                                          %                      %                        %
                                                       Of Loans               Of Loans                 Of Loans
                                                       to Total               to Total                 to Total
                                             Amount      Loans      Amount      Loans       Amount       Loans
                                           --------------------   ---------------------   --------------------
                                                  2000                    1999                   1998
                                           --------------------   ---------------------   --------------------
Commercial .............................   $2,863,319    69.33%   $2,164,668     68.80%   $1,213,439     60.81%
Real estate - construction .............        8,659     1.43%        8,419      1.70%        4,496      1.10%
Real estate ............................      121,530    15.01%      102,693     13.94%       74,702     18.01%
Installment and other ..................      617,893    14.23%      578,937     15.56%      515,489     20.08%
         consumer
Unallocated ............................        6,000       N/A       49,159        N/A      541,712       N/A
                                           --------------------   ---------------------   --------------------
     Total .............................   $3,617,401   100.00%   $2,895,457    100.00%   $2,349,838   100.00%
                                           ====================   =====================   ====================

                                                  1997                   1996
                                          --------------------    -------------------

Commercial .............................  $  799,566     63.34%   $        0    71.01%
Real estate - construction .............       4,446      1.64%            0     1.32%
Real estate ............................      62,296     17.09%            0    14.54%
Installment and other ..................     387,096     17.93%            0    13.13%

Unallocated ............................     379,096        N/A      852,500      N/A
                                          ---------------------   -------------------
     Total .............................  $1,632,500    100.00%   $  852,500   100.00%
                                          =====================   ====================

V. Deposits.

The average amount of and average rate paid for the categories of deposits for the years 2000, 1999, and 1998 are disclosed in the consolidated average balance sheets and can be found on page 2 of Appendix B.

Included in interest bearing deposits at June 30, 2000, 1999, and 1998 were certificates of deposit totaling $50,814,599, $37,103,749, and $31,937,377 respectively, that were $100,000 or greater. Maturities of these certificates were as follows:

                                               2000         1999         1998
                                          --------------------------------------

One to three months ....................  $ 24,105,269  $13,313,388  $ 8,633,273
Three to six months ....................    11,176,203    6,339,507    9,647,980
Six to twelve months ...................    11,781,428    9,901,595   10,997,407
Over twelve months .....................     3,751,699    7,549,259    2,658,717
                                          --------------------------------------
     Total certificates of
       deposit greater than $100,000 ...   $50,814,599  $37,103,749  $31,937,377
                                          ======================================

VI. Return on Equity and Assets.

The following table presents the return on assets and equity and the equity to assets ratio of the Company for the years ended June 30, 2000, 1999, and 1998.

                                2000           1999            1998
                           --------------------------------------------
Average total assets ...   $335,854,396    $287,760,434    $209,373,383
Average equity .........     19,375,865    $ 20,299,371    $ 16,690,420
Net income .............      2,745,527    $  2,464,821    $  2,393,272
Return on average assets           .82%            .86%           1.14%
Return on average equity         14.17%          12.14%          14.34%
Average equity to
  average assets ratio            5.77%           7.05%           7.97%


VII. Short Term Borrowings.

The information requested is disclosed in the Notes to Consolidated Financial Statements in Note 7.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            QUAD CITY HOLDINGS, INC.

Dated:  September 28, 2000          By:    /s/ Douglas M. Hultquist
                  ------                   -------------------------------------
                                           Douglas M. Hultquist
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                   Title                                       Date

/s/ Michael A. Bauer                Chairman of the Board of Directors          September 28, 2000
----------------------------
Michael A. Bauer

/s/ Douglas M. Hultquist            President, Chief Executive                  September 28, 2000
----------------------------        and Financial Officer and Director
Douglas M. Hultquist


/s/ Richard R. Horst                Director and Secretary                      September 28, 2000
----------------------------
Richard R. Horst

/s/ James J. Brownson               Director                                    September 28, 2000
----------------------------
James J. Brownson

/s/ Ronald G. Peterson              Director                                    September 28, 2000
Ronald G. Peterson

/s/ John W. Schricker               Director                                    September 28, 2000
----------------------------
John W. Schricker

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

 10.1        Employment Agreement
             between Quad City
             Holdings, Inc., Quad
             City Bank and Trust
             Company and Michael
             A. Bauer dated July 1,
             2000                                                       X

 10.2        Employment Agreement
             between Quad City
             Holdings, Inc., Quad
             City Bank and Trust
             Company and Douglas
             M. Hultquist dated
             July 1, 2000                                              X

 10.3        Executive Deferred
             Compensation Agreement
             between Quad City Bank
             and Trust Company and
             Michael A. Bauer dated
             June 28, 2000                                             X

 10.4        Executive Deferred
             Compensation Agreement
             between Quad City Bank
             and Trust Company and
             Douglas M. Hultquist
             dated June 28, 2000                                       X

 10.5        Lease Agreement between
             Quad City Bank and Trust
             Company and 56 Utica
             L.L.C.                                                    X


                                         Incorporated
                                         Herein by in                  Filed       Sequential
Exhibit No.    Description               Reference To               Herewith        Page No.
---------------------------------------------------------------------------------------------


 12.1        Statement re: Computation
             of Ratios                                                   X


 21.1        Subsidiaries of Quad
             City Holdings, Inc.                                         X


 23.1        Consent of McGladrey
             and Pullen                                                  X

 27.1        Financial Data Schedule                                     X