Form 10-Q
period 2000-09-30
QUAD CITY HOLDINGS INC
filed 2000-11-07
CIK 906465

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

                      Consolidated Balance Sheets,
                      September 30, 2000 and June 30, 2000

                      Consolidated Statements of Income,
                      For the Three Months Ended September 30, 2000 and 1999

                      Consolidated Statements of Cash Flows,
                      For the Three Months Ended September 30, 2000 and 1999

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

           Item 5          Other Information

           Item 6          Exhibits and Reports on Form 8-K

           Signatures

                               QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  September 30, 2000 and June 30, 2000

                                                                   September 30,       June 30,
                                                                        2000             2000
                                                                   ------------------------------
ASSETS
Cash and due from banks ........................................   $  16,076,382    $  15,130,357
Federal funds sold .............................................      29,195,000       26,105,000
Certificates of deposit at financial institutions ..............      11,098,188       12,776,463

Securities held to maturity, at amortized cost .................         575,132          574,988
Securities available for sale, at fair value ...................      54,972,590       55,554,062
                                                                   ------------------------------
                                                                      55,547,722       56,129,050
                                                                   ------------------------------

Loans receivable ...............................................     251,782,053      241,852,851
Less: Allowance for estimated losses on loans ..................      (3,777,651)      (3,617,401)
                                                                   ------------------------------
                                                                     248,004,402      238,235,450
                                                                   ------------------------------

Premises and equipment, net ....................................       7,748,748        7,715,621
Accrued interest receivable ....................................       2,808,069        2,633,120
Other assets ...................................................      10,497,629        8,896,554
                                                                   ------------------------------
        Total assets ...........................................   $ 380,976,140    $ 367,621,615
                                                                   ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing .........................................   $  46,195,578    $  44,043,932
   Interest-bearing ............................................     251,923,851      244,022,824
                                                                   ------------------------------
     Total deposits ............................................     298,119,429      288,066,756
                                                                   ------------------------------

Short-term borrowings ..........................................      20,089,696       20,771,724
Federal Home Loan Bank advances ................................      25,335,219       22,425,398
Company obligated manditorily redeemable preferred securities of      12,000,000       12,000,000
     subsidiary trust holding solely subordinated debentures
Other borrowings ...............................................               0                0
Other liabilities ..............................................       4,439,748        4,286,318
                                                                   ------------------------------
        Total liabilities ......................................     359,984,092      347,550,196
                                                                   ------------------------------

STOCKHOLDERS' EQUITY
Common stock, $1 par value; shares authorized 5,000,000; .......       2,325,566        2,325,416
   shares issued and outstanding September 2000 - 2,325,566 and
   2,272,420;  June 2000 - 2,325,416 and 2,283,920 respectively
Additional paid-in capital .....................................      12,148,759       12,147,984
Retained earnings ..............................................       7,956,266        7,296,017
Accumulated other comprehensive (loss), unrealized (losses) on
  securities available for sale, net ...........................        (660,725)      (1,098,518)
                                                                   ------------------------------
                                                                      21,769,866       20,670,899
Less:  Cost of common shares acquired for the treasury;
  September 2000 - 53,146;  June 2000 - 41,496 .................        (777,818)        (599,480)
                                                                   ------------------------------
        Total stockholders' equity .............................      20,992,048       20,071,419
                                                                   ------------------------------
        Total liabilities and stockholders' equity .............   $ 380,976,140    $ 367,621,615
                                                                   ==============================

See Notes to Consolidated Financial Statements

                               QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                    Three Months Ended September 30

                                                                       2000         1999
                                                                    -----------------------
Interest income:
     Interest and fees on loans .................................   $5,493,570   $4,456,722
     Interest and dividends on securities:
           Taxable ..............................................      786,334      695,558
           Nontaxable ...........................................       65,943       48,505
     Interest on federal funds sold .............................      409,741      386,338
     Other interest .............................................      222,451      213,514
                                                                    -----------------------
          Total interest income .................................    6,978,039    5,800,637
                                                                    -----------------------
Interest expense:
      Interest on deposits ......................................    3,285,542    2,317,188
      Interest on company obligated manditorily
           redeemable preferred securities ......................      284,411      276,979
      Interest on short-term and other borrowings ...............      549,222      508,659
                                                                    -----------------------
          Total interest expense ................................    4,119,175    3,102,826
                                                                    -----------------------

          Net interest income ...................................    2,858,864    2,697,811
 Provision for loan losses ......................................      176,075      274,700
                                                                    -----------------------
          Net interest income after provision for loan losses ...    2,682,789    2,423,111
                                                                    -----------------------
Noninterest income:
     Merchant credit card fees, net of processing costs .........      372,442      537,796
     Trust department fees ......................................      504,917      399,644
     Deposit service fees .......................................      177,797      156,037
     Gains on sales of loans, net ...............................      127,140      101,173
     Securities gains, net ......................................          125            0
     Other ......................................................      189,664      177,463
                                                                    -----------------------
          Total noninterest income ..............................    1,372,085    1,372,113
                                                                    -----------------------
Noninterest expenses:
     Salaries and employee benefits .............................    1,781,812    1,628,442
     Professional and data processing fees ......................      264,003      220,837
     Advertising and marketing ..................................      127,431       83,457
     Occupancy and equipment expense ............................      419,652      393,857
     Stationery and supplies ....................................       72,252       82,068
     Provision for merchant credit card losses ..................            0            0
     Postage and telephone ......................................       93,986       81,699
     Other ......................................................      318,502      283,181
                                                                    -----------------------
          Total noninterest expenses ............................    3,077,638    2,773,541
                                                                    -----------------------

          Income before income taxes ............................      977,236    1,021,683
Federal and state income taxes ..................................      316,987      389,035
                                                                    -----------------------
          Net income ............................................   $  660,249   $  632,648
                                                                    =======================

Earnings per common share:
          Basic .................................................   $     0.29   $     0.28
          Diluted ...............................................   $     0.28   $     0.26
          Weighted average common shares outstanding ............    2,275,261    2,299,430
          Weighted average common and common equivalent .........    2,332,368    2,399,788
                shares outstanding
Comprehensive income ............................................   $1,098,042   $  379,342
                                                                    =======================

See Notes to Consolidated Financial Statements

                                QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     Three Months Ended September 30

                                                                                     2000         1999
                                                                                ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income .........................................................  $    660,249  $     632,648
          Adjustments to reconcile net income to net cash
           used in operating activities:
            Depreciation .....................................................       174,560        161,948
            Provision for loan losses ........................................       176,075        274,700
           Amortization of offering costs on subordinated debentures .........         8,411          7,611
           Amortization of premiums on securities, net .......................        14,186         17,382
            Securities gains, net ............................................          (125)             0
            Loans originated for sale ........................................   (11,941,125)   (10,361,657)
            Proceeds on sales of loans .......................................    10,830,720     10,997,650
            Net gains on sales of loans ......................................      (127,140)      (101,173)
            Tax benefit of nonqualified stock options exercised ..............           245              0
            Increase in accrued interest receivable ..........................      (174,949)      (301,051)
            Increase in other assets .........................................    (1,817,169)      (896,989)
            Increase (decrease) in other liabilities .........................       153,185       (520,122)
                                                                                ---------------------------
               Net cash used in operating activities .........................  $ (2,042,877)   $   (89,053)
                                                                                ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
          Net (increase) decrease in federal funds sold ......................    (3,090,000)    12,400,000
          Net decrease in certificates of deposits at financial institutions .     1,678,275        491,222
          Purchase of securities available for sale ..........................       (54,838)    (9,085,693)
          Proceeds from calls and maturities of securities ...................     1,000,000        200,000
          Proceeds from paydowns on securities ...............................       279,416        385,356
          Proceeds from sales of securities available for sale ...............        10,125              0
          Increase in cash value of life insurance contracts .................       (21,960)             0
          Net loans originated ...............................................    (8,707,482)   (13,585,974)
          Purchase of premises and equipment, net ............................      (207,687)      (238,177)
                                                                                ---------------------------
               Net cash used in investing activities .........................  $ (9,114,151)  $ (9,433,266)
                                                                                ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in deposit accounts ...................................    10,052,673     10,550,608
          Net increase (decrease) in short-term borrowings ...................      (682,028)     3,280,634
          Proceeds from Federal Home Loan Bank advances ......................     5,000,000              0
          Payments on Federal Home Loan Bank advances ........................    (2,090,179)       (88,956)
          Purchase of treasury stock .........................................      (178,338)             0
          Proceeds from issuance of common stock, net ........................           925         27,500
                                                                                ---------------------------
               Net cash provided by financing activities .....................  $ 12,103,053   $ 13,769,786
                                                                                ---------------------------
               Net increase in cash and due from banks .......................       946,025      4,247,467
Cash and due from banks, beginning ...........................................    15,130,357      8,528,195
                                                                                ---------------------------
Cash and due from banks, ending ..............................................  $ 16,076,382   $ 12,775,662
                                                                                ===========================

Supplemental disclosure of cash flow information, cash payments for:
          Interest ...........................................................  $  3,697,775   $  3,247,442
          Income/franchise taxes .............................................  $    385,366   $    379,635

Supplemental schedule of noncash investing activities:
          Change in accumulated other comprehensive income (loss), ...........  $    437,793   $   (253,306)
               unrealized gain (loss) on securities available for sale, net

          Due to broker for purchase of securities available for sale ........  $          0   $  3,800,000

See Notes to Consolidated Financial Statements

Part I
Item 1

                            QUAD CITY HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

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

NOTE 3 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.
                                                         Three months ended
                                                             September 30,
                                                      --------------------------
                                                         2000             1999
                                                      --------------------------
Net income, basic and diluted
      Earnings .................................      $  660,249      $  632,648
Weighted average common shares
      Outstanding ..............................       2,275,261       2,299,430
Weighted average common shares
      issuable upon exercise of stock
      options and warrants .....................          57,107         100,358
Weighted average common and
      common equivalent shares
      outstanding ..............................       2,332,368       2,399,788


NOTE 4 - BUSINESS SEGMENT INFORMATION

Selected financial information on the Company's business segments is presented as follows for the three months ended September 30, 2000 and 1999, respectively.

                                                        2000            1999
                                                     --------------------------
Revenue:
     Quad City Holdings, Inc. ....................   $    62,762    $    44,888
     Quad City Bank and Trust Company ............     7,360,150      6,171,266
     Quad City Bancard, Inc. .....................       422,295        556,952
     Trust Department, Quad City Bank
        and Trust Company ........................       504,917        399,644
                                                     --------------------------
          Total revenue ..........................   $ 8,350,124    $ 7,172,750
                                                     ==========================

Net income (loss):
     Quad City Holdings, Inc. ....................   $  (207,537)   $  (228,753)
     Quad City Bank and Trust Company ............       691,656        636,602
     Quad City Bancard, Inc. .....................        64,114        126,568
     Trust Department, Quad City Bank
       and Trust Company .........................       112,016         98,231
                                                     --------------------------
          Total net income .......................   $   660,249    $   632,648
                                                     ==========================

Part I
Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Quad City Holdings, Inc. (the "Company") is the parent company of Quad City Bank and Trust Company (the "Bank"), which commenced operations in January 1994. The Bank is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its three offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. A fourth full-service location is scheduled to open in Davenport on October 30, 2000.

      Quad City Bancard, Inc. ("Bancard") provides merchant credit card processing services. Bancard has contracted with independent sales organizations ("ISOs") that market credit card services to merchants throughout the country. The Company's primary ISO contract expired in May 2000. In March 1999, Bancard formed its own subsidiary ISO, Allied Merchant Services, Inc., for the purpose of generating additional credit card processing business. At September 30, 2000, approximately 10,600 merchants were processing transactions with Bancard.

      The Company has a fiscal year end of June 30.

FINANCIAL CONDITION

      Total assets of the Company increased by $13.4 million or 4% to $381.0 million at September 30, 2000 from $367.6 million at June 30, 2000. The growth primarily resulted from an increase in the loan portfolio funded by deposits received from customers and by advances from the Federal Home Loan Bank.

      Cash and due from banks increased by $946 thousand or 6% to $16.1 million at September 30, 2000 from $15.1 million at June 30, 2000. Cash and due from banks represented both cash maintained at the Bank, as well as funds that the Bank and the Company had deposited in other banks in the form of demand deposits.

      Federal funds sold are inter-bank funds with daily liquidity. At September 30, 2000, the Bank had $29.2 million invested in such funds. This amount increased by $3.1 million or 12% from $26.1 million at June 30, 2000.

      Certificates of deposit at financial institutions decreased by $1.7 million or 13% to $11.1 million at September 30, 2000 from $12.8 million at June 30, 2000. During the first three months of fiscal 2001, the Bank's certificate of deposit portfolio had six maturities totaling $2.5 million and eight purchases which totaled $792 thousand.

      Securities decreased by $581 thousand or 1% to $55.5 million at September 30, 2000 from $56.1 million at June 30, 2000. The decrease was the result of a number of transactions in the securities portfolio. Paydowns of $279 thousand were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $14 thousand. Maturities and calls of securities occurred in the amount of $1.0 million, and sales of securities totaled $10 thousand. These portfolio decreases were partially offset by the purchase of additional securities, classified as available for sale, in the amount of $55 thousand. Unrealized losses on securities available for sale, before applicable income tax, decreased by the amount of $667 thousand.

      Loans receivable increased by $9.9 million or 4% to $251.8 million at September 30, 2000 from $241.9 million at June 30, 2000. The increase was the result of the origination or purchase of $62.1 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $16 thousand, and loan repayments or sales of loans of $52.1 million. The majority of residential real estate loans originated by the Bank were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans.

      The allowance for estimated losses on loans was $3.8 million at September 30, 2000 compared to $3.6 million at June 30, 2000, an increase of $160 thousand or 4%. The adequacy of the allowance for estimated losses on loans was determined by management based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, and other factors that, in management's judgement, deserved evaluation in estimating loan losses. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the Board of Directors. Provisions were made monthly to ensure that an adequate level was maintained. Although management believes that the allowance for estimated losses on loans at September 30, 2000 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts.

      Net charge-offs for the three months ended September 30, were $16 thousand in 2000 and $84 thousand in 1999. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio. The allowance for estimated losses on loans as a percentage of total loans was 1.50% at both September 30, 2000 and June 30, 2000.

      Nonaccrual loans were $334 thousand at September 30, 2000 compared to $383 thousand at June 30, 2000, a decrease of $49 thousand or 13%. The decrease in nonaccrual loans was comprised of decreases in real estate loans of $4 thousand, commercial loans of $24 thousand and consumer loans of $21 thousand. Nonaccrual loans consisted primarily of loans that were well collateralized and were not expected to result in material losses.

      Premises and equipment showed a slight increase of $33 thousand or less than 1% to remain at $7.7 million at September 30, 2000. The increase resulted from the purchase of additional furniture, fixtures and equipment of $208 thousand during the period offset by depreciation expense of $175 thousand.

      Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $175 thousand or 7% to $2.8 million at September 30, 2000 from $2.6 million at June 30, 2000. The increase was primarily due to greater average outstanding balances in interest-bearing assets.

      Other assets increased by $1.6 million or 18% to $10.5 million at September 30, 2000 from $8.9 million at June 30, 2000. The largest component of the increase was the $1.2 million growth in receivables due Bancard from its terminated, primary ISO. As discussed further in Part II, Item 1, Bancard is vigorously pursuing the collection of this receivable. Other assets also included accrued trust department fees, other miscellaneous receivables, and various prepaid expenses.

      Deposits increased by $10.0 million or 3% to $298.1 million at September 30, 2000 from $288.1 million at June 30, 2000. The increase resulted from a $6.7 million net increase in non-interest bearing, NOW, money market and other savings accounts and a $3.3 million net increase in interest-bearing certificates of deposit. Management believes the increases were a result of periodic aggressive pricing programs for deposits and increased marketing efforts.

      Short-term borrowings decreased $682 thousand or 3% from $20.8 million at June 30, 2000 to $20.1 million at September 30, 2000. The Bank offers short-term repurchase agreements to some of its major customers. Also, on occasion, the Bank purchases Federal funds for the short-term from the Federal Reserve Bank or from some of its correspondent banks. As of September 30, 2000, short-term borrowings were comprised of $19.4 million of customer repurchase agreements and $720 thousand of Federal funds purchased from correspondent banks. As of June 30, 2000, short-term borrowings represented customer repurchase agreements of $15.8 million and Federal funds purchased from the Federal Reserve Bank of $5.0 million.

      Federal Home Loan Bank advances increased by $2.9 million or 13% to $25.3 million at September 30, 2000 from $22.4 million at June 30, 2000. As a result of its membership in the FHLB of Des Moines, the Bank has the ability to borrow funds for short or long-term purposes under a variety of programs. The Bank primarily utilizes FHLB advances for loan matching and for hedging against the possibility of rising interest rates.

      In June 1999, the Company issued 1,200,000 shares of trust preferred securities through a newly formed subsidiary, Quad City Holdings Capital Trust
I. On the Company's balance sheet these securities are included with liabilities and are presented as "company obligated manditorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures", and were $12.0 million at both September 30, 2000 and June 30, 2000.

      Other liabilities increased by $153 thousand or 4% to $4.4 million at September 30, 2000 from $4.3 million at June 30, 2000. Other liabilities was comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits.

      Common stock at September 30, 2000 increased by less than 1% to remain unchanged at $2.3 million from June 30, 2000. The increase was the result of a single exercise of stock options resulting in the issuance of 150 additional shares of common stock.

      Additional paid-in capital totaled $12.1 million at both September 30, 2000 and June 30, 2000. An increase of less than 1% resulted from proceeds received in excess of the $1.00 per share par value for 150 shares of common stock issued as the result of an exercise of stock options.

      Retained earnings increased by $660 thousand or 9% to $8.0 million at September 30, 2000 from $7.3 million at June 30, 2000. The increase reflected net income for the three-month period.

      Unrealized losses on securities available for sale, net of related income taxes, totaled $661 thousand at September 30, 2000 as compared to $1.1 million at June 30, 2000. The decrease in losses of $438 thousand was attributable to the increase during the period in fair value of the securities identified as available for sale.

      On April 5, 2000, the Company announced that the board of directors approved a stock repurchase program enabling the Company to repurchase up to 60,000 shares of its common stock. As of September 30, 2000, 53,146 treasury shares had been acquired at a total cost of $778 thousand compared to 41,496 treasury shares at a total cost of $599 thousand at June 30, 2000.

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

      One method used to quantify interest rate risk is the net portfolio value ("NPV") analysis. This analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The most recent NPV analysis, as of June 30, 2000, projects that net portfolio value would decrease by approximately 9.54% if interest rates would rise 200 basis points over the next year. It projects an increase in net portfolio value of approximately 1.05% if interest rates would drop 200 basis points. Both simulations are within board-established policy limits.

RESULTS OF OPERATIONS

OVERVIEW

      Net income for the three-month period ended September 30, 2000 was $660 thousand as compared to net income of $633 thousand for the same period in 1999, an increase of $27 thousand or 4%. Basic earnings per share for the first three months increased to $0.29 from $0.28 in 1999. The increase in net income was comprised of an increase of $259 thousand in net interest income after provision for loan losses and a decrease in income tax expense of $72 thousand offset by an increase in noninterest expense of $304 thousand.

      The Company's net income is derived largely from net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on borrowings and customer deposits. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to the net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

      The Company's average yield on interest-earning assets increased 0.42% for the quarter ended September 30, 2000 when compared to the quarter ended
September 30, 1999. With the same comparison, the average cost of interest-bearing liabilities increased 0.82% which resulted in a 0.40% decrease in the net interest spread of 3.06% at September 30, 1999 to 2.66% at September 30, 2000. The narrowing of the net interest spread created a decline in the net interest margin. For the three months ended September 30, 2000 net interest margin was 3.36% compared to 3.56% for the same period in 1999. Management is taking steps to address this decline in margin.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

      Interest income increased by $1.2 million from $5.8 million for the three-month period ended September 30, 1999 to $7.0 million for the quarter ended September 30, 2000. The 20% rise in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, and higher interest rates.

      Interest expense increased by $1.0 million from $3.1 million for the three-month period ended September 30, 1999 to $4.1 million for the three-month period ended September 30, 2000. The 33% increase in interest expense was caused by greater average, outstanding balances in interest-bearing liabilities, principally with respect to customers' time deposits in and repurchase agreements with the subsidiary bank, and higher interest rates.

      At both September 30, 2000 and June 30, 2000, the Company had an allowance for estimated losses on loans of approximately 1.5% of total loans. The provision for loan losses decreased by $99 thousand from $275 thousand for the three month period ended September 30, 1999 to $176 thousand for the three month period ended September 30, 2000. During the fourth quarter of fiscal 2000, management had made an increased provision for loan losses based on the economic outlook of a few significant commercial borrowers. Based on a number of factors, including the improvement of the economic conditions of some of these same commercial borrowers during the first quarter of fiscal 2001, and a subsequent loan payoff by one of these customers, management determined that a lower provision for the quarter was appropriate. Real estate loans had no charge-offs or recoveries for the three months ending September 30, 2000. For the same three-month period, commercial loans had no charge-offs, and recoveries totaled $2 thousand. Consumer loan charge-offs and recoveries totaled $27 thousand and $9 thousand during the quarter. Indirect auto and credit card loans equally accounted for the consumer loan charge-offs. Because asset quality is a priority for the Company and its subsidiaries, management has made the decision to downscale indirect auto loan activity based on charge-off history. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality.

      Noninterest income was $1.4 million for the three-month periods ended both September 30, 2000 and September 30, 1999. Noninterest income during each of the quarters in comparison consisted primarily of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The absence of an increase was primarily due to a 31% decrease in fees earned by the merchant credit card operation of Bancard, offset by a 26% increase in fees earned by the trust department of the Bank, a 26% increase in gains on sales of loans and modest increases in all other categories of noninterest income.

      In November 1999, Bancard's largest ISO notified Bancard that it intended to terminate its processing relationship in May 2000 and start processing its own transactions, as per a previous agreement. Processing for this ISO ceased in May 2000 as anticipated. Bancard has begun processing for nine additional ISOs. In spite of this, Bancard's net merchant credit card fee income will remain below previous levels until additional ISO relationships can be developed, processing volumes with existing ISOs increase, or Allied can generate processing volumes comparable to those experienced by Bancard prior to the termination of processing with the original ISO. Bancard's average dollar volume of transactions processed per month during fiscal 2000 was $90 million, and of that, $58 million was attributable to the ISO that terminated its relationship. This reduction in processing fees and the cessation of a related monthly service fee to Bancard is expected to adversely affect consolidated income for the Company in fiscal 2001.

      During the three months ended September 30, 2000, merchant credit card fees, net of processing costs, decreased by $166 thousand to $372 thousand from $538 thousand for the three months ended September 30, 1999. The 31% decrease was the result of decreased merchant processing fees in conjunction with the termination of Bancard's major ISO, partially offset by increased processing volumes with other ISOs.

      For the quarter ended September 30, 2000, trust department fees increased $105 thousand, or 26%, to $505 thousand from $400 thousand for the same quarter in 1999. The increase was primarily a reflection of the development of additional trust relationships and a revision of the trust department fee structure effective January 1, 2000.

      Deposit service fees increased $22 thousand, or 14%, to $178 thousand from $156 thousand for the three-month periods ended September 30, 2000 and September 30, 1999. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

      Gains on sales of loans, net was $127 thousand for the three months ended September 30, 2000, which reflected an increase of 26%, or $26 thousand, from $101 thousand for the three months ended September 30, 1999. The increase resulted from larger numbers of both home refinances and home purchases, and the subsequent sale of the majority of these loans into the secondary market. The stability of interest rates over recent months has accounted for the increased activity in this area.

      The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both quarters. Noninterest expenses for the three months ended September 30, 2000 were $3.1 million as compared to $2.8 million for the same period in 1999, for an increase of $304 thousand or 11%.

      The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2000 and 1999.

                              Noninterest Expenses

                                                             Three months ended
                                                                September 30,
                                                             2000         1999      % change
                                                          ----------------------------------
Salaries and employee benefits ........................   $1,781,812   $1,628,442      9.4%
Professional and data processing fees .................      264,003      220,837     19.6%
Advertising and marketing .............................      127,431       83,457     52.7%
Occupancy and equipment expense .......................      419,652      393,857      6.6%
Stationery and supplies ...............................       72,252       82,068    -12.0%
Postage and telephone .................................       93,986       81,699     15.0%
Other .................................................      318,502      283,181     12.5%
                                                          ----------------------------------
                             Total noninterest expenses   $3,077,638    2,773,541     11.0%
                                                          ==================================

      Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the quarter ended September 30, 2000, total salaries and benefits increased to $1.8 million or $153 thousand over the 1999 quarter total of $1.6 million. The change was primarily attributable to the increase from September 1999 to September 2000 in the number of Bank employees and increased incentive compensation to trust employees proportionate to the increased volume of fees earned. Professional and data processing fees increased from $221 thousand for the three months ended September 30, 1999 to $264 thousand for the same three month period in 2000. The $43 thousand increase was predominately the result of increased fees to outside consultants addressing compliance, efficiency, profitability and other growth-related issues. Advertising and marketing increased 53% or $44 thousand for the quarter. The increase was primarily the result of the development and start-up of the Bank's new website (qcbt.com ) and the establishment of an online partnership with America Online, Inc. creating local access to that website. The increase was also the result of business development expenses incurred in support of various area events. Occupancy and equipment expense increased $26 thousand or 7% for the quarter. The increase was due to increased levels of depreciation, maintenance, utilities and other expenses related to the upkeep of the four physical locations.

      The provision for income taxes was $317 thousand for the three-month period ended September 30, 2000 compared to $389 thousand for the three-month period ended September 30, 1999 for a decrease of $72 thousand or 19%. The decrease was the result of a decrease in income before income taxes of $44 thousand or 4% for the fiscal 2001 quarter when compared to the fiscal 2000 quarter, as well as a reduction in the Company's effective tax rate.

LIQUIDITY

      Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash used in operating activities, consisting primarily of the funding of loans for sale, was $2.0 million for the three months ended September 30, 2000 compared to $89 thousand net cash used in operating activities for the same period in 1999. Net cash used in investing activities, consisting principally of loan originations, was $9.1 million for the three months ended September 30, 2000 and $9.4 million for the three months ended September 30, 1999. Net cash provided by financing activities, consisting primarily of deposit growth and net proceeds from Federal Home Loan Bank advances, for the three months ended September 30, 2000 was $12.1 million and for same period in 1999 was $13.8 million.

OTHER DEVELOPMENTS

      In addition to the main office in Bettendorf, IA, the Bank has full service banking locations in Davenport, IA, and Moline, IL. The Company also maintains two locations that are utilized for various operational and administrative functions. In March 1999, the Bank acquired and improved a 3,000 square foot office building adjacent to the Davenport facility for utilization by its technology and lending departments. Beginning May 1, 2000, the Company leased approximately 2,000 square feet on the second floor of the Velie's facility. The space was renovated and serves as the corporate headquarters of the Company.

      Construction of a fourth full service banking facility began in early summer of 2000 at 5515 Utica Ridge Road in Davenport. The Bank will lease approximately 6,000 square feet on the first floor and 2,200 square feet in the lower level of the 24,000 square foot facility. The office is scheduled to open on October 30, 2000.

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

      Although various bank regulatory agencies have issued regulations as mandated by the Act, except for the jointly issued privacy regulations, the Act and its implementing regulations have had little impact on the daily operations of the Company and the Bank and, at this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company or the Bank. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish any financial subsidiaries. Less than 10% of all bank holding companies have elected to become financial holding companies.

Part II

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

Item 1          Legal Proceedings

Bancard is the holder of an account receivable in the approximate amount of $1,500,000 owing from PMT Services, Inc. ("PMT"). PMT is a subsidiary of Nova Corporation (trading symbol NIS on the New York Stock Exchange.) This receivable arises pursuant to Bancard's provision of electronic credit card sales authorization and settlement services to PMT pursuant to a written contract that includes PMT's obligation to indemnify Bancard for credit card chargeback losses arising from those services. PMT has failed to timely pay Bancard for monthly invoices, including service charges and substantial chargeback losses, for the period of May, 2000 through September, 2000. Bancard intends to vigorously pursue collection of this receivable. On September 25, 2000, PMT filed a lawsuit in federal court in Los Angeles, California, against Bancard and the Company. This lawsuit alleges tortious acts and breaches of contract by Bancard, the Company, and others and seeks recovery from Bancard and the Company of not less than $3,600,000 of alleged actual damages, plus punitive damages. Based on a preliminary evaluation of the complaint, Bancard and the Company believe the allegations to be without merit, intend to vigorously defend the suit, and have filed motions to dismiss such litigation in California. In addition, on October 13, 2000, Bancard and the Company filed a lawsuit in federal court in Davenport, Iowa, against PMT. The lawsuit seeks a court order compelling PMT to participate in arbitration in Bettendorf, Iowa, as provided for in the pertinent contract documents, to resolve the disputes between PMT, Bancard and the Company, including the unpaid account receivable.

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

Item 4          Submission of Matters to a Vote of Security Holders  -    None

Item 5          Other Information                                    -    None

Item 6          Exhibits and Reports on Form 8-K

                (a)      Exhibits
                         (27)   Financial Data Schedule

                (b)      Reports on Form 8-K

                The Company filed a current report on Form 8-K with the Securities and Exchange Commission on September 29, 2000 under Item 5 to report on an unpaid account receivable and the filing of litigation.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       QUAD CITY HOLDINGS, INC.
                                  (Registrant)

Date        November 6, 2000                  /s/ Michael A. Bauer
                                              Michael A. Bauer, Chairman




Date        November 6, 2000                  /s/ Douglas M. Hultquist
                                              Douglas M. Hultquist, President
                                              Principal Executive Officer

Date        November 6, 2000                  /s/ Todd A. Gipple
                                              Todd A. Gipple, Executive Vice
                                              President
                                              Chief Financial Officer