Form 10-Q
period 2000-12-31
QUAD CITY HOLDINGS INC
filed 2001-02-12
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES  AND  EXCHANGE  ACT OF 1934

                For the quarterly period ended December 31, 2000

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


         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of February 1, 2001, the Registrant had outstanding 2,265,420 shares of common stock, $1.00 par value per share.

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Page
                                                                          Number

Part I     FINANCIAL INFORMATION

           Item 1     Consolidated Financial Statements (Unaudited)

                      Consolidated Balance Sheets,
                      December 31, 2000 and June 30, 2000

                      Consolidated Statements of Income,
                      For the Three Months Ended December 31, 2000 and 1999

                      Consolidated Statements of Income,
                      For the Six Months Ended December 31, 2000 and 1999

                      Consolidated Statements of Cash Flows,
                      For the Six Months Ended December 31, 2000 and 1999

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

           Item 5          Other Information

           Item 6          Exhibits and Reports on Form 8-K

           Signatures

                       QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                          December 31, 2000 and June 30, 2000

                                                                                   December 31,        June 30,
                                                                                        2000             2000
                                                                                   ------------------------------
ASSETS
Cash and due from banks ........................................................   $  22,125,331    $  15,130,357
Federal funds sold .............................................................      20,405,000       26,105,000
Certificates of deposit at financial institutions ..............................      11,502,085       12,776,463

Securities held to maturity, at amortized cost .................................         575,275          574,988
Securities available for sale, at fair value ...................................      56,826,060       55,554,062
                                                                                   ------------------------------
                                                                                      57,401,335       56,129,050
                                                                                   ------------------------------

Loans receivable ...............................................................     265,618,488      241,852,851
Less: Allowance for estimated losses on loans ..................................      (3,972,433)      (3,617,401)
                                                                                   ------------------------------
                                                                                     261,646,055      238,235,450
                                                                                   ------------------------------

Premises and equipment, net ....................................................       8,562,054        7,715,621
Accrued interest receivable ....................................................       3,111,264        2,633,120
Other assets ...................................................................       9,728,550        8,896,554
                                                                                   ------------------------------
        Total assets ...........................................................   $ 394,481,674    $ 367,621,615
                                                                                   ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing .........................................................   $  44,157,781    $  44,043,932
   Interest-bearing ............................................................     263,263,900      244,022,824
                                                                                   ------------------------------
     Total deposits ............................................................     307,421,681      288,066,756
                                                                                   ------------------------------

Short-term borrowings ..........................................................      25,571,827       20,771,724
Federal Home Loan Bank advances ................................................      20,373,704       22,425,398
Company obligated manditorily redeemable preferred securities of
     subsidiary trust holding solely subordinated debentures ...................      12,000,000       12,000,000
Other borrowings ...............................................................               0                0
Other liabilities ..............................................................       7,297,781        4,286,318
                                                                                   ------------------------------
        Total liabilities ......................................................     372,664,993      347,550,196
                                                                                   ------------------------------

STOCKHOLDERS' EQUITY
Common stock, $1 par value; shares authorized 5,000,000;
   shares issued and outstanding  December 2000 - 2,325,566 and 2,265,420;
   June 2000 - 2,325,416 and 2,283,920 respectively ............................       2,325,566        2,325,416
Additional paid-in capital .....................................................      12,148,759       12,147,984
Retained earnings ..............................................................       8,300,211        7,296,017
Accumulated other comprehensive (loss), unrealized (losses) on
  securities available for sale, net ...........................................        (103,319)      (1,098,518)
                                                                                   ------------------------------
                                                                                      22,671,217       20,670,899
Less:  Cost of common shares acquired for the treasury;
  December 2000 - 60,146;  June 2000 - 41,496 ..................................        (854,536)        (599,480)
                                                                                   ------------------------------
        Total stockholders' equity .............................................      21,816,681       20,071,419
                                                                                   ------------------------------
        Total liabilities and stockholders' equity .............................   $ 394,481,674    $ 367,621,615
                                                                                   ==============================

See Notes to Consolidated Financial Statements

                       QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             Three Months Ended December 31

                                                                        2000          1999
                                                                    --------------------------
Interest income:
     Interest and fees on loans .................................   $ 5,898,649    $ 4,445,500
     Interest and dividends on securities:
           Taxable ..............................................       771,376        793,124
           Nontaxable ...........................................        64,420         61,006
     Interest on federal funds sold .............................       296,599        448,216
     Other interest .............................................       233,657        187,405
                                                                    --------------------------
          Total interest income .................................     7,264,701      5,935,251
                                                                    --------------------------
Interest expense:
      Interest on deposits ......................................     3,452,477      2,539,440
      Interest on company obligated manditorily
           redeemable preferred securities ......................       283,377        278,970
      Interest on short-term and other borrowings ...............       587,169        511,131
                                                                    --------------------------
          Total interest expense ................................     4,323,023      3,329,541
                                                                    --------------------------

          Net interest income ...................................     2,941,678      2,605,710

 Provision for loan losses ......................................       343,800        296,800
                                                                    --------------------------
          Net interest income after provision for loan losses ...     2,597,878      2,308,910
                                                                    --------------------------
Noninterest income:
     Merchant credit card fees, net of processing costs .........       428,041        645,700
     Trust department fees ......................................       512,370        463,086
     Deposit service fees .......................................       169,052        150,812
     Gains on sales of loans, net ...............................       170,539        127,541
     Securities losses, net .....................................       (22,855)             0
     Other ......................................................       158,349        236,620
                                                                    --------------------------
          Total noninterest income ..............................     1,415,496      1,623,759
                                                                    --------------------------
Noninterest expenses:
     Salaries and employee benefits .............................     1,953,749      1,584,640
     Professional and data processing fees ......................       328,256        204,092
     Advertising and marketing ..................................       152,921        103,565
     Occupancy and equipment expense ............................       498,413        407,321
     Stationery and supplies ....................................        98,238         79,178
     Postage and telephone ......................................        99,982        100,079
     Other ......................................................       334,612        249,014
                                                                    --------------------------
          Total noninterest expenses ............................     3,466,171      2,727,889
                                                                    --------------------------

          Income before income taxes ............................       547,203      1,204,780
Federal and state income taxes ..................................       203,258        461,860
                                                                    --------------------------
          Net income ............................................   $   343,945    $   742,920
                                                                    ==========================

Earnings per common share:
          Basic .................................................   $      0.15    $      0.32
          Diluted ...............................................   $      0.15    $      0.31
          Weighted average common shares outstanding ............     2,267,659      2,310,643
          Weighted average common and common equivalent .........     2,306,866      2,388,693
                shares outstanding

Comprehensive income ............................................   $   901,351    $   597,206

See Notes to Consolidated Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                          Six Months Ended December 31

                                                                        2000             1999
                                                                    ----------------------------
Interest income:
     Interest and fees on loans .................................   $ 11,392,219    $  8,902,222
     Interest and dividends on securities:
           Taxable ..............................................      1,557,710       1,511,106
           Nontaxable ...........................................        130,363         109,511
     Interest on federal funds sold .............................        706,340         834,554
     Other interest .............................................        456,108         378,495
                                                                    ----------------------------
          Total interest income .................................     14,242,740      11,735,888
                                                                    ----------------------------
Interest expense:
      Interest on deposits ......................................      6,738,019       4,856,628
      Interest on company obligated manditorily
           redeemable preferred securities ......................        567,788         555,949
      Interest on short-term and other borrowings ...............      1,136,391       1,019,790
                                                                    ----------------------------
          Total interest expense ................................      8,442,198       6,432,367
                                                                    ----------------------------

          Net interest income ...................................      5,800,542       5,303,521
 Provision for loan losses ......................................        519,875         571,500
                                                                    ----------------------------
          Net interest income after provision for loan losses ...      5,280,667       4,732,021
                                                                    ----------------------------

Noninterest income:
     Merchant credit card fees, net of processing costs .........        800,483       1,183,496
     Trust department fees ......................................      1,017,287         862,730
     Deposit service fees .......................................        346,849         306,849
     Gains on sales of loans, net ...............................        297,679         228,714
     Securities losses, net .....................................        (22,730)              0
     Other ......................................................        348,013         414,083
                                                                    ----------------------------
          Total noninterest income ..............................      2,787,581       2,995,872
                                                                    ----------------------------
Noninterest expenses:
     Salaries and employee benefits .............................      3,735,561       3,213,082
     Professional and data processing fees ......................        592,259         424,929
     Advertising and marketing ..................................        280,352         187,022
     Occupancy and equipment expense ............................        918,065         801,178
     Stationery and supplies ....................................        170,490         161,246
     Postage and telephone ......................................        193,968         181,778
     Other ......................................................        653,114         532,195
                                                                    ----------------------------
          Total noninterest expenses ............................      6,543,809       5,501,430
                                                                    ----------------------------

          Income before income taxes ............................      1,524,439       2,226,463
Federal and state income taxes ..................................        520,245         850,895
                                                                    ----------------------------
          Net income ............................................   $  1,004,194    $  1,375,568
                                                                    ============================

Earnings per common share:
          Basic .................................................   $       0.44    $       0.60
          Diluted ...............................................   $       0.43    $       0.58
          Weighted average common shares outstanding ............      2,271,460       2,305,037
          Weighted average common and common equivalent .........      2,319,619       2,384,908
                shares outstanding

Comprehensive income ............................................   $  1,999,393    $    976,548

See Notes to Consolidated Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          Six Months Ended December 31


                                                                                    2000           1999
                                                                                ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income .........................................................  $  1,004,194   $  1,375,568
          Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
            Depreciation .....................................................       367,458        330,094
            Provision for loan losses ........................................       519,875        571,500
            Amortization of offering costs on subordinated debentures ........        15,788         15,221
            Amortization of premiums on securities, net ......................        27,240         34,131
            Securities losses, net ...........................................        22,730              0
            Loans originated for sale ........................................   (26,910,723)   (20,849,007)
            Proceeds on sales of loans .......................................    26,702,926     21,933,819
            Net gains on sales of loans ......................................      (297,679)      (228,714)
            Tax benefit of nonqualified stock options exercised ..............             0         69,165
            Increase in accrued interest receivable ..........................      (478,144)      (340,172)
            Increase in other assets .........................................    (1,309,759)    (2,830,149)
            Increase in other liabilities ....................................       245,394      1,206,379
                                                                                ---------------------------
               Net cash provided by (used in) operating activities ...........  $    (90,700)  $  1,287,835
                                                                                ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Net decrease in federal funds sold .................................     5,700,000      6,230,000
          Net decrease in certificates of deposits at financial institutions .     1,274,378        228,973
          Purchase of securities available for sale ..........................      (239,984)   (15,319,825)
          Purchase of securities held to maturity ............................             0        (50,000)
          Proceeds from calls and maturities of securities ...................     2,000,000      3,200,000
          Proceeds from paydowns on securities ...............................       930,645        753,699
          Proceeds from sales of securities available for sale ...............       254,247              0
          Increase in cash value of life insurance contracts .................       (43,920)             0
          Net loans originated ...............................................   (23,425,004)   (14,381,805)
          Purchase of premises and equipment, net ............................    (1,213,891)      (383,389)
                                                                                ---------------------------
               Net cash used in investing activities .........................  $(14,763,529)  $(19,722,347)
                                                                                ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in deposit accounts ...................................    19,354,925     23,801,490
          Net increase in short-term borrowings ..............................     4,800,103      1,632,411
          Proceeds from Federal Home Loan Bank advances ......................     7,250,000      1,000,000
          Payments on Federal Home Loan Bank advances ........................    (9,301,694)    (3,004,344)
          Purchase of treasury stock .........................................      (255,056)             0
          Proceeds from issuance of common stock, net ........................           925         55,736
                                                                                ---------------------------
               Net cash provided by financing activities .....................  $ 21,849,203    $23,485,293
                                                                                ---------------------------

               Net increase in cash and due from banks .......................     6,994,974      5,050,781
Cash and due from banks, beginning ...........................................    15,130,357      8,528,195
                                                                                ---------------------------
Cash and due from banks, ending ..............................................  $ 22,125,331    $13,578,976
                                                                                ===========================

Supplemental disclosure of cash flow information, cash payments for:
          Interest ...........................................................  $    7,852,504  $ 6,345,827

          Income/franchise taxes .............................................  $      700,106  $ 1,096,848

Supplemental schedule of noncash investing activities:
  Change in accummulated other comprehensive income (loss),
    unrealized gain (loss) on securities available for sale, net ............   $      995,199  $  (399,020)
                                                                                ===========================

  Due to broker for purchase of securities available for sale ...............   $    2,766,069  $(3,800,000)
                                                                                ===========================

See Notes to Consolidated Financial Statements

Part I
Item 1

                            QUAD CITY HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

Certain amounts in the 1999 financial statements have been reclassified, with no effect on net income or stockholders' equity to conform with current year presentations.

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

NOTE 3 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                                  Three months ended         Six months ended
                                                     December 31,              December 31,
                                                ----------------------    -----------------------
                                                   2000        1999          2000        1999
                                                -----------------------   -----------------------
Net income, basic and diluted earnings ......   $  343,945   $  742,920   $1,004,194   $1,375,568
                                                =================================================

Weighted average common shares
      outstanding ...........................    2,267,659    2,310,643    2,271,460    2,305,037
Weighted average common shares
      issuable upon exercise of stock
      options and warrants ..................       39,207       78,050       48,157       79,871
                                                -------------------------------------------------
Weighted average common and
      common equivalent shares
      outstanding ...........................    2,306,866    2,388,693    2,319,617    2,384,908
                                                =================================================

NOTE 4 - BUSINESS SEGMENT INFORMATION

Selected financial information on the Company's business segments is presented as follows for the three and six months ended December 31, 2000 and 1999.

                                                        Three months ended             Six months ended
                                                           December 31,                   December 31,
                                                  ----------------------------    ----------------------------
                                                       2000            1999           2000             1999
                                                  ------------------------------------------------------------
Revenue:
     Quad City Holdings, Inc. .................   $    (25,548)   $     43,329    $     37,214    $     88,217
     Quad City Bank and Trust Company .........      7,709,536       6,348,145      15,069,686      12,519,411
     Quad City Bancard, Inc. ..................        483,839         704,449         906,134       1,261,401
     Trust Department, Quad City Bank
       and Trust Company ......................        512,370         463,087       1,017,287         862,731
                                                  ------------------------------------------------------------
          Total revenue .......................   $  8,680,197    $  7,559,010    $ 17,030,321    $ 14,731,760
                                                  ============================================================
Net income (loss):
     Quad City Holdings, Inc. .................   $   (264,821)   $   (192,122)   $   (472,358)   $   (420,875)
     Quad City Bank and Trust Company .........        474,257         615,881       1,165,913       1,252,483
     Quad City Bancard, Inc. ..................         26,286         205,269          90,400         331,837
     Trust Department, Quad City Bank
       and Trust Company ......................        108,223         113,892         220,239         212,123
                                                  ------------------------------------------------------------
          Total net income ....................   $    343,945    $    742,920    $  1,004,194    $  1,375,568
                                                  ============================================================

Part I
Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Quad City Holdings, Inc. (the "Company") is the parent company of Quad City Bank and Trust Company (the "Bank"), which commenced operations in January 1994. The Bank is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its four offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois.

      Quad City Bancard, Inc. ("Bancard") provides merchant credit card processing services. Bancard has contracted with independent sales organizations ("ISOs") that market credit card services to merchants throughout the country. The Company's primary ISO contract expired in May 2000. In March 1999, Bancard formed its own subsidiary ISO, Allied Merchant Services, Inc., for the purpose of generating additional credit card processing business. At December 31, 2000, approximately 11,800 merchants were processing transactions with Bancard.

      The Company has a fiscal year end of June 30.

FINANCIAL CONDITION

      Total assets of the Company increased by $26.9 million or 7% to $394.5 million at December 31, 2000 from $367.6 million at June 30, 2000. The growth primarily resulted from an increase in the loan portfolio funded by deposits received from customers and by short-term borrowings.

      Cash and due from banks increased by $7.0 million or 46% to $22.1 million at December 31, 2000 from $15.1 million at June 30, 2000. Cash and due from banks represented both cash maintained at the Bank, as well as funds that the Bank and the Company had deposited in other banks in the form of demand deposits. A weather-related delay in the transmittal of cash letters on December 29, 2000 created a balance of $15.4 million in the Bank's account at its primary correspondent in Chicago, and accounted for 70% of all cash and due from banks at December 31, 2000.

      Federal funds sold are inter-bank funds with daily liquidity. At December 31, 2000, the Bank had $20.4 million invested in such funds. This amount decreased by $5.7 million or 22% from $26.1 million at June 30, 2000.

      Certificates of deposit at financial institutions decreased by $1.3 million or 10% to $11.5 million at December 31, 2000 from $12.8 million at June 30, 2000. During the first six months of fiscal 2001, the Bank's certificate of deposit portfolio had 17 maturities totaling $3.5 million and 22 purchases, which totaled $2.2 million.

      Securities increased by $1.3 million or 2% to $57.4 million at December 31, 2000 from $56.1 million at June 30, 2000. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $931 thousand were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $27 thousand. Maturities and calls of securities occurred in the amount of $2.0 million, and sales of securities totaled $277 thousand. These portfolio decreases were primarily offset by the purchase of an additional $3.0 million of securities and a $1.5 million increase in the fair value of securities, classified as available for sale.

      Loans receivable increased by $23.7 million or 10% to $265.6 million at December 31, 2000 from $241.9 million at June 30, 2000. The increase was the result of the origination or purchase of $134.3 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $165 thousand, and loan repayments or sales of loans of $110.4 million. The majority of residential real estate loans originated by the Bank were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans.

      The allowance for estimated losses on loans was $4.0 million at December 31, 2000 compared to $3.6 million at June 30, 2000, an increase of $355 thousand or 10%. The adequacy of the allowance for estimated losses on loans was determined by management based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions, and other factors that, in management's judgement, deserved evaluation in estimating loan losses. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the board of directors. Provisions were made monthly to ensure that an adequate level was maintained. Although management believes that the allowance for estimated losses on loans at December 31, 2000 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts.

      Net charge-offs for the six months ended December 31, were $165 thousand in 2000 and $126 thousand in 1999. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio. The allowance for estimated losses on loans as a percentage of total loans was 1.5% at both December 31, 2000 and June 30, 2000.

      At December 31, 2000, total nonperforming assets were $1.9 million compared to $736 thousand at June 30, 2000. The $1.1 million increase was the result of a $272 thousand increase in nonaccrual loans and an increase of $844 thousand in accruing loans past due 90 days or more.

      Nonaccrual loans were $655 thousand at December 31, 2000 compared to $383 thousand at June 30, 2000, an increase of 71%. The increase in nonaccrual loans was comprised of increases in real estate loans of $64 thousand and commercial loans of $268 thousand partially offset by a decrease in consumer loans of $60 thousand. The net increase in commercial, nonaccrual loans was due entirely to the addition of a single, fully-reserved loan which was not anticipated to result in a material loss. In general, nonaccrual loans consisted primarily of loans that were well collateralized and were not expected to result in material losses.

      From June 30, 2000 to December 31, 2000, accruing loans past due 90 days or more increased from $353 thousand to $1.2 million, respectively. The increase was primarily comprised of a number of well-collateralized real estate loans that were not anticipated to produce any material losses.

      Premises and equipment showed an increase of $846 thousand or 11% to $8.6 million at December 31, 2000 from $7.7 million at June 30, 2000. The increase resulted from the purchase of additional furniture, fixtures and equipment and leasehold improvements of $1.2 million during the period offset by depreciation expense of $367 thousand. The opening of a fourth full service banking facility on October 30, 2000 accounted for $845 thousand or 70% of the premises and equipment expenditures.

      Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $478 thousand or 18% to $3.1 million at December 31, 2000 from $2.6 million at June 30, 2000. The increase was primarily due to greater average outstanding balances in interest-bearing assets.

      Other assets increased by $832 thousand or 9% to $9.7 million at December 31, 2000 from $8.9 million at June 30, 2000. The largest component of the increase was the $1.3 million growth in receivables due Bancard from its terminated, primary ISO. As discussed further in Part II, Item 1, Bancard is vigorously pursuing the collection of this receivable through legal avenues. Other assets also included accrued trust department fees, other miscellaneous receivables, and various prepaid expenses.

      Deposits increased by $19.3 million or 7% to $307.4 million at December 31, 2000 from $288.1 million at June 30, 2000. The increase resulted from an $8.8 million net increase in non-interest bearing, NOW, money market and other savings accounts and a $10.5 million net increase in interest-bearing certificates of deposit. Management believes the increases were a result of periodic aggressive pricing programs for deposits and increased marketing efforts.

      Short-term borrowings increased $4.8 million or 23% from $20.8 million at June 30, 2000 to $25.6 million at December 31, 2000. The Bank offers short-term repurchase agreements to some of its major customers. Also, on occasion, the Bank purchases Federal funds for the short-term from the Federal Reserve Bank or from some of its correspondent banks. As of December 31, 2000, short-term borrowings were comprised of $23.7 million of customer repurchase agreements and $1.9 million of Federal funds purchased from the Federal Reserve Bank. As of June 30, 2000, short-term borrowings represented customer repurchase agreements of $15.8 million and Federal funds purchased from the Federal Reserve Bank of $5.0 million.

      Federal Home Loan Bank advances decreased by $2.0 million or 9% to $20.4 million at December 31, 2000 from $22.4 million at June 30, 2000. As a result of its membership in the FHLB of Des Moines, the Bank has the ability to borrow funds for short or long-term purposes under a variety of programs. The Bank primarily utilizes FHLB advances for loan matching and for hedging against the possibility of rising interest rates.

      In June 1999, the Company issued 1,200,000 shares of trust preferred securities through a newly formed subsidiary, Quad City Holdings Capital Trust
I. On the Company's balance sheet these securities are included with liabilities and are presented as "company obligated manditorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures", and were $12.0 million at both December 31, 2000 and June 30, 2000.

      Other liabilities increased by $3.0 million or 70% to $7.3 million at December 31, 2000 from $4.3 million at June 30, 2000. Other liabilities was comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At December 31, 2000, other liabilities included $2.8 million of security purchase commitments, all of which settled in January 2001.

      Common stock at December 31, 2000 increased by less than 1% to remain unchanged at $2.3 million from June 30, 2000. The increase was the result of a single exercise of stock options resulting in the issuance of 150 additional shares of common stock.

      Additional paid-in capital totaled $12.1 million at both December 31, 2000 and June 30, 2000. An increase of less than 1% resulted from proceeds received in excess of the $1.00 per share par value for 150 shares of common stock issued as the result of an exercise of stock options.

      Retained earnings increased by $1.0 million or 14% to $8.3 million at December 31, 2000 from $7.3 million at June 30, 2000. The increase reflected net income for the six-month period.

      Unrealized losses on securities available for sale, net of related income taxes, totaled $103 thousand at December 31, 2000 as compared to $1.1 million at June 30, 2000. The decrease in losses of $995 thousand was attributable to the increase during the period in fair value of the securities identified as available for sale.

     On April 5, 2000, the Company announced that the board of directors approved a stock repurchase program enabling the Company to repurchase approximately 60,000 shares of its common stock. This stock repurchase program has been completed, and as of December 31, 2000, the Company had acquired 60,146 treasury shares at a total cost of $854 thousand, compared to 41,496 treasury shares at a total cost of $599 thousand at June 30, 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company realizes income principally from the spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the Bank's loan and deposit accounts, a change in interest rates could also affect the projected maturities in the loan portfolio and/or the deposit base, which could alter the Company's sensitivity to future changes in interest rates. Accordingly, management considers interest rate risk to be a significant market risk.

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

      One method used to quantify interest rate risk is the net portfolio value ("NPV") analysis. This analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The most recent NPV analysis, as of September 30, 2000, projects that net portfolio value would decrease by approximately 12.33% if interest rates would rise 200 basis points over the next year. It projects an increase in net portfolio value of approximately 0.26% if interest rates would drop 200 basis points. Both simulations are within board-established policy limits.

RESULTS OF OPERATIONS

OVERVIEW

      Net income for the six-month period ended December 31, 2000 was $1.0 million as compared to net income of $1.4 million for the same period in 1999, a decrease of $371 thousand or 27%. Basic earnings per share for the first six months decreased to $0.44 from $0.60 in 1999. The decrease in net income was comprised of an increase of $549 thousand in net interest income after provision for loan losses and a decrease in income tax expense of $331 thousand offset by a decrease in noninterest income of $208 thousand and an increase in noninterest expense of $1.0 million.

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

      The Company's average yield on interest-earning assets increased 0.52% for the six months ended December 31, 2000 when compared to the six months ended December 31, 1999. With the same comparison, the average cost of interest-bearing liabilities increased 0.82% which resulted in a 0.30% decrease in the net interest spread of 2.96% at December 31, 1999 to 2.66% at December 31, 2000. The narrowing of the net interest spread created a decline in the net interest margin. For the six months ended December 31, 2000 net interest margin was 3.36% compared to 3.48% for the same period in 1999. Management is taking steps to address this decline in net interest margin.

      For the six months ended December 31, 2000, basic earnings per share declined $0.16 when compared to the same period in 1999. Several factors contributed to the 27% reduction. The reduced earnings were due to the increased overhead and one-time costs associated with the opening of the Bank's fourth full service banking facility, higher employee compensation costs resulting from the addition of four senior officer positions during calendar 2000, and a reduction in the earnings of Bancard resulting from the planned termination of its contract with a major independent sales organization. While the addition of the new banking facility and the senior officer positions negatively impacted earnings for the six months ended December 31, 2000, management is confident that these additions will provide significant long-term benefits to the Company.

     For the six months ended December 31, 2000, the Company's bank subsidiary enjoyed improved core earnings. Offsetting these earnings improvements were legal costs at Bancard resulting from the litigation with PMT Services, Inc., an increased loan loss provision for the second quarter due to loan growth in combination with increased reserves on a few specific commercial loans in the Bank's portfolio, and a higher cost of funds at the Bank.

THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

      Net income for the quarter ended December 31, 2000 was $344 thousand as compared to net income of $743 thousand for the same period in 1999, a decrease of $399 thousand or 54%. Basic earnings per share for the quarter decreased to $0.15 from $0.32 in 1999. The decrease in net income was comprised of an increase of $289 thousand in net interest income after provision for loan losses and a decrease in income tax expense of $259 thousand offset by a decrease in noninterest income of $208 thousand and an increase in noninterest expense of $738 thousand.

      Interest income increased by $1.4 million from $5.9 million for the three-month period ended December 31, 1999 to $7.3 million for the quarter ended December 31, 2000. The 22% rise in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, and higher interest rates.

      Interest expense increased by $993 thousand from $3.3 million for the three-month period ended December 31, 1999 to $4.3 million for the three-month period ended December 31, 2000. The 30% increase in interest expense was caused by greater average, outstanding balances in interest-bearing liabilities, principally with respect to customers' time deposits in and repurchase agreements with the subsidiary bank, and higher interest rates.

      At both December 31, 2000 and June 30, 2000, the Company had an allowance for estimated losses on loans of approximately 1.5% of total loans. The provision for loan losses increased by $47 thousand from $297 thousand for the three month period ended December 31, 1999 to $344 thousand for the three month period ended December 31, 2000. During the second quarter of fiscal 2001, management made the decision to increase the risk rating on a few significant commercial loans. Based upon that reclassification, the increase in total loans and the overall analysis of the loan portfolio, an increased provision for loan losses was made. Real estate loans had no charge-offs or recoveries for the three months ended December 31, 2000. For the same three-month period, commercial loans had $87 thousand in charge-offs, and no recoveries. Consumer loan charge-offs and recoveries totaled $76 thousand and $14 thousand, respectively, during the quarter. Indirect auto and credit card loans accounted for the consumer loan charge-offs. As asset quality is a priority for the Company and its subsidiaries, management has made the decision to significantly reduce indirect auto loan activity based on charge-off experience. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality.

      Noninterest income of $1.4 million for the three-month period ended December 31, 2000 was down 13% or $208 thousand from $1.6 million for the three-month period ended December 31, 1999. Noninterest income during each of the quarters in comparison consisted primarily of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The decrease was primarily due to a $218 thousand decrease in fees earned by the merchant credit card operation of Bancard. This 34% reduction in merchant credit card fees was anticipated as a result of Bancard's largest ISO terminating its processing relationship in May 2000. Additional reductions in noninterest income consisted of a $23 thousand loss realized on investment securities and a $78 thousand decrease in other noninterest income, resulting from losses experienced on two investments in unconsolidated subsidiaries of the Company. In previous periods, investments in such nonconsolidated subsidiaries have had no significant impact on Company earnings. The various decreases in noninterest income were partially offset by an 11% increase in fees earned by the trust department of the Bank, a 34% increase in gains on sales of loans and a 12% increase in deposit service fees.

      In November 1999, Bancard's largest ISO notified Bancard that it intended to terminate its processing relationship in May 2000 and start processing its own transactions, as per a previous agreement. Processing for this ISO ceased in May 2000 as anticipated. Bancard has begun processing for nine additional ISOs. In spite of this, Bancard's net merchant credit card fee income will remain below previous levels until additional ISO relationships can be developed, processing volumes with existing ISOs increase, or Allied can generate processing volumes comparable to those experienced by Bancard prior to the termination of processing with the original ISO. Bancard's average dollar volume of transactions processed per month during fiscal 2000 was $90 million, and of that, $58 million was attributable to the ISO that terminated its relationship. It is expected that because of this reduction in processing fees and the cessation of a related monthly service fee to Bancard, that income contributed to the Company by Bancard will continue to be lower than that contributed in earlier periods.

      For the quarter ended December 31, 2000, trust department fees increased $49 thousand, or 11%, to $512 thousand from $463 thousand for the same quarter in 1999. The increase was primarily a reflection of the development of additional trust relationships and a revision of the trust department fee structure effective January 1, 2000.

      Deposit service fees increased $18 thousand, or 12%, to $169 thousand from $151 thousand for the three-month periods ended December 31, 2000 and December 31, 1999. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

      Gains on sales of loans, net, was $170 thousand for the three months ended December 31, 2000, which reflected an increase of 34%, or $43 thousand, from $127 thousand for the three months ended December 31, 1999. The increase resulted from larger numbers of both home refinances and home purchases, and the subsequent sale of the majority of these loans into the secondary market. The stability of interest rates over recent months has accounted for the increased activity in this area.

      The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both quarters. Noninterest expenses for the three months ended December 31, 2000 were $3.5 million as compared to $2.7 million for the same period in 1999, for an increase of $738 thousand or 27%.

      The following table sets forth the various categories of noninterest expenses for the three months ended December 31, 2000 and 1999.

                              Noninterest Expenses

                                                            Three months ended
                                                                December 31,
                                                          -----------------------
                                                             2000         1999     % change
                                                          ----------------------------------
Salaries and employee benefits ........................   $1,953,749   $1,584,640     23.3%
Professional and data processing fees .................      328,256      204,092     60.8%
Advertising and marketing .............................      152,921      103,565     47.7%
Occupancy and equipment expense .......................      498,413      407,321     22.4%
Stationery and supplies ...............................       98,238       79,178     24.1%
Postage and telephone .................................       99,982      100,079     -0.1%
Other .................................................      334,612      249,014     34.4%
                                                          -----------------------
                             Total noninterest expenses   $3,466,171    2,727,889     27.1%
                                                          =======================

      Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the quarter ended December 31, 2000, total salaries and benefits increased to $2.0 million or $369 thousand over the previous year's quarter total of $1.6 million. The change was primarily attributable to the increase from December 1999 to December 2000 in the number of Bank employees and increased incentive compensation to real estate officers and trust employees proportionate to the increased volumes of gains on sales of loans and trust fees earned. Professional and data processing fees increased from $204 thousand for the three months ended December 31, 1999 to $328 thousand for the same three month period in 2000. The $124 thousand increase was predominately due to legal fees resulting from the legal proceedings in process between Bancard and PMT Services, Inc. Advertising and marketing increased 48% or $49 thousand for the quarter. The increase was the result of the development and start-up of the Bank's new website (qcbt.com ), the establishment of an online partnership with America Online, Inc. creating local access to that website, and media expenses incurred in support of marketing efforts for the Bank's Utica location and various Bank products and departments. Occupancy and equipment expense increased $91 thousand or 22% for the quarter. The increase was predominately due to the October 30th opening of a fourth full service banking facility and the resulting increased levels of depreciation, maintenance, utilities and other occupancy expenses. Other noninterest expense increased $86 thousand or 34% for the quarter. The increase was primarily the result of increased service charges from upstream banks incurred by the subsidiary bank and increased expenses related to Bancard's cardholder program.

      The provision for income taxes was $203 thousand for the three-month period ended December 31, 2000 compared to $462 thousand for the three-month period ended December 31, 1999 for a decrease of $259 thousand or 56%. The decrease was the result of a decrease in income before income taxes of $658 thousand or 55% for the fiscal 2001 quarter when compared to the fiscal 2000 quarter, as well as a reduction in the Company's effective tax rate.

SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

      Interest income increased by $2.5 million from $11.7 million for the six-month period ended December 31, 1999 to $14.2 million for the quarter ended December 31, 2000. The 21% rise in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, and higher interest rates.

      Interest  expense  increased  by $2.0  million  from $6.4  million for the six-month period ended December 31, 1999 to $8.4 million for the six-month period ended December 31, 2000. The 31% increase in interest expense was caused by greater average, outstanding balances in interest-bearing liabilities, principally with respect to customers' time deposits in and repurchase agreements with the subsidiary bank, and higher interest rates.

      At both December 31, 2000 and June 30, 2000, the Company had an allowance for estimated losses on loans of approximately 1.5% of total loans. The provision for loan losses decreased by $52 thousand from $572 thousand for the six-month period ended December 31, 1999 to $520 thousand for the six-month period ended December 31, 2000. In calendar 1999 the agricultural manufacturing sector, which certain of the Company's borrowers were engaged in or depended upon, experienced a slowdown. Consideration of this fact and other factors led management to make an increased provision for loan losses in December 1999. Real estate loans had no charge-offs or recoveries for the six months ended December 31, 2000. For the same six-month period, commercial loans had $87 thousand in charge-offs, and recoveries totaled $2 thousand. Consumer loan charge-offs and recoveries totaled $103 thousand and $23 thousand during the six months. Indirect auto and credit card loans accounted for the consumer loan charge-offs. As asset quality is a priority for the Company and its subsidiaries, management has made the decision to significantly reduce indirect auto loan activity based on charge-off experience. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality.

      Noninterest income was down $208 thousand, or 7%, to $2.8 million for the six-month period ended December 31, 2000 from $3.0 million for the same period ended December 31, 1999. Noninterest income during each of the quarters in comparison consisted primarily of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The decrease was primarily due to a $383 thousand decrease in fees earned by the merchant credit card operation of Bancard. This 32% reduction in merchant credit card fees was anticipated as a result of Bancard's largest ISO terminating its processing relationship in May 2000. Additional reductions in noninterest income consisted of a $23 thousand loss realized on investment securities and a $66 thousand decrease in other noninterest income, resulting from decreased earnings experienced on two investments in unconsolidated subsidiaries of the Company. In previous periods, investments in such nonconsolidated subsidiaries have had no significant impact on Company earnings. The various decreases in noninterest income were partially offset by an 18% increase in fees earned by the trust department of the Bank, a 30% increase in gains on sales of loans and a 13% increase in deposit service fees.

      For the six months ended December 31, 2000, trust department fees increased $155 thousand, or 18%, to $1.0 million from $863 thousand for the same period in 1999. The increase was primarily a reflection of the development of additional trust relationships and a revision of the trust department fee structure effective January 1, 2000.

      Deposit service fees increased $40 thousand, or 13%, to $347 thousand from $307 thousand for the six-month periods ended December 31, 2000 and December 31, 1999. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

      Gains on sales of loans, net was $298 thousand for the six months ended December 31, 2000, which reflected an increase of 30%, or $69 thousand, from $229 thousand for the six months ended December 31, 1999. The increase resulted from larger numbers of both home refinances and home purchases, and the subsequent sale of the majority of these loans into the secondary market. The stability of interest rates over recent months has accounted for the increased activity in this area.

      The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both periods. Noninterest expenses for the six months ended December 31, 2000 were $6.5 million as compared to $5.5 million for the same period in 1999, for an increase of $1.0 million or 19%.

      The following table sets forth the various categories of noninterest expenses for the six months ended December 31, 2000 and 1999.

                              Noninterest Expenses

                                                             Six months ended
                                                                December 31,
                                                          -----------------------
                                                             2000         1999      % change
                                                          ----------------------------------
Salaries and employee benefits ........................   $3,735,561   $3,213,082     16.3%
Professional and data processing fees .................      592,259      424,929     39.4%
Advertising and marketing .............................      280,352      187,022     49.9%
Occupancy and equipment expense .......................      918,065      801,178     14.6%
Stationery and supplies ...............................      170,490      161,246      5.7%
Postage and telephone .................................      193,968      181,778      6.7%
Other .................................................      653,114      532,195     22.7%
                                                          -----------------------
                             Total noninterest expenses   $6,543,809    5,501,430     19.0%
                                                          =======================

      Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the six months ended December 31, 2000, total salaries and benefits increased to $3.7 million or $522 thousand over the 1999 quarter total of $3.2 million. The change was primarily attributable to the increase from December 1999 to December 2000 in the number of Bank employees and increased incentive compensation to trust employees proportionate to the increased volume of fees earned. Professional and data processing fees increased from $425 thousand for the six months ended December 31, 1999 to $592 thousand for the same six-month period in 2000. The $167 thousand increase was predominately due to legal fees resulting from the legal proceedings in process between Bancard and PMT Services, Inc., combined with increased fees to outside consultants addressing compliance, efficiency, profitability and other growth-related issues of the subsidiary bank. Advertising and marketing increased 50% or $93 thousand for the period. The increase was the result of the development and start-up of the Bank's new website (qcbt.com ), the establishment of an online partnership with America Online, Inc. creating local access to that website, and media expenses incurred in support of marketing efforts for the Bank's Utica location and various Bank products and departments. Occupancy and equipment expense increased $117 thousand or 15% for the quarter. The increase was predominately due to the October 30th opening of a fourth full service banking facility and the resulting increased levels of depreciation, maintenance, utilities and other occupancy expenses. Other noninterest expense increased $121 thousand or 23% for the period. The increase was primarily the result of increased service charges from upstream banks incurred by the subsidiary bank and increased expenses related to Bancard's cardholder program.

      The provision for income taxes was $520 thousand for the six-month period ended December 31, 2000 compared to $851 thousand for the six-month period ended December 31, 1999 for a decrease of $331 thousand or 39%. The decrease was the result of a decrease in income before income taxes of $702 thousand or 32% for the fiscal 2001 period when compared to the fiscal 2000 period, as well as a reduction in the Company's effective tax rate.

LIQUIDITY

      Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash used in operating activities, consisting primarily of the funding of loans for sale, was $91 thousand for the six months ended December 31, 2000 compared to $1.3 million net cash provided by operating activities for the same period in 1999. Net cash used in investing activities, consisting principally of loan originations, was $14.8 million for the six months ended December 31, 2000 and $19.7 million for the six months ended
December 30, 1999. Net cash provided by financing activities, consisting primarily of deposit growth and net proceeds from Federal Home Loan Bank advances, for the six months ended December 31, 2000 was $21.8 million and for same period in 1999 was $23.5 million.

OTHER DEVELOPMENTS

      In addition to the main office in Bettendorf, IA, the Bank has two full service banking locations in Davenport, IA, and a full-service banking location in the Velie Plantation Mansion in Moline, IL. The Company also maintains two locations that are utilized for various operational and administrative functions. In March 1999, the Bank acquired and improved a 3,000 square foot office building adjacent to the Davenport facility for utilization by its technology and credit administration departments. Beginning May 1, 2000, the Company leased approximately 2,000 square feet on the second floor of the Velie facility in Moline. The space was renovated and serves as the corporate headquarters of the Company.

      Construction of the fourth full service banking facility was completed in October, 2000 at 5515 Utica Ridge Road in Davenport. The Bank leased approximately 6,000 square feet on the first floor and 2,200 square feet in the lower level of the 24,000 square foot facility. The office was opened for business on October 30, 2000.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

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

RECENT ACCOUNTING DEVELOPMENTS

      The Financial Accounting Standards Board (FASB) has issued Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces FASB Statement No. 125 in its entirety. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of Statement 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and distinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management believes that adoption of this Statement will not have a significant effect on the Company's consolidated financial statements.

Part II

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings

     Bancard is the holder of an account receivable in the approximate amount of $1,600,000 owing from PMT Services, Inc. ("PMT"). PMT is a subsidiary of Nova Corporation (trading symbol NIS on the New York Stock Exchange). This receivable arises pursuant to Bancard's provision of electronic credit card sales authorization and settlement services to PMT pursuant to a written contract that includes PMT's obligation to indemnify Bancard for credit card chargeback losses arising from those services. PMT has failed to timely pay Bancard for monthly invoices, including service charges and substantial chargeback losses, for the period beginning May, 2000. Bancard intends to vigorously pursue collection of this receivable. On September 25, 2000, PMT filed a lawsuit in federal court in Los Angeles, California, against Bancard and the Company. This lawsuit alleges tortious acts and breaches of contract by Bancard, the Company, and others and seeks recovery from Bancard and the Company of not less than $3,600,000 of alleged actual damages, plus punitive damages. Bancard and the Company filed lawsuits in federal and state courts in Davenport, Iowa against PMT. These lawsuits sought a court order compelling PMT to participate in arbitration in Bettendorf, Iowa, as provided for in the pertinent contract documents, and to resolve the disputes between PMT, Bancard and the Company, including the unpaid account receivable. The federal court in Iowa ruled that the arbitration issue should be determined by the state court in Iowa. Subsequently, the (Iowa) District Court of Scott County ruled that all claims, including the tort claims, must be arbitrated in Iowa. Bancard and the Company continue to believe that PMT allegations are without merit and will vigorously pursue the collection of the receivable and to defend against PMT's claims.

Item 2  Changes in Securities and Use of Proceeds            -    None
        ----------------------------------------

Item 3  Defaults Upon Senior Securities                      -    None
        -------------------------------

Item 4  Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      The annual meeting of stockholders was held at the Jumer's Castle Lodge located at 900 Spruce Hills Drive, Bettendorf, Iowa on October 18, 2000 at 10:00 a.m. At the meeting, Michael A. Bauer and James J. Brownson were re-elected to serve as Class I directors, with terms expiring in 2003. Continuing as Class II directors, with terms expiring in 2001, are Douglas M. Hultquist and John W. Schricker. Continuing as Class III directors, with terms expiring in 2002, are Richard R. Horst and Ronald G. Peterson.

      At the time of the annual meeting, there were 2,325,566 issued shares and 2,270,920 outstanding shares of common stock. Either in person or by proxy, there were 2,013,162 common shares represented at the meeting, constituting approximately 89% of the outstanding shares. The voting was as follows:

                                                    Votes                 Votes
                                                      For               Withheld
                                                   -----------------------------

Michael A Bauer ........................           2,002,509             10,653
James J. Brownson ......................           2,004,459              8,703

Item 5  Other Information

      At the board of directors meeting held November 21, 2000, John Lawson was elected as an additional Class III director of the Company with a term expiring in 2002.

Item 6  Exhibits and Reports on Form 8-K
        --------------------------------

        (a)      Exhibits

                 99.1 Press release dated February 12, 2001 announcing earnings for the second quarter ended December 31, 2000 and related financial information

                 99.2 Shareholder letter dated February 2001 discussing earnings for the second quarter ended December 31, 2000 and related financial information

        (b)      Reports on Form 8-K

        The Company filed a current report on Form 8-K with the Securities and Exchange Commission on November 7, 2000 under Item 5 which reported first quarter financial information in the format of a press release and a shareholder letter.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     QUAD CITY HOLDINGS, INC.
                                     (Registrant)

Date  February 12, 2001              /s/ Michael A. Bauer
      -----------------              -------------------------------------------
                                     Michael A. Bauer, Chairman




Date  February 12, 2001             /s/ Douglas M. Hultquist
      -----------------             --------------------------------------------
                                    Douglas M. Hultquist, President
                                    Principal Executive Officer

Date  February 12, 2001             /s/ Todd A. Gipple
      -----------------             --------------------------------------------
                                    Todd A. Gipple, Executive Vice President
                                    Chief Financial Officer