Form 10-K/A
period 2000-06-30
QUAD CITY HOLDINGS INC
filed 2001-04-27
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A

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

EXPLANATORY NOTE

Quad City Holdings, Inc. (the "Company") is filing this Annual Report on Form 10-K/A as Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the Securities and Exchange Commission on September 28, 2000, ("Form 10-K"), for the purpose of amending and restating Items 6-8 of Part II of Form 10-K to correct the calculation of basic and diluted earnings per share for the years ended June 30, 1997, 1998 and 1999.

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

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                          Years Ended June 30,
                                          ----------------------------------------------------
                                            2000       1999        1998      1997       1996
                                          -----------------------------------------------------
                                                           (Dollars in thousands)
Statement of Income Data:
Interest income .......................   $ 24,079   $ 20,116   $ 15,077   $  9,706   $  6,529
Interest expense ......................     13,289     11,027      8,342      4,994      3,486
Net interest income ...................     10,790      9,089      6,735      4,712      3,043
Provision for loan losses .............      1,052        892        902        844        500
Noninterest income (1) ................      6,154      5,561      6,148      2,807      1,716
Noninterest expenses ..................     11,467      9,679      7,910      5,291      3,576
Pre-tax net income ....................      4,425      4,079      4,071      1,384        683
Income tax expense ....................      1,680      1,614      1,678        165       --
Net income ............................      2,745      2,465      2,393      1,219        683

Per Common Share Data:
Net income-basic ......................   $   1.19   $   0.98    $  1.00    $  0.54    $  0.32
Net income-diluted ....................       1.15       0.93       0.93       0.52       0.31

Balance Sheet:
Total assets ..........................   $367,622   $321,346   $250,151   $168,379   $111,475
Securities ............................     56,129     50,258     33,276     29,589     32,831
Loans .................................    241,853    197,977    162,975    108,365     56,810
Allowance for estimated losses on loans      3,617      2,895      2,350      1,633        853
Deposits ..............................    288,067    247,966    197,384    135,960     92,918
Stockholders' equity:
     Common ...........................     20,071     18,473     16,602     13,613     11,669
     Preferred ........................       --         --        2,500      1,000       --

Key Ratios:

Return on average assets ..............     0.82 %     0.86 %     1.14 %     0.86 %     0.70 %
Return on average common equity .......    14.17      13.69      16.40       9.85       5.82
Net interest margin ...................     3.53       3.42       3.55       3.74       3.47
Efficiency ratio (2) ..................    67.68      66.07      61.40      70.37      75.14
Nonperforming assets to total assets ..     0.20       0.51       0.51       0.27       0.28
Allowance for estimated losses on loans
  to total loans ......................     1.50       1.46       1.44       1.51       1.50
Net charge-offs to average loans ......     0.16       0.26       0.13       0.08       0.27
Average common stockholders' equity
  to average assets ...................     5.77       6.26       6.97       8.73      12.10
Average stockholders' equity

  to average assets ...................     5.77       7.05       7.97       9.15      12.10
Earnings to fixed charges (3)
    Excluding interest on deposits ....     2.29 x     2.81 x     3.78 x     3.17 x     5.71 x
    Including interest on deposits ....     1.33       1.36       1.48       1.28       1.20


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

         Quad City reported earnings of $2.7 million or $1.19 basic earnings per share for fiscal 2000 as compared to $2.5 million and $0.98 per share for fiscal 1999 and $2.4 million and $1.00 per share for fiscal 1998. The improvement in fiscal 2000 from fiscal 1999 was attributable to increased net interest income and increased volumes of business for the Bank, reduced by an increase in noninterest expenses. The improvement in fiscal 1999 from fiscal 1998 was attributable to increased net interest income and increased volumes of business for the Bank, reduced by a decrease in noninterest income. The decrease in noninterest income was primarily due to the one time gain in fiscal 1998 resulting from the restructuring of Bancard's merchant broker agreement.

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

Results of Operations

Fiscal 2000 compared with fiscal 1999

         Overview. Net income for fiscal 2000 was $2.7 million as compared to net income of $2.5 million for the same period in 1999 for an increase of $281,000 or 11%. Basic earnings per share for fiscal 2000 were $1.19 as compared to $0.98 for fiscal 1999. The increase in net income was comprised of an increase in net interest income after provision for loan losses of $1.5 million and an increase in noninterest income of $594,000 reduced by an increase in noninterest expenses of $1.8 million. The increase in noninterest income occurred despite the fact that fiscal 1999 included $732,000 of revenue, which was related to a one-time gain recognized by Bancard. The recognition of this income ceased as of June 30, 1999.

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

Fiscal 1999 compared with fiscal 1998

         Overview. Net income for fiscal 1999 was $2.5 million as compared to net income of $2.4 million for the same period in 1998 for a slight increase of $72,000 or 3%. Basic earnings per share for fiscal 1999 were $0.98 as compared to $1.00 for fiscal 1998. The increase in net income was comprised of an increase in net interest income after provision for loan losses of $2.4 million reduced by a decrease in noninterest income of $588,000 and an increase in noninterest expenses of $1.8 million. The decrease in noninterest income was primarily due to the one time gain in fiscal 1998 resulting from the restructuring of Bancard's merchant broker agreement.

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
                                                                      ==============================

See Notes to Consolidated Financial Statements.

QUAD CITY HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 2000, 1999, and 1998

                                                                        2000           1999           1998
--------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans ...................................   $ 18,364,812    $ 15,642,235   $ 12,083,990
  Interest and dividends on securities:
    Taxable ....................................................      3,214,722       2,229,178      1,891,019
    Nontaxable .................................................        233,793          56,089         14,649
  Interest on federal funds sold ...............................      1,488,267       1,492,173        645,929
  Other interest ...............................................        777,604         696,245        440,980
                                                                   -------------------------------------------
        Total interest income ..................................     24,079,198      20,115,920     15,076,567
                                                                   -------------------------------------------

Interest expense:
  Interest on deposits .........................................     10,125,235       9,009,724      6,971,153
  Interest on company obligated mandatorily redeemable
    preferred securities .......................................      1,137,402          63,518             --
  Interest on short-term and other borrowings ..................      2,025,956       1,953,444      1,370,868
                                                                   -------------------------------------------
        Total interest expense .................................     13,288,593      11,026,686      8,342,021
                                                                   -------------------------------------------

        Net interest income ....................................     10,790,605       9,089,234      6,734,546
  Provision for loan losses (Note 4) ...........................      1,051,818         891,800        901,976
                                                                   -------------------------------------------
        Net interest income after provision for loan losses ....      9,738,787       8,197,434      5,832,570
                                                                   -------------------------------------------

Noninterest income:
  Merchant credit card fees, net of processing costs ...........      2,346,296       1,322,658      1,395,574
  Trust department fees ........................................      1,884,310       1,520,518      1,138,502
  Deposit service fees .........................................        600,219         433,056        290,721
  Gains on sales of loans, net .................................        438,799       1,043,763        713,121
  Securities gains (losses), net ...............................        (28,221)          3,757          8,734
  Amortization of deferred income resulting from restructuring
    of merchant broker agreement (Note 11) .....................             --         732,000             --
  Gain on restructuring of merchant broker agreement (Note 11) .             --              --      2,168,000
  Other ........................................................        913,013         504,699        433,765
                                                                    ------------------------------------------
        Total noninterest income ...............................      6,154,416       5,560,451      6,148,417
                                                                    ------------------------------------------

Noninterest expenses:
  Salaries and employee benefits ...............................      6,878,213       5,801,670      4,571,126
  Professional and data processing fees ........................        860,216         598,457        504,344
  Advertising and marketing ....................................        410,106         359,571        238,160
  Occupancy and equipment expense ..............................      1,580,911       1,453,040      1,045,349
  Stationery and supplies ......................................        324,219         267,739        219,523
  Postage and telephone ........................................        361,623         298,208        231,049
  Other ........................................................      1,052,173         900,214      1,100,264
                                                                    ------------------------------------------
        Total noninterest expenses .............................     11,467,461       9,678,899      7,909,815
                                                                    ------------------------------------------

        Income before income taxes .............................      4,425,742       4,078,986      4,071,172
Federal and state income taxes (Note 12) .......................      1,680,215       1,614,165      1,677,900
                                                                    ------------------------------------------
        Net income .............................................   $  2,745,527    $  2,464,821   $  2,393,272
                                                                    ==========================================

Earnings per common share (Note 17):
  Basic ........................................................   $       1.19    $       0.98   $       1.00
  Diluted ......................................................   $       1.15    $       0.93   $       0.93
  Weighted average common shares outstanding ...................      2,309,453       2,285,500      2,196,297
  Weighted average common and common equivalent shares
    outstanding ................................................      2,385,840       2,398,525      2,353,932

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

   Earnings per common share: Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common stock shares outstanding for the respective period. Diluted earnings per share are computed by dividing income available to common stockholders by the weighted average number of common stock and common stock equivalents outstanding for the respective period.

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

Note 17.  Earnings Per Common Share

The following information was used in the computation of basic and diluted earnings per common share for the years ended June 30, 2000, 1999, and 1998:

                                                 2000        1999        1998
                                              ----------------------------------

Basic and diluted earnings, net income .....  $2,745,527  $2,464,821  $2,393,272
Less accretion of preferred stock redemption
  premium ..................................         - -     231,062     197,404
                                              ----------------------------------
        Income available to common
        stockholders .......................  $2,745,527  $2,233,759  $2,195,868
                                              ==================================

Weighted average common shares outstanding . 2,309,453 2,285,500 2,196,297 Weighted average common shares issuable upon
exercise of stock options and warrants .....      76,387     113,025     157,635
                                              ----------------------------------
Weighted average common and common
equivalent shares outstanding ..............   2,385,840   2,398,525   2,353,932
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

Note 19.

Quarterly Results of Operations (Unaudited)

                                                    Year Ended June 30, 2000
                                         -------------------------------------------------
                                         September     December      March        June
                                           1999          1999         2000        2000
                                         -------------------------------------------------
Total interest income ................   $5,800,637   $5,935,251   $5,952,519   $6,390,791
Total interest expense ...............    3,102,826    3,329,541    3,299,703    3,556,523
                                         -------------------------------------------------
        Net interest income ..........    2,697,811    2,605,710    2,652,816    2,834,268
Provision for loan losses ............      274,700      296,800       85,600      394,718
Noninterest income ...................    1,372,113    1,623,759    1,624,409    1,534,135
Noninterest expenses .................    2,773,541    2,727,889    2,960,061    3,005,970
                                         -------------------------------------------------
        Net income before income taxes    1,021,683    1,204,780    1,231,564      967,715
Federal and state income taxes .......      389,035      461,860      471,890      357,430
                                         -------------------------------------------------
        Net income ...................   $  632,648   $  742,920   $  759,674   $  610,285
                                         =================================================

Earnings per common share:
  Basic ..............................   $     0.28   $     0.32   $     0.33   $     0.26
  Diluted ............................         0.26         0.31         0.32         0.26


                                                    Year Ended June 30, 1999
                                         -------------------------------------------------
                                         September     December      March        June
                                           1998          1998         1999        1999
                                         -------------------------------------------------

Total interest income ................   $4,785,014   $4,949,961   $4,948,755   $5,432,190
Total interest expense ...............    2,692,979    2,718,434    2,673,931    2,941,342
                                         -------------------------------------------------
        Net interest income ..........    2,092,035    2,231,527    2,274,824    2,490,848
Provision for loan losses ............      252,000      174,200      218,200      247,400
Noninterest income ...................    1,191,066    1,329,819    1,437,189    1,602,377
Noninterest expenses .................    2,301,829    2,376,376    2,472,977    2,527,717
                                         -------------------------------------------------
        Net income before income taxes      729,272    1,010,770    1,020,836    1,318,108
Federal and state income taxes .......      290,451      391,314      406,889      525,511
                                         -------------------------------------------------
        Net income ...................   $  438,821   $  619,456   $  613,947   $  792,597
                                         =================================================

Earnings per common share:
  Basic ..............................   $     0.17   $     0.24   $     0.24   $     0.33
  Diluted ............................         0.16         0.23         0.23         0.31


                                                    Year Ended June 30, 1998
                                         -------------------------------------------------
                                         September     December      March        June
                                           1997          1997         1998        1998
                                         -------------------------------------------------

Total interest income ................   $3,305,107   $3,617,832   $3,797,383   $4,356,245
Total interest expense ...............    1,757,272    1,963,477    2,157,917    2,463,355
                                         -------------------------------------------------
        Net interest income ..........    1,547,835    1,654,355    1,639,466    1,892,890
Provision for loan losses ............      304,355      215,643      233,260      148,718
Noninterest income ...................      922,495      872,117    1,134,103    3,219,702
Noninterest expenses .................    1,606,833    1,706,098    2,048,517    2,548,367
                                         -------------------------------------------------
        Net income before income taxes      559,142      604,731      491,792    2,415,507
Federal and state income taxes .......      218,200      237,075      191,425    1,031,200
                                         -------------------------------------------------
        Net income ...................   $  340,942   $  367,656   $  300,367   $1,384,307
                                         =================================================

Earnings per common share:
  Basic ..............................   $     0.14   $     0.15   $     0.11   $     0.60
  Diluted ............................         0.13         0.14         0.10         0.56

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

                            QUAD CITY HOLDINGS, INC.

Dated:  April 26, 2001              By:    /s/ Douglas M. Hultquist
        --------------                     -------------------------------------
                                           Douglas M. Hultquist
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                   Title                                       Date

/s/ Michael A. Bauer                Chairman of the Board of Directors          April 26, 2001
----------------------------
Michael A. Bauer

/s/ Douglas M. Hultquist            President, Chief Executive                  April 26, 2001
----------------------------        and Financial Officer and Director
Douglas M. Hultquist


/s/ Richard R. Horst                Director and Secretary                      April 26, 2001
----------------------------
Richard R. Horst

/s/ James J. Brownson               Director                                    April 26, 2001
----------------------------
James J. Brownson

/s/ John K. Lawson                  Director                                    April 26, 2001
----------------------------
John K. Lawson

/s/ Ronald G. Peterson              Director                                    April 26, 2001
----------------------------
Ronald G. Peterson

/s/ John W. Schricker               Director                                    April 26, 2001
----------------------------
John W. Schricker