Form 10-Q
period 2001-03-31
QUAD CITY HOLDINGS INC
filed 2001-05-15
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE  SECURITIES  AND EXCHANGE ACT OF 1934

      For the quarterly  period ended March 31, 2001

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from to

                         Commission file number 0-22208

                            QUAD CITY HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                                42-1397595
-------------------------------                                 ----------------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                                     ID Number)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 1, 2001, the Registrant had outstanding 2,265,420 shares of common stock, $1.00 par value per share.

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Page
                                                                          Number

Part I     FINANCIAL INFORMATION

           Item 1  Consolidated Financial Statements (Unaudited)

                   Consolidated Balance Sheets,
                   March 31, 2001 and June 30, 2000

                   Consolidated Statements of Income,
                   For the Three Months Ended March 31, 2001 and 2000

                   Consolidated Statements of Income,
                   For the Nine Months Ended March 31, 2001 and 2000

                   Consolidated Statements of Cash Flows,
                   For the Nine Months Ended March 31, 2001 and 2000

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

           Item 5  Other Information

           Item 6  Exhibits and Reports on Form 8-K

           Signatures

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        March 31, 2001 and June 30, 2000

                                                                                      March 31,        June 30,
                                                                                        2001             2000
                                                                                   ------------------------------
ASSETS
Cash and due from banks ........................................................   $  20,463,814    $  15,130,357
Federal funds sold .............................................................      25,835,000       26,105,000
Certificates of deposit at financial institutions ..............................      10,910,085       12,776,463

Securities held to maturity, at amortized cost .................................         575,417          574,988
Securities available for sale, at fair value ...................................      54,185,987       55,554,062
                                                                                   ------------------------------
                                                                                      54,761,404       56,129,050
                                                                                    -----------------------------

Loans receivable ...............................................................     277,446,150      241,852,851
Less: Allowance for estimated losses on loans ..................................      (4,084,375)      (3,617,401)
                                                                                    -----------------------------
                                                                                     273,361,775      238,235,450
                                                                                    -----------------------------

Premises and equipment, net ....................................................       8,509,369        7,715,621
Accrued interest receivable ....................................................       3,176,679        2,633,120
Other assets ...................................................................       9,692,825        8,896,554
                                                                                    -----------------------------

        Total assets ...........................................................    $406,710,951    $ 367,621,615
                                                                                    =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing .........................................................   $  48,660,508    $  44,043,932
   Interest-bearing ............................................................     260,403,544      244,022,824
                                                                                   ------------------------------
     Total deposits ............................................................     309,064,052      288,066,756
                                                                                   ------------------------------

Short-term borrowings ..........................................................      27,787,475       20,771,724
Federal Home Loan Bank advances ................................................      29,293,857       22,425,398
Company obligated manditorily redeemable preferred securities of ...............      12,000,000       12,000,000
     subsidiary trust holding solely subordinated debentures
Other liabilities ..............................................................       5,486,512        4,286,318
                                                                                    -----------------------------
        Total liabilities ......................................................     383,631,896      347,550,196
                                                                                    -----------------------------

STOCKHOLDERS' EQUITY
Common stock, $1 par value; shares authorized 5,000,000; .......................       2,325,566        2,325,416
   shares issued and outstanding March 2001 - 2,325,566 and 2,265,420; June 2000
   - 2,325,416 and 2,283,920 respectively
Additional paid-in capital .....................................................      12,148,759       12,147,984
Retained earnings ..............................................................       8,923,082        7,296,017
Accumulated other comprehensive income (loss), unrealized gains (losses) on
  securities available for sale, net ...........................................         536,184       (1,098,518)
                                                                                   ------------------------------
                                                                                      23,933,591       20,670,899
Less:  Cost of common shares acquired for the treasury;
  March 2001 - 60,146;  June 2000 - 41,496 .....................................        (854,536)        (599,480)
                                                                                   ------------------------------
        Total stockholders' equity .............................................      23,079,055       20,071,419
                                                                                   ------------------------------
        Total liabilities and stockholders' equity .............................   $ 406,710,951     $367,621,615
                                                                                   ==============================

See Notes to Consolidated Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           Three Months Ended March 31

                                                                  2001        2000
                                                                -----------------------
Interest income:
     Interest and fees on loans .............................   $5,781,051   $4,451,546
     Interest and dividends on securities:
           Taxable ..........................................      776,055      830,407
           Nontaxable .......................................       74,455       61,004
     Interest on federal funds sold .........................      403,412      423,266
     Other interest .........................................      244,566      186,296
                                                                -----------------------
          Total interest income .............................    7,279,539    5,952,519
                                                                -----------------------

Interest expense:
      Interest on deposits ..................................    3,392,761    2,563,733
      Interest on company obligated manditorily .............      283,376      276,000
           redeemable preferred securities
      Interest on short-term and other borrowings ...........      637,232      459,970
                                                                -----------------------
          Total interest expense ............................    4,313,369    3,299,703
                                                                -----------------------

          Net interest income ...............................    2,966,170    2,652,816

 Provision for loan losses ..................................      148,374       85,600
                                                                -----------------------
          Net interest income after provision for loan losses    2,817,796    2,567,216
                                                                -----------------------

Noninterest income:
     Merchant credit card fees, net of processing costs .....      401,946      652,510
     Trust department fees ..................................      566,017      525,235
     Deposit service fees ...................................      218,078      137,169
     Gains on sales of loans, net ...........................      313,796       71,253
     Securities gains, net ..................................            0       14,970
     Other ..................................................      132,224      223,272
                                                                -----------------------
          Total noninterest income ..........................    1,632,061    1,624,409
                                                                -----------------------

Noninterest expenses:
     Salaries and employee benefits .........................    2,105,388    1,806,069
     Professional and data processing fees ..................      267,494      230,558
     Advertising and marketing ..............................      113,078      116,991
     Occupancy and equipment expense ........................      488,593      376,142
     Stationery and supplies ................................       82,959       82,649
     Postage and telephone ..................................       98,173       83,811
     Other ..................................................      315,781      263,841
                                                                -----------------------
          Total noninterest expenses ........................    3,471,466    2,960,061
                                                                -----------------------

          Income before income taxes ........................      978,391    1,231,564
Federal and state income taxes ..............................      355,520      471,890
                                                                -----------------------
          Net income ........................................   $  622,871   $  759,674
                                                                =======================

Earnings per common share:
          Basic .............................................   $     0.28   $     0.33
          Diluted ...........................................   $     0.27   $     0.32
          Weighted average common shares outstanding ........    2,265,420    2,324,004
          Weighted average common and common equivalent .....    2,311,112    2,383,478
                shares outstanding
Comprehensive income ........................................   $1,262,374   $  480,095

See Notes to Consolidated Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           Nine Months Ended March 31

                                                                    2001            2000
                                                                ----------------------------
Interest income:
     Interest and fees on loans .............................   $ 17,173,270    $ 13,353,768
     Interest and dividends on securities:
           Taxable ..........................................      2,333,765       2,341,513
           Nontaxable .......................................        204,818         170,515
     Interest on federal funds sold .........................      1,109,752       1,257,820
     Other interest .........................................        700,674         564,791
                                                                ----------------------------
          Total interest income .............................     21,522,279      17,688,407
                                                                ----------------------------

Interest expense:
      Interest on deposits ..................................     10,130,780       7,420,361
      Interest on company obligated manditorily .............        851,164         831,949
           redeemable preferred securities
      Interest on short-term and other borrowings ...........      1,773,623       1,479,760
                                                                ----------------------------
          Total interest expense ............................     12,755,567       9,732,070
                                                                ----------------------------

          Net interest income ...............................      8,766,712       7,956,337

 Provision for loan losses ..................................        668,249         657,100
                                                                ----------------------------
          Net interest income after provision for loan losses      8,098,463       7,299,237
                                                                ----------------------------

Noninterest income:
     Merchant credit card fees, net of processing costs .....      1,202,429       1,836,006
     Trust department fees ..................................      1,583,304       1,387,965
     Deposit service fees ...................................        564,927         444,018
     Gains on sales of loans, net ...........................        611,475         299,967
     Securities gains (losses), net .........................        (22,730)         14,970
     Other ..................................................        480,237         637,355
                                                                ----------------------------
          Total noninterest income ..........................      4,419,642       4,620,281
                                                                ----------------------------

Noninterest expenses:
     Salaries and employee benefits .........................      5,840,949       5,019,151
     Professional and data processing fees ..................        859,753         655,487
     Advertising and marketing ..............................        393,430         304,013
     Occupancy and equipment expense ........................      1,406,658       1,177,320
     Stationery and supplies ................................        253,449         243,895
     Postage and telephone ..................................        292,141         265,589
     Other ..................................................        968,895         796,036
                                                                ----------------------------
          Total noninterest expenses ........................     10,015,275       8,461,491
                                                                ----------------------------

          Income before income taxes ........................      2,502,830       3,458,027
Federal and state income taxes ..............................        875,765       1,322,785
                                                                ----------------------------
          Net income ........................................   $  1,627,065    $  2,135,242
                                                                ============================

Earnings per common share:
          Basic .............................................   $       0.72    $       0.92
          Diluted ...........................................   $       0.70    $       0.90
          Weighted average common shares outstanding ........      2,269,476       2,311,313
          Weighted average common and common equivalent .....      2,316,811       2,377,011
                shares outstanding
Comprehensive income ........................................   $  3,261,767    $  1,456,643

See Notes to Consolidated Financial Statements

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           Nine Months Ended March 31

                                                                                      2001            2000
                                                                                  ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..................................................................   $  1,627,065    $  2,135,242
  Adjustments to reconcile net income to net cash (used in)
    operating activities:
    Depreciation ..............................................................        567,043         466,799
    Provision for loan losses .................................................        668,249         657,100
    Amortization of offering costs on subordinated debentures .................         22,129          22,832
    Amortization of premiums on securities, net ...............................         40,311          48,781
    Securities (gains) losses, net ............................................         22,730         (14,970)
    Loans originated for sale .................................................    (53,699,958)    (27,046,565)
    Proceeds on sales of loans ................................................     47,959,757      28,104,418
    Net gains on sales of loans ...............................................       (611,475)       (299,967)
    Tax benefit of nonqualified stock options exercised .......................              0          69,165
    Increase in accrued interest receivable ...................................       (543,559)       (581,474)
    Increase in other assets ..................................................     (1,657,901)       (187,706)
   Increase (decrease) in other liabilities ...................................      1,200,194      (4,642,397)
                                                                                  ----------------------------
        Net cash used in operating activities .................................   $ (4,405,415)     (1,268,742)
                                                                                  ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in federal funds sold ..........................................        270,000       4,780,000
  Net (increase) decrease in certificates of deposits at financial 1,866,378ons       (166,810)
  Purchase of securities available for sale ...................................     (5,110,785)    (17,314,898)
  Purchase of securities held to maturity .....................................              0         (50,000)
  Proceeds from calls and maturities of securities ............................      7,545,000       5,200,000
  Proceeds from paydowns on securities ........................................      1,156,226       1,133,620
  Proceeds from sales of securities available for sale ........................        254,247          43,413
  Increase in cash value of life insurance contracts ..........................        (65,880)       (378,543)
  Net loans originated ........................................................    (29,442,898)    (21,214,193)
  Purchase of premises and equipment, net .....................................     (1,360,791)       (521,664)
                                                                                  ----------------------------
        Net cash used in investing activities .................................   $(24,888,503)   $(28,489,075)
                                                                                  ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit accounts ............................................     20,997,296      29,464,887
  Net increase in short-term borrowings .......................................      7,015,751       6,112,282
  Proceeds from Federal Home Loan Bank advances ...............................     16,250,000       2,500,000
  Payments on Federal Home Loan Bank advances .................................     (9,381,541)     (7,091,724)
  Purchase of treasury stock ..................................................       (255,056)              0
  Proceeds from issuance of common stock, net .................................            925          67,726
                                                                                   ---------------------------
        Net cash provided by financing activities ..............................   $ 34,627,375   $ 31,053,171
                                                                                   ----------------------------

        Net increase in cash and due from banks ................................      5,333,457      1,295,354
Cash and due from banks, beginning .............................................     15,130,357      8,528,195
                                                                                   ---------------------------
Cash and due from banks, ending ................................................   $ 20,463,814   $  9,823,549
                                                                                   ===========================

Supplemental disclosure of cash flow information, cash payments for:
  Interest .....................................................................   $ 11,616,540   $  9,636,007
                                                                                   ===========================

  Income/franchise taxes .......................................................   $  1,174,613   $  1,551,321
                                                                                   ===========================
Supplemental schedule of noncash investing activities:
  Change in accumulated other comprehensive income (loss),
  unrealized gains (losses) on securities available for sale, net ..............   $  1,634,702   $   (678,599)
                                                                                   ===========================

See Notes to Consolidated Financial Statements

Part I
Item 1

                            QUAD CITY HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

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

NOTE 3 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                    Three months ended      Nine months ended
                                        March 31,                March 31,
                                  ----------------------  ----------------------
                                     2001        2000        2001        2000
                                  ----------------------------------------------
Net income, basic and diluted
      earnings .................  $  622,871  $  759,674  $1,627,065  $2,135,242
                                  ==============================================

Weighted average common shares
  outstanding ..................   2,265,420   2,324,004   2,269,476   2,311,313
Weighted average common shares
  issuable upon exercise of
  stock options and warrants ...      45,692      59,474      47,335      65,698
                                  ----------------------------------------------
Weighted average common and
  common equivalent shares
  outstanding ..................   2,311,112   2,383,478   2,316,811   2,377,011
                                  ==============================================

NOTE 4 - BUSINESS SEGMENT INFORMATION

Selected financial information on the Company's business segments is presented as follows for the three and nine months ended March 31, 2001 and 2000.

                                                        Three months ended             Nine months ended
                                                             March 31,                      March 31,
                                                   ----------------------------    ----------------------------
                                                        2001            2000           2001            2000
                                                   ------------------------------------------------------------
Revenue:
     Quad City Holdings, Inc. ..................   $     58,507    $     70,171    $     95,721    $    158,385
     Quad City Bank and Trust Company ..........      7,823,729       6,293,625      22,893,415      18,813,070
     Quad City Bancard, Inc. ...................        463,347         687,897       1,369,481       1,949,268
     Trust Department, Quad City Bank
        and Trust Company ......................        566,017         525,235       1,583,304       1,387,965
                                                   ------------------------------------------------------------
          Total revenue ........................   $  8,911,600    $  7,576,928    $ 25,941,921    $ 22,308,688
                                                   ============================================================

Net income (loss):
     Quad City Holdings, Inc. ..................   $   (213,465)   $   (210,583)   $   (685,823)   $   (631,459)
     Quad City Bank and Trust Company ..........        640,705         634,013       1,806,618       1,902,374
     Quad City Bancard, Inc. ...................         48,854         198,203         139,254         530,010
     Trust Department, Quad City Bank
        and Trust Company ......................        146,777         138,041         367,016         334,317
                                                   ------------------------------------------------------------
          Total net income .....................   $    622,871    $    759,674    $  1,627,065    $  2,135,242
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

Quad City Bancard, Inc. ("Bancard") provides merchant credit card processing services. Bancard has contracted with independent sales organizations ("ISOs") that market credit card services to merchants throughout the country. The Company's primary ISO contract expired in May 2000. In March 1999, Bancard formed its own subsidiary ISO, Allied Merchant Services, Inc., for the purpose of generating additional credit card processing business. At March 31, 2001, approximately 12,900 merchants were processing transactions with Bancard.

In April 2001, the Company announced plans to expand its banking operations to the Cedar Rapids, Iowa market. Initially, the Cedar Rapids operation will function as a branch of Quad City Bank and Trust Company, subject to regulatory approvals that are expected in May 2001. The Company has filed the required regulatory applications to obtain a separate bank charter in the Cedar Rapids market, to be named Cedar Rapids Bank and Trust Company. Expectations are to convert the branch operations into this newly chartered bank upon receiving regulatory approval, which is likely to occur in the fall of 2001. The Company plans to raise additional equity capital of approximately $5 million through a private placement of its common stock during the summer of 2001 to assist with capitalization of the new bank.

The Company has a fiscal year end of June 30.

FINANCIAL CONDITION

Total assets of the Company increased by $39.1 million or 11% to $406.7 million at March 31, 2001 from $367.6 million at June 30, 2000. The growth primarily resulted from an increase in the loan portfolio funded by deposits received from customers and by proceeds from short-term borrowings and Federal Home Loan Bank advances.

Cash and due from banks increased by $5.3 million or 35% to $20.4 million at March 31, 2001 from $15.1 million at June 30, 2000. Cash and due from banks represented both cash maintained at the Bank, as well as funds that the Bank and the Company had deposited in other banks in the form of demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At March 31, 2001, the Bank had $25.8 million invested in such funds. This amount decreased by $270 thousand or 1% from $26.1 million at June 30, 2000.

Certificates of deposit at financial institutions decreased by $1.9 million or 15% to $10.9 million at March 31, 2001 from $12.8 million at June 30, 2000. During the first nine months of fiscal 2001, the Bank's certificate of deposit portfolio had 29 maturities totaling $4.7 million and 28 purchases, which totaled $2.8 million.

Securities decreased by $1.4 million or 2% to $54.7 million at March 31, 2001 from $56.1 million at June 30, 2000. The decrease was the result of a number of transactions in the securities portfolio. Paydowns of $1.2 million were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $40 thousand. Maturities and calls of securities occurred in the amount of $7.5 million, and sales of securities totaled $277 thousand. These portfolio decreases were primarily offset by the purchase of an additional $5.1 million of securities and a $2.5 million increase in the fair value of securities, classified as available for sale.

Total loans receivable increased by $35.6 million or 15% to $277.5 million at March 31, 2001 from $241.9 million at June 30, 2000. The increase was the result of the origination or purchase of $201.2 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $201 thousand, and loan repayments or sales of loans of $165.4 million. The majority of residential real estate loans originated by the Bank were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans.

The allowance for estimated losses on loans was $4.1 million at March 31, 2001 compared to $3.6 million at June 30, 2000, an increase of $467 thousand or 13%. The adequacy of the allowance for estimated losses on loans was determined based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions, and other factors that, in management's judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on the increase in loans and a detailed analysis of the loan portfolio. The loan portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed on all credits risk-rated less than "fair quality" and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the board of directors. Although management believes that the allowance for estimated losses on loans at March 31, 2001 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts.

Net charge-offs for the nine months ended March 31, were $201 thousand in 2001 and $250 thousand in 2000. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio. The allowance for estimated losses on loans as a percentage of total loans was 1.5% at both March 31, 2001 and June 30, 2000.

At March 31, 2001, total nonperforming assets were $1.6 million compared to $737 thousand at June 30, 2000. The $868 thousand increase was the result of a $778 thousand increase in nonaccrual loans and an increase of $90 thousand in accruing loans past due 90 days or more.

Nonaccrual loans were $1.2 million at March 31, 2001 compared to $383 thousand at June 30, 2000, an increase of $778 thousand. The increase in nonaccrual loans was comprised of increases in real estate loans of $546 thousand and commercial loans of $248 thousand, partially offset by a decrease in consumer loans of $16 thousand. The net increase in nonaccrual real estate loans was due to the addition of six loans with oustanding balances ranging from $39 thousand to $150 thousand. The net increase in nonaccrual commercial loans was due entirely to the addition of a single loan. In general, nonaccrual loans consisted primarily of loans that were well collateralized and were not expected to result in material losses, and represented less than one half of one percent of the Bank's loan portfolio at March 31, 2001.

From June 30, 2000 to March 31, 2001, accruing loans past due 90 days or more increased from $353 thousand to $440 thousand, respectively. The balance at March 31 was primarily comprised of two well-collateralized construction loans that were not anticipated to produce any material losses.

Premises and equipment showed an increase of $794 thousand or 10% to $8.5 million at March 31, 2001 from $7.7 million at June 30, 2000. The increase resulted from the purchase of additional furniture, fixtures and equipment and leasehold improvements of $1.4 million during the period offset by depreciation expense of $567 thousand. The opening of a fourth full service banking facility on October 30, 2000 accounted for $921 thousand, or 68%, of the premises and equipment expenditures during the first nine months of fiscal 2001.

Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $544 thousand or 21% to $3.2 million at March 31, 2001 from $2.6 million at June 30, 2000. The increase was primarily due to greater average outstanding balances in interest-bearing assets.

Other assets increased by $796 thousand or 9% to $9.7 million at March 31, 2001 from $8.9 million at June 30, 2000. The largest component of the increase was the $1.3 million growth in receivables due Bancard from its terminated, primary ISO. Bancard is vigorously pursuing the collection of this receivable through legal avenues. Other assets also included accrued trust department fees, other miscellaneous receivables, and various prepaid expenses.

Deposits increased by $21.0 million or 7% to $309.1 million at March 31, 2001 from $288.1 million at June 30, 2000. The increase resulted from a $4.6 million net increase in non-interest bearing, NOW, money market and other savings accounts and a $16.4 million net increase in interest-bearing certificates of deposit. Management believes the increases were a result of periodic aggressive pricing programs for deposits and increased marketing efforts.

Short-term borrowings increased $7.0 million or 34% from $20.8 million at June 30, 2000 to $27.8 million at March 31, 2001. The Bank offers short-term repurchase agreements to some of its major customers. Also, on occasion, the Bank purchases Federal funds for short-term funding needs from the Federal Reserve Bank, or from some of its correspondent banks. As of March 31, 2001, short-term borrowings were comprised entirely of customer repurchase agreements with no Federal funds purchased. As of June 30, 2000, short-term borrowings represented customer repurchase agreements of $15.8 million and Federal funds purchased from the Federal Reserve Bank of $5.0 million.

Federal Home Loan Bank advances increased by $6.9 million or 31% to $29.3 million at March 31, 2001 from $22.4 million at June 30, 2000. As a result of its membership in the FHLB of Des Moines, the Bank has the ability to borrow funds for short or long-term purposes under a variety of programs. The Bank utilizes FHLB advances for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly source of funds than customer deposits.

In June 1999, the Company issued 1,200,000 shares of trust preferred securities through a newly formed subsidiary, Quad City Holdings Capital Trust I. On the Company's balance sheet these securities are included with liabilities and are presented as "company obligated manditorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures", and were $12.0 million at both March 31, 2001 and June 30, 2000.

Other liabilities increased by $1.2 million or 28% to $5.5 million at March 31, 2001 from $4.3 million at June 30, 2000. Other liabilities was comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At March 31, 2001, the primary component of other liabilities was $3.0 million of interest payable.

Common stock at March 31, 2001 increased by less than 1% to remain unchanged at $2.3 million from June 30, 2000. The increase was the result of a single exercise of stock options resulting in the issuance of 150 additional shares of common stock.

Additional paid-in capital totaled $12.1 million at both March 31, 2001 and June 30, 2000. An increase of less than 1% resulted from proceeds received in excess of the $1.00 per share par value for 150 shares of common stock issued as the result of an exercise of stock options.

Retained earnings increased by $1.6 million or 22% to $8.9 million at March 31, 2001 from $7.3 million at June 30, 2000. The increase reflected net income for the nine-month period.

Unrealized gains on securities available for sale, net of related income taxes, totaled $536 thousand at March 31, 2001 as compared to $1.1 million of unrealized losses at June 30, 2000. The reversal from losses to gains of $1.6 million was attributable to the increase during the period in fair value of the securities identified as available for sale, primarily the result of a decline in interest rates.

On April 5, 2000, the Company announced that the board of directors approved a stock repurchase program enabling the Company to repurchase approximately 60,000 shares of its common stock. This stock repurchase program has been completed, and as of March 31, 2001, the Company had acquired 60,146 treasury shares at a total cost of $854 thousand.

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

One method used to quantify interest rate risk is the net portfolio value ("NPV") analysis. This analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The most recent NPV analysis, as of December 31, 2000, projects that net portfolio value would decrease by approximately 9.79% if interest rates would rise 200 basis points over the next year. It projects a decrease in net portfolio value of approximately 3.04% if interest rates would drop 200 basis points. Both simulations are within board-established policy limits.

RESULTS OF OPERATIONS

OVERVIEW

Net income for the nine-month period ended March 31, 2001 was $1.6 million as compared to net income of $2.1 million for the same period in 1999, a decrease of $508 thousand or 24%. Basic earnings per share for the first nine months decreased to $0.72 from $0.92 in 2000. The decrease in net income was comprised of an increase of $799 thousand in net interest income after provision for loan losses and a decrease in income tax expense of $447 thousand offset by a decrease in noninterest income of $201 thousand and an increase in noninterest expense of $1.5 million.

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

The Company's average yield on interest-earning assets increased 0.43% for the nine months ended March 31, 2001 when compared to the nine months ended March 31, 2000. With the same comparison, the average cost of interest-bearing liabilities increased 0.72% which resulted in a 0.29% decrease in the net interest spread of 2.92% at March 31, 2000 to 2.63% at March 31, 2001. The narrowing of the net interest spread created a decline in the net interest margin. For the nine months ended March 31, 2001, net interest margin was 3.33% compared to 3.48% for the same period in 2000. Management continues to closely monitor and manage net interest margin.

For the nine months ended March 31, 2001, basic earnings per share declined $0.20 when compared to the same period in 2000. Several factors contributed to the 22% reduction. The reduced earnings were due to the increased overhead and one-time costs associated with the opening of the Bank's fourth full service banking facility, higher employee compensation costs resulting from the addition of four senior officer positions during calendar 2000, and a reduction in the earnings of Bancard resulting from the planned termination of its contract with a major independent sales organization. While the addition of the new banking facility and the senior officer positions negatively impacted earnings for the nine months ended March 31, 2001, management is confident that these additions will provide significant long-term benefits to the Company.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Net income for the quarter ended March 31, 2001 was $623 thousand as compared to net income of $760 thousand for the same period in 2000, a decrease of $137 thousand or 18%. Basic earnings per share for the quarter decreased to $0.28 from $0.33 in 2000. The decrease in net income was comprised of an increase of $250 thousand in net interest income after provision for loan losses, an increase in noninterest income of $8 thousand, and a decrease in income tax expense of $116 thousand offset by an increase in noninterest expense of $511 thousand.

Interest income increased by $1.3 million from $6.0 million for the three-month period ended March 31, 2000 to $7.3 million for the quarter ended March 31, 2001. The 22% rise in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, and higher interest rates.

Interest expense increased by $1.0 million from $3.3 million for the three-month period ended March 31, 2000 to $4.3 million for the three-month period ended March 31, 2001. The 31% increase in interest expense was caused by greater average, outstanding balances in interest-bearing liabilities, principally with respect to customers' time deposits in and repurchase agreements with the subsidiary bank, and higher interest rates.

At both March 31, 2001 and June 30, 2000, the Company had an allowance for estimated losses on loans of approximately 1.5% of total loans. The provision for loan losses increased by $63 thousand from $85 thousand for the three month period ended March 31, 2000 to $148 thousand for the three month period ended March 31, 2001. During the third quarter of fiscal 2001, management made monthly provisions for loan losses based upon the increase in loans and a detailed analysis of the loan portfolio. Both real estate and commercial loans had no charge-offs or recoveries for the three months ended March 31, 2001. Consumer loan charge-offs and recoveries totaled $43 thousand and $7 thousand, respectively, during the quarter. Indirect auto and credit card loans accounted for a majority of the consumer loan charge-offs. The ability to grow profitably is, in part, dependent upon the maintenance of asset quality. Because asset quality is a priority for Quad City and its subsidiaries, in the first quarter of fiscal 1999 management made the decision to downscale indirect auto loan activity based on charge-off history. The average, third quarter balance of the indirect auto loan portfolio for fiscal 2001 was $4.3 million compared to $7.5 million for fiscal 2000. This 43% decrease in the average portfolio brought with it a 90% decrease in the net charge-offs of indirect auto loans. Net charge-offs for the indirect auto loan portfolio were $5 thousand for the third quarter of fiscal 2001 compared to $48 thousand for the same period in fiscal 2000 for a decrease of $43 thousand.

Noninterest income of $1.6 million for the three-month period ended March 31, 2001 was unchanged from $1.6 million for the three-month period ended March 31, 2000. Noninterest income during each of the quarters in comparison consisted primarily of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. Third quarter fiscal 2001, when compared to the same quarter in fiscal 2000, posted a $251 thousand decrease in fees earned by the merchant credit card operation of Bancard. This 38% reduction in merchant credit card fees was anticipated as a result of Bancard's largest ISO terminating its processing relationship in May 2000. Additional reductions in noninterest income consisted of a $15 thousand decrease in gains realized on investment securities and a $91 thousand decrease in other noninterest income, resulting from both a decrease in the rental income of the Bank and losses experienced on two investments in unconsolidated subsidiaries of the Company. In previous periods, investments in unconsolidated subsidiaries have had no significant impact on Company earnings. The various decreases in noninterest income were offset by an 8% increase in fees earned by the trust department of the Bank, a 340% increase in gains on sales of loans and a 59% increase in deposit service fees.

In November 1999, Bancard's largest ISO notified Bancard that it intended to terminate its processing relationship in May 2000 and start processing its own transactions, as per a previous agreement. Processing for this ISO ceased in May 2000 as anticipated. Bancard has begun processing for nine additional ISOs. In spite of this, Bancard's net merchant credit card fee income will remain below previous levels until additional ISO relationships can be developed, processing volumes with existing ISOs increase, or Allied can generate processing volumes comparable to those experienced by Bancard prior to the termination of processing with the original ISO. Bancard's average dollar volume of transactions processed per month during the first nine months of fiscal 2000 was $95 million, and of that, $61 million was attributable to the ISO that terminated its relationship. During the first nine months of fiscal 2001, the average dollar volume of transactions processed per month by Bancard decreased 16% to $80 million. It is expected that because of this reduction in processing fees and the cessation of a related monthly service fee to Bancard, that income contributed to the Company by Bancard will continue to be lower than that contributed in earlier periods.

For the quarter ended March 31, 2001, trust department fees increased $41 thousand, or 8%, to $566 thousand from $525 thousand for the same quarter in 2000. The increase was primarily a reflection of the growth of existing trust relationships and the addition of new trust customers.

Deposit service fees increased $81 thousand, or 59%, to $218 thousand from $137 thousand for the three-month periods ended March 31, 2001 and March 31, 2000. This increase was primarily a result of the new deposit accounts fee structure that was implemented beginning February 1, 2001. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, was $314 thousand for the three months ended March 31, 2001, which reflected an increase of 340%, or $243 thousand, from $71 thousand for the three months ended March 31, 2000. The increase resulted from larger numbers of both home refinances and home purchases, and the subsequent sale of the majority of these loans into the secondary market. The decline in interest rates over recent months accelerated the activity within this area of the Bank.

The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both quarters. Noninterest expenses for the three months ended March 31, 2001 were $3.5 million as compared to $3.0 million for the same period in 2000, for an increase of $511 thousand or 17%.

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2001 and 2000.

                              Noninterest Expenses

                                                Three months ended
                                                     March 31,
                                              -----------------------
                                                 2001         2000      % change
                                              ----------------------------------
Salaries and employee benefits ............   $2,105,388   $1,806,069     16.6%
Professional and data processing fees .....      267,494      230,558     16.0%
Advertising and marketing .................      113,078      116,991     -3.3%
Occupancy and equipment expense ...........      488,593      376,142     29.9%
Stationery and supplies ...................       82,959       82,649      0.4%
Postage and telephone .....................       98,173       83,811     17.1%
Other .....................................      315,781      263,841     19.7%
                                              ----------------------------------
      Total noninterest expenses ..........   $3,471,466    2,960,061     17.3%
                                              ==================================

Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the quarter ended March 31, 2001, total salaries and benefits increased to $2.1 million or $299 thousand over the previous year's quarter total of $1.8 million. The change was primarily attributable to the increase from March 2000 to March 2001 in the number of Bank employees and increased incentive compensation to real estate officers proportionate to the increased volumes of gains on sales of loans. Professional and data processing fees increased from $230 thousand for the three months ended March 31, 2000 to $267 thousand for the same three month period in 2001. The $37 thousand increase was predominately due to legal fees resulting from the legal proceedings in process between Bancard and PMT Services, Inc., discussed further in Part II, Item 1. Advertising and marketing decreased 3% or $4 thousand for the quarter. The initial costs for the development and start-up of the Bank's website (qcbt.com ) were incurred in the third quarter of fiscal 2000. Occupancy and equipment expense increased $112 thousand or 30% for the quarter. The increase was predominately due to the addition of a fourth full service banking facility and the resulting increased levels of rent, utilities, depreciation, maintenance, and other occupancy expenses. Other noninterest expense increased $52 thousand or 20% for the quarter. The increase was primarily the result of increased service charges from upstream banks incurred by the subsidiary bank and increased expenses related to Bancard's cardholder program.

The provision for income taxes was $356 thousand for the three-month period ended March 31, 2001 compared to $472 thousand for the three-month period ended March 31, 2000 for a decrease of $116 thousand or 25%. The decrease was the result of a decrease in income before income taxes of $253 thousand or 21% for the fiscal 2001 quarter when compared to the fiscal 2000 quarter, as well as a reduction in the Company's effective tax rate.

NINE MONTHS ENDED MARCH 31, 2001 AND 2000

Interest income increased by $3.8 million from $17.7 million for the nine-month period ended March 31, 2000 to $21.5 million for the quarter ended March 31, 2001. The 22% rise in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, and higher interest rates.

Interest expense increased by $3.0 million from $9.7 million for the nine-month period ended March 31, 2000 to $12.7 million for the nine-month period ended March 31, 2001. The 31% increase in interest expense was caused by greater average, outstanding balances in interest-bearing liabilities, principally with respect to customers' time deposits in and repurchase agreements with the subsidiary bank, and higher interest rates.

At both March 31, 2001 and June 30, 2000, the Company had an allowance for estimated losses on loans of approximately 1.5% of total loans. The provision for loan losses increased by $11 thousand from $657 thousand for the nine-month period ended March 31, 2000 to $668 thousand for the nine-month period ended
March 31, 2001. During the both nine month periods, management made monthly provisions for loan losses based upon the increase in loans and a detailed analysis of the loan portfolio. Real estate loans had no charge-offs or recoveries for the nine months ended March 31, 2001. For the same nine-month period, commercial loans had $87 thousand in charge-offs, and recoveries totaled $2 thousand. Consumer loan charge-offs and recoveries totaled $146 thousand and $30 thousand during the nine months. Primarily, indirect auto and credit card loans accounted for the consumer loan charge-offs. The ability to grow profitably is, in part, dependent upon the maintenance of asset quality. Because asset quality is a priority for Quad City and its subsidiaries, in the first quarter of fiscal 1999 management made the decision to downscale indirect auto loan activity based on charge-off history. The average balance of the indirect auto loan portfolio for the first nine months of fiscal 2001 was $5.0 million compared to $8.2 million for fiscal 2000. This 39% decrease in the average portfolio brought with it a 56% decrease in the net charge-offs of indirect auto loans. Net charge-offs for the indirect auto loan portfolio were $18 thousand for the nine-month period ended March 31, 2001 compared to $41 thousand for the same period in fiscal 2000 for a decrease of $23 thousand.

Noninterest income was down $200 thousand, or 4%, to $4.4 million for the nine-month period ended March 31, 2001 from $4.6 million for the same period ended March 31, 2000. Noninterest income during each of the periods in comparison consisted primarily of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The decrease was primarily due to a $634 thousand decrease in fees earned by the merchant credit card operation of Bancard. This 35% reduction in merchant credit card fees was anticipated as a result of Bancard's largest ISO terminating its processing relationship in May 2000. Additional reductions in noninterest income consisted of a $23 thousand loss realized on investment securities and a $157 thousand decrease in other noninterest income, resulting primarily from a decrease in the rental income of the Bank and from decreased earnings experienced on two investments in unconsolidated subsidiaries of the Company. In previous periods, investments in unconsolidated subsidiaries have had no significant impact on Company earnings. The various decreases in noninterest income were partially offset by an 14% increase in fees earned by the trust department of the Bank, a 104% increase in gains on sales of loans and a 27% increase in deposit service fees.

For the nine months ended March 31, 2001, trust department fees increased $195 thousand, or 14%, to $1.6 million from $1.4 million for the same period in 2000. The increase was a reflection of the revision of the trust department fee structure effective January 1, 2000, in combination with the growth of existing trust relationships and the addition of new trust customers.

Deposit service fees increased $121 thousand, or 27%, to $565 thousand from $444 thousand for the nine-month periods ended March 31, 2001 and March 31, 2000. This increase was primarily the result of a new deposit account fee structure that was implemented beginning February 1, 2001. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net was $611 thousand for the nine months ended March 31, 2001, which reflected an increase of 104%, or $311 thousand, from $300 thousand for the nine months ended March 31, 2000. The increase resulted from larger numbers of both home refinances and home purchases, and the subsequent sale of the majority of these loans into the secondary market. The decline in interest rates over recent months has accelerated the activity within this area of the Bank.

The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both periods. Noninterest expenses for the nine months ended March 31, 2001 were $10.0 million as compared to $8.5 million for the same period in 2000, for an increase of $1.5 million or 18%.

The following table sets forth the various categories of noninterest expenses for the nine months ended March 31, 2001 and 2000.

                              Noninterest Expenses

                                               Nine months ended
                                                   March 31,
                                           -------------------------
                                               2001          2000      % change
                                           -------------------------------------
Salaries and employee benefits .........   $ 5,840,949   $ 5,019,151     16.4%
Professional and data processing fees ..       859,753       655,487     31.2%
Advertising and marketing ..............       393,430       304,013     29.4%
Occupancy and equipment expense ........     1,406,658     1,177,320     19.5%
Stationery and supplies ................       253,449       243,895      3.9%
Postage and telephone ..................       292,141       265,589     10.0%
Other ..................................       968,895       796,036     21.7%
                                           -------------------------------------
        Total noninterest expenses .....   $10,015,275     8,461,491     18.4%
                                           =====================================

Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the nine months ended March 31, 2001, total salaries and benefits increased to $5.8 million or $822 thousand over the first three quarters of 2000 total of $5.0 million. The change was primarily attributable to the increase from March 2000 to March 2001 in the number of Bank employees and increased incentive compensation to real estate officers proportionate to the increased volumes of gains on sales of loans. Professional and data processing fees increased from $655 thousand for the nine months ended March 31, 2000 to $859 thousand for the same nine-month period in 2001. The $204 thousand increase was predominately due to legal fees resulting from the legal proceedings in process between Bancard and PMT Services, Inc.,discussed further in Part II, Item I, combined with increased fees to outside consultants addressing compliance, efficiency, and profitability issues of the subsidiary bank. Advertising and marketing increased 29% or $89 thousand for the period. The increase was the result of the development and start-up of the Bank's new website (qcbt.com ), the establishment of an online partnership with America Online, Inc. creating local access to that website, and media expenses incurred in support of marketing efforts for the Bank's Utica location and various Bank products and departments. Occupancy and equipment expense increased $229 thousand or 19% for the period. The increase was predominately due to the addition of a fourth full service banking facility and the resulting increased levels of rent, utilities, depreciation, maintenance, and other occupancy expenses. Other noninterest expense increased $173 thousand or 22% for the period. The increase was primarily the result of increased service charges from upstream banks incurred by the subsidiary bank and increased expenses related to Bancard's cardholder program.

The provision for income taxes was $876 thousand for the nine-month period ended March 31, 2001 compared to $1.3 million for the nine-month period ended March 31, 2000 for a decrease of $447 thousand or 34%. The decrease was the result of a decrease in income before income taxes of $955 thousand or 28% for the fiscal 2001 period when compared to the fiscal 2000 period, as well as a reduction in the Company's effective tax rate.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash used in operating activities, consisting primarily of the funding of loans for sale, was $4.4 million for the nine months ended March 31, 2001 compared to $1.3 million for the same period in 2000. Net cash used in investing activities, consisting principally of loan originations, was $24.9 million for the nine months ended March 31, 2001 and $28.5 million for the nine months ended March 31, 2000. Net cash provided by financing activities, consisting primarily of deposit growth, and net proceeds from short-term borrowings and Federal Home Loan Bank advances, for the nine months ended March 31, 2001 was $34.6 million and for same period in 2000 was $31.1 million.

The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At both March 31, 2001 and June 30, 2000, the Bank had six unused lines of credit totaling $31.0 million of which $8.0 million was secured and $23.0 million was unsecured. At both March 31, 2001 and June 30, 2000, the Company also had an unused line of credit for $3.0 million, which was secured.

OTHER DEVELOPMENTS

In addition to the main office in Bettendorf, IA, the Bank has two full service banking locations in Davenport, IA, and a full-service banking location in the Velie Plantation Mansion in Moline, IL. The Company also maintains two locations that are utilized for various operational and administrative functions. In March 1999, the Bank acquired and improved a 3,000 square foot office building adjacent to the Davenport facility for utilization by its technology and credit administration departments. Beginning May 1, 2000, the Company leases approximately 2,000 square feet on the second floor of the Velie facility in Moline. The space was renovated and serves as the corporate headquarters of the Company.

Construction of the fourth full service banking facility was completed in October, 2000 at 5515 Utica Ridge Road in Davenport. The Bank leases approximately 6,000 square feet on the first floor and 2,200 square feet in the lower level of the 24,000 square foot facility. The office was opened for business on October 30, 2000.

In April 2001, the Company announced plans to expand its banking operations to the Cedar Rapids, Iowa market. Initially, the Cedar Rapids operation will function as a branch of Quad City Bank and Trust Company, subject to regulatory approvals that are expected in May 2001. The Company has filed the required regulatory applications to obtain a separate bank charter in the Cedar Rapids market, to be named Cedar Rapids Bank and Trust Company. Expectations are to convert the branch operations into this newly chartered bank upon receiving regulatory approval, which is likely to occur in the fall of 2001. The Company plans to raise additional equity capital of approximately $5 million through a private placement of its common stock during the summer of 2001 to assist with capitalization of the new bank.

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

Part II

                    QUAD CITY HOLDINGS, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings

Bancard is the holder of an account receivable in the approximate amount of $1,700,000 owing from PMT Services, Inc. ("PMT"). PMT is a subsidiary of Nova Corporation (trading symbol NIS on the New York Stock Exchange). This receivable arises pursuant to Bancard's provision of electronic credit card sales authorization and settlement services to PMT pursuant to a written contract that includes PMT's obligation to indemnify Bancard for credit card chargeback losses arising from those services. PMT has failed to timely pay Bancard for monthly invoices, including service charges and substantial chargeback losses, for the period beginning May, 2000. Bancard intends to vigorously pursue collection of this receivable. On September 25, 2000, PMT filed a lawsuit in federal court in Los Angeles, California, against Bancard and the Company. This lawsuit alleges tortious acts and breaches of contract by Bancard, the Company, and others and seeks recovery from Bancard and the Company of not less than $3,600,000 of alleged actual damages, plus punitive damages. Bancard and the Company filed lawsuits in federal and state courts in Davenport, Iowa against PMT. These lawsuits sought a court order compelling PMT to participate in arbitration in Bettendorf, Iowa, as provided for in the pertinent contract documents, and to resolve the disputes between PMT, Bancard and the Company, including the unpaid account receivable. The federal court in Iowa ruled that the arbitration issue should be determined by the state court in Iowa. Subsequently, the Iowa District Court of Scott County ruled that all claims, including the tort claims, must be arbitrated in Iowa. Because of that ruling, the California lawsuit was dismissed, and arbitration is pending. Bancard and the Company continue to believe that PMT's allegations are without merit and will vigorously pursue the collection of the receivable and the defense of PMT's claims.

Item 2   Changes in Securities and Use of Proceeds - None


Item 3   Defaults Upon Senior Securities - None


Item 4   Submission of Matters to a Vote of Security Holders - None

Item 5   Other Information - None

Item 6   Exhibits and Reports on Form 8-K


         (a)   Exhibits

               99.1 Press release dated May 15, 2001 announcing earnings for the third quarter ended March 31, 2001 and related financial information

               99.2 Shareholder letter dated May 2001 discussing earnings for the third quarter ended March 31, 2001 and related financial information

         (b)   Reports on Form 8-K

               None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   QUAD CITY HOLDINGS, INC.
                                   (Registrant)

Date  May 15, 2001                 /s/ Michael A. Bauer
      ------------                 ---------------------------------------------
                                   Michael A. Bauer, Chairman

Date  May 15, 2001                 /s/ Douglas M. Hultquist
      ------------                 ---------------------------------------------
                                   Douglas M. Hultquist, President
                                   Principal Executive Officer

Date  May 15, 2001                 /s/ Todd A. Gipple
      ------------                 ---------------------------------------------
                                   Todd A. Gipple, Executive Vice President
                                   Chief Financial Officer