Form 10-K
period 2001-06-30
QUAD CITY HOLDINGS INC
filed 2001-08-29
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                         Commission file number: 0-22208

                            QUAD CITY HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Delaware                                         42-1397595
------------------------                   -------------------------------------
(State of incorporation)                   (I.R.S. Employer Identificationb No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting common stock held by non-affiliates as of August 21, 2001 was approximately $23,400,000. As of August 21, 2001, the issuer had 2,265,420 shares of Common Stock outstanding.

                      Documents incorporated by reference:
          -------------------------------------------------------------
          Part III of Form 10-K - Proxy statement for annual meeting of stockholders to be held in October 2001.

Part I

Item 1.  Business

General. Quad City Holdings, Inc. ("Quad City") was formed in February 1993 under the laws of the state of Delaware for the purpose of becoming the bank holding company of Quad City Bank and Trust Company (the "Bank"). At the annual stockholders meeting to be held on October 24, 2001, management is seeking stockholder approval to change the name of the company to QCR Holdings, Inc.

The Bank was capitalized on October 13, 1993 and commenced operations on January 7, 1994. The Bank is organized as an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides full service commercial and consumer banking, and trust and asset management services in the Quad City and Cedar Rapids areas through its four offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois and its new office located in Cedar Rapids, Iowa.

After focusing its operations in the Quad Cities area since its inception, Quad City expanded its banking operations into the Cedar Rapids, Iowa market during the fourth fiscal quarter of 2001. The Cedar Rapids operation is currently functioning as a branch of Quad City Bank and Trust Company. Quad City has filed the required regulatory applications to obtain a separate bank charter in the Cedar Rapids market, to be named Cedar Rapids Bank and Trust Company. Expectations are to convert the branch operations into this newly chartered bank upon receiving regulatory approval, which is likely to occur in the fall of 2001. Quad City is in the process of raising additional equity capital of approximately $5 million through a private placement of its common stock to assist with capitalization of the new bank.

Quad City Bancard, Inc. ("Bancard") was capitalized on April 3, 1995, as a Delaware corporation that provides merchant credit card processing services. This operation had previously been a division of the Bank since July 1994. Currently, approximately 14,700 merchants process transactions with Bancard.

On March 29, 1999, Bancard formed its own independent sales organization ("ISO") subsidiary, Allied Merchant Services, Inc. ("Allied"), which generates merchant credit card processing business. Bancard owns 100% of Allied.

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

Quad City, the Bank, Bancard and Allied have a June 30th fiscal year end and collectively employed 183 individuals at June 30, 2001. No one customer accounts for more than 10% of revenues, loans or deposits.

Competition. Quad City currently has most of its operations in the highly competitive environment of the Quad Cities area. The Cedar Rapids market is also highly competitive with respect to financial services. Competitors include not only other commercial banks, credit unions, savings banks, savings and loan institutions and mutual funds, but also, insurance companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as Quad City. Many of these unregulated competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services. Additionally, Quad City competes in markets with a number of much larger financial institutions with substantially greater resources and larger lending limits. These competitive trends are likely to continue and may increase as a result of the continuing reduction on restrictions on the interstate operations of financial institutions. Under the Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which Quad City and its subsidiary banks conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

The Board of Governors of the Federal Reserve System (the "Federal Reserve Board") regulates Quad City and its subsidiaries. In addition, the Bank is regulated by the Iowa Superintendent of Banking (the "Iowa Superintendent") and the Federal Deposit Insurance Corporation (the "FDIC").

Business. Quad City's principal business consists of attracting deposits from the public and investing those deposits in loans and securities. The deposits of the Bank are insured to the maximum amount allowable by the FDIC. Quad City's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits and borrowings. Its operating results are affected by merchant credit card fees, trust fees, deposit service charge fees, fees from the sales of residential real estate loans and other income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses and other administrative expenses. Quad City's operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

Lending. Quad City and its subsidiaries provide a broad range of commercial and retail lending and investment services to corporations, partnerships, individuals and government agencies. The Bank actively markets its services to qualified lending customers. Lending officers actively solicit the business of new borrowers entering their market areas as well as long-standing members of the local business community. The Bank has established lending policies, which include a number of underwriting factors to be considered in making a loan, including location, loan to value ratio, cash flow, interest rate and the credit history of the borrower.

The Bank's current lending limit is approximately $5.0 million. Its loan portfolio is comprised primarily of loans in the areas of commercial, residential real estate and consumer lending. As of June 30, 2001, commercial loans made up approximately 73% of the loan portfolio, while residential mortgages comprised approximately 14% and consumer lending comprised 13%.

As part of the loan monitoring activity at the Bank, loan review personnel interact with senior bank management weekly. The Bank's Loan Review Committee meets on a monthly basis to review the loan portfolio. Quad City has also instituted a separate loan review function to analyze credits of the Bank. Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of these situations.

As noted above, the Bank is an active commercial lender. The Bank's areas of emphasis include, but are not limited to, loans to wholesalers, manufacturers, building contractors, developers, business services companies and retailers. The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. In addition, the Bank often takes personal guarantees to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. A significant portion of the Bank's commercial business loans have floating interest rates or reprice within one year. Commercial real estate loans are also made. Collateral for these loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower.

Residential mortgage lending has been a focal point of the Bank as it continues to build its real estate lending business. As a result of this focus, the Bank's real estate loan portfolio has experienced rapid growth, increasing from approximately $354 thousand at the end of the 1994 fiscal year, to approximately $40.6 million at the end of fiscal 2001. The Bank currently has seven mortgage originators.

The Bank sells a significant portion of its real estate loans in the secondary market. The Bank typically sells virtually all of its fixed rate loans. During fiscal 2001, the Bank originated $97.6 million of real estate loans and sold $92.9 million types of these loans. Generally, the Bank's residential mortgage loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the Bank to resell loans in the secondary market. The Bank structures most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature in one to three years. The Bank generally retains these loans in its portfolio. Servicing rights are not presently retained on the loans sold in the secondary market.

The Bank's consumer lending department provides all types of consumer loans including motor vehicle, home improvement, home equity, signature loans and small personal credit lines. The Bank has reduced its involvement in indirect automobile loans, and intends to actively seek to increase its home equity loans.

Appendices. The commercial banking business is a highly regulated business. See Appendix A for a brief summary regarding federal and state statutes and regulations, which are applicable to Quad City and its subsidiaries. Supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of bank holding companies and banks.

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

Construction of a second full service banking facility was completed in July 1996 to provide for the convenience of customers and to expand its market territory. The Bank also owns its portion of that facility which is located at 4500 Brady Street in Davenport. The two-story building is in two segments that are separated by an atrium. The Bank owns the south half of the building, while the northern portion is owned by the developer. Each floor is 6,000 square feet. The Bank occupies its first floor and utilizes the basement for operational functions, item processing and storage. Currently, approximately 1,500 square feet on the second floor is leased to a professional services firm and approximately 4,500 square feet is vacant and leasable. In addition, the residential real estate department of the Bank leases approximately 2,500 square feet on the first floor in the north half of the building.

Renovation of a third full service banking facility was completed in February 1998 at the historic Velie Plantation Mansion, 3551 Seventh Street, located near the intersection of 7th Street and John Deere Road in Moline near the Rock Island/Moline border. The building is owned by a third party limited liability company and the Bank and Bancard are its major tenants. Quad City has purchased a 20% interest in the company that owns the building. Bancard relocated its operations to the lower level of the 30,000 square foot building in late 1997. Quad City relocated its corporate headquarters to the building in February 1998 and occupies approximately 2,000 square feet on the second floor.

In March 1999, the Bank acquired a 3,000 square foot office building adjacent to the Davenport. The office space is utilized for various operational and administrative functions.

Construction of a fourth full service banking facility was completed in October 2000 at 5515 Utica Ridge Road in Davenport, Iowa. The Bank leases approximately 6,000 square feet on the first floor and 2,200 square feet on the lower level of the 24,000 square foot facility. The office opened in October 2000.

The start-up operations of the Cedar Rapids branch of the Bank are located in Suite 250 of the Town Centre Building, 221 Third Avenue, S.E., Cedar Rapids. When the branch operations are converted into the newly chartered Cedar Rapids Bank and Trust Company, the location in Cedar Rapids will be moved to leased space in the GreatAmerica Building, 625 First Street, S.E., Cedar Rapids. The retail banking operations will consist of 1,500 square feet on the first floor and the commercial banking and operations facility will consist of approximately 6,200 square feet on the second floor. The necessary tenant improvements are currently being installed in both suites, and occupancy is expected during September 2001. The lease term is for an initial period of five years with two five-year renewal options.

Management believes that the facilities are of sound construction, in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of Quad City.

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

Item 3.  Legal Proceedings

Bancard is the holder of an account receivable in the approximate amount of $1.7 million owing from PMT Services, Inc. ("PMT"). PMT is a subsidiary of Nova Corporation (trading symbol NIS on the New York Stock Exchange). This receivable arises pursuant to Bancard's provision of electronic credit card sales authorization and settlement services to PMT pursuant to a written contract that includes PMT's obligation to indemnify Bancard for credit card chargeback losses arising from those services. PMT has failed to timely pay Bancard for monthly invoices, including service charges and substantial chargeback losses, for the period beginning May 2000. Bancard intends to vigorously pursue collection of this receivable. On September 25, 2000, PMT filed a lawsuit in federal court in Los Angeles, California, against Bancard and Quad City. This lawsuit alleges tortuous acts and breaches of contract by Bancard, Quad City, and others and seeks recovery from Bancard and Quad City of not less than $3,600,000 of alleged actual damages, plus punitive damages. Bancard and Quad City filed lawsuits in federal and state courts in Davenport, Iowa against PMT. These lawsuits sought a court order compelling PMT to participate in arbitration in Bettendorf, Iowa, as provided for in the pertinent contract documents, and to resolve the disputes between PMT, Bancard and Quad City, including the unpaid account receivable. The federal court in Iowa ruled that the arbitration issue should be determined by the state court in Iowa. Subsequently, the Iowa District Court of Scott County ruled that all claims, including the tort claims, must be arbitrated in Iowa. Because of that ruling, the California lawsuit was dismissed, and arbitration is pending. Bancard and Quad City continue to believe that PMT's allegations are without merit and will vigorously pursue the collection of the receivable and the defense of PMT's claims.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the stockholders of Quad City for a vote during the fourth quarter of the fiscal year ended June 30, 2001.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The common stock, par value $1.00 per share of Quad City is traded on The Nasdaq SmallCap Market under the symbol "QCHI". The stock began trading on October 6, 1993. As of June 30, 2001, there were 2,265,420 shares of common stock outstanding held by approximately 2,500 holders of record. The following table sets forth the high and low sales prices of the common stock, as reported by The Nasdaq SmallCap Market, for the periods indicated. No cash dividends were declared during the periods indicated. At the annual stockholders meeting to be held in October 2001, management is seeking stockholder approval to change the name of the company to QCR Holdings, Inc. It is anticipated that Quad City's trading symbol will be changed to "QCRH" at that time.

                                   Fiscal 2001           Fiscal 2000
                                   sales price           sales price
                               -------------------   -------------------
                                 High       Low        High       Low
                               -----------------------------------------
First quarter ..........       $ 17.250   $ 11.313   $ 20.000   $ 16.500
Second quarter .........         12.250      9.938     17.500     13.500
Third quarter ..........         12.563      9.750     15.250     10.250
Fourth quarter .........         10.813      9.250     17.000     11.125

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

                  SELECTED CONSOLIDATED FINANCIAL DATA

                                                           Years Ended June 30,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          ----------------------------------------------------
Statement of Income Data:                             (Dollars in thousands)
Interest income .......................   $ 28,544   $ 24,079   $ 20,116   $ 15,077   $  9,706
Interest expense ......................     16,612     13,289     11,027      8,342      4,994
Net interest income ...................     11,932     10,790      9,089      6,735      4,712
Provision for loan losses .............        889      1,052        892        902        844
Noninterest income (1) ................      6,313      6,154      5,561      6,148      2,807
Noninterest expenses ..................     13,800     11,467      9,679      7,910      5,291
Pre-tax net income ....................      3,556      4,425      4,079      4,071      1,384
Income tax expense ....................      1,160      1,680      1,614      1,678        165
Net income ............................      2,396      2,745      2,465      2,393      1,219

Per Common Share Data:
Net income-basic ......................   $   1.06   $   1.19   $   0.98   $   1.00   $   0.54
Net income-diluted ....................       1.04       1.15       0.93       0.93       0.52

Balance Sheet:
Total assets ..........................   $400,948   $367,622   $321,346   $250,151   $168,379
Securities ............................     56,710     56,129     50,258     33,276     29,589
Loans .................................    287,865    241,853    197,977    162,975    108,365
Allowance for estimated losses on loans      4,248      3,617      2,895      2,350      1,633
Deposits ..............................    302,155    288,067    247,966    197,384    135,960
Stockholders' equity:
     Common ...........................     23,817     20,071     18,473     16,602     13,613
     Preferred ........................         --         --         --      2,500      1,000

Key Ratios:

Return on average assets ..............       0.62%      0.82%      0.86%      1.14%      0.86%
Return on average common equity .......      10.95      14.17      13.69      16.40       9.85
Net interest margin ...................       3.35       3.53       3.42       3.55       3.74
Efficiency ratio (2) ..................      75.64      67.68      66.07      61.40      70.37
Nonperforming assets to total assets ..       0.44       0.20       0.51       0.51       0.27
Allowance for estimated losses on loans
  to total loans ......................       1.48       1.50       1.46       1.44       1.51
Net charge-offs to average loans ......       0.10       0.16       0.26       0.13       0.08
Average common stockholders' equity
  to average assets ...................       5.69       5.77       6.26       6.97       8.73
Average stockholders' equity
  to average assets ...................       5.69       5.77       7.05       7.97       9.15
Earnings to fixed charges
    Excluding interest on deposits ....       1.90 x     2.29 x     2.81 x     3.78 x     3.17 x
    Including interest on deposits ....       1.21       1.33       1.36       1.48       1.28

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The  following   discussion  provides  additional   information   regarding  our
operations for the fiscal years ended June 30, 2001, 2000 and 1999, and financial condition for the fiscal years ended June 30, 2001 and 2000. This discussion should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

Overview

Quad City was formed in February 1993 for the purpose of organizing the Bank. The Bank opened in January 1994 with $4.5 million in assets and reached the milestone of $400 million in total assets as of June 30, 2001. Management expects continued opportunities for growth, even though the rate of growth will probably be slower than that experienced to date.

Quad City reported earnings of $2.4 million or $1.06 basic earnings per share for fiscal 2001 as compared to $2.7 million and $1.19 per share for fiscal 2000 and $2.5 million and $.98 per share for fiscal 1999. The decrease in fiscal 2001 from fiscal 2000 was attributable to an increase in noninterest expenses partially offset by an increase in noninterest income and net interest income. The improvement in fiscal 2000 from fiscal 1999 was attributable to increased net interest income and increased volumes of business for the Bank, reduced by an increase in noninterest expenses.

Quad City's results of operations are dependent primarily on net interest income, which is the difference between interest income, principally from loans and investment securities, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to the net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. Quad City's average yield on interest earning assets increased 0.13% for fiscal 2001 as compared to fiscal 2000. With the same comparison, the average cost of interest-bearing liabilities increased 0.42%, which resulted in a 0.29% decrease in the net interest spread of 2.98% at June 30, 2000 to 2.69% at June 30, 2001. The narrowing of the net interest spread created a decline in the net interest margin. For fiscal 2001, net interest margin was 3.35% compared to 3.53% for fiscal 2000. Management continues to closely monitor and manage net interest margin.

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

The Bank has added facilities and employees to accommodate both its historical growth and anticipated future growth. As such, overhead expenses have had a significant impact on earnings. This trend is likely to continue as the Bank's newest Davenport location opened in October 2000 and the new bank in Cedar Rapids is expected to move to its initial permanent facility in the fall of 2001. The primary challenge for the Bank currently, from a profitability standpoint, is to increase its net interest margin. Large commercial depositors and certificate of deposit customers create a relatively high cost of funds and this fact, along with a very competitive loan rate environment, have resulted in the Bank's interest margin being below its national peer group. Management continues to address this issue with alternative funding sources and pricing strategies.

During 1994, the Bank began to develop internally a merchant credit card processing operation and in 1995 transferred this function to Bancard, a separate subsidiary of Quad City. Bancard initially had an arrangement to provide processing services exclusively to clients of a single independent sales organization or ISO. This ISO was sold in 1998, and the purchaser requested a reduction in the term of the contract. Bancard agreed to amend the contract to reduce the term and accept a fixed monthly processing fee of $25,000 for merchants existing at the time the agreement was signed and a lower transaction fee for new merchants in exchange for a payment of $2.9 million, the ability to transact business with other ISOs and the assumption of the credit risk by the ISO. Approximately two thirds of the income from this settlement, or $2.2 million, was reported in fiscal 1998, with the remainder of $732,000 being recognized as an adjustment to the fixed processing fee during fiscal 1999. Bancard terminated its processing for this ISO in May 2000. During fiscal 2000 and 2001, Bancard began processing for nine new ISOs. In spite of this, Bancard expects its merchant credit card fee income to remain below previous levels until such time as Bancard can develop relationships with additional ISOs, increase volumes with existing ISOs or Allied can generate processing business revenues comparable to those Bancard experienced prior to termination of processing for the initial ISO. Bancard's average dollar volume of transactions processed during fiscal 2000 was $90 million, and $58 million was attributable to the ISO that terminated its relationship. During fiscal 2001, the average dollar volume of transactions processed per month by Bancard decreased 15% to $76 million. This reduction in processing fees and cessation of the settlement income at Bancard is expected to continue to adversely affect consolidated net income in fiscal 2002 as compared with fiscal 2001 and prior years.

During  fiscal 1998,  the Bank  expanded  its  presence in the mortgage  banking market by hiring several experienced loan originators and an experienced underwriter. The Bank originates mortgage loans on personal residences and sells the majority of these loans into the secondary market to avoid the interest rate risk associated with long-term fixed rate financing. The Bank realizes revenue from this mortgage banking activity from a combination of loan origination fees and gain on sale of the loans in the secondary market. During fiscal 2001, the Bank originated $97.6 million of real estate loans and sold $92.9 million of loans, which resulted in gains of $1.1 million. The decrease in interest rates during that time caused a significant increase in the Bank's mortgage origination volume. In fiscal 2000, the Bank originated $36.8 million of real estate loans and sold $37.7 million, which resulted in gains of $439,000.

Trust department income continues to be a significant contributor to noninterest income, growing from $1.5 million in fiscal 1999 to $1.9 million in fiscal 2000 and to $2.1 million in fiscal 2001. Income is generated primarily from fees charged based on assets under management for corporate and personal trusts and for custodial services. Assets under administration have grown from $586.4 at June 30, 2000 to $617.5 million at June 30, 2001. Growth in the current fiscal year resulted primarily from new trust relationships created during the year.

Quad City's initial public offering during the fourth calendar quarter of 1993 raised approximately $14 million. In order to provide additional capital to support the growth of the Bank, Quad City formed a statutory business trust, which issued $12 million of capital securities to the public for cash on June 9, 1999. In conjunction with the establishment of the new bank in Cedar Rapids, Quad City is in the process of selling approximately $5.0 million of its common stock through a private placement offering, primarily to investors in the Cedar Rapids area.

Results of Operations

Fiscal 2001 compared with fiscal 2000

Overview. Net income for fiscal 2001 was $2.4 million as compared to net income of $2.7 million for the same period in 2000 for a decrease of $300,000 or 13%. Basic earnings per share for fiscal 2001 were $1.06 as compared to $1.19 for fiscal 2000. The decrease in net income was comprised of an increase in noninterest expenses of $2.3 million partially offset by an increase in net interest income after provision for loan losses of $1.3 million, an increase in noninterest income of $200,000 and a decrease in federal and state income taxes of $500,000. Several factors contributed to the reduction in net income. These factors included the opening of Quad City's fourth full-service banking facility on Utica Ridge Road in Davenport, a reduction in processing volumes and profitability at Quad City Bancard and initial start-up expenses associated with Quad City's expansion to the Cedar Rapids market.

Interest income. Interest income increased by $4.4 million, from $24.1 million for fiscal 2000 to $28.5 million for fiscal 2001. The 19% rise in interest income was basically attributable to greater average outstanding balances in interest-earning assets, principally loans receivable. Despite the Federal Reserve's dramatic reduction in short-term interest rates by 2.75% since January of 2001, the average yield on interest earning assets for fiscal 2001 was 8.01% as compared to 7.88% for fiscal 2000.

Interest expense. Interest expense increased by $3.3 million, from $13.3 million for fiscal 2000 to $16.6 million for fiscal 2001. The 25% increase in interest expense was primarily attributable to greater average outstanding balances in interest-bearing liabilities and higher interest rates. Despite the Federal Reserve's reduction in short-term interest rates since January of 2001, the average cost on interest bearing liabilities was 5.32% for fiscal 2001 as compared to 4.90% for 2000.

Provision for loan losses. The provision for loan losses is established based on a number of factors, including the local and national economy and the risk associated with the loans in the portfolio. Quad City had an allowance for estimated losses on loans of approximately 1.48% of total loans at June 30, 2001 as compared to approximately 1.50% at June 30, 2000. The provision for loan losses decreased by $200,000, from $1.1 million for fiscal 2000 to $900,000 for fiscal 2001. During the year, management made monthly provisions for loan losses based upon the increase in loans and a detailed analysis of the loan portfolio. For fiscal 2001, commercial loans combined for total charge-offs of $87,000 and total recoveries of $2,000. Consumer loan charge-offs and recoveries totaled $214,000 and $39,000, respectively, for fiscal 2001. Indirect auto loans accounted for a majority of the consumer loan charge-offs. Because asset quality is a priority for Quad City and its subsidiaries, management made the decision in the first quarter of fiscal 1999 to downscale indirect auto loan activity based on charge-off history. The average balance in the indirect auto loan portfolio for fiscal 2001 was $3.4 million compared to $8.2 million for fiscal 2000. This 59% decrease in the average portfolio brought with it a 56% decrease in the net charge-offs of indirect auto loans. Net charge-offs for the indirect auto loan portfolio were $46,000 for fiscal 2001 compared to $77,000 for fiscal 2000, for a decrease of $31,000. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality.

Noninterest income. Noninterest income increased by $200,000, from $6.1 million for fiscal 2000 to $6.3 million for fiscal 2001. Noninterest income for fiscal 2001 and 2000 consisted of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The 3% increase was primarily due to an increase in gains on sales of loans, net, and increased trust fees and deposit service fees received during the period, offset by the decrease in merchant credit card fees.

During fiscal 2001, merchant credit card fees, net of processing costs, decreased by $600,000 to $1.7 million, from $2.3 million for fiscal 2000. The decrease was due to decreased volumes of credit card transactions processed during fiscal 2001. As previously discussed, Bancard terminated processing for its largest ISO in May 2000.

For fiscal 2001, trust department fees increased $200,000, or 10%, to $2.1 million from $1.9 million for fiscal 2000. The increase was primarily a reflection of the development of additional trust relationships during the period.

Gains on sales of loans, net, were $1.1 million for fiscal 2001, which reflected an increase of 159%, or $700,000, from $400,000 for fiscal 2000. The increase resulted from a decline in interest rates over recent months, which was driven by corresponding cuts by the Federal Reserve during the first half of calendar 2001. This created significantly more home refinances and home purchases during the fiscal year and the subsequent sale of the majority of these loans into the secondary market.

Noninterest expenses. The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees for both periods. Noninterest expenses for fiscal 2001 were $13.8 million as compared to $11.5 million for the same period in 2000, or an increase of $2.3 million or 20%.

The following table sets forth the various categories of noninterest expenses for the years ended June 30, 2001 and 2000.

                                                                    Years Ended June 30,
                                                           ----------------------------------------
                                                              2001           2000        % Change
                                                           ----------------------------------------
Salaries and employee benefits .........................   $ 8,014,268   $ 6,878,213            17%
Professional and data processing fees ..................     1,159,929       860,216            35
Advertising and marketing ..............................       579,524       410,106            41
Occupancy and equipment expense ........................     1,925,820     1,580,911            22
Stationery and supplies ................................       352,441       324,219             9
Postage and telephone ..................................       409,626       361,623            13
Other ..................................................     1,358,345     1,052,173            29
                                                           ----------------------------------------
              Total noninterest expenses ...............   $13,799,953   $11,467,461            20%
                                                           ========================================

Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For fiscal 2001, total salaries and benefits increased to $8.0 million or $1.1 million over the fiscal 2000 total of $6.9 million. The change was primarily attributable to the addition of new Bank employees during the period. Advertising and marketing increased $200,000 or 41%. The increase was the result of the development and start-up of the Bank's new website (qcbt.com), the establishment of an online partnership with America Online, Inc. creating local access to that website, and media expenses incurred in support of marketing efforts for the Bank's Utica location and various Bank products and departments. Professional and data processing fees increased $300,000 or 35%. The increase was primarily attributable to legal fees resulting from the legal proceedings in process between Bancard and PMT Services, Inc., combined with increased fees to outside consultants addressing compliance, efficiency and profitability issues for the Bank. Other noninterest expense increased $300,000 or 29% for the fiscal year. The increase was primarily the result of increased service charges from upstream banks incurred by the Bank and increased expenses related to Bancard's cardholder program.

Income tax expense. The provision for income taxes was $1.2 million for fiscal 2001 compared to $1.7 million for fiscal 2000, a decrease of $500,000 or 31%. The decrease was primarily attributable to decreased net income generated in fiscal 2001 compared to fiscal 2000, and a reduction in the effective tax rate for fiscal 2001 of 32.6% versus 38.0% for fiscal 2000.

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

Provision for loan losses. The provision for loan losses is established based on factors including the local and national economy and the risk associated with the loans in the portfolio. Quad City had an allowance for estimated losses on loans of approximately 1.50% of total loans at June 30, 2000 as compared to approximately 1.46% at June 30, 1999. The provision for loan losses increased by $160,000, from $892,000 for fiscal 1999 to $1,052,000 for fiscal 2000. For fiscal 2000, commercial and real estate loans combined for total charge-offs of $50,000 and total recoveries of less than $1,000. Consumer loan charge-offs and recoveries totaled $377,000 and $96,000, respectively, for fiscal 2000. Indirect auto loans accounted for a majority of the consumer loan charge-offs. Because asset quality is a priority for Quad City and its subsidiaries, management made the decision to downscale indirect auto loan activity based on charge-off history. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality.

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

The following table sets forth the various categories of noninterest expenses for the years ended June 30, 2000 and 1999.

                                                                    Years Ended June 30,
                                                           ----------------------------------------
                                                              2000           1999        % Change
                                                           ----------------------------------------
Salaries and employee benefits .........................   $ 6,878,213   $ 5,801,670            19%
Professional and data processing fees ..................       860,216       598,457            44
Advertising and marketing ..............................       410,106       359,571            14
Occupancy and equipment expense ........................     1,580,911     1,453,040             9
Stationery and supplies ................................       324,219       267,739            21
Postage and telephone ..................................       361,623       298,208            21
Other ..................................................     1,052,173       900,214            17
                                                           ----------------------------------------
              Total noninterest expenses ...............   $11,467,461   $ 9,678,899            18%
                                                           ========================================

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

Financial Condition

Total assets of Quad City increased by $33.3 million or 9% to $400.9 million at June 30, 2001 from $367.6 million at June 30, 2000. The growth primarily resulted from an increase in the loan portfolio funded by deposits received from customers and by proceeds from short-term borrowings and Federal Home Loan Bank advances.

Cash and Cash Equivalent Assets. Cash and due from banks increased by $5.1 million or 34% to $20.2 million at June 30, 2001 from $15.1 million at June 30, 2000. Cash and due from banks represented both cash maintained at the Bank, as well as funds that the Bank and Quad City had deposited in other banks in the form of demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. Federal funds sold decreased by $18.3 million or 70% to $7.8 million at June 30, 2001 from $26.1 million at June 30, 2000. The decrease was attributable to Quad City's decreased liquidity needs at the end of the fiscal year.

Certificates of deposit at financial institutions decreased by $2.3 million or 18% to $10.5 million at June 30, 2001 from $12.8 million at June 30, 2000. Due to strong loan demand, the Bank has made the decision to limit its deposits in other banks in the form of certificates of deposit.

Investments. Securities increased by $600,000 or 1% to $56.7 million at June 30, 2001 from $56.1 million at June 30, 2000. The net increase was the result of a number of transactions in the securities portfolio. Quad City purchased additional securities, classified as available for sale, in the amount of $17.0 and recognized an increase in unrealized gains on securities available for sale, before applicable income tax of $1.6 million. This was offset by paydowns of $1.5 million that were received on mortgage-backed securities, proceeds from the sales of securities available for sale of $1.3 million, proceeds from calls and maturities of $15.0 million, losses recognized on the sales of securities of $14,000, and amortization of premiums, net of the accretion of discounts, of $60,000.

Certain investment securities of the Bank are purchased with the intent to hold the securities until they mature. These held to maturity securities, comprised of municipal securities and other bonds, were recorded at amortized cost at June 30, 2001 and June 30, 2000. The balance at June 30, 2001 was $576,000, an increase of $1,000 from $575,000 at June 30, 2000. Market values at June 30, 2001 and June 30, 2000 were $583,000 and $565,000, respectively.

All of Quad City's and a portion of the Bank's securities are placed in the available for sale category as the securities may be liquidated to provide cash for operating, investing or financing purposes. These securities were reported at fair value and increased by $500,000, or 1%, to $56.1 million at June 30, 2001, from $55.6 million at June 30, 2000. The amortized cost of such securities at June 30, 2001 and June 30, 2000 was $55.3 million and $57.2 million, respectively.

Quad City does not use any financial instruments referred to as derivatives to manage interest rate risk and as of June 30, 2001 there existed no security in the investment portfolio (other than U.S. Government and U.S. Government agency securities) that exceeded 10% of stockholders' equity at that date.

Loans. Loans receivable held for investment increased by $46.0 million or 19% to $287.9 million at June 30, 2001 from $241.9 million at June 30, 2000. The increase was the result of the origination or purchase of $283.8 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $260,000 and loan repayments or sales of loans of $237.5 million.. The majority of residential real estate loans originated by the Bank were sold on the secondary market to avoid the interest rate risk associated with long-term fixed rate loans. As of June 30, 2001, the Bank's legal lending limit was approximately $5.0 million.

Allowance for Loan Losses. The allowance for estimated losses on loans was $4.2 million at June 30, 2001 compared to $3.6 million at June 30, 2000 for an increase of $600,000 or 17%. The adequacy of the allowance for estimated losses on loans was determined by management based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions and other factors that, in management's judgment, deserved evaluation in estimating loan losses. To ensure that an adequate allowance was maintained, provisions were made based on the increase in loans and a detailed analysis of the loan portfolio. The loan portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, beginning in December 2000, specific reviews were completed on all credits risk-rated less than "fair quality" and carrying aggregate exposure in excess of $250,000. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the Board of Directors.

Net charge-offs for the years ended June 30, 2001 and 2000, were $260,000 and $330,000 respectively. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio. Provisions were made monthly to ensure that an adequate level was maintained. The allowance for estimated losses on loans as a percentage of total loans was 1.48 % at June 30, 2001 and 1.50% at June 30, 2000.

Although management believes that the allowance for estimated losses on loans at June 30, 2001 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that Quad City will not be required to make additional provisions for loan losses in the future. Asset quality is a priority for Quad City and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs and delinquencies could rise and require further increases in the provision.

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

Nonaccrual loans were $1.2 million at June 30, 2001 compared to $383,000 at June 30, 2000 for an increase of $849,000 or 222%. The increase in nonaccrual loans was comprised of increases in commercial loans of $248,000 and real estate loans of $646,000 offset by a decrease in consumer loans of $45,000. The increase in nonaccrual commercial loans was due entirely to the addition of a single loan. The increase in nonaccrual real estate loans was due to the addition of seven loans with outstanding balances ranging from $39,000 to $150,000. Nonaccrual loans at June 30, 2001 consisted primarily of loans that were well collateralized and were not expected to result in material losses and represented less than one half of one percent of the Bank's loan portfolio..

As of June 30, 2001 and 2000, past due loans of 30 days or more amounted to $3.2 million and $3.3 million, respectively. Past due loans as a percentage of gross loans receivable decreased to 1.1% at June 30, 2001 from 1.4% at June 30, 2000.

Other Assets. Premises and equipment increased by $1 million or 12% to $8.7 million at June 30, 2001 from $7.7 million at June 30, 2000. The increase resulted from the purchase of additional furniture, fixtures and equipment offset by depreciation expense. Additional information regarding the composition of this account and related accumulated depreciation is described in footnote 5 to the consolidated financial statements.

Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $300,000 or 9% to $2.9 million at June 30, 2001 from $2.6 million at June 30, 2000. The increase was primarily due to greater average outstanding balances in interest-bearing assets.

Other assets increased by $1.7 million or 19% to $10.6 million at June 30, 2001 from $8.9 million at June 30, 2000. The largest component of the increase was the $1.3 million growth in receivables due Bancard from its terminated, primary ISO. Bancard is vigorously pursuing the collection of this receivable through legal avenues. Other assets also included life insurance contracts on two of Quad City's executives, accrued trust department fees, other miscellaneous receivables and various prepaid expenses.

Deposits. Deposits increased by $14.1 million or 5% to $302.2 million at June 30, 2001 from $288.1 million at June 30, 2000. The increase resulted from a $20.4 million net increase in noninterest-bearing, NOW, money market and other savings accounts and a $6.3 million net decrease in certificates of deposit.

Short-term Borrowings. Short-term borrowings increased $7.5 million or 36% from $20.8 million as of June 30, 2000 to $28.3 million as of June 30, 2001. The Bank offers short-term repurchase agreements to some of its significant deposit customers. Also, on occasion, the Bank purchases Federal funds for short-term funding needs from the Federal Reserve Bank, or from some of its correspondent banks. Short-term borrowings were comprised of customer repurchase agreements of $28.3 million and $15.8 million at June 30, 2001 and 2000, respectively, as well as federal funds purchased from correspondent banks of $0 and $5.0 million at June 30, 2001 and 2000, respectively.

FHLB Advances and Other Borrowings. FHLB advances increased $7.3 million or 33% from $22.4 million as of June 30, 2000 to $29.7 million as of June 30, 2001. As of June 30, 2001, the Bank held $1.5 million of FHLB stock. As a result of its membership in the FHLB of Des Moines, the Bank has the ability to borrow funds for short-term or long-term purposes under a variety of programs. The Bank utilized FHLB advances for loan matching as a hedge against the possibility of rising interest rates when these advances provided a less costly source of funds than customer deposits.

In June 1999, Quad City issued 1,200,000 shares of trust preferred securities through its newly formed Capital Trust subsidiary. On Quad City's financial statements, these securities are listed as company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures and were $12,000,000 at both June 30, 2001 and 2000. Under current regulatory guidelines, these securities are considered to be Tier 1 capital, with certain limitations that are applicable to Quad City.

Other liabilities increased by $600,000 or 15% to $4.9 million as of June 30, 2001 from $4.3 million as of June 30, 2000. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At June 30, 2001, the primary component of other liabilities was $2.4 million of interest payable.

Stockholders' Equity. Common stock of $2.3 million as of June 30, 2001 increased slightly due to the exercise of stock options resulting in the issuance of 150 additional shares of common stock.

Additional paid-in capital also increased slightly to $12.1 million as of June 30, 2001. The increase was due to $1,000 received in excess of the $1.00 per share par value for shares of common stock issued as the result of the exercise of stock options.

Retained earnings increased by $2.4 million or 33% to $9.7 million as of June 30, 2001 from $7.3 million as of June 30, 2000. The increase reflected net income for the year.

Accumulated other comprehensive income (loss), consisting of unrealized gains (losses) on securities available for sale, net of related income taxes, was a $500,000 gain as of June 30, 2001 as compared to a $1.1 million loss as of June 30, 2000. The increase in the gain was attributable to the increase during the period in the fair value of the securities identified as available for sale, primarily as a result of a decline in market interest rates.

In April 2000, Quad City announced that the board of directors approved a stock repurchase program enabling Quad City to repurchase approximately 60,000 shares of its common stock. This stock repurchase program was completed in the fall of 2000 and at June 30, 2001 and 2000, Quad City had acquired 60,146 shares and 41,496 shares at a total cost of $855,000 and $599,000, respectively. The weighted average cost of the shares at June 30, 2001 was $14.21 compared to $14.45 at June 30, 2000. Liquidity

Liquidity

Liquidity measures the ability of Quad City to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $38.5 million at June 30, 2001, compared with $54.0 million at June 30, 2000. The Bank has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. Quad City also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.

The liquidity of Quad City is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash used in operating activities was $1.7 million for fiscal 2001 compared to net cash provided by operating activities of $4.2 million for fiscal 2000. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $22.0 million for fiscal 2001 and $46.1 million for fiscal 2000. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from short-term borrowings and Federal Home Loan Bank advances was $28.7 million for fiscal 2001 compared to $48.5 million for fiscal 2000.

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

Quad City has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At both June 30, 2001 and 2000, the Bank had six unused lines of credit totaling $31.0 million of which $8.0 million was secured and $23.0 million was unsecured. At both June 30, 2001 and 2000, Quad City also had an unused line of credit for $3.0 million, which was secured.

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

Impact of New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement 141, "Business Combinations" and Statement 142, "Goodwill and Other Intangible Assets". Statement 141 eliminates the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. For Quad City, the provisions of the Statements are generally effective July 1, 2002. However, the Statements would allow for an early application effective July 1, 2001, provided that the decision to early implement is made prior to the release of the first quarter 10-Q. Implementation of the standards is not expected to have a material effect on Quad City's consolidated financial statements.

Forward Looking Statements

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Quad City intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe Quad City's future plans, strategies and expectations are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Quad City's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on Quad City's operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our implementation of new technologies, Quad City's ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning Quad City and its business, including additional factors that could materially affect Quad City's financial results, is included in Quad City's filings with the Securities and Exchange Commission.

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

One approach used to quantify interest rate risk is the net portfolio value analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The following table sets forth, at June 30, 2001 and June 30, 2000, an analysis of Quad City's interest rate risk as measured by the estimated changes in the net portfolio value resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 200 basis points).

                                                                   Estimated Increase
  Change in                                                        (Decrease) in NPV
  Interest               Estimated            -----------------------------------------------------------
   Rates                 NPV Amount                      Amount                       Percent
--------------  ----------------------------  ----------------------------  -----------------------------
(Basis points)  June 30, 2001  June 30, 2000  June 30, 2001  June 30, 2000  June 30, 2001   June 30, 2000
---------------------------------------------------------------------------------------------------------
                                                 (Dollars in thousands)
    +200           $24,705        $28,583       $ (4,282)       $(2,290)       (14.77)%        (7.42)%
     ---            28,987         30,873
    -200            27,572         31,128         (1,415)           255        ( 4.88)           .83

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

Item 8. Financial Statements

                            QUAD CITY HOLDINGS, INC.

                   Index to Consolidated Financial Statements

INDEPENDENT AUDITOR'S REPORT                                                  20

FINANCIAL STATEMENTS

   Consolidated balance sheets as of June 30, 2001 and 2000                   21

   Consolidated statements of income for the years ended June 30,
   2001, 2000, and 1999                                                       22

   Consolidated statements of changes in stockholders' equity for
   the years ended                                                            23

   Consolidated statements of cash flows for the years ended June 30,
   2001, 2000, and 1999                                                       24

   Notes to consolidated financial statements                            25 - 43

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Quad City Holdings, Inc.
Moline, Illinois

We have audited the accompanying consolidated balance sheets of Quad City Holdings, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related statements of income, changes in stockholders' equity, and cash flows for the years ended June 30, 2001, 2000, and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quad City Holdings, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years ended June 30, 2001, 2000, and 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP
---------------------------


Davenport, Iowa
July 25, 2001

QUAD CITY HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2001 and 2000

ASSETS                                                                     2001            2000
---------------------------------------------------------------------------------------------------
Cash and due from banks ...........................................   $  20,217,219   $  15,130,357
Federal funds sold ................................................       7,775,000      26,105,000
Certificates of deposit at financial institutions .................      10,512,585      12,776,463

Securities held to maturity, at amortized cost (fair value
  2001 $583,411; 2000 $565,237) (Note 3) ..........................         575,559         574,988
Securities available for sale, at fair value (Note 3) .............      56,134,521      55,554,062
                                                                      -----------------------------
                                                                         56,710,080      56,129,050
                                                                      -----------------------------

Loans receivable (Note 4) .........................................     287,864,766     241,852,851
  Less allowance for estimated losses on loans (Note 4) ...........       4,248,182       3,617,401
                                                                      -----------------------------
                                                                        283,616,584     238,235,450
                                                                      -----------------------------

Premises and equipment, net (Note 5) ..............................       8,660,698       7,715,621
Accrued interest receivable .......................................       2,863,178       2,633,120
Other assets ......................................................      10,592,590       8,896,554
                                                                      -----------------------------
        Total assets ..............................................   $ 400,947,934   $ 367,621,615
                                                                      =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing ...........................................   $  52,582,264   $  44,043,932
    Interest-bearing ..............................................     249,572,960     244,022,824
                                                                      ----------------------------
        Total deposits (Note 6) ...................................     302,155,224     288,066,756

Short-term borrowings (Note 7) ....................................      28,342,542      20,771,724
Federal Home Loan Bank advances (Note 8) ..........................      29,712,759      22,425,398
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures
  (Note 9) ........................................................      12,000,000      12,000,000
Other liabilities .................................................       4,919,949       4,286,318
                                                                      -----------------------------
        Total liabilities .........................................     377,130,474     347,550,196
                                                                      -----------------------------
Commitments and Contingencies (Note 18)

Stockholders' Equity (Note 16):
  Common  stock,  $1 par value;  shares  authorized 5,000,000;
    shares issued and outstanding 2001 - 2,325,566 and 2,265,420;
    2000 - 2,325,416 and 2,283,920, respectively ..................       2,325,566       2,325,416
  Additional paid-in capital ......................................      12,148,759      12,147,984
  Retained earnings ...............................................       9,691,749       7,296,017
  Accumulated other comprehensive income (loss) ...................         505,922      (1,098,518)
                                                                      -----------------------------
                                                                         24,671,996      20,670,899
  Less cost of common shares acquired for the treasury
    2001 - 60,146; 2000 - 41,496 ..................................         854,536         599,480
                                                                      -----------------------------
        Total stockholders' equity ................................      23,817,460      20,071,419
                                                                      ----------------------------
        Total liabilities and stockholders' equity ................   $ 400,947,934   $ 367,621,615
                                                                      =============================

See Notes to Consolidated Financial Statements.

QUAD CITY HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 2001, 2000, and 1999

                                                                        2001             2000            1999
--------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans .....................................   $ 22,970,407    $ 18,364,812    $ 15,642,235
  Interest and dividends on securities:
    Taxable ......................................................      3,067,722       3,214,722       2,229,178
    Nontaxable ...................................................        290,990         233,793          56,089
  Interest on federal funds sold .................................      1,267,062       1,488,267       1,492,173
  Other interest .................................................        947,755         777,604         696,245
                                                                     --------------------------------------------
        Total interest income ....................................     28,543,936      24,079,198      20,115,920
                                                                     --------------------------------------------

Interest expense:
  Interest on deposits ...........................................     13,022,210      10,125,235       9,009,724
  Interest on company obligated mandatorily redeemable
    preferred securities .........................................      1,134,541       1,137,402          63,518
  Interest on short-term and other borrowings ....................      2,454,998       2,025,956       1,953,444
                                                                     --------------------------------------------
        Total interest expense ...................................     16,611,749      13,288,593      11,026,686
                                                                     --------------------------------------------

        Net interest income ......................................     11,932,187      10,790,605       9,089,234
  Provision for loan losses (Note 4) .............................        889,670       1,051,818         891,800
                                                                     --------------------------------------------
        Net interest income after provision for loan losses ......     11,042,517       9,738,787       8,197,434
                                                                     --------------------------------------------
Noninterest income:
  Merchant credit card fees, net of processing costs .............      1,673,444       2,346,296       1,322,658
  Trust department fees ..........................................      2,071,971       1,884,310       1,520,518
  Deposit service fees ...........................................        816,489         600,219         433,056
  Gains on sales of loans, net ...................................      1,136,572         438,799       1,043,763
  Securities gains (losses), net .................................        (14,047)        (28,221)          3,757
  Amortization of deferred income resulting from
    restructuring of merchant broker agreement (Note 11) .........           --              --           732,000
  Other ..........................................................        628,639         913,013         504,699
                                                                     --------------------------------------------
        Total noninterest income .................................      6,313,068       6,154,416       5,560,451
                                                                     --------------------------------------------

Noninterest expenses:
  Salaries and employee benefits .................................      8,014,268       6,878,213       5,801,670
  Professional and data processing fees ..........................      1,159,929         860,216         598,457
  Advertising and marketing ......................................        579,524         410,106         359,571
  Occupancy and equipment expense ................................      1,925,820       1,580,911       1,453,040
  Stationery and supplies ........................................        352,441         324,219         267,739
  Postage and telephone ..........................................        409,626         361,623         298,208
  Other ..........................................................      1,358,345       1,052,173         900,214
                                                                     --------------------------------------------
        Total noninterest expenses ...............................     13,799,953      11,467,461       9,678,899
                                                                     --------------------------------------------

        Income before income taxes ...............................      3,555,632       4,425,742       4,078,986
Federal and state income taxes (Note 12) .........................      1,159,900       1,680,215       1,614,165
                                                                     --------------------------------------------
        Net income ...............................................   $  2,395,732    $  2,745,527    $  2,464,821
                                                                     ============================================

Earnings per common share (Note 17):
  Basic ..........................................................   $       1.06    $       1.19    $       0.98
  Diluted ........................................................   $       1.04    $       1.15    $       0.93
  Weighted average common shares outstanding .....................      2,268,465       2,309,453       2,285,500
  Weighted average common and common equivalent shares outstanding      2,314,334       2,385,840       2,398,525

See Notes to Consolidated Financial Statements.

QUAD CITY HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended June 30, 2001, 2000, and 1999

                                                                                            Accumulated
                                                                   Additional                   Other
                                           Preferred    Common      Paid-In     Retained    Comprehensive   Treasury
                                             Stock      Stock       Capital     Earnings    Income (Loss)    Stock         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, year ended June 30, 1998 .......  $    25    $1,510,374  $15,014,884  $2,564,443    $   12,492    $      --    $19,102,218
                                           -----------------------------------------------------------------------------------------
  Comprehensive income:
    Net income ..........................       --            --           --   2,464,821            --           --      2,464,821
    Other comprehensive (loss), net of
      tax (Note 2) ......................       --            --           --          --      (344,842)          --       (344,842)
                                                                                                                        -----------
        Comprehensive income ............                                                                                  2,119,979
                                                                                                                        ------------
Stock split (3-for-2) ...................       --       760,262     (760,262)       (890)           --           --           (890)
Proceeds from issuance of 30,720 shares
  of common stock as a result of warrants
  and stock options exercised (Note 14) .       --        25,615      201,215          --            --           --        226,830
Tax benefit of nonqualified stock options
  exercised .............................       --            --        3,218          --            --           --          3,218
Redemption of preferred stock (Note 15) .      (25)           --   (2,499,975)   (477,884)           --           --     (2,977,884)
                                           -----------------------------------------------------------------------------------------
Balance, year ended June 30, 1999 .......       --     2,296,251   11,959,080   4,550,490      (332,350)          --     18,473,471
                                           -----------------------------------------------------------------------------------------
  Comprehensive income:
    Net income ..........................       --            --           --   2,745,527            --           --      2,745,527
    Other comprehensive (loss), net of
      tax (Note 2) ......................       --            --           --          --      (766,168)          --       (766,168)
                                                                                                                        ------------
        Comprehensive income ............                                                                                 1,979,359
                                                                                                                        ------------
Proceeds from issuance of 37,310 shares
  of common stock, as a result of
  warrants and stock options exercised
  (Note 14) .............................       --        37,310      219,544          --            --           --        256,854
Exchange of 8,145 shares of common stock
  in connection with options exercised ..       --        (8,145)    (111,818)         --            --           --       (119,963)
Tax benefit of nonqualified stock options
  exercised .............................       --            --       81,178          --            --           --         81,178
Purchase of 41,496 shares of common stock
  for the treasury ......................       --            --           --          --            --     (599,480)      (599,480)
                                           -----------------------------------------------------------------------------------------
Balance, year ended June 30, 2000 .......       --     2,325,416   12,147,984   7,296,017    (1,098,518)    (599,480)    20,071,419
                                           -----------------------------------------------------------------------------------------
Comprehensive income:
    Net income ..........................       --            --           --   2,395,732            --           --      2,395,732
    Other comprehensive gain, net of tax
     (Note 2) ...........................       --            --           --          --     1,604,440           --      1,604,440
                                                                                                                        ------------
        Comprehensive income ............                                                                                 4,000,172
                                                                                                                        ------------
Proceeds from issuance of 150 shares of
  common stock as a result of stock
  options exercised (Note 14) ...........       --           150          775          --            --           --            925
Purchase of 18,650 shares of common stock
  for the treasury ......................       --            --           --          --            --     (255,056)      (255,056)
                                           -----------------------------------------------------------------------------------------
Balance, year ended June 30, 2001 .......  $    --    $2,325,566  $12,148,759  $9,691,749    $  505,922    $(854,536)   $23,817,460
                                           =========================================================================================

See Notes to Consolidated Financial Statements.

QUAD CITY HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2001, 2000, and 1999

                                                                           2001             2000           1999
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income .......................................................   $  2,395,732    $  2,745,527    $  2,464,821
  Adjustment to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation ...................................................        770,730         635,838         627,075
    Provision for loan losses ......................................        889,670       1,051,818         891,800
    Deferred income taxes ..........................................       (362,995)       (398,971)        232,262
    Amortization of offering costs on subordinated debentures ......         29,506          29,453           1,436
    Amortization of premiums on securities, net ....................         60,062          62,539          38,697
    Investment securities (gains) losses, net ......................         14,047          28,221          (3,757)
    Loans originated for sale ......................................    (97,605,425)    (36,774,571)    (85,027,675)
    Proceeds on sales of loans .....................................     94,039,651      38,124,921      88,804,656
    Net gains on sales of loans ....................................     (1,136,572)       (438,799)     (1,043,763)
    Amortization of deferred income resulting from
      restructuring of merchant broker agreement ...................             --              --        (732,000)
    Tax benefit of nonqualified stock options exercised ............             --          81,178           3,218
    Increase in accrued interest receivable ........................       (230,058)       (626,617)       (233,280)
    (Increase) decrease in other assets ............................     (1,166,767)        170,192      (2,405,245)
    Increase (decrease) in other liabilities .......................        633,631        (528,780)         52,456
                                                                       --------------------------------------------
        Net cash provided by (used in) operating activities ........     (1,668,788)      4,161,949       3,670,701
                                                                       --------------------------------------------
Cash Flows from Investing Activities:
  Net (increase) decrease in federal funds sold ....................     18,330,000      13,020,000     (16,165,000)
  Net (increase) decrease in certificates of deposit at
    financial institutions .........................................      2,263,878        (241,270)     (4,169,070)
  Purchase of securities available for sale ........................    (17,003,552)    (23,659,480)    (30,215,760)
  Purchase of securities held to maturity ..........................             --         (50,000)             --
  Proceeds from calls and maturities of securities .................     15,045,000       6,200,000      14,400,000
  Proceeds from paydowns on securities .............................      1,537,072       1,389,269       1,732,539
  Proceeds from sales of securities available for sale .............      1,262,841       5,191,661         280,786
  Purchase of life insurance contracts .............................             --      (2,023,543)             --
  Increase in cash value of life insurance contracts ...............        (87,840)        (14,640)             --
  Net loans originated .............................................    (41,568,458)    (45,117,584)    (38,080,955)
  Purchase of premises and equipment, net ..........................     (1,715,807)       (797,843)       (520,423)
                                                                       --------------------------------------------
        Net cash used in investing activities ......................    (21,936,866)    (46,103,430)    (72,737,883)
                                                                       --------------------------------------------
Cash Flows from Financing Activities:
  Net increase in deposit accounts .................................     14,088,468      40,100,877      50,581,915
  Net increase in short-term borrowings ............................      7,570,818      11,085,847       7,685,877
  Proceeds from Federal Home Loan Bank advances ....................     16,750,000       8,000,000       1,480,000
  Payments on Federal Home Loan Bank advances ......................     (9,462,639)    (10,180,492)     (1,541,284)
  Net decrease in other borrowings .................................             --              --      (1,500,000)
  Proceeds from issuance of preferred securities of subsidiary trust             --              --      12,000,000
  Redemption of preferred stock ....................................             --              --      (2,977,884)
  Purchase of treasury stock .......................................       (255,056)       (599,480)             --
  Proceeds from issuance of common stock ...........................            925         136,891         225,940
                                                                       --------------------------------------------
        Net cash provided by financing activities ..................   $ 28,692,516    $ 48,543,643    $ 65,954,564
                                                                       --------------------------------------------
         Net increase (decrease) in cash and due
        from banks ................................................   $  5,086,862    $  6,602,162    $ (3,112,618)

Cash and due from banks:
  Beginning .......................................................     15,130,357       8,528,195      11,640,813
                                                                      --------------------------------------------
  Ending ..........................................................   $ 20,217,219    $ 15,130,357    $  8,528,195
                                                                      ============================================
Supplemental Disclosures of Cash Flow Information,
  cash payments for:
  Interest ........................................................   $ 16,069,527    $ 13,024,589    $ 10,735,683
  Income taxes ....................................................      1,480,894       2,001,216       1,527,171

Supplemental Schedule of Noncash Investing Activities:
  Change in accumulated other comprehensive income, unrealized
    gains (losses) on securities available for sale, net ..........      1,604,440        (766,168)       (344,842)
  Investment securities transferred from held to maturity portfolio
    to available for sale portfolio, at fair value ................             --              --       1,030,743
  Due (from broker) to broker for (call) purchase of
    securities available for sale .................................     (1,000,000)             --       3,800,000
  Exchange of 8,145 shares of common stock in connection
    with options exercised ........................................             --        (119,963)             --

See Notes to Consolidated Financial Statements.

QUAD CITY HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

   Quad City Holdings, Inc. (Company) is a bank holding company providing bank and bank related services through its subsidiaries, Quad City Bank and Trust Company (Bank), Quad City Bancard, Inc. (Bancard), Allied Merchant Services, Inc. (Allied), and Quad City Holdings Capital Trust I. The Bank is a commercial bank that serves the Quad Cities and Cedar Rapids areas, is chartered and regulated by the state of Iowa, is insured and subject to regulation by the Federal Deposit Insurance Corporation and is a member of and regulated by the Federal Reserve System. Bancard is an entity formed in April 1995 to conduct the Company's merchant credit card operation and is regulated by the Federal Reserve System. Allied was formed in March 1999 by Bancard as a captive independent sales organization that markets merchant credit card processing services. Allied is a wholly-owned subsidiary of Bancard. Quad City Holdings Capital Trust I was capitalized in June 1999 for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities.

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

   Cash and due from banks: The Bank is required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $3,641,000 and $2,753,000 as of June 30, 2001 and 2000,
   respectively.

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

   Loans and allowance for estimated losses on loans: Loans are stated at the amount of unpaid principal, reduced by an allowance for estimated losses on loans. The allowance for estimated losses on loans is maintained at the level considered adequate by management of the Company and the Bank to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to expense and reduced by net charge-offs. In determining the adequacy of the allowance, the Company and the Bank consider the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions, and other factors that in management's judgment deserve evaluation.

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

   Direct loan origination fees and costs are deferred and the net amounts amortized as an adjustment of the related loan's yield.

   Credit related financial instruments: In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

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

   Earnings per common share: Basic earnings per share is computed by dividing net income by the weighted average number of common stock shares outstanding for the respective period. Diluted earnings per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period.

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

Other comprehensive income (loss) is comprised as follows:

                                                                                   Tax
                                                                   Before        Expense         Net
                                                                    Tax         (Benefit)       of Tax
                                                                -----------------------------------------
Year ended June 30, 2001:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains arising during the year ........   $ 2,482,453    $   887,041    $ 1,595,412
    Less, reclassification adjustment for (losses)
      included in net income ................................       (14,047)        (5,019)        (9,028)
                                                                -----------------------------------------
        Other comprehensive income ..........................   $ 2,496,500    $   892,060    $ 1,604,440
                                                                =========================================
Year ended June 30, 2000:
  Unrealized (losses) on securities available for sale:
    Unrealized holding (losses) arising during the year .....   $(1,195,285)   $  (410,590)   $  (784,695)
    Less, reclassification adjustment for (losses)
      included in net income ................................       (28,221)        (9,694)       (18,527)
                                                                -----------------------------------------
        Other comprehensive (loss) ..........................   $(1,167,064)   $  (400,896)   $  (766,168)
                                                                =========================================
Year ended June 30, 1999:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding (losses) arising during the year .....   $  (517,765)   $  (175,407)   $  (342,358)
    Less, reclassification adjustment for gains
      included in net income ................................         3,757          1,273          2,484
                                                                -----------------------------------------
        Other comprehensive (loss) ..........................   $  (521,522)   $  (176,680)   $  (344,842)
                                                                =========================================

Note 3.  Investment Securities

The amortized cost and fair value of investment securities as of June 30, 2001 and 2000 are summarized as follows:

                                                                  Gross            Gross
                                   Amortized     Unrealized     Unrealized         Fair
                                     Cost          Gains         (Losses)          Value
                                 -----------------------------------------------------------
June 30, 2001:
  Securities held to maturity:
    Municipal securities .....   $    500,559   $      4,638    $       --      $    505,197
    Other bonds ..............         75,000          3,214            --            78,214
                                 -----------------------------------------------------------
                                 $    575,559   $      7,852    $       --      $    583,411
                                 ===========================================================
Securities available for sale:
  U.S. agency securities .....   $ 31,787,602   $    626,091    $       (104)   $ 32,413,589
  Mortgage-backed securities .      5,509,433         17,646         (18,797)      5,508,282
  Municipal securities .......     11,892,825        144,098         (39,556)     11,997,367
  Corporate securities .......      4,577,918         31,014         (13,185)      4,595,747
  Trust preferred securities .      1,148,488         94,897         (14,405)      1,228,980
  Other securities ...........        393,211         19,075         (21,730)        390,556
                                 -----------------------------------------------------------
                                 $ 55,309,477   $    932,821    $   (107,777)   $ 56,134,521
                                 ===========================================================
June 30, 2000:
  Securities held to maturity:
    Municipal securities .....   $    499,988   $       --      $     (8,769)   $    491,219
    Other bonds ..............         75,000           --              (982)         74,018
                                 -----------------------------------------------------------
                                 $    574,988   $       --      $     (9,751)   $    565,237
                                 ===========================================================
Securities available for sale:
  U.S. Treasury securities ...   $  3,000,406   $       --      $    (11,607)   $  2,988,799
  U.S. agency securities .....     40,199,557         23,275      (1,018,786)     39,204,046
  Mortgage-backed securities .      7,006,906           --          (297,413)      6,709,493
  Municipal securities .......      5,821,229           --          (300,577)      5,520,652
  Trust preferred securities .        919,495           --           (49,780)        869,715
  Other securities ...........        277,925          1,474         (18,042)        261,357
                                 -----------------------------------------------------------
                                 $ 57,225,518   $     24,749    $ (1,696,205)   $ 55,554,062
                                 ===========================================================

All sales of securities during the years ended June 30, 2001, 2000, and 1999 were from securities identified as available for sale. Information on proceeds received, as well as the gains and losses from the sale of those securities is as follows:

                                               2001         2000          1999
                                            ------------------------------------

Proceeds from sales of securities .......   $1,262,841   $5,191,661   $  280,786
Gross gains from sales of securities ....       11,831       22,366        5,474
Gross losses from sales of securities ...       25,878       50,587        1,717

The amortized cost and fair value of securities as of June 30, 2001 by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.

                                                      Amortized
                                                        Cost          Fair Value
                                                     ---------------------------
Securities held to maturity:
  Due in one year or less ......................     $   249,903     $   250,609
  Due in one year through five years ...........         325,656         332,802
                                                     ---------------------------
                                                     $   575,559     $   583,411
                                                     ===========================

Securities available for sale:
  Due in one year or less ......................     $ 2,011,645     $ 2,025,228
  Due after one year through five years ........      28,818,511      29,359,855
  Due after five years .........................      18,576,677      18,850,800
                                                     ---------------------------
                                                      49,406,833      50,235,883
  Mortgage-backed securities ...................       5,509,433       5,508,282
  Other securities .............................         393,211         390,556
                                                     ---------------------------
                                                     $55,309,477     $56,134,721
                                                     ===========================

As of June 30, 2001 and 2000, investment securities with a carrying value of $37,120,191 and $33,718,441, respectively, were pledged on public deposits and for other purposes as required or permitted by law.

The Company transferred securities with an amortized cost of $1,029,096 and an unrealized gain of $1,647 from the held to maturity portfolio to the available for sale portfolio on January 4, 1999, based on management's reassessment of their previous designations of securities giving consideration to liquidity needs, management of interest rate risk, and other factors.

Note 4.  Loans Receivable

The composition of the loan portfolio as of June 30, 2001 and 2000 is presented as follows:

                                                        2001             2000
                                                    ----------------------------

Commercial .....................................    $209,888,773    $167,682,652
Real estate ....................................      38,018,551      36,301,379
Real estate - construction .....................       2,568,140       3,463,682
Installment and other consumer .................      37,389,302      34,405,138
                                                    ----------------------------
                                                     287,864,766     241,852,851
Less allowance for estimated losses on loans ...       4,248,182       3,617,401
                                                    ----------------------------
                                                    $283,616,584    $238,235,450
                                                    ============================

Real estate loans include loans held for sale with a carrying value of $5,823,820 and $1,121,474 as of June 30, 2001 and 2000, respectively. The market value of these loans exceeded its carrying value at those dates.

Loans on nonaccrual status amounted to $1,231,741 and $382,745 as of June 30, 2001 and 2000, respectively. Foregone interest income and cash interest collected on nonaccrual loans was not material during the years ended June 30, 2001, 2000, and 1999.

Changes in the allowance for estimated losses on loans for the years ended June 30, 2001, 2000, and 1999 are presented as follows:

                                                   2001           2000           1999
                                               -----------------------------------------
Balance, beginning .........................   $ 3,617,401    $ 2,895,457    $ 2,349,838
  Provisions charged to expense ............       889,670      1,051,818        891,800
  Loans charged off ........................      (300,463)      (426,708)      (478,515)
  Recoveries on loans previously charged off        41,574         96,834        132,334
                                               -----------------------------------------
Balance, ending ............................   $ 4,248,182    $ 3,617,401    $ 2,895,457
                                               =========================================

Impaired loans were not material as of June 30, 2001 and 2000.

The loan portfolio included a concentration of loans in certain industries as of June 30, 2001 as follows:

Industry                                                              Balance
--------------------------------------------------------------------------------

Real estate operators and lessors                                  $ 20,236,373
Retail eating establishments                                         14,425,551
Commercial banks                                                     13,889,782
Plumbing, HVAC                                                        7,739,577
Real estate developers                                                7,288,725
Physicians                                                            6,845,206
Hospitals                                                             6,662,132
Hardware, wholesale                                                   6,654,391

Generally these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions with these entities compare favorably with the Bank's credit loss experience on its loan portfolio as a whole.

Loans are made in the normal course of business to directors, officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate amount of these loans during the years ended June 30, 2001 and 2000 was as follows:

                                                        2001            2000
                                                   ----------------------------

Balance, beginning .............................   $  6,918,805    $  5,829,187
  Net increase due to change in related parties      11,439,009            --
  Advances .....................................      6,509,174       1,968,717
  Repayments ...................................     (5,483,496)       (879,099)
                                                   ----------------------------
Balance, ending ................................   $ 19,383,492    $  6,918,805
                                                   ============================

Note 5.  Premises and Equipment

The following summarizes the components of premises and equipment as of June 30, 2001 and 2000:

                                                       2001             2000
                                                   -----------------------------

Land .......................................       $   813,400       $   630,699
Buildings ..................................         5,536,999         5,003,570
Furniture and equipment ....................         5,309,098         4,324,866
                                                   -----------------------------
                                                    11,659,497         9,959,135
Less accumulated depreciation ..............         2,998,799         2,243,514
                                                   -----------------------------
                                                   $ 8,660,698       $ 7,715,621
                                                   =============================

Certain facilities are leased under operating leases. Rental expense was $615,058, $451,097, and $429,932 for the years ended June 30, 2001, 2000, and
1999, respectively.

Future minimum rental commitments under noncancelable leases on a fiscal year basis were as follows as of June 30, 2001:

Year ending June 30:
  2002                                                              $   486,358
  2003                                                                  501,061
  2004                                                                  462,485
  2005                                                                  413,860
  2006                                                                  397,766
  Thereafter                                                            636,255
                                                                    -----------
                                                                    $ 2,897,785
                                                                    ===========

Note 6.  Deposits

The aggregate amount of certificates of deposit each with a minimum denomination of $100,000, was $50,298,560 and $50,814,599 as of June 30, 2001 and 2000,
respectively.

As of June 30, 2001, the scheduled maturities of certificates of deposit were as follows:

Year ending June 30:
  2002                                                             $129,590,003
  2003                                                               14,389,452
  2004                                                                2,396,708
  2005                                                                  366,522
  2006                                                                1,207,137
  Thereafter                                                          2,000,000
                                                                   ------------
                                                                   $149,949,822
                                                                   ============

Note 7.  Short-Term Borrowings

As of June 30, 2001 short-term borrowings of $28,342,542 consisted of overnight repurchase agreements. Short-term borrowings as of June 30, 2000 of $20,771,724 consisted of federal funds purchased of $5,000,000 and overnight repurchase agreements with customers of $15,771,724.

Information concerning repurchase agreements is summarized as follows as of June 30, 2001 and 2000:

                                                        2001           2000
                                                     ---------------------------

Average daily balance during the year .............  $21,584,795    $12,823,612
Average daily interest rate during the year .......         4.40%          4.35%
Maximum month-end balance during the year .........   28,342,542     18,784,998
Weighted average rate as of June 30 ...............         4.34%          4.63%

Securities underlying the agreements as of June 30:
  Carrying value ..................................  $28,947,957    $24,397,505
  Fair value ......................................   28,947,957     24,397,505

The securities underlying the agreements as of June 30, 2001 and 2000 were under the Company's control in safekeeping at third-party financial institutions.

Note 8.  Federal Home Loan Bank Advances

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As of June 30, 2001 and 2000, the Bank held $1,487,000 and $1,299,100, respectively, of FHLB stock. Maturity and interest rate information on advances from the FHLB as of June 30, 2001 and 2000 is as follows:

                                                           June 30, 2001
                                                      --------------------------
                                                                     Weighted
                                                                      Average
                                                      Amount Due   Interest Rate
                                                      --------------------------
Maturity:
  Year ending June 30:
    2002 .........................................     $ 1,995,266      6.97%
    2003 .........................................       7,894,786      6.35
    2004 .........................................       1,815,009      5.90
    2005 .........................................         750,000      5.90
    2006 .........................................         700,000      6.28
    Thereafter ...................................      16,557,697      5.12
                                                       -----------
        Total FHLB advances ......................     $29,712,758      5.67
                                                       ===========

                                                           June 30, 2001
                                                      --------------------------
                                                                     Weighted
                                                                      Average
                                                      Amount Due   Interest Rate
                                                      --------------------------
Maturity:
  Year ending June 30:
    2001 .........................................    $ 3,250,000      6.45%
    2002 .........................................      2,027,195      6.96
    2003 .........................................      5,822,799      6.33
    2004 .........................................      1,885,915      5.88
    2005 .........................................        750,000      5.90
    Thereafter ....................................     8,689,489      6.03
                                                      -----------
        Total FHLB advances .......................   $22,425,398      6.24
                                                      ===========

Advances from the FHLB are collateralized by 1-to-4 unit residential, commercial real estate, and business mortgages equal to 130%, 175%, and 250%, respectively, of total outstanding notes. Additionally, securities with a carrying value of approximately none and $4.4 million as of June 30, 2001 and 2000, respectively, were pledged as collateral on these advances.

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

The debentures are included on the balance sheets as of June 30, 2001 and 2000 as liabilities. For regulatory purposes, approximately $8,000,000 and $7,000,000 of the capital securities are allowed in the calculation of Tier I capital as of June 30, 2001 and 2000, respectively, with the remainder allowed as Tier II capital.

The capital securities are traded on the American Stock Exchange under the symbol "CQP.PR.A".

Note 10. Other Borrowings

The Company has a revolving credit note for $3,000,000, which is secured by all the outstanding stock of the Bank. There was no outstanding balance on this note as of June 30, 2001 and 2000. The revolving credit note expired on July 1, 2001. The note was renewed and increased to $10,000,000, effective July 1, 2001 with a maturity three years from the date of funding. Interest is payable quarterly at the adjusted LIBOR rate, as defined in the credit note agreement, and varies by borrowing. As of June 30, 2001 the borrowing rates ranged from 5.3% to 5.4% depending on the repricing interval selected.

The revolving credit note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios.

Note 11. Restructuring of Merchant Broker Agreement

In June 1998, the Company recognized $2,168,000 of income as a result of signing a new merchant broker agreement with an independent sales organization. The term of the new agreement was for a minimum one-year period, and replaced a prior agreement that had an expiration date in the year 2002. In consideration for reducing the term from four years to a minimum of one year, the Company received total compensation of $2,900,000. The Company recognized $732,000 and $2,168,000 of the income during the years ended June 30, 1999 and 1998, respectively. In addition, the Company received monthly fees of $25,000 for servicing the current merchants during the remaining term of the agreement, which expired May 31, 2000. Merchant credit card fees decreased during the year ended June 30, 2001 as a result of the termination of this agreement.

Note 12.  Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended June 30, 2001, 2000, and 1999:

                                              Year Ended June 30,
                             ---------------------------------------------------
                                 2001                2000               1999
                             ---------------------------------------------------

Current .............        $ 1,522,895         $ 2,079,186         $ 1,381,903
Deferred ............           (362,995)           (398,971)            232,262
                             ---------------------------------------------------
                             $ 1,159,900         $ 1,680,215         $ 1,614,165
                             ===================================================

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended June 30, 2001, 2000, and 1999:

                                                           Year Ended June 30,
                                ------------------------------------------------------------------------
                                           2001                      2000                      1999
                                -----------------------  -----------------------  ----------------------
                                    % of                     % of                    % of
                                   Pretax                   Pretax                  Pretax
                                   Amount       Income      Amount       Income     Amount        Income
                                ------------------------------------------------------------------------
Computed "expected"
  tax expense ...............   $ 1,244,471       35.0%  $ 1,549,010       35.0%  $ 1,427,645       35.0%
Effect of graduated tax rates       (35,556)      (1.0)      (44,257)      (1.0)      (40,790)      (1.0)
Tax exempt income, net ......      (147,396)      (4.1)     (132,769)      (3.0)      (46,853)      (1.1)
State income taxes, net of
  federal benefit ...........       132,546        3.7       172,445        3.9       126,123        3.1
Other .......................       (34,165)      (1.0)      135,786        3.1       148,040        3.6
                                -------------------------------------------------------------------------
                                $ 1,159,900       32.6%  $ 1,680,215       38.0%  $ 1,614,165       39.6%
                                =========================================================================

The net deferred tax assets included with other assets on the balance sheet consisted of the following as of June 30, 2001 and 2000:

                                                              2001       2000
                                                           ---------------------
Deferred tax assets:
  Net unrealized losses on securities available for sale  $       --  $  572,938
  Deferred compensation ................................     180,863     112,299
  Loan and credit card losses ..........................   1,701,189   1,357,186
  Other ................................................      65,651      69,380
                                                          ----------------------
                                                           1,947,703   2,111,803
                                                          ----------------------

Deferred tax liabilities:
  Net unrealized gains on securities available for sale      319,122          --
  Premises and equipment ...............................     469,893     447,330
  Investment securities accretion ......................      35,500      29,185
  Other ................................................      51,938      34,973
                                                          ----------------------
                                                             876,453     511,488
                                                          ----------------------
        Net deferred tax asset .........................  $1,071,250  $1,600,315
                                                          ======================

The change in deferred income taxes was reflected in the financial statements as follows for the years ended June 30, 2001, 2000, and 1999:

                                               2001         2000        1999
                                            -----------------------------------

Provision for income taxes ..............   $(362,995)   $(398,971)   $ 232,262
Statement of stockholders' equity-
  accumulated other comprehensive
  income, unrealized gains (losses)
  on securities available for sale, net .     892,060     (400,896)    (176,680)
                                            -----------------------------------
                                            $ 529,065    $(799,867)   $  55,582
                                            ===================================

Note 13.  Employee Benefit Plans

The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee's compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. Company contributions for the years ended June 30, 2001, 2000, and 1999 were as follows:

                                              2001          2000          1999
                                            ------------------------------------

Matching contribution ................      $240,960      $155,237      $132,835
Discretionary contribution ...........        41,500        50,000        45,000
                                            ------------------------------------
                                            $282,460      $205,237      $177,835
                                            ====================================

During the year ended June 30, 2000, the Company entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company's matching contribution differs by officer and is a maximum of either $15,000 or $20,000 annually. Interest is computed at The Wall Street Journal prime rate, with a minimum of 8% and a maximum of 10%. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. During the years ended June 30, 2001 and 2000, the Company expensed $27,791 and $41,860, respectively, related to the agreements. As of June 30, 2001 and 2000 the liability related to the agreements totals $139,651 and $76,860, respectively.

Note 14. Warrants and Stock Based Compensation

Warrants:

   Common stock of $75,000 as of June 30, 1993 represented 112,500 shares of the Company's common stock issued in a private placement in 1993. Each stockholder who purchased stock in the private placement received a unit (at a price of $6.67 per unit) which consisted of one and one-half shares of the Company's common stock and one and one-half warrants. Each warrant entitled the holder to purchase an additional share of Company common stock for $7.33, exercisable by October 13, 1999. During the years ended June 30, 2000 and 1999, 11,250 and 30,000, respectively, of the warrants were exercised leaving none remaining as of June 30, 2000.

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

   As permitted under generally accepted accounting principles, grants under the plan are accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date. Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, reported net income and earnings per common share would have been reduced to the proforma amounts shown below for the years ending June 30:

                                           2001           2000          1999
                                        ----------------------------------------
Net income:
  As reported .....................     $2,395,732     $2,745,527     $2,464,821
  Pro forma .......................      2,325,404      2,690,807      2,421,462

Earnings per share:
  Basic:
    As reported ...................     $     1.06     $     1.19     $     0.98
    Pro forma .....................           1.03           1.17           0.96
  Diluted:
    As reported ...................           1.04           1.15           0.93
    Pro forma .....................           1.00           1.13           0.91

   In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions for grants during the years ended June 30, 2001, 2000, and 1999: dividend rate of 0%: risk-free interest rates based upon current rates at the date of grant (5.21% to 6.81%); expected lives of 10 years, and expected price volatility of 18.61% to 24.81%.

   A summary of the stock option plans as of June 30, 2001, 2000, and 1999 and changes during the years ended on those dates is presented below:

                                           2001                2000                 1999
                                    -----------------    ------------------   ------------------
                                             Weighted              Weighted             Weighted
                                              Average               Average              Average
                                             Exercise              Exercise             Exercise
                                    Shares     Price     Shares     Price      Shares     Price
                                   -------------------------------------------------------------
Outstanding, beginning ........    189,005    $10.24     190,171    $ 9.36    190,887    $ 9.12
  Granted .....................     50,200     10.52      25,900     14.83      8,500     18.03
  Exercised ...................       (150)     6.17     (26,060)     6.69       (720)     9.49
  Forfeited ...................     (2,618)    17.10      (1,006)    17.80     (8,496)    12.67
                                   -------               -------              -------
Outstanding, ending ...........    236,437     10.22     189,005     10.24    190,171      9.36
                                   =======               =======              =======

Exercisable, ending ...........    153,390               138,834              149,109

Weighted average fair value per
  option of options granted
  during the year .............               $ 5.17                $ 7.68               $ 8.88

A further summary of options outstanding as of June 30, 2001 is presented below:

                                     Options Outstanding
                           --------------------------------------
                                                                      Options Exercisable
                                           Weighted                 ------------------------
                                           Average       Weighted                  Weighted
                                          Remaining      Average                    Average
   Range of                  Number      Contractual     Exercise     Number       Exercise
Exercise Prices            Outstanding      Life          Price     Exercisable      Price
-------------------------------------------------------------------------------------------
$6.00 to $6.83               110,170        3.60         $ 6.68       110,170        $ 6.68
$7.83 to $8.83                 8,640        4.92           8.75         8,640          8.75
$10.00 to $11.67              50,450        9.94          10.48           600         11.67
$12.69 to $13.25              11,000        8.57          13.07         2,200         13.07
$13.33 to $13.67              21,525        6.00          13.67        17,430         13.66
$14.08 to $16.13              14,650        8.98          16.02         3,130         15.83
$17.75 to $21.33              20,002        7.50          20.23        11,220         20.49
                             -------                             --------------
                             236,437                                    153,390
                             =======                             ==============

Stock appreciation rights:

   Additionally, the Stock Incentive Plan allows the granting of stock appreciation rights (SARs). SARs are rights entitling the grantee to receive cash having a fair market value equal to the appreciation in the market value of a stated number of shares from the date of grant. Like options, the number and exercise price of SARs granted is determined by the Committee. The SARs will vest 20% per year, and the term of the SAR may not exceed 10 years from the date of the grant. As of June 30, 2001, 2000, and 1999 there were 90,850, 52,050, and 39,625 SARs, respectively, outstanding, with 28,200, 17,490, and 9,675, respectively, exercisable.

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

The actual amounts and capital ratios as of June 30, 2001 and 2000 with the minimum requirements for the Company and Bank are presented below (amounts in thousands of dollars):

                                                                        To Be Well
                                                                    Capitalized Under
                                                    For Capital     Prompt Corrective
                                      Actual     Adequacy Purposes  Action Provisions
                                -----------------------------------------------------
                                 Amount   Ratio    Amount   Ratio   Amount     Ratio
                                -----------------------------------------------------
As of June 30, 2001:
  Company:
    Total risk based capital    $39,351   12.2%   $25,863    8.0%   $32,329    10.0%
    Tier 1 risk based capital    31,228    9.7     12,932    4.0     19,397     6.0
    Leverage ratio ..........    31,228    7.8     16,044    4.0     20,055     5.0
  Bank:
    Total risk based capital    $32,506   10.2%   $25,464    8.0%   $31,830    10.0%
    Tier 1 risk based capital    28,524    9.0     12,732    4.0     19,098     6.0
    Leverage ratio ..........    28,524    7.3     15,693    4.0     19,616     5.0

As of June 30, 2000:
  Company:
    Total risk based capital    $36,522   13.5%   $21,689    8.0%   $27,112    10.0%
    Tier 1 risk based capital    28,173   10.4     10,845    4.0     16,267     6.0
    Leverage ratio ..........    28,173    8.1     13,988    4.0     17,485     5.0
  Bank:
    Total risk based capital    $28,363   10.7%   $21,165    8.0%   $26,457    10.0%
    Tier 1 risk based capital    25,052    9.5     10,583    4.0     15,874     6.0
    Leverage ratio ..........    25,052    7.4     13,481    4.0     16,852     5.0

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

Note 17.  Earnings Per Common Share

The following information was used in the computation of basic and diluted earnings per common share for the years ended June 30, 2001, 2000, and 1999:

                                                          2001         2000        1999
                                                       ------------------------------------
Basic and diluted earnings, net income .............   $2,395,732   $2,745,527   $2,464,821
Less accretion of preferred stock redemption premium           --           --      231,062
                                                       ------------------------------------
        Income available to common stockholders ....   $2,395,732   $2,745,527   $2,233,759
                                                       ====================================

Weighted average common shares outstanding .........    2,268,465    2,309,453    2,285,500
Weighted average common shares issuable upon
  exercise of stock options and warrants ...........       45,869       76,387      113,025
                                                       ------------------------------------
Weighted average common and common
  equivalent shares outstanding ....................    2,314,334    2,385,840    2,398,525
                                                       ====================================

Note 18. Commitments and Contingencies

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit, and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

As of June 30, 2001 and 2000, commitments to extend credit aggregated $91,893,000 and $74,934,000, respectively. As of June 30, 2001 and 2000, standby letters of credit aggregated $1,686,000 and $957,000, respectively. Management does not expect that all of these commitments will be funded.

Bancard is subject to the risk of chargebacks from cardholders and the merchant being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant.

The Company also has a guarantee to MasterCard International Incorporated, which is backed up by a performance bond in the amount of $1,000,000. As of June 30, 2001 there were no significant pending liabilities.

Bancard is the holder of an account receivable in the approximate amount of $1,700,000 owing from PMT Services, Inc. ("PMT"). PMT is a subsidiary of Nova Corporation (trading symbol NIS on the New York Stock Exchange). This receivable arises pursuant to Bancard's provision of electronic credit card sales authorization and settlement services to PMT pursuant to a written contract that includes PMT's obligation to indemnify Bancard for credit card chargeback losses arising from those services. PMT has failed to timely pay Bancard for monthly invoices, including service charges and substantial chargeback losses, for the period beginning May 2000. Bancard intends to vigorously pursue collection of this receivable. On September 25, 2000, PMT filed a lawsuit in federal court in Los Angeles, California, against Bancard and the Company. This lawsuit alleges tortuous acts and breaches of contract by Bancard, the Company, and others and seeks recovery from Bancard and the Company of not less than $3,600,000 of alleged actual damages, plus punitive damages. Bancard and the Company filed lawsuits in federal and state courts in Davenport, Iowa against PMT. These lawsuits sought a court order compelling PMT to participate in arbitration in Bettendorf, Iowa, as provided for in the pertinent contract documents, and to resolve the disputes between PMT, Bancard and the Company, including the unpaid account receivable. The federal court in Iowa ruled that the arbitration issue should be determined by the state court in Iowa. Subsequently, the Iowa District Court of Scott County ruled that all claims, including the tort claims, must be arbitrated in Iowa. Because of that ruling, the California lawsuit was dismissed, and arbitration is pending. Bancard and the Company continue to believe that PMT's allegations are without merit and will vigorously pursue the collection of the receivable and the defense of PMT's claims.

Aside from cash on-hand and in-vault, the majority of the Company's cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by $15,146,866 and $31,794,780 as of June 30, 2001 and 2000, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

Note 19. Quarterly Results of Operations (Unaudited)

                                            Year Ended June 30, 2001
                               -------------------------------------------------
                               September     December      March         June
                                  2000         2000         2001         2001
                               -------------------------------------------------

Total interest income ........ $6,978,039   $7,264,701   $7,279,539   $7,021,657
Total interest expense .......  4,119,175    4,323,023    4,313,369    3,856,182
                               -------------------------------------------------
        Net interest income ..  2,858,864    2,941,678    2,966,170    3,165,475
Provision for loan losses ....    176,075      343,800      148,374      221,421
Noninterest income ...........  1,372,085    1,415,496    1,632,061    1,893,426
Noninterest expenses .........  3,077,638    3,466,171    3,471,466    3,784,678
                               -------------------------------------------------
        Net income before
        income taxes .........    977,236      547,203      978,391    1,052,802
Federal and state income taxes    316,987      203,258      355,520      284,135
                               -------------------------------------------------
        Net income ........... $  660,249   $  343,945   $  622,871   $  768,667
                               =================================================

Earnings per common share:
  Basic ...................... $     0.29   $     0.15   $     0.28   $     0.34
  Diluted ....................       0.28         0.15         0.27         0.34

                                           Year Ended June 30, 2000
                               -------------------------------------------------
                                September    December      March         June
                                  1999         1999        2000          2000
                               -------------------------------------------------

Total interest income ........ $5,800,637   $5,935,251   $5,952,519   $6,390,791
Total interest expense .......  3,102,826    3,329,541    3,299,703    3,556,523
                               -------------------------------------------------
        Net interest income ..  2,697,811    2,605,710    2,652,816    2,834,268
Provision for loan losses ....    274,700      296,800       85,600      394,718
Noninterest income ...........  1,372,113    1,623,759    1,624,409    1,534,135
Noninterest expenses .........  2,773,541    2,727,889    2,960,061    3,005,970
                               -------------------------------------------------
        Net income before
        income taxes .........  1,021,683    1,204,780    1,231,564      967,715
Federal and state income taxes    389,035      461,860      471,890      357,430
                               -------------------------------------------------
        Net income ........... $  632,648   $  742,920   $  759,674   $  610,285
                               =================================================

Earnings per common share:
  Basic ...................... $     0.28   $     0.32   $     0.33   $     0.26
  Diluted ....................       0.26         0.31         0.32         0.26

                                            Year Ended June 30, 1999
                               -------------------------------------------------
                                September    December      March         June
                                  1998         1998        1999          1999
                               -------------------------------------------------

Total interest income ........ $4,785,014   $4,949,961   $4,948,755   $5,432,190
Total interest expense .......  2,692,979    2,718,434    2,673,931    2,941,342
                               -------------------------------------------------
        Net interest income ..  2,092,035    2,231,527    2,274,824    2,490,848
Provision for loan losses ....    252,000      174,200      218,200      247,400
Noninterest income ...........  1,191,066    1,329,819    1,437,189    1,602,377
Noninterest expenses .........  2,301,829    2,376,376    2,472,977    2,527,717
                               -------------------------------------------------
        Net income before
        income taxes .........    729,272    1,010,770    1,020,836    1,318,108
Federal and state income taxes    290,451      391,314      406,889      525,511
                               -------------------------------------------------
        Net income ........... $  438,821   $  619,456   $  613,947   $  792,597
                               =================================================

Earnings per common share:
  Basic ...................... $     0.17   $     0.24   $     0.24   $     0.33
  Diluted ....................       0.16         0.23         0.23         0.31

Note 20.  Parent Company Only Financial Statements

The following is condensed financial information of Quad City Holdings, Inc. (parent company only):

                            Condensed Balance Sheets

                                                                    June 30,
                                                         ----------------------------
ASSETS                                                       2001            2000
-------------------------------------------------------------------------------------
Cash and due from banks ..............................   $    723,209    $  1,803,841
Securities available for sale, at fair value .........      1,419,536       1,131,073
Investment in Quad City Bank and Trust Company .......     28,986,909      23,992,847
Investment in Quad City Bancard, Inc. ................      3,296,760       2,529,026
Investment in Quad City Holdings Capital Trust I .....        390,432         390,432
Net loans receivable .................................        145,106         532,443
Other assets .........................................      1,517,166       1,895,581
                                                         ----------------------------
        Total assets .................................   $ 36,479,118    $ 32,275,243
                                                         ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------
Liabilities:
  COMR preferred securities of subsidiary trust ......   $ 12,000,000    $ 12,000,000
  Other liabilities ..................................        661,658         203,824
                                                         ----------------------------
        Total liabilities ............................     12,661,658      12,203,824
                                                         ----------------------------

Stockholders' Equity:
  Common stock .......................................      2,325,566       2,325,416
  Additional paid-in capital .........................     12,148,759      12,147,984
  Retained earnings ..................................      9,691,749       7,296,017
  Accumulated other comprehensive income (loss) ......        505,922      (1,098,518)
  Less cost of common shares acquired for the treasury       (854,536)       (599,480)
                                                         ----------------------------
        Total stockholders' equity ...................     23,817,460      20,071,419
                                                         ----------------------------
        Total liabilities and stockholders' equity ...   $ 36,479,118    $ 32,275,243
                                                         ============================



                         Condensed Statements of Income

                                                                      Year Ended June 30,
                                                             ----------------------------------------
                                                                2001           2000         1999
-----------------------------------------------------------------------------------------------------
Total interest income ....................................   $   170,319    $   197,387   $    78,763
Investment securities gains (losses), net ................       (25,753)        21,983         5,474
Equity in net income of Quad City Bank and
  Trust Company ..........................................     3,471,422      2,808,058     2,212,931
Equity in net income of Quad City Bancard, Inc. ..........       184,234        596,224       564,886
Equity in net income of Quad City Holdings Capital Trust I          --           10,432          --
Other ....................................................        (7,745)       233,927        85,945
                                                             ---------------------------------------
        Total income .....................................     3,792,477      3,868,011     2,947,999
                                                             ----------------------------------------

Interest expense .........................................     1,134,541      1,137,402       220,794
Other ....................................................       958,504        583,282       495,284
                                                             ----------------------------------------
        Total expenses ...................................     2,093,045      1,720,684       716,078
                                                             ----------------------------------------

        Income before income tax
        benefit ..........................................     1,699,432      2,147,327     2,231,921

Income tax benefit .......................................       696,300        598,200       232,900
                                                             ----------------------------------------
        Net income .......................................   $ 2,395,732    $ 2,745,527   $ 2,464,821
                                                             ========================================


                       Condensed Statements of Cash Flows

                                                                      Year Ended June 30,
                                                          --------------------------------------------
                                                              2001            2000            1999
------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income ..........................................   $  2,395,732    $  2,745,527    $  2,464,821
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Distributions in excess of (less than) earnings of:
      Quad City Bank and Trust Company ................     (3,471,422)     (2,808,058)     (2,212,931)
      Quad City Bancard, Inc. .........................        132,266        (596,224)       (564,886)
      Quad City Holdings Capital Trust I ..............           --           (10,432)           --
    Depreciation ......................................          3,541           4,543           4,036
    Provision for loan losses .........................         (3,790)          6,000          (7,500)
    Investment securities (gains) losses, net .........         25,753         (21,983)         (5,474)
    Tax benefit of nonqualified stock options exercised           --            81,178           3,218
    (Increase) decrease in accrued interest receivable          (2,802)        (20,140)          4,780
    (Increase) decrease in other assets ...............        317,712         130,943        (770,199)
    Increase (decrease) in other liabilities ..........        457,834        (137,454)        220,129
                                                          --------------------------------------------
        Net cash used in operating activities .........       (145,176)       (626,100)       (864,006)
                                                          --------------------------------------------
Cash Flows from Investing Activities:
  Purchase of securities available for sale ...........       (269,279)     (1,228,400)        (67,400)
  Proceeds from sale of securities available for sale .         99,247         250,426          32,865
  Capital infusion, Quad City Bank and
    Trust Company .....................................           --              --        (2,000,000)
  Capital infusion, Quad City Bancard, Inc. ...........       (900,000)       (500,000)       (500,000)
  Capital infusion, Quad City Holdings Capital Trust I            --              --          (380,000)
  Net loans (originated) repaid .......................        391,127        (538,443)        510,344
  Purchase of premises and equipment ..................         (2,420)         (2,420)         (2,420)
                                                          --------------------------------------------
        Net cash used in investing activities .........       (681,325)     (2,018,837)     (2,406,611)
                                                          --------------------------------------------
Cash Flows from Financing Activities:
  Net decrease in other borrowings ....................           --              --        (1,500,000)
  Proceeds from issuance of preferred securities of
    subsidiary trust ..................................           --              --        12,000,000
  Redemption of preferred stock .......................           --              --        (2,977,884)
  Purchase of treasury stock ..........................       (255,056)       (599,480)           --
  Proceeds from issuance of common stock, net of
    simultaneous redemptions ..........................            925         136,891         225,940
                                                          --------------------------------------------
        Net cash provided by (used in) financing
        activities ....................................       (254,131)       (462,589)      7,748,056
                                                          --------------------------------------------
        Net increase (decrease) in cash and
        due from banks ................................     (1,080,632)     (3,107,526)      4,477,439

Cash and due from banks:
  Beginning ...........................................      1,803,841       4,911,367         433,928
                                                          --------------------------------------------
  Ending ..............................................   $    723,209    $  1,803,841    $  4,911,367
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

   Commitments to extend credit: The fair value of these commitments is not material.

The carrying values and estimated fair values of the Company's financial instruments as of June 30, 2001 and 2000 are presented as follows:

                                                                2001                         2000
                                                     ---------------------------   ---------------------------
                                                        Carrying     Estimated       Carrying      Estimated
                                                         Value       Fair Value        Value       Fair Value
                                                     ---------------------------------------------------------
Cash and due from banks ..........................   $ 20,217,219   $ 20,217,219   $ 15,130,357   $ 15,130,357
Federal funds sold ...............................      7,775,000      7,775,000     26,105,000     26,105,000
Certificates of deposit at financial institutions      10,512,585     10,512,585     12,776,463     12,776,463
Investment securities:
  Held to maturity ...............................        575,559        583,411        574,988        565,237
  Available for sale .............................     56,134,521     56,134,521     55,554,062     55,554,062
Loans receivable, net ............................    283,616,584    289,206,000    238,235,450    237,441,000
Accrued interest receivable ......................      2,863,178      2,863,178      2,633,120      2,633,120
Deposits .........................................    302,155,224    302,813,000    288,066,756    287,771,000
Short-term borrowings ............................     28,342,542     28,342,542     20,771,724     20,771,724
Federal Home Loan Bank advances ..................     29,712,759     29,977,000     22,425,398     22,287,000
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  subordinated debentures ........................     12,000,000     12,206,596     12,000,000     11,896,154
Accrued interest payable .........................      2,394,489      2,394,489      1,852,267      1,852,267

Note 22.  Business Segment Information

Selected financial information on the Company's business segments is presented as follows for the years ended June 30, 2001, 2000, and 1999:

                                                  Year Ended June 30,
                                     ---------------------------------------------
                                         2001            2000             1999
                                     ---------------------------------------------
Commercial banking:
  Revenue ......................      30,786,066       25,563,964       22,040,065
  Net income ...................       2,818,311        2,446,654        1,881,433
  Assets .......................     394,223,857      361,927,225      317,059,752
  Depreciation .................         724,330          584,872          589,287
  Capital expenditures .........       1,702,763          751,653          451,535

Merchant credit card processing:
  Revenue ......................       1,883,540        2,520,136        2,067,303
  Net income ...................         220,890          674,800          564,886
  Assets .......................       3,672,002        1,998,280        2,103,805
  Depreciation .................          42,859           46,423           33,752
  Capital expenditures .........          10,624           43,770           66,468

Trust management:
  Revenue ......................       2,071,971        1,884,310        1,520,518
  Net income ...................         523,670          463,353          331,498
  Assets .......................             N/A              N/A              N/A
  Depreciation .................             N/A              N/A              N/A
  Capital expenditures .........             N/A              N/A              N/A

All other:
  Revenue ......................   $     115,427    $     265,204    $      48,485
  Net income (loss) ............      (1,167,139)        (839,280)        (312,996)
  Assets .......................       3,052,075        3,696,110        2,182,658
  Depreciation .................           3,541            4,543            4,036
  Capital expenditures .........           2,420            2,420            2,420

Note 23. Business Expansion

The Company is in the process of raising additional equity capital of approximately $5,000,000 through a private placement of its common stock. In April 2001, the Company announced plans to expand its banking operations to the Cedar Rapids, Iowa market. The Cedar Rapids operation is currently functioning as a branch of the Bank. The Company has filed the required regulatory applications to obtain a separate bank charter in the Cedar Rapids market, to be named Cedar Rapids Bank and Trust Company. Expectations are to convert the branch operations into this newly chartered bank upon receiving regulatory approval, which is likely to occur in the fall of 2001. The proceeds of the private placement of common stock will be used to assist with capitalization of the new bank. Cedar Rapids Bank and Trust Company will operate as a wholly-owned subsidiary of the Company, with a Cedar Rapids based executive management team and a predominantly local Board of Directors. Concurrent with the establishment of Cedar Rapids Bank & Trust Company, the Company plans to change its name to QCR Holdings, Inc.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

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

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  1.  Financial Statements

         These documents are listed in the Index to Consolidated Financial Statements under Item 8.

         (a)  2.  Financial Statement Schedules

         Financial statement schedules are omitted, as they are not required or are not applicable, or the required information is shown in the consolidated financial statements and the accompanying notes thereto.

(a)      3.  Exhibits

         The following exhibits are either filed as a part of this Annual Report on Form 10-k or are incorporated herein by reference:

         Exhibit Number.                    Exhibit Description
                3.1            Certificate of Incorporation of Quad City Holdings, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Registrant's Form SB-2, File No. 33-67028).

                3.2            Bylaws of Quad City Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of Registrant's
                               Form SB-2, File No. 33-67028).

                4.1            Specimen Stock Certificate of Quad City Holdings, Inc (incorporated herein by reference to
                               Exhibit 4.1 of Registrant's Form SB-2, File No. 33-67028).

               10.1            Employment Agreement between Quad City Holdings, Inc., Quad City Bank and Trust Company and
                               Michael A. Bauer dated July 1, 2000 (incorporated herein by reference to Exhibit 10.1 of Registrant's
                               Annual Report or Form 10-K for the year ended June 30, 2000).

               10.2            Employment Agreement between Quad City Holdings, Inc., Quad City Bank and Trust Company and
                               Douglas M. Hultquist dated July 1, 2000 (incorporated herein by reference to Exhibit 10.2 of
                               Registrant's Annual Report on Form 10-K for the year ended June 30, 2000).

               10.3            Executive Deferred Compensation Agreement between Quad City Bank and Trust Company and Michael A.
                               Bauer dated June 28, 2000 (incorporated herein by reference to Exhibit 10.3 of Registrant's Annual
                               Report on Form 10-K for the year ended June 30, 2000).

               10.4            Executive Deferred Compensation Agreement between Quad City Bank and Trust Company and Douglas M.
                               Hultquist dated June 28, 2000 (incorporated herein by reference to Exhibit 10.4 of Registrant's
                               Annual Report on Form 10-K for the year ended June 30, 2000).

               10.5            Lease Agreement between Quad City Bank and Trust Company and 56 Utica L.L.C. (incorporated herein by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for the year ended June 30,
                               2000).

               10.6            Employment Agreement between Quad City Bank and Trust Company and Larry J. Helling dated April 11,
                               2001 (exhibit is being filed herewith).

               10.7            Lease Agreement between Quad City Bank and Trust Company and Ryan Companies (exhibit is being filed herewith).

               12.1            Statement re: Computation of Ratios (exhibit is being filed herewith).

               21.1            Subsidiaries of Quad City Holdings, Inc. (exhibit is being filed herewith).

               23.1            Consent of Independent Accountant - McGladrey and Pullen LLP (exhibit is being filed herewith).

(b)      Reports on Form 8-K

         Quad City filed a current report on Form 8-K with the Securities and Exchange Commission on April 18, 2001 under Item 5 which reported information on it's expansion into Cedar Rapids, Iowa in the format of a press release.

(c)      Exhibits

         Exhibits to the Form 10-K required by Item 601 of Regulation S-K are attached or incorporated herein by reference as stated in the Index to Exhibits.

(d) Financial Statements Excluded from Annual Report to Shareholders Pursuant to Rule 14a3(b)

         Not applicable

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

The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies that have not received approval to operate as financial holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, this authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. As of the date of this filing, the Company has not applied for nor received approval to operate as a financial holding company.

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

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total risk-weighted assets; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

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

As of June 30, 2001, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 12.2% and a leverage ratio of 7.8%.

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

During the year ended December 31, 2000, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the year ending December 31, 2001, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices; (ii) is in an unsafe or unsound condition to continue operations; or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000, and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the fiscal year ended June 30, 2001, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Superintendent to fund the operations of the Superintendent. During the fiscal year ended June 30, 2001, the Bank paid supervisory assessments to the Superintendent totaling $8,642.

Capital Requirements. The Federal Reserve has established the following minimum capital standards for state-chartered Federal Reserve System member banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

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

During the fiscal year ended June 30, 2001, the Bank was not required by the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory requirement. As of June 30, 2001, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 7.3% and a risk-based capital ratio of 10.2%.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. As of June 30, 2001, the Bank was well capitalized, as defined by Federal Reserve regulations.

Dividends. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by a state member bank, such as the Bank. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior Federal Reserve approval, however, a state member bank may not pay dividends in any calendar year, which, in the aggregate, exceed the bank's calendar year-to-date net income plus the bank's retained net income for the two preceding calendar years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 2001. As of June 30, 2001, approximately $676,000 was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

Safety and Soundness Standards. The federal banking agencies have adopted guidelines, which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

Branching Authority. Until 2001, an Iowa state bank could only establish a bank office outside the boundaries of the counties contiguous to, or cornering upon, the county in which the principal place of business of the bank was located. Further, Iowa law prohibited an Iowa bank from establishing de novo branches in a municipality other than the municipality in which the bank's principal place of business was located, if another bank already operated one or more offices in the municipality in which the de novo branch was to be located. Under a recent change to the Iowa Banking Act, until June 30, 2004, Iowa banks, such as the Bank, have authority under Iowa law to establish up to three de novo branches at any location in Iowa, subject to regulatory approval, in addition to any branches established under the branching rules described above. Beginning July 1, 2004, Iowa banks may establish any number of branches at any location in Iowa, still subject to regulatory approval.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle- Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Iowa permits interstate bank mergers, subject to certain restrictions, including a prohibition against interstate mergers involving an Iowa bank that has been in existence and continuous operation for fewer than five years. In 1997, the Company formed a de novo Illinois bank that was merged into the Bank, resulting in the Bank establishing a branch office in Illinois. Under Illinois law, the Bank may continue to establish offices in Illinois to the same extent permitted for an Illinois bank (subject to certain conditions, including certain regulatory notice requirements).

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

Financial Subsidiaries. Eligible state and national banks are also authorized to engage, through "financial subsidiaries," in certain activities that are permissible for financial holding companies (as described above) and certain activities that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity. As of the date of this filing, the Bank has not applied for nor received approval to establish any financial subsidiaries.

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.8 million, the reserve requirement is $1.284 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

                                                                      Appendix B


                               GUIDE 3 INFORMATION

The following tables and schedules show selected comparative financial Information required by the Securities and Exchange Commission Securities Act Guide 3, regarding the business of the Quad City Holdings, Inc. ("the Company") for the periods shown.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential.

A and B. Consolidated Average Balance Sheets and Analysis of Net Interest
         Earnings

                                                                        Years Ended June 30,
                                            ----------------------------  ----------------------------   ---------------------------
                                                      Interest  Average             Interest  Average             Interest  Average
                                             Average   Earned   Yield or   Average   Earned   Yield or   Average   Earned   Yield or
                                             Balance   Or Paid    Cost     Balance   Or Paid    Cost     Balance   Or Paid   Cost
------------------------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in Thousands)
ASSETS
Interest earnings assets:
Federal funds sold ......................   $ 21,404  $  1,267   5.92%    $ 27,068  $  1,488   5.50%     $ 30,224  $ 1,492   4.94%
Interest bearing deposits with
   other financial institutions .........     12,453       763   6.13       12,444       778   6.25        11,814      696    5.89
Investment securities (1) ...............     57,454     3,359   5.85       56,898     3,448   6.06        41,468    2,286    5.51
Net loans receivable (1)(2) .............    261,404    22,971   8.79      209,311    18,365   8.77       182,130   15,642    8.59
Other interest earning assets ...........      3,564       184   5.16            0         0   0.00             0        0    0.00
                                            ------------------            ------------------             -----------------
  Total Interest earning assets .........    356,279    28,544   8.01      305,721    24,079   7.88       265,636   20,116    7.57
Noninterest-earning assets:
Cash and due from banks .................   $ 15,085                      $ 13,699                       $  9,431
Premises and equipment ..................      8,295                         7,612                          7,536
Other ...................................      5,231                         8,822                          5,157
                                            --------                      --------                       --------
  Total assets ..........................   $384,890                      $335,854                       $287,760
                                            ========                      ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
 Interest-bearing demand deposits .......   $ 86,639     2,918   3.37%    $ 81,979      2,709  3.30%     $ 75,530    2,559    3.39%
 Savings deposits .......................      6,707       132   1.97        6,112        125  2.05         4,654       93    2.00
 Time deposits ..........................    159,822     9,972   6.24      134,245      7,291  5.43       113,752    6,358    5.59
 Short-term borrowings ..................     22,477       992   4.41       14,530        665  4.58         5,414      258    4.77
 Federal Home Loan Bank advances ........     24,324     1,463   6.01       22,048      1,361  6.17        25,393    1,539    6.06
 COMR ...................................     12,000     1,135   9.46       12,000      1,137  9.48         1,000       63    6.30
 Other borrowings .......................          0         0   0.00            0          0  0.00         2,125      157    7.39
                                            ------------------            -------------------            -----------------
  Total Interest bearing liabilities ....    311,969    16,612   5.32      270,914     13,288  4.90       227,868   11,027    4.84
Noninterest-bearing demand ..............     45,902                        40,072                         33,619
Other noninterest-bearing liabilities ...      5,133                         5,492                          5,974
  Total liabilities .....................    363,004                       316,478                        267,461
Stockholders' equity ....................     21,886                        19,376                         20,299
                                            --------                      --------                       --------
       Total liabilities and
       stockholders' equity .............   $384,890                      $335,854                       $287,760
                                            ========                      ========                       ========
Net interest income .....................             $ 11,932                       $ 10,791                      $ 9,089
                                                      ========                       ========                      =======
Net interest spread .....................                        2.69%                         2.98%                         2.73%
                                                                 =====                         =====                         =====

Net interest margin .....................                        3.35%                         3.53%                         3.42%
                                                                 =====                         =====                         =====
       Ratio of average interest
         earning assets to
         average interest-
         bearing liabilities ............    114.20%                       112.85%                        116.57%
                                             =======                       =======                        =======

(1) Interest earned and yields on nontaxable investment securities and loans are stated at face rate.

(2) Loan fees are not material and are included in interest income from loans receivable.

C. Analysis of Changes of Interest Income/Interest Expense

                For the years ended June 30, 2001, 2000 and 1999

                                                                                  Components
                                                                     Inc./(Dec.) of Change (1)
                                                                        from    -----------------
                                                                     Prior Year  Rate     Volume
                                                                     ----------------------------
                                                                              2001 vs. 2000
                                                                     ----------------------------
                                                                         (Dollars in thousands)
INTEREST INCOME
Federal funds sold ...............................................   $  (221)   $   108   $  (329)
Interest bearing deposits with other financial institutions ......       (15)       (16)        1
Investment securities (2) ........................................       (89)      (123)       34
Net loans receivable (2)(3) ......................................     4,606         28     4,578
Other interest earning assets ....................................       184          0       184
                                                                     ----------------------------
        Total change in interest income ..........................   $ 4,465    $    (3)  $ 4,468
                                                                     ----------------------------

INTEREST EXPENSE
Interest-bearing demand deposits .................................   $   209    $    53   $   156
Savings deposits .................................................         7         (5)       12
Time deposits ....................................................     2,681      1,176     1,505
Short-term borrowings ............................................       327        (25)      352
Federal Home Loan Bank advances ..................................       102        (36)      138
COMR .............................................................        (2)        (2)        0
Other borrowings .................................................         0          0         0
                                                                     ----------------------------
        Total change in interest expense .........................   $ 3,324    $ 1,161   $ 2,163
                                                                     ----------------------------
Total change in net interest income ..............................   $ 1,141    $(1,164)  $ 2,305
                                                                     ============================

                                                                                 Components
                                                                     Inc./(Dec.) of Change (1)
                                                                        from    -----------------
                                                                     Prior Year  Rate     Volume
                                                                     ----------------------------
                                                                              2000 vs. 1999
                                                                     ----------------------------
                                                                         (Dollars in thousands)

INTEREST INCOME
Federal funds sold ...............................................   $    (4)   $   160   $  (164)
Interest bearing deposits with other financial institutions ......        81         43        38
Investment securities (2) ........................................     1,163        246       917
Net loans receivable (3) .........................................     2,723        344     2,379
                                                                     ----------------------------
        Total change in interest income ..........................   $ 3,963    $   793   $ 3,170
                                                                     ----------------------------

INTEREST EXPENSE
Interest-bearing demand deposits .................................   $   150    $   (64)  $   214
Savings deposits .................................................        32          2        30
Time deposits ....................................................       933       (185)    1,118
Short-term borrowings ............................................       407        (10)      417
Federal Home Loan Bank advances ..................................      (178)        28      (206)
COMR .............................................................     1,074          0     1,074
Other borrowings .................................................      (157)       (79)      (78)
                                                                     ----------------------------
        Total change in interest expense .........................     2,261    $  (308)  $ 2,569
                                                                     ----------------------------
Total change in net interest income ..............................   $ 1,702    $ 1,101   $   601
                                                                     ============================

(1) The column "increase/decrease from prior year" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2) Interest earned and yields on nontaxable investment securities and loans are stated at face rate.

(3) Loan fees are not material and are included in interest income from loans receivable.

II. Investment Portfolio.

A. Investment Securities

The following table presents the amortized cost and fair value of investment securities held on June 30, 2001, 2000 and 1999.

                                                             Gross         Gross
                                             Amortized     Unrealized    Unrealized       Fair
                                                Cost         Gains        (Losses)        Value
                                            ------------------------------------------------------
June 30, 2001
-------------
Securities held to maturity:
Municipal securities ....................   $   500,559   $    4,638    $        0     $   505,197
Other bonds .............................        75,000        3,214             0          78,214
                                            ------------------------------------------------------
    Totals ..............................   $   575,559   $    7,852    $        0     $   583,411
                                            ======================================================

Securities available for sale:
U.S. agency securities ..................   $31,787,602   $  626,091    $     (104)    $32,413,589
Mortgage-backed securities ..............     5,509,433       17,646       (18,797)      5,508,282
Municipal securities ....................    11,892,825      144,098       (39,556)     11,997,367
Corporate securities ....................     4,577,918       31,014       (13,185)      4,595,747
Trust preferred securities ..............     1,148,488       94,897       (14,405)      1,228,980
Other securities ........................       393,211       19,075       (21,730)        390,556
                                            ------------------------------------------------------
    Totals ..............................   $55,309,477   $  932,821    $ (107,777)    $56,134,521
                                            ======================================================

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
                                            ======================================================

B. Investment Securities Maturities and Yields

The following table presents the maturity of securities held on June 30, 2001 and the weighted average rates by range of maturity:

                                                                        Average
                                                           Amount        Yield
                                                        ------------------------
U.S. agency securities:
     Within 1 year ..................................   $ 2,011,645        5.77%
     After 1 but within 5 years .....................    23,636,625        5.74%
     After 5 but within 10 years ....................     6,139,332        6.74%
                                                        ------------------------
          Total .....................................   $31,787,602        5.93%
                                                        ========================

Mortgage-backed securities:
     Within 1 year ..................................   $   259,084        6.12%
     After 1 but within 5 years .....................       917,869        6.00%
     After 5 but within 10 years ....................       969,151        5.66%
     After 10 years .................................     3,363,329        5.94%
                                                        ------------------------
          Total .....................................   $ 5,509,433        5.91%
                                                        ========================

Municipal securities:
     Within 1 year ..................................   $   249,903        6.15%
     After 1 but within 5 years .....................     2,383,016        6.04%
     After 5 but within 10 years ....................     4,304,658        6.34%
     After 10 years .................................     5,455,807        7.61%
                                                        ------------------------
          Total .....................................   $12,393,384        6.84%
                                                        ========================

Corporate securities:
     After 1 but within 5 years .....................   $ 3,049,526        6.50%
     After 5 but within 10 years ....................     1,528,392        6.09%
                                                        ------------------------
          Total .....................................   $ 4,577,918        6.36%
                                                        ========================

Trust preferred securities:
     After 10 years .................................   $ 1,148,488        9.22%
                                                        ========================

Other bonds:
     After 1 but within 5 years .....................   $    75,000        6.50%
                                                        ========================

Other securities with no maturity or stated face rate   $   393,211
                                                        ===========

The Company does not use any financial instruments referred to as derivatives to manage interest rate risk.

C. Investment Concentrations

At June 30, 2001, there existed no security in the investment portfolio above (other than U.S. Government, U.S. Government agencies, and corporations) that exceeded 10% of stockholders' equity at that date.

III.   Loan Portfolio.

The composition of the loan portfolio at June 30, 2001, 2000, 1999, 1998, and 1997 is presented as follows:

                                     2001            2000             1999             1998            1997
----------------------------------------------------------------------------------------------------------------
Commercial ...................   $ 209,888,773  $ 167,682,652    $ 136,206,893    $  99,097,297    $  68,634,556
Real estate - construction....       2,568,140      3,463,682        3,367,458        1,798,257        1,778,310
Real estate ..................      38,018,551     36,301,379       27,591,886       29,347,260       18,515,130
Installment and other consumer      37,389,302     34,405,138       30,810,455       32,732,322       19,437,433
                                 -------------------------------------------------------------------------------
     Total loans .............     287,864,766    241,852,851      197,976,692      162,975,136      108,365,429
Less allowance for
   Estimated losses on loans        (4,248,182)    (3,617,401)      (2,895,457)      (2,349,838)      (1,632,500)
                                 -------------------------------------------------------------------------------
     Net loans ...............   $ 283,616,584  $ 238,235,450    $ 195,081,235    $ 160,625,298    $ 106,732,929
                                 ===============================================================================

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

                                                                                Maturities After One Year
                                                                              ------------------------------
At June 30, 2001                    Due in one    Due after one   Due after   Predetermined    Adjustable
                                   year or less  through 5 years   5 years    interest rates  interest rates
                                   -------------------------------------------------------------------------
Commercial .....................   $ 79,190,937   $100,652,557   $ 30,045,279   $102,406,782   $ 28,291,054
Real estate - construction .....      2,487,148         80,992              0         80,992              0
Real estate ....................      1,362,323      1,695,584     34,960,644     14,789,289     21,866,939
Installment and other consumer .     10,092,073     24,624,952      2,672,277     23,598,986      3,698,243
                                   ------------------------------------------------------------------------
     Totals ....................   $ 93,132,481   $127,054,085   $ 67,678,200   $140,876,049   $ 53,856,236
                                   ========================================================================

C. Risk Elements

The following table represents Nonaccrual, Past Due, Renegotiated Loans, and other Real Estate owned at June 30, 2001, 2000, 1999, 1998, and 1997.

                             2001         2000         1999         1998         1997
                          ---------------------------------------------------------------
Loans accounted for on
   nonaccrual basis ...   $1,231,741   $  382,745   $1,287,727   $1,025,761   $  230,591
Accruing loans past due
   90 days or more ....      494,827      352,376      238,046      259,277      223,966
Other real estate owned       47,687            0      119,600            0            0
Troubled debt
   restructurings .....            0            0            0            0            0
                          --------------------------------------------------------------
     Total ............   $1,774,255   $  735,121   $1,645,373   $1,285,038   $  454,557
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

3.   Foreign Outstandings. None

4. Loan Concentrations. Loan concentrations are disclosed in the Notes to Consolidated Financial Statements in Note 4.

D. Other Interest Bearing Assets

There are no other interest bearing assets required to be disclosed here.

IV. Summary of Loan Loss Experience.

A. Analysis of the Allowance for Estimated Losses on Loans

The following table summarizes activity in the allowance for estimated losses on loans of the Company for the fiscal years ending June 30, 2001, 2000, 1999, 1998, and 1997:

                                                2001              2000              1999              1998             1997
-------------------------------------------------------------------------------------------------------------------------------
Average amount of loans outstanding,
   before allowance for estimated
   losses on loans .....................   $ 262,237,267     $ 212,497,181     $ 184,756,698     $ 141,974,417    $  81,251,090
Allowance for estimated losses on loans:
Balance, beginning of fiscal year ......       3,617,401     $   2,895,457     $   2,349,838     $   1,632,500    $     852,500
 Charge-offs:
      Commercial .......................         (86,936)          (43,295)         (104,596)          (62,763)         (26,141)

      Real estate ......................               0            (6,822)          (25,142)                0                0
      Installment and other consumer ...        (213,527)         (376,591)         (348,777)         (142,471)         (38,772)
                                           ------------------------------------------------------------------------------------
     Subtotal charge-offs ..............        (300,463)         (426,708)         (478,515)         (205,234)         (64,913)
                                           ------------------------------------------------------------------------------------
 Recoveries:
     Commercial ........................           2,100               762            53,314            13,146             266
      Real estate ......................               0                 0                 0                 0               0
      Installment and other consumer ...          39,474            96,072            79,020             7,450             256
                                           -----------------------------------------------------------------------------------
     Subtotal recoveries ...............          41,574            96,834           132,334            20,596             522
                                           -----------------------------------------------------------------------------------

     Net charge-offs ...................        (258,889)         (329,874)         (346,181)         (184,638)        (64,391)

Provision charged to expense ...........         889,670         1,051,818           891,800           901,976         844,391
                                           -----------------------------------------------------------------------------------
Balance, end of fiscal year ............   $   4,248,182     $   3,617,401     $   2,895,457     $   2,349,838    $  1,632,500
                                           ===================================================================================
Ratio of net charge-offs to
   average loans outstanding ...........           0.10%             0.16%             0.19%             0.13%           0.08%

B. Allocation of the Allowance for Estimated Losses on Loans

The following table presents the allowance for estimated losses on loans by type of loans and the percentage of loans in each category to total loans for the fiscal years ending June 30, 2001, 2000, 1999, 1998, and 1997:

                                                          %                      %                      %
                                                       Of Loans               Of Loans               Of Loans
                                                       to Total               to Total               to Total
                                             Amount      Loans      Amount      Loans     Amount      Loans
                                          ---------------------   --------------------   --------------------
                                                  2001                    2000                   1999
                                          ---------------------   --------------------   --------------------
Commercial .............................  $3,231,286     72.91%   $2,863,319    69.33%   $2,164,668     68.80%
Real estate - construction .............           0      0.89%        8,659     1.43%        8,419      1.70%
Real estate ............................     182,365     13.21%      121,530    15.01%      102,693     13.94%
Installment and other consumer .........     834,531     12.99%      617,893    14.23%      578,937     15.56%
Unallocated ............................           0      0.00%        6,000       N/A       49,159        N/A
                                           --------------------   ---------------------   --------------------
     Total .............................  $4,248,182    100.00%   $3,617,401   100.00%   $2,895,457    100.00%
                                           ====================   =====================   ====================

                                                  1998                   1997
                                          --------------------    -------------------

Commercial .............................  $1,213,439     60.81%   $  799,566     63.34%
Real estate - construction .............       4,496      1.10%        4,446      1.64%
Real estate ............................      74,702     18.01%       62,296     17.09%
Installment and other consumer..........     515,489     20.08%      387,096     17.93%
Unallocated ............................     541,712        N/A     3 79,096        N/A
                                          ---------------------   ---------------------
     Total .............................  $2,349,838    100.00%   $1,632,500    100.00%
                                          =====================   =====================

V. Deposits.

The average amount of and average rate paid for the categories of deposits for the years 2001, 2000, and 1999 are disclosed in the consolidated average balance sheets and can be found on page 2 of Appendix B.

Included in interest bearing deposits at June 30, 2001, 2000, and 1999 were certificates of deposit totaling $50,298,560, $50,814,599, and $37,103,749 respectively, that were $100,000 or greater. Maturities of these certificates were as follows:

                                               2001         2000         1999
                                          --------------------------------------
One to three months ....................  $20,948,861   $24,105,269  $13,313,388
Three to six months ....................   11,487,826    11,176,203    6,339,507
Six to twelve months ...................   12,972,591    11,781,428    9,901,595
Over twelve months .....................    4,889,281     3,751,699    7,549,259
                                          --------------------------------------
     Total certificates of

       deposit greater than $100,000 ...  $50,298,560   $50,814,599  $37,103,749
                                          ======================================


VI. Return on Equity and Assets.

The following table presents the return on assets and equity and the equity to assets ratio of the Company for the years ended June 30, 2001, 2000, and 1999.

                                  2001               2000              1999
                           -----------------------------------------------------
Average total assets ...   $   384,890,061    $   335,854,396    $   287,760,434
Average equity .........        21,886,477         19,375,865    $    20,299,371
Net income .............         2,395,732          2,745,527    $     2,464,821
Return on average assets              .62%               .82%               .86%
Return on average equity            10.95%             14.17%             12.14%
Average equity to
   average assets ratio              5.69%              5.77%              7.05%

VII. Short Term Borrowings.

The information requested is disclosed in the Notes to Consolidated Financial Statements in Note 7.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            QUAD CITY HOLDINGS, INC.

Dated:  August 29, 2001                By: /s/ Douglas M. Hultquist
                                           -------------------------------------
                                           Douglas M. Hultquist
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                 Title                       Date
--------------------------------------------------------------------------------

/s/ Michael A. Bauer        Chairman of the Board of Directors   August 29, 2001
------------------------
Michael A. Bauer

/s/ Douglas M. Hultquist    President, Chief Executive           August 29, 2001
------------------------    and Financial Officer and Director
Douglas M. Hultquist


/s/ Richard R. Horst        Director and Secretary               August 29, 2001
------------------------
Richard R. Horst

/s/ James J. Brownson       Director                             August 29, 2001
------------------------
James J. Brownson

/s/ Larry J. Helling        Director                             August 29, 2001
------------------------
Larry J. Helling

/s/ John K. Lawson          Director                             August 29, 2001
------------------------
John K. Lawson

/s/ Ronald G. Peterson      Director                             August 29, 2001
------------------------
Ronald G. Peterson

/s/ John W. Schricker       Director                             August 29, 2001
------------------------
John W. Schricker