Form 10-Q
period 2001-09-30
QUAD CITY HOLDINGS INC
filed 2001-11-08
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2001

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
 For the transition period from _______________________ to _____________________

                         Commission file number 0-22208

                               QCR HOLDINGS, INC.
              -----------------------------------------------------
                        (f/k/a Quad City Holdings, Inc.)
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 1, 2001, the Registrant had outstanding 2,740,844 shares of common stock, $1.00 par value per share.

                       QCR HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Page
                                                                          Number

Part I     FINANCIAL INFORMATION

           Item 1  Consolidated Financial Statements (Unaudited)

                   Consolidated Balance Sheets,
                   September 30, 2001 and June 30, 2001

                   Consolidated Statements of Income,
                   For the Three Months Ended September 30, 2001 and 2000

                   Consolidated Statements of Cash Flows,
                   For the Three Months Ended September 30, 2001 and 2000

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

           Item 1  Legal Proceedings

           Item 2  Changes in Securities and Use of Proceeds

           Item 3  Defaults Upon Senior Securities

           Item 4  Submission of Matters to a Vote of Security Holders

           Item 5  Other Information

           Item 6  Exhibits and Reports on Form 8-K

           Signatures

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      September 30, 2001 and June 30, 2001

                                                                                   September 30,      June 30,
                                                                                        2001            2001
                                                                                   ------------------------------
ASSETS
Cash and due from banks ........................................................   $  18,859,843    $  20,217,219
Federal funds sold .............................................................       8,030,000        7,775,000
Certificates of deposit at financial institutions ..............................       9,718,574       10,512,585
Securities held to maturity, at amortized cost .................................         325,602          575,559
Securities available for sale, at fair value ...................................      60,474,068       56,134,521
                                                                                   ------------------------------
                                                                                      60,799,670       56,710,080
                                                                                   ------------------------------

Loans receivable held for sale .................................................       8,013,586        5,823,820
Loans receivable held for investment ...........................................     302,252,777      282,040,946
Less: Allowance for estimated losses on loans ..................................      (4,629,532)      (4,248,182)
                                                                                   -----------------------------
                                                                                     305,636,831      283,616,584
                                                                                   ------------------------------

Premises and equipment, net ....................................................       8,942,640        8,660,698
Accrued interest receivable ....................................................       3,208,482        2,863,178
Other assets ...................................................................      10,497,965       10,592,590
                                                                                   ------------------------------

        Total assets ...........................................................   $ 425,694,005    $ 400,947,934
                                                                                   ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing .........................................................   $  50,197,414    $  52,582,264
   Interest-bearing ............................................................     265,346,276      249,572,960
                                                                                   ------------------------------
     Total deposits ............................................................     315,543,690      302,155,224
                                                                                   ------------------------------

Short-term borrowings ..........................................................      25,983,345       28,342,542
Federal Home Loan Bank advances ................................................      32,130,390       29,712,759
Other borrowings ...............................................................       5,000,000                0
Company obligated manditorily redeemable preferred securities of ...............      12,000,000       12,000,000
     subsidiary trust holding solely subordinated debentures
Other liabilities ..............................................................       4,920,469        4,919,949
                                                                                   ------------------------------
        Total liabilities ......................................................     395,577,894      377,130,474
                                                                                   ------------------------------


STOCKHOLDERS' EQUITY

Common stock, $1 par value; shares authorized 5,000,000; .......................       2,800,990        2,325,566
   shares issued and outstanding September 2001 - 2,800,990 and 2,740,844;  June
   2001 - 2,325,566 and 2,265,420 respectively
Additional paid-in capital .....................................................      16,661,957       12,148,759
Retained earnings ..............................................................      10,339,986        9,691,749
Accumulated other comprehensive income, unrealized gains on
  securities available for sale, net ...........................................       1,167,714          505,922
                                                                                   ------------------------------
                                                                                      30,970,647       24,671,996
Less:  Cost of common shares acquired for the treasury;
  September 2001 and  June 2001 - 60,146 .......................................        (854,536)        (854,536)
                                                                                   ------------------------------
        Total stockholders' equity .............................................      30,116,111       23,817,460
                                                                                   ------------------------------
        Total liabilities and stockholders' equity .............................   $ 425,694,005    $ 400,947,934
                                                                                   ==============================

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         Three Months Ended September 30

                                                                   2001           2000
                                                                --------------------------
Interest income:
     Interest and fees on loans .............................   $ 5,789,552    $ 5,493,570
     Interest and dividends on securities:
           Taxable ..........................................       733,680        786,334
           Nontaxable .......................................       104,545         65,943
     Interest on federal funds sold .........................        78,392        409,741
     Other interest .........................................       243,875        222,451
                                                                --------------------------
          Total interest income .............................     6,950,044      6,978,039
                                                                --------------------------

Interest expense:
      Interest on deposits ..................................     2,569,682      3,285,542
      Interest on company obligated manditorily .............       283,377        284,411
           redeemable preferred securities
      Interest on short-term and other borrowings ...........       667,161        549,222
                                                                --------------------------
          Total interest expense ............................     3,520,220      4,119,175
                                                                --------------------------

          Net interest income ...............................     3,429,824      2,858,864

 Provision for loan losses ..................................       408,490        176,075
                                                                --------------------------
          Net interest income after provision for loan losses     3,021,334      2,682,789
                                                                --------------------------

Noninterest income:
     Merchant credit card fees, net of processing costs .....       519,625        372,442
     Trust department fees ..................................       476,718        504,917
     Deposit service fees ...................................       237,752        177,797
     Gains on sales of loans, net ...........................       461,762        127,140
     Securities gains (losses), net .........................          (670)           125
     Other ..................................................       152,467        189,664
                                                                --------------------------
          Total noninterest income ..........................     1,847,654      1,372,085
                                                                --------------------------

Noninterest expenses:
     Salaries and employee benefits .........................     2,290,436      1,781,812
     Professional and data processing fees ..................       372,517        264,003
     Advertising and marketing ..............................       112,464        127,431
     Occupancy and equipment expense ........................       529,523        419,652
     Stationery and supplies ................................       105,289         72,252
     Postage and telephone ..................................       108,532         93,986
     Other ..................................................       407,025        318,502
                                                                --------------------------
          Total noninterest expenses ........................     3,925,786      3,077,638
                                                                --------------------------

          Income before income taxes ........................       943,202        977,236
Federal and state income taxes ..............................       294,965        316,987
                                                                --------------------------
          Net income ........................................   $   648,237    $   660,249
                                                                ==========================

Earnings per common share:
          Basic .............................................   $      0.26    $      0.29
          Diluted ...........................................   $      0.26    $      0.28
          Weighted average common shares outstanding ........     2,454,757      2,275,261
          Weighted average common and common equivalent .....     2,501,165      2,332,368
                shares outstanding

Comprehensive income ........................................   $ 1,310,029    $ 1,098,042

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         Three Months Ended September 30

                                                                                   2001           2000
                                                                              ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..............................................................  $    648,237   $    660,249
   Adjustments to reconcile net income to net cash used in
     operating activities:
   Depreciation ............................................................       211,916        174,560
   Provision for loan losses ...............................................       408,490        176,075
   Amortization of offering costs on subordinated debentures ...............         7,376          8,411
   Amortization of premiums on securities, net .............................        30,082         14,186
   Securities losses (gains), net ..........................................           670           (125)
   Loans originated for sale ...............................................   (35,065,340)   (11,941,125)
   Proceeds on sales of loans ..............................................    33,337,336     10,830,720
   Net gains on sales of loans .............................................      (461,762)      (127,140)
   Tax benefit of nonqualified stock options exercised .....................             0            245
   Increase in accrued interest receivable .................................      (345,304)      (174,949)
   Increase  in other assets ...............................................      (295,497)    (1,817,169)
   Increase in other liabilities ...........................................           520        153,185
                                                                              ---------------------------
               Net cash used in operating activities .......................  $(1,523,276)    $(2,042,877)
                                                                              ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in federal funds sold ......................................      (255,000)    (3,090,000)
   Net decrease in certificates of deposits at financial institutions ......       794,011      1,678,275
   Purchase of securities available for sale ...............................    (6,307,160)       (54,838)
   Proceeds from calls and maturities of securities ........................     2,750,000      1,000,000
   Proceeds from paydowns on securities ....................................       405,862        279,416
   Proceeds from sales of securities available for sale ....................       101,285         10,125
   Increase in cash value of life insurance contracts ......................       (25,791)       (21,960)
   Net loans originated ....................................................   (20,238,971)    (8,707,482)
   Purchase of premises and equipment, net .................................      (493,858)      (207,687)
                                                                              ---------------------------
               Net cash used in investing activities .......................  $(23,269,622)  $ (9,114,151)
                                                                              ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts ........................................    13,388,466     10,052,673
   Net decrease in short-term borrowings ...................................    (2,359,197)      (682,028)
   Proceeds from Federal Home Loan Bank advances ...........................     4,000,000      5,000,000
   Payments on Federal Home Loan Bank advances .............................    (1,582,369)    (2,090,179)
   Net increase in other borrowings ........................................     5,000,000              0
   Purchase of treasury stock ..............................................             0       (178,338)
   Proceeds from issuance of common stock, net .............................     4,988,622            925
                                                                              ---------------------------
               Net cash provided by financing activities ...................  $ 23,435,522   $ 12,103,053
                                                                              ---------------------------

               Net increase (decrease) in cash and due from banks ..........    (1,357,376)       946,025
Cash and due from banks, beginning .........................................    20,217,219     15,130,357
                                                                              ---------------------------
Cash and due from banks, ending ............................................  $ 18,859,843   $ 16,076,382
                                                                              ===========================

Supplemental disclosure of cash flow information, cash payments for:
  Interest .................................................................  $ 3,975,415    $  3,697,775
                                                                              ===========================

  Income/franchise taxes ...................................................  $   150,040    $    385,366
                                                                              ===========================

Supplemental schedule of noncash investing activities:
 Change in accumulated other comprehensive income,
    unrealized gains on securities available for sale, net .................  $   661,792    $    437,793

See Notes to Consolidated Financial Statements

Part I
Item 1

                               QCR HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of QCR Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company ("Quad City Bank & Trust"), Cedar Rapids Bank and Trust Company ("Cedar Rapids Bank & Trust"), Quad City Bancard, Inc. ("Bancard"), Allied Merchant Services, Inc. ("Allied"), and Quad City Holdings Capital Trust I ("Capital Trust"). All significant intercompany accounts and transactions have been eliminated in consolidation. Effective November 1, 2001, the Company changed its name from Quad City Holdings, Inc. to QCR Holdings, Inc., and its Nasdaq SmallCap trading symbol to "QCRH".

NOTE 3 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                                         Three months ended
                                                            September 30,
                                                    ----------------------------
                                                       2001              2000
                                                    ----------------------------
Net income, basic and diluted
  Earnings ..................................       $  648,237        $  660,249

Weighted average common shares
  Outstanding ...............................        2,454,757         2,275,261
Weighted average common shares
  Issuable upon exercise of stock
  Options and warrants ......................           46,408            57,107
                                                     ---------------------------
Weighted average common and
  Common equivalent shares
  Outstanding ..............................         2,501,165         2,332,368

NOTE 4 - BUSINESS SEGMENT INFORMATION

Selected financial information on the Company's business segments is presented as follows for the three months ended September 30, 2001 and 2000, respectively.

                                                       2001             2000
                                                   -----------------------------
Revenue :
  Commercial banking .........................     $ 7,713,339      $ 7,360,150
  Merchant credit card processing ............         566,072          422,295
  Trust management ...........................         476,718          504,917
  All other ..................................          41,569           62,762
                                                   -----------------------------
       Total revenue .........................     $ 8,797,698      $ 8,350,124


Net income (loss) :
  Commercial banking .........................     $   638,842      $   691,656
  Merchant credit card processing ............          93,456           64,114
  Trust management ...........................          85,734          112,016
  All other ..................................        (169,795)        (207,537)
                                                   -----------------------------
       Total net income ......................     $   648,237      $   660,249

NOTE 5 - RECENT ACCOUNTING DEVELOPMENTS

Effective July 1, 2001 the Company adopted Financial Accounting Standards Board Statement 141, "Business Combinations" and Statement 142, "Goodwill and Other Intangible Assets". Statement 141 eliminates the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. Adoption of the standards had no effect on the Company's consolidated financial statements.

Part I
Item 2

                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

QCR Holdings, Inc. (the "Company") is the parent company of Quad City Bank & Trust, Cedar Rapids Bank & Trust, and Quad City Bancard, Inc. Effective November 1, 2001, the Company changed its name to QCR Holdings, Inc. from Quad City Holdings, Inc.

Quad City Bank & Trust is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation. Quad City Bank & Trust commenced operations in January 1994 and provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its four offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois.

Cedar Rapids Bank & Trust is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation. The Company commenced operations in Cedar Rapids in June 2001 operating a branch of Quad City Bank & Trust. The Cedar Rapids branch operation began functioning under the Cedar Rapids Bank & Trust charter in September 2001. Cedar Rapids Bank & Trust provides full-service commercial and consumer banking service to Cedar Rapids and adjacent communities through its office located in the GreatAmerica Building in downtown Cedar Rapids, Iowa.

Quad City Bancard, Inc. ("Bancard") provides merchant credit card processing services. Bancard has contracted with independent sales organizations ("ISOs") that market credit card services to merchants throughout the country. In March 1999, Bancard formed its own subsidiary ISO, Allied Merchant Services, Inc., for the purpose of generating additional credit card processing business. At September 30, 2001, approximately 16,000 merchants were processing transactions with Bancard.

The Company has a fiscal year end of June 30.

FINANCIAL CONDITION

Total assets of the Company increased by $24.8 million or 6% to $425.7 million at September 30, 2001 from $400.9 million at June 30, 2001. The growth resulted primarily from increases in the loan and security portfolios funded by deposits received from customers and by proceeds received from a private placement of Company common stock, other borrowings, and Federal Home Loan Bank advances.

Cash and due from banks decreased by $1.3 million or 7% to $18.9 million at September 30, 2001 from $20.2 million at June 30, 2001. Cash and due from banks represented both cash maintained at its subsidiary banks, as well as funds that the Company and its banks had deposited in other banks in the form of demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At September 30, 2001, the subsidiary banks had $8.0 million invested in such funds. This amount increased by $255 thousand or 3% from $7.8 million at June 30, 2001.

Certificates of deposit at financial institutions decreased by $794 thousand or 8% to $9.7 million at September 30, 2001 from $10.5 million at June 30, 2001. During the first three months of fiscal 2002, the certificate of deposit portfolio had nine maturities totaling $893 thousand and one purchase for $99 thousand.

Securities increased by $4.1 million or 7% to $60.8 million at September 30, 2001 from $56.7 million at June 30, 2001. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $406 thousand were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $30 thousand. Maturities and calls of securities occurred in the amount of $2.8 million, and sales of securities totaled $101 thousand. These portfolio decreases were offset by the purchase of an additional $6.3 million of securities and a $1.1 million increase in the fair value of securities, classified as available for sale.

Total loans receivable increased by $22.4 million or 8% to $310.3 million at September 30, 2001 from $287.9 million at June 30, 2001. The increase was the result of the origination or purchase of $127.4 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $27 thousand, and loan repayments or sales of loans of $105.0 million. The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans.

The allowance for estimated losses on loans was $4.6 million at September 30, 2001 compared to $4.2 million at June 30, 2001, an increase of $381 thousand or 9%. The adequacy of the allowance for estimated losses on loans was determined based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions, and other factors that, in management's judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on the increase in loans and a detailed analysis of the loan portfolio. The loan portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed on all credits risk-rated less than "fair quality" and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the board of directors. Although management believes that the allowance for estimated losses on loans at September 30, 2001 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. Along with other financial institutions, management shares a concern for the possible continued softening of the economy in the coming months. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs and delinquencies could rise and require further increases in the provision.

Net charge-offs for the three months ended September 30, were $27 thousand in 2001 and $16 thousand in 2000. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio. The allowance for estimated losses on loans as a percentage of total loans was 1.5% at both September 30, 2001 and June 30, 2001.

At September 30, 2001, total nonperforming assets were $3.2 million compared to $1.7 million at June 30, 2001. The $1.5 million increase was the result of a $940 thousand increase in nonaccrual loans and an increase of $531 thousand in accruing loans past due 90 days or more.

Nonaccrual loans were $2.2 million at September 30, 2001 compared to $1.2 million at June 30, 2001, an increase of $940 thousand. The increase in nonaccrual loans was comprised of increases in commercial loans of $1.1 million and consumer loans of $15 thousand, partially offset by a decrease in real estate loans of $201 thousand. The net increase in nonaccrual commercial loans was primarily due to the addition of a single loan at Quad City Bank & Trust with an outstanding balance of $823 thousand. The net increase in nonaccrual consumer loans was due entirely to the addition of a single loan at Quad City Bank & Trust. In general, nonaccrual loans consisted primarily of loans that were well collateralized and were not expected to result in material losses, and represented less than one percent of the Company's loan portfolio at September 30, 2001.

From June 30, 2001 to September 30, 2001, accruing loans past due 90 days or more increased from $495 thousand to $1.0 million, respectively. The $531 thousand net increase was primarily due to the addition of four loans, with an aggregate outstanding balance of $385 thousand, that were not anticipated to produce any material losses.

Premises and equipment showed an increase of $282 thousand or 3% to $8.9 million at September 30, 2001 from $8.6 million at June 30, 2001. The increase resulted from the purchase of additional furniture, fixtures and equipment and leasehold improvements of $494 thousand during the period offset by depreciation expense of $212 thousand. The opening of a permanent, main banking facility in Cedar Rapids on September 28, 2001 accounted for $322 thousand, or 65%, of the premises and equipment capital additions during the first three months of fiscal 2002.

Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $345 thousand or 12% to $3.2 million at September 30, 2001 from $2.9 million at June 30, 2001. The increase was primarily due to greater average outstanding balances in interest-bearing assets.

Other assets decreased by $95 thousand or 1% to $10.5 million at September 30, 2001 from $10.6 million at June 30, 2001. The two largest components of other assets are a $2.2 million key officer life insurance contract and a $1.7 million receivable due Bancard from a terminated ISO. Bancard is vigorously pursuing the collection of this receivable through legal avenues. Other assets also included accrued trust department fees, other miscellaneous receivables, and various prepaid expenses.

Deposits increased by $13.4 million or 4% to $315.5 million at September 30, 2001 from $302.1 million at June 30, 2001. The increase resulted from a $9.1 million net increase in non-interest bearing, NOW, money market and other savings accounts and a $4.3 million net increase in interest-bearing certificates of deposit.

Short-term borrowings decreased $2.3 million or 8% from $28.3 million at June 30, 2001 to $26.0 million at September 30, 2001. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from some of their correspondent banks. As of September 30, 2001and June 30, 2001, all short-term borrowings were comprised of customer repurchase agreements.

Federal Home Loan Bank advances increased by $2.4 million or 8% to $32.1 million at September 30, 2001 from $29.7 million at June 30, 2001. As a result of their memberships in the FHLB of Des Moines, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly source of funds than customer deposits.

In June 1999, the Company issued 1,200,000 shares of trust preferred securities through a newly formed subsidiary, Quad City Holdings Capital Trust I. On the Company's balance sheet these securities are included with liabilities and are presented as "company obligated manditorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures", and were $12.0 million at both September 30, 2001 and June 30, 2001.

Other borrowings, which were zero at June 30, 2001, grew to $5.0 million at September 30, 2001. The Company drew a $5.0 million advance on a line of credit at its primary correspondent bank as partial funding for the capitalization of Cedar Rapids Bank & Trust.

Other liabilities were $4.9 million at September 30, 2001 unchanged from June 30, 2001. Other liabilities was comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At September 30, 2001, the most significant component of other liabilities was $1.9 million of interest payable.

Common stock at September 30, 2001 increased by $475 thousand, or 20%, to $2.8 million from $2.3 million at June 30, 2001. The increase was the result of the Company's private placement of 475,424 additional shares of common stock at $11.00 per share. The funds received as a result of this issuance were largely from residents of the Cedar Rapids area and were used as partial funding for the capitalization of Cedar Rapids Bank & Trust.

Additional paid-in capital totaled $16.7 million at September 30, 2001 and $12.1 million at June 30, 2001. The increase of $4.6 million, or 37%, resulted from proceeds received in excess of the $1.00 per share par value, net of issuance costs, for the 475,424 shares of common stock issued as the result of the Company's private placement offering.

Retained earnings increased by $648 thousand, or 7%, to $10.3 million at September 30, 2001 from $9.7 million at June 30, 2001. The increase reflected net income for the three-month period.

Unrealized gains on securities available for sale, net of related income taxes, totaled $1.2 million at September 30, 2001 as compared to $506 thousand at June 30, 2001. The increase in gains of $662 thousand was attributable to the increase during the period in fair value of the securities identified as available for sale, primarily the result of a decline in interest rates.

On April 5, 2000, the Company announced that the board of directors approved a stock repurchase program enabling the Company to repurchase approximately 60,000 shares of its common stock. This stock repurchase program was completed in the fall of 2000. At September 30, 2001, the Company had acquired 60,146 treasury shares at a total cost of $854 thousand.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company realizes income principally from the spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the loan and deposit accounts, a change in interest rates could also affect the projected maturities in the loan portfolio and/or the deposit base, which could alter the Company's sensitivity to future changes in interest rates. Accordingly, management considers interest rate risk to be a significant market risk.

Interest rate risk management focuses on maintaining consistent growth in net interest income within policy limits approved by the board of directors, while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The subsidiary banks' ALM/Investment Committees, which includes senior management representatives and members of the board of directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.

One method used to quantify interest rate risk is the net portfolio value analysis. This analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The most recent net portfolio value analysis, as of June 30, 2001, projected that net portfolio value would decrease by approximately 14.77% if interest rates would rise 200 basis points over the next year. It projected a decrease in net portfolio value of approximately 4.88% if interest rates would drop 200 basis points. Both simulations are within board-established policy limits.

RESULTS OF OPERATIONS

OVERVIEW

Net income for the three-month period ended September 30, 2001 was $648 thousand as compared to net income of $660 thousand for the same period in 2000, a decrease of $12 thousand or 2%. Basic earnings per share for the first three months of fiscal 2002 decreased to $0.26 from $0.29 in fiscal 2001. When compared to fiscal 2001, the first quarter of fiscal 2002 reflected significant growth in both net interest income and noninterest income. These improvements were the result of a strong performance by Quad City Bank & Trust, which recognized an increase in net income of $314 thousand, or 38%, over the same quarter in fiscal 2001. The bank experienced significant improvement in net interest margin, as well as a large increase in the gains on sales of residential real estate loans. Offsetting these revenue improvements was an increase in noninterest expense of 28%. During the first quarter of fiscal 2002, pre-tax costs associated with the start-up of Cedar Rapids Bank & Trust were approximately $406 thousand and were the primary contributors to the climb in noninterest expense.

There are several additional comparisons to be considered in an overview of the quarter's operating results. For the quarter ended September 30, 2001, noninterest and net interest income both improved by 35% and 20%, respectively, for a combined increase of $814 thousand when compared to the same period in 2000. Income tax expense decreased 7% when the three months ended September 30, 2001 was compared to the three months ended September 30, 2000 due to a decrease in the effective tax rate. Noninterest expense grew 28% for the three-month period ended September 30, 2001 when compared to the same quarter in 2000. As mentioned above, of the $848 thousand increase in noninterest expense for the quarter ended September 30, 2001, $406 thousand, or 48%, of the increase was related to overhead and one time costs associated with the opening of Cedar Rapids Bank & Trust. While the addition of Cedar Rapids Bank & Trust negatively impacted earnings for the three months ended September 30, 2001, management is confident that this strategic decision will provide significant long-term benefits to the Company.

The Company's operating results are derived largely from net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on borrowings and customer deposits. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to the net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

The Company's average yield on interest-earning assets decreased 0.83% for the three months ended September 30, 2001 when compared to the three months ended September 30, 2000. With the same comparison, the average cost of interest-bearing liabilities declined 1.25% resulting in a 0.42% increase in the net interest spread of 2.50% at September 30, 2000 to 2.92% at September 30, 2001. The widening of the net interest spread created a significant improvement in the Company's net interest margin. For the three months ended September 30, 2001, the net interest margin was 3.64% compared to 3.36% for the same period in 2000. Management has aggressively managed the Company's cost of funds during the dramatic drop in short-term interest rates since January 2001, and continues to closely monitor and manage net interest margin.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Interest income remained unchanged at $6.9 million for the three-month period ended September 30, 2001 when compared to the quarter ended September 30, 2000. The change of less than 1% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, offset almost entirely by reduced interest rates. The Company's average yield on interest-earning assets decreased 0.83% for the three months ended September 30, 2001 when compared to the three months ended September 30, 2000.

Interest expense decreased by $599 thousand from $4.1 million for the three-month period ended September 30, 2000 to $3.5 million for the three-month period ended September 30, 2001. The 15% decrease in interest expense was caused by greater average, outstanding balances in interest-bearing liabilities, principally with respect to customers' deposits in subsidiary banks, Federal Home Loan Bank advances and other borrowings, offset by significant reductions in interest rates. The Company's average cost of interest-earning liabilities declined 1.25% for the three months ended September 30, 2001 when compared to the three months ended September 30, 2000.

At both September 30, 2001 and June 30, 2001, the Company had an allowance for estimated losses on loans of approximately 1.5% of total loans. The provision for loan losses increased by $232 thousand from $176 thousand for the three month period ended September 30, 2000 to $408 thousand for the three month period ended September 30, 2001. During the first quarter of fiscal 2002, management made monthly provisions for loan losses based upon the increase in loans and a detailed analysis of the loan portfolio. Both real estate and commercial loans had no charge-offs or recoveries for the three months ended September 30, 2001. Consumer loan charge-offs and recoveries totaled $41 thousand and $14 thousand, respectively, during the quarter.

Noninterest income of $1.8 million for the three-month period ended September 30, 2001 was a $476 thousand, or 35%, increase from $1.4 million for the three-month period ended September 30, 2000. Noninterest income during each of the quarters in comparison consisted primarily of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The first quarter of fiscal 2002, when compared to the same quarter in fiscal 2001, posted a $147 thousand increase in fees earned by the merchant credit card operation of Bancard. This 40% improvement in merchant credit card fees was the result of Bancard's ongoing effort to develop existing and build new ISO relationships as a replacement for the termination in May 2000 of its largest ISO processing contract. Additional increases in noninterest income consisted of a $60 thousand increase in deposit service fees, and a $335 thousand increase in gains on sales of loans, net. The various increases in noninterest income were partially offset by a 6% decrease in fees earned by the trust department, and a 20% decrease in other noninterest income. Other noninterest income in each quarter consisted primarily of investment advisory and management fees, rent income and fees collected from correspondent banks.

In November 1999, Bancard's largest ISO notified Bancard that it intended to terminate its processing relationship in May 2000 and start processing its own transactions, as per a previous agreement. As anticipated, processing for this ISO ceased in May 2000 eliminating approximately 64% of Bancard's average monthly processing volume. Bancard has since built additional ISO relationships and developed the relationships with existing ISOs in an effort to rebuild processing volumes. Bancard's dollar volume of transactions processed during the first three months of fiscal 2002 was $288 million compared to $194 million for the same period in fiscal 2001 for an increase of $94 million or 48 %. Bancard continues to work to restore processing volumes at or above the levels existing prior to the termination of processing with the original ISO.

For the quarter ended September 30, 2001, trust department fees decreased $28 thousand, or 6%, to $477 thousand from $505 thousand for the same quarter in 2000. The decrease was primarily a reflection of the economic instability and related stock market volatility experienced during the period, partially offset by the development of existing trust relationships and the addition of new trust customers.

Deposit service fees increased $60 thousand, or 34%, to $238 thousand from $178 thousand for the three-month periods ended September 30, 2001 and September 30, 2000, respectively. This increase was primarily a result of the new deposit accounts fee structure that was implemented beginning February 1, 2001. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, was $462 thousand for the three months ended September 30, 2001, which reflected an increase of 263%, or $335 thousand, from $127 thousand for the three months ended September 30, 2000. The increase resulted from larger numbers of both home refinances and home purchases, and the subsequent sale of the majority of these loans into the secondary market. The decline in interest rates since the beginning of calendar year 2001 accelerated the activity within this area of the subsidiary banks.

For the quarter ended September 30, 2001, other noninterest income decreased $38 thousand, or 20%, to $152 thousand from $190 thousand for the same quarter in 2000. The decrease was primarily due to a decrease in rental income. An expansion of the real estate and trust departments at the Moline, Illinois facility eliminated space that had previously generated rental income.

The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both quarters. Noninterest expenses for the three months ended September 30, 2001 were $3.9 million as compared to $3.1 million for the same period in 2000, for an increase of $848 thousand or 28%.

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2001 and 2000.

                              Noninterest Expenses

                                                                  Three months ended
                                                                     September 30,
                                                          ---------------------------------
                                                             2001         2000     % change
                                                          ---------------------------------
Salaries and employee benefits ........................   $2,290,436   $1,781,812     28.6%
Professional and data processing fees .................      372,517      264,003     41.1%
Advertising and marketing .............................      112,464      127,431   -11.8%
Occupancy and equipment expense .......................      529,523      419,652     26.2%
Stationery and supplies ...............................      105,289       72,252     45.7%
Postage and telephone .................................      108,532       93,986     15.5%
Other .................................................      407,025      318,502     27.8%
                             Total noninterest expenses   $3,925,786    3,077,638     27.6%

Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the quarter ended September 30, 2001, total salaries and benefits increased to $2.3 million or $509 thousand over the previous year's quarter total of $1.8 million. The addition of employees to staff the Cedar Rapids Bank & Trust operation accounted for $334 thousand, or 65%, of this increase. A slight increase from September 2000 to September 2001 in the number of Quad City Bank & Trust employees, and increased incentive compensation to real estate officers proportionate to the increased volumes of gains on sales of loans comprised the balance of the change in salary and benefits expense. Professional and data processing fees increased from $264 thousand for the three months ended September 30, 2000 to $373 thousand for the same three month period in 2001. The $109 thousand increase was predominately due to legal fees resulting from the legal proceedings in process between Bancard and PMT Services, Inc. Advertising and marketing decreased 12% or $15 thousand for the quarter. Initial costs were incurred in the first quarter of fiscal 2001 for the development and start-up of the Quad City Bank & Trust's website (qcbt.com ) and the establishment of an online partnership with America Online, Inc. which created local access to the site. Occupancy and equipment expense increased $110 thousand or 26% for the quarter. The increase was predominately due to the additions of Quad City Bank & Trust's fourth full service banking facility in late October 2000 and Cedar Rapids Bank & Trust's permanent full service banking facility in September 2001, and the resulting increased levels of rent, utilities, depreciation, maintenance, and other occupancy expenses. Other noninterest expense increased $88 thousand or 28% for the quarter. The increase was primarily the result of increased service charges from upstream banks incurred by the subsidiary banks and increased processing and service charges incurred by the trust department.

The provision for income taxes was $295 thousand for the three-month period ended September 30, 2001 compared to $317 thousand for the three-month period ended September 30, 2000 for a decrease of $22 thousand or 7%. The decrease was the result of a decrease in income before income taxes of $34 thousand or 3% for the fiscal 2002 quarter when compared to the fiscal 2001 quarter, as well as a
1.16 % reduction in the Company's effective tax rate.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash used in operating activities, consisting primarily of the funding of loans for sale, was $1.5 million for the three months ended September 30, 2001 compared to $2.0 million for the same period in 2000. Net cash used in investing activities, consisting principally of loan originations, was $23.3 million for the three months ended September 30, 2001 and $9.1 million for the three months ended September 30, 2000. Net cash provided by financing activities, consisting primarily of deposit growth, and net proceeds from other borrowings and from the issuance of common stock, for the three months ended September 30, 2001 was $23.4 million and for the same period in 2000 was $12.1 million.

The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At September 30, 2001, the subsidiary banks had seven unused lines of credit totaling $36.0 million of which $8.0 million was secured and $28.0 million was unsecured. At June 30, 2001, the subsidiary banks had six unused lines of credit totaling $31.0 million of which $8.0 million was secured and $23.0 million was unsecured. At September 30, 2001, the Company also had a secured line of credit for $10.0 million, of which $5.0 million had been used as partial funding for the capitalization of Cedar Rapids Bank & Trust. At June 30, 2001, the Company had an unused line of credit for $3.0 million, which was secured.

OTHER DEVELOPMENTS

In addition to the main office in Bettendorf, IA, Quad City Bank & Trust has two full service banking locations in Davenport, IA, and a full-service banking location in the Velie Plantation Mansion in Moline, IL. The Company also maintains two locations that are utilized for various operational and administrative functions. In March 1999, Quad City Bank & Trust acquired and improved a 3,000 square foot office building adjacent to the Davenport facility for utilization by its technology and credit administration departments. Beginning May 1, 2000, the Company leases approximately 2,000 square feet on the second floor of the Velie facility in Moline. The space was renovated and serves as the corporate headquarters of the Company.

Construction of Quad City Bank & Trust's fourth full service banking facility was completed in October 2000 at 5515 Utica Ridge Road in Davenport. Quad City Bank & Trust leases approximately 6,000 square feet on the first floor and 2,200 square feet in the lower level of the 24,000 square foot facility. The office was opened for business on October 30, 2000.

The Company announced plans, in April 2001, to expand its banking operations to the Cedar Rapids, Iowa market. Initially, from June until mid-September, the Cedar Rapids operation functioned as a branch of Quad City Bank & Trust while waiting for regulatory approvals for a new state bank charter. On September 14, 2001, the Cedar Rapids branch operation was converted into the new charter and began operations as Cedar Rapids Bank and Trust Company. Cedar Rapids Bank & Trust leases approximately 8,200 square feet in the GreatAmerica Building in Cedar Rapids, which currently serves as its only office.

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

Part II

                       QCR HOLDINGS, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings

Bancard is the holder of an account receivable in the approximate amount of $1,700,000 owing from PMT Services, Inc. ("PMT"). PMT is a subsidiary of Nova Corporation (trading symbol NIS on the New York Stock Exchange). This receivable arises pursuant to Bancard's provision of electronic credit card sales authorization and settlement services to PMT pursuant to a written contract that includes PMT's obligation to indemnify Bancard for credit card chargeback losses arising from those services. PMT has failed to timely pay Bancard for monthly invoices, including service charges and substantial chargeback losses, for the period beginning May, 2000. Bancard intends to vigorously pursue collection of this receivable. On September 25, 2000, PMT filed a lawsuit in federal court in Los Angeles, California, against Bancard and the Company. This lawsuit alleges tortious acts and breaches of contract by Bancard, the Company, and others and seeks recovery from Bancard and the Company of not less than $3,600,000 of alleged actual damages, plus punitive damages. Bancard and the Company filed lawsuits in federal and state courts in Davenport, Iowa against PMT. These lawsuits sought a court order compelling PMT to participate in arbitration in Bettendorf, Iowa, as provided for in the pertinent contract documents, and to resolve the disputes between PMT, Bancard and the Company, including the unpaid account receivable. The federal court in Iowa ruled that the arbitration issue should be determined by the state court in Iowa. Subsequently, the Iowa District Court of Scott County ruled that all claims, including the tort claims, must be arbitrated in Iowa. Because of that ruling, the California lawsuit was dismissed, and arbitration will take place in March 2002. Bancard and the Company continue to believe that PMT's allegations are without merit and will vigorously pursue the collection of the receivable and the defense of PMT's claims.

Item 2   Changes in Securities and Use of Proceeds - None

Item 3   Defaults Upon Senior Securities - None

Item 4   Submission of Matters to a Vote of Security Holders - None

Item 5   Other Information - None Item 6 Exhibits and Reports on Form 8-K

         (a)  Exhibits

              2.1  Amended and Restated Certificate of Incorporation

         (b)  Reports on Form 8-K

              A report on Form 8-K was filed on September 18, 2001 under
              Item 5 reporting the completion of the Company's private placement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             QCR HOLDINGS, INC.
                                             (Registrant)

Date  November 08, 2001                       /s/ Michael A. Bauer
                                              ----------------------------------
                                              Michael A. Bauer, Chairman

Date  November 08, 2001                       /s/ Douglas M. Hultquist
                                              ----------------------------------
                                              Douglas M. Hultquist, President
                                              Principal Executive Officer

Date  November 08, 2001                       /s/ Todd A. Gipple
                                              ----------------------------------
                                              Todd A. Gipple, Executive Vice
                                              President Chief Financial Officer