Form 10-Q
period 2001-12-31
QCR HOLDINGS INC
filed 2002-02-04
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                        [x] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES AND EXCHANGE ACT OF
                          1934 For the quarterly period
                             ended December 31, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number 0-22208

                               QCR HOLDINGS, INC.
                        (f/k/a Quad City Holdings, Inc.)
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

               3551 7th Street, Suite 204, Moline, Illinois 61265
               --------------------------------------------------
                    (Address of principal executive offices)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of February 1, 2002, the Registrant had outstanding 2,742,436 shares of common stock, $1.00 par value per share.

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I  FINANCIAL INFORMATION

        Item 1   Consolidated Financial Statements (Unaudited)

                 Consolidated Balance Sheets,
                 December 31, 2001 and June 30, 2001                           3

                 Consolidated Statements of Income,
                 For the Three Months Ended December 31, 2001 and 2000         4

                 Consolidated Statements of Income,
                 For the Six Months Ended December 31, 2001 and 2000           5

                 Consolidated Statements of Cash Flows,
                 For the Six Months Ended December 31, 2001 and 2000           6

                 Notes to Consolidated Financial Statements                  7-8

        Item 2   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              9-19

Part II  OTHER INFORMATION

         Item 1  Legal Proceedings                                            20

         Item 2  Changes in Securities and Use of Proceeds                    20

         Item 3  Defaults Upon Senior Securities                              20

         Item 4  Submission of Matters to a Vote of Security Holders          20

         Item 5  Other Information                                            20

         Item 6  Exhibits and Reports on Form 8-K                             21

         Signatures                                                           22

                                    QCR HOLDINGS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    December 31, 2001 and June 30, 2001

                                                                                    December 31,       June 30,
                                                                                       2001             2001
                                                                                   ------------------------------
ASSETS
Cash and due from banks ........................................................   $  21,254,057    $  20,217,219
Federal funds sold .............................................................      10,560,000        7,775,000
Certificates of deposit at financial institutions ..............................       8,957,285       10,512,585
Securities held to maturity, at amortized cost .................................         325,547          575,559
Securities available for sale, at fair value ...................................      65,795,383       56,134,521
                                                                                   ------------------------------
                                                                                      66,120,930       56,710,080
                                                                                   ------------------------------

Loans receivable held for sale .................................................      13,470,496        5,823,820
Loans receivable held for investment ...........................................     329,528,984      282,040,946
Less: Allowance for estimated losses on loans ..................................      (4,938,970)      (4,248,182)
                                                                                   ------------------------------
                                                                                     338,060,510      283,616,584
                                                                                   ------------------------------

Premises and equipment, net ....................................................       9,352,429        8,660,698
Accrued interest receivable ....................................................       3,040,985        2,863,178
Other assets ...................................................................       5,338,946       10,592,590
                                                                                   ------------------------------
        Total assets ...........................................................   $ 462,685,142    $ 400,947,934
                                                                                   ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing .........................................................   $  60,602,589    $  52,582,264
   Interest-bearing ............................................................     283,285,038      249,572,960
                                                                                   ------------------------------
     Total deposits ............................................................     343,887,627      302,155,224
                                                                                   ------------------------------

Short-term borrowings ..........................................................      26,418,365       28,342,542
Federal Home Loan Bank advances ................................................      40,165,288       29,712,759
Other borrowings ...............................................................       5,000,000                0
Company obligated manditorily redeemable preferred securities of ...............      12,000,000       12,000,000
     subsidiary trust holding solely subordinated debentures
Other liabilities ..............................................................       4,914,534        4,919,949
                                                                                   ------------------------------
        Total liabilities ......................................................     432,385,814      377,130,474
                                                                                   ------------------------------

STOCKHOLDERS' EQUITY
Common stock, $1 par value; shares authorized 5,000,000;
   shares issued and outstanding  December 2001 - 2,802,582 and 2,742,436;  June
   2001 - 2,325,566 and 2,265,420 respectively .................................       2,802,582        2,325,566
Additional paid-in capital .....................................................      16,658,238       12,148,759
Retained earnings ..............................................................      11,029,359        9,691,749
Accumulated other comprehensive income, unrealized gains on
  securities available for sale, net ...........................................         663,685          505,922
                                                                                   ------------------------------
                                                                                      31,153,864       24,671,996
Less cost of 60,146 common shares acquired for the treasury ....................        (854,536)        (854,536)
                                                                                   ------------------------------
        Total stockholders' equity .............................................      30,299,328       23,817,460
                                                                                   ------------------------------
        Total liabilities and stockholders' equity .............................   $ 462,685,142    $ 400,947,934
                                                                                   ==============================

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         Three Months Ended December 31

                                                                     2001          2000
                                                                  -------------------------
Interest income:
  Interest and fees on loans ..................................   $ 5,748,417   $ 5,898,649
  Interest and dividends on securities:
    Taxable ...................................................       745,161       771,376
    Nontaxable ................................................       104,281        64,420
  Interest on certificates of deposit at financial institutions       150,609       182,675
  Interest on federal funds sold ..............................        58,530       296,599
  Other interest ..............................................        88,758        50,982
                                                                  -------------------------
         Total interest income ................................     6,895,756     7,264,701
                                                                  -------------------------

Interest expense:
  Interest on deposits .......................................     2,166,316     3,452,477
  Interest on company obligated manditorily ..................       283,376       283,377
    redeemable preferred securities
  Interest on short-term borrowings ..........................       594,455       587,169
  Interest on other borrowings ...............................        69,158             0
                                                                 -------------------------
      Total interest expense .................................     3,113,305     4,323,023
                                                                 -------------------------

      Net interest income ....................................     3,782,451     2,941,678

Provision for loan losses ....................................       631,375       343,800
                                                                 -------------------------
      Net interest income after provision for loan losses ....     3,151,076     2,597,878
                                                                 -------------------------

Noninterest income:
  Merchant credit card fees, net of processing costs ..........       502,903       428,041
  Trust department fees .......................................       520,640       512,370
  Deposit service fees ........................................       225,797       169,052
  Gains on sales of loans, net ................................       770,861       170,539
  Securities losses, net ......................................             0       (22,855)
  Other .......................................................       172,385       158,349
                                                                  -------------------------
       Total noninterest income ...............................     2,192,586     1,415,496
                                                                  -------------------------

Noninterest expenses:
  Salaries and employee benefits ..............................     2,483,922     1,953,749
  Professional and data processing fees .......................       412,184       328,256
  Advertising and marketing ...................................       174,179       152,921
  Occupancy and equipment expense .............................       608,062       498,413
  Stationery and supplies .....................................       130,477        98,238
  Postage and telephone .......................................       120,930        99,982
  Other .......................................................       389,374       334,612
                                                                  -------------------------
       Total noninterest expenses .............................     4,319,128     3,466,171
                                                                  -------------------------

       Income before income taxes .............................     1,024,534       547,203
Federal and state income taxes ................................       335,161       203,258
                                                                  -------------------------
          Net income ..........................................   $   689,373   $   343,945
                                                                  =========================

Earnings per common share:
  Basic .......................................................   $      0.25   $      0.15
  Diluted .....................................................   $      0.24   $      0.15
  Weighted average common shares outstanding ..................     2,801,180     2,267,659
  Weighted average common and common equivalent
    shares outstanding ........................................     2,851,637     2,306,866

Comprehensive income ..........................................   $   185,344   $   901,351

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                          Six Months Ended December 31

                                                                          2001           2000
                                                                     ----------------------------
Interest income:
  Interest and fees on loans ..................................   $ 11,537,969    $ 11,392,219
  Interest and dividends on securities:
    Taxable ...................................................      1,478,841       1,557,710
    Nontaxable ................................................        208,826         130,363
  Interest on certificates of deposit at financial institutions        315,182         354,456
  Interest on federal funds sold ..............................        136,922         706,340
  Other interest ..............................................        168,060         101,652
                                                                  ----------------------------
       Total interest income ..................................     13,845,800      14,242,740
                                                                  ----------------------------

Interest expense:
  Interest on deposits .......................................      4,735,998       6,738,019
  Interest on company obligated manditorily ..................        566,753         567,788
    redeemable preferred securities
  Interest on short-term borrowings ..........................      1,246,582       1,136,391
  Interest on other borrowings ...............................         84,192               0
                                                                 ----------------------------
      Total interest expense .................................      6,633,525       8,442,198
                                                                 ----------------------------

      Net interest income ....................................      7,212,275       5,800,542
Provision for loan losses ....................................      1,039,865         519,875
                                                                 ----------------------------
      Net interest income after provision for loan losses ....      6,172,410       5,280,667
                                                                 ----------------------------

Noninterest income:
  Merchant credit card fees, net of processing costs ..........      1,022,528         800,483
  Trust department fees .......................................        997,358       1,017,287
  Deposit service fees ........................................        463,549         346,849
  Gains on sales of loans, net ................................      1,232,623         297,679
  Securities losses, net ......................................           (670)        (22,730)
  Other .......................................................        324,852         348,013
                                                                  ----------------------------
       Total noninterest income ...............................      4,040,240       2,787,581
                                                                  ---------------------------

Noninterest expenses:
  Salaries and employee benefits ..............................      4,774,358       3,735,561
  Professional and data processing fees .......................        784,701         592,259
  Advertising and marketing ...................................        286,643         280,352
  Occupancy and equipment expense .............................      1,137,585         918,065
  Stationery and supplies .....................................        235,766         170,490
  Postage and telephone .......................................        229,462         193,968
  Other .......................................................        796,399         653,114
                                                                  ----------------------------
       Total noninterest expenses .............................      8,244,914       6,543,809
                                                                  ----------------------------

       Income before income taxes .............................      1,967,736       1,524,439
Federal and state income taxes ................................        630,126         520,245
                                                                  ----------------------------
       Net income .............................................   $  1,337,610    $  1,004,194
                                                                  ============================

Earnings per common share:
  Basic .......................................................   $       0.51    $       0.44
  Diluted .....................................................   $       0.50    $       0.43
  Weighted average common shares outstanding ..................      2,627,969       2,271,460
  Weighted average common and common equivalent
    shares outstanding ........................................      2,676,529       2,319,617

Comprehensive income ..........................................   $  1,495,373    $  1,999,393

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          Six Months Ended December 31

                                                                                      2001          2000
                                                                                 ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .................................................................   $  1,337,610    $  1,004,194
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
     Depreciation .............................................................        446,850        367,458
     Provision for loan losses ................................................      1,039,865        519,875
     Amortization of offering costs on subordinated debentures ................         14,753         15,788
     Amortization of premiums on securities, net ..............................         64,448         27,240
     Securities losses, net ...................................................            670         22,730
     Loans originated for sale ................................................    (92,436,144)   (26,910,723)
     Proceeds on sales of loans ...............................................     86,022,091     26,702,926
     Net gains on sales of loans ..............................................     (1,232,623)      (297,679)
     Increase in accrued interest receivable ..................................       (177,807)      (478,144)
     (Increase) decrease in other assets ......................................      5,395,469     (1,309,759)
     Increase (decrease) in other liabilities .................................         (5,415)       245,394
                                                                                  ----------------------------
        Net cash provided by (used in) operating activities ...................   $    469,767   $    (90,700)
                                                                                  ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in federal funds sold ..............................     (2,785,000)      5,700,000
  Net decrease in certificates of deposits at financial institutions .........      1,555,300      1,274,378
  Purchase of securities available for sale ..................................    (15,141,928)       (239,984)
  Proceeds from calls and maturities of securities ...........................      4,895,000       2,000,000
  Proceeds from paydowns on securities .......................................        926,416         930,645
  Proceeds from sales of securities available for sale .......................        101,285         254,247
  Increase in cash value of life insurance contracts .........................       (255,556)        (43,920)
  Net loans originated .......................................................    (47,837,115)    (23,425,004)
  Purchase of premises and equipment, net ....................................     (1,138,581)     (1,213,891)
                                                                                 ----------------------------
       Net cash used in investing activities .................................   $(59,680,179)   $(14,763,529)
                                                                                 ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit accounts ...........................................     41,732,403      19,354,925
  Net increase (decrease) in short-term borrowings ...........................     (1,924,177)      4,800,103
  Proceeds from Federal Home Loan Bank advances ..............................     12,500,000       7,250,000
  Payments on Federal Home Loan Bank advances ................................     (2,047,471)     (9,301,694)
  Net increase in other borrowings ...........................................      5,000,000               0
  Purchase of treasury stock .................................................              0        (255,056)
  Proceeds from issuance of common stock, net ................................      4,986,495             925
                                                                                 ----------------------------
       Net cash provided by financing activities .............................   $ 60,247,250    $ 21,849,203
                                                                                 ----------------------------

       Net increase in cash and due from banks ...............................      1,036,838       6,994,974
Cash and due from banks, beginning ...........................................     20,217,219      15,130,357
                                                                                 ----------------------------
Cash and due from banks, ending ..............................................   $ 21,254,057    $ 22,125,331
                                                                                 ============================

Supplemental disclosure of cash flow information, cash payments for:
  Interest ...................................................................   $  7,283,994    $  7,852,504
                                                                                 ============================

  Income/franchise taxes .....................................................   $    503,242    $    700,106
                                                                                 ============================

Supplemental schedule of noncash investing activities:
  Change in accumulated other comprehensive income, ..........................   $    157,763    $    995,199
    unrealized gains on securities available for sale, net
   Due to broker for purchase of securities available for sale ................  $          0    $  2,766,069
                                                                                 ============================

See Notes to Consolidated Financial Statements

Part I
Item 1

                               QCR HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of QCR Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company ("Quad City Bank & Trust"), Cedar Rapids Bank and Trust Company ("Cedar Rapids Bank & Trust"), Quad City Bancard, Inc. ("Bancard"), Allied Merchant Services, Inc. ("Allied"), Quad City Holdings Capital Trust I ("Capital Trust"), and Quad City Liquidation Corporation ("QCLC"). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition to six wholly owned subsidiaries, the Company has an aggregate investment of $276 thousand in five associated companies, Nobel Electronic Transfer, LLC, Nobel Real Estate Investors, LLC, Velie Plantation Holding Company, Illini Partners, LLC, and Clarity Merchant Services, Inc. Effective November 1, 2001, the Company changed its name from Quad City Holdings, Inc. to QCR Holdings, Inc., and its Nasdaq SmallCap trading symbol to "QCRH".

NOTE 3 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                          Three months ended       Six months ended
                                             December 31,            December 31,
                                      -------------------------------------------------
                                          2001         2000        2001        2000
                                      -------------------------------------------------
Net income, basic and diluted
  earnings ........................   $  689,373   $  343,945   $1,337,610   $1,004,194
                                      =================================================

Weighted average common shares
  outstanding .....................    2,801,180    2,267,659    2,627,969    2,271,460
Weighted average common shares
  issuable upon exercise of stock
  options and warrants ............       50,457       39,207       48,560       48,157
                                      -------------------------------------------------
Weighted average common and
  common equivalent shares
  outstanding .....................    2,851,637    2,306,866    2,676,529    2,319,617
                                      =================================================

NOTE 4 - BUSINESS SEGMENT INFORMATION

Selected financial information on the Company's business segments is presented as follows for the three months and six months ended December 31, 2001 and 2000, respectively.

                                             Three months ended              Six months ended
                                                December 31,                    December 31,
                                       -----------------------------------------------------------
                                            2001            2000            2001            2000
                                       ------------------------------------------------------------
Revenue:
     Commercial banking ............   $  7,983,119    $  7,709,536    $ 15,696,458    $ 15,069,686
     Merchant credit card processing        544,931         483,839       1,111,003         906,134
     Trust management ..............        520,639         512,370         997,358       1,017,287
     All other .....................         39,653         (25,548)         81,221          37,214
                                       ------------------------------------------------------------
          Total revenue ............   $  9,088,342    $  8,680,197    $ 17,886,040    $ 17,030,321
                                       ============================================================


Net income (loss):
     Commercial banking ............   $    774,550    $    474,257    $  1,413,393    $  1,165,913
     Merchant credit card processing         73,595          26,286         167,051          90,400
     Trust management ..............        131,962         108,223         217,696         220,239
     All other .....................       (290,734)       (264,821)       (460,530)       (472,358)
                                       ------------------------------------------------------------
          Total net income .........   $    689,373    $    343,945    $  1,337,610    $  1,004,194
                                       ============================================================

NOTE 5 - RECENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board has issued Statement 143, "Accounting for Asset Retirement Obligations" and Statement 144, " Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement 144 supersedes FASB Statement 121 and the accounting and reporting provisions of APB Opinion No. 30. Statement 144 establishes a single accounting model for long-lived assets to be disposed of by sale at the lower of its carrying amount or its fair value less costs to sell and to cease depreciation/amortization. For the Company, the provisions of Statement 143 and 144 are effective July 1, 2002. Implementation of the Statements is not expected to have a material impact on the Company's financial statements.

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

Cedar Rapids Bank & Trust is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation. The Company commenced operations in Cedar Rapids in June 2001 operating as a branch of Quad City Bank & Trust. The Cedar Rapids branch operation began functioning under the Cedar Rapids Bank & Trust charter in September 2001. Cedar Rapids Bank & Trust provides full-service commercial and consumer banking service to Cedar Rapids and adjacent communities through its office located in the GreatAmerica Building in downtown Cedar Rapids, Iowa.

Quad City Bancard, Inc. ("Bancard") provides merchant credit card processing services. Bancard has contracted with independent sales organizations ("ISOs") that market credit card services to merchants throughout the country. In March 1999, Bancard formed its own subsidiary ISO, Allied Merchant Services, Inc., for the purpose of generating additional credit card processing business. At December 31, 2001, approximately 18,000 merchants were processing transactions with Bancard.

The Company has a fiscal year end of June 30.

FINANCIAL CONDITION

Total assets of the Company increased by $61.8 million or 15% to $462.7 million at December 31, 2001 from $400.9 million at June 30, 2001. The growth resulted primarily from increases in the loan and securities portfolios funded by deposits received from customers and by proceeds received from a private placement of Company common stock, Federal Home Loan Bank advances, and other borrowings.

Cash and due from banks increased by $1.1 million or 5% to $21.3 million at December 31, 2001 from $20.2 million at June 30, 2001. Cash and due from banks represented both cash maintained at its subsidiary banks, as well as funds that the Company and its banks had deposited in other banks in the form of demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At December 31, 2001, the subsidiary banks had $10.6 million invested in such funds. This amount increased by $2.8 million or 36% from $7.8 million at June 30, 2001.

Certificates of deposit at financial institutions decreased by $1.5 million or 15% to $9.0 million at December 31, 2001 from $10.5 million at June 30, 2001. During the first six months of fiscal 2002, the certificate of deposit portfolio had 18 maturities totaling $1.7 million and two purchases totaling $198 thousand.

Securities increased by $9.4 million or 17% to $66.1 million at December 31, 2001 from $56.7 million at June 30, 2001. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $926 thousand were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $64 thousand. Maturities and calls of securities occurred in the amount of $4.9 million, and sales of securities totaled $101 thousand. These portfolio decreases were offset by the purchase of an additional $15.1 million of securities and a $257 thousand increase in the fair value of securities, classified as available for sale.

Total loans receivable increased by $55.1 million or 19% to $343.0 million at December 31, 2001 from $287.9 million at June 30, 2001. The increase was the result of the origination or purchase of $293.4 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $349 thousand, and loan repayments or sales of loans of $237.9 million. During the six months ended December 31, 2001, Quad City Bank & Trust contributed $252.3 million, or 86%, and Cedar Rapids Bank & Trust contributed $41.1 million, or 14%, of the Company's loan originations or purchases. The mix of loan types within the Company's portfolio remained relatively unchanged from June 30, 2001, reflecting 74% commercial, 14% real estate and 12% consumer loans. The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.

The allowance for estimated losses on loans was $4.9 million at December 31, 2001 compared to $4.2 million at June 30, 2001, an increase of $691 thousand or 16%. The adequacy of the allowance for estimated losses on loans was determined based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions, and other factors that, in management's judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on the increase in loans and a detailed analysis of the loan portfolio. The loan portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed on all credits risk-rated less than "fair quality" and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the board of directors. Although management believes that the allowance for estimated losses on loans at December 31, 2001 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. Along with other financial institutions, management shares a concern for the possible continued softening of the economy in the coming months. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs and delinquencies could rise and require further increases in the provision.

Net charge-offs for the six months ended December 31, were $349 thousand in 2001 and $165 thousand in 2000. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the held for investment loan portfolio. The allowance for estimated losses on loans as a percentage of held for investment loans was 1.5% at both December 31, 2001 and June 30, 2001.

At December 31, 2001, total nonperforming assets were $3.6 million compared to $1.7 million at June 30, 2001. The $1.9 million increase was the result of a $615 thousand increase in nonaccrual loans and an increase of $1.3 million in accruing loans past due 90 days or more. Due to the fact that most of the loans in the Cedar Rapids Bank & Trust loan portfolio have been made fairly recently, none of the loans have been categorized as nonperforming assets. As the loan portfolio at Cedar Rapids Bank & Trust matures, it is likely that there will be nonperforming loans or charge-offs associated with the portfolio.

Nonaccrual loans were $1.8 million at December 31, 2001 compared to $1.2 million at June 30, 2001, an increase of $615 thousand. The increase in nonaccrual loans was comprised of increases in commercial loans of $857 thousand and consumer loans of $42 thousand, partially offset by a decrease in real estate loans of $284 thousand. The net increase in nonaccrual commercial loans was primarily due to the addition of a single, fully collateralized loan at Quad City Bank & Trust with an outstanding balance of $740 thousand. The net increase in nonaccrual consumer loans was due to the addition of three loans at Quad City Bank & Trust. In general, nonaccrual loans consisted primarily of loans that were well collateralized and were not expected to result in material losses, and represented less than one percent of the Company's held for investment loan portfolio at December 31, 2001.

From June 30, 2001 to December 31, 2001, accruing loans past due 90 days or more increased from $495 thousand to $1.8 million, respectively. The $1.3 million net increase was primarily due to the addition of five loans at Quad City Bank & Trust, with an aggregate outstanding balance of $754 thousand, which were not anticipated to produce any material losses.

Premises and equipment showed an increase of $692 thousand or 8% to $9.3 million at December 31, 2001 from $8.6 million at June 30, 2001. The increase resulted from the purchase of additional furniture, fixtures and equipment and leasehold improvements of $1.1 million during the period offset by depreciation expense of $447 thousand. The opening of a permanent, main banking facility in Cedar Rapids on September 28, 2001 accounted for $748 thousand, or 66%, of the premises and equipment capital additions during the first six months of fiscal 2002.

Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $178 thousand or 6% to $3.0 million at December 31, 2001 from $2.9 million at June 30, 2001. The increase was primarily due to greater average outstanding balances in interest-bearing assets.

Other assets decreased by $5.3 million or 50% to $5.3 million at December 31, 2001 from $10.6 million at June 30, 2001. The decrease resulted from the receipt on the final day of the period of $6.2 million of funds from Visa/Mastercard for subsequent distribution to credit card merchants who processed transactions with Bancard. The two largest components of other assets are a $2.4 million key officer life insurance contract and a $1.7 million receivable due Bancard from a terminated ISO. Bancard is vigorously pursuing the collection of this receivable through legal avenues. Other assets also included accrued trust department fees, other miscellaneous receivables, and various prepaid expenses.

Deposits increased by $41.8 million or 14% to $343.9 million at December 31, 2001 from $302.1 million at June 30, 2001. The increase resulted from a $26.3 million net increase in non-interest bearing, NOW, money market and other savings accounts and a $15.5 million net increase in interest-bearing certificates of deposit.

Short-term borrowings decreased $1.9 million or 7% from $28.3 million at June 30, 2001 to $26.4 million at December 31, 2001. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from some of their correspondent banks. As of both December 31, 2001 and June 30, 2001, all short-term borrowings were comprised of customer repurchase agreements.

Federal Home Loan Bank advances increased by $10.5 million, or 35%, to $40.2 million at December 31, 2001 from $29.7 million at June 30, 2001. As a result of their memberships in the FHLB of Des Moines, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly source of funds than customer deposits.

Other borrowings, which were zero at June 30, 2001, grew to $5.0 million at December 31, 2001. The Company drew a $5.0 million advance on a line of credit at its primary correspondent bank as partial funding for the capitalization of Cedar Rapids Bank & Trust.

In June 1999, the Company issued 1,200,000 shares of trust preferred securities through a newly formed subsidiary, Quad City Holdings Capital Trust I. On the Company's balance sheet these securities are included with liabilities and are presented as "company obligated manditorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures", and were $12.0 million at both December 31, 2001 and June 30, 2001.

Other liabilities were $4.9 million at December 31, 2001 unchanged from June 30, 2001. Other liabilities was comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At December 31, 2001, the most significant component of other liabilities was $1.7 million of interest payable.

Common stock at December 31, 2001 increased by $477 thousand, or 21%, to $2.8 million from $2.3 million at June 30, 2001. The increase was primarily the result of the Company's private placement of 475,424 additional shares of common stock at $11.00 per share. The funds received as a result of this issuance were largely from residents of the Cedar Rapids area and were used as partial funding for the capitalization of Cedar Rapids Bank & Trust. During 2000 the Company acquired 60,146 treasury shares at a total cost of $854 thousand.

Additional paid-in capital totaled $16.7 million at December 31, 2001 and $12.1 million at June 30, 2001. The increase of $4.6 million, or 37%, resulted primarily from proceeds received in excess of the $1.00 per share par value, net of issuance costs, for the 475,424 shares of common stock issued as the result of the Company's private placement offering.

Retained earnings increased by $1.3 million, or 14%, to $11.0 million at December 31, 2001 from $9.7 million at June 30, 2001. The increase reflected net income for the six-month period.

Unrealized gains on securities available for sale, net of related income taxes, totaled $664 thousand at December 31, 2001 as compared to $506 thousand at June 30, 2001. The increase in gains of $158 thousand was attributable to the increase during the period in fair value of the securities identified as available for sale, primarily the result of a decline in interest rates.

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

One method used to quantify interest rate risk is the net portfolio value analysis. This analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The most recent net portfolio value analysis, as of September 30, 2001, projected that net portfolio value would decrease by approximately 8.30% if interest rates would rise 200 basis points over the next year. It projected an increase in net portfolio value of approximately 7.46% if interest rates would drop 200 basis points. Both simulations are within board-established policy limits.

RESULTS OF OPERATIONS

OVERVIEW

Net income for the second quarter ended December 31, 2001 was $689 thousand as compared to net income of $344 thousand for the same period in 2000, an increase of $345 thousand or 100%. Basic earnings per share for the second quarter of fiscal 2002 increased to $0.25 from $0.15 in fiscal 2001. For the second quarter ended December 31, 2001, net interest and noninterest income improved by 29% and 55%, respectively, for a combined increase of $1.6 million when compared to the same period in 2000. Offsetting these revenue improvements for the Company was an increase in noninterest expense of $853 thousand, or 25%.

Net income for the six-month period ended December 31, 2001 was $1.3 million as compared to net income of $1.0 million for the same period in 2000, an increase of $333 thousand or 33%. Basic earnings per share for the first six months of fiscal 2002 increased to $0.51 from $0.44 in fiscal 2001. When compared to fiscal 2001, the first six months of fiscal 2002 reflected significant growth in both net interest income and noninterest income for the Company. For the six month period ended December 31, 2001, net interest and noninterest income improved by 24% and 45%, respectively, for a combined increase of $2.7 million when compared to the same period in 2000. Quad City Bank & Trust generated much of the improvement in net interest margin, as well as a large increase in the gains on sales of residential real estate loans during the period. Offsetting these revenue improvements for the Company was an increase in noninterest expense of $1.7 million, or 26%. During the first six months of fiscal 2002, pre-tax costs associated with the Company's operations of the Cedar Rapids Bank & Trust subsidiary were approximately $1.1 million, and were the primary contributors to the climb in noninterest expense. While the start-up expenses of Cedar Rapids Bank & Trust negatively impacted earnings for the six months ended December 31, 2001, management is confident that this strategic decision will provide significant long-term benefits to the Company.

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

The Company's average yield on interest-earning assets decreased 1.44% for the second quarter ended December 31, 2001 when compared to the second quarter ended December 31, 2000. With the same comparison, the average cost of interest-bearing liabilities declined 2.03% resulting in a 0.59% increase in the net interest spread of 2.71% at December 31, 2000 to 3.30% at December 31, 2001. The widening of the net interest spread created a significant improvement in the Company's net interest margin. For the three months ended December 31, 2001, the net interest margin was 3.76% compared to 3.36% for the same period in 2000.

The Company's average yield on interest-earning assets decreased 1.14% for the six months ended December 31, 2001 when compared to the six months ended December 31, 2000. With the same comparison, the average cost of interest-bearing liabilities declined 1.66% resulting in a 0.52% increase in the net interest spread of 2.72% at December 31, 2000 to 3.24% at December 31, 2001. The widening of the net interest spread created a significant improvement in the Company's net interest margin. For the six months ended December 31, 2001, the net interest margin was 3.70% compared to 3.36% for the same period in 2000. Management has aggressively managed the Company's cost of funds during the dramatic drop in short-term interest rates since January 2001, and continues to closely monitor and manage net interest margin.

THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Interest income decreased by $369 thousand to $6.9 million for the three-month period ended December 31, 2001 when compared to $7.3 million for the quarter ended December 31, 2000. The decrease of 5% in interest income was attributable to reduced interest rates partially offset by greater average, outstanding balances in interest earning assets, principally with respect to loans receivable. The Company's average yield on interest-earning assets decreased 1.44% for the three months ended December 31, 2001 when compared to the three months ended December 31, 2000.

Interest expense decreased by $1.2 million from $4.3 million for the three-month period ended December 31, 2000 to $3.1 million for the three-month period ended December 31, 2001. The 28% decrease in interest expense was caused by significant reductions in interest rates, partially offset by greater average, outstanding balances in interest-bearing liabilities, principally with respect to customers' deposits in subsidiary banks, Federal Home Loan Bank advances and other borrowings. The Company's average cost of interest-bearing liabilities declined 2.03% for the three months ended December 31, 2001 when compared to the three months ended December 31, 2000.

At both December 31, 2001 and June 30, 2001, the Company had an allowance for estimated losses on loans of approximately 1.5% of held for investment loans. The provision for loan losses increased by $287 thousand from $344 thousand for the three-month period ended December 31, 2000 to $631 thousand for the three-month period ended December 31, 2001. During the second quarter of fiscal 2002, management made monthly provisions for loan losses based upon the increase in loans and a detailed analysis of the loan portfolio. The $287 thousand increase was attributed 66% or $190 thousand to growth in the loan portfolio, and 34% or $97 thousand to downgrades within the portfolio. For the three months ended December 31, 2001, commercial loan charge-offs totaled $332 thousand, which was a single fully reserved loan, and recoveries totaled $29 thousand. Consumer loan charge-offs and recoveries totaled $54 thousand and $35 thousand, respectively, during the quarter. Real estate loans had no charge-offs or recoveries for the three months ended December 31, 2001.

Noninterest income of $2.2 million for the three-month period ended December 31, 2001 was a $777 thousand, or 55%, increase from $1.4 million for the three-month period ended December 31, 2000. Noninterest income during each of the quarters in comparison consisted primarily of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The second quarter of fiscal 2002, when compared to the same quarter in fiscal 2001, posted a $75 thousand increase in fees earned by the merchant credit card operation of Bancard. This 17% improvement in merchant credit card fees was the result of Bancard's ongoing effort to develop existing and build new ISO relationships as a replacement for the termination in May 2000 of its largest ISO processing contract. Gains on the sale of residential real estate mortgage loans, net, increased $600 thousand from the second quarter of fiscal 2001 to the same quarter in fiscal 2002. The activity within this area of the subsidiary banks was stimulated by the environment of falling interest rates. Additional increases in noninterest income consisted of a $9 thousand increase in trust department fees, a $57 thousand increase in deposit service fees, and a $14 thousand increase in other noninterest income. Other noninterest income in each quarter consisted primarily of investment advisory and management fees, rent income and fees collected from correspondent banks.

In November 1999, Bancard's largest ISO notified Bancard that it intended to terminate its processing relationship in May 2000 and start processing its own transactions, as per a previous agreement. As anticipated, processing for this ISO ceased in May 2000 eliminating approximately 64% of Bancard's average monthly processing volume. Bancard has since created additional ISO relationships and developed the relationships with existing ISOs in an effort to rebuild processing volumes. Bancard's dollar volume of transactions processed during the second quarter of fiscal 2002 was $281 million compared to $208 million for the same period in fiscal 2001 for an increase of $73 million or 35%. Bancard continues to work to restore processing volumes at or above the levels existing prior to the termination of processing with the original ISO.

For the quarter ended December 31, 2001, trust department fees increased $9 thousand, or 2%, to $521 thousand from $512 thousand for the same quarter in 2000. The increase was primarily due to the continued development of existing trust relationships and the addition of new trust customers, partially offset by the decline experienced during the period in the value of stocks held in the portfolio.

Deposit service fees increased $57 thousand, or 34%, to $226 thousand from $169 thousand for the three-month periods ended December 31, 2001 and December 31, 2000, respectively. This increase was primarily a result of the new deposit accounts fee structure that was implemented beginning February 1, 2001. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, were $771 thousand for the three months ended December 31, 2001, which reflected an increase of 352%, or $600 thousand, from $171 thousand for the three months ended December 31, 2000. The increase resulted from larger numbers of both home refinances and home purchases, and the subsequent sale of the majority of these loans into the secondary market. The decline in interest rates since the beginning of calendar year 2001 dramatically accelerated the activity within this area of the subsidiary banks.

For the quarter ended December 31, 2001, other noninterest income increased $14 thousand, or 9%, to $172 thousand from $158 thousand for the same quarter in 2000. The increase was primarily due to the improved profitability of two of the associated companies in which the Company holds interest, partially offset by a decrease in rental income. An expansion of the real estate and trust departments at the Moline, Illinois facility eliminated space that had previously generated rental income.

The primary components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both quarters. Noninterest expenses for the three months ended December 31, 2001 were $4.3 million as compared to $3.5 million for the same period in 2000, for an increase of $853 thousand or 25%.

The following table sets forth the various categories of noninterest expenses for the three months ended December 31, 2001 and 2000.

Noninterest Expenses

                                                             Three months ended
                                                                December 31,
                                                          -----------------------
                                                             2001         2000      % change
                                                          ----------------------------------
Salaries and employee benefits ........................   $2,483,922   $1,953,749     27.1%
Professional and data processing fees .................      412,184      328,256     25.6%
Advertising and marketing .............................      174,179      152,921     13.9%
Occupancy and equipment expense .......................      608,062      498,413     22.0%
Stationery and supplies ...............................      130,477       98,238     32.8%
Postage and telephone .................................      120,930       99,982     21.0%
Other .................................................      389,374      334,612     16.4%
                                                          ---------------------------------
        Total noninterest expenses ....................   $4,319,128    3,466,171     24.6%
                                                          =================================

Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the quarter ended December 31, 2001, total salaries and benefits increased to $2.5 million or $530 thousand over the previous year's quarter total of $2.0 million. The addition of employees to staff the Cedar Rapids Bank & Trust operation accounted for $417 thousand, or 79%, of this increase. A slight increase from December 2000 to December 2001 in the number of Quad City Bank & Trust employees, and increased incentive compensation to real estate officers proportionate to the increased volumes of gains on sales of loans comprised the balance of the change in salary and benefits expense. Professional and data processing fees increased from $328 thousand for the three months ended December 31, 2000 to $412 thousand for the same three-month period in 2001. The $84 thousand increase was predominately due to legal fees resulting from the legal proceedings in process between Bancard and PMT Services, Inc. Occupancy and equipment expense increased $110 thousand or 22% for the quarter. The increase was predominately due to the additions of Quad City Bank & Trust's fourth full service banking facility in late October 2000 and Cedar Rapids Bank & Trust's permanent full service banking facility in September 2001, and the resulting increased levels of rent, utilities, depreciation, maintenance, and other occupancy expenses. Stationary and supplies increased $32 thousand from $98 thousand for the three months ended December 31, 2000 to $130 thousand for the same period in 2001. The addition of Cedar Rapids Bank & Trust accounted for $30 thousand, or 93% of this increase. Other noninterest expense increased $55 thousand or 16% for the quarter. The increase was primarily the result of increased insurance expense, increased processing and servicing charges incurred by the trust department, and increased expense incurred by the subsidiary banks for miscellaneous lending expense and service charges from upstream banks.

The provision for income taxes was $335 thousand for the three-month period ended December 31, 2001 compared to $203 thousand for the three-month period ended December 31, 2000 for an increase of $132 thousand or 65%. The increase was the result of an increase in income before income taxes of $477 thousand or 87% for the fiscal 2002 quarter when compared to the fiscal 2001 quarter, in combination with a reduction in the Company's effective tax rate.

SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

Interest income decreased $397 thousand to $13.8 million for the six-month period ended December 31, 2001 when compared to $14.2 million for the quarter ended December 31, 2000. The decrease of 3% in interest income was attributable to reduced interest rates partially offset by greater average, outstanding balances in interest earning assets, principally with respect to loans receivable. The Company's average yield on interest-earning assets decreased 1.14% for the six months ended December 31, 2001 when compared to the six months ended December 31, 2000.

Interest expense decreased by $1.8 million from $8.4 million for the six-month period ended December 31, 2000 to $6.6 million for the six-month period ended December 31, 2001. The 21% decrease in interest expense was caused by significant reductions in interest rates partially offset by greater average, outstanding balances in interest-bearing liabilities, principally with respect to customers' deposits in subsidiary banks, Federal Home Loan Bank advances and other borrowings. The Company's average cost of interest-earning liabilities declined 1.66% for the six months ended December 31, 2001 when compared to the six months ended December 31, 2000.

At both December 31, 2001 and June 30, 2001, the Company had an allowance for estimated losses on loans of approximately 1.5% of held for investment loans. The provision for loan losses increased by $520 thousand from $0.5 million for the six-month period ended December 31, 2000 to $1.0 million for the six-month period ended December 31, 2001. During the first six months of fiscal 2002, management made monthly provisions for loan losses based upon the increase in loans and a detailed analysis of the loan portfolio. The $520 thousand increase can be attributed 70% or $364 thousand to growth in the loan portfolio, and 30% or $156 thousand to downgrades within the portfolio. During the six months ended December 31, 2001, commercial loan charge-offs totaled $332 thousand, which was a single fully reserved loan, and recoveries totaled $29 thousand. Consumer loan charge-offs and recoveries totaled $95 thousand and $49 thousand, respectively, during the period. Real estate loans had no charge-offs or recoveries for the six months ended December 31, 2001.

Noninterest income of $4.0 million for the six-month period ended December 31, 2001 was a $1.2 million, or 45%, increase from $2.8 million for the six-month period ended December 31, 2000. Noninterest income during each of the periods in comparison consisted primarily of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The first six months of fiscal 2002, when compared to the same period in fiscal 2001, posted a $222 thousand increase in fees earned by the merchant credit card operation of Bancard. This 28% improvement in merchant credit card fees was the result of Bancard's ongoing effort to develop existing and build new ISO relationships as a replacement for the termination in May 2000 of its largest ISO processing contract. Gains on the sale of residential real estate mortgage loans, net, increased $935 thousand from the first six months of fiscal 2001 to the same period in fiscal 2002. The activity within this area of the subsidiary banks was stimulated by the environment of falling interest rates. Additional increases in noninterest income consisted of a $117 thousand increase in deposit service fees. The various increases in noninterest income were partially offset by a 2% decrease in fees earned by the trust department, and a 7% decrease in other noninterest income. Other noninterest income in each quarter consisted primarily of investment advisory and management fees, rent income and fees collected from correspondent banks.

In November 1999, Bancard's largest ISO notified Bancard that it intended to terminate its processing relationship in May 2000 and start processing its own transactions, as per a previous agreement. As anticipated, processing for this ISO ceased in May 2000 eliminating approximately 64% of Bancard's average monthly processing volume. Bancard has since built additional ISO relationships and developed the relationships with existing ISOs in an effort to rebuild processing volumes. Bancard's dollar volume of transactions processed during the first six months of fiscal 2002 was $568 million compared to $402 million for the same period in fiscal 2001 for an increase of $166 million or 42 %. Bancard continues to work to restore processing volumes at or above the levels existing prior to the termination of processing with the original ISO.

For the six months ended December 31, 2001, trust department fees decreased $20 thousand, or 2%, to $997 thousand from $1.0 million for the same period in 2000. The decrease was primarily a reflection of the economic instability and related stock market volatility experienced during the period, partially offset by the development of existing trust relationships and the addition of new trust customers.

Deposit service fees increased $117 thousand, or 34%, to $464 thousand from $347 thousand for the six-month periods ended December 31, 2001 and December 31, 2000, respectively. This increase was primarily a result of the new deposit accounts fee structure that was implemented beginning February 1, 2001. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, was $1.2 million for the six months ended December 31, 2001, which reflected an increase of 314%, or $935 thousand, from $298 thousand for the six months ended December 31, 2000. The increase resulted from larger numbers of both home refinances and home purchases, and the subsequent sale of the majority of these loans into the secondary market. The decline in interest rates since the beginning of calendar year 2001 dramatically accelerated the activity within this area of the subsidiary banks.

For the six months ended December 31, 2001, other noninterest income decreased $23 thousand, or 7%, to $325 thousand from $348 thousand for the same period in 2000. The decrease was primarily due to a decrease in rental income, partially offset by the improved profitability of two of the associated companies in which the Company holds interest. An expansion of the real estate and trust departments at the Moline, Illinois facility eliminated space that had previously generated rental income.

The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both six-month periods. Noninterest expenses for the six months ended December 31, 2001 were $8.2 million as compared to $6.5 million for the same period in 2000, for an increase of $1.7 million or 26%.

The following table sets forth the various categories of noninterest expenses for the six months ended December 31, 2001 and 2000.

                              Noninterest Expenses

                                                Six months ended
                                                   December 31,
                                             ------------------------
                                                2001          2000      % change
                                             -----------------------------------
Salaries and employee benefits ..........    $4,774,358    $3,735,561      27.8%
Professional and data processing fees ...       784,701       592,259      32.5%
Advertising and marketing ...............       286,643       280,352       2.2%
Occupancy and equipment expense .........     1,137,585       918,065      23.9%
Stationery and supplies .................       235,766       170,490      38.3%
Postage and telephone ...................       229,462       193,968      18.3%
Other ...................................       796,399       653,114      21.9%
                                             -----------------------------------
        Total noninterest expenses ......    $8,244,914     6,543,809      26.0%
                                             ===================================

Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the six months ended December 31, 2001, total salaries and benefits increased to $4.8 million or $1.1 million over the previous year's period total of $3.7 million. The addition of employees to staff the Cedar Rapids Bank & Trust operation accounted for $751 thousand, or 72%, of this increase. A slight increase from December 2000 to December 2001 in the number of Quad City Bank & Trust employees, and increased incentive compensation to real estate officers proportionate to the increased volumes of gains on sales of loans comprised the balance of the change in salary and benefits expense. Professional and data processing fees increased from $592 thousand for the six months ended December 31, 2000 to $785 thousand for the same six-month period in 2001. The $193 thousand increase was predominately due to legal fees resulting from the legal proceedings in process between Bancard and PMT Services, Inc. Occupancy and equipment expense increased $220 thousand or 24% for the period. The increase was predominately due to the additions of Quad City Bank & Trust's fourth full service banking facility in late October 2000 and Cedar Rapids Bank & Trust's permanent full service banking facility in September 2001, and the resulting increased levels of rent, utilities, depreciation, maintenance, and other occupancy expenses. Stationary and supplies increased $66 thousand from $170 thousand for the six months ended December 31, 2000 to $236 thousand for the same period in 2001. The addition of Cedar Rapids Bank & Trust accounted for $41 thousand, or 63% of this increase. Other noninterest expense increased $143 thousand or 22% for the period. The increase was primarily the result of increased insurance expense, increased processing and servicing charges incurred by the trust department, and increased expense incurred by the subsidiary banks for miscellaneous lending expense and service charges from upstream banks.

The provision for income taxes was $630 thousand for the six-month period ended December 31, 2001 compared to $520 thousand for the six-month period ended December 31, 2000 for an increase of $110 thousand or 21%. The increase was the result of an increase in income before income taxes of $443 thousand or 29% for the fiscal 2002 period when compared to the fiscal 2001 period, as well as a reduction in the Company's effective tax rate.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash provided by operating activities, consisting primarily of the proceeds on sales of loans, was $470 thousand for the six months ended December 31, 2001 compared to $91 thousand net cash used for the same period in 2000. Net cash used in investing activities, consisting principally of loan originations, was $59.7 million for the six months ended December 31, 2001 and $14.8 million for the six months ended December 31, 2000. Net cash provided by financing activities, consisting primarily of deposit growth, proceeds from Federal Home Loan Bank (FHLB) advances, and net proceeds from other borrowings for the six months ended December 31, 2001 was $60.2 million and for the same period in 2000 was $21.8 million.

The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At December 31, 2001, the subsidiary banks had seven unused lines of credit totaling $36.0 million of which $4.0 million was secured and $32.0 million was unsecured. At June 30, 2001, the subsidiary banks had six unused lines of credit totaling $31.0 million of which $8.0 million was secured and $23.0 million was unsecured. At December 31, 2001, the Company also had a secured line of credit for $10.0 million, of which $5.0 million had been used as partial funding for the capitalization of Cedar Rapids Bank & Trust. At June 30, 2001, the Company had an unused line of credit for $3.0 million, which was secured.

OTHER DEVELOPMENTS

In addition to the main office in Bettendorf, IA, Quad City Bank & Trust has two full service banking locations in Davenport, IA, and a full-service banking location in the Velie Plantation Mansion in Moline, IL. The Company also maintains two locations that are utilized for various operational and administrative functions. In March 1999, Quad City Bank & Trust acquired and improved a 3,000 square foot office building adjacent to the Davenport facility for utilization by its technology and credit administration departments. Beginning May 1, 2000, the Company leased approximately 2,000 square feet on the second floor of its facility in Moline. The space was renovated and serves as the corporate headquarters of the Company.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words, "believe," "expect," "intend,"
"anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not assume any obligation to update any forward-looking statement. Further information, concerning the Company and its business including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Part II

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1          Legal Proceedings

Bancard is the holder of an account receivable in the approximate amount of $1,700,000 owing from PMT Services, Inc. ("PMT"). PMT is a subsidiary of Nova Corporation, which was acquired by U.S. Bancorp in July 2001. This receivable arises pursuant to Bancard's provision of electronic credit card sales authorization and settlement services to PMT pursuant to a written contract that includes PMT's obligation to indemnify Bancard for credit card chargeback losses arising from those services. PMT has failed to timely pay Bancard for monthly invoices, including service charges and substantial chargeback losses, for the period beginning May, 2000. Bancard is vigorously pursuing collection of this receivable. On September 25, 2000, PMT filed a lawsuit in federal court in Los Angeles, California, against Bancard and the Company. This lawsuit alleges tortious acts and breaches of contract by Bancard, the Company, and others and seeks recovery from Bancard and the Company of not less than $3,600,000 of alleged actual damages, plus punitive damages. Bancard and the Company filed lawsuits in federal and state courts in Davenport, Iowa against PMT. These lawsuits sought a court order compelling PMT to participate in arbitration in Bettendorf, Iowa, as provided for in the pertinent contract documents, and to resolve the disputes between PMT, Bancard and the Company, including the unpaid account receivable. The federal court in Iowa ruled that the arbitration issue should be determined by the state court in Iowa. Subsequently, the Iowa District Court of Scott County ruled that all claims, including the tort claims, must be arbitrated in Iowa. Because of that ruling, the California lawsuit was dismissed, and arbitration will take place in March 2002. Bancard and the Company continue to believe that PMT's allegations are without merit and will vigorously pursue the collection of the receivable and the defense of PMT's claims.

Item 2    Changes in Securities and Use of Proceeds            -    None

Item 3    Defaults Upon Senior Securities                      -    None

Item 4    Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held at The Mark of the Quad Cities located at 1201 River Drive, Moline, Illinois on October 24, 2001 at 10:00 a.m. At the meeting, Article I of the certificate of incorporation was amended to change the name of Quad City Holdings, Inc. to QCR Holdings, Inc. Also at the meeting, Douglas M. Hultquist, John W. Schricker, and Larry J. Helling were re-elected to serve as Class II directors, with terms expiring in 2004. Continuing as Class III directors, with terms expiring in 2002, are Richard R. Horst, John K. Lawson, and Ronald G. Peterson. Continuing as Class I directors, with terms expiring in 2003, are Michael A. Bauer and James J. Brownson.

Part II
Item 4

Submission of Matters to a Vote of Security Holders-continued

At the time of the annual meeting, there were 2,800,990 issued shares and 2,740,844 outstanding shares of common stock. Either in person or by proxy, there were 2,534,093 common shares represented at the meeting, constituting approximately 92% of the outstanding shares. The voting was as follows:

                            Votes          Votes        Votes
                             For          Against     Abstained
                          -------------------------------------

Amendment of Article I    2,304,164        32,841      17,088

                            Votes          Votes
                             For          Withheld
                          ------------------------
Douglas M. Hultquist      2,332,864        21,229
John W. Schricker         2,312,125        41,968
Larry J. Helling          2,330,686        23,407

Item 5     Other Information                          -    None

Item 6     Exhibits and Reports on Form 8-K

          (a)   Exhibits

                None

          (b)   Reports on Form 8-K

                A report on Form 8-K was filed on November 1, 2001 under Item 5 which reported the Company's name change with the related ticker symbol change and first quarter financial information in the form of a press release.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               QCR HOLDINGS, INC.
                                  (Registrant)

Date  February 1, 2002                       /s/ Michael A. Bauer
                                             -----------------------------------
                                             Michael A. Bauer, Chairman

Date  February 1, 2002                       /s/ Douglas M. Hultquist
                                             -----------------------------------
                                             Douglas M. Hultquist, President
                                             Chief Executive Officer

Date  February 1, 2002                       /s/ Todd A. Gipple
                                             -----------------------------------
                                             Todd A. Gipple, Executive
                                             Vice President
                                             Chief Financial Officer