Form 10-Q
period 2002-03-31
QCR HOLDINGS INC
filed 2002-05-14
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2002

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from to

                         Commission file number 0-22208

                               QCR HOLDINGS, INC.
             ------------------------------------------------------
                        (f/k/a Quad City Holdings, Inc.)
             (Exact name of Registrant as specified in its charter)

                  Delaware                                       42-1397595
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer ID
              or organization)                                      Number)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 1, 2002, the Registrant had outstanding 2,744,896 shares of common stock, $1.00 par value per share.

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I   FINANCIAL INFORMATION

         Item 1   Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets,
                  March 31, 2002 and June 30, 2001                             3

                  Consolidated Statements of Income,
                  For the Three Months Ended March 31, 2002 and 2001           4

                  Consolidated Statements of Income,
                  For the Nine Months Ended March 31, 2002 and 2001            5

                  Consolidated Statements of Cash Flows,
                  For the Nine Months Ended March 31, 2002 and 2001            6

                  Notes to Consolidated Financial Statements               7 - 8

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           9 - 20

Part II  OTHER INFORMATION

         Item 1   Legal Proceedings                                           21

         Item 2   Changes in Securities and Use of Proceeds                   21

         Item 3   Defaults Upon Senior Securities                             21

         Item 4   Submission of Matters to a Vote of Security Holders         21

         Item 5   Other Information                                           21

         Item 6   Exhibits and Reports on Form 8-K                            21

         Signatures                                                           22

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        March 31, 2002 and June 30, 2001

                                                                                     March 31,         June 30,
                                                                                       2002              2001
                                                                                   ------------------------------
ASSETS
Cash and due from banks ........................................................   $  25,222,970    $  20,217,219
Federal funds sold .............................................................      10,220,000        7,775,000
Certificates of deposit at financial institutions ..............................       9,450,285       10,512,585

Securities held to maturity, at amortized cost .................................         325,494          575,559
Securities available for sale, at fair value ...................................      72,621,163       56,134,521
                                                                                   ------------------------------
                                                                                      72,946,657       56,710,080
                                                                                   ------------------------------

Loans receivable held for sale .................................................       6,079,582        5,823,820
Loans receivable held for investment ...........................................     354,075,650      282,040,946
Less: Allowance for estimated losses on loans ..................................      (5,404,925)      (4,248,182)
                                                                                   ------------------------------
                                                                                     354,750,307      283,616,584
                                                                                   ------------------------------

Premises and equipment, net ....................................................       9,234,097        8,660,698
Accrued interest receivable ....................................................       3,144,841        2,863,178
Other assets ...................................................................      10,536,105       10,592,590
                                                                                   ------------------------------
        Total assets ...........................................................   $ 495,505,262    $ 400,947,934
                                                                                   ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing .........................................................   $  61,822,545    $  52,582,264
   Interest-bearing ............................................................     302,179,881      249,572,960
                                                                                   ------------------------------
     Total deposits ............................................................     364,002,426      302,155,224
                                                                                   ------------------------------

Short-term borrowings ..........................................................      31,262,687       28,342,542
Federal Home Loan Bank advances ................................................      47,491,877       29,712,759
Other borrowings ...............................................................       5,000,000                0
Company obligated manditorily redeemable preferred securities of ...............      12,000,000       12,000,000
     subsidiary trust holding solely subordinated debentures
Other liabilities ..............................................................       5,024,261        4,919,949
                                                                                   ------------------------------
        Total liabilities ......................................................     464,781,251      377,130,474
                                                                                   ------------------------------


STOCKHOLDERS' EQUITY
Common stock, $1 par value; shares authorized 5,000,000; shares issued and outstanding March 2002 - 2,805,042 and 2,744,896; June 2001 - 2,325,566
  and 2,265,420 respectively  ..................................................       2,805,042        2,325,566
Additional paid-in capital .....................................................      16,649,277       12,148,759
Retained earnings ..............................................................      11,643,442        9,691,749
Accumulated other comprehensive income, unrealized gains on
  securities available for sale, net ...........................................         480,786          505,922
                                                                                   ------------------------------
                                                                                      31,578,547       24,671,996
Less cost of 60,146 common shares acquired for the treasury ....................        (854,536)        (854,536)
                                                                                   ------------------------------
        Total stockholders' equity .............................................      30,724,011       23,817,460
                                                                                   ------------------------------
        Total liabilities and stockholders' equity .............................   $ 495,505,262    $ 400,947,934
                                                                                   ==============================

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           Three Months Ended March 31

                                                                    2002        2001
                                                                  -----------------------
Interest income:
  Interest and fees on loans ..................................   $5,842,513   $5,781,051
  Interest and dividends on securities:
    Taxable ...................................................      818,673      776,055
    Nontaxable ................................................      107,022       74,455
  Interest on certificates of deposit at financial institutions      133,556      176,577
  Interest on federal funds sold ..............................      103,619      403,412
  Other interest ..............................................       76,602       67,989
                                                                  -----------------------
          Total interest income ...............................    7,081,985    7,279,539
                                                                  -----------------------

Interest expense:
  Interest on deposits ........................................    2,103,234    3,392,761
  Interest on company obligated manditorily ...................      283,376      283,376
    redeemable preferred securities
  Interest on short-term borrowings ...........................      677,161      637,232
  Interest on other borrowings ................................       66,114            0
                                                                  -----------------------
          Total interest expense ..............................    3,129,885    4,313,369
                                                                  -----------------------

          Net interest income .................................    3,952,100    2,966,170

 Provision for loan losses ....................................      497,500      148,374
                                                                  -----------------------
          Net interest income after provision for loan losses .    3,454,600    2,817,796
                                                                  -----------------------

Noninterest income:
  Merchant credit card fees, net of processing costs ..........      414,260      401,946
  Trust department fees .......................................      593,758      566,017
  Deposit service fees ........................................      255,435      218,078
  Gains on sales of loans, net ................................      418,095      313,796
  Other .......................................................      147,125      132,224
                                                                  -----------------------
          Total noninterest income ............................    1,828,673    1,632,061
                                                                  -----------------------

Noninterest expenses:
  Salaries and employee benefits ..............................    2,538,376    2,105,388
  Professional and data processing fees .......................      326,536      267,494
  Advertising and marketing ...................................      148,287      113,078
  Occupancy and equipment expense .............................      605,659      488,593
  Stationery and supplies .....................................      125,271       82,959
  Postage and telephone .......................................      126,673       98,173
  Other .......................................................      524,385      315,781
                                                                  -----------------------
          Total noninterest expenses ..........................    4,395,187    3,471,466
                                                                  -----------------------

          Income before income taxes ..........................      888,086      978,391
Federal and state income taxes ................................      274,003      355,520
                                                                  -----------------------
          Net income ..........................................   $  614,083   $  622,871
                                                                  =======================

Earnings per common share:
  Basic .......................................................   $     0.22   $     0.28
  Diluted .....................................................   $     0.22   $     0.27
  Weighted average common shares outstanding ..................    2,743,668    2,265,420
  Weighted average common and common equivalent ...............    2,804,909    2,311,112
    shares outstanding
Comprehensive income ..........................................   $  431,184   $1,262,374

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           Nine Months Ended March 31

                                                                       2002           2001
                                                                  ----------------------------
Interest income:
  Interest and fees on loans ..................................   $ 17,380,482    $ 17,173,270
  Interest and dividends on securities:
    Taxable ...................................................      2,297,514       2,333,765
    Nontaxable ................................................        315,848         204,818
  Interest on certificates of deposit at financial institutions        448,738         531,033
  Interest on federal funds sold ..............................        240,541       1,109,752
  Other interest ..............................................        244,662         169,641
                                                                  ----------------------------
          Total interest income ...............................     20,927,785      21,522,279
                                                                  ----------------------------

Interest expense:
  Interest on deposits ........................................      6,839,232      10,130,780
  Interest on company obligated manditorily ...................        850,129         851,164
    redeemable preferred securities
  Interest on short-term borrowings ...........................      1,923,743       1,773,623
  Interest on other borrowings ................................        150,306               0
                                                                  ----------------------------
          Total interest expense ..............................      9,763,410      12,755,567
                                                                  ----------------------------

          Net interest income .................................     11,164,375       8,766,712

 Provision for loan losses ....................................      1,537,365         668,249
                                                                  ----------------------------
          Net interest income after provision for loan losses .      9,627,010       8,098,463
                                                                  ----------------------------

Noninterest income:
  Merchant credit card fees, net of processing costs ..........      1,436,788       1,202,429
  Trust department fees .......................................      1,591,116       1,583,304
  Deposit service fees ........................................        718,984         564,927
  Gains on sales of loans, net ................................      1,650,718         611,475
  Securities losses, net ......................................           (670)        (22,730)
  Other .......................................................        471,977         480,237
                                                                  ---------------------------
          Total noninterest income ............................      5,868,913       4,419,642
                                                                  ----------------------------

Noninterest expenses:
  Salaries and employee benefits ..............................      7,312,734       5,840,949
  Professional and data processing fees .......................      1,111,237         859,753
  Advertising and marketing ...................................        434,930         393,430
  Occupancy and equipment expense .............................      1,743,244       1,406,658
  Stationery and supplies .....................................        361,037         253,449
  Postage and telephone .......................................        356,135         292,141
  Other .......................................................      1,320,784         968,895
                                                                  ----------------------------
          Total noninterest expenses ..........................     12,640,101      10,015,275
                                                                  ----------------------------

          Income before income taxes ..........................      2,855,822       2,502,830
Federal and state income taxes ................................        904,129         875,765
                                                                  ----------------------------
          Net income ..........................................   $  1,951,693    $  1,627,065
                                                                  ============================

Earnings per common share:
  Basic .......................................................   $       0.73    $       0.72
  Diluted .....................................................   $       0.72    $       0.70
  Weighted average common shares outstanding ..................      2,665,972       2,269,476
  Weighted average common and common equivalent ...............      2,718,674       2,316,811
    shares outstanding
Comprehensive income ..........................................   $  1,926,557    $  3,261,767

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           Nine Months Ended March 31

                                                                                     2002            2001
                                                                                ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ................................................................   $   1,951,693    $   1,627,065
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation ............................................................         686,313          567,043
    Provision for loan losses ...............................................       1,537,365          668,249
    Amortization of offering costs on subordinated debentures ...............          22,129           22,129
    Amortization of premiums on securities, net .............................         105,441           40,311
    Securities losses, net ..................................................             670           22,730
    Loans originated for sale ...............................................    (122,153,908)     (53,699,958)
    Proceeds on sales of loans ..............................................     123,548,864       47,959,757
    Net gains on sales of loans .............................................      (1,650,718)        (611,475)
    Increase in accrued interest receivable .................................        (281,663)        (543,559)
    (Increase) decrease in other assets .....................................         521,211       (1,657,901)
    Increase in other liabilities ...........................................         104,312        1,200,194
                                                                                ------------------------------
        Net cash provided by (used in) operating activities .................   $   4,391,709    $  (4,405,415)
                                                                                ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in federal funds sold .............................      (2,445,000)         270,000
  Net decrease in certificates of deposits at financial institutions1,062,300       1,866,378
  Purchase of securities available for sale .................................     (24,275,068)      (5,110,785)
  Proceeds from calls and maturities of securities ..........................       6,395,000        7,545,000
  Proceeds from paydowns on securities ......................................       1,402,565        1,156,226
  Proceeds from sales of securities available for sale ......................         101,285          254,247
  Purchase of life insurance contracts ......................................        (401,087)               0
  Increase in cash value of life insurance contracts ........................         (77,374)         (65,880)
  Net loans originated ......................................................     (72,415,326)     (29,442,898)
  Purchase of premises and equipment, net ...................................      (1,259,712)      (1,360,791)
                                                                                ------------------------------
        Net cash used in investing activities ...............................   $ (91,912,417)   $ (24,888,503)
                                                                                ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit accounts ..........................................      61,847,202       20,997,296
  Net increase in short-term borrowings .....................................       2,920,145        7,015,751
  Proceeds from Federal Home Loan Bank advances .............................      20,000,000       16,250,000
  Payments on Federal Home Loan Bank advances ...............................      (2,220,882)      (9,381,541)
  Net increase in other borrowings ..........................................       5,000,000                0
  Purchase of treasury stock ................................................               0         (255,056)
  Proceeds from issuance of common stock, net ...............................       4,979,994              925
                                                                                ------------------------------
        Net cash provided by financing activities ...........................   $  92,526,459    $  34,627,375
                                                                                ------------------------------

        Net increase in cash and due from banks .............................       5,005,751        5,333,457
Cash and due from banks, beginning ..........................................      20,217,219       15,130,357
                                                                                ------------------------------
Cash and due from banks, ending .............................................   $  25,222,970    $  20,463,814
                                                                                ==============================
Supplemental disclosure of cash flow information,
  cash payments for:
  Interest ..................................................................   $  10,345,251    $  11,616,540
                                                                                ==============================
  Income/franchise taxes ....................................................   $     860,402    $   1,174,613
                                                                                ==============================
Supplemental schedule of noncash investing activities:
  Change in accumulated other comprehensive income,
  unrealized gains (losses) on securities available for sale, net ...........   $     (25,136)   $   1,634,702
                                                                                ==============================

See Notes to Consolidated Financial Statements

Part I
Item 1

                               QCR HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of QCR Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company ("Quad City Bank & Trust"), Cedar Rapids Bank and Trust Company ("Cedar Rapids Bank & Trust"), Quad City Bancard, Inc. ("Bancard"), Allied Merchant Services, Inc. ("Allied"), QCR Capital Trust I ("Capital Trust"), and Quad City Liquidation Corporation ("QCLC"). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition to six wholly owned subsidiaries, the Company has an aggregate investment of $268 thousand in four associated companies, Nobel Electronic Transfer, LLC, Nobel Real Estate Investors, LLC, Velie Plantation Holding Company, and Clarity Merchant Services, Inc. Effective November 1, 2001, the Company changed its name from Quad City Holdings, Inc. to QCR Holdings, Inc., and its Nasdaq SmallCap trading symbol to "QCRH".

NOTE 3 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                                  Three months ended         Nine months ended
                                                       March 31,                 March 31,
                                                -----------------------   -----------------------
                                                   2002         2001         2002         2001
                                                -------------------------------------------------
Net income, basic and diluted
  earnings ..................................   $  614,083   $  622,871   $1,951,693   $1,627,065
                                                =================================================
Weighted average common shares outstanding ..    2,743,668    2,265,420    2,665,972    2,269,476
Weighted average common shares issuable
  upon exercise of stock options ............       61,241       45,692       52,702       47,335
                                                -------------------------------------------------
Weighted average common and
  common equivalent shares
  outstanding ...............................    2,804,909    2,311,112    2,718,674    2,316,811
                                                =================================================

NOTE 4 - BUSINESS SEGMENT INFORMATION

Selected financial information on the Company's business segments is presented as follows for the three month and six month periods ended March 31, 2002 and 2001, respectively.

                                           Three months ended            Nine months ended
                                               March 31,                      March 31,
                                    ------------------------------------------------------------
                                         2002           2001            2002            2001
                                    ------------------------------------------------------------
Revenue :
  Commercial banking ............   $  7,824,929    $  7,823,729    $ 23,521,387    $ 22,893,415
  Merchant credit card processing        453,618         463,347       1,564,621       1,369,481
  Trust management ..............        593,759         566,017       1,591,116       1,583,304
  All other .....................         38,352          58,507         119,574          95,721
                                    ------------------------------------------------------------
          Total revenue .........   $  8,910,658    $  8,911,600    $ 26,796,698    $ 25,941,921
                                    ============================================================

Net income (loss) :
  Commercial banking ............   $    805,440    $    640,705    $  2,218,832    $  1,806,618
  Merchant credit card processing        (45,493)         48,854         121,558         139,254
  Trust management ..............        173,492         146,777         391,188         367,016
  All other .....................       (319,356)       (213,465)       (779,885)       (685,823)
                                    ------------------------------------------------------------
          Total net income ......   $    614,083    $    622,871    $  1,951,693    $  1,627,065
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

PART 1
ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

QCR Holdings, Inc. (the "Company") is the parent company of Quad City Bank & Trust, Cedar Rapids Bank & Trust, and Quad City Bancard, Inc. Effective November 1, 2001, the Company changed its name to QCR Holdings, Inc. from Quad City Holdings, Inc.

Quad City Bank & Trust is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation. Quad City Bank & Trust commenced operations in January 1994 and provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its four offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois.

Cedar Rapids Bank & Trust is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation. The Company commenced operations in Cedar Rapids in June 2001 operating as a branch of Quad City Bank & Trust. The Cedar Rapids branch operation began functioning under the Cedar Rapids Bank & Trust charter in September 2001. Cedar Rapids Bank & Trust provides full-service commercial and consumer banking service to Cedar Rapids and adjacent communities through its office located in the GreatAmerica Building in downtown Cedar Rapids, Iowa.

Quad City Bancard, Inc. ("Bancard") provides merchant credit card processing services. Bancard has contracted with independent sales organizations ("ISOs") that market credit card services to merchants throughout the country. In March 1999, Bancard formed its own subsidiary ISO, Allied Merchant Services, Inc., for the purpose of generating additional credit card processing business. At March 31, 2002, approximately 20,400 merchants were processing transactions with Bancard.

The Company has a fiscal year end of June 30.

FINANCIAL CONDITION

Total assets of the Company increased by $94.6 million or 24% to $495.5 million at March 31, 2002 from $400.9 million at June 30, 2001. The growth resulted primarily from increases in the loan and securities portfolios funded by deposits received from customers and by proceeds received from a private placement of Company common stock, Federal Home Loan Bank advances, and other borrowings.

Cash and due from banks increased by $5.0 million or 25% to $25.2 million at March 31, 2002 from $20.2 million at June 30, 2001. Cash and due from banks represented both cash maintained at its subsidiary banks, as well as funds that the Company and its banks had deposited in other banks in the form of demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At March 31, 2002, the subsidiary banks had $10.2 million invested in such funds. This amount increased by $2.4 million or 31% from $7.8 million at June 30, 2001.

Certificates of deposit at financial institutions decreased by $1.0 million or 10% to $9.5 million at March 31, 2002 from $10.5 million at June 30, 2001. During the first nine months of fiscal 2002, the certificate of deposit portfolio had 28 maturities totaling $2.7 million and 17 purchases totaling $1.7 million.

Securities increased by $16.2 million or 29% to $72.9 million at March 31, 2002 from $56.7 million at June 30, 2001. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $1.4 million were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $105 thousand. Maturities and calls of securities occurred in the amount of $6.4 million, sales of securities totaled $101 thousand, and the Company experienced a $34 thousand decrease in the fair value of securities, classified as available for sale. These portfolio decreases were offset by the purchase of an additional $24.3 million of securities, classified as available for sale.

Total loans receivable increased by $72.3 million or 25% to $360.2 million at March 31, 2002 from $287.9 million at June 30, 2001. The increase was the result of the origination or purchase of $430.4 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $381 thousand, and loan repayments or sales of loans of $357.8 million. During the nine months ended March 31, 2002, Quad City Bank & Trust contributed $362.3 million, or 84%, and Cedar Rapids Bank & Trust contributed $68.1 million, or 16%, of the Company's loan originations or purchases. The mix of loan types within the Company's portfolio remained relatively unchanged from June 30, 2001, reflecting 78% commercial, 11% real estate and 11% consumer loans. The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.

The allowance for estimated losses on loans was $5.4 million at March 31, 2002 compared to $4.2 million at June 30, 2001, an increase of $1.2 million or 27%. The adequacy of the allowance for estimated losses on loans was determined based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions, and other factors that, in management's judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. The loan portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed on all credits risk-rated less than "fair quality" and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the board of directors. Although management believes that the allowance for estimated losses on loans at March 31, 2002 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. Along with other financial institutions, management shares a concern for the possible continued softening of the economy in the coming months. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs and delinquencies could rise and require further increases in the provision.

Net charge-offs for the nine months ended March 31, were $381 thousand in 2002 and $201 thousand in 2001. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the held for investment loan portfolio. The allowance for estimated losses on loans as a percentage of held for investment loans was 1.5% at both March 31, 2002 and June 30, 2001.

At March 31, 2002, total nonperforming assets were $2.4 million compared to $1.7 million at June 30, 2001. The $636 thousand increase was the result of a $377 thousand increase in nonaccrual loans and an increase of $259 thousand in accruing loans past due 90 days or more. All of the Company's nonperforming assets are located in the loan portfolio at Quad City Bank & Trust. The loans in the Cedar Rapids Bank & Trust loan portfolio have been made fairly recently, and none of the loans have been categorized as nonperforming assets. As the loan portfolio at Cedar Rapids Bank & Trust matures, it is likely that there will be nonperforming loans or charge-offs associated with the portfolio.

Nonaccrual loans were $1.6 million at March 31, 2002 compared to $1.2 million at June 30, 2001, an increase of $377 thousand. The increase in nonaccrual loans was comprised of an increase in commercial loans of $785 thousand, partially offset by decreases in real estate loans of $396 thousand and consumer loans of $12 thousand. The net increase in nonaccrual commercial loans was primarily due to the addition of a single, fully collateralized loan at Quad City Bank & Trust with an outstanding balance of $737 thousand. In general, nonaccrual loans consisted primarily of loans that were well collateralized and were not expected to result in material losses, and represented less than one percent of the Company's held for investment loan portfolio at March 31, 2002.

From June 30, 2001 to March 31, 2002, accruing loans past due 90 days or more increased from $495 thousand to $754 thousand, respectively. The $259 thousand net increase was primarily due to the addition of three loans at Quad City Bank & Trust, with an aggregate outstanding balance of $344 thousand, which were not anticipated to produce any material losses. These additions were partially offset by a net decrease in accruing real estate loans past due 90 days or more.

Premises and equipment showed an increase of $573 thousand or 7% to $9.2 million at March 31, 2002 from $8.6 million at June 30, 2001. The increase resulted from the purchase of additional furniture, fixtures and equipment and leasehold improvements of $1.3 million during the period offset by depreciation expense of $686 thousand. The opening of a permanent, main banking facility in Cedar Rapids on September 28, 2001 accounted for $773 thousand, or 61%, of the premises and equipment capital additions during the first nine months of fiscal 2002.

Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $282 thousand or 10% to $3.1 million at March 31, 2002 from $2.9 million at June 30, 2001. The increase was primarily due to greater average outstanding balances in interest-bearing assets.

Other assets decreased by $56 thousand or less than 1% to $10.5 million at March 31, 2002 from $10.6 million at June 30, 2001. The three largest components of other assets at March 31, 2002 were $2.8 million in Federal Reserve Bank and Federal Home Loan Bank stock, $2.6 million in cash surrender value of life insurance contracts and $2.0 million in prepaid Visa/Mastercard processing. Other assets also included accrued trust department fees, other miscellaneous receivables, and various prepaid expenses.

Deposits increased by $61.9 million or 20% to $364.0 million at March 31, 2002 from $302.1 million at June 30, 2001. The increase resulted from a $34.6 million net increase in non-interest bearing, NOW, money market and other savings accounts and a $27.3 million net increase in interest-bearing certificates of deposit.

Short-term borrowings increased $3.0 million or 10% from $28.3 million at June 30, 2001 to $31.3 million at March 31, 2002. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from some of their correspondent banks. As of both March 31, 2002 and June 30, 2001, short-term borrowings were comprised entirely of customer repurchase agreements.

Federal Home Loan Bank advances increased by $17.8 million, or 60%, to $47.5 million at March 31, 2002 from $29.7 million at June 30, 2001. As a result of their memberships in the FHLB of Des Moines, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly source of funds than customer deposits.

Other borrowings, which were zero at June 30, 2001, grew to $5.0 million at March 31, 2002. The Company drew a $5.0 million advance on a line of credit at its primary correspondent bank as partial funding for the capitalization of Cedar Rapids Bank & Trust.

In June 1999, the Company issued 1,200,000 shares of trust preferred securities through a newly formed subsidiary, QCR Capital Trust I. On the Company's balance sheet these securities are included with liabilities and are presented as "company obligated manditorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures", and were $12.0 million at both March 31, 2002 and June 30, 2001.

Other liabilities were $5.0 million at March 31, 2002 up $104 thousand, or 2%, from $4.9 million at June 30, 2001. Other liabilities was comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At March 31, 2002, the most significant component of other liabilities was $1.8 million of interest payable.

Common stock at March 31, 2002 increased by $479 thousand, or 21%, to $2.8 million from $2.3 million at June 30, 2001. The increase was primarily the result of the Company's private placement of 475,424 additional shares of common stock at $11.00 per share. The funds received as a result of this issuance were largely from residents of the Cedar Rapids area and were used as partial funding for the capitalization of Cedar Rapids Bank & Trust. During fiscal 2001, the Company acquired 18,650 treasury shares at a total cost of $255 thousand.

Additional paid-in capital totaled $16.6 million at March 31, 2002 and $12.1 million at June 30, 2001. The increase of $4.5 million, or 37%, resulted primarily from proceeds received in excess of the $1.00 per share par value, net of issuance costs, for the 475,424 shares of common stock issued as the result of the Company's private placement offering.

Retained earnings increased by $1.9 million, or 20%, to $11.6 million at March 31, 2002 from $9.7 million at June 30, 2001. The increase reflected net income for the nine-month period.

Unrealized gains on securities available for sale, net of related income taxes, totaled $481 thousand at March 31, 2002 as compared to $506 thousand at June 30, 2001. The decrease in gains of $25 thousand was attributable to the decrease during the period in fair value of the securities identified as available for sale.

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

One method used to quantify interest rate risk is the net portfolio value analysis. This analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The most recent net portfolio value analysis, as of December 31, 2001, projected that net portfolio value would decrease by approximately 8.03% if interest rates would rise 200 basis points over the next year. It projected an increase in net portfolio value of approximately 7.51% if interest rates would drop 200 basis points. Both simulations are within board-established policy limits.

RESULTS OF OPERATIONS

OVERVIEW

Net income for the third quarter ended March 31, 2002 was $614 thousand as compared to net income of $623 thousand for the same period in 2001, a decrease of $9 thousand or 1%. Basic earnings per share for the third quarter of fiscal 2002 decreased to $0.22 from $0.28 in fiscal 2001. For the third quarter ended March 31, 2002, net interest income improved by 33% while noninterest income improved by 12%, for a combined improvement of $1.2 million when compared to the same period in 2001. Offsetting the improvements in revenue for the Company were increases in noninterest expense of $924 thousand and the provision for loan losses of $349 thousand.

Net income for the nine-month period ended March 31, 2002 was $2.0 million as compared to net income of $1.6 million for the same period in 2001, an increase of $325 thousand or 20%. Basic earnings per share for the first nine months of fiscal 2002 increased to $0.73 from $0.72 in fiscal 2001. When compared to fiscal 2001, the first nine months of fiscal 2002 reflected significant growth in both net interest income and noninterest income for the Company. For the nine month period ended March 31, 2002, net interest and noninterest income improved by 27% and 33%, respectively, for a combined increase of $3.8 million when compared to the same period in 2001. Quad City Bank & Trust generated much of the improvement in net interest margin, as well as a large increase in the gains on sales of residential real estate loans during the period. Offsetting these revenue improvements for the Company were increases in noninterest expense of
$2.6 million and the provision for loan losses of $869 thousand. During the first nine months of fiscal 2002, pre-tax costs associated with the Company's operation of the Cedar Rapids Bank & Trust subsidiary were approximately $1.7 million, and were the primary contributors to the climb in noninterest expense. While the after-tax start-up losses at Cedar Rapids Bank & Trust, including the pre-charter losses, were $900 thousand for the nine months ended March 31, 2002, these losses were less than anticipated, and Cedar Rapids Bank and Trust's growth was more rapid than expected. Management remains confident that the decision to enter the Cedar Rapids market will provide significant long-term benefits to the Company. Also impacting noninterest expense for both the quarter and nine months ended March 31, 2002 were legal costs at the Company's subsidiary, Quad City Bancard, related to its arbitration proceedings to collect a large customer receivable and the subsequent settlement of the dispute in February 2002. As a result of the settlement, an amount was paid by the customer to Bancard, which resulted in the collection of the receivable, less an amount that approximated the costs of continued arbitration. The effect of the settlement was a reduction in third quarter after-tax earnings of approximately $175,000, or $.06 per share. After careful consideration, management made the determination that a settlement at that time was the most cost effective option for the Company.

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

The Company's average yield on interest-earning assets decreased 1.50% for the third quarter ended March 31, 2002 when compared to the third quarter ended March 31, 2001. With the same comparison, the average cost of interest-bearing liabilities declined 2.09% resulting in a 0.59% increase in the net interest spread of 2.60% at March 31, 2001 to 3.19% at March 31, 2002. The widening of the net interest spread created a significant improvement in the Company's net interest margin. For the three months ended March 31, 2002, the net interest margin was 3.66% compared to 3.29% for the same period in 2001.

The Company's average yield on interest-earning assets decreased 1.27% for the nine months ended March 31, 2002 when compared to the nine months ended March 31, 2001. With the same comparison, the average cost of interest-bearing liabilities declined 1.62% resulting in a 0.35% increase in the net interest spread of 2.90% at March 31, 2001 to 3.25% at March 31, 2002. The widening of the net interest spread created a significant improvement in the Company's net interest margin. For the nine months ended March 31, 2002, the net interest margin was 3.68% compared to 3.33% for the same period in 2001. Management has aggressively managed the Company's cost of funds during the dramatic drop in short-term interest rates since January 2001, and continues to closely monitor and manage net interest margin.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Interest income decreased by $198 thousand to $7.1 million for the three-month period ended March 31, 2002 when compared to $7.3 million for the quarter ended March 31, 2001. The decrease of 3% in interest income was attributable to reduced interest rates partially offset by greater average, outstanding balances in interest earning assets, principally with respect to loans receivable. The Company's average yield on interest-earning assets decreased 1.50% for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001.

Interest expense decreased by $1.2 million from $4.3 million for the three-month period ended March 31, 2001 to $3.1 million for the three-month period ended March 31, 2002. The 27% decrease in interest expense was caused by significant reductions in interest rates, partially offset by greater average, outstanding balances in interest-bearing liabilities, principally with respect to customers' deposits in subsidiary banks, Federal Home Loan Bank advances and other borrowings. The Company's average cost of interest-bearing liabilities declined 2.09% for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001.

At both March 31, 2002 and June 30, 2001, the Company had an allowance for estimated losses on loans of approximately 1.5% of held for investment loans. The provision for loan losses increased by $349 thousand from $148 thousand for the three-month period ended March 31, 2001 to $497 thousand for the three-month period ended March 31, 2002. During the third quarter of fiscal 2002, management made monthly provisions for loan losses based upon a number of factors, including principally the increase in loans and a detailed analysis of the loan portfolio. The $349 thousand increase was attributed 80% or $278 thousand to growth in the loan portfolio, and 20% or $71 thousand to downgrades within the portfolio. For the three months ended March 31, 2002, commercial loan charge-offs totaled $51 thousand, which was a single fully reserved loan, and recoveries totaled $1 thousand. Consumer loan charge-offs and recoveries totaled $32 thousand and $51 thousand, respectively, during the quarter. Real estate loans had no charge-offs or recoveries for the three months ended March 31, 2002.

Noninterest income of $1.8 million for the three-month period ended March 31, 2002 was a $196 thousand, or 12%, increase from $1.6 million for the three-month period ended March 31, 2001. Noninterest income during each of the quarters in comparison consisted primarily of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The third quarter of fiscal 2002, when compared to the same quarter in fiscal 2001, posted a $12 thousand increase in fees earned by the merchant credit card operation of Bancard. This 3% improvement in merchant credit card fees was the result of Bancard's ongoing effort to develop existing and build new ISO relationships as a replacement for the termination in May 2000 of its largest ISO processing contract. Gains on the sale of residential real estate mortgage loans, net, increased $104 thousand from the third quarter of fiscal 2001 to the same quarter in fiscal 2002. The activity within this area of the subsidiary banks was stimulated by interest rates lower than those seen during the same period last year. Additional increases in noninterest income consisted of a $28 thousand increase in trust department fees, a $37 thousand increase in deposit service fees, and a $15 thousand increase in other noninterest income. Other noninterest income in each quarter consisted primarily of investment advisory and management fees, rent income and fees collected from correspondent banks.

In November 1999, Bancard's largest ISO notified Bancard that it intended to terminate its processing relationship in May 2000 and start processing its own transactions, as per a previous agreement. As anticipated, processing for this ISO ceased in May 2000 eliminating approximately 64% of Bancard's average monthly processing volume. For the third quarter of fiscal 2000, just prior to the termination, Bancard's processing volume was $290 million. Bancard has since created additional ISO relationships and developed the relationships with existing ISOs successfully rebuilding and expanding processing volumes. Bancard's dollar volume of transactions processed during the third quarter of fiscal 2002 was $301 million compared to $223 million for the same period in fiscal 2001 for an increase of $78 million or 35%. Bancard's processing volumes are now above the level existing prior to the termination of processing with the original ISO. Merchant credit card fees for the three months ended March 31, 2002 included a $104 thousand charge related to the arbitration settlement with Nova. Exclusive of the settlement, fees would have increased by 29%, which is more reflective of the improvement in processing volumes.

For the quarter ended March 31, 2002, trust department fees increased $28 thousand, or 5%, to $594 thousand from $566 thousand for the same quarter in 2001. The increase was primarily due to the continued development of existing trust relationships and the addition of new trust customers, partially offset by the reduced market values of securities held in trust accounts and the resulting impact in the calculation of trust fees.

Deposit service fees increased $37 thousand, or 17%, to $255 thousand from $218 thousand for the three-month periods ended March 31, 2002 and March 31, 2001, respectively. This increase was primarily a result of the growth in deposit accounts of $54.9 million, or 18%, since March 31, 2001. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, were $418 thousand for the three months ended March 31, 2002, which reflected an increase of 33%, or $104 thousand, from $314 thousand for the three months ended March 31, 2001. The increase resulted from larger numbers of both home refinances and home purchases, and the subsequent sale of the majority of these loans into the secondary market. The decline in interest rates during our fiscal year, which began July 1, 2001, stimulated the activity within this area of the subsidiary banks.

For the quarter ended March 31, 2002, other noninterest income increased $15 thousand, or 11%, to $147 thousand from $132 thousand for the same quarter in 2001. The increase was primarily due to the improved profitability of two of the associated companies in which the Company holds an interest, in combination with an increase in item processing fees at Quad City Bank & Trust.

The primary components of noninterest expenses were mainly salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both quarters. Noninterest expenses for the three months ended March 31, 2002 were $4.4 million as compared to $3.5 million for the same period in 2001, for an increase of $924 thousand or 27%.

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2002 and 2001.

                              Noninterest Expenses

                                                 Three months ended
                                                      March 31,
                                               -----------------------
                                                  2002         2001     % change
                                               ---------------------------------
Salaries and employee benefits ............    $2,538,376   $2,105,388     20.6%
Professional and data processing fees .....       326,536      267,494     22.1%
Advertising and marketing .................       148,287      113,078     31.1%
Occupancy and equipment expense ...........       605,659      488,593     24.0%
Stationery and supplies ...................       125,271       82,959     51.0%
Postage and telephone .....................       126,673       98,173     29.0%
Other .....................................       524,385      315,781     66.1%
                                               ---------------------------------
        Total noninterest expenses ........    $4,395,187    3,471,466     26.6%
                                               =================================

Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the quarter ended March 31, 2002, total salaries and benefits increased to $2.5 million or $433 thousand over the previous year's quarter total of $2.1 million. The increase was primarily due to the addition of employees for the Cedar Rapids Bank & Trust operation, which did not open for business until June, 2001. Professional and data processing fees increased from $267 thousand for the three months ended March 31, 2001 to $326 thousand for the same three-month period in 2002. The $59 thousand increase was predominately due to increases in data processing and consulting fees at the subsidiary banks, partially offset by a decrease in legal fees resulting from the settlement of legal proceedings between Bancard and PMT Services, Inc. in February 2002. Occupancy and equipment expense increased $117 thousand or 24% for the quarter. The increase was predominately due to the addition of Cedar Rapids Bank & Trust's permanent full service banking facility in September 2001, and the resulting increased levels of rent, utilities, depreciation, maintenance, and other occupancy expenses. Stationary and supplies increased $42 thousand from $83 thousand for the three months ended March 31, 2001 to $125 thousand for the same period in 2002. The addition of Cedar Rapids Bank & Trust accounted for $28 thousand, or 67% of this increase. Other noninterest expense increased $209 thousand or 66% for the quarter. The increase was primarily due to a $170 thousand merchant credit card loss resulting from the settlement of an arbitration dispute between Bancard and Nova Information Systems, Inc. A settlement amount was paid to Bancard, which was the receivable due from Nova less an amount that approximated the costs of continued arbitration. Also, the increased noninterest expense in the third quarter of fiscal 2002 was the result of increased expense incurred by the subsidiary banks for service charges from their upstream banks and insurance.

The provision for income taxes was $274 thousand for the three-month period ended March 31, 2002 compared to $356 thousand for the three-month period ended March 31, 2001 for a decrease of $82 thousand or 23%. The decrease was the result of a decrease in income before income taxes of $90 thousand or 9% for the fiscal 2002 quarter when compared to the fiscal 2001 quarter, in combination with a reduction in the Company's effective tax rate.

NINE MONTHS ENDED MARCH 31, 2002 AND 2001

Interest income decreased $594 thousand to $20.9 million for the nine-month period ended March 31, 2002 when compared to $21.5 million for the nine months ended March 31, 2001. The decrease of 3% in interest income was attributable to reduced interest rates partially offset by greater average, outstanding balances in interest earning assets, principally with respect to loans receivable. The Company's average yield on interest-earning assets decreased 1.27% for the nine months ended March 31, 2002 when compared to the nine months ended March 31, 2001.

Interest expense decreased by $3.0 million from $12.8 million for the nine-month period ended March 31, 2001 to $9.8 million for the nine-month period ended March 31, 2002. The 23% decrease in interest expense was caused by significant reductions in interest rates partially offset by greater average, outstanding balances in interest-bearing liabilities, principally with respect to customers' deposits in subsidiary banks, Federal Home Loan Bank advances and other borrowings. The Company's average cost of interest-earning liabilities declined 1.62% for the nine months ended March 31, 2002 when compared to the nine months ended March 31, 2001.

At both March 31, 2002 and June 30, 2001, the Company had an allowance for estimated losses on loans of approximately 1.5% of held for investment loans. The provision for loan losses increased by $869 thousand from $668 thousand for the nine-month period ended March 31, 2001 to $1.5 million for the nine-month period ended March 31, 2002. During the first nine months of fiscal 2002, management made monthly provisions for loan losses based upon a number of factors, principally the increase in loans and a detailed analysis of the loan portfolio. The $869 thousand increase was attributed 74% or $642 thousand to growth in the loan portfolio, and 26% or $227 thousand to downgrades within the portfolio. During the nine months ended March 31, 2002, commercial loan charge-offs totaled $383 thousand, which was comprised of two fully reserved loans, and recoveries totaled $29 thousand. Consumer loan charge-offs and recoveries totaled $127 thousand and $100 thousand, respectively, during the period. Real estate loans had no charge-offs or recoveries for the nine months ended March 31, 2002.

Noninterest income of $5.9 million for the nine-month period ended March 31, 2002 was a $1.5 million, or 33%, increase from $4.4 million for the nine-month period ended March 31, 2001. Noninterest income during each of the periods in comparison consisted primarily of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The first nine months of fiscal 2002, when compared to the same period in fiscal 2001, posted a $234 thousand increase in fees earned by the merchant credit card operation of Bancard. This 19% improvement in merchant credit card fees was the result of Bancard's ongoing effort to develop existing and build new ISO relationships as a replacement for the termination in May 2000 of its largest ISO processing contract. Gains on the sale of residential real estate mortgage loans, net, increased $1.0 million from the first nine months of fiscal 2001 to the same period in fiscal 2002. The activity within this area of the subsidiary banks was stimulated by an environment of lower interest rates. Additional increases in noninterest income consisted of a $154 thousand increase in deposit service fees and an $8 thousand improvement in fees earned by the trust department. Partially offsetting these revenue improvements was a 2% decrease in other noninterest income. Other noninterest income in each quarter consisted primarily of investment advisory and management fees, rent income and fees collected from correspondent banks.

In November 1999, Bancard's largest ISO notified Bancard that it intended to terminate its processing relationship in May 2000 and start processing its own transactions, as per a previous agreement. As anticipated, processing for this ISO ceased in May 2000 eliminating approximately 64% of Bancard's average monthly processing volume. For the nine months ended March 31, 2000, just prior to termination, Bancard's processing volume was $773 million. Bancard has since built additional ISO relationships and developed the relationships with existing ISOs, successfully rebuilding and expanding processing volumes. Bancard's dollar volume of transactions processed during the first nine months of fiscal 2002 was $870 million compared to $624 million for the same period in fiscal 2001 for an increase of $246 million or 39 %. Bancard's processing volumes are now above the level existing prior to the termination of processing with the original ISO. Merchant credit card fees for the nine months ended March 31, 2002 included a $104 thousand charge related to the arbitration settlement with Nova. Exclusive of the settlement, fees would have increased by 28%, which is more reflective of the improvement in processing volumes.

For the nine months ended March 31, 2002, trust department fees increased $8 thousand, or less than 1%, to remain at $1.6 million as they were for the same period in 2001. The nominal increase was primarily a reflection of the development of existing trust relationships and the addition of new trust customers, almost entirely offset by the reduced market value of securities held in trust accounts and the resulting impact in the calculation of trust fees.

Deposit service fees increased $154 thousand, or 27%, to $719 thousand from $565 thousand for the nine-month periods ended March 31, 2002 and March 31, 2001, respectively. This increase was primarily a result of both the new deposit accounts fee structure that was implemented beginning February 1, 2001 and the growth in deposit accounts of $54.9 million, or 18%, since March 31, 2001. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, was $1.6 million for the nine months ended March 31, 2002, which reflected an increase of 170%, or $1.0 million, from $611 thousand for the nine months ended March 31, 2001. The increase resulted from larger numbers of both home refinances and home purchases, and the subsequent sale of the majority of these loans into the secondary market. The decline in interest rates since the beginning of calendar year 2001 dramatically accelerated the activity within this area of the subsidiary banks.

For the nine months ended March 31, 2002, other noninterest income decreased $8 thousand, or 2%, to $472 thousand from $480 thousand for the same period in 2001. The decrease was primarily due to decreases in rental income and investment advisory and management fees, partially offset by the improved profitability of two of the associated companies in which the Company holds an interest. An expansion of the real estate and trust departments at the Moline, Illinois facility eliminated space that had previously generated rental income.

The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both nine-month periods. Noninterest expenses for the nine months ended March 31, 2002 were $12.6 million as compared to $10.0 million for the same period in 2001, for an increase of $2.6 million or 26%.

The following table sets forth the various categories of noninterest expenses for the nine months ended March 31, 2002 and 2001.

                              Noninterest Expenses

                                                  Nine months ended
                                                       March 31,
                                               ------------------------
                                                   2002         2001    % change
                                               ---------------------------------
Salaries and employee benefits .............   $ 7,312,734  $ 5,840,949    25.2%
Professional and data processing fees ......     1,111,237      859,753    29.3%
Advertising and marketing ..................       434,930      393,430    10.6%
Occupancy and equipment expense ............     1,743,244    1,406,658    23.9%
Stationery and supplies ....................       361,037      253,449    42.5%
Postage and telephone ......................       356,135      292,141    21.9%
Other ......................................     1,320,784      968,895    36.3%
                                               ---------------------------------
        Total noninterest expenses .........   $12,640,101   10,015,275    26.2%
                                               =================================

Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the nine months ended March 31, 2002, total salaries and benefits increased to $7.3 million or $1.5 million over the previous year's nine-month total of $5.8 million. The addition of employees to staff the Cedar Rapids Bank & Trust operation accounted for $1.2 million, or 83%, of this increase. A slight increase from March 2001 to March 2002 in the number of Quad City Bank & Trust employees, and increased incentive compensation to real estate officers proportionate to the increased volumes of gains on sales of loans comprised the balance of the change in salary and benefits expense. Professional and data processing fees increased from $860 thousand for the nine months ended March 31, 2001 to $1.1 million for the same nine-month period in 2001. The $251 thousand increase was predominately due to legal fees resulting from the legal proceedings between Bancard and Nova Information Services, Inc. and the additional professional and data processing fees related to Cedar Rapids Bank & Trust. Occupancy and equipment expense increased $337 thousand or 24% for the period. The increase was predominately due to the additions of Quad City Bank & Trust's fourth full service banking facility in late October 2000 and Cedar Rapids Bank & Trust's permanent full service banking facility in September 2001, and the resulting increased levels of rent, utilities, depreciation, maintenance, and other occupancy expenses. Stationary and supplies increased $108 thousand from $253 thousand for the nine months ended March 31, 2001 to $361 thousand for the same period in 2002. The addition of Cedar Rapids Bank & Trust accounted for $69 thousand, or 64% of this increase. Other noninterest expense increased $352 thousand or 36% for the period. Significantly contributing to this increase was a $170 thousand merchant credit card loss resulting from the settlement of an arbitration dispute between Bancard and Nova Information Systems, Inc. A settlement amount was paid to Bancard, which was the receivable due from Nova less an amount that approximated the costs of continued arbitration. Also making contributions to the increase in noninterest expense were increased insurance expense, and increased expense incurred by the subsidiary banks for miscellaneous lending expense and service charges from upstream banks.

The provision for income taxes was $904 thousand for the nine-month period ended March 31, 2002 compared to $876 thousand for the nine-month period ended March 31, 2001 for an increase of $28 thousand or 3%. The increase was the result of an increase in income before income taxes of $353 thousand or 14% for the fiscal 2002 period when compared to the fiscal 2001 period, partially offset by a reduction in the Company's effective tax rate.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash provided by operating activities, consisting primarily of the proceeds on sales of loans, was $4.4 million for the nine months ended March 31, 2002 compared to $4.4 million net cash used for the same period in 2001. Net cash used in investing activities, consisting principally of loan originations, was $91.9 million for the nine months ended March 31, 2002 and $24.9 million for the nine months ended March 31, 2001. Net cash provided by financing activities, consisting primarily of deposit growth, proceeds from Federal Home Loan Bank (FHLB) advances, and net proceeds from other borrowings for the nine months ended March 31, 2002 was $92.5 million and for the same period in 2001 was $34.6 million.

The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At March 31, 2002, the subsidiary banks had seven unused lines of credit totaling $36.0 million of which $4.0 million was secured and $32.0 million was unsecured. At June 30, 2001, the subsidiary banks had six unused lines of credit totaling $31.0 million of which $8.0 million was secured and $23.0 million was unsecured. At March 31, 2002, the Company also had a secured line of credit for $10.0 million, of which $5.0 million had been used as partial funding for the capitalization of Cedar Rapids Bank & Trust. At June 30, 2001, the Company had an unused line of credit for $3.0 million, which was secured.

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

RECENT REGULATORY DEVELOPMENTS

On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA
PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations suspected of engaging in terrorist acts or money laundering activities.

During the first quarter of 2002, the Financial Crimes Enforcement Network (FinCEN), a bureau of the Department of the Treasury, issued proposed and interim regulations as mandated by the USA PATRIOT Act that would: (i) prohibit certain financial institutions from providing correspondent accounts to foreign shell banks; (ii) require such financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks; (iii) require certain financial institutions that provide correspondent accounts to foreign banks to maintain records of the ownership of such foreign banks and their agents in the United States; (iv) require the termination of correspondent accounts of foreign banks that fail to turn over their account records in response to a lawful request from the Secretary of the Treasury or the Attorney General; and (v) encourage information sharing among financial institutions and federal law enforcement agencies to identify, prevent, deter and report money laundering and terrorist activity. To date, it has not been possible to predict the impact the USA PATRIOT ACT and its implementing regulations may have on the Company or the Banks in the future.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This document (including  information  incorporated by reference) contains,  and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

  o The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.

  o The economic impact of the terrorist attacks that occurred on September 11th, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.

  o The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

  o The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company's assets) and the policies of the Board of Governors of the Federal Reserve System.

  o  The ability of the Company to compete with other financial  institutions as
     effectively  as  the  Company   currently   intends  due  to  increases  in
     competitive pressures in the financial services sector.

  o The inability of the Company to obtain new customers and to retain existing customers.

  o The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

  o Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

  o The ability of the Company to develop and maintain secure and reliable electronic systems.

  o The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

  o Consumer spending and saving habits which may change in a manner that affects the Company's business adversely.

  o Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected.

  o  The costs, effects and outcomes of existing or future litigation.

  o Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

  o The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Part II

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1 Legal Proceedings

Bancard was the holder of an account receivable in the approximate amount of $1,700,000 owing from PMT Services, Inc. ("PMT"). PMT is a subsidiary of Nova Information Systems, Inc. ("Nova"), which was acquired by U.S. Bancorp in July 2001. This receivable arose pursuant to Bancard's provision of electronic credit card sales authorization and settlement services to PMT pursuant to a written contract that includes PMT's obligation to indemnify Bancard for credit card chargeback losses arising from those services. PMT failed to timely pay Bancard for monthly invoices, including service charges and substantial chargeback losses, for the period beginning May, 2000. On September 25, 2000, PMT filed a lawsuit in federal court in Los Angeles, California, against Bancard and the Company. This lawsuit alleged tortious acts and breaches of contract by Bancard, the Company, and others and sought recovery from Bancard and the Company of not less than $3,600,000 of alleged actual damages, plus punitive damages. Bancard and the Company filed lawsuits in federal and state courts in Davenport, Iowa against PMT. These lawsuits sought a court order compelling PMT to participate in arbitration in Bettendorf, Iowa, as provided for in the pertinent contract documents, and to resolve the disputes between PMT, Bancard and the Company, including the unpaid account receivable. The federal court in Iowa ruled that the arbitration issue be determined by the state court in Iowa. Subsequently, the Iowa District Court of Scott County ruled that all claims, including the tort claims, would be arbitrated in Iowa. Because of that ruling, the California lawsuit was dismissed, and arbitration proceedings were to begin in March 2002. On February 21, 2002, QCR Holdings announced settlement of its arbitration dispute with Nova Information Systems, Inc. A settlement amount was paid by PMT/Nova to Bancard, which resulted in the collection of the receivable due from Nova, less an amount that approximated the costs of continued arbitration. The effect of the settlement was a reduction in third quarter after-tax earnings of approximately $175 thousand. While management continued to believe that Nova's claims were without merit, a determination was made that a settlement at that time was the most cost effective option for the Company.

Item 2   Changes in Securities and Use of Proceeds             -     None

Item 3   Defaults Upon Senior Securities                       -     None

Item 4   Submission of Matters to a Vote of Security Holders   -     None

Item 5   Other Information                                     -     None

Item 6   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              99.1 Shareholder letter dated May 2002 discussing earnings for the third quarter ended March 31, 2002 and related financial information.

              10.1     Executive Deferred Compensation Agreement dated
                       January 2002 for Todd A. Gipple, Executive Vice President and Chief Financial Officer of QCR Holdings, Inc.

              10.2 Executive Deferred Compensation Agreement dated June 2001 for Larry J. Helling, President and Chief Executive Officer of Cedar Rapids Bank and Trust Company.

         (b)  Reports on Form 8-K

              A report on Form 8-K was filed on  February  1, 2002 under
              Item 5, which reported the Company's second quarter financial information in the form of a press release.

              A report on Form 8-K was filed on February  22, 2002 under
              Item 5, which reviewed the Company's second quarter financial information in the form of a stockholder letter and issued information regarding the settlement of its arbitration dispute with Nova Information Systems, Inc. in the form of a press release.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           QCR HOLDINGS, INC.
                                           (Registrant)


Date  May 14, 2002                         /s/ Michael A. Bauer
      ---------------                      -------------------------------------
                                           Michael A. Bauer, Chairman

Date  May 14, 2002                         /s/ Douglas M. Hultquist
      ---------------                      -------------------------------------
                                           Douglas M. Hultquist, President
                                           Chief Executive Officer

Date  May 14, 2002                         /s/ Todd A. Gipple
      ---------------                      -------------------------------------
                                           Todd A. Gipple, Executive Vice
                                           President Chief Financial Officer