Form 10-K
period 2002-06-30
QCR HOLDINGS INC
filed 2002-08-28
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

Commission file number: 0-22208

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting common stock held by non-affiliates as of August 21, 2002 was approximately $35,500,000. As of August 21, 2002, the issuer had 2,749,447 shares of common stock outstanding.

                      Documents incorporated by reference:
   --------------------------------------------------------------------------
   Part III of Form 10-K - Proxy statement for annual meeting of stockholders to be held in October 2002.

Part I

Item 1.  Business

General. QCR Holdings, Inc. (the "Company") is a multi-bank holding company headquartered in Moline, Illinois that was formed in February 1993 under the laws of the state of Delaware. The Company serves the Quad City and Cedar Rapids communities. Its wholly owned subsidiaries, Quad City Bank and Trust Company, ("Quad City Bank & Trust") which is based in Bettendorf, Iowa and commenced operations in 1994, and Cedar Rapids Bank and Trust Company, ("Cedar Rapids Bank & Trust") which is based in Cedar Rapids, Iowa and commenced operations in 2001, provide full-service commercial and consumer banking and trust and asset management services. The Company also engages in merchant credit card processing through its wholly owned subsidiary, Quad City Bancard, Inc., based in Moline, Illinois. At the annual stockholders meeting held on October 24, 2001, the name of the Company was changed to QCR Holdings, Inc., effective November 1, 2001.

Quad City Bank & Trust was capitalized on October 13, 1993 and commenced operations on January 7, 1994. Quad City Bank & Trust is organized as an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation. Quad City Bank & Trust provides full service commercial and consumer banking, and trust and asset management services in the Quad Cities and adjacent communities through its four offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois.

Cedar Rapids Bank and Trust Company is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation. The Company commenced operations in Cedar Rapids in June 2001 operating as a branch of Quad City Bank & Trust. The Cedar Rapids branch operation then began functioning under the Cedar Rapids Bank & Trust charter in September 2001. Cedar Rapids Bank & Trust provides full-service commercial and consumer banking service to Cedar Rapids and adjacent communities through its office located in the GreatAmerica Building in downtown Cedar Rapids, Iowa.

Quad City Bancard, Inc. ("Bancard") was capitalized on April 3, 1995, as a Delaware corporation that provides merchant credit card processing services. This operation had previously been a division of Quad City Bank & Trust since July 1994. Currently, approximately 23,700 merchants process transactions with Bancard.

On March 29, 1999, Bancard formed its own independent sales organization ("ISO") subsidiary, Allied Merchant Services, Inc. ("Allied"), which generates merchant credit card processing business. Bancard owns 100% of Allied.

QCR Holdings Capital Trust I ("Capital Trust") was formed in April 1999 and capitalized in June 1999 in connection with the public offering of $12 million of 9.2% trust preferred capital securities due June 30, 2029, which are callable on June 30, 2004.

The Company owns 100% of Quad City Bank & Trust, Cedar Rapids Bank & Trust, and Bancard and 100% of the common securities of Capital Trust, and in addition to such ownership invests its capital in stocks of financial institutions and mutual funds, as well as participates in loans with Quad City Bank & Trust. In addition, to its wholly- owned subsidiaries, the Company has an aggregate investment of $255 thousand in four associated companies, Nobel Electronic Transfer, LLC, Nobel Real Estate Investors, LLC, Velie Plantation Holding Company, LLC and Clarity Merchant Services. Inc.

The Company and its subsidiaries collectively employed 208 individuals at June 30, 2002. No one customer accounts for more than 10% of revenues, loans or deposits. In August 2002, the Company's board of directors elected to change the Company's fiscla year end from June 30 to December 31. Because of this change, the Company will file a Form 10-K for the transition period between July 1, 2002 and December 31, 2002 and it will hold its annual meetings in April of each year instead of October. Therefore, after the 2002 annual meeting of stockholders being held on October 23, 2002, the 2003 annual meeting will be held in April 2003. The Company's subsidiaries are also expected to change their fiscal years to align their financial reporting with the Company's.

Competition. The Company currently has most of its operations in the highly competitive environment of the Quad Cities area. The Cedar Rapids market is also highly competitive with respect to financial services. Competitors include not only other commercial banks, credit unions, thrift institutions, and mutual funds, but also, insurance companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as the Company. Many of these unregulated competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services. Additionally, the Company competes in markets with a number of much larger financial institutions with substantially greater resources and larger lending limits. These competitive trends are likely to continue and may increase as a result of the continuing reduction on restrictions on the interstate operations of financial institutions. Under the Gramm-Leach-Bliley Act of 1999, effective in March of 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiary banks conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

The Board of Governors of the Federal Reserve System (the "Federal Reserve Board") regulates the Company and its subsidiaries. In addition, Quad City Bank & Trust and Cedar Rapids Bank & Trust are regulated by the Iowa Superintendent of Banking (the "Iowa Superintendent") and the Federal Deposit Insurance Corporation (the "FDIC").

Business. The Company's principal business consists of attracting deposits from the public and investing those deposits in loans and securities. The deposits of Quad City Bank & Trust and Cedar Rapids Bank & Trust are insured to the maximum amount allowable by the FDIC. The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits and borrowings. Its operating results are affected by merchant credit card fees, trust fees, deposit service charge fees, fees from the sales of residential real estate loans and other income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses and other administrative expenses. The Company's operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

Lending. The Company and its subsidiaries provide a broad range of commercial and retail lending and investment services to corporations, partnerships, individuals and government agencies. Quad City Bank & Trust and Cedar Rapids Bank & Trust actively market their services to qualified lending customers. Lending officers actively solicit the business of new borrowers entering their market areas as well as long-standing members of the local business community. The subsidiary banks have established lending policies which include a number of underwriting factors to be considered in making a loan, including location, loan to value ratio, cash flow, interest rate and the credit history of the borrower.

Quad City Bank & Trust's current lending limit is approximately $5.7 million. Its loan portfolio is comprised primarily of loans in the areas of commercial, residential real estate and consumer lending. As of June 30, 2002, commercial loans made up approximately 77% of the loan portfolio, while residential mortgages comprised approximately 12% and consumer lending comprised 11%.

Cedar Rapids Bank & Trust's current lending limit is approximately $1.5 million. Its loan portfolio is comprised primarily of loans in the areas of commercial, residential real estate and consumer lending. As of June 30, 2002, commercial loans made up approximately 87% of the loan portfolio, while residential mortgages comprised approximately 7% and consumer lending comprised 6%.

As part of the loan monitoring activity at both subsidiary banks, credit administration personnel interact with senior bank management weekly. Each of the banks has a loan review committee that meets on a monthly basis to review the loan portfolio. The Company has also instituted a separate loan review function to analyze credits of Quad City Bank & Trust and Cedar Rapids Bank & Trust. Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of these situations.

As noted above, both subsidiary banks are active commercial lenders. The areas of emphasis include loans to wholesalers, manufacturers, building contractors, developers, business services companies and retailers. Quad City Bank & Trust and Cedar Rapids Bank & Trust provide a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. In addition, the subsidiary banks often take personal guarantees to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. A significant portion of the subsidiary banks' commercial business loans has floating interest rates or reprice within one year. Commercial real estate loans are also made. Collateral for these loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower.

Residential mortgage lending has been a focal point of Quad City Bank & Trust and Cedar Rapids Bank & Trust as they continue to build their real estate lending business. As a result of this focus, the subsidiary banks' real estate loan portfolios have grown from approximately $354 thousand at the end of the 1994 fiscal year, to approximately $45.4 million at the end of fiscal 2002. The subsidiary banks currently have 7 mortgage originators.

The subsidiary banks sell a significant portion of their real estate loans in the secondary market. They typically sell virtually all of the fixed rate loans that they originate. During fiscal 2002, the subsidiary banks originated $175.5 million of real estate loans and sold $144.3 million of these loans. Generally, the subsidiary banks' residential mortgage loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell loans in the secondary market. The subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature in one to five years. The subsidiary banks generally retain these loans in its portfolio. Servicing rights are not presently retained on the loans sold in the secondary market.

The consumer lending departments of each bank provide all types of consumer loans including motor vehicle, home improvement, home equity, signature loans and small personal credit lines.

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

Item 2.  Property

The main office of Quad City Bank & Trust is in a 6,700 square foot facility, which was completed in January 1994. In March 1994, Quad City Bank & Trust acquired that facility, which is located at 2118 Middle Road in Bettendorf, Iowa.

Construction of a second full service banking facility was completed in July 1996 to provide for the convenience of customers and to expand the market territory. Quad City Bank & Trust also owns its portion of that facility which is located at 4500 Brady Street in Davenport, Iowa. The two-story building is in two segments that are separated by an atrium. Quad City Bank & Trust owns the south half of the building, while the northern portion is owned by the developer. Each floor is 6,000 square feet. Quad City Bank & Trust occupies its first floor and utilizes the basement for operational functions, item processing and storage. Currently, approximately 1,500 square feet on the second floor is leased to a professional services firm and approximately 4,500 square feet is vacant and leasable. In addition, the residential real estate department of Quad City Bank & Trust leases approximately 2,500 square feet on the first floor in the north half of the building.

Renovation of a third full service banking facility was completed in February 1998 at the historic Velie Plantation Mansion, 3551 Seventh Street, located near the intersection of 7th Street and John Deere Road in Moline, Illinois near the Rock Island/Moline border. The building is owned by a third party limited liability company and Quad City Bank & Trust and Bancard are its major tenants. The Company has purchased a 20% interest in the company that owns the building. Bancard relocated its operations to the lower level of the 30,000 square foot building in late 1997. The Company relocated its corporate headquarters to the building in February 1998 and occupies approximately 2,000 square feet on the second floor.

In March 1999, Quad City Bank & Trust acquired a 3,000 square foot office building adjacent to the Brady Street location. The office space is utilized for various operational and administrative functions.

Construction of a fourth full service banking facility was completed in October 2000 at 5515 Utica Ridge Road in Davenport, Iowa. Quad City Bank & Trust leases approximately 6,000 square feet on the first floor and 2,200 square feet on the lower level of the 24,000 square foot facility. The office opened in October 2000.

The Company announced plans, in April 2001, to expand its banking operations to the Cedar Rapids, Iowa market. Initially, from June until mid-September, 2001 the Cedar Rapids operation functioned as a branch of Quad City Bank & Trust while waiting for regulatory approvals for a new state bank charter. On September 14, 2001, the Cedar Rapids branch operation was converted into the new charter and began operations as Cedar Rapids Bank and Trust Company. Cedar Rapids Bank & Trust leases approximately 8,200 square feet in the GreatAmerica Building, 625 First Street, S.E. in Cedar Rapids, which currently serves as its only office.

Management believes that the facilities are of sound construction, in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Company.

Quad City Bank & Trust and Cedar Rapids Bank & Trust intend to limit their investment in premises to no more than 50% of their capital. The subsidiary banks frequently invest in commercial real estate mortgages and also invest in residential mortgages. Quad City Bank & Trust and Cedar Rapids Bank & Trust have established lending policies which include a number of underwriting factors to be considered in making a loan including, location, loan to value ratio, cash flow, interest rate and credit worthiness of the borrower.

No individual real estate property or mortgage amounts to 10% or more of consolidated assets.

Item 3.  Legal Proceedings

Bancard was the holder of an account receivable in the approximate amount of $1,700,000 owing from PMT Services, Inc. ("PMT"). PMT is a subsidiary of Nova Information Systems, Inc. ("Nova"), which was acquired by U.S. Bancorp in July 2001. This receivable arose pursuant to Bancard's provision of electronic credit card sales authorization and settlement services to PMT pursuant to a written contract that includes PMT's obligation to indemnify Bancard for credit card chargeback losses arising from those services. PMT failed to timely pay Bancard for monthly invoices, including service charges and substantial chargeback losses, for the period beginning May, 2000. On September 25, 2000, PMT filed a lawsuit in federal court in Los Angeles, California, against Bancard and the Company. This lawsuit alleged tortious acts and breaches of contract by Bancard, the Company, and others and sought recovery from Bancard and the company of not less than $3,600,000 of alleged actual damages, plus punitive damages. Bancard and the Company filed lawsuits in federal and state courts in Davenport, Iowa against PMT. These lawsuits sought a court order compelling PMT to participate in arbitration in Bettendorf, Iowa, as provided for in the pertinent contract documents, and to resolve the disputes between PMT, Bancard and the Company, including the unpaid account receivable. The federal court in Iowa ruled that the arbitration issue be determined by the state court in Iowa. Subsequently, the Iowa District Court of Scott County ruled that all claims, including the tort claims, would be arbitrated in Iowa. Because of that ruling, the California lawsuit was dismissed, and arbitration proceedings were to begin in March 2002. On February 21, 2002, the Company announced settlement of its arbitration dispute with Nova. A settlement amount was paid by Nova to Bancard, which resulted in the collection of the receivable due from Nova, less an amount that approximated the costs of continued arbitration. The effect of the settlement was a reduction in third quarter after-tax earnings of approximately $175 thousand. While management continued to believe that Nova's claims were without merit, a determination was made that a settlement at that time was the most effective option for the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the stockholders of the Company for a vote during the fourth quarter of the fiscal year ended June 30, 2002.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The common stock, par value $1.00 per share of the Company is traded on The Nasdaq SmallCap Market under the symbol "QCRH". The stock began trading on October 6, 1993. As of June 30, 2002, there were 2,749,447 shares of common stock outstanding held by approximately 2,500 holders of record. The following table sets forth the high and low sales prices of the common stock, as reported by The Nasdaq SmallCap Market, for the periods indicated. No cash dividends were declared during the periods indicated.

                                          Fiscal 2002            Fiscal 2001
                                          Sales Price            Sales Price
                                      -------------------   --------------------
                                        High       Low        High       Low
                                      ------------------------------------------
First quarter .................       $ 12.500   $ 10.100   $ 17.250   $ 11.313
Second quarter ................         11.790     10.800     12.250      9.938
Third quarter .................         13.450     11.180     12.563      9.750
Fourth quarter ................         15.150     13.000     10.813      9.250

Since its inception, the Company has retained all earnings to finance the growth of the Company, Quad City Bank & Trust, Cedar Rapids Bank & Trust, and Bancard. If and when dividends are declared, the Company will likely be largely dependent upon dividends from Quad City Bank & Trust, Cedar Rapids Bank & Trust, and Bancard for funds to pay dividends on the common stock.

Under Iowa law, Quad City Bank & Trust and Cedar Rapids Bank & Trust will be restricted as to the maximum amount of dividends they may pay on their common stock. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. Quad City Bank & Trust and Cedar Rapids Bank & Trust are members of the Federal Reserve System. The total of all dividends declared by the subsidiary banks in a calendar year may not exceed the total of their net profits of that year combined with their retained net profits of the preceding two years. In addition, the Federal Reserve Board, the Iowa Superintendent and the FDIC are authorized under certain circumstances to prohibit the payment of dividends by Quad City Bank & Trust and Cedar Rapids Bank & Trust. In the case of the Company, further restrictions on dividends may be imposed by the Federal Reserve Board.

Item 6.  Selected Financial Data

The "Selected Consolidated Financial Data" of the Company set forth below is derived in part from, and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto. See Item 8 "Financial Statements and Supplementary Data." Results for past periods are not necessarily indicative of results to be expected for any future period.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                     Year Ended June 30,
                                 --------------------------------------------------------
                                   2002        2001        2000        1999        1998
                                 --------------------------------------------------------
                                      (Dollars in Thousands, Except Per Share Data)
Statement of Income Data:
  Interest income ............   $ 28,520    $ 28,544    $ 24,079    $ 20,116    $ 15,077
  Interest expense ...........     12,870      16,612      13,289      11,027       8,342
  Net interest income ........     15,650      11,932      10,790       9,089       6,735
  Provision for loan losses ..      2,265         889       1,052         892         902
  Noninterest income (1) .....      7,915       6,313       6,154       5,561       6,148
  Noninterest expenses .......     17,023      13,800      11,467       9,679       7,910
  Pre-tax net income .........      4,277       3,556       4,425       4,079       4,071
  Income tax expense .........      1,315       1,160       1,680       1,614       1,678
  Net income .................      2,962       2,396       2,745       2,465       2,393

Per Common Share Data:
  Net income-basic ...........   $   1.10    $   1.06    $   1.19    $   0.98    $   1.00
  Net income-diluted .........       1.08        1.04        1.15        0.93        0.93

Balance Sheet:
  Total assets ...............   $518,828    $400,948    $367,622    $321,346    $250,151
  Securities .................     76,231      56,710      56,129      50,258      33,276
  Loans ......................    390,594     287,865     241,853     197,977     162,975
  Allowance for estimated
    losses on loans ..........      6,111       4,248       3,617       2,895       2,350
  Deposits ...................    376,317     302,155     288,067     247,966     197,384
  Stockholders' equity:
    Common ...................     32,578      23,817      20,071      18,473      16,602
    Preferred ................          0           0           0           0       2,500

Key Ratios:
  Return on average assets ...       0.64%       0.62%       0.82%       0.86%       1.14%
  Return on average common
    equity ...................      10.07       10.95       14.17       13.69       16.40
  Net interest margin ........       3.74        3.38        3.56       13.42        3.55
  Efficiency ratio (2) .......      72.20       75.64       67.68       66.07       61.40
  Nonperforming assets to
    total assets .............       0.44        0.44        0.20        0.51        0.51
  Allowance for estimated
    losses on loans to total
    loans ....................       1.56        1.48        1.50        1.46        1.44
  Net charge-offs to average
    loans ....................       0.12        0.10        0.16        0.26        0.13
  Average common stockholders'
    equity to average assets .       6.37        5.69        5.77        6.26        6.97
  Average stockholders'
    equity to average assets .       6.37        5.69        5.77        7.05        7.97
  Earnings to fixed charges
    Excluding interest on
      deposits ...............       1.95 x      1.90 x      2.29 x      2.81 x      3.78 x
    Including interest on
      deposits ...............       1.32        1.21        1.33        1.36        1.48

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The  following   discussion  provides  additional   information   regarding  our
operations for the fiscal years ended June 30, 2002, 2001 and 2000, and financial condition for the fiscal years ended June 30, 2002 and 2001. This discussion should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

Overview

The Company was formed in February 1993 for the purpose of organizing Quad City Bank & Trust. Quad City Bank & Trust opened in January 1994 with $4.5 million in assets, and the Company has grown to $518.8 million in consolidated assets as of June 30, 2002. Management expects continued opportunities for growth, even though the rate of growth will probably be slower than that experienced to date.

The Company reported earnings of $3.0 million or $1.10 basic earnings per share for fiscal 2002 as compared to $2.4 million and $1.06 basic earnings per share for fiscal 2001 and $2.7 million and $1.19 basic earnings per share for fiscal 2000. The 24% increase in fiscal 2002 earnings from fiscal 2001 was attributable primarily to significant increases in both net interest income and noninterest income, partially offset by an increase in noninterest expense. The decrease in fiscal 2001 earnings from fiscal 2000 was attributable to an increase in noninterest expense partially offset by increases in both noninterest income and net interest income.

When compared to fiscal 2001, fiscal 2002 reflected significant growth in both net interest income and noninterest income for the Company. For fiscal 2002, net interest and noninterest income improved by 31% and 25%, respectively, for a combined increase of $5.3 million when compared to fiscal 2001. Quad City Bank & Trust generated much of the improvement in net interest margin, as well as a large increase in the gains on sales of residential real estate loans during the year. Offsetting these revenue improvements for the Company were increases in noninterest expense of $3.2 million and the provision for loan losses of $1.4 million. During fiscal 2002, pre-tax costs associated with the Company's operation of the Cedar Rapids Bank & Trust subsidiary were approximately $2.4 million, and were the primary contributors to the climb in noninterest expense. While the after-tax start-up losses at Cedar Rapids Bank & Trust, including the pre-charter losses, were $1.1 million for fiscal 2002, these losses were less than anticipated, and Cedar Rapids Bank and Trust's growth was more rapid than expected. Management remains confident that the decision to enter the Cedar Rapids market will provide significant long-term benefits to the Company. Also impacting noninterest expense for fiscal 2002 were legal costs at Bancard, related to its arbitration proceedings to collect a large customer receivable and the subsequent settlement of the dispute in February 2002. As a result of the settlement, an amount was paid by the customer to Bancard, which resulted in the collection of the receivable, less an amount that approximated the costs of continued arbitration.

The Company's results of operations are dependent primarily on net interest income, which is the difference between interest income, principally from loans and investment securities, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to the net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The Company's average tax equivalent yield on interest earning assets decreased 1.27% for fiscal 2002 as compared to fiscal 2001. With the same comparison, the average cost of interest-bearing liabilities decreased 1.76%, which resulted in a 0.49% increase in the net interest spread of 2.72% at June 30, 2001 to 3.21% % at June 30, 2002. The broadening of the net interest spread created a 0.36% increase in the net interest margin. For fiscal 2002, net interest margin was 3.74% compared to 3.38% for fiscal 2001. Management continues to closely monitor and manage net interest margin. The primary challenge for the subsidiary banks currently, from a profitability standpoint, is to continue these improvements in its net interest margin. Very competitive loan rate environments have resulted in the subsidiary banks' interest margin being below their national peer group. Management continues to address this issue with alternative funding sources and pricing strategies.

The Company's operating results are also affected by sources of noninterest income, including merchant credit card fees, trust fees, deposit service charge fees, gains from the sales of residential real estate loans and other income. Operating expenses of the Company include employee compensation and benefits, occupancy and equipment expense and other administrative expenses. The Company's operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. The majority of the subsidiary banks' loan portfolios are invested in commercial loans. Deposits from commercial customers represent a significant funding source as well.

The Company has added facilities and employees to accommodate both its historical growth and anticipated future growth. As such, overhead expenses have had a significant impact on earnings. This trend is likely to continue as Cedar Rapids Bank & Trust moved to its permanent facility in the fall of 2001, and both banks continue to add the facilities and resources necessary to attract and serve additional customers

During 1994, Quad City Bank & Trust began to develop internally a merchant credit card processing operation and in 1995 transferred this function to Bancard, a separate subsidiary of the Company. Bancard initially had an arrangement to provide processing services exclusively to customers of a single independent sales organization or ISO. This ISO was sold in 1998, and the purchaser requested a reduction in the term of the contract. Bancard agreed to amend the contract to reduce the term and accept a fixed monthly processing fee of $25 thousand for merchants existing at the time the agreement was signed, and a lower transaction fee for new merchants, in exchange for a payment of $2.9 million, the ability to transact business with other ISOs and the assumption of the credit risk by the ISO. Approximately two thirds of the income from this settlement, or $2.2 million, was reported in fiscal 1998, with the remainder of $732 thousand being recognized during fiscal 1999. Bancard terminated its processing for this ISO in May 2000, eliminating approximately 64% of its average monthly processing volume. Prior to this ISO's termination, Bancard's average monthly processing volume for fiscal 2000 was $91 million. During both fiscal 2001 and 2002, Bancard worked to establish additional ISO relationships and further develop the relationships with existing ISOs successfully rebuilding and expanding processing volumes. Bancard's average monthly dollar volume of transactions processed during fiscal 2001 was $76 million. During fiscal 2002, the average monthly dollar volume of transactions processed by Bancard increased 36% to $104 million. Monthly processing volumes at Bancard during fiscal 2002 climbed to a level above that existing prior to the termination of all processing with the initial ISO.

During fiscal 1998, Quad City Bank & Trust expanded its presence in the mortgage banking market by hiring several experienced loan originators and an experienced underwriter. Cedar Rapids Bank & Trust currently has one mortgage loan originator. Quad City Bank & Trust and Cedar Rapids Bank & Trust originate mortgage loans on personal residences and sell the majority of these loans into the secondary market to avoid the interest rate risk associated with long-term fixed rate financing. The subsidiary banks realize revenue from this mortgage banking activity from a combination of loan origination fees and gains on the sale of the loans in the secondary market. During fiscal 2002, the subsidiary banks originated $175.5 million of real estate loans and sold $144.3 million of these loans, which resulted in gains of $2.0 million. The decrease in interest rates during that time caused a significant increase in the subsidiary banks' mortgage origination volume. In fiscal 2001, Quad City Bank & Trust originated $97.6 million of real estate loans and sold $92.9 million, which resulted in gains of $1.1 million.

Trust department income continues to be a significant contributor to noninterest income, growing from $1.9 million in fiscal 2000 to $2.1 million in fiscal 2001 and to $2.2 million in fiscal 2002. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. Assets under administration have grown from $617.5 at June 30, 2001 to $665.7 million at June 30, 2002. Growth in the current fiscal year resulted primarily from new trust relationships.

The Company's initial public offering during the fourth calendar quarter of 1993 raised approximately $14 million. In order to provide additional capital to support the growth of Quad City Bank & Trust, the Company formed a statutory business trust, which issued $12 million of capital securities to the public for cash in June 1999. In conjunction with the formation of Cedar Rapids Bank & Trust, the Company sold approximately $5.0 million of its common stock through a private placement offering in September 2001, primarily to investors in the Cedar Rapids area.

Critical Accounting Policy

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Financial Condition - Allowance for Loan Losses." Although management believes the levels of the allowance as of both June 30, 2002 and 2001 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Results of Operations

Fiscal 2002 compared with fiscal 2001

Overview. Net income for fiscal 2002 was $3.0 million as compared to net income of $2.4 million in fiscal 2001 for an increase of $567 thousand or 24%. Basic earnings per share for fiscal 2002 were $1.10 as compared to $1.06 for fiscal 2001. The increase in net income was comprised of an increase in net interest income after provision for loan losses of $2.3 million and an increase in noninterest income of $1.6 million partially offset by increases in noninterest expenses of $3.2 million and an increase in federal and state income taxes of $155 thousand. Several factors contributed to the improvement in net income during fiscal 2002. Primary factors included the significant improvement of 36 basis points in net interest margin and the 75% increase in gains on sales of real estate loans.

Interest income. Interest income was $28.5 million for fiscal 2001 and fiscal 2002. The stability in interest income was attributable to greater average outstanding balances in interest-earning assets, principally loans receivable, that was offset by the reduction in interest rates. The average yield on interest earning assets for fiscal 2002 was 6.77% as compared to 8.04% for fiscal 2001.

Interest expense. Interest expense decreased by $3.7 million, from $16.6 million for fiscal 2001 to $12.9 million for fiscal 2002. The 23% decrease in interest expense was primarily attributable to significant reductions in interest rates partially offset by greater average outstanding balances in interest-bearing liabilities. The average cost on interest bearing liabilities was 3.56% for fiscal 2002 as compared to 5.32% for fiscal 2001.

Provision for loan losses. The provision for loan losses is established based on a number of factors, including the local and national economy and the risk associated with the loans in the portfolio. The Company had an allowance for estimated losses on loans of approximately 1.56% of total loans at June 30, 2002 as compared to approximately 1.48% at June 30, 2001. The provision for loan losses increased by $1.4 million, from $900 thousand for fiscal 2001 to $2.3 million for fiscal 2002. During the year, management made monthly provisions for loan losses based upon a number of factors, principally the increase in loans and a detailed analysis of the loan portfolio. For fiscal 2002, commercial loans had total charge-offs of $437 thousand and total recoveries of $101 thousand. Consumer loan charge-offs and recoveries totaled $204 thousand and $138 thousand, respectively, for fiscal 2002. Real estate loans had no charge-off or recovery activity during fiscal 2002. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality.

Noninterest income. Noninterest income increased by $1.6 million, from $6.3 million for fiscal 2001 to $7.9 million for fiscal 2002. Noninterest income for fiscal 2002 and 2001 consisted of income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The 25% increase was primarily due to the increases in gains on sales of loans, merchant credit card fees net of processing costs, and deposit service fees received during the period.

During fiscal 2002, merchant credit card fees net of processing costs, increased by $424 thousand to $2.1 million, from $1.7 million for fiscal 2001. The increase was due to a 36% improvement in the volume of credit card transactions processed during fiscal 2002, partially offset by the one-time charge during the third quarter related to an arbitration settlement involving Bancard.

For fiscal 2002, trust department fees increased $90 thousand, or 4%, to $2.2 million from $2.1 million for fiscal 2001. The increase was primarily a reflection of the development of existing trust relationships and the addition of new trust relationships during the period, almost entirely offset by the reduced market value of securities held in trust accounts and the resulting impact on the calculation of trust fees.

Gains on sales of loans were $2.0 million for fiscal 2002, which reflected an increase of 75%, or $855 thousand, from $1.1 million for fiscal 2001. The increase resulted from a significant decline in mortgage rates over recent months, which was driven by corresponding cuts by the Federal Reserve during calendar 2001. This created significantly more home refinances and home purchases during the fiscal year and the subsequent sale of the majority of these loans into the secondary market.

Noninterest expenses. The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees for both periods. Noninterest expenses for fiscal 2002 were $17.0 million as compared to $13.8 million for the same period in 2001 for an increase of $3.2 million or 23%.

The following table sets forth the various categories of noninterest expenses for the years ended June 30, 2002 and 2001.

                                                                     Years Ended June 30,
                                                           ------------------------------------
                                                              2002           2001      % Change
                                                           ------------------------------------
Salaries and employee benefits .........................   $10,077,583   $ 8,014,268       26%
Professional and data processing fees ..................     1,410,770     1,159,929       22%
Advertising and marketing ..............................       604,002       579,524        4%
Occupancy and equipment expense ........................     2,331,806     1,925,820       21%
Stationery and supplies ................................       476,158       352,441       35%
Postage and telephone ..................................       486,053       409,626       19%
Other ..................................................     1,636,056     1,358,345       20%
                                                           -----------------------------------
              Total noninterest expenses ...............   $17,022,428   $13,799,953       23%
                                                           ===================================

Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For fiscal 2002, total salaries and benefits increased to $10.1 million or $2.1 million over the fiscal 2001 total of $8.0 million. The change was primarily attributable to the addition of employees to staff the Cedar Rapids Bank & Trust operation, which accounted for $1.7 million, or 82%, of the increase. A slight increase in the number of Quad City Bank & Trust employees, and increased incentive compensation to real estate officers proportionate to the increased volumes of gains on sales of loans, comprised the balance of the change. Occupancy and equipment expense increased $406 thousand or 21% for the period. The increase was predominately due to the addition of Quad City Bank & Trust's fourth full service banking facility in late October 2000, and Cedar Rapids Bank & Trust's permanent full service banking facility in September 2001, and the resulting increased levels of rent, utilities, depreciation, maintenance, and other occupancy expenses. Professional and data processing fees increased $251 thousand, or 22%, during fiscal 2002. The increase was primarily attributable to legal fees resulting from an arbitration involving Bancard, combined with the additional professional and data processing fees related to Cedar Rapids Bank & Trust. During fiscal 2002, stationary and supplies increased 35%, or $124 thousand. The addition of Cedar Rapids Bank & Trust accounted for $85 thousand, or 68% of this increase. Other noninterest expense increased $278 thousand, or 20% for the fiscal year. Significantly contributing to this increase was a $170 thousand merchant credit card loss resulting from the settlement of an arbitration dispute between Bancard and Nova Information Services, Inc. A settlement amount was paid to Bancard, which was the receivable due from Nova less an amount that approximated the costs of continued arbitration. Also contributing to the increase in noninterest expense were increased insurance expense and increased expense incurred by subsidiary banks for service charges from upstream banks.

Income tax expense. The provision for income taxes was $1.3 million for fiscal 2002 compared to $1.2 million for fiscal 2001, an increase of $155 thousand or 13%. The increase was primarily attributable to increased income before income taxes of $722 thousand or 20% for fiscal 2002, partially offset by a reduction in the Company's effective tax rate for fiscal 2002 of 30.7% versus 32.6% for fiscal 2001.

Fiscal 2001 compared with fiscal 2000

Overview. Net income for fiscal 2001 was $2.4 million as compared to net income of $2.7 million in fiscal 2000 for a decrease of $300,000 or 13%. Basic earnings per share for fiscal 2001 were $1.06 as compared to $1.19 for fiscal 2000. The decrease in net income was comprised of an increase in noninterest expenses of $2.3 million partially offset by an increase in net interest income after provision for loan losses of $1.3 million, an increase in noninterest income of $200,000 and a decrease in federal and state income taxes of $500,000. Several factors contributed to the reduction in net income. These factors included the opening of the Company's fourth full-service banking facility on Utica Ridge Road in Davenport, a reduction in processing volumes and profitability at Quad City Bancard and initial start-up expenses associated with the Company's expansion to the Cedar Rapids market.

Interest income. Interest income increased by $4.4 million, from $24.1 million for fiscal 2000 to $28.5 million for fiscal 2001. The 19% rise in interest income was basically attributable to greater average outstanding balances in interest-earning assets, principally loans receivable. Despite the Federal Reserve's dramatic reduction in short-term interest rates by 2.75% between January and June of 2001, the average yield on interest earning assets for fiscal 2001 was 8.04% as compared to 7.91% for fiscal 2000.

Interest expense. Interest expense increased by $3.3 million, from $13.3 million for fiscal 2000 to $16.6 million for fiscal 2001. The 25% increase in interest expense was primarily attributable to greater average outstanding balances in interest-bearing liabilities and higher interest rates. Despite the Federal Reserve's dramatic reduction in short-term interest rates by 2.75% between January and June of 2001, the average cost on interest bearing liabilities was 5.32% for fiscal 2001 as compared to 4.90% for 2000.

Provision for loan losses. The provision for loan losses is established based on a number of factors, including the local and national economy and the risk associated with the loans in the portfolio. The Company had an allowance for estimated losses on loans of approximately 1.48% of total loans at June 30, 2001 as compared to approximately 1.50% at June 30, 2000. The provision for loan losses decreased by $200,000, from $1.1 million for fiscal 2000 to $900,000 for fiscal 2001. During the year, management made monthly provisions for loan losses based upon the increase in loans and a detailed analysis of the loan portfolio. For fiscal 2001, commercial loans combined for total charge-offs of $87,000 and total recoveries of $2,000. Consumer loan charge-offs and recoveries totaled $214,000 and $39,000, respectively, for fiscal 2001. Indirect auto loans accounted for a majority of the consumer loan charge-offs. Because asset quality is a priority for the Company and its subsidiaries, management made the decision in the first quarter of fiscal 1999 to downscale indirect auto loan activity based on charge-off history. The average balance in the indirect auto loan portfolio for fiscal 2001 was $3.4 million compared to $8.2 million for fiscal 2000. This 59% decrease in the average portfolio brought with it a 56% decrease in the net charge-offs of indirect auto loans. Net charge-offs for the indirect auto loan portfolio were $46,000 for fiscal 2001 compared to $77,000 for fiscal 2000, for a decrease of $31,000. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality.

Noninterest income. Noninterest income increased by $200,000, from $6.1 million for fiscal 2000 to $6.3 million for fiscal 2001. Noninterest income for fiscal 2001 and 2000 consisted of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The 3% increase was primarily due to an increase in gains on sales of loans, and increased trust fees and deposit service fees received during the period, offset by the decrease in merchant credit card fees.

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

Gains on sales of loans were $1.1 million for fiscal 2001, which reflected an increase of 159%, or $700,000, from $400,000 for fiscal 2000. The increase resulted from a dramatic decline in interest rates between January and June 2001, which was driven by corresponding cuts by the Federal Reserve during the first half of calendar 2001. This created significantly more home refinances and home purchases during the fiscal year and the subsequent sale of the majority of these loans into the secondary market.

Noninterest expenses. The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees for both periods. Noninterest expenses for fiscal 2001 were $13.8 million as compared to $11.5 million for the same period in 2000 for an increase of $2.3 million or 20%.

The following table sets forth the various categories of noninterest expenses for the years ended June 30, 2001 and 2000.

                                                                     Years Ended June 30,
                                                           ------------------------------------
                                                               2001          2000      % Change
                                                           ------------------------------------
Salaries and employee benefits .........................   $ 8,014,268   $ 6,878,213       17%
Professional and data processing fees ..................     1,159,929       860,216       35%
Advertising and marketing ..............................       579,524       410,106       41%
Occupancy and equipment expense ........................     1,925,820     1,580,911       22%
Stationery and supplies ................................       352,441       324,219        9%
Postage and telephone ..................................       409,626       361,623       13%
Other ..................................................     1,358,345     1,052,173       29%
                                                           -----------------------------------
              Total noninterest expenses ...............   $13,799,953   $11,467,461       20%
                                                           ===================================

Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For fiscal 2001, total salaries and benefits increased to $8.0 million or $1.1 million over the fiscal 2000 total of $6.9 million. The change was primarily attributable to the addition of new Quad City Bank & Trust employees during the period. Advertising and marketing increased $200,000 or 41%. The increase was the result of the development and start-up of Quad City Bank & Trust's new website (qcbt.com), the establishment of an online partnership with America Online, Inc. creating local access to that website, and media expenses incurred in support of marketing efforts for Quad City Bank & Trust's Utica location and various Quad City Bank & Trust products and departments. Professional and data processing fees increased $300,000 or 35%. The increase was primarily attributable to legal fees resulting from an arbitration involving Bancard, combined with increased fees to outside consultants addressing compliance, efficiency and profitability issues for Quad City Bank & Trust. Other noninterest expense increased $300,000 or 29% for the fiscal year. The increase was primarily the result of increased service charges from upstream banks incurred by Quad City Bank & Trust and increased expenses related to Bancard's cardholder program.

Income tax expense. The provision for income taxes was $1.2 million for fiscal 2001 compared to $1.7 million for fiscal 2000, a decrease of $500,000 or 31%. The decrease was primarily attributable to decreased net income generated in fiscal 2001 compared to fiscal 2000, and a reduction in the effective tax rate for fiscal 2001 of 32.6% versus 38.0% for fiscal 2000.

Financial Condition

Total assets of the Company increased by $117.9 million or 29% to $518.8 million at June 30, 2002 from $400.9 million at June 30, 2001. The growth primarily resulted from an increase in the loan portfolio funded by deposits received from customers and by proceeds from Federal Home Loan Bank advances and short-term borrowings.

Cash and Cash Equivalent Assets. Cash and due from banks increased by $6.0 million or 30% to $26.2 million at June 30, 2002 from $20.2 million at June 30, 2001. Cash and due from banks represented both cash maintained at the subsidiary banks , as well as funds that the Company and its subsidiaries had deposited in other banks in the form of demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. Federal funds sold decreased by $7.0 million or 90% to $760 thousand at June 30, 2002 from $7.8 million at June 30, 2001. The decrease was attributable to the Company's ongoing efforts to monitor and manage net interest margin.

Certificates of deposit at financial institutions decreased by $3.2 million or 31% to $7.3 million at June 30, 2002 from $10.5 million at June 30, 2001. During fiscal 2002, the certificate of deposit portfolio had 50 maturities totaling $4.9 million and 17 purchases totaling $1.7 million. Due to strong loan demand, the subsidiary banks reduced their deposits in other banks in the form of certificates of deposit.

Investments. Securities increased by $19.5 million or 34% to $76.2 million at June 30, 2002 from $56.7 million at June 30, 2001. The net increase was the result of a number of transactions in the securities portfolio. The Company purchased additional securities, classified as available for sale, in the amount of $29.9 million and classified as held to maturity, of $100 thousand, and recognized an increase in unrealized gains on securities available for sale, before applicable income tax of $1.2 million. These increases were partially offset by paydowns of $1.8 million that were received on mortgage-backed securities, proceeds from the sales of securities available for sale of $101 thousand, proceeds from calls and maturities of $9.7 million, and amortization of premiums, net of the accretion of discounts, of $163 thousand.

Certain investment securities of the subsidiary banks are purchased with the intent to hold the securities until they mature. These held to maturity securities, comprised of municipal securities and other bonds, were recorded at amortized cost at June 30, 2002 and June 30, 2001. The balance at June 30, 2002 was $425 thousand, a decrease of $151 thousand from $576 thousand at June 30, 2001. Market values at June 30, 2002 and June 30, 2001 were $437 thousand and $583 thousand, respectively.

All of both the Company's and Cedar Rapids Bank & Trust's and a majority of Quad City Bank & Trust's securities are placed in the available for sale category as the securities may be liquidated to provide cash for operating, investing or financing purposes. These securities were reported at fair value and increased by $19.7 million, or 35%, to $75.8 million at June 30, 2002, from $56.1 million at June 30, 2001. The amortized cost of such securities at June 30, 2002 and June 30, 2001 was $73.7 million and $55.3 million, respectively.

The Company does not use any financial instruments referred to as derivatives to manage interest rate risk and as of June 30, 2002 there existed no security in the investment portfolio (other than U.S. Government and U.S. Government agency securities) that exceeded 10% of stockholders' equity at that date.

Loans. Total gross loans receivable increased by $102.7 million or 36% to $390.6 million at June 30, 2002 from $287.9 million at June 30, 2001. The increase was the result of the origination or purchase of $556.5 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $402 thousand and loan repayments or sales of loans of $453.3 million. During fiscal 2002, Quad City Bank & Trust contributed $452.3 million, or 81%, and Cedar Rapids Bank & Trust contributed $104.2 million, or 19% of the company's loan originations or purchases. The majority of residential real estate loans originated by the subsidiary banks were sold on the secondary market to avoid the interest rate risk associated with long-term fixed rate loans. As of June 30, 2002, Quad City Bank & Trust's legal lending limit was approximately $5.7 million and Cedar Rapids Bank & Trust's legal lending limit was approximately $1.5 million.

Allowance for Loan Losses. The allowance for estimated losses on loans was $6.1 million at June 30, 2002 compared to $4.2 million at June 30, 2001 for an increase of $1.9 million or 44%. The adequacy of the allowance for estimated losses on loans was determined by management based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions and other factors that, in management's judgment, deserved evaluation in estimating loan losses. To ensure that an adequate allowance was maintained, provisions were made based on the increase in loans and a detailed analysis of the loan portfolio. The loan portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all credits risk-rated less than "fair quality" and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans was monitored by the credit administration staff, and reported to management and the board of directors.

Net charge-offs for the years ended June 30, 2002 and 2001, were $402 thousand and $260 thousand respectively. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio. Provisions were made monthly to ensure that an adequate level was maintained. The allowance for estimated losses on loans as a percentage of total loans was 1.56 % at June 30, 2002 and 1.48% at June 30, 2001.

Although management believes that the allowance for estimated losses on loans at June 30, 2002 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of calendar 2002. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may still be negatively impacted by the recent substantial decline in equity prices. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans, and require further increases in the provision.

Nonperforming Assets. The policy of the Company is to place a loan on nonaccrual status if: (a) payment in full of interest or principal is not expected or (b) principal or interest has been in default for a period of 90 days or more unless the obligation is both in the process of collection and well secured. Well secured is defined as collateral with sufficient market value to repay principal and all accrued interest. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including judgment enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to current status.

Nonaccrual loans were $1.6 million at June 30, 2002 compared to $1.2 million at June 30, 2001 for an increase of $328 thousand or 27%. The increase in nonaccrual loans was comprised of increases in commercial loans of $760 thousand partially offset by decreases in both real estate loans of $407 thousand and in consumer loans of $25 thousand. The increase in nonaccrual commercial loans was due primarily to the addition of a single, fully collateralized loan at Quad City Bank & Trust with an outstanding balance of $737 thousand. Nonaccrual loans at June 30, 2002 consisted primarily of loans that were well collateralized and were not expected to result in material losses and represented less than one half of one percent of the Company's loan portfolio. All of the Company's nonperforming assets are located in the loan portfolio at Quad City Bank & Trust. The loans in the Cedar Rapids Bank & Trust loan portfolio have been made fairly recently, and none of the loans have been categorized as nonperforming assets. As the loan portfolio at Cedar Rapids Bank & Trust matures, it is likely that there will be nonperforming loans or charge-offs associated with the portfolio.

As of June 30, 2002 and 2001, past due loans of 30 days or more amounted to $4.3 million and $3.2 million, respectively. Past due loans as a percentage of gross loans receivable remained unchanged at 1.1% for both June 30, 2002 and June 30, 2001.

Other Assets. Premises and equipment increased by $548 thousand or 6% to $9.2 million at June 30, 2002 from $8.7 million at June 30, 2001. The increase resulted from the purchase of additional furniture, fixtures and equipment offset by depreciation expense. Additional information regarding the composition of this account and related accumulated depreciation is described in footnote 5 to the consolidated financial statements.

Accrued interest receivable on loans, securities, and interest-bearing cash accounts increased by $263 thousand or 9% to $3.1 million at June 30, 2002 from $2.9 million at June 30, 2001. The increase was primarily due to greater average outstanding balances in interest-bearing assets.

Other assets increased by $948 thousand or 9% to $11.5 million at June 30, 2002 from $10.6 million at June 30, 2001. The three largest components of other assets at June 30, 2002 were $3.0 million in Federal Reserve Bank and Federal Home Loan Bank stock, $2.6 million in cash surrender value of life insurance contracts and $2.4 million in prepaid Visa/Mastercard processing fees Other assets also included accrued trust department fees, other miscellaneous receivables, and various prepaid expenses.

Deposits. Deposits increased by $74.1 million or 25% to $376.3 million at June 30, 2002 from $302.2 million at June 30, 2001. The increase resulted from a $12.8 million net increase in noninterest-bearing, NOW, money market and other savings accounts and a $61.3 million net increase in certificates of deposit.

Short-term Borrowings. Short-term borrowings increased by $6.3 million or 22% from $28.3 million as of June 30, 2001 to $34.6 million as of June 30, 2002. The subsidiary banks offer short-term repurchase agreements to some of their significant deposit customers. Also, on occasion, the subsidiary banks must purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from a correspondent bank. Short-term borrowings were comprised of customer repurchase agreements of $29.1 million and $28.3 million at June 30, 2002 and 2001, respectively, as well as federal funds purchased from correspondent banks of $5.5 million at June 30, 2002 and none at June 30, 2001.

FHLB Advances and Other Borrowings. FHLB advances increased $22.7 million or 76% from $29.7 million as of June 30, 2001 to $52.4 million as of June 30, 2002. As of June 30, 2002, the subsidiary banks held $2.6 million of FHLB stock in aggregate. As a result of their memberships in the FHLB of Des Moines, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. Both Quad City Bank & Trust and Cedar Rapids Bank & Trust utilized FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provided a less costly source of funds than customer deposits.

In June 1999, the Company issued 1,200,000 shares of trust preferred securities through its newly formed Capital Trust subsidiary. On the Company's financial statements, these securities are listed as company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures and were $12,000,000 at both June 30, 2002 and 2001. Under current regulatory guidelines, these securities are considered to be Tier 1 capital, with certain limitations that are applicable to the Company.

Other liabilities increased by $971 thousand or 20% to $5.9 million as of June 30, 2002 from $4.9 million as of June 30, 2001. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At June 30, 2002, the largest single component of other liabilities was $1.9 million of interest payable.

Stockholders' Equity. Common stock of $2.3 million as of June 30, 2001 increased by $484 thousand, or 21%, to $2.8 million at June 30, 2002. The increase was primarily the result of the Company's private placement of 475,424 additional shares of common stock at $11.00 per share in September 2001. The funds received as a result of this issuance were largely from residents of the Cedar Rapids area and were used as partial funding for the capitalization of Cedar Rapids Bank & Trust. During fiscal 2001, the Company acquired 18,650 treasury shares at a total cost of $255 thousand.

Additional paid-in capital increased to $16.7 million as of June 30, 2002 from $12.1 million at June 30, 2001. The increase of $4.6 million, or 37%, resulted primarily from proceeds received in excess of the $1.00 per share par value, net of issuance costs, for the 475,424 shares of common stock issued as the result of the Company's private placement offering.

Retained earnings increased by $3.0 million or 31% to $12.7 million as of June 30, 2002 from $9.7 million as of June 30, 2001. The increase reflected net income for the year.

Accumulated other comprehensive income consisting of unrealized gains on securities available for sale, net of related income taxes, was a $1.3 million gain as of June 30, 2002 as compared to a $506 thousand gain as of June 30, 2001. The increase in the gain was attributable to the increase during the period in the fair value of the securities identified as available for sale, primarily as a result of a decline in market interest rates.

In April 2000, the Company announced that the board of directors approved a stock repurchase program enabling the Company to repurchase approximately 60,000 shares of its common stock. This stock repurchase program was completed in the fall of 2000 and at both June 30, 2002 and 2001, the Company had acquired 60,146 shares at a total cost of $855 thousand. The weighted average cost of the shares was $14.21.

Liquidity

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $34.2 million at June 30, 2002, compared with $38.5 million at June 30, 2001. Quad City Bank & Trust and Cedar Rapids Bank & Trust have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.

The liquidity of the Company is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $3.5 million for fiscal 2002 compared to net cash used in operating activities of $1.7 million for fiscal 2001. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $110.6 million for fiscal 2002 and $21.9 million for fiscal 2001. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from Federal Home Loan Bank advances and short-term borrowings was $113.1 million for fiscal 2002 compared to $28.7 million for fiscal 2001.

Net cash used in operating activities was $1.7 million for fiscal 2001 compared to $4.2 million net cash provided by operating activities for fiscal 2000. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $21.9 million for fiscal 2001 and $46.1 million for fiscal 2000. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from Federal Home Loan Bank advances, for fiscal 2001 was $28.7 million and for fiscal 2000 was $48.5 million, consisting primarily of deposit growth and proceeds from short-term borrowings.

The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At June 30, 2002, the subsidiary banks had seven unused lines of credit totaling $36.0 million of which $4.0 million was secured and $32.0 million was unsecured. At June 30, 2002, the Company also had a secured line of credit for $10.0 million, of which $5.0 million had been used as partial funding for the capitalization of Cedar Rapids Bank and Trust. At June 30, 2001, Quad City Bank & Trust had six unused lines of credit totaling $31.0 million of which $8.0 million was secured and $23.0 million was unsecured. Also at June 30, 2001, the Company had an unused line of credit for $3.0 million, which was secured.

Impact of Inflation and Changing Prices

The consolidated financial statements and the accompanying notes have been prepared in accordance with Generally Accepted Accounting Principles, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement 141, "Business Combinations" and Statement 142, "Goodwill and Other Intangible Assets". Statement 141 eliminates the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. For the Company, the provisions of the Statements were adopted and approved by the board of directors in September 2001. Implementation of the standards has not had a material effect on the Company's consolidated financial statements.

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

The Financial Accounting Standards Board has issued Statement 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statements No. 4 and 64, relative to debt extinguishments and provides that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Statement amends FASB Statement No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally, the Statement rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of the Statement relative to accounting for leases were effective for transactions occurring after May 15, 2002. Implementation of these provisions of the Statement had no impact on the Company's consolidated financial statements. For the Company, the provisions of the Statement relative to accounting for debt extinguishment are effective July 1, 2002. Implementation of these provisions of the Statement is not expected to have a material impact on the Company's consolidated financial statements.

Forward Looking Statements

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995. This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "bode," "predict," "suggest," "appear," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company, like other financial institutions, is subject to direct and indirect market risk. Direct market risk exists from changes in interest rates. The Company's net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. Each subsidiary bank has an asset/liability management committee of the board of directors that meets quarterly to review the bank's interest rate risk position and profitability, and to make or recommend adjustments for consideration by the full board of each bank . Management also reviews Quad City Bank & Trust and Cedar Rapids Bank & Trust's securities portfolios, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

In adjusting the Company's asset/liability position, the board and management attempt to manage the Company's interest rate risk while maintaining or enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long-term and short-term interest rates, market conditions and competitive factors, the board and management may decide to increase the Company's interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-term and short-term interest rates.

One approach used to quantify interest rate risk is the net portfolio value analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The following table sets forth, at June 30, 2002 and June 30, 2001, an analysis of the Company's interest rate risk as measured by the estimated changes in the net portfolio value resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 200 basis points).

    Change in                                                                 Estimated Increase
    Interest                   Estimated                                       (Decrease) in NPV
                                                      ---------------------------------------------------------------
      Rates                   NPV Amount                         Amount                            Percent
---------------------------------------------------------------------------------------------------------------------
 (Basis points)  June 30, 2002     June 30, 2001     June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
---------------------------------------------------------------------------------------------------------------------
                             (Dollars in thousands)
     +200           $ 40,931          $ 24,705         $ (2,754)         $ (4,282)         (6.30)%        (14.77)%
      ---           $ 43,685          $ 28,987
     -200           $ 46,162          $ 27,572         $  2,477          $ (1,415)          5.67%          (4.88)%

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the board of directors, the Company does not intend to engage in such activities in the immediate future. Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

Item 8.  Financial Statements


                               QCR HOLDINGS, INC.
                   Index to Consolidated Financial Statements


INDEPENDENT AUDITOR'S REPORT

FINANCIAL STATEMENTS

   Consolidated balance sheets as of June 30, 2002 and 2001

   Consolidated statements of income for the years ended June 30, 2002, 2001, and 2000

   Consolidated statements of changes in stockholders' equity for the years ended June 30, 2002, 2001 and 2000

   Consolidated statements of cash flows for the years ended June 30, 2002, 2001, and 2000

   Notes to consolidated financial statements

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
QCR Holdings, Inc.
Moline, Illinois

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. (formerly known as Quad City Holdings, Inc.) and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended June 30, 2002, 2001, and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QCR Holdings, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the years ended June 30, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP


Davenport, Iowa
July 26, 2002

QCR HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2002 and 2001

ASSETS                                                                      2002            2001
-----------------------------------------------------------------------------------------------------
Cash and due from banks ............................................   $  26,207,676    $  20,217,219
Federal funds sold .................................................         760,000        7,775,000
Certificates of deposit at financial institutions ..................       7,272,213       10,512,585

Securities held to maturity, at amortized cost (fair value
  2002 $437,116; 2001 $583,411) (Note 3) ...........................         425,440          575,559
Securities available for sale, at fair value (Note 3) ..............      75,805,678       56,134,521
                                                                       ------------------------------
                                                                          76,231,118       56,710,080
                                                                       ------------------------------

Loans receivable, held for sale (Note 4) ...........................       8,498,345        5,823,820
Loans receivable, held for investment (Note 4) .....................     382,095,469      282,040,946
  Less allowance for estimated losses on loans (Note 4) ............      (6,111,454)      (4,248,182)
                                                                       ------------------------------
                                                                         384,482,360      283,616,584
                                                                       ------------------------------

Premises and equipment, net (Note 5) ...............................       9,206,761        8,658,883
Accrued interest receivable ........................................       3,125,992        2,863,178
Other assets .......................................................      11,542,375       10,594,405
                                                                       ------------------------------
        Total assets ...............................................   $ 518,828,495    $ 400,947,934
                                                                       ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing ............................................   $  65,384,902    $  52,582,264
    Interest-bearing ...............................................     310,932,407      249,572,960
                                                                       ------------------------------
        Total deposits (Note 6) ....................................     376,317,309      302,155,224

Short-term borrowings (Note 7) .....................................      34,628,709       28,342,542
Federal Home Loan Bank advances (Note 8) ...........................      52,414,323       29,712,759
Other borrowings (Note 9) ..........................................       5,000,000             --
Company Obligated Mandatorily Redeemable Preferred Securities
  of subsidiary trust holding solely subordinated debentures (Note 10)    12,000,000       12,000,000
Other liabilities ..................................................       5,890,551        4,919,949
                                                                       ------------------------------
        Total liabilities ..........................................     486,250,892      377,130,474
                                                                       ------------------------------

Commitments and Contingencies (Note 16)

Stockholders' Equity (Notes 14 and 15):
  Preferred stock, stated value of $1 per share; shares
    authorized 250,000; shares issued none .........................              --               --
  Common stock, $1 par value; shares authorized 5,000,000;
    June 2002 - shares issued 2,809,593 and outstanding
    2,749,447; June 2001 - 2,325,566 and 2,265,420, respectively ...       2,809,593        2,325,566
  Additional paid-in capital .......................................      16,684,605       12,148,759
  Retained earnings ................................................      12,654,202        9,691,749
  Accumulated other comprehensive income ...........................       1,283,739          505,922
                                                                       ------------------------------
                                                                          33,432,139       24,671,996
Less cost of 60,146 common shares acquired for the treasury ........         854,536          854,536
                                                                       ------------------------------
        Total stockholders' equity .................................      32,577,603       23,817,460
                                                                       ------------------------------
        Total liabilities and stockholders' equity .................   $ 518,828,495    $ 400,947,934
                                                                       ==============================

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 2002, 2001, and 2000

                                                                          2002          2001             2000
--------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans .....................................   $ 23,718,322   $ 22,970,407    $ 18,364,812
  Interest and dividends on securities:
    Taxable ......................................................      3,166,323      3,067,722       3,214,722
    Nontaxable ...................................................        429,138        290,990         233,793
  Interest on certificates of deposit at financial institutions ..        589,946        701,663         753,630
  Interest on federal funds sold .................................        258,256      1,267,062       1,488,267
  Other interest .................................................        358,152        246,092          23,974
                                                                     -------------------------------------------
        Total interest income ....................................     28,520,137     28,543,936      24,079,198
                                                                     -------------------------------------------
Interest expense:
  Interest on deposits ...........................................      8,894,578     13,022,210      10,125,235
  Interest on company obligated mandatorily redeemable
    preferred securities .........................................      1,133,506      1,134,541       1,137,402
  Interest on short-term borrowings ..............................      2,640,655      2,454,998       2,025,956
  Interest on other borrowings ...................................        201,415           --              --
                                                                     -------------------------------------------
        Total interest expense ...................................     12,870,154     16,611,749      13,288,593
                                                                     -------------------------------------------
        Net interest income ......................................     15,649,983     11,932,187      10,790,605
Provision for loan losses (Note 4) ...............................      2,264,965        889,670       1,051,818
                                                                     -------------------------------------------
        Net interest income after provision for loan losses ......     13,385,018     11,042,517       9,738,787
                                                                     -------------------------------------------

Noninterest income:
  Merchant credit card fees, net of processing costs .............      2,097,209      1,673,444       2,346,296
  Trust department fees ..........................................      2,161,677      2,071,971       1,884,310
  Deposit service fees ...........................................        994,630        816,489         600,219
  Gains on sales of loans, net ...................................      1,991,437      1,136,572         438,799
  Securities gains (losses), net .................................          6,433        (14,047)        (28,221)
  Other ..........................................................        663,273        628,639         913,013
                                                                     -------------------------------------------
        Total noninterest income .................................      7,914,659      6,313,068       6,154,416
                                                                     -------------------------------------------

Noninterest expenses:
  Salaries and employee benefits .................................     10,077,583      8,014,268       6,878,213
  Professional and data processing fees ..........................      1,410,770      1,159,929         860,216
  Advertising and marketing ......................................        604,002        579,524         410,106
  Occupancy and equipment expense ................................      2,331,806      1,925,820       1,580,911
  Stationery and supplies ........................................        476,158        352,441         324,219
  Postage and telephone ..........................................        486,053        409,626         361,623
  Other ..........................................................      1,636,056      1,358,345       1,052,173
                                                                     -------------------------------------------
        Total noninterest expenses ...............................     17,022,428     13,799,953      11,467,461
                                                                     -------------------------------------------

        Income before income taxes ...............................      4,277,249      3,555,632       4,425,742
Federal and state income taxes (Note 11) .........................      1,314,796      1,159,900       1,680,215
                                                                     -------------------------------------------
        Net income ...............................................   $  2,962,453   $  2,395,732    $  2,745,527
                                                                     ===========================================

Earnings per common share (Note 15):
  Basic ..........................................................   $       1.10   $       1.06    $       1.19
  Diluted ........................................................   $       1.08   $       1.04    $       1.15
  Weighted average common shares outstanding .....................      2,685,996      2,268,465       2,309,453
  Weighted average common and common equivalent shares outstanding      2,743,805      2,314,334       2,385,840

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended June 30, 2002, 2001, and 2000

                                                                                           Accumulated
                                                               Additional                     Other
                                                   Common        Paid-In        Retained   Comprehensive    Treasury
                                                   Stock         Capital        Earnings   Income (Loss)     Stock         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999 .......................   $2,296,251    $11,959,080    $ 4,550,490   $ (332,350)   $      --     $18,473,471
  Comprehensive income:
    Net income ...............................           --             --      2,745,527           --           --       2,745,527
    Other comprehensive (loss), net of tax
      (Note 2) ...............................           --             --             --     (766,168)          --        (766,168)
                                                                                                                        ------------
        Comprehensive income .................                                                                            1,979,359
                                                                                                                        ------------
  Proceeds from issuance of 37,310 shares of
    common stock, as a result of warrants
    and stock options exercised (Note 13) ....       37,310        219,544             --           --           --         256,854
  Exchange of 8,145 shares of common
    stock in connection with options exercised       (8,145)      (111,818)            --           --           --        (119,963)
  Tax benefit of nonqualified stock options
    exercised ................................           --         81,178             --           --           --          81,178
  Purchase of 41,496 shares of common stock
    for the treasury .........................           --             --             --           --     (599,480)       (599,480)
                                                 -----------------------------------------------------------------------------------
Balance, June 30, 2000 .......................    2,325,416     12,147,984      7,296,017   (1,098,518)    (599,480)     20,071,419
  Comprehensive income:
    Net income ...............................           --             --      2,395,732           --           --       2,395,732
    Other comprehensive gain, net of tax
      (Note 2) ...............................           --             --             --    1,604,440           --       1,604,440
                                                                                                                        ------------
        Comprehensive income .................                                                                            4,000,172
                                                                                                                        ------------
  Proceeds from issuance of 150 shares of
    common stock as a result of stock
    options exercised (Note 13) ..............          150            775             --           --           --             925
  Purchase of 18,650 shares of common stock
    for the treasury .........................           --             --             --           --     (255,056)       (255,056)
                                                 -----------------------------------------------------------------------------------
Balance, June 30, 2001 .......................    2,325,566     12,148,759      9,691,749      505,922     (854,536)     23,817,460
  Comprehensive income:
    Net income ...............................           --             --      2,962,453           --           --       2,962,453
    Other comprehensive gain, net of tax
      (Note 2) ...............................           --             --             --      777,817           --         777,817
                                                                                                                        ------------
        Comprehensive income .................                                                                            3,740,270
                                                                                                                        ------------
  Proceeds from issuance of 23,375 shares of
    common stock as a result of stock
    options exercised (Note 13) ..............       23,375        133,607             --           --           --         156,982
  Exchange of 14,772 shares of common
    stock in connection with options exercised      (14,772)      (171,291)            --           --           --        (186,063)
  Proceeds from issuance of 475,424 shares
    of common stock ..........................      475,424      4,513,198             --           --           --       4,988,622
  Tax benefit of nonqualified stock options
    exercised ................................           --         60,332             --           --           --          60,332
                                                 -----------------------------------------------------------------------------------
Balance, June 30, 2002 .......................   $2,809,593    $16,684,605    $12,654,202   $1,283,739    $(854,536)   $ 32,577,603
                                                 ===================================================================================

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2002, 2001, and 2000

                                                                   2002             2001             2000
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income ..............................................   $   2,962,453    $   2,395,732    $   2,745,527
  Adjustment to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation ..........................................         923,747          768,310          633,418
    Provision for loan losses .............................       2,264,965          889,670        1,051,818
    Deferred income taxes .................................        (634,045)        (362,995)        (398,971)
    Amortization of offering costs on subordinated
     debentures ...........................................          29,506           29,506           29,453
    Amortization of premiums on securities, net ...........         162,642           60,062           62,539
    Investment securities (gains) losses, net .............          (6,433)          14,047           28,221
    Loans originated for sale .............................    (146,973,634)     (97,605,425)     (36,774,571)
    Proceeds on sales of loans ............................     146,290,546       94,039,651       38,124,921
    Net gains on sales of loans ...........................      (1,991,437)      (1,136,572)        (438,799)
    Tax benefit of nonqualified stock options exercised ...          60,332               --           81,178
    (Increase) in accrued interest receivable .............        (262,814)        (230,058)        (626,617)
    (Increase) decrease in other assets ...................        (283,790)      (1,166,767)         170,192
    Increase (decrease) in other liabilities ..............         970,602          633,631         (528,780)
                                                               ----------------------------------------------
        Net cash provided by (used in) operating activities       3,512,640       (1,671,208)       4,159,529
                                                               ----------------------------------------------

Cash Flows from Investing Activities:
  Net decrease in federal funds sold ......................       7,015,000       18,330,000       13,020,000
  Net (increase) decrease in certificates of deposit at
    financial institutions ................................       3,240,372        2,263,878         (241,270)
  Purchase of securities available for sale ...............     (29,934,923)     (17,003,552)     (23,659,480)
  Purchase of securities held to maturity .................        (100,000)              --          (50,000)
  Proceeds from calls and maturities of securities ........       9,702,500       15,045,000        6,200,000
  Proceeds from paydowns on securities ....................       1,789,042        1,537,072        1,389,269
  Proceeds from sales of securities available for sale ....         101,285        1,262,841        5,191,661
  Purchase of life insurance contracts ....................        (401,087)              --       (2,023,543)
  Increase in cash value of life insurance contracts ......        (115,888)         (87,840)         (14,640)
  Net loans originated and held for investment ............    (100,456,216)     (41,568,458)     (45,117,584)
  Purchase of premises and equipment, net .................      (1,471,625)      (1,713,387)        (795,423)
                                                               ----------------------------------------------
        Net cash used in investing activities .............    (110,631,540)     (21,934,446)     (46,101,010)
                                                               ----------------------------------------------

Cash Flows from Financing Activities:
  Net increase in deposit accounts ........................      74,162,085       14,088,468       40,100,877
  Net increase in short-term borrowings ...................       6,286,167        7,570,818       11,085,847
  Proceeds from Federal Home Loan Bank advances ...........      25,000,000       16,750,000        8,000,000
  Payments on Federal Home Loan Bank advances .............      (2,298,436)      (9,462,639)     (10,180,492)
  Proceeds from other borrowings ..........................       5,000,000               --               --
  Purchase of treasury stock ..............................              --         (255,056)        (599,480)
  Proceeds from issuance of common stock, net .............       4,959,541              925          136,891
                                                              -----------------------------------------------
        Net cash provided by financing activities .........   $ 113,109,357    $  28,692,516    $  48,543,643
                                                              -----------------------------------------------

                                                   (Continued)

QCR HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended June 30, 2002, 2001, and 2000

                                                                          2002            2001            2000
-------------------------------------------------------------------------------------------------------------------
        Net increase in cash and due from banks ...................   $  5,990,457    $  5,086,862    $  6,602,162

Cash and due from banks:
  Beginning .......................................................     20,217,219      15,130,357       8,528,195
                                                                      --------------------------------------------
  Ending ..........................................................   $ 26,207,676    $ 20,217,219    $ 15,130,357
                                                                      ============================================

Supplemental Disclosures of Cash Flow Information,
  cash payments for:
  Interest ........................................................   $ 13,405,861    $ 16,069,527    $ 13,024,589
  Income taxes ....................................................      1,363,292       1,480,894       2,001,216

Supplemental Schedule of Noncash Investing Activities:
  Change in accumulated other comprehensive income (loss),
    unrealized gains (losses) on securities available for sale, net        777,817       1,604,440        (766,168)
  Due (from broker) to broker for (call) purchase of
    securities available for sale .................................             --      (1,000,000)             --
  Exchange of shares of common stock in connection
    with options exercised ........................................       (186,063)             --        (119,963)

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

QCR Holdings, Inc. (Company) is a bank holding company providing bank and bank related services through its subsidiaries, Quad City Bank and Trust Company (Quad City Bank & Trust), Cedar Rapids Bank and Trust Company (Cedar Rapids Bank & Trust), Quad City Bancard, Inc. (Bancard), Allied Merchant Services, Inc. (Allied), and QCR Holdings Capital Trust I (Capital Trust). Effective November 1, 2001, the Company changed its name to QCR Holdings, Inc. from Quad City Holdings, Inc. Quad City Bank & Trust is a commercial bank that serves the Quad Cities and adjacent communities and is chartered and regulated by the state of Iowa, is insured and subject to regulation by the Federal Deposit Insurance Corporation and is a member of and regulated by the Federal Reserve System. Cedar Rapids Bank & Trust serves Cedar Rapids and adjacent communities and is chartered and regulated by the state of Iowa, is insured and subject to regulation by the Federal Deposit Insurance Corporation and is a member of and regulated by the Federal Reserve System. Bancard is an entity formed in April 1995 to conduct the Company's merchant credit card operation and is regulated by the Federal Reserve System. Allied was formed in March 1999 by Bancard as a captive independent sales organization that markets merchant credit card processing services. Allied is a wholly-owned subsidiary of Bancard. QCR Capital Trust I was capitalized in June 1999 for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities.

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

Presentation of cash flows: For purposes of reporting cash flows, cash and due from banks include cash on hand and amounts due from banks. Cash flows from federal funds sold, certificates of deposit at financial institutions, loans, deposits, and short-term borrowings are treated as net increases or decreases.

Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $5,580,000 and $3,641,000 as of June 30, 2002 and 2001, respectively.

Investment securities: Investment securities held to maturity are those debt securities that the Company has the ability and intent to hold until maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. Such securities are carried at cost adjusted for amortization of premiums and accretion of discounts. If the ability or intent to hold to maturity is not present for certain specified securities, such securities are considered available for sale as the Company intends to hold them for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Loans held for sale: Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.

Loans and allowance for estimated losses on loans: Loans are stated at the amount of unpaid principal, reduced by an allowance for estimated losses on loans. Interest is credited to earnings as earned based on the principal amount outstanding. The allowance for estimated losses on loans is maintained at the level considered adequate by management of the Company and the subsidiary banks to provide for losses that are probable. The allowance is increased by provisions charged to expense and reduced by net charge-offs. In determining the adequacy of the allowance, the Company and the subsidiary banks consider the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions, and other factors that in management's judgment deserve evaluation.

Loans are considered impaired when, based on current information and events, it is probable the Company and the bank involved will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to an impaired loan is computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The Company and the Banks recognize interest income on impaired loans on a cash basis.

Direct loan origination fees and costs are deferred and the net amounts amortized as an adjustment of the related loan's yield.

Credit related financial instruments: In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Transfers of financial assets: Transfers of financial assets are accounted for as sales, only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a modest benefit to the transferor, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

Trust assets: Trust assets held by the subsidiary banks in a fiduciary, agency, or custodial capacity for its customers, other than cash on deposit at the Banks, are not included in the accompanying consolidated financial statements since such items are not assets of the Banks.

Earnings per common share: Basic earnings per share is computed by dividing net income by the weighted average number of common stock shares outstanding for the respective period. Diluted earnings per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period.

Reclassification: Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform with the current year presentation.

Note 2.  Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.

Other comprehensive income (loss) is comprised as follows:

                                                                                   Tax
                                                                  Before         Expense          Net
                                                                    Tax         (Benefit)       of Tax
                                                                -----------------------------------------
Year ended June 30, 2002:
  Unrealized gains on securities available for sale:
    Unrealized holding gains arising during the year ........   $ 1,241,584    $   459,716    $   781,868
    Less, reclassification adjustment for gains
      included in net income ................................         6,433          2,382          4,051
                                                                -----------------------------------------
        Other comprehensive income ..........................   $ 1,235,151    $   457,334    $   777,817
                                                                =========================================
Year ended June 30, 2001:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains arising during the year ........   $ 2,482,453    $   887,041    $ 1,595,412
    Less, reclassification adjustment for (losses)
      included in net income ................................       (14,047)        (5,019)        (9,028)
                                                                -----------------------------------------
        Other comprehensive income ..........................   $ 2,496,500    $   892,060    $ 1,604,440
                                                                =========================================
Year ended June 30, 2000:
  Unrealized (losses) on securities available for sale:
    Unrealized holding (losses) arising during the year .....   $(1,195,285)   $  (410,590)   $  (784,695)
    Less, reclassification adjustment for (losses)
      included in net income ................................       (28,221)        (9,694)       (18,527)
                                                                -----------------------------------------
        Other comprehensive (loss) ..........................   $(1,167,064)   $  (400,896)   $  (766,168)
                                                                =========================================

Note 3.  Investment Securities

The amortized cost and fair value of investment securities as of June 30, 2002 and 2001 are summarized as follows:

                                                                    Gross            Gross
                                     Amortized     Unrealized     Unrealized         Fair
                                        Cost         Gains         (Losses)          Value
                                   -----------------------------------------------------------
June 30, 2002:
  Securities held to maturity:
    Municipal securities .......   $    250,440   $      7,598    $         --    $    258,038
    Other bonds ................        175,000          4,078              --         179,078
                                   -----------------------------------------------------------
                                   $    425,440   $     11,676    $         --    $    437,116
                                   ===========================================================
  Securities available for sale:
    U.S. Treasury securities ...   $  1,024,062   $      9,239    $         --    $  1,033,301
    U.S. agency securities .....     42,250,426      1,088,265              --      43,338,691
    Mortgage-backed securities .      5,758,421        124,191              --       5,882,612
    Municipal securities .......     13,663,785        538,002         (15,213)     14,186,574
    Corporate securities .......      9,291,237        190,623          (6,309)      9,475,551
    Trust preferred securities .      1,349,796        111,034         (14,405)      1,446,425
    Other securities ...........        407,756         39,047          (4,279)        442,524
                                   -----------------------------------------------------------
                                   $ 73,745,483   $  2,100,401    $    (40,206)   $ 75,805,678
                                   ===========================================================
June 30, 2001:
  Securities held to maturity:
    Municipal securities .......   $    500,559   $      4,638    $         --    $    505,197
    Other bonds ................         75,000          3,214              --          78,214
                                   -----------------------------------------------------------
                                   $    575,559   $      7,852    $         --    $    583,411
                                   ===========================================================
  Securities available for sale:
    U.S. agency securities .....   $ 31,787,602   $    626,091    $       (104)   $ 32,413,589
    Mortgage-backed securities .      5,509,433         17,646         (18,797)      5,508,282
    Municipal securities .......     11,892,825        144,098         (39,556)     11,997,367
    Corporate securities .......      4,577,918         31,014         (13,185)      4,595,747
    Trust preferred securities .      1,148,488         94,897         (14,405)      1,228,980
    Other securities ...........        393,211         19,075         (21,730)        390,556
                                   -----------------------------------------------------------
                                   $ 55,309,477   $    932,821    $   (107,777)   $ 56,134,521
                                   ===========================================================

All sales of securities during the years ended June 30, 2002, 2001, and 2000 were from securities identified as available for sale. Information on proceeds received, as well as the gains and losses from the sale of those securities is as follows:

                                               2002         2001         2000
                                            ------------------------------------

Proceeds from sales of securities .......   $  101,285   $1,262,841   $5,191,661
Gross gains from sales of securities ....       10,093       11,831       22,366
Gross losses from sales of securities ...        3,660       25,878       50,587

The amortized cost and fair value of securities as of June 30, 2002 by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.

                                                      Amortized
                                                         Cost        Fair Value
                                                     ---------------------------
Securities held to maturity:
  Due in one year or less ......................     $    25,000     $    25,830
  Due in one year through five years ...........         400,440         411,286
                                                     ---------------------------
                                                     $   425,440     $   437,116
                                                     ===========================
Securities available for sale:
  Due in one year or less ......................     $12,199,886     $12,365,027
  Due after one year through five years ........      35,355,599      36,329,261
  Due after five years .........................      20,023,821      20,786,254
                                                     ---------------------------
                                                      67,579,306      69,480,542
  Mortgage-backed securities ...................       5,758,421       5,882,612
  Other securities .............................         407,756         442,524
                                                     ---------------------------
                                                     $73,745,483     $75,805,678
                                                     ===========================

As of June 30, 2002 and 2001, investment securities with a carrying value of $49,391,310 and $37,120,191, respectively, were pledged on public deposits and for other purposes as required or permitted by law.

Note 4.  Loans Receivable

The composition of the loan portfolio as of June 30, 2002 and 2001 is presented as follows:

                                                        2002             2001
                                                   -----------------------------

Commercial .....................................   $305,019,327    $209,932,804
Real estate loans held for sale ................      8,498,345       5,823,820
Real estate - mortgage .........................     34,033,494      32,191,024
Real estate - construction .....................      2,861,123       2,568,283
Installment and other consumer .................     40,036,886      37,361,458
                                                   -----------------------------
                                                    390,449,175     287,877,389
Plus deferred loan origination costs (fees), net        144,639         (12,623)
Less allowance for estimated losses on loans ...     (6,111,454)     (4,248,182)
                                                   -----------------------------
                                                   $384,482,360    $283,616,584
                                                   =============================

Loans on nonaccrual status amounted to $1,559,609 and $1,231,741 as of June 30, 2002 and 2001, respectively. Foregone interest income and cash interest collected on nonaccrual loans was not material during the years ended June 30, 2002, 2001, and 2000.

Changes in the allowance for estimated losses on loans for the years ended June 30, 2002, 2001, and 2000 are presented as follows:

                                                  2002            2001           2000
                                               -----------------------------------------
Balance, beginning .........................   $ 4,248,182    $ 3,617,401    $ 2,895,457
  Provisions charged to expense ............     2,264,965        889,670      1,051,818
  Loans charged off ........................      (641,156)      (300,463)      (426,708)
  Recoveries on loans previously charged off       239,463         41,574         96,834
                                               -----------------------------------------
Balance, ending ............................   $ 6,111,454    $ 4,248,182    $ 3,617,401
                                               =========================================

Impaired loans were not material as of June 30, 2002 and 2001.

Loans are made in the normal course of business to directors, officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate amount of these loans during the years ended June 30, 2002 and 2001 was as follows:

                                                       2002             2001
                                                   -----------------------------

Balance, beginning .............................   $ 19,383,492    $  6,918,805
  Net increase due to change in related parties            --        11,439,009
  Advances .....................................     11,004,085       6,509,174
  Repayments ...................................     (7,580,788)     (5,483,496)
                                                   -----------------------------
Balance, ending ................................   $ 22,806,789    $ 19,383,492
                                                   =============================

Note 5.  Premises and Equipment

The following summarizes the components of premises and equipment as of June 30, 2002 and 2001:

                                                       2002             2001
                                                   -----------------------------

Land .......................................       $   813,400       $   813,400
Buildings ..................................         5,951,141         5,536,999
Furniture and equipment ....................         6,329,732         5,307,283
                                                   -----------------------------
                                                    13,094,273        11,657,682
Less accumulated depreciation ..............         3,887,512         2,998,799
                                                   -----------------------------
                                                   $ 9,206,761       $ 8,658,883
                                                   =============================

Certain facilities are leased under operating leases. Rental expense was $795,768, $615,058, and $451,097 for the years ended June 30, 2002, 2001, and
2000, respectively.

Future minimum rental commitments under noncancelable leases on a fiscal year basis were as follows as of June 30, 2002:

Year ending June 30:
  2003                                                                 $ 540,000
  2004                                                                   514,000
  2005                                                                   512,000
  2006                                                                   496,000
  2007                                                                   324,000
  Thereafter                                                             337,000
                                                                     -----------
                                                                     $ 2,723,000
                                                                     ===========

Note 6.  Deposits

The aggregate amount of certificates of deposit each with a minimum denomination of $100,000, was $62,919,139 and $50,298,560 as of June 30, 2002 and 2001,
respectively.

As of June 30, 2002, the scheduled maturities of certificates of deposit were as follows:

Year ending June 30:
  2003                                                              $134,994,069
  2004                                                                26,533,924
  2005                                                                15,240,894
  2006                                                                 1,165,866
  2007                                                                   820,816
                                                                    ------------
                                                                    $178,755,569
                                                                    ============

Note 7.  Short-Term Borrowings

Short-term borrowings as of June 30, 2002 of $34,628,709 consisted of $29,128,709 of overnight repurchase agreements with customers and $5,500,000 of federal funds purchased. Short-term borrowings as of June 30, 2001 of $28,342,542 consisted entirely of overnight repurchase agreements with customers.

Information concerning repurchase agreements is summarized as follows as of June 30, 2002 and 2001:

                                                         2002           2001
                                                      --------------------------

Average daily balance during the year .............   $27,243,789    $21,584,795
Average daily interest rate during the year .......        1.93%          4.40%
Maximum month-end balance during the year .........    31,262,688     28,342,542
Weighted average rate as of June 30 ...............        2.16%          4.34%

Securities underlying the agreements as of June 30:
  Carrying value ..................................   $44,909,718    $28,947,957
  Fair value ......................................    44,909,718     28,947,957


The securities underlying the agreements as of June 30, 2002 and 2001 were under the Company's control in safekeeping at third-party financial institutions.

Note 8.  Federal Home Loan Bank Advances

The Banks are members of the Federal Home Loan Bank of Des Moines (FHLB). As of June 30, 2002 and 2001, the Banks held $2,622,100 and $1,487,000, respectively, of FHLB stock. Maturity and interest rate information on advances from the FHLB as of June 30, 2002 and 2001 is as follows:

                                                           June 30, 2002
                                                    ----------------------------
                                                                     Weighted
                                                                      Average
                                                     Amount Due    Interest Rate
                                                    ----------------------------
Maturity:
  Year ending June 30:
    2003                                            $ 9,704,780        5.55%
    2004                                             13,740,148        3.76
    2005                                              5,250,000        4.22
    2006                                                700,000        6.28
    2007                                              3,410,000        5.38
    Thereafter                                       19,609,395        4.73
                                                    -----------
        Total FHLB advances                         $52,414,323        4.64
                                                    ===========

Of the advances maturing after June 30, 2007, $19,000,000 have options which allow the Banks the right, but not the obligation, to "put" the advances back to the FHLB.

                                                             June 30, 2001
                                                     ---------------------------
                                                      Weighted
                                                      Average
                                                     Amount Due    Interest Rate
                                                    ----------------------------
Maturity:
  Year ending June 30:
    2002                                            $ 1,995,266        6.97%
    2003                                              7,894,786        6.35
    2004                                              1,815,009        5.90
    2005                                                750,000        5.90
    2006                                                700,000        6.28
   Thereafter                                        16,557,698        5.12
                                                    -----------
        Total FHLB advances                         $29,712,759        5.67
                                                    ===========

Advances from the FHLB are collateralized by 1-to-4 unit residential, home equity 2nd mortgages, commercial real estate, and business loans equal to 135%, 175%, 175%, and 250%, respectively, of total outstanding notes.

Note 9.  Other Borrowings

As of June 30, 2002, the Company has a $10,000,000 revolving credit note, which is secured by all the outstanding stock of Quad City Bank & Trust. The note, which expires July 1, 2004, has a balance outstanding of $5,000,000 as of June 30, 2002. Interest is payable quarterly at the adjusted LIBOR rates as defined in the credit note agreement. As of June 30, 2002, the interest rate was 4.1%. As of June 30, 2001, the Company had a revolving credit note for $3,000,000, which was secured by all the outstanding stock of Quad City Bank & Trust. There was no outstanding balance on this note as of June 30, 2001.

The revolving credit note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios.

As of June 30, 2002, the subsidiary banks had seven unused lines of credit totaling $36,000,000 of which $4,000,000 was secured and $32,000,000 was unsecured. As of June 30, 2001, Quad City Bank & Trust had six unused lines of credit totaling $31,000,000 of which $8,000,000 was secured and $23,000,000 was unsecured.

Note 10. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures

The Company issued all of the 1,200,000 authorized shares of Company Obligated Mandatorily Redeemable (COMR) Preferred Securities of QCR Holdings Capital Trust I Holding Solely Subordinated Debentures. Distributions are paid quarterly. Cumulative cash distributions are calculated at a 9.2% annual rate. The Company may, at one or more times, defer interest payments on the capital securities for up to 20 consecutive quarters, but not beyond June 30, 2029. At the end of any deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed on June 30, 2029; however, the Company has the option to shorten the maturity date to a date not earlier than June 30, 2004. The redemption price is $10 per capital security plus any accrued and unpaid distributions to the date of redemption.

Holders of the capital securities have no voting rights, are unsecured and rank junior in priority of payment to all of the Company's indebtedness and senior to the Company's capital stock.

The debentures are included on the balance sheets as liabilities; however, for regulatory purposes, approximately $10,900,000 and $8,000,000 of the capital securities are allowed in the calculation of Tier I capital as of June 30, 2002 and 2001, respectively, with the remainder allowed as Tier II capital.

The capital securities are traded on the American Stock Exchange under the symbol "CQP.PR.A".

Note 11.  Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended June 30, 2002, 2001, and 2000:

                                              Year Ended June 30,
                              --------------------------------------------------
                                  2002               2001               2000
                              --------------------------------------------------

Current ...............       $ 1,948,841        $ 1,522,895        $ 2,079,186
Deferred ..............          (634,045)          (362,995)          (398,971)
                              --------------------------------------------------
                              $ 1,314,796        $ 1,159,900        $ 1,680,215
                              ==================================================

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended June 30, 2002, 2001, and 2000:

                                                       Year Ended June 30,
                                ----------------------------------------------------------------
                                         2002                 2001                  2000
                                ---------------------  --------------------  -------------------
                                               % of                  % of                  % of
                                              Pretax                Pretax                Pretax
                                   Amount     Income    Amount      Income     Amount     Income
                                ----------------------------------------------------------------
Computed "expected"
  tax expense ...............   $ 1,497,037    35.0%   $1,244,471    35.0%   $1,549,010    35.0%
Effect of graduated tax rates       (42,772)   (1.0)      (35,556)   (1.0)      (44,257)   (1.0)
Tax exempt income, net ......      (196,870)   (4.6)     (147,396)   (4.1)     (132,769)   (3.0)
State income taxes, net of
  federal benefit ...........       215,833     5.0       132,546     3.7       172,445     3.9
Other .......................      (158,432)   (3.7)      (34,165)   (1.0)      135,786     3.1
                                ----------------------------------------------------------------
                                $ 1,314,796    30.7%   $1,159,900    32.6%   $1,680,215    38.0%
                                ================================================================

The net deferred tax assets included with other assets on the balance sheet consisted of the following as of June 30, 2002 and 2001:

                                                            2002          2001
                                                         -----------------------
Deferred tax assets:
  Deferred compensation ...............................  $  383,129   $  180,863
  Loan and credit card losses .........................   2,281,753    1,701,189
  Other ...............................................      62,406       65,651
                                                         -----------------------
                                                          2,727,288    1,947,703
                                                         -----------------------

Deferred tax liabilities:
  Net unrealized gains on securities available for sale     776,456      319,122
  Premises and equipment ..............................     566,993      469,893
  Investment securities accretion .....................      38,803       35,500
  Other ...............................................      97,075       51,938
                                                         -----------------------
                                                          1,479,327      876,453
                                                         -----------------------
        Net deferred tax asset ........................  $1,247,961   $1,071,250
                                                         =======================

The change in deferred income taxes was reflected in the financial statements as follows for the years ended June 30, 2002, 2001, and 2000:

                                               2002         2001         2000
                                            ------------------------------------

Provision for income taxes ..............   $(634,045)   $(362,995)   $(398,971)
Statement of stockholders' equity-
  accumulated other comprehensive
  income, unrealized gains (losses)
  on securities available for sale, net .     457,334      892,060     (400,896)
                                            ------------------------------------
                                            $(176,711)   $ 529,065    $(799,867)
                                            ====================================

Note 12.  Employee Benefit Plans

The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee's compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. Company contributions for the years ended June 30, 2002, 2001, and 2000 were as follows:

                                              2002          2001          2000
                                            ------------------------------------

Matching contribution ................      $318,457      $240,960      $155,237
Discretionary contribution ...........        49,000        41,500        50,000
                                            ------------------------------------
                                            $367,457      $282,460      $205,237
                                            ====================================

The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company's matching contribution differs by officer and is a maximum of between $10,000 and $20,000 annually. Interest is computed at The Wall Street Journal prime rate and also differs by officer, with a minimum of 6% and a maximum of 12%. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. During the years ended June 30, 2002, 2001, and 2000 the Company expensed $67,273, $27,791, and $41,860, respectively, related to the agreements. As of June 30, 2002 and 2001 the liability related to the agreements totals $253,923 and $139,651, respectively.

Note 13. Stock Based Compensation

Stock option and incentive plans:

The Company's Board of Directors and its stockholders adopted in June 1993 the QCR Holdings, Inc. Stock Option Plan (Stock Option Plan). Up to 150,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of incentive stock options or nonqualified stock options granted under the Stock Option Plan. The Company's Board of Directors adopted in November 1996 the QCR Holdings, Inc. 1997 Stock Incentive Plan (Stock Incentive Plan). Up to 150,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the Stock Incentive Plan. The Stock Option Plan and the Stock Incentive Plan are administered by the compensation committee appointed by the Board of Directors (Committee).

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

                                     2002             2001              2000
                               -------------------------------------------------
Net income:
  As reported ............     $   2,962,453     $   2,395,732     $   2,745,527
  Pro forma ..............         2,872,271         2,325,404         2,690,807

Earnings per share:
  Basic:
    As reported ..........     $        1.10     $        1.06     $        1.19
    Pro forma ............              1.07              1.03              1.17
  Diluted:
    As reported ..........              1.08              1.04              1.15
    Pro forma ............              1.05              1.00              1.13

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions for grants during the years ended June 30, 2002, 2001, and 2000: dividend rate of 0%: risk-free interest rates based upon current rates at the date of grant (5.21% to 6.81%); expected lives of 10 years, and expected price volatility of 20.74% to 24.81%.

A summary of the stock option plans as of June 30, 2002, 2001, and 2000 and changes during the years ended on those dates is presented below:

                                         2002                   2001                  2000
                                   ------------------     -------------------   ------------------
                                             Weighted               Weighted              Weighted
                                              Average               Average               Average
                                             Exercise               Exercise              Exercise
                                    Shares     Price      Shares     Price       Shares    Price
                                   ---------------------------------------------------------------
Outstanding, beginning ........    236,437    $10.22      189,005    $10.24     190,171    $ 9.36
  Granted .....................     18,325     14.50       50,200     10.52      25,900     14.83
  Exercised ...................    (23,375)     6.72         (150)     6.17     (26,060)     6.69
  Forfeited ...................     (3,349)    13.00       (2,618)    17.10      (1,006)    17.80
                                  --------                -------               -------
Outstanding, ending ...........    228,038     10.89      236,437     10.22     189,005     10.24
                                  ========                =======               =======

Exercisable, ending ...........    139,090                153,390               138,834

Weighted average fair value per
  option of options granted
  during the year .............   $   7.27               $   5.17               $  7.68

A further summary of options outstanding as of June 30, 2002 is presented below:

                                   Options Outstanding
                         -------------------------------------
                                                                    Options Exercisable
                                        Weighted                  -----------------------
                                         Average     Weighted                    Weighted
                                        Remaining    Average                      Average
   Range of                Number      Contractual   Exercise       Number       Exercise
Exercise Prices          Outstanding      Life        Price       Exercisable      Price
-----------------------------------------------------------------------------------------
$6.00 to $6.83              86,870         2.61       $ 6.67        86,870        $ 6.67
$7.83 to $8.83               8,565         3.93         8.75         8,565          8.75
$10.00 to $11.67            49,950         8.94        10.50         7,150         10.64
$12.69 to $13.25            11,000         7.58        13.07         4,400         13.07
$13.33 to $13.67            21,495         5.00        13.67        17,430         13.66
$14.08 to $16.13            30,520         9.15        15.35         3,380         15.76
$17.75 to $21.33            19,638         6.50        20.24        11,295         20.50
                           -------                                 -------
                           228,038                                 139,090
                           =======                                 =======

Stock appreciation rights:

Additionally, the Stock Incentive Plan allows the granting of stock appreciation rights (SARs). SARs are rights entitling the grantee to receive cash having a fair market value equal to the appreciation in the market value of a stated number of shares from the date of grant. Like options, the number and exercise price of SARs granted is determined by the Committee. The SARs will vest 20% per year, and the term of the SARs may not exceed 10 years from the date of the grant. As of June 30, 2002, 2001, and 2000 there were 90,850, 90,850, and 52,050
SARs, respectively, outstanding, with 48,820, 28,200, and 17,490, respectively, exercisable.

Note 14. Regulatory Capital Requirements and Restrictions on Dividends

The  Company  (on a  consolidated  basis)  and the Banks are  subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2002 and 2001, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of June 30, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Banks' categories. The Company and the Banks' actual capital amounts and ratios as of June 30, 2002 and 2001 are also presented in the table.

                                                                          To Be Well
                                                                      Capitalized Under
                                                      For Capital     Prompt Corrective
                                         Actual    Adequacy Purposes  Action Provisions
                                   ----------------------------------------------------
                                    Amount   Ratio   Amount   Ratio   Amount    Ratio
                                   ----------------------------------------------------
As of June 30, 2002:
  Company:
    Total risk-based capital ...   $48,688   11.3%   $34,373   8.0%      N/A      N/A
    Tier 1 risk-based capital ..    42,153    9.8     17,187   4.0       N/A      N/A
    Leverage ratio .............    42,153    8.3     20,432   4.0       N/A      N/A
  Quad City Bank & Trust:
    Total risk-based capital ...   $37,546   10.0%   $29,951   8.0%  $37,439    10.0%
    Tier 1 risk-based capital ..    32,857    8.8     14,975   4.0    22,463     6.0
    Leverage ratio .............    32,857    7.4     17,721   4.0    22,151     5.0
  Cedar Rapids Bank & Trust (A):
    Total risk-based capital ...   $10,230   20.6%   $ 3,973   8.0%  $ 4,966    10.0%
    Tier 1 risk-based capital ..     9,608   19.4      1,986   4.0     2,980     6.0
    Leverage ratio .............     9,608   16.3      2,358   4.0     2,947     5.0

As of June 30, 2001:
  Company:
    Total risk-based capital ...   $39,351   12.2%   $25,863   8.0%     N/A      N/A
    Tier 1 risk-based capital ..    31,228    9.7     12,932   4.0      N/A      N/A
    Leverage ratio .............    31,228    7.8     16,044   4.0      N/A      N/A
  Quad City Bank & Trust:
    Total risk-based capital ...   $32,506   10.2%   $25,464   8.0%  $31,830    10.0%
    Tier 1 risk-based capital ..    28,524    9.0     12,732   4.0    19,098     6.0
    Leverage ratio .............    28,524    7.3     15,693   4.0    19,616     5.0

(A) As a denovo bank, Cedar Rapids Bank & Trust may not, without the prior consent of the Federal Reserve Bank, pay dividends until after the first three years of operations and two consecutive satisfactory CAMELS ratings. In addition, the Bank is required to maintain a tangible Tier I leverage ratio of at least 9% throughout its first three years of operations.

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

The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. In addition, the Banks, as members of the Federal Reserve System, will be prohibited from paying dividends to the extent such dividends declared in any calendar year exceed the total of its net profits of that year combined with its retained net profits of the preceding two years, or are otherwise determined to be an "unsafe and unsound practice" by the Federal Reserve Board.

Note 15. Earnings Per Common Share

The following information was used in the computation of basic and diluted earnings per common share for the years ended June 30, 2002, 2001, and 2000:

                                                  2002         2001         2000
                                               ------------------------------------
Net income .................................   $2,962,453   $2,395,732   $2,745,527
                                               ====================================

Weighted average common shares outstanding .    2,685,996    2,268,465    2,309,453
Weighted average common shares issuable upon
  exercise of stock options ................       57,809       45,869       76,387
                                               ------------------------------------
Weighted average common and common
  equivalent shares outstanding ............    2,743,805    2,314,334    2,385,840
                                               ====================================

Note 16. Commitments and Contingencies

In the normal course of business, the Banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit, and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

As  of  June  30,  2002  and  2001,  commitments  to  extend  credit  aggregated
$153,487,000  and  $91,893,000,  respectively.  As of June 30,  2002  and  2001, standby letters of credit aggregated $3,984,000 and $1,686,000, respectively. Management does not expect that all of these commitments will be funded.

Bancard is subject to the risk of chargebacks from cardholders and the merchant being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant.

The Company also has a guarantee to MasterCard International Incorporated, which is backed up by a performance bond in the amount of $1,000,000. As of June 30, 2002 there were no significant pending liabilities.

Aside from cash on-hand and in-vault, the majority of the Company's cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by $13,379,699 and $15,146,866 as of June 30, 2002 and 2001, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

Note 17. Quarterly Results of Operations (Unaudited)

                                           Year Ended June 30, 2002
                                 -----------------------------------------------
                                 September    December     March         June
                                     2001       2001        2002         2002
                                 -----------------------------------------------

Total interest income ........   $6,950,044  $6,895,756  $7,081,985   $7,592,352
Total interest expense .......    3,520,220   3,113,305   3,129,885    3,106,744
                                 -----------------------------------------------
        Net interest income ..    3,429,824   3,782,451   3,952,100    4,485,608
Provision for loan losses ....      408,490     631,375     497,500      727,600
Noninterest income ...........    1,847,654   2,192,586   1,828,673    2,045,746
Noninterest expenses .........    3,925,786   4,319,128   4,395,187    4,382,327
                                 -----------------------------------------------
        Net income before
        income taxes .........      943,202   1,024,534     888,086    1,421,427
Federal and state income taxes      294,965     335,161     274,003      410,667
                                 -----------------------------------------------
        Net income ...........   $  648,237  $  689,373  $  614,083   $1,010,760
                                 ===============================================
Earnings per common share:
  Basic ......................   $     0.26  $     0.25  $     0.22   $     0.37
  Diluted ....................         0.26        0.24        0.22         0.36

                                              Year Ended June 30, 2001
                                 -----------------------------------------------
                                  September   December     March         June
                                    2000       2000         2001         2001
                                 -----------------------------------------------

Total interest income ........   $6,978,039  $7,264,701  $7,279,539   $7,021,657
Total interest expense .......    4,119,175   4,323,023   4,313,369    3,856,182
                                 -----------------------------------------------
        Net interest income ..    2,858,864   2,941,678   2,966,170    3,165,475
Provision for loan losses ....      176,075     343,800     148,374      221,421
Noninterest income ...........    1,372,085   1,415,496   1,632,061    1,893,426
Noninterest expenses .........    3,077,638   3,466,171   3,471,466    3,784,678
                                 -----------------------------------------------
        Net income before
        income taxes .........      977,236     547,203     978,391    1,052,802
Federal and state income taxes      316,987     203,258     355,520      284,135
                                 -----------------------------------------------
        Net income ...........   $  660,249  $  343,945  $  622,871   $  768,667
                                 ===============================================
Earnings per common share:
Basic ........................   $     0.29  $     0.15  $     0.28   $     0.34
Diluted ......................         0.28        0.15        0.27         0.34

                                           Year Ended June 30, 2000
                                 -----------------------------------------------
                                  September   December     March         June
                                    1999        1999        2000         2000
                                 -----------------------------------------------

Total interest income ........   $5,800,637  $5,935,251  $5,952,519   $6,390,791
Total interest expense .......    3,102,826   3,329,541   3,299,703    3,556,523
                                 -----------------------------------------------
        Net interest income ..    2,697,811   2,605,710   2,652,816    2,834,268
Provision for loan losses ....      274,700     296,800      85,600      394,718
Noninterest income ...........    1,372,113   1,623,759   1,624,409    1,534,135
Noninterest expenses .........    2,773,541   2,727,889   2,960,061    3,005,970
                                 -----------------------------------------------
        Net income before
        income taxes .........    1,021,683   1,204,780   1,231,564      967,715
Federal and state income taxes      389,035     461,860     471,890      357,430
                                 -----------------------------------------------
        Net income ...........   $  632,648  $  742,920  $  759,674   $  610,285
                                 ===============================================

Earnings per common share:
  Basic ......................   $     0.28  $     0.32  $     0.33   $     0.26
  Diluted ....................         0.26        0.31        0.32         0.26

Note 18.  Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):

                            Condensed Balance Sheets
                                                                   June 30,
                                                         ----------------------------
ASSETS                                                      2002             2001
-------------------------------------------------------------------------------------
Cash and due from banks ..............................   $    607,477    $    723,209
Securities available for sale, at fair value .........      1,262,449       1,419,536
Investment in Quad City Bank and Trust Company .......     33,998,168      28,986,909
Investment in Cedar Rapids Bank and Trust Company ....      9,683,719            --
Investment in Quad City Bancard, Inc. ................      2,435,057       3,296,760
Investment in QCR Holdings Capital Trust I ...........        390,432         390,432
Net loans receivable .................................         20,952         145,106
Other assets .........................................      2,118,031       1,517,166
                                                         ----------------------------
        Total assets .................................   $ 50,516,285    $ 36,479,118
                                                         ============================
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------
Liabilities:
  COMR preferred securities of subsidiary trust ......   $ 12,000,000    $ 12,000,000
  Other borrowings ...................................      5,000,000              --
  Other liabilities ..................................        938,682         661,658
                                                         ----------------------------
        Total liabilities ............................     17,938,682      12,661,658
                                                         ----------------------------
Stockholders' Equity:
  Common stock .......................................      2,809,593       2,325,566
  Additional paid-in capital .........................     16,684,605      12,148,759
  Retained earnings ..................................     12,654,202       9,691,749
  Accumulated other comprehensive income .............      1,283,739         505,922
  Less cost of common shares acquired for the treasury       (854,536)       (854,536)
                                                         ----------------------------
        Total stockholders' equity ...................     32,577,603      23,817,460
                                                         ----------------------------
        Total liabilities and stockholders' equity ...   $ 50,516,285    $ 36,479,118
                                                         ============================

                         Condensed Statements of Income

                                                                         Year Ended June 30,
                                                              -----------------------------------------
                                                                  2002          2001           2000
-------------------------------------------------------------------------------------------------------
Total interest income .....................................   $   102,458    $   170,319    $   197,387
Investment securities gains (losses), net .................         6,433        (25,753)        21,983
Equity in net (loss) of Cedar Rapids Bank and Trust Company      (892,383)            --             --
Equity in net income of Quad City Bank and Trust Company ..     5,133,113      3,471,422      2,808,058
Equity in net income of Quad City Bancard, Inc. ...........       111,057        184,234        596,224
Equity in net income of QCR Holdings Capital Trust I ......            --             --         10,432
Other .....................................................        70,067         (7,745)       233,927
                                                              -----------------------------------------
        Total income ......................................     4,530,745      3,792,477      3,868,011
                                                              -----------------------------------------

Interest expense ..........................................     1,334,921      1,134,541      1,137,402
Other .....................................................     1,028,905        958,504        583,282
                                                              -----------------------------------------
        Total expenses ....................................     2,363,826      2,093,045      1,720,684
                                                              -----------------------------------------

        Income before income tax benefit ..................     2,166,919      1,699,432      2,147,327

Income tax benefit ........................................       795,534        696,300        598,200
                                                              -----------------------------------------
        Net income ........................................   $ 2,962,453    $ 2,395,732    $ 2,745,527
                                                              =========================================

                       Condensed Statements of Cash Flows

                                                                          Year Ended June 30,
                                                              --------------------------------------------
                                                                  2002            2001            2000
----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income ..............................................   $  2,962,453    $  2,395,732    $  2,745,527
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Distributions in excess of (less than) earnings of:
      Quad City Bank and Trust Company ....................     (4,333,113)     (3,471,422)     (2,808,058)
      Cedar Rapids Bank and Trust Company .................        892,383              --              --
      Quad City Bancard, Inc. .............................        861,703         132,266        (596,224)
      QCR Holdings Capital Trust I ........................             --              --         (10,432)
    Depreciation ..........................................            252           1,121           2,123
    Provision for loan losses .............................         (1,835)         (3,790)          6,000
    Investment securities (gains) losses, net .............         (6,433)         25,753         (21,983)
    Tax benefit of nonqualified stock options exercised ...         60,332              --          81,178
    (Increase) decrease in accrued interest receivable ....          4,016          (2,802)        (20,140)
    (Increase) decrease in other assets ...................       (608,624)        317,712         130,943
    Increase (decrease) in other liabilities ..............        277,024         457,834        (137,454)
                                                              --------------------------------------------
        Net cash provided by (used in) operating activities        108,158        (147,596)       (628,520)
                                                              --------------------------------------------

Cash Flows from Investing Activities:
  Purchase of securities available for sale ...............        (18,205)       (269,279)     (1,228,400)
  Proceeds from sale of securities available for sale .....        101,285          99,247         250,426
  Proceeds from calls and maturities of securities ........        107,500              --              --
  Capital infusion, Cedar Rapids Bank and
    Trust Company .........................................    (10,500,000)             --              --
  Capital infusion, Quad City Bancard, Inc. ...............             --        (900,000)       (500,000)
  Net loans (originated) repaid ...........................        125,989         391,127        (538,443)
                                                               -------------------------------------------
        Net cash (used in) investing activities ...........    (10,183,431)       (678,905)     (2,016,417)
                                                               -------------------------------------------

Cash Flows from Financing Activities:
  Proceeds from other borrowings ..........................      5,000,000              --              --
  Purchase of treasury stock ..............................             --        (255,056)       (599,480)
  Proceeds from issuance of common stock, net .............      4,959,541             925         136,891
                                                               -------------------------------------------
        Net cash provided by (used in) financing
        activities ........................................      9,959,541        (254,131)       (462,589)
                                                               -------------------------------------------

        Net (decrease) in cash and due from banks .........       (115,732)     (1,080,632)     (3,107,526)

Cash and due from banks:
  Beginning ...............................................        723,209       1,803,841       4,911,367
                                                              --------------------------------------------
  Ending ..................................................   $    607,477    $    723,209    $  1,803,841
                                                              ============================================

Note 19.  Fair Value of Financial Instruments

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

   Other borrowings: The fair value for variable rate other borrowings is equal to its carrying value.

   Commitments to extend credit: The fair value of these commitments is not material.

The carrying values and estimated fair values of the Company's financial instruments as of June 30, 2002 and 2001 are presented as follows:

                                                              2002                          2001
                                                    ---------------------------   ---------------------------
                                                      Carrying      Estimated      Carrying       Estimated
                                                        Value       Fair Value       Value        Fair Value
                                                    ---------------------------------------------------------
Cash and due from banks .........................   $ 26,207,676   $ 26,207,676   $ 20,217,219   $ 20,217,219
Federal funds sold ..............................        760,000        760,000      7,775,000      7,775,000
Certificates of deposit at financial institutions      7,272,213      7,272,213     10,512,585     10,512,585
Investment securities:
  Held to maturity ..............................        425,440        437,116        575,559        583,411
  Available for sale ............................     75,805,678     75,805,678     56,134,521     56,134,521
Loans receivable, net ...........................    384,482,360    388,248,360    283,616,584    289,206,000
Accrued interest receivable .....................      3,125,992      3,125,992      2,863,178      2,863,178
Deposits ........................................    376,317,309    378,049,309    302,155,224    302,813,000
Short-term borrowings ...........................     34,628,709     34,628,709     28,342,542     28,342,542
Federal Home Loan Bank advances .................     52,414,323     52,543,323     29,712,759     29,977,000
Other borrowings ................................      5,000,000      5,000,000             --             --
Company obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely subordinated debentures ........     12,000,000     12,464,746     12,000,000     12,206,596
Accrued interest payable ........................      1,858,414      1,858,414      2,394,489      2,394,489

Note 20.  Business Segment Information

Selected financial information on the Company's business segments is presented as follows for the years ended June 30, 2002, 2001, and 2000:

                                                Year Ended June 30,
                                   -----------------------------------------------
                                        2002            2001              2000
                                   -----------------------------------------------
Commercial banking:
  Revenue ......................   $  31,834,976    $  30,786,066    $  25,563,964
  Net income ...................       3,151,538        2,599,978        2,446,654
  Assets .......................     512,831,887      394,223,857      361,927,225
  Depreciation .................         888,186          724,330          584,872
  Capital expenditures .........       1,453,335        1,702,763          751,653

Merchant credit card processing:
  Revenue ......................       2,263,866        1,883,540        2,520,136
  Net income ...................         343,552          220,890          674,800
  Assets .......................       3,061,251        3,672,002        1,998,280
  Depreciation .................          35,309           42,859           46,423
  Capital expenditures .........          15,270           10,624           43,770

Trust management:
  Revenue ......................       2,161,677        2,071,971        1,884,310
  Net income ...................         540,942          523,670          463,353
  Assets .......................             N/A              N/A              N/A
  Depreciation .................             N/A              N/A              N/A
  Capital expenditures .........             N/A              N/A              N/A

All other:
  Revenue ......................         174,277          115,427          265,204
  Net (loss) ...................      (1,073,579)        (948,806)        (839,280)
  Assets .......................       2,935,357        3,052,075        3,696,110
  Depreciation .................             252            1,121            2,123
  Capital expenditures .........           3,020             --               --

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

         The following exhibits are either filed as a part of this Annual Report on Form 10-k or are incorporated herein by reference:

         Exhibit Number.                  Exhibit Description
         -----------------------------------------------------------------------

                3.1 Certificate of Incorporation of QCR Holdings, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

                3.2 Bylaws of QCR Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of Registrant's Form SB-2, File No. 33-67028).

                4.1 Specimen Stock Certificate of QCR Holdings, Inc (incorporated herein by reference to Exhibit 4.1 of Registrant's Form SB-2, File No. 33-67028).

               10.1        Employment Agreement between QCR Holdings, Inc.,
                           Quad City Bank and Trust Company and Michael A. Bauer dated July 1, 2000 (incorporated herein by reference to Exhibit 10.1 of Registrant's Annual Report or
                           Form 10-K for the year ended June 30, 2000).

               10.2 Employment Agreement between QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated July 1, 2000 (incorporated herein by reference to Exhibit 10.2 of Registrant's Annual Report on
                           Form 10-K for the year ended June 30, 2000).

               10.3 Executive Deferred Compensation Agreement between Quad City Bank and Trust Company and Michael A. Bauer dated June 28, 2000 (incorporated herein by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the year ended June 30,
                           2000).

               10.4 Executive Deferred Compensation Agreement between Quad City Bank and Trust Company and Douglas M. Hultquist dated June 28, 2000 (incorporated herein by reference to Exhibit 10.4 of Registrant's Annual Report on Form 10-K for the year ended June 30,
                           2000).

               10.5 Lease Agreement between Quad City Bank and Trust Company and 56 Utica L.L.C. (incorporated herein by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for the year ended June 30,
                           2000).

               10.6 Employment Agreement between Quad City Bank and Trust Company and Larry J. Helling dated April 11,
                           2001 (incorporated herein by reference to Exhibit
                           10.6 of Registrant's Annual Report on Form 10-K for the year ended June 30, 2001).

               10.7 Lease Agreement between Quad City Bank and Trust Company and Ryan Companies (incorporated herein by reference to Exhibit 10.7 of Registrant's Annual Report on Form 10-K for the year ended June 30, 2001).

               10.8 Executive Deferred Compensation Agreement dated January 2002 for Todd A. Gipple, Executive Vice President and Chief Financial Officer of QCR Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

               10.9        Executive Deferred Compensation Agreement dated
                           July 2001 for Larry J. Helling, President and Chief Executive Officer of Cedar Rapids Bank and Trust Company (incorporated herein by reference to Exhibit
                           10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

               10.10 Indenture by and between QCR Holdings, Inc. and First Union Trust Company, National Association, as trustee, dated June 9, 1999 (incorporated by reference to Exhibit 4.1 of Registrant's Form S-2, file No. 33-77889).

                12.1 Statement re: Computation of Ratios (exhibit is being filed herewith).

                21.1 Subsidiaries of QCR Holdings, Inc. (exhibit is being filed herewith).

                23.1 Consent of Independent Accountant - McGladrey and Pullen LLP (exhibit is being filed herewith).

                99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (exhibit is being filed herewith).

                99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (exhibit is being filed herewith).

        (b) Reports on Form 8-K

            The Company filed a current report on Form 8-K with the Securities and Exchange Commission on May 2, 2002 under Item 5, which reported information on earnings for the third quarter ended March 31, 2002 in the format of a press release.

            The Company filed a current report on Form 8-K with the Securities and Exchange Commission on August 5, 2002 under Item 5, which reported information on earnings for the fourth quarter ended June 30, 2002 in the format of a press release.

            The Company filed a current report on Form 8-K with the Securities and Exchange Commission on August 27, 2002 under Item 8, which reported the change of the Company's fiscal year from June 30 to December 31, effective at the end of calendar 2002.

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

                                      QCR HOLDINGS, INC.

Dated:  August 28, 2002               By:  /s/ Douglas M. Hultquist
                                           -------------------------------------
                                           Douglas M. Hultquist
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                   Title                                       Date
-----------------------------------------------------------------------------------------------

/s/ Michael A. Bauer                Chairman of the Board of Directors          August 28, 2002
----------------------------
Michael A. Bauer

/s/ Douglas M. Hultquist            President, Chief Executive                  August 28, 2002
----------------------------        and Financial Officer and Director
Douglas M. Hultquist

/s/ Richard R. Horst                Director and Secretary                      August 28, 2002
----------------------------
Richard R. Horst

/s/ James J. Brownson               Director                                    August 28, 2002
----------------------------
James J. Brownson

/s/ Larry J. Helling                Director                                    August 28, 2002
----------------------------
Larry J. Helling

/s/ John K. Lawson                  Director                                    August 28, 2002
----------------------------
John K. Lawson

/s/ Ronald G. Peterson              Director                                    August 28, 2002
----------------------------
Ronald G. Peterson

/s/ Henry Royer                     Director                                    August 28, 2002
----------------------------
Henry Royer

/s/ John W. Schricker               Director                                    August 28, 2002
----------------------------
John W. Schricker

Appendix A

                           SUPERVISION AND REGULATION

General

         Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of QCR Holdings, Inc. (the "Company") may be affected not only by management decisions and general economic conditions, but also by the requirements of state and federal statutes and by the regulations and policies of various bank regulatory authorities, including the Iowa Superintendent of Banking (the "Superintendent"), the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Federal Deposit Insurance Corporation (the "FDIC"). Furthermore, taxation laws enforced by the Internal Revenue Service and state taxing authorities and securities laws enforced by the Securities and Exchange Commission (the "SEC") and state securities authorities have an impact on the business of the Company. The effect of applicable statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

         Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC insured deposit funds and the depositors, rather than the shareholders.

         The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

Recent Regulatory Developments

         After the events of September 11, 2001, financial institutions became the focus of a number of legislative and regulatory initiatives intended to impede the funding of terrorist activities. On July 23, 2002, the federal bank regulatory agencies issued a joint notice of proposed rulemaking that requires financial institutions: (i) to the extent reasonable and practicable, to implement reasonable procedures to verify the identity of any person seeking to open an account; (ii) to maintain records of the information used to verify the person's identity; and (iii) to determine whether the person appears on any lists of known or suspected terrorists or terrorist organizations provided to the financial institution by any government agency. The rule applies to each of the Company's banking subsidiaries.

The Company

         General. The Company, as the sole shareholder of the Banks (Quad City Bank and Trust Company, Bettendorf, Iowa, and Cedar Rapids Bank and Trust
Company, Cedar Rapids, Iowa), is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

         Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control banks. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the voting shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

         The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, this authority would permit the Company to engage in a variety of banking-related businesses, including but not limited to the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

         Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, the Company has neither applied for nor received approval to operate as a financial holding company.

         Federal  law also  prohibits  any  person  or  company  from  acquiring
"control" of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a bank or a bank holding company.

         Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

         The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total risk-weighted assets; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

         The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of June 30, 2002, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

         Dividends. The Company's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. The Delaware General Corporation Law (the "DGCL") allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, a Federal Reserve policy statement provides that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

         Federal Securities Regulation. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Banks

         General. The Banks are Iowa-chartered banks, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). The Banks are members of the Federal Reserve System ("member banks"). As Iowa-chartered banks, the Banks are subject to the examination, supervision, reporting and enforcement requirements of the Superintendent, the chartering authority for Iowa banks. As member banks, the Banks are subject to examination, supervision, reporting and enforcement requirements of the Federal Reserve, which under federal law is designated as the primary federal regulator of member banks. The FDIC, as administrator of the BIF, also has regulatory authority over the Banks.

         Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

         During the fiscal year ended June 30, 2002, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period commencing July 1, 2002, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

         The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution: (i) has engaged or is engaging in unsafe or unsound practices; (ii) is in an unsafe or unsound condition to continue operations; or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Banks.

         FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the fiscal year ended June 30, 2002, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

         Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Superintendent to fund the operations of the Superintendent. During the fiscal year ended June 30, 2002, the Banks paid supervisory assessments to the Superintendent totaling $93,476.

         Capital Requirements. The Federal Reserve has established the following minimum capital standards for state-chartered Federal Reserve System member banks, such as the Banks: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

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

         Further, federal law and regulations provide various incentives to financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications.
Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well-capitalized." Under the regulations of the Federal Reserve, in order to be "well-capitalized" a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

         Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

         As of June 30, 2002: (i) neither of the Banks was subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Banks exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) each of the Banks was "well-capitalized," as defined by applicable regulations.

         Dividends. The primary source of funds for the Company is dividends from the Banks. The Iowa Banking Act provides that Iowa banks may not pay dividends in an amount greater than their undivided profits. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Banks. Generally, member banks may pay dividends out of their undivided profits, in such amounts and at such times, as the banks' boards of directors deem prudent. Without prior Federal Reserve approval, however, state member banks may not pay dividends in any calendar year that, in the aggregate, exceed the banks' calendar year-to-date net income plus the banks' retained net income for the two preceding calendar years.

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of June 30, 2002. As of June 30, 2002, approximately $107,000 was available to be paid as dividends to the Company by the Banks. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Banks if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

         Insider Transactions. The Banks are subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their respective directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Banks maintain a correspondent relationship.

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

         Branching Authority. Until 2001, an Iowa state bank could only establish a bank office within the boundaries of the counties contiguous to, or cornering upon, the county in which the principal place of business of the bank was located. Further, Iowa law prohibited an Iowa bank from establishing new branches in a municipality other than the municipality in which the bank's principal place of business was located, if another bank already operated one or more offices in the municipality in which the branch was to be located. Under a recent change to the Iowa Banking Act, until June 30, 2004, Iowa banks, such as the Banks, have authority under Iowa law to establish up to three new branches at any location in Iowa, subject to regulatory approval, in addition to any branches established under the branching rules described above. Beginning July 1, 2004, Iowa banks may establish any number of branches at any location in Iowa, subject to regulatory approval.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle- Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Iowa permits interstate bank mergers, subject to certain restrictions, including a prohibition against interstate mergers involving an Iowa bank that has been in existence and continuous operation for fewer than five years. In 1997, the Company formed a de novo Illinois bank that was merged into the Quad City Bank and Trust Company, resulting in the Quad City Bank and Trust Company establishing a branch office in Illinois. Under Illinois law, the Quad City Bank and Trust Company may continue to establish offices in Illinois to the same extent permitted for an Illinois bank (subject to certain conditions, including certain regulatory notice requirements).

         State Bank Investments and Activities. The Banks are generally permitted to make investments and engage in activities directly or through subsidiaries as authorized by Iowa law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank, unless the bank meets, and continues to meet, its minimum regulatory capital requirements, and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Banks.

         Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $41.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $41.3 million, the reserve requirement is $1.239 million plus 10% of the aggregate amount of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Banks are in compliance with the foregoing requirements.

Appendix B

GUIDE 3 INFORMATION

The following tables and schedules show selected comparative financial information required by the Securities and Exchange Commission Securities Act Guide 3, regarding the business of the QCR Holdings, Inc. ("the Company") for the periods shown.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential.

A and B. Consolidated Average Balance Sheets and Analysis of Net Interest
          Earnings

                                                                        Years Ended June 30,
                                    -----------------------------------------------------------------------------------------------
                                                 2002                          2001                             2000
                                    ------------------------------  ------------------------------  -------------------------------
                                               Interest   Average              Interest   Average              Interest    Average
                                    Average    Earned     Yield Or  Average    Earned     Yield Or  Average    Earned      Yield Or
                                    Balance    Or Paid    Cost      Balance    Or Paid    Cost      Balance    Or Paid     Cost
                                    -----------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
ASSETS Interest earnings assets:
Federal funds sold ..............  $   8,831   $   258     2.92%   $  21,404   $ 1,267     5.92%   $  27,068   $ 1,488     5.50%
Certificates of deposit at
  other financial institutions ..      9,233       590     6.39       11,102       702     6.32       11,967       754     6.30
Investment securities (1) .......     68,019     3,789     5.57       57,454     3,477     6.05       56,898     3,539     6.22
Net loans receivable (1) (2) ....    329,578    23,718     7.20      261,404    22,971     8.79      209,311    18,365     8.77
Other interest earning assets ...      8,642       386     4.47        4,915       245     4.98          477        24     5.03
                                    -------------------             -------------------             -------------------
  Total interest earning assets .    424,303    28,741     6.77      356,279    28,662     8.04      305,721    24,170     7.91

Noninterest-earning assets:
Cash and due from banks .........  $  18,665                       $  15,085                       $  13,699
Premises and equipment ..........      9,308                           8,295                           7,612
Other ...........................      8,777                           5,231                           8,822
                                    --------                        --------                        --------
  Total assets ..................  $ 461,053                       $ 384,890                       $ 335,854
                                    ========                        ========                        ========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits   $ 104,021     1,962     1.89%   $  86,639     2,918     3.37%   $  81,979     2,709     3.30%
Savings deposits ................      8,597       112     1.30        6,707       132     1.97        6,112       125     2.05
Time deposits ...................    164,542     6,821     4.15      159,822     9,972     6.24      134,245     7,291     5.43
Short-term borrowings ...........     27,466       592     2.16       22,477       992     4.41       14,530       665     4.58
Federal Home Loan Bank advances .     41,310     2,048     4.96       24,324     1,463     6.01       22,048     1,361     6.17
COMR ............................     12,000     1,134     9.45       12,000     1,135     9.46       12,000     1,137     9.48
Other borrowings ................      3,846       201     5.23            0         0     0.00            0         0     0.00
                                    -------------------              ------------------              ------------------
  Total interest-bearing

    liabilities .................    361,782    12,870     3.56      311,969    16,612     5.32      270,914    13,288     4.90

Noninterest-bearing demand ......     59,715                          45,902                          40,072
Other noninterest-bearing
  liabilities ...................     10,143                           5,133                           5,492
Total liabilities ...............    431,640                         363,004                         316,478
Stockholders' equity ............     29,413                          21,886                          19,376
                                    --------                        --------                        --------
  Total liabilities and

    stockholders' equity ........  $ 461,053                       $ 384,890                       $ 335,854
                                    ========                        ========                        ========
Net interest income .............             $ 15,871                        $ 12,050                        $ 10,882
                                              ========                         =======                         =======
Net interest spread .............                         3.21%                            2.72%                           3.00%
                                                          =====                            =====                           =====
Net interest margin .............                         3.74%                            3.38%                           3.56%
                                                          =====                            =====                           =====
Ratio of average interest earning
  assets to average interest-
  bearing liabilities ...........     117.28%                         114.20%                         112.85%
                                     ========                        ========                        ========

(1)  Interest  earned  and  yields  on  nontaxable   investment  securities  are
     determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2) Loan fees are not material and are included in interest income from loans receivable.

C. Analysis of Changes of Interest Income/Interest Expense

For the years ended June 30, 2002, 2001 and 2000

                                                                                    Components
                                                                     Inc./(Dec.)   of Change (1)
                                                                        from      -----------------
                                                                     Prior Year    Rate     Volume
                                                                     ------------------------------
                                                                              2002 vs. 2001
                                                                     ------------------------------
                                                                         (Dollars in thousands)
INTEREST INCOME
Federal funds sold ................................................   $(1,009)  $  (467)   $  (542)
Certificates of deposit at other financial institutions ...........      (112)        7       (119)
Investment securities (2) .........................................       312      (292)       604
Net loans receivable (2) (3) ......................................       747    (4,604)     5,351
Other interest earning assets .....................................       141       (27)       168
                                                                      -----------------------------
        Total change in interest income ...........................   $    79  $ (5,383)   $ 5,462
                                                                      -----------------------------
INTEREST EXPENSE
Interest-bearing demand deposits ..................................   $  (956)  $(1,461)   $   505
Savings deposits ..................................................       (20)      (52)        32
Time deposits .....................................................    (3,151)   (3,438)       287
Short-term borrowings .............................................      (400)     (586)       186
Federal Home Loan Bank advances ...................................       585      (293)       878
COMR ..............................................................        (1)       (1)         0
Other borrowings ..................................................       201         0        201
                                                                      -----------------------------
        Total change in interest expense ..........................   $(3,742)  $(5,831)   $ 2,089
                                                                      -----------------------------
Total change in net interest income ...............................   $ 3,821   $   448    $ 3,373
                                                                      =============================

                                                                                    Components
                                                                     Inc./(Dec.)   of Change (1)
                                                                        from      -----------------
                                                                     Prior Year    Rate     Volume
                                                                     ------------------------------
                                                                              2001 vs. 2000
                                                                     ------------------------------
                                                                         (Dollars in thousands)
INTEREST INCOME
Federal funds sold ................................................   $  (221)  $   108    $  (329)
Certificates of deposit at other financial institutions ...........       (52)        3         55
Investment securities (2) .........................................       (62)      (97)        35
Net loans receivable (2) (3) ......................................     4,606        28      4,578
Other interest earning assets .....................................       221         0        221
                                                                      -----------------------------
        Total change in interest income ...........................   $ 4,492   $    42    $ 4,450
                                                                      -----------------------------
INTEREST EXPENSE
Interest-bearing demand deposits ..................................   $   209   $    53    $   156
Savings deposits ..................................................         7        (5)        12
Time deposits .....................................................     2,681     1,176      1,505
Short-term borrowings .............................................       327       (25)       352
Federal Home Loan Bank advances ...................................       102       (36)       138
COMR ..............................................................        (2)       (2)         0
Other borrowings ..................................................         0         0          0
                                                                      -----------------------------
        Total change in interest expense ..........................   $ 3,324   $ 1,161    $ 2,163
                                                                      -----------------------------
Total change in net interest income ...............................   $ 1,168   $(1,119)   $ 2,287
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

(2) Interest earned and yields on nontaxable investment securities and loans are determined on a tax equivalent basis using a 34% tax rate in each year presented.

(3) Loan fees are not material and are included in interest income from loans receivable.

II. Investment Portfolio.

A. Investment Securities

The following table presents the amortized cost and fair value of investment securities held on June 30, 2002, 2001 and 2000.

                                                             Gross         Gross
                                             Amortized     Unrealized    Unrealized       Fair
                                                Cost         Gains        (Losses)        Value
                                            ------------------------------------------------------
June 30, 2002
-------------
Securities held to maturity:
Municipal securities ....................   $   250,440   $    7,598    $        0     $   258,038
Other bonds .............................       175,000        4,078             0         179,078
                                            ------------------------------------------------------
    Totals ..............................   $   425,440   $   11,676    $        0     $   437,116
                                            ======================================================

Securities available for sale:
U.S. Treasury securities ................   $ 1,024,062   $    9,239    $        0     $ 1,033,301
U.S. agency securities ..................    42,250,426    1,088,265             0      43,338,691
Mortgage-backed securities ..............     5,758,421      124,191             0       5,882,612
Municipal securities ....................    13,663,785      538,002       (15,213)     14,186,574
Corporate securities ....................     9,291,237      190,623        (6,309)      9,475,551
Trust preferred securities ..............     1,349,796      111,034       (14,405)      1,446,425
Other securities ........................       407,756       39,047        (4,279)        442,524
                                            ------------------------------------------------------
    Totals ..............................   $73,745,483   $2,100,401    $  (40,206)    $75,805,678
                                            ======================================================

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
                                            ======================================================

B. Investment Securities Maturities and Yields

The following table presents the maturity of securities held on June 30, 2002 and the weighted average rates by range of maturity:

                                                                        Average
                                                           Amount        Yield

                                                        ------------------------
U.S. Treasury securities:
     After 1 but within 5 years .....................   $ 1,024,062        3.20%
                                                        ========================

U.S. agency securities:
     Within 1 year ..................................   $12,099,886        5.08%
     After 1 but within 5 years .....................    23,575,610        5.21%
     After 5 but within 10 years ....................     6,574,930        5.86%
                                                        ------------------------
          Total .....................................   $42,250,426        5.27%
                                                        ========================

Mortgage-backed securities:
     After 1 but within 5 years .....................   $   505,326        5.87%
     After 5 but within 10 years ....................     2,685,246        5.29%
     After 10 years .................................     2,567,849        5.93%
                                                        ------------------------
          Total .....................................   $ 5,758,421        5.62%
                                                        ========================

Municipal securities:
     Within 1 year ..................................   $   100,000        7.21%
     After 1 but within 5 years .....................     3,588,759        6.15%
     After 5 but within 10 years ....................     5,536,120        6.43%
     After 10 years .................................     4,689,346        7.65%
                                                        ------------------------
          Total .....................................   $13,914,225        6.77%
                                                        ========================

Corporate securities:
     After 1 but within 5 years .....................   $ 7,417,608        5.71%
     After 5 but within 10 years ....................     1,873,629        6.10%
                                                        ------------------------
          Total .....................................   $ 9,291,237        5.79%
                                                        ========================

Trust preferred securities:
     After 10 years .................................   $ 1,349,796        8.71%
                                                        ========================

Other bonds:
     Within 1 year ..................................   $    25,000        6.30%
     After 1 but within 5 years .....................        50,000        6.60%
     After 5 but within 10 years ....................        50,000        5.30%
     After 10 years .................................        50,000        6.55%
                                                        ------------------------
          Total .....................................   $   175,000        6.17%
                                                        ========================

Other securities with no maturity or stated face rate   $   407,756
                                                        ===========

The Company does not use any financial instruments referred to as derivatives to manage interest rate risk.

C. Investment Concentrations

At June 30, 2002, there existed no security in the investment portfolio above (other than U.S. Government, U.S. Government agencies, and corporations) that exceeded 10% of stockholders' equity at that date.

III.   Loan Portfolio.

The composition of the loan portfolio at June 30, 2002, 2001, 2000, 1999, and 1998 is presented as follows:

                                          2002             2001             2000             1999             1998
----------------------------------------------------------------------------------------------------------------------
Commercial ......................     $305,019,327     $209,932,804     $167,733,209     $136,258,237     $ 99,170,654
Real estate loans held for sale .        8,498,345        5,823,820        1,121,474        2,033,025        4,766,243
Real estate - construction ......        2,861,123        2,568,283        3,463,682        3,367,458        1,798,257
Real estate - mortgage...........       34,033,494       32,191,024       35,179,905       25,558,861       24,581,017
Installment and other consumer ..       40,036,886       37,361,458       34,405,138       30,810,455       32,732,322
                                      --------------------------------------------------------------------------------
     Total loans ................      390,449,175      287,877,389      241,903,408      198,028,036      163,048,493
Plus deferred loan origination
     costs, net of fees .........          144,639          (12,623)         (50,557)         (51,344)         (73,357)
Less allowance for estimated
     losses on loans ............       (6,111,454)      (4,248,182)      (3,617,401)      (2,895,457)      (2,349,838)
                                      --------------------------------------------------------------------------------
     Net loans ..................     $384,482,360     $283,616,584     $238,235,450     $195,081,235     $160,625,298
                                      ================================================================================


B. Maturities and Sensitivities of Loans to Changes in Interest Rates

                                                                                         Maturities After One Year
                                                                                     --------------------------------
At June 30, 2002                      Due in one     Due after one      Due after      Predetermined     Adjustable
                                     year or less   through 5 years      5 years       interest rates  interest rates
                                     --------------------------------------------------------------------------------
Commercial ......................    $105,905,915     $165,129,672     $ 33,983,740     $152,204,339     $ 46,909,073
Real estate loans held for sale .               0                0        8,498,345        8,498,345                0
Real estate - construction ......       2,780,131           80,992                0           80,992                0
Real estate - mortgage...........       2,462,190          539,934       31,031,370        6,174,785       25,396,519
Installment and other consumer...      10,482,995       26,184,317        3,369,574       23,793,966        5,759,925
                                     --------------------------------------------------------------------------------
     Totals .....................    $121,631,231     $191,934,915     $ 76,883,029     $190,752,427     $ 78,065,517
                                     ================================================================================

C. Risk Elements

The following table represents Nonaccrual, Past Due, Renegotiated Loans, and other Real Estate owned at June 30, 2002, 2001, 2000, 1999, and 1998.

                                                       2002          2001           2000         1999         1998
                                                    -----------------------------------------------------------------
Loans accounted for on nonaccrual basis ........    $1,559,609    $1,231,741    $  382,745    $1,287,727    $1,025,761
Accruing loans past due 90 days or more ........       707,853       494,827       352,376       238,046       259,277
Other real estate owned ........................             0        47,687             0       119,600             0
Troubled debt restructurings ...................             0             0             0             0             0
                                                    ------------------------------------------------------------------
     Total .....................................    $2,267,462    $1,774,255    $  735,121    $1,645,373    $1,285,038
                                                    ==================================================================

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

3.   Foreign Outstandings. None

4. Loan Concentrations. At June 30, 2002, there were no concentration of loans exceeding 10% of total loans which are not otherwise disclosed in Item III. A.

D. Other Interest-Bearing Assets

There are no other interest-bearing assets required to be disclosed here.

IV. Summary of Loan Loss Experience.

A. Analysis of the Allowance for Estimated Losses on Loans

The following table summarizes activity in the allowance for estimated losses on loans of the Company for the fiscal years ending June 30, 2002, 2001, 2000, 1999, and 1998:

                                                 2002           2001           2000           1999           1998
                                             -------------------------------------------------------------------------
Average amount of loans outstanding,
   before allowance for estimated losses
   on loans ..............................   $338,484,164   $262,237,267   $212,497,181   $184,756,698   $141,974,417

Allowance for estimated losses on loans:

Balance, beginning of fiscal year ........      4,248,182      3,617,401      2,895,457      2,349,838      1,632,500
   Charge-offs:
      Commercial .........................       (437,048)       (86,936)       (43,295)      (104,596)       (62,763)
      Real estate ........................              0              0         (6,822)       (25,142)             0
      Installment and other consumer .....       (204,108)      (213,527)      (376,591)      (348,777)      (142,471)
                                             -------------------------------------------------------------------------
      Subtotal charge-offs ...............       (641,156)      (300,463)      (426,708)      (478,515)      (205,234)
                                             -------------------------------------------------------------------------
   Recoveries:
      Commercial .........................        101,191          2,100            762         53,314         13,146
      Real estate ........................              0              0              0              0              0
      Installment and other consumer .....        138,272         39,474         96,072         79,020          7,450
                                             -------------------------------------------------------------------------
      Subtotal recoveries ................        239,463         41,574         96,834        132,334         20,596
                                             -------------------------------------------------------------------------
      Net charge-offs ....................       (401,693)      (258,889)      (329,874)      (346,181)      (184,638)
Provision charged to expense .............      2,264,965        889,670      1,051,818        891,800        901,976
                                             -------------------------------------------------------------------------
Balance, end of fiscal year ..............   $  6,111,454   $  4,248,182   $  3,617,401   $  2,895,457   $  2,349,838
                                             =========================================================================
Ratio of net charge-offs to average loans
   outstanding ...........................            .12%          0.10%          0.16%          0.19%          0.13%

B. Allocation of the Allowance for Estimated Losses on Loans

The following table presents the allowance for estimated losses on loans by type of loans and the percentage of loans in each category to total loans for the fiscal years ending June 30, 2002, 2001, 2000, 1999, and 1998:

                                                          %                      %                        %
                                                       Of Loans               Of Loans                 Of Loans
                                                       to Total               to Total                 to Total
                                             Amount      Loans      Amount      Loans       Amount       Loans
                                          ----------------------   --------------------   ---------------------
                                                  2002                    2001                   2000
                                          ----------------------   --------------------   ---------------------
Commercial .............................  $5,239,506      78.12%   $3,231,286    72.92%   $2,863,319     69.33%
Real estate loans held for sale ........       1,392       2.18%            0     2.02%            0      0.46%
Real estate - construction .............      14,306       0.73%            0     0.89%        8,659      1.43%
Real estate - mortgage .................     301,928       8.72%      182,365    11.18%      121,530     14.55%
Installment and other consumer .........     554,322      10.25%      834,531    12.99%      617,893     14.23%
Unallocated ............................           0        N/A             0      N/A         6,000       N/A
                                          ----------------------   --------------------   ---------------------
     Total .............................  $6,111,454     100.00%   $4,248,182   100.00%   $3,617,401    100.00%
                                          ======================   ====================   =====================

                                                  1999                    1998
                                          ---------------------   ---------------------

Commercial .............................  $2,164,668     68.80%   $1,213,439     60.82%
Real estate loans held for sale ........           0      1.03%            0      2.92%
Real estate - construction .............       8,419      1.70%        4,496      1.10%
Real estate - mortgage .................      94,274     12.91%       74,702     15.08%
Installment and other consumer..........     578,937     15.56%      515,489     20.08%
Unallocated ............................      49,159       N/A       541,712       N/A
                                          ---------------------   ---------------------
     Total .............................  $2,895,457    100.00%   $2,349,838    100.00%
                                          =====================   =====================

V. Deposits.

The average amount of and average rate paid for the categories of deposits for the years 2002, 2001, and 2000 are disclosed in the consolidated average balance sheets and can be found on page 2 of Appendix B.

Included in interest bearing deposits at June 30, 2002, 2001, and 2000 were certificates of deposit totaling $62,919,139, $50,298,560, and $50,814,599 respectively, that were $100,000 or greater. Maturities of these certificates were as follows:

                                          2002          2001            2000
                                       -----------------------------------------
One to three months .................  $18,222,577    $20,948,861    $24,105,269
Three to six months .................   11,202,328     11,487,826     11,176,203
Six to twelve months ................   24,463,968     12,972,591     11,781,428
Over twelve months ..................    9,030,266      4,889,281      3,751,699
                                       -----------------------------------------
     Total certificates of

       deposit greater than $100,000 . $62,919,139    $50,298,560    $50,814,599
                                       =========================================

VI. Return on Equity and Assets.

The following table presents the return on assets and equity and the equity to assets ratio of the Company for the years ended June 30, 2002, 2001, and 2000.

                                              2002            2001            2000
                                          --------------------------------------------
Average total assets ...................  $461,053,211    $384,890,061    $335,854,396
Average equity .........................    29,412,548      21,886,477      19,375,865
Net income .............................     2,962,453       2,395,732       2,745,527
Return on average assets ...............           .64%            .62%            .82%
Return on average equity ...............         10.07%          10.95%          14.17%
Average equity to average assets ratio .          6.37%           5.69%           5.77%

VII. Short Term Borrowings.

The information requested is disclosed in the Notes to Consolidated Financial Statements in Note 7.