Form 10-Q
period 2002-09-30
QCR HOLDINGS INC
filed 2002-11-12
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES  AND  EXCHANGE  ACT OF 1934
      For  the  quarterly  period ended September 30, 2002

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ------------- to ------------------------

                         Commission file number 0-22208

                               QCR HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                        42-1397595
--------------------------------------------------------------------------------
   (State or other jurisdiction                      (I.R.S. Employer ID Number)
of incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 1, 2002, the Registrant had outstanding 2,753,687 shares of common stock, $1.00 par value per share.

                       QCR HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Page
                                                                          Number

Part I     FINANCIAL INFORMATION

           Item 1     Consolidated Financial Statements (Unaudited)

                      Consolidated Balance Sheets,
                      September 30, 2002 and June 30, 2002                     3

                      Consolidated Statements of Income,
                      For the Three Months Ended September 30, 2002 and 2001   4

                      Consolidated Statements of Cash Flows,
                      For the Three Months Ended September 30, 2002 and 2001   5

                      Notes to Consolidated Financial Statements             6-8

           Item 2     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         9-16

           Item 3     Quantitative and Qualitative Disclosures                17
                      About Market Risk

           Item 4 Controls and Procedures                                  17-18

Part II    OTHER INFORMATION

           Item 1     Legal Proceedings                                       19

           Item 2     Changes in Securities and Use of Proceeds               19

           Item 3     Defaults Upon Senior Securities                         19

           Item 4     Submission of Matters to a Vote of Security
                        Holders                                               19

           Item 5     Other Information                                       19

           Item 6     Exhibits and Reports on Form 8-K                     19-20

           Signatures                                                      20-22

                       QCR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      September 30, 2002 and June 30, 2002

                                                                                    September 30,     June 30,
                                                                                        2002            2002
                                                                                   ------------------------------
ASSETS

Cash and due from banks ........................................................   $  34,948,741    $  26,207,676
Federal funds sold .............................................................       8,155,000          760,000
Certificates of deposit at financial institutions ..............................       6,678,213        7,272,213

Securities held to maturity, at amortized cost .................................         425,386          425,440
Securities available for sale, at fair value ...................................      79,736,833       75,805,678
                                                                                   ------------------------------
                                                                                      80,162,219       76,231,118
                                                                                   ------------------------------

Loans receivable held for sale .................................................      24,777,612        8,498,345
Loans receivable held for investment ...........................................     405,445,450      382,095,469
Less: Allowance for estimated losses on loans ..................................      (6,481,881)      (6,111,454)
                                                                                   ------------------------------
                                                                                     423,741,181      384,482,360
                                                                                   ------------------------------

Premises and equipment, net ....................................................       9,152,192        9,206,761
Accrued interest receivable ....................................................       3,352,520        3,125,992
Other assets ...................................................................       2,648,678       11,542,375
                                                                                   ------------------------------

        Total assets ...........................................................   $ 568,838,744    $ 518,828,495
                                                                                   ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing .........................................................   $  73,658,528    $  65,384,902
   Interest-bearing ............................................................     331,777,310      310,932,407
                                                                                   ------------------------------
     Total deposits ............................................................     405,435,838      376,317,309
                                                                                   ------------------------------

Short-term borrowings ..........................................................      41,896,638       34,628,709
Federal Home Loan Bank advances ................................................      64,553,155       52,414,323
Other borrowings ...............................................................       5,000,000        5,000,000
Company obligated manditorily redeemable preferred securities of
     subsidiary trust holding solely subordinated debentures ...................      12,000,000       12,000,000
Other liabilities ..............................................................       5,477,028        5,890,551
                                                                                   ------------------------------
        Total liabilities ......................................................     534,362,659      486,250,892
                                                                                   ------------------------------


STOCKHOLDERS' EQUITY
Common stock, $1 par value; shares authorized 5,000,000;
   September 2002 - shares issued 2,809,818 and outstanding
   2,749,672; June 2002 - 2,809,593 and 2,749,447 respectively .................       2,809,818        2,809,593
Additional paid-in capital .....................................................      16,686,067       16,684,605
Retained earnings ..............................................................      13,813,507       12,654,202
Accumulated other comprehensive income .........................................       2,021,229        1,283,739
                                                                                   ------------------------------
                                                                                      35,330,621       33,432,139

Less cost of 60,146 common shares acquired for the treasury ....................        (854,536)        (854,536)
                                                                                   ------------------------------
        Total stockholders' equity .............................................      34,476,085       32,577,603
                                                                                   ------------------------------
        Total liabilities and stockholders' equity .............................   $ 568,838,744    $ 518,828,495
                                                                                   ==============================

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         Three Months Ended September 30

                                                                         2002          2001
                                                                     -------------------------
Interest income:
     Interest and fees on loans ..................................   $ 6,639,470   $ 5,789,552
     Interest and dividends on securities:
           Taxable ...............................................       869,808       733,680
           Nontaxable ............................................       116,974       104,545
     Interest on certificates of deposit at financial institutions       109,785       164,573
     Interest on federal funds sold ..............................        30,393        78,392
     Other interest ..............................................       109,227        79,302
                                                                     -------------------------
          Total interest income ..................................     7,875,657     6,950,044
                                                                     -------------------------

Interest expense:
      Interest on deposits .......................................     2,068,967     2,569,682
      Interest on company obligated manditorily
           redeemable preferred securities .......................       283,376       283,377
      Interest on short-term borrowings ..........................       784,714       652,127
      Interest on other borrowings ...............................        51,704        15,034
                                                                     -------------------------
          Total interest expense .................................     3,188,761     3,520,220
                                                                     -------------------------

          Net interest income ....................................     4,686,896     3,429,824

 Provision for loan losses .......................................       636,800       408,490
                                                                     -------------------------
          Net interest income after provision for loan losses ....     4,050,096     3,021,334
                                                                     -------------------------

Noninterest income:
     Merchant credit card fees, net of processing costs ..........       687,900       519,625
     Trust department fees .......................................       513,705       476,718
     Deposit service fees ........................................       284,206       237,752
     Gains on sales of loans, net ................................       713,052       461,762
     Securities losses, net ......................................             0          (670)
     Other .......................................................       270,211       152,467
                                                                     -------------------------
          Total noninterest income ...............................     2,469,074     1,847,654
                                                                     -------------------------

Noninterest expenses:
     Salaries and employee benefits ..............................     2,866,528     2,290,436
     Professional and data processing fees .......................       395,569       372,517
     Advertising and marketing ...................................       139,727       112,464
     Occupancy and equipment expense .............................       702,400       529,523
     Stationery and supplies .....................................       117,000       105,289
     Postage and telephone .......................................       144,677       108,532
     Other .......................................................       405,505       407,025
                                                                     -------------------------
          Total noninterest expenses .............................     4,771,406     3,925,786
                                                                     -------------------------

          Income before income taxes .............................     1,747,764       943,202
Federal and state income taxes ...................................       588,459       294,965
                                                                     -------------------------
          Net income .............................................   $ 1,159,305   $   648,237
                                                                     =========================

Earnings per common share:
          Basic ..................................................   $      0.42   $      0.26
          Diluted ................................................   $      0.41   $      0.26
          Weighted average common shares outstanding .............     2,749,562     2,454,757
          Weighted average common and common equivalent ..........     2,814,186     2,501,165
                shares outstanding

Comprehensive income .............................................   $ 1,896,795   $ 1,310,029

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         Three Months Ended September 30

                                                                                  2002           2001
                                                                              ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income .......................................................  $  1,159,305   $    648,237
          Adjustments to reconcile net income to net cash used in
           operating activities:
            Depreciation ...................................................       248,051        211,916
            Provision for loan losses ......................................       636,800        408,490
            Amortization of offering costs on subordinated debentures ......         7,376          7,376
            Amortization of premiums on securities, net ....................        70,255         30,082
            Securities losses, net .........................................             0            670
            Loans originated for sale ......................................   (58,957,339)   (35,065,340)
            Proceeds on sales of loans .....................................    43,391,124     33,337,336
            Net gains on sales of loans ....................................      (713,052)      (461,762)
            Increase in accrued interest receivable ........................      (226,528)      (345,304)
            Decrease (increase) in other assets ............................     8,473,803       (295,497)
            (Decrease) increase in other liabilities .......................      (413,523)           520
                                                                              ---------------------------
               Net cash used in operating activities .......................  $ (6,323,728)   $(1,523,276)
                                                                              ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Net increase in federal funds sold ...............................    (7,395,000)      (255,000)
          Net decrease in certificates of deposits at financial institutions       594,000        794,011
          Purchase of securities available for sale ........................    (6,822,988)    (6,307,160)
          Proceeds from calls and maturities of securities .................     3,560,000      2,750,000
          Proceeds from paydowns on securities .............................       440,605        405,862
          Proceeds from sales of securities available for sale .............             0        101,285
          Increase in cash value of life insurance contracts ...............       (28,965)       (25,791)
          Net loans originated and held for investment .....................   (23,616,354)   (20,238,971)
          Purchase of premises and equipment, net ..........................      (193,482)      (493,858)
                                                                              ---------------------------
               Net cash used in investing activities .......................  $(33,462,184)  $(23,269,622)
                                                                              ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in deposit accounts .................................    29,118,529     13,388,466
          Net increase (decrease) in short-term borrowings .................     7,267,929     (2,359,197)
          Proceeds from Federal Home Loan Bank advances ....................    14,700,000      4,000,000
          Payments on Federal Home Loan Bank advances ......................    (2,561,168)    (1,582,369)
          Net increase in other borrowings .................................             0      5,000,000
          Proceeds from issuance of common stock, net ......................         1,687      4,988,622
                                                                              ---------------------------
               Net cash provided by financing activities ...................  $ 48,526,977    $23,435,522
                                                                              ---------------------------

               Net increase (decrease) in cash and due from banks ..........     8,741,065     (1,357,376)
Cash and due from banks, beginning .........................................    26,207,676     20,217,219
                                                                              ---------------------------
Cash and due from banks, ending ............................................  $ 34,948,741    $18,859,843
                                                                              ===========================

Supplemental disclosure of cash flow information, cash payments for:

          Interest .........................................................  $  3,526,352    $ 3,975,415
                                                                              ===========================

          Income/franchise taxes ...........................................  $    755,925    $   150,040
                                                                              ===========================
Supplemental schedule of noncash investing activities:
          Change in accumulated other comprehensive income,
          unrealized gains on securities available for sale, net ...........  $    737,490    $   661,792
                                                                              ===========================

See Notes to Consolidated Financial Statements

Part I
Item 1

                               QCR HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2002


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the six-month transition period ending December 31, 2002.

Since the Company's formation in February 1993, its fiscal year end has been June 30th. On August 21, 2002, the Company's Board of Directors approved a change in the fiscal year end to December 31st. The Company will file a Form 10-K with the Securities and Exchange Commission for the transition period July 1, 2002 through December 31, 2002.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of QCR Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company ("Quad City Bank & Trust"), Cedar Rapids Bank and Trust Company ("Cedar Rapids Bank & Trust"), Quad City Bancard, Inc. ("Bancard"), Allied Merchant Services, Inc. ("Allied"), QCR Capital Trust I ("Capital Trust"), and Quad City Liquidation Corporation ("QCLC"). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition to these six wholly owned subsidiaries, the Company has an aggregate investment of $241 thousand in four associated companies, Nobel Electronic Transfer, LLC, Nobel Real Estate Investors, LLC, Velie Plantation Holding Company, and Clarity Merchant Services, Inc. Effective November 1, 2001, the Company changed its name from Quad City Holdings, Inc. to QCR Holdings, Inc., and its Nasdaq SmallCap trading symbol to "QCRH".

NOTE 3 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                                           Three months ended
                                                              September 30,
                                                         -----------------------
                                                            2002         2001
                                                         -----------------------
Net income, basic and diluted
      earnings .....................................     $1,159,305   $  648,237
                                                         =======================

Weighted average common shares outstanding .........      2,749,562    2,454,757
Weighted average common shares issuable upon
  exercise of stock options ........................         64,624       46,408
                                                         -----------------------
Weighted average common and
      common equivalent shares
      outstanding ..................................      2,814,186    2,501,165
                                                         =======================

NOTE 4 - BUSINESS SEGMENT INFORMATION

Selected financial information on the Company's business segments is presented as follows for the three month periods ended September 30, 2002 and 2001, respectively.

                                                     2002               2001
                                                 ------------------------------
Revenue:
     Commercial banking ....................     $  8,972,373      $  7,713,339
     Merchant credit card processing .......          731,098           566,072
     Trust management ......................          513,705           476,718
     All other .............................          127,555            41,569
                                                 ------------------------------
          Total revenue ....................     $ 10,344,731      $  8,797,698
                                                 ==============================



Net income (loss):
     Commercial banking ....................     $  1,123,693      $    638,842
     Merchant credit card processing .......          208,024            93,456
     Trust management ......................           99,497            85,734
     All other .............................         (271,909)         (169,795)
                                                 ------------------------------
          Total net income .................     $  1,159,305      $    648,237
                                                 ==============================

NOTE 5 - RECENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board has issued Statement 143, "Accounting for Asset Retirement Obligations" and Statement 144, " Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement 144 supersedes FASB Statement 121 and the accounting and reporting provisions of APB Opinion No. 30. Statement 144 establishes a single accounting model for long-lived assets to be disposed of by sale at the lower of its carrying amount or its fair value less costs to sell and to cease depreciation/amortization. For the Company, the provisions of Statement 143 and 144 were effective July 1, 2002. Implementation of the Statements had no material impact on the Company's financial statements.

The Financial Accounting Standards Board has issued Statement 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statements No. 4 and 64, relative to debt extinguishments and provides that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Statement amends FASB Statement No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally, the Statement rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of the Statement relative to accounting for leases were effective for transactions occurring after May 15, 2002. Implementation of these provisions of the Statement had no impact on the Company's consolidated financial statements. For the Company, the provisions of the Statement relative to accounting for debt extinguishment were effective July 1, 2002. Implementation of these provisions of the Statement had no material impact on the Company's consolidated financial statements.

The Financial Accounting Standards Board has issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability and Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Statement provides that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. For the Company, the provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Implementation of the Statement is not expected to have a material impact on the Company's consolidated financial statements.

The Financial Accounting Standards Board has issued Statement 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." In addition, the Statement amends FASB Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. For the Company, the provisions of the Statement are effective October 1, 2002. Implementation is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 6 - SUBSEQUENT EVENTS

On October 22, 2002, the Company announced Bancard's sale of its ISO-related merchant credit card operations to iPayment, Inc. for the price of $3.5 million. After contractual compensation and severance payments, transaction expenses, and income taxes, the transaction resulted in a gain of approximately $1.2 million, or $0.44 per share, which will be realized during the quarter ended December 31, 2002. Also included in the sale were all of the merchant credit card processing relationships owned by Allied. Bancard will continue to provide credit card processing for its local merchants and cardholders of the subsidiary banks and agent banks. It is anticipated that the Company's termination of ISO-related merchant credit card processing will reduce Bancard's future earnings. However, the Company believes that Bancard can be profitable with its narrowed business focus of continuing to provide credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks.

On October 23, 2002, the Company announced that the board of directors had declared the Company's first cash dividend of $0.05 per share payable on January 3, 2003, to stockholders of record on December 16, 2002. Going forward, it is the Company's intention to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, but believes that operating results have reached a level that can sustain dividends to stockholders as well.

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

Quad City Bancard, Inc. ("Bancard") provides merchant credit card processing services. Bancard has contracted with independent sales organizations ("ISOs") that market credit card services to merchants throughout the country. In March 1999, Bancard formed its own subsidiary ISO, Allied Merchant Services, Inc. ("Allied"), for the purpose of generating additional credit card processing business. At September 30, 2002, approximately 26,300 merchants were processing transactions with Bancard. On October 22, 2002 the Company announced that Bancard completed the sale of its ISO-related merchant credit card operations. For more information with respect to the transaction, refer to Note 6.

Since the Company's formation in February 1993, its fiscal year end has been June 30th. On August 21, 2002, the Company's Board of Directors approved a change in the fiscal year end to December 31st. The Company will file a Form 10-K with the Securities and Exchange Commission for the transition period July 1, 2002 through December 31, 2002.

CRITICAL ACCOUNTING POLICY

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis which discusses the allowance for loan losses in the section entitled "Financial Condition". Although management believes the levels of the allowance as of both September 30, 2002 and June 30, 2002 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

FINANCIAL CONDITION

Total assets of the Company increased by $50.0 million, or 10%, to $568.8 million at September 30, 2002 from $518.8 million at June 30, 2002. The growth resulted primarily from increases in the loan portfolio and cash and due from banks funded by deposits received from customers and by proceeds received from Federal Home Loan Bank advances and short-term borrowings.

Cash and due from banks increased by $8.7 million, or 33%, to $34.9 million at September 30, 2002 from $26.2 million at June 30, 2002. The increase was primarily due to the receipt on the final day of the period of $9.1 million of funds from Visa/Mastercard for subsequent distribution to credit card merchants who processed transactions with Bancard. Cash and due from banks represented both cash maintained at its subsidiary banks, as well as funds that the Company and its banks had deposited in other banks in the form of demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At September 30, 2002, the subsidiary banks had $8.2 million invested in such funds. This amount increased by $7.4 million from $760 thousand at June 30, 2002. This increase was the result of additional liquidity at Quad City Bank & Trust at September 30, 2002 when compared to June 30, 2002.

Certificates of deposit at financial institutions decreased by $594 thousand, or 8%, to $6.7 million at September 30, 2002 from $7.3 million at June 30, 2002. During the quarter ended September 30, 2002, the certificate of deposit portfolio had six maturities totaling $594 thousand and no purchases.

Securities increased by $4.0 million, or 5%, to $80.2 million at September 30, 2002 from $76.2 million at June 30, 2002. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $441 thousand were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $70 thousand. Maturities and calls of securities occurred in the amount of $3.5 million. These portfolio decreases were offset by the purchase of an additional $6.8 million of securities, classified as available for sale and a $1.2 million increase in the fair value of securities, classified as available for sale.

Total loans receivable increased by $39.6 million, or 10%, to $430.2 million at September 30, 2002 from $390.6 million at June 30, 2002. The increase was the result of the origination or purchase of $138.2 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $266 thousand, and loan repayments or sales of loans of $98.3 million. During the three months ended September 30, 2002, Quad City Bank & Trust contributed $104.5 million, or 76%, and Cedar Rapids Bank & Trust contributed $33.7 million, or 24%, of the Company's loan originations or purchases. Cedar Rapids Bank & Trust participated $4.8 million, or 14%, of their originations during the quarter to Quad City Bank & Trust. The mix of loan types within the Company's portfolio remained relatively unchanged from June 30, 2002, reflecting 76% commercial, 14% real estate and 10% consumer loans. The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.

The allowance for estimated losses on loans was $6.5 million at September 30, 2002 compared to $6.1 million at June 30, 2002, an increase of $370 thousand, or 6%. The adequacy of the allowance for estimated losses on loans was determined based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions, and other factors that, in management's judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. The loan portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed on all credits risk-rated less than "fair quality" and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the board of directors. Although management believes that the allowance for estimated losses on loans at September 30, 2002 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future.

Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of calendar 2002 and into 2003. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may still be negatively impacted by the recent substantial decline in equity prices. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans, and require further increases in the provision for loan losses.

Net charge-offs for the three months ended September 30 were $266 thousand in 2002 and $27 thousand in 2001. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the held for investment loan portfolio. The allowance for estimated losses on loans as a percentage of held for investment loans was 1.59% at both September 30, 2002 and June 30, 2002.

At September 30, 2002, total nonperforming assets were $4.8 million compared to $2.3 million at June 30, 2002. The $2.5 million increase was the result of a $2.6 million increase in nonaccrual loans, partially offset by a decrease of $164 thousand in accruing loans past due 90 days or more. All of the Company's nonperforming assets are located in the loan portfolio at Quad City Bank & Trust. The loans in the Cedar Rapids Bank & Trust loan portfolio have been originated fairly recently, and none of the loans have been categorized as nonperforming assets. As the loan portfolio at Cedar Rapids Bank & Trust matures, it is likely that there will be nonperforming loans or charge-offs associated with the portfolio.

Nonaccrual loans were $4.2 million at September 30, 2002 compared to $1.6 million at June 30, 2002, an increase of $2.6 million. The increase in nonaccrual loans was comprised of an increase in commercial loans of $2.6 million, slightly offset by decreases in real estate loans of $9 thousand and consumer loans of $18 thousand. The net increase in nonaccrual commercial loans was primarily due to the transfer to nonaccrual status of one commercial lending relationship at Quad City Bank & Trust with an aggregate outstanding balance of $2.4 million. Management is working closely with this customer in an attempt to remedy the situation. In general, nonaccrual loans consisted primarily of loans that were well collateralized and were not expected to result in material losses, and represented approximately one percent of the Company's held for investment loan portfolio at September 30, 2002.

From June 30, 2002 to September 30, 2002, accruing loans past due 90 days or more decreased from $708 thousand to $544 thousand. The $164 thousand net decrease was due primarily to the transfer to nonaccrual status of a single loan at Quad City Bank & Trust with an outstanding balance of $133 thousand.

Premises and equipment showed a decrease of $55 thousand, or less than 1%, to remain at $9.2 million at September 30, 2002, which was consistent with June 30, 2002. During the three-month period there were purchases of additional furniture, fixtures and equipment and leasehold improvements of $193 thousand entirely offset by depreciation expense of $248 thousand.

Accrued interest receivable on loans, securities and interest-bearing cash accounts increased by $227 thousand, or 7%, to $3.3 million at September 30, 2002 from $3.1 million at June 30, 2002. The increase was primarily due to greater average outstanding balances in interest-bearing assets.

Other assets decreased by $8.9 million, or 77%, to $2.6 million at September 30, 2002 from $11.5 million at June 30, 2002. The decrease was primarily due to the receipt on the final day of the period of $9.1 million of funds from Visa/Mastercard for subsequent distribution to credit card merchants who processed transactions with Bancard. Other assets included Federal Reserve Bank and Federal Home Loan Bank stock, the cash surrender value of life insurance contracts, prepaid Visa/Mastercard processing charges, accrued trust department fees, other miscellaneous receivables, and various prepaid expenses.

Deposits increased by $29.1 million, or 8%, to $405.4 million at September 30, 2002 from $376.3 million at June 30, 2002. The increase resulted from a $16.5 million net increase in non-interest bearing, NOW, money market and savings accounts and a $12.6 million net increase in interest-bearing certificates of deposit. Management believes that much of the increase resulted from customers' reactions to the continued uncertainty in the equity markets.

Short-term borrowings increased $7.3 million, or 21%, from $34.6 million at June 30, 2002 to $41.9 million at September 30, 2002. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from some of their correspondent banks. As of September 30, 2002 and June 30, 2002, short-term borrowings were comprised of $30.2 million and $29.1 million of customer repurchase agreements, respectively, along with Federal funds purchased of $11.7 million and $5.5 million, respectively.

Federal Home Loan Bank advances increased by $12.1 million, or 23%, to $64.5 million at September 30, 2002 from $52.4 million at June 30, 2002. As a result of their memberships in the FHLB of Des Moines, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.

Other borrowings were $5.0 million at both June 30, 2002, and September
30, 2002. In September 2001, the Company drew a $5.0 million advance on a line of credit at its primary correspondent bank as partial funding for the initial capitalization of Cedar Rapids Bank & Trust.

In June 1999, the Company issued 1,200,000 shares of trust preferred securities through a newly formed subsidiary, QCR Capital Trust I. On the Company's balance sheet these securities are included with liabilities and are presented as "company obligated manditorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures", and were $12.0 million at both September 30, 2002 and June 30, 2002.

Other liabilities were $5.5 million at September 30, 2002 down $414 thousand, or 7%, from $5.9 million at June 30, 2002. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At September 30, 2002, the most significant component of other liabilities was $1.5 million of interest payable.

Common stock at September 30, 2002 was $2.8 million, which was unchanged from June 30, 2002. A slight increase of $225 was the result of proceeds received from the exercise of stock options.

Additional paid-in capital totaled $16.7 million at both September 30, 2002 and June 30, 2002. A slight increase of $1 thousand resulted primarily from proceeds received in excess of the $1.00 per share par value for the 225 shares of common stock issued as the result of the exercise of stock options.

Retained earnings increased by $1,159,000, or 9%, to $13,813,000 at September 30, 2002 from $12,654,000 at June 30, 2002. The increase reflected net income for the three-month period. On October 23, 2002, the Company announced that the board of directors had declared a cash dividend of $0.05 per share, or approximately $138 thousand, payable on January 3, 2003, to stockholders of record on December 16, 2002.

Unrealized gains on securities available for sale, net of related income taxes, totaled $2.0 million at September 30, 2002 as compared to $1.3 million at June 30, 2002. The increase in gains of $737 thousand was attributable to the increase during the period in fair value of the securities identified as available for sale.

In April 2000, the Company announced that the board of directors approved a stock repurchase program enabling the Company to repurchase approximately 60,000 shares of its common stock. This stock repurchase program was completed in the fall of 2000 and at both September 30, 2002 and June 30, 2002 the Company held 60,146 shares at a total cost of $855 thousand. The weighted average cost of the shares was $14.21.

RESULTS OF OPERATIONS

OVERVIEW

Net income for the quarter ended September 30, 2002 was $1.2 million as compared to net income of $648 thousand for the same period in 2001, an increase of $511 thousand or 79%. Basic earnings per share for the quarter ended September 30, 2002 increased to $0.42 from $0.26 for the same quarter one year ago. For the quarter ended September 30, 2002, net interest income improved by 37% while noninterest income improved by 34%, for a combined improvement of $1.9 million when compared to the same period in 2001. Quad City Bank & Trust generated much of the improvement in the Company's net interest margin, as well as a large increase in the gains on sales of residential real estate loans during the period. Offsetting the improvements in revenue for the Company were increases in noninterest expense of $846 thousand and the provision for loan losses of $228 thousand. During the three-month period ended September 30, 2002, the climb in noninterest expense was primarily due to an increase in salaries and benefits expense of $576 thousand. After-tax losses at Cedar Rapids Bank & Trust were $172 thousand for the three months ended September 30, 2002, which were less than anticipated, and Cedar Rapids Bank and Trust's growth was more rapid than expected. Management remains confident that the decision to enter the Cedar Rapids market will provide significant long-term benefits to the Company.

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

The Company realized a 0.91% increase in the net interest spread improving from 2.92% at September 30, 2001 to 3.83% at September 30, 2002. The average yield on interest-earning assets decreased 1.07% for the quarter ended September 30, 2002 when compared to the same quarter ended September 30, 2001. At the same time, the average cost of interest-bearing liabilities declined 1.98%. The widening of the net interest spread created an improvement in the Company's net interest margin. For the three months ended September 30, 2002, the net interest margin was 3.75% compared to 3.64% for the same period in 2001. Management has aggressively managed the Company's cost of funds during the dramatic drop in short-term interest rates in 2001 and the continuation of a low interest rate environment through 2002, and continues to closely monitor and manage net interest margin. On November 6, 2002 the Federal Reserve announced that it had cut its short term rate by 50 basis points.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Interest income increased by $926 thousand to $7.9 million for the three-month period ended September 30, 2002 when compared to $6.9 million for the quarter ended September 30, 2001. The increase of 13% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, partially offset by reduced interest rates. The Company's average yield on interest-earning assets decreased 1.07% for the three months ended September 30, 2002 when compared to the three months ended September 30, 2001.

Interest expense decreased by $331 thousand from $3.5 million for the three-month period ended September 30, 2001 to $3.2 million for the three-month period ended September 30, 2002. The 9% decrease in interest expense was caused by significant reductions in interest rates, partially offset by greater average, outstanding balances in interest-bearing liabilities, principally with respect to customers' deposits in subsidiary banks, Federal Home Loan Bank advances and short-term borrowings. The Company's average cost of interest-bearing liabilities declined 1.98% for the three months ended September 30, 2002 when compared to the three months ended September 30, 2001.

At both September 30, 2002 and June 30, 2002, the Company had an allowance for estimated losses on loans of approximately 1.59% of held for investment loans. The provision for loan losses increased by $229 thousand from $408 thousand for the three-month period ended September 30, 2001 to $637 thousand for the three-month period ended September 30, 2002. During the quarter in calendar 2002, management made monthly provisions for loan losses based upon a number of factors, including principally the increase in loans and a detailed analysis of the loan portfolio. The $370 thousand net increase in the allowance for loan losses was attributed 99%, or $366 thousand, to growth in the loan portfolio, and 1%, or $4 thousand, to downgrades within the portfolio. For the three months ended September 30, 2002, commercial loan charge-offs totaled $244 thousand, which was primarily a single, fully reserved loan, and recoveries totaled less than $1 thousand. Consumer loan charge-offs and recoveries totaled $43 thousand and $20 thousand, respectively, during the quarter. Residential real estate loans had no charge-offs or recoveries for the three months ended September 30, 2002.

Noninterest income of $2.4 million for the three-month period ended September 30, 2002 was a $621 thousand, or 34%, increase from $1.8 million for the three-month period ended September 30, 2001. Noninterest income during each of the quarters in comparison consisted primarily of income from the merchant credit card operation, the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The quarter ended September 30, 2002, when compared to the same quarter in 2001, posted a $168 thousand increase in fees earned by the merchant credit card operations of Bancard. This 33% improvement in merchant credit card fees was the result of increased processing volumes from Bancard's ISO (Independent Sales Organization) relationships. Gains on the sale of residential real estate mortgage loans, net, increased $251 thousand from the quarter ended September 30, 2001 to the same quarter in fiscal 2002. The activity within this area of the subsidiary banks was stimulated by interest rates lower than those seen during the same period last year. Additional increases in noninterest income consisted of a $37 thousand increase in trust department fees, a $46 thousand increase in deposit service fees, and a $118 thousand increase in other noninterest income. Other noninterest income in each quarter consisted primarily of investment advisory and management fees, fees collected from correspondent banks, item processing fees, and income from associated companies.

Merchant credit card fees, for the three months ended September 30, 2002, increased by 32% reflecting substantial growth in processing volumes. Bancard's dollar volume of transactions processed during the quarter ended September 30, 2002 was $466 million compared to $288 million for the same period in 2001 for an increase of $178 million or 62%. On October 22, 2002, the Company announced Bancard's sale of its ISO-related merchant credit card operations to iPayment, Inc.for the price of $3.5 million. After contractual compensation and severance payments, transaction expenses, and income taxes, the transaction resulted in a gain of approximately $1.2 million, or $0.44 per share, which will be realized during the quarter ended December 31, 2002. Also included in the sale were all of the merchant credit card processing relationships owned by Allied. Bancard will continue to provide credit card processing for its local merchants and cardholders of the subsidiary banks and agent banks. It is anticipated that the Company's termination of ISO-related merchant credit card processing will reduce Bancard's future earnings. However, the Company believes that Bancard can be profitable with its narrowed business focus of continuing to provide credit card processing for its local merchants and agent banks and for cardholders of the company's subsidiary banks.

For the quarter ended September 30, 2002, trust department fees increased $37 thousand, or 8%, to $514 thousand from $477 thousand for the same quarter in 2001. The increase was primarily due to the continued development of existing trust relationships and the addition of new trust customers, partially offset by the reduced market values of securities held in trust accounts and the resulting impact in the realization of trust fees.

Deposit service fees increased $46 thousand, or 20%, to $284 thousand from $238 thousand for the three-month periods ended September 30, 2002 and September 30, 2001, respectively. This increase was primarily a result of the growth in deposit accounts of $89.9 million, or 28%, since September 30, 2001. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, were $713 thousand for the three months ended September 30, 2002, which reflected an increase of 54%, or $251 thousand, from $462 thousand for the three months ended September 30, 2001. The increase resulted from larger numbers of home refinances and/or home purchases, and the subsequent sale of the majority of these loans into the secondary market. The decline in interest rates during the past twelve months stimulated the activity within this area of the subsidiary banks.

For the quarter ended September 30, 2002, other noninterest income increased $118 thousand, or 77%, to $270 thousand from $152 thousand for the same quarter in 2001. The increase was primarily due to a gain realized by Nobel Electronic Transfer, LLC, one of the four associated companies in which the Company holds an interest

The primary components of noninterest expenses were mainly salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both quarters. Noninterest expenses for the three months ended September 30, 2002 were $4.8 million as compared to $3.9 million for the same period in 2001, for an increase of $846 thousand or 22%.

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2002 and 2001.

                              Noninterest Expenses

                                                        Three months ended
                                                            September 30,
                                                --------------------------------
                                                   2002         2001    % change
                                                --------------------------------
Salaries and employee benefits ..............   $2,866,528   $2,290,436    25.2%
Professional and data processing fees .......      395,569      372,517     6.2%
Advertising and marketing ...................      139,727      112,464    24.2%
Occupancy and equipment expense .............      702,400      529,523    32.7%
Stationery and supplies .....................      117,000      105,289    11.1%
Postage and telephone .......................      144,677      108,532    33.3%
Other .......................................      405,505      407,025   (0.4)%
                                                --------------------------------
              Total noninterest expenses ....   $4,771,406    3,925,786    21.5%
                                                ================================

Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the quarter ended September 30, 2002, total salaries and benefits increased to $2.9 million or $576 thousand over the previous year's quarter total of $2.3 million. The increase was primarily due to the addition of employees at the subsidiary banks, in combination with increased incentive compensation to real estate officers proportionate to the increased volumes of gains on sales of loans. Occupancy and equipment expense increased $173 thousand or 33% for the quarter. The increase was predominately due to the addition of Cedar Rapids Bank & Trust's permanent full service banking facility in September 2001and the resulting increased levels of rent, utilities, depreciation, maintenance, and other occupancy expenses. Postage and telephone increased $36 thousand from $109 thousand for the three months ended September 30, 2001 to $145 thousand for the same period in 2002. The increase was primarily due to the addition of Cedar Rapids Bank & Trust, which contributed $21 thousand of the growth. For the quarter ended September 30, 2002, advertising and marketing increased to $140 thousand, or $28 thousand over the previous year's quarter total of $112 thousand, with the addition of Cedar Rapids Bank & Trust accounting for $18 thousand of the increase. Professional and data processing fees increased from $373 thousand for the three months ended September 30, 2001 to $396 thousand for the same three-month period in 2002. The $23 thousand increase was predominately due to increases in data processing and auditing fees at the subsidiary banks, substantially offset by a decrease in legal fees resulting from the settlement of legal proceedings at Bancard in February 2002.

The provision for income taxes was $588 thousand for the three-month period ended September 30, 2002 compared to $295 thousand for the three-month period ended September 30, 2001 for an increase of $293 thousand or 100%. The increase was the result of an increase in income before income taxes of $805 thousand or 85% for the 2002 quarter when compared to the 2001 quarter, in combination with an increase in the Company's effective tax rate.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash used in operating activities, consisting primarily of loan originations for subsequent sale in the secondary market, was $6.3 million for the three months ended September 30, 2002 compared to $1.5 million net cash used for the same period in 2001. Net cash used in investing activities, consisting principally of loan originations to be held for investment, was $33.5 million for the three months ended September 30, 2002 and $23.3 million for the three months ended September 30, 2001. Net cash provided by financing activities, consisting primarily of deposit growth, proceeds from Federal Home Loan Bank (FHLB) advances, and net proceeds from short-term borrowings for the three months ended September 30, 2002 was $48.5 million and for the same period in 2001 was $23.4 million.

The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At September 30, 2002, the subsidiary banks had seven unused lines of credit totaling $38.0 million of which $4.0 million was secured and $34.0 million was unsecured. At June 30, 2002, the subsidiary banks had seven unused lines of credit totaling $36.0 million of which $4.0 million was secured and $32.0 million was unsecured. At both September 30, 2002 and June 30, 2002, the Company also had a secured line of credit for $10.0 million, of which $5.0 million had been used as partial funding for the capitalization of Cedar Rapids Bank & Trust.

On October 23, 2002, the Company announced that the board of directors had declared the Company's first cash dividend of $0.05 per share payable on January 3, 2003, to stockholders of record on December 16, 2002. Going forward it is the Company's intention to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued rapid growth, however believes that operating results have reached a level that can sustain dividends to stockholders as well.

Part I
Item 3

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

Interest rate risk management focuses on maintaining consistent growth in net interest income within policy limits approved by the board of directors, while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The subsidiary banks' ALM/Investment Committees, which includes senior management representatives and members of the board of directors, monitor and manage interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.

One method used to quantify interest rate risk is the net portfolio value analysis. This analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The most recent net portfolio value analysis, as of June 30, 2002, projected that net portfolio value would decrease by approximately 7.73% if interest rates would rise 200 basis points over the next year. It projected an increase in net portfolio value of approximately 1.28% if interest rates would drop 200 basis points. Both simulations are within the board-established policy limits of a 10% decline in value.

Part I
Item 4

                             CONTROLS AND PROCEDURES

Based upon an evaluation within the 90 days prior to the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

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

Part II
                               QCR HOLDINGS, INC.
                                AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1          Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2    Changes in Securities and Use of Proceeds             -   None

Item 3    Defaults Upon Senior Securities                       -   None

Item 4    Submission of Matters to a Vote of Security Holders   -   None

The annual meeting of stockholders was held at The Lodge (formerly Jumer's Castle Lodge) located at 900 spruce Hills Drive, Bettendorf, Iowa on Wednesday, October 23, 2002 at 10:00 a.m. At the meeting, Article XII of the certificate of incorporation was amended to change the number of directors from three to nine to three to twelve. The certificate of incorporation was also amended to permit the board of directors to consider non-stockholder factors when considering a change in control proposal. At the meeting, stockholders approved the adoption of the QCR Holdings, Inc. Employee Stock Purchase Plan. Also at the meeting,
Patrick S. Baird was elected and John K. Lawson and Ronald G. Peterson were re-elected to serve as Class III directors, with terms expiring in 2005. Continuing as Class I directors, with terms expiring in 2003, are Michael A. Bauer, James J. Brownson, and Henry Royer. Continuing as Class II directors, with terms expiring in 2004, are Larry J. Helling, Douglas M. Hultquist, and John W. Schricker.

At the time of the annual meeting, there were 2,809,818 issued shares and 2,749,672 outstanding shares of common stock. Either in person or by proxy, there were 2,323,455 common shares represented at the meeting, constituting approximately 84% of the outstanding shares. The voting was as follows:

                                     Votes        Votes     Broker       Votes
                                      For        Against   Abstained   Non-votes
                                   ---------------------------------------------

Amendment of Article XII .......   2,212,189      86,085     25,181           0
Amendment regarding
     consideration of
     non-stockholder interests .   1,399,850     122,782     24,055     776,768
Approval of the QCR
     Holdings, Inc. Employee
     Stock Purchase Plan .......   2,175,885     120,387     27,183           0


                                                     Votes                Votes
                                                      For               Withheld
                                                   -----------------------------

Patrick S. Baird .......................           2,304,476             18,979
John K. Lawson .........................           2,311,776             11,679
Ronald G. Peterson .....................           2,304,776             18,679

Item 5     Other Information                                          -    None

Item 6     Exhibits and Reports on Form 8-K

          (a)  Exhibits

               3(ii)   Bylaws of QCR Holdings, Inc. dated August 21 , 2002.

               3(iii)  Certificate of Amendment of QCR Holdings, Inc.
                         Certificate of Incorporation dated October 24, 2002.

               10.1 First Amendment of Lease, dated October, 2001 between 3001 L.L.C., an Iowa limited liability company ("Landlord"), and Cedar Rapids Bank and Trust Company f.k.a. Quad City Bank and Trust Company ("Tenant").

               10.2 Purchase and Sale Agreement, dated October, 2002 between Quad City Bancard, Inc., a Delaware corporation, Allied Merchant Services, Inc., an Illinois corporation (collectively referred to as "Seller"), and iPayment, Inc., a Delaware corporation, and Quad City Acquisition Corp., a Delaware corporation, a wholly owned subsidiary of iPayment ("Purchaser").

               99.1   Certification  of the Chief Executive  Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002. (exhibit is being filed herewith).

               99.2   Certification  of the Chief Financial  Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002. (exhibit is being filed herewith).

               99.3 Shareholder letter dated November 2002 discussing earnings for the quarter ended September 30, 2002 and related financial information.

          (b)  Reports on Form 8-K

               A report on Form 8-K was filed on August 5, 2002 under Item 5, which reported the Company's fourth quarter financial information in the form of a press release.

               A report on Form 8-K was filed on August 27, 2002 under Item 5, which issued information, in the form a press release, regarding the Company's decision to change its fiscal year end from June 30th to December 31st and its plans to file a From 10-K for the transition period July 1, 2002 to December 31, 2002.

               A report on Form 8-K was filed on October 22, 2002 under Item 5, which issued information, in the form a press release, announcing the sale of a portion of the Company's merchant credit card business to iPayment, Inc. and the resulting gain.

               A report on Form 8-K was filed on October 23, 2002 under Item 5, which reported the Company's declaration of a dividend payable January 3, 2003 and its earnings for the quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               QCR HOLDINGS, INC.
                                  (Registrant)






Date  November 12, 2002                        /s/ Michael A. Bauer
      -----------------                        ---------------------------------
                                               Michael A. Bauer, Chairman

Date  November 12, 2002                        /s/ Douglas M. Hultquist
      -----------------                        ---------------------------------
                                               Douglas M. Hultquist, President
                                               Chief Executive Officer

Date  November 12, 2002                        /s/ Todd A. Gipple
      -----------------                        -------------------
                                               Todd A. Gipple, Executive
                                               Vice President
                                               Chief Financial Officer

                            SECTION 302 CERTIFICATION


I, Douglas M. Hultquist, Chief Executive Officer of the Company, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of QCR Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

Date:  November 12, 2002

/s/ Douglas M. Hultquist
-------------------------------
Douglas M. Hultquist
Chief Executive Officer

                            SECTION 302 CERTIFICATION


I, Todd A. Gipple, Chief Financial Officer of the Company, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of QCR Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

Date:  November 12, 2002


/s/ Todd A. Gipple
--------------------------
Todd A. Gipple
Chief Financial Officer