Form 10-K
period 2002-12-31
QCR HOLDINGS INC
filed 2003-03-26
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from July 1, 2002 to
                               December 31, 2002.

                         Commission file number: 0-22208

                               QCR HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                         42-1397595
--------------------------------------------------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

             3551 Seventh Street, Suite 204, Moline, Illinois 61265
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (309) 736-3580
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                 Securities registered pursuant to Section 12(b)
                              of the Exchange Act:
              ----------------------------------------------------
              Preferred Securities of QCR Holdings Capital Trust I

                 Securities registered pursuant to Section 12(g)
                              of the Exchange Act:
                 -----------------------------------------------
                           Common stock, $1 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).     Yes [   ]     No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The Nasdaq SmallCap Market on December 31, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $43,700,000. As of March 3, 2003, the issuer had 2,773,062 shares of common stock outstanding.

                      Documents incorporated by reference:
          -------------------------------------------------------------
          Part III of Form 10-K - Proxy statement for annual meeting of stockholders to be held in May 2003.

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

Cedar Rapids Bank & Trust is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation. The Company commenced operations in Cedar Rapids in June 2001 operating as a branch of Quad City Bank & Trust. The Cedar Rapids branch operation then began functioning under the Cedar Rapids Bank & Trust charter in September 2001. Cedar Rapids Bank & Trust provides full-service commercial and consumer banking, and trust and asset management services to Cedar Rapids and adjacent communities through its office located in downtown Cedar Rapids, Iowa.

Quad City Bancard, Inc. ("Bancard") was capitalized on April 3, 1995, as a Delaware corporation that provides merchant and cardholder credit card processing services. This operation had previously been a division of Quad City Bank & Trust since July 1994. On October 22, 2002, the Company announced
Bancard's sale of its independent sales organization (ISO) related merchant credit card operations to iPayment, Inc. At December 31, 2002, Bancard continued to temporarily process transactions for iPayment, Inc., and approximately 28,000 merchants. When iPayment, Inc. discontinues processing with Bancard in calendar 2003, it is expected that processing volumes will decrease significantly. Bancard will, however, continue to provide credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks.

On March 29, 1999, Bancard formed its own independent sales organization ("ISO") subsidiary, Allied Merchant Services, Inc. ("Allied"), to generate merchant credit card processing business. Bancard owns 100% of Allied. As a result of Bancard's sale of its ISO related merchant credit card operations to iPayment, Inc. in October 2002, Allied ceased its operations as an ISO. Included in the sale to iPayment, Inc., were all of the merchant credit card processing relationships owned by Allied.

QCR Holdings Capital Trust I ("Capital Trust") was formed in April 1999 and capitalized in June 1999 in connection with the public offering of $12 million of 9.2% trust preferred capital securities due June 30, 2029, which are callable on June 30, 2004.

The Company owns 100% of Quad City Bank & Trust, Cedar Rapids Bank & Trust, and Bancard, and 100% of the common securities of Capital Trust, and in addition to such ownership invests its capital in stocks of financial institutions and mutual funds, as well as participates in loans with the subsidiary banks. In addition, to its wholly- owned subsidiaries, the Company has an aggregate investment of $260 thousand in four associated companies, Nobel Electronic Transfer, LLC, Nobel Real Estate Investors, LLC, Velie Plantation Holding Company, LLC, and Clarity Merchant Services. Inc.

The Company and its subsidiaries collectively employed 215 individuals at December 31, 2002. No one customer accounts for more than 10% of revenues, loans or deposits. In August 2002, the Company's board of directors elected to change the Company's fiscal year end from June 30 to December 31. Due to this change, the Company is filing this Form 10-K for the transition period from July 1, 2002 to December 31, 2002 and will, in the future, hold its annual meetings in May of each year instead of October. Therefore, the 2003 annual meeting will be held in May 2003. The Company's subsidiaries have also changed their fiscal years aligning their financial reporting with that of the Company. Throughout this document references to the transition period are for the six months ended December 31, 2002. References to fiscal 2002, fiscal 2001, and fiscal 2000 are for the years ended June 30, 2002, 2001, and 2000, respectively. In most instances, the six-month transition period results are shown in addition to the three previous fiscal years ended June 30.

Competition. The Company currently operates in the highly competitive Quad City and Cedar Rapids markets. Competitors include not only other commercial banks, credit unions, thrift institutions, and mutual funds, but also, insurance companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as the Company. Many of these unregulated competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services. Additionally, the Company competes in markets with a number of much larger financial institutions with substantially greater resources and larger lending limits. These competitive trends are likely to continue and may increase as a result of the continuing reduction on restrictions on the interstate operations of financial institutions. Under the Gramm-Leach-Bliley Act of 1999, effective in March of 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiary banks conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

The Board of Governors of the Federal Reserve System (the "Federal Reserve Board") regulates the Company and its subsidiaries. In addition, Quad City Bank & Trust and Cedar Rapids Bank & Trust are regulated by the Iowa Superintendent of Banking (the "Iowa Superintendent") and the Federal Deposit Insurance Corporation (the "FDIC").

Business. The Company's principal business consists of attracting deposits from the public and investing those deposits in loans and securities. The deposits of Quad City Bank & Trust and Cedar Rapids Bank & Trust are insured to the maximum amount allowable by the FDIC. The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits and borrowings. Its operating results are affected by merchant credit card fees, trust fees, deposit service charge fees, fees from the sale of residential real estate loans and other income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses and other administrative expenses. The Company's operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

Lending. The Company and its subsidiaries provide a broad range of commercial and retail lending and investment services to corporations, partnerships, individuals and government agencies. Quad City Bank & Trust and Cedar Rapids Bank & Trust actively market their services to qualified lending customers. Lending officers actively solicit the business of new borrowers entering their market areas as well as long-standing members of the local business community. The subsidiary banks have established lending policies which include a number of underwriting factors to be considered in making a loan, including location, loan-to-value ratio, cash flow, interest rate and the credit history of the borrower.

Quad City Bank & Trust's current lending limit is approximately $6.4 million. Its loan portfolio is comprised primarily of commercial, residential real estate and consumer loans. As of December 31, 2002, commercial loans made up approximately 76% of the loan portfolio, while residential mortgages comprised approximately 13% and consumer loans comprised approximately 11%.

Cedar Rapids Bank & Trust's current lending limit is approximately $1.6 million. Its loan portfolio is comprised primarily of commercial, residential real estate and consumer loans. As of December 31, 2002, commercial loans made up approximately 86% of the loan portfolio, while residential mortgages comprised approximately 8% and consumer loans comprised approximately 6%.

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

As noted above, both subsidiary banks are active commercial lenders. The areas of emphasis include loans to wholesalers, manufacturers, building contractors, developers, business services companies and retailers. Quad City Bank & Trust and Cedar Rapids Bank & Trust provide a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of facilities, equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. In addition, the subsidiary banks often take personal guarantees to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. A significant portion of the subsidiary banks' commercial business loans has floating interest rates or reprice within one year. Commercial real estate loans are also made. Collateral for these loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower.

Residential mortgage lending has been a focal point of Quad City Bank & Trust and Cedar Rapids Bank & Trust as they continue to build their real estate lending business. As a result of this focus, the subsidiary banks' real estate loan portfolios have grown to approximately $54.7 million at December 31, 2002. The subsidiary banks currently have 8 mortgage originators.

The subsidiary banks sell the majority of their real estate loans in the secondary market. They typically sell virtually all of the fixed rate loans that they originate. During the six months ended December 31, 2002, the subsidiary banks originated $145.1 million of real estate loans and sold $121.5 million, or 84%, of these loans. During fiscal 2002, the subsidiary banks originated $175.5 million of real estate loans and sold $144.3 million, or 82%, of these loans. Generally, the subsidiary banks' residential mortgage loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell loans in the secondary market. The subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature in one to five years. The subsidiary banks generally retain these loans in their portfolios. Servicing rights are not presently retained on the loans sold in the secondary market.

The consumer lending departments of each bank provide all types of consumer loans including motor vehicle, home improvement, home equity, signature loans and small personal credit lines.

Appendices. The commercial banking business is a highly regulated business. See Appendix A for a brief summary of the federal and state statutes and regulations, which are applicable to the Company and its subsidiaries. Supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of bank holding companies and banks.

See Appendix B for tables and schedules that show selected comparative statistical information required pursuant to the industry guides promulgated under the Securities Act of 1933 and 1934, relating to the business of the Company. The change in the fiscal year end from June 30 to December 31 resulted in a six-month transition period ended December 31, 2002. The six-month transition period results are shown in addition to the previous three fiscal years ended June 30.

The Company maintains Internet sites for its two banking subsidiaries and the Company makes available free of charge through these sites its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The sites are and www.crbt.com.

Item 2.  Property

The original office of Quad City Bank & Trust is in a 6,700 square foot facility, which was completed in January 1994. In March 1994, Quad City Bank & Trust acquired that facility, which is located at 2118 Middle Road in Bettendorf, Iowa.

Construction of a second full service banking facility was completed in July 1996 to provide for the convenience of customers and to expand the market territory. Quad City Bank & Trust also owns its portion of that facility which is located at 4500 Brady Street in Davenport, Iowa. The two-story building is in two segments that are separated by an atrium. Quad City Bank & Trust owns the south half of the building, while the northern half is owned by the developer. Each segment contains 6,000 square feet. Quad City Bank & Trust occupies its first floor and utilizes the basement for operational functions, item processing and storage. At December 31, 2002, approximately 1,500 square feet on the second floor was leased to a professional services firm and approximately 4,500 square feet was vacant and leasable. In January 2003, various operational and administrative functions, previously located in an adjacent office building, were moved to occupy the vacant space on the second floor. In addition, the residential real estate department of Quad City Bank & Trust leases approximately 2,500 square feet on the first floor in the north half of the building.

Renovation of a third full service banking facility was completed in February 1998 at the historic Velie Plantation Mansion, 3551 Seventh Street, located near the intersection of 7th Street and John Deere Road in Moline, Illinois near the Rock Island/Moline border. The building is owned by a third party limited liability company and Quad City Bank & Trust and Bancard are its major tenants. The Company has purchased a 20% interest in the company that owns the building. Quad City Bank & Trust occupies 10,000 square feet on the main floor of the structure. Bancard relocated its operations to the lower level of the 30,000 square foot building in late 1997. The Company relocated its corporate headquarters to the building in February 1998 and occupies approximately 2,000 square feet on the second floor.

In March 1999, Quad City Bank & Trust acquired a 3,000 square foot office building adjacent to the Brady Street location. At December 31, 2002, the office space was utilized for various operational and administrative functions. In January 2003, this building was sold, and these operations were moved to occupy vacant space on the second floor of the Brady street facility.

Construction of a fourth full service banking facility was completed in October 2000 at 5515 Utica Ridge Road in Davenport, Iowa. Quad City Bank & Trust leases approximately 6,000 square feet on the first floor and 2,200 square feet on the lower level of the 24,000 square foot facility. The office opened in October 2000.

The Company announced plans, in April 2001, to expand its banking operations to the Cedar Rapids, Iowa market. Initially, from June until mid-September 2001, the Cedar Rapids operation functioned as a branch of Quad City Bank & Trust while waiting for regulatory approvals for a new state bank charter. On September 14, 2001, the Cedar Rapids branch operation was converted into the new charter and began operations as Cedar Rapids Bank and Trust Company. Cedar Rapids Bank & Trust leases approximately 8,200 square feet in the GreatAmerica Building, 625 First Street, S.E. in Cedar Rapids, which currently serves as its only office.

Management believes that the facilities are of sound construction, in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Company.

Quad City Bank & Trust and Cedar Rapids Bank & Trust intend to limit their investment in premises to no more than 50% of their capital. The subsidiary banks frequently invest in commercial real estate mortgages and also invest in residential mortgages. Quad City Bank & Trust and Cedar Rapids Bank & Trust have established lending policies which include a number of underwriting factors to be considered in making a loan including, location, loan-to-value ratio, cash flow, interest rate and credit worthiness of the borrower.

No individual real estate property or mortgage amounts to 10% or more of consolidated assets.

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held at The Lodge (formerly Jumer's Castle Lodge) located at 900 Spruce Hills Drive, Bettendorf, Iowa on Wednesday, October 23, 2002 at 10:00 a.m. At the meeting, Article XII of the certificate of incorporation was amended to change the number of directors from a range of three to nine to a range of three to twelve. The certificate of incorporation was also amended to permit the board of directors to consider non-stockholder factors when considering a change in control proposal. At the meeting, stockholders approved the adoption of the QCR Holdings, Inc. Employee Stock Purchase Plan. Also at the meeting, Patrick S. Baird was elected and John K. Lawson and Ronald G. Peterson were re-elected to serve as Class III directors, with terms expiring in 2005. Continuing as Class I directors, with terms expiring in 2003, are Michael A. Bauer, James J. Brownson, and Henry Royer. Continuing as Class II directors, with terms expiring in 2004, are Larry J. Helling, Douglas M. Hultquist, and John W. Schricker.

At the time of the annual meeting, there were 2,809,818 issued shares and 2,749,672 outstanding shares of common stock. Either in person or by proxy, there were 2,323,455 common shares represented at the meeting, constituting approximately 84% of the outstanding shares. The voting was as follows:

                                  Votes        Votes       Votes       Broker
                                   For        Against    Abstained    Non-votes
                                ------------------------------------------------

Amendment of Article XII ....   2,212,189      86,085      25,181           0
Amendment regarding
  consideration of
  non-stockholder interests .   1,399,850     122,782      24,055     776,768
Approval of the QCR
  Holdings, Inc. Employee
  Stock Purchase Plan .......   2,175,885     120,387      27,183           0


                                                    Votes                 Votes
                                                     For                Withheld
                                                  ------------------------------
  Patrick S. Baird ............................   2,304,476              18,979
  John K. Lawson ..............................   2,311,776              11,679
  Ronald G. Peterson ..........................   2,304,776              18,679

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The common stock, par value $1.00 per share, of the Company is traded on The Nasdaq SmallCap Market under the symbol "QCRH". The stock began trading on October 6, 1993. As of December 31, 2002, there were 2,762,915 shares of common stock outstanding held by approximately 2,800 holders of record. The following table sets forth the high and low sales prices of the common stock, as reported by The Nasdaq SmallCap Market, for the periods indicated.

                      Six Months Ended
                      December 31, 2002      Fiscal 2002          Fiscal 2001
                         Sales Price         Sales Price          Sales Price
                      -----------------   -----------------   ------------------

                        High       Low      High       Low      High       Low
                      ----------------------------------------------------------
First quarter ......  $ 15.50   $ 13.62   $ 12.50   $ 10.10   $ 17.25   $ 11.313
Second quarter .....    17.00     14.56     11.79     10.80     12.25      9.938
Third quarter ......       NA        NA     13.45     11.18     12.56      9.750
Fourth quarter .....       NA        NA     15.15     13.00     10.81      9.250

On October 23, 2002, the board of directors declared the Company's first cash dividend of $0.05 per share payable on January 3, 2003, to stockholders of record on December 16, 2002. In the future, it is the Company's intention to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, but believes that operating results have reached a level that can sustain dividends to stockholders as well.

Under Iowa law, Quad City Bank & Trust and Cedar Rapids Bank & Trust are restricted as to the maximum amount of dividends they may pay on their common stock. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. Quad City Bank & Trust and Cedar Rapids Bank & Trust are members of the Federal Reserve System. The total of all dividends declared by the subsidiary banks in a calendar year may not exceed the total of their net profits of that year combined with their retained net profits of the preceding two years. In addition, the Federal Reserve Board, the Iowa Superintendent and the FDIC are authorized under certain circumstances to prohibit the payment of dividends by Quad City Bank & Trust and Cedar Rapids Bank & Trust. In the case of the Company, further restrictions on dividends may be imposed by the Federal Reserve Board.

Item 6.  Selected Financial Data

The "Selected Consolidated Financial Data" of the Company set forth below is derived in part from, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto. See Item 8 "Financial Statements and Supplementary Data." Results for past periods are not necessarily indicative of results to be expected for any future period.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                        Six Months
                                           Ended                    Years Ended June 30,
                                        December 31,  ---------------------------------------------------
                                            2002       2002       2001       2000       1999       1998
                                        ------------ ----------------------------------------------------
Statement of Income Data:
Interest income .......................   $ 16,120   $ 28,520   $ 28,544   $ 24,079   $ 20,116   $ 15,077
Interest expense ......................      6,484     12,870     16,612     13,289     11,027      8,342
Net interest income ...................      9,636     15,650     11,932     10,790      9,089      6,735
Provision for loan losses .............      2,184      2,265        889      1,052        892        902
Noninterest income (1) ................      8,840      7,915      6,313      6,154      5,561      6,148
Noninterest expenses ..................     11,413     17,023     13,800     11,467      9,679      7,910
Pre-tax net income ....................      4,879      4,277      3,556      4,425      4,079      4,071
Income tax expense ....................      1,683      1,315      1,160      1,680      1,614      1,678
Net income ............................      3,196      2,962      2,396      2,745      2,465      2,393

Per Common Share Data:
Net income-basic ......................   $   1.16   $   1.10   $   1.06   $    1.19  $   0.98   $   1.00
Net income-diluted ....................       1.13       1.08       1.04        1.15      0.93       0.93
Cash dividends declared ...............       0.05         --         --          --        --         --
Dividend payout ratio .................      4.31%         --         --          --        --         --

Balance Sheet:
Total assets ..........................   $604,600   $518,828   $400,948   $367,622   $321,346   $250,151
Securities ............................     81,654     76,231     56,710     56,129     50,258     33,276
Loans .................................    449,736    390,594    287,865    241,853    197,977    162,975
Allowance for estimated losses on loans      6,879      6,111      4,248      3,617      2,895      2,350
Deposits ..............................    434,748    376,317    302,155    288,067    247,966    197,384
Stockholders' equity:
  Common ..............................     36,587     32,578     23,817     20,071     18,473     16,602
  Preferred ...........................         --         --         --         --         --      2,500

Key Ratios:
Return on average assets ..............      1.13%      0.64%      0.62%      0.82%      0.86%      1.14%
Return on average common equity .......     18.41      10.07      10.95      14.17      13.69      16.40
Net interest margin ...................      3.68       3.74       3.38       3.56       3.42       3.55
Efficiency ratio (2) ..................     61.71      72.20      75.64      67.68      66.07      61.40
Nonperforming assets to total assets ..      0.83       0.44       0.44       0.20       0.51       0.51
Allowance for estimated losses on loans
  to total loans ......................      1.53       1.56       1.48       1.50       1.46       1.44
Net charge-offs to average loans ......      0.34       0.12       0.10       0.16       0.26       0.13
Average common stockholders' equity
  to average assets ...................      6.12       6.38       5.69       5.77       6.26       6.97
Average stockholders' equity
  to average assets ...................      6.12       6.38       5.69       5.77       7.05       7.97
Earnings to fixed charges
  Excluding interest on deposits ......      2.90   x   1.95   x   1.90   x   2.29   x   2.81   x   3.78 x
  Including interest on deposits ......      1.73       1.32       1.21       1.33       1.36       1.48

(1) Year ended June 30, 1998 noninterest income includes a pre-tax gain of $2,168 from Bancard's restructuring of an agreement with an independent sales organization (ISO). Year ended June 30, 1999 noninterest income includes amortization of $732 from Bancard's restructuring of an ISO agreement. Six months ended December 31, 2002 noninterest income includes a pre-tax gain of $3,460 from Bancard's gain on sale of merchant credit card portfolio

(2) Noninterest expenses divided by the sum of net interest income before provision for loan losses and noninterest income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the six months ended December 31, 2002 and 2001 and the fiscal years ended June 30, 2002, 2001 and 2000, and financial condition at December 31, 2002, June 30, 2002, and June 30, 2001. In August 2002, the Company's board of directors elected to change the Company's fiscal year end from June 30 to December 31. Due to this change, the Company is filing for the transition period from July 1, 2002 to December 31, 2002. Throughout this document, reference to the transition period, fiscal 2002, 2001, and 2000 are for the six months ended December 31, 2002 and the years ended June 30, 2002, 2001, and 2000, respectively. This discussion should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

Overview

The Company was formed in February 1993 for the purpose of organizing Quad City Bank & Trust and has grown to $604.6 million in consolidated assets as of December 31, 2002. Management expects continued opportunities for growth, even though the rate of growth may be slower than that experienced to date.

The Company reported earnings of $3.2 million or $1.16 basic earnings per share for the six-month transition period ended December 31, 2002 as compared to $3.0 million or $1.10 basic earnings per share for fiscal 2002, $2.4 million and $1.06 basic earnings per share for fiscal 2001, and $2.7 million and $1.19 basic earnings per share for fiscal 2000. The sale of Bancard's ISO related merchant credit card operations to iPayment, Inc. in October 2002, was a significant contributor to the 139% increase in earnings for the six-months ended December 31, 2002 when compared to the same period in 2001. The 24% increase in fiscal 2002 earnings from fiscal 2001 was attributable primarily to significant increases in both net interest income and noninterest income, partially offset by an increase in noninterest expense. The decrease in fiscal 2001 earnings from fiscal 2000 was attributable to an increase in noninterest expense partially offset by increases in both noninterest income and net interest income.

When compared to the same period in 2001, the six months ended December 31, 2002 reflected significant growth in both net interest income and noninterest income for the Company. For the 2002 period, net interest income and noninterest income improved by 34% and 119%, respectively, for a combined increase of $7.2 million when compared to the six months ended December 31, 2001. Both Quad City Bank & Trust and Cedar Rapids Bank & Trust generated marked improvement in net interest margin, as well as increases in the gains on sales of residential real estate loans for the 2002 period. The sale of the ISO-related merchant credit card portfolio at Bancard contributed $3.5 million of noninterest income. Offsetting these revenue improvements for the Company were increases in noninterest expense of $3.2 million and the provision for loan losses of $1.1 million. The primary contributors to the increase in noninterest expense were contractual compensation and severance payments at Bancard and Allied resulting from the sale of the ISO-related merchant credit card operations. For the six months ended December 31, 2002, operating costs associated with Cedar Rapids Bank & Trust were approximately $1.5 million as compared to $1.1 million for the same period in 2001. While the after-tax start-up losses at Cedar Rapids Bank & Trust were $275 thousand for the six months ended December 31, 2002, these losses were less than anticipated, and Cedar Rapids Bank and Trust's growth was more rapid than expected. Management remains confident that the Cedar Rapids operations will provide significant long-term benefits to the Company.

The Company's results of operations are dependent primarily on net interest income, which is the difference between interest income, principally from loans and investment securities, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to the net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The Company's average tax equivalent yield on interest earning assets decreased 0.92% for the six months ended December 31, 2002 as compared to the same period in 2001. With the same comparison, the average cost of interest-bearing liabilities decreased 0.99%, which resulted in a 0.07% increase in the net interest spread of 3.16% at December 31, 2001 compared to 3.23% at December 31, 2002. The relative stability in the net interest spread from year to year also carried over to the net interest margin. For the six months ended December 31, 2002, net interest margin was 3.68% compared to 3.70% for the like period in 2001. Management continues to closely monitor and manage net interest margin. From a profitability standpoint, an important challenge for the subsidiary banks in the near term is to maintain their net interest margins. However, very competitive local loan rate environments have resulted in the subsidiary banks' interest margins being below their national peer groups. Management continues to address this issue with alternative funding sources and pricing strategies.

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

On October 22, 2002, the Company announced Bancard's sale of its ISO related merchant credit card operations to iPayment, Inc. for $3.5 million. After contractual compensation and severance payments, transaction expenses, and income taxes, the transaction resulted in a net gain of $1.3 million, or $0.47 per share, which was realized during the quarter ended December 31, 2002. Also included in the sale, were all of the merchant credit card processing relationships owned by Bancard's subsidiary, Allied. Bancard will continue to provide credit card processing for its local merchants and cardholders of the subsidiary banks and agent banks. It is anticipated that the Company's termination of ISO related merchant credit card processing will reduce Bancard's future earnings. However, the Company believes that Bancard can be profitable with its narrowed business focus of providing credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks. Currently, Bancard continues to process transactions for iPayment, Inc., but it is anticipated that this activity will cease in the near future.

During fiscal 1998, Quad City Bank & Trust expanded its presence in the mortgage banking market by hiring several experienced loan originators and an experienced underwriter, and now has seven loan originators on staff. Cedar Rapids Bank & Trust currently has one mortgage loan originator. Quad City Bank & Trust and Cedar Rapids Bank & Trust originate mortgage loans on personal residences and sell the majority of these loans into the secondary market to avoid the interest rate risk associated with long-term fixed rate financing. The subsidiary banks realize revenue from this mortgage banking activity from a combination of loan origination fees and gains on the sale of the loans in the secondary market. During the six months ended December 31, 2002, the subsidiary banks originated $145.1 million of real estate loans and sold $121.5 million, or 84%, of these loans resulting in gains of $1.9 million. During fiscal 2002, the subsidiary banks originated $175.5 million of real estate loans and sold $144.3 million, or 82%, of these loans, which resulted in gains of $2.0 million. The depressed interest rates during these periods have caused a significant increase in the subsidiary banks' mortgage origination volume. In fiscal 2001, Quad City Bank & Trust originated $97.6 million of real estate loans and sold $92.9 million, or 95%, of these loans resulting in gains of $1.1 million.

Trust department income continues to be a significant contributor to noninterest income. In the six months ended December 31, 2002, trust department fees contributed $1.0 million in revenues. Trust department fees grew from $1.9 million in fiscal 2000 to $2.1 million in fiscal 2001 and to $2.2 million in fiscal 2002. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. At December 31, 2002, assets under administration were $642.7 million. The decrease of $23.0 million in trust assets from June 30 to December 31, 2002 was a reflection of the reduced market values of securities held in trust accounts. Primarily the result of new trust relationships, assets under administration had grown from $617.5 at June 30, 2001 to $665.7 million at June 30, 2002.

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

Critical Accounting Policy

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Financial Condition - Allowance for Loan Losses." Although management believes the levels of the allowance as of December 31, 2002 and both June 30, 2002 and 2001 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Results of Operations

Six months ended December 31, 2002 compared with six months ended December 31, 2001

Overview. Net income for the six months ended December 31, 2002 was $3.2 million as compared to net income of $1.3 million for the six-month period ended December 31, 2001 for an increase of $1.9 million or 139%. Basic earnings per share for the six-month period ended December 31, 2002 were $1.16 as compared to $0.51 for the comparable period in 2001. The increase in net income was comprised of an increase in net interest income after provision for loan losses of $1.3 million and an increase in noninterest income of $4.8 million, partially offset by increases in noninterest expenses of $3.2 million and an increase in federal and state income taxes of $1.1 million. Several specific factors contributed to the improvement in net income from 2001 to 2002 for the six-month periods. Primary factors included the $3.5 million gain on sale of the merchant credit card portfolio, a 34% improvement in net interest margin prompted by increased volumes, and a 51% increase in gains on sales of real estate loans.

Interest income. Interest income grew from $13.8 million for the six months ended December 31, 2001 to $16.1 million for the comparable period in 2002. The increase in interest income was attributable to greater average outstanding balances in interest-earning assets, principally loans receivable, partially offset by a decrease in interest rates. The average yield on interest earning assets for the six months ended December 31, 2002 was 6.13% as compared to 7.05% for the six-month period ended December 31, 2001.

Interest expense. Interest expense decreased by $150 thousand, from $6.6 million for the six months ended December 31, 2001 to $6.5 million for the same period in 2002. The 2% decrease in interest expense was primarily attributable to a reduction in interest rates almost entirely offset by greater average outstanding balances in interest-bearing liabilities. The average cost on interest bearing liabilities was 2.90% for the six months ended December 31, 2002 as compared to 3.89% for the like period in 2001.

Provision for loan losses. The provision for loan losses is established based on a number of factors, including the local and national economy and the risk associated with the loans in the portfolio. The Company had an allowance for estimated losses on loans of approximately 1.53% of total gross loans at December 31, 2002, as compared to approximately 1.56% at June 30, 2002 and 1.43% at December 31, 2001. The provision for loan losses increased by $1.2 million, from $1.0 million for the six months ended December 31, 2001 to $2.2 million for the six-month period ended December 31, 2002. During the period, management made monthly provisions for loan losses based upon a number of factors, principally the increase in loans and a detailed analysis of the loan portfolio. During the six months ended December 31, 2002, $786 thousand, or 36%, of the provision for loan losses resulted from the deterioration of a single, significant loan relationship at Quad City Bank and Trust. For the six-month period ended December 31, 2002, commercial loans had total, net charge-offs of $1.3 million. The charge-off of a single commercial loan relationship at Quad City Bank and Trust accounted for $1.1 million, or 82%, of the commercial loan charge-offs for the period. Consumer loan charge-offs and recoveries totaled $105 thousand and $37 thousand, respectively, for the six months ended December 31, 2002. Real estate loans had no charge-off or recovery activity during this period in 2002. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality.

Noninterest income. Noninterest income increased by $4.8 million from $4.0 million for the six months ended December 31, 2001 to $8.8 million for the same period in 2002. In the six months ended December 31, 2002, the primary component of the increase in noninterest income was the gain on sale of the ISO related portion of the merchant credit card portfolio of $3.5 million, which accounted for 72% of the increase. Noninterest income for both periods consisted of income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. Also making significant contributions to the 119% increase in noninterest income from year to year were increases in gains on sales of loans and merchant credit card fees net of processing costs.

During the six-month period ended December 31, 2002, merchant credit card fees net of processing costs, increased by $270 thousand to $1.3 million, from $1.0 million for the comparable period in 2001. The increase was due to a 66% improvement from year to year in the volume of credit card transactions processed during the six months ended December 31. During the six-month period ended December 31, 2001, Bancard processed $568.3 million of transactions, which grew to $941.6 million for the same period in 2002. As a result of the sale of the ISO-related merchant credit card operations, processing volumes are expected to decrease dramatically in future months. Bancard will operate with a narrowed focus of processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks.

For the six-month periods ended both December 31, 2002 and 2001, trust department fees were $1.0 million. The $48 thousand, or 5%, increase from year to year was primarily a reflection of the further development of existing trust relationships and the addition of new trust relationships during the 2002 period, almost entirely offset by the reduced market value of securities held in trust accounts and the resulting impact on the calculation of trust fees.

Gains on sales of loans were $1.9 million for the six months ended December 31, 2002, which reflected an increase of 51%, or $632 thousand, from $1.2 million for the like period in 2001. The increase resulted from the decline in mortgage rates during calendar year 2002. This situation created significantly more home refinances during the period and the subsequent sale of the majority of these loans into the secondary market. Because the gains on sales of loans have an indirect relationship with interest and mortgage rates, it is unlikely that the subsidiary banks will continue to maintain this level of activity in the long term.

The $3.5 million gain on sale of merchant credit card portfolio made the most significant contribution to the increase in noninterest income for the six months ended December 31, 2002 over the comparable period in 2001. In October 2002, the Company sold Bancard's ISO related merchant credit card operations to iPayment, Inc. Also included in the sale were all of the merchant credit card processing relationships owned by Allied.

Noninterest expenses. For the six months ended December 31, 2002, the main components of noninterest expenses were primarily salaries and benefits, compensation and other expenses related to sale of merchant credit card portfolio, occupancy and equipment expenses, and professional and data processing fees. For the six months ended December 31, 2001 noninterest expenses were comprised predominately of salaries and benefits, occupancy and equipment expenses, and professional and data processing fees. Noninterest expenses for the six-month period ended December 31, 2002 were $11.4 million as compared to $8.2 million for the same period in 2001 for an increase of $3.2 million or 38%.

The following table sets forth the various categories of noninterest expenses for the six months ended December 31, 2002 and 2001.

                                                                     Six Months Ended December 31,
                                                              -----------------------------------------
                                                                  2002          2001           % Change
                                                              -----------------------------------------
Salaries and employee benefits ............................   $ 6,075,885   $ 4,774,358            27%
Compensation and other expenses related to sale of ........
  merchant credit card portfolio ..........................     1,413,734            --             NA
Professional and data processing fees .....................       872,750       784,701            11%
Advertising and marketing .................................       341,093       286,643            19%
Occupancy and equipment expense ...........................     1,322,826     1,137,585            16%
Stationery and supplies ...................................       229,066       235,766           -3%
Postage and telephone .....................................       291,737       229,462            27%
Other .....................................................       865,960       796,399             9%
                                                              ----------------------------------------
              Total noninterest expenses ..................   $11,413,051   $ 8,244,914            38%
                                                              ========================================

Compensation and other expenses related to sale of merchant credit card portfolio of $1.4 million accounted for 45% of the $3.2 million increase experienced in noninterest expenses in aggregate. Contractual bonus and severance payments were based on the gain realized from the sale of Bancard's ISO related merchant credit card operations to iPayment, Inc. in October 2002. For the six months ended December 31, 2002, total salaries and benefits increased to $6.1 million or $1.3 million over the $4.8 million for the comparable period in 2001. The change was attributable to increased incentive compensation to real estate officers and processors proportionate to the increased volumes of gains on sales of loans, in combination with the addition of employees at Cedar Rapids Bank & Trust and a slight increase in the number of Quad City Bank & Trust employees. Occupancy and equipment expense increased $185 thousand, or 16%, for the period. The increase was predominately due to increased levels of rent, property taxes, utilities, depreciation, maintenance, and other occupancy expenses. Professional and data processing fees increased $88 thousand, or 11%, when comparing the six months ended December 31, 2001 to the comparable period in 2002. The increase was primarily attributable to the additional data processing fees incurred by the subsidiary banks. For the six-month period ended December 31, 2002, other noninterest expense increased $70 thousand, or 9%, from the like period in 2001. The primary contributor to the increase in other noninterest expense was increased expense incurred by subsidiary banks for service charges from upstream banks. From 2001 to 2002, postage and telephone expense for the six months ended December 31, increased 27%, or $62 thousand. The growth at Cedar Rapids Bank & Trust accounted for $40 thousand, or 65% of this increase.

Income tax expense. The provision for income taxes was $1.7 million for the six months ended December 31, 2002 compared to $630 thousand for the comparable period in 2001, an increase of $1.1 million or 167%. The increase was primarily attributable to increased income before income taxes of $2.9 million or 148% for the six-month period ended December 31, 2002, in combination with an increase in the Company's effective tax rate for the 2002 period to 34.5% from 32.0% for the same period in 2001. The increase in the Company's effective tax rate was due to a much lower percentage of the Company's income coming from federal tax-exempt securities, (primarily tax-free municipal bonds) in 2002 versus 2001.

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

Provision for loan losses. The provision for loan losses is established based on a number of factors, including the local and national economy and the risk associated with the loans in the portfolio. The Company had an allowance for estimated losses on loans of approximately 1.56% of total loans at June 30, 2002 as compared to approximately 1.48% at June 30, 2001. The provision for loan losses increased by $1.4 million, from $900 thousand for fiscal 2001 to $2.3 million for fiscal 2002. During fiscal 2002, management made monthly provisions for loan losses based upon a number of factors, principally the increase in loans and a detailed analysis of the loan portfolio. For fiscal 2002, commercial loans had total charge-offs of $437 thousand and total recoveries of $101 thousand. Consumer loan charge-offs and recoveries totaled $204 thousand and $138 thousand, respectively, for fiscal 2002. Real estate loans had no charge-off or recovery activity during fiscal 2002. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality.

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

During fiscal 2002, merchant credit card fees net of processing costs, increased by $424 thousand to $2.1 million, from $1.7 million for fiscal 2001. The increase was due to a 36% increase in the volume of credit card transactions processed during fiscal 2002, partially offset by the one-time charge during the third quarter related to an arbitration settlement involving Bancard.

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

Gains on sales of loans were $2.0 million for fiscal 2002, which reflected an increase of 75%, or $855 thousand, from $1.1 million for fiscal 2001. The increase resulted from a significant decline in mortgage rates, which was driven by corresponding cuts by the Federal Reserve during calendar 2001. This created significantly more home refinances and home purchases during the fiscal year and the subsequent sale of the majority of these loans into the secondary market.

Noninterest expenses. The main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees for both periods. Noninterest expenses for fiscal 2002 were $17.0 million as compared to $13.8 million for the same period in 2001 for an increase of $3.2 million or 23%.

The following table sets forth the various categories of noninterest expenses for the years ended June 30, 2002 and 2001.

                                                                     Years Ended June 30,
                                                           ----------------------------------------
                                                               2002          2001        % Change
                                                           ----------------------------------------
Salaries and employee benefits .........................   $10,077,583   $ 8,014,268            26%
Professional and data processing fees ..................     1,410,770     1,159,929            22%
Advertising and marketing ..............................       604,002       579,524             4%
Occupancy and equipment expense ........................     2,331,806     1,925,820            21%
Stationery and supplies ................................       476,158       352,441            35%
Postage and telephone ..................................       486,053       409,626            19%
Other ..................................................     1,636,056     1,358,345            20%
                                                           ----------------------------------------
              Total noninterest expenses ...............   $17,022,428   $13,799,953            23%
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

The following table sets forth the various categories of noninterest expenses for the years ended June 30, 2001 and 2000.

                                                                     Years Ended June 30,
                                                           --------------------------------------
                                                               2001          2000        % Change
                                                           --------------------------------------
Salaries and employee benefits .........................   $ 8,014,268   $ 6,878,213        17%
Professional and data processing fees ..................     1,159,929       860,216        35%
Advertising and marketing ..............................       579,524       410,106        41%
Occupancy and equipment expense ........................     1,925,820     1,580,911        22%
Stationery and supplies ................................       352,441       324,219         9%
Postage and telephone ..................................       409,626       361,623        13%
Other ..................................................     1,358,345     1,052,173        29%
                                                           -------------------------
              Total noninterest expenses ...............   $13,799,953   $11,467,461        20%
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

Financial Condition

Total assets of the Company increased by $85.8 million or 17% to $604.6 million at December 31, 2002 from $518.8 million at June 30, 2002. The growth primarily resulted from an increase in the loan portfolio funded by deposits received from customers and by proceeds from Federal Home Loan Bank advances. Total assets of the Company increased by $117.9 million or 29% to $518.8 million at June 30, 2002 from $400.9 million at June 30, 2001. Again, the growth primarily resulted from an increase in the loan portfolio funded by deposits received from customers and by proceeds from Federal Home Loan Bank advances and short-term borrowings.

Cash and Cash Equivalent Assets. Cash and due from banks increased by $7.9 million or 30% to $34.1 million at December 31, 2002 from $26.2 million at June 30, 2002. Cash and due from banks increased by $6.0 million or 30% to $26.2 million at June 30, 2002 from $20.2 million at June 30, 2001. Cash and due from banks represented both cash maintained at the subsidiary banks, as well as funds that the Company and its subsidiaries had deposited in other banks in the form of demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. Federal funds sold increased by $13.6 million to $14.4 million at December 31, 2002 from $760 thousand at June 30, 2002. Federal funds sold decreased by $7.0 million or 90% to $760 thousand at June 30, 2002 from $7.8 million at June 30, 2001. These fluctuations were attributable to the Company's varying levels of liquidity at the subsidiary banks.

Certificates of deposit at financial institutions decreased by $1.9 million or 26% to $5.4 million at December 31, 2002 from $7.3 million at June 30, 2002. During the six months ended December 31, 2002, the certificate of deposit portfolio had 19 maturities totaling $1.9 million and no purchases. Certificates of deposit at financial institutions decreased by $3.2 million or 31% to $7.3 million at June 30, 2002 from $10.5 million at June 30, 2001. During fiscal 2002, the certificate of deposit portfolio had 50 maturities totaling $4.9 million and 17 purchases totaling $1.7 million. As the result of depressed interest rates and a strong loan demand, the subsidiary banks reduced their deposits in other banks in the form of certificates of deposit and increased their utilization of Federal funds sold.

Investments. Securities increased by $5.5 million or 7% to $81.7 million at December 31, 2002 from $76.2 million at June 30, 2002. The net increase was the result of a number of transactions in the securities portfolio. The Company purchased additional securities, classified as available for sale, in the amount of $14.8 million, and recognized an increase in unrealized gains on securities available for sale, before applicable income tax of $1.4 million. These increases were partially offset by paydowns of $1.2 million that were received on mortgage-backed securities, proceeds from the sales of securities available for sale of $2.1 million, proceeds from calls and maturities of $7.3 million, and amortization of premiums, net of the accretion of discounts, of $149 thousand.

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

Certain investment securities of the subsidiary banks are purchased with the intent to hold the securities until they mature. These held to maturity securities, comprised of municipal securities and other bonds were recorded at amortized cost at December 31, 2002, June 30, 2002 and June 31, 2001. The balance at both December 31, 2002 and June 30, 2002 was $425 thousand, a decrease of $151 thousand from $576 thousand at June 30, 2001. Market values at December 31, 2002, June 30, 2002 and June 31, 2001 were $451 thousand, $437 thousand, and $583 thousand, respectively.

All of the Company's and Cedar Rapids Bank & Trust's securities, and a majority of Quad City Bank & Trust's securities are placed in the available for sale category as the securities may be liquidated to provide cash for operating, investing or financing purposes. These securities were reported at fair value and increased by $5.4 million, or 7%, to $81.2 million at December 31, 2002, from $75.8 million at June 30, 2002. These securities were reported at fair value and increased by $19.7 million, or 35%, to $75.8 million at June 30, 2002, from $56.1 million at June 30, 2001. The amortized cost of such securities at December 31, 2002, June 30, 2002 and June 31, 2001 was $77.8 million, $73.7 million, and $55.3 million, respectively.

The Company does not use any financial instruments referred to as derivatives to manage interest rate risk and as of December 31, 2002 there existed no security in the investment portfolio (other than U.S. Government and U.S. Government agency securities) that exceeded 10% of stockholders' equity at that date.

Loans. Total gross loans receivable increased by $59.1 million or 15% to $449.7 million at December 31, 2002 from $390.6 million at June 30, 2002. The increase was the result of the origination or purchase of $305.1 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $1.4 million and loan repayments or sales of loans of $244.6 million. During the six months ended December 31, 2002, Quad City Bank & Trust contributed $231.4 million, or 76%, and Cedar Rapids Bank & Trust contributed $73.7 million, or 24% of the company's loan originations or purchases. The majority of residential real estate loans originated by the subsidiary banks were sold on the secondary market to avoid the interest rate risk associated with long-term fixed rate loans. As of December 31, 2002, Quad City Bank & Trust's legal lending limit was approximately $6.4 million and Cedar Rapids Bank & Trust's legal lending limit was approximately $1.6 million.

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

Allowance for Loan Losses. The allowance for estimated losses on loans was $6.9 million at December 31, 2002 compared to $6.1 million at June 30, 2002 for an increase of $800 thousand or 13%. The allowance for estimated losses on loans was $6.1 million at June 30, 2002 compared to $4.2 million at June 30, 2001 for an increase of $1.9 million or 44%. The adequacy of the allowance for estimated losses on loans was determined by management based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions and other factors that, in management's judgment, deserved evaluation in estimating loan losses. To ensure that an adequate allowance was maintained, provisions were made based on the increase in loans and a detailed analysis of the loan portfolio. The loan portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all credits risk-rated less than "fair quality" and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans was monitored by the credit administration staff, and reported to management and the board of directors.

Net charge-offs for the six months ended December 31, 2002 and 2001, were $1.4 million and $349 thousand respectively. Net charge-offs for the years ended June 30, 2002 and 2001, were $402 thousand and $260 thousand respectively. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio. Provisions were made monthly to ensure that an adequate level was maintained. The allowance for estimated losses on loans as a percentage of total gross loans was 1.53% at December 31, 2002, 1.56% at June 30, 2002, and 1.48% at June 31, 2001.

Although management believes that the allowance for estimated losses on loans at December 31, 2002 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. Along with other financial institutions, management shares a concern for the outlook of the economy during calendar 2003. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may still be negatively impacted by the recent substantial decline in equity security prices. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans, and require further increases in the provision.

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

Nonaccrual loans were $4.6 million at December 31, 2002 compared to $1.6 million at June 30, 2002 for an increase of $3.0 million or 196%. The increase in nonaccrual loans was comprised of increases in commercial loans of $2.9 million and real estate loans of $143 thousand, partially offset by a decrease in consumer loans of $10 thousand. The increase in nonaccrual commercial loans was due primarily to the transfer to nonaccrual status of two commercial lending relationships at Quad City Bank & Trust with an outstanding balance of $2.7 million. Nonaccrual loans at December 31, 2002 represented approximately one percent of the Company's loan portfolio. All of the Company's nonperforming assets are located in the loan portfolio at Quad City Bank & Trust. The loans in the Cedar Rapids Bank & Trust loan portfolio have been made relatively recently, and none of the loans have been categorized as nonperforming assets. As the loan portfolio at Cedar Rapids Bank & Trust matures, it is likely that there will be nonperforming loans or charge-offs associated with the portfolio.

Nonaccrual loans were $1.6 million at June 30, 2002 compared to $1.2 million at June 30, 2001 for an increase of $328 thousand or 27%. The increase in nonaccrual loans was comprised of increases in commercial loans of $760 thousand partially offset by decreases in both real estate loans of $407 thousand and in consumer loans of $25 thousand. The increase in nonaccrual commercial loans was due primarily to the addition of a single, fully collateralized loan at Quad City Bank & Trust with an outstanding balance of $737 thousand. Nonaccrual loans at June 30, 2002 represented less than one half of one percent of the Company's loan portfolio. All of the Company's nonperforming assets were located in the loan portfolio at Quad City Bank & Trust.

As of December 31, 2002, June 30, 2002, and June 30, 2001 past due loans of 30 days or more amounted to $9.6 million, $4.3 million, and $3.2 million, respectively. Past due loans as a percentage of gross loans receivable were 2.1% at December 31, 2002 and 1.1% at both June 30, 2002 and 2001.

Other Assets. Premises and equipment increased by $18 thousand, or less than 1%, to remain at $9.2 million at December 31, 2002 as at June 30, 2002. Premises and equipment increased by $548 thousand or 6% to $9.2 million at June 30, 2002 from $8.7 million at June 30, 2001. The increases resulted from the purchase of additional furniture, fixtures and equipment offset by depreciation expense. Additional information regarding the composition of this account and related accumulated depreciation is described in footnote 5 to the consolidated financial statements.

Accrued interest receivable on loans, securities, and interest-bearing cash accounts increased by $95 thousand or 3% to $3.2 million at December 31, 2002 from $3.1 million at June 30, 2002. Accrued interest receivable on loans, securities, and interest-bearing cash accounts increased by $263 thousand or 9% to $3.1 million at June 30, 2002 from $2.9 million at June 30, 2001. Increases were primarily due to greater average outstanding balances in interest-bearing assets.

Other assets increased by $2.3 million or 19% to $13.8 million at December 31, 2002 from $11.5 million at June 30, 2002. The three largest components of other assets at December 31, 2002 were $4.3 million in Federal Reserve Bank and Federal Home Loan Bank stocks, $2.8 million in cash surrender value of life insurance contracts, and $3.3 million in prepaid Visa/Mastercard processing fees. Other assets increased by $948 thousand or 9% to $11.5 million at June 30, 2002 from $10.6 million at June 30, 2001. The three largest components of other assets at June 30, 2002 were $3.0 million in Federal Reserve Bank and Federal Home Loan Bank stocks, $2.6 million in cash surrender value of life insurance contracts and $2.4 million in prepaid Visa/Mastercard processing fees. At both December 31, and June 30, 2002, other assets also included accrued trust department fees, other miscellaneous receivables, and various prepaid expenses.

Deposits. Deposits increased by $58.4 million or 16% to $434.7 million at December 31, 2002 from $376.3 million at June 30, 2002. The increase resulted from a $43.8 million net increase in noninterest bearing, NOW, money market and other savings accounts and a $14.6 million net increase in certificates of deposit. Deposits increased by $74.1 million or 25% to $376.3 million at June 30, 2002 from $302.2 million at June 30, 2001. The increase resulted from a $12.8 million net increase in noninterest bearing, NOW, money market and other savings accounts and a $61.3 million net increase in certificates of deposit.

Short-term Borrowings. Short-term borrowings decreased by $1.7 million or 5% from $34.6 million as of June 30, 2002 to $32.9 million as of December 31, 2002. Short-term borrowings increased by $6.3 million or 22% from $28.3 million as of June 30, 2001 to $34.6 million as of June 30, 2002. The subsidiary banks offer short-term repurchase agreements to some of their significant deposit customers. Also, on occasion, the subsidiary banks must purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from a correspondent bank. Short-term borrowings were comprised of customer repurchase agreements of $32.9 million, $29.1 million, and $28.3 million at December 31, 2002, June 30, 2002 and 2001, respectively, as well as federal funds purchased from correspondent banks of $5.5 million at June 30, 2002 and none at both December 31, 2002 and June 30, 2001.

FHLB Advances and Other Borrowings. FHLB advances increased $22.6 million or 43% from $52.4 million as of June 30, 2002 to $75.0 million as of December 31, 2002. FHLB advances increased $22.7 million or 76% from $29.7 million as of June 30, 2001 to $52.4 million as of June 30, 2002. As of December 31, 2002, the subsidiary banks held $3.9 million of FHLB stock in aggregate. As a result of their memberships in the FHLB of Des Moines, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. Both Quad City Bank & Trust and Cedar Rapids Bank & Trust utilized FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provided a less costly source of funds than customer deposits.

Other borrowings were $5.0 million at December 31, 2002 and at June 30, 2002. In September 2001, the Company drew a $5.0 million advance on a line of credit at its primary correspondent bank as partial funding for the initial capitalization of Cedar Rapids Bank & Trust.

In June 1999, the Company issued 1,200,000 shares of trust preferred securities through its newly formed Capital Trust subsidiary. On the Company's financial statements, these securities are listed as company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures and were $12,000,000 at December 31, 2002 and June 30, 2002 and 2001. Under current regulatory guidelines, these securities are considered to be Tier 1 capital, with certain limitations that are applicable to the Company.

Other liabilities increased by $2.5 million or 43% to $8.4 million as of December 31, 2002 from $5.9 million as of June 30, 2002. The increase was primarily the result of accrued severance compensation and income taxes related to Bancard's sale of its ISO related merchant credit card operations in October 2002. Other liabilities increased by $971 thousand or 20% to $5.9 million as of June 30, 2002 from $4.9 million as of June 30, 2001. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At both December 31, 2002 and June 31, 2002, the largest single component of other liabilities was interest payable at $1.8 million and $1.9 million, respectively.

Stockholders' Equity. Common stock at December 31, 2002 was $2.8 million, which was unchanged from June 30, 2002. A slight increase of $13 thousand was the result of proceeds received from the exercise of stock options. Common stock of $2.3 million as of June 30, 2001 increased by $484 thousand, or 21%, to $2.8 million at June 30, 2002. The increase was primarily the result of the Company's private placement of 475,424 additional shares of common stock at $11.00 per share in September 2001. The funds received as a result of this issuance were largely from residents of the Cedar Rapids area and were used as partial funding for the capitalization of Cedar Rapids Bank & Trust. During fiscal 2001, the Company acquired 18,650 treasury shares at a total cost of $255 thousand.

Additional paid-in capital totaled $16.8 million at December 31, 2002 compared to $16.7 million at June 30, 2002. An increase of $76 thousand resulted primarily from proceeds received in excess of the $1.00 per share par value for the 13,468 shares of common stock issued as the result of the exercise of stock options. Additional paid-in capital increased to $16.7 million as of June 30, 2002 from $12.1 million at June 30, 2001. The increase of $4.6 million, or 37%, resulted primarily from proceeds received in excess of the $1.00 per share par value, net of issuance costs, for the 475,424 shares of common stock issued as the result of the Company's private placement offering.

Retained earnings increased by $3.0 million, or 24%, to $15.7 million at December 31, 2002 from $12.7 million at June 30, 2002. The increase reflected net income for the six-month period reduced by the $138 thousand dividend declared in December. On October 23, 2002, the board of directors declared a cash dividend of $0.05 per share payable on January 3, 2003, to stockholders of record on December 16, 2002. Retained earnings increased by $3.0 million or 31% to $12.7 million as of June 30, 2002 from $9.7 million as of June 30, 2001. The increase reflected net income for the year.

Accumulated other comprehensive income consisting of net unrealized gains on securities available for sale, net of related income taxes, was $2.1 million as of December 31, 2002 as compared to $1.3 million as of June 30, 2002. Accumulated other comprehensive income was $1.3 million as of June 30, 2002 as compared to $506 thousand as of June 30, 2001. The increases in the gains were both attributable to the increases during the periods in the fair value of the securities identified as available for sale, primarily as a result of a decline in market interest rates.

In April 2000, the Company announced that the board of directors approved a stock repurchase program enabling the Company to repurchase approximately 60,000 shares of its common stock. This stock repurchase program was completed in the fall of 2000 and at both December 31, 2002 and June 30, 2002 the Company held in treasury 60,146 shares at a total cost of $855 thousand. The weighted average cost of the shares was $14.21.

Liquidity

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $53.9 million at December 31, 2002, $34.2 million at June 30, 2002 and $38.5 million at June 30, 2001. Quad City Bank & Trust and Cedar Rapids Bank & Trust have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.

The liquidity of the Company is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash used in operating activities, consisting primarily of loan originations for sale, was $12.9 million for the six months ended December 31, 2002 compared to net cash provided by operating activities of $470 thousand for the six months ended December 31, 2001. Net cash provided by operating activities was $3.5 million for fiscal 2002 compared to net cash used in operating activities of $1.7 million for fiscal 2001. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities and federal funds was $58.5 million for the six-month period ended December 31, 2002 and $59.7 million for the comparable period in 2001. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities was $110.6 million for fiscal 2002 and $21.9 million for fiscal 2001. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from Federal Home Loan Bank advances, was $79.2 million for the six months ended December 31, 2002 compared to $60.2 million for the same period in 2001. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from Federal Home Loan Bank advances and short-term borrowings was $113.1 million for fiscal 2002 compared to $28.7 million for fiscal 2001.

At December 31, 2002, the subsidiary banks had seven unused lines of credit totaling $38.0 million of which $4.0 million was secured and $34.0 million was unsecured. At June 30, 2002, the subsidiary banks had seven unused lines of credit totaling $36.0 million of which $4.0 million was secured and $32.0 million was unsecured. At both December 31, 2002 and June 30, 2002, the Company also had a secured line of credit for $10.0 million, of which $5.0 million had been used as partial funding for the capitalization of Cedar Rapids Bank and Trust. At June 30, 2001, Quad City Bank & Trust had six unused lines of credit totaling $31.0 million of which $8.0 million was secured and $23.0 million was unsecured. Also at June 30, 2001, the Company had an unused line of credit for $3.0 million, which was secured.

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

The Financial Accounting Standards Board has issued Statement 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB No. 123. This Statement amends Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation will be effective for the fiscal year ending December 31, 2003 and implementation is not expected to have a material impact on the Company's consolidated financial statements. The amended annual disclosure requirements, which would have been effective for the fiscal year ending December 31, 2003, have been early adopted in the financial statements for the six-month period ending December 31, 2002. The amended interim disclosure requirements are effective for the Company for the quarter ending March 31, 2003 and implementation is not expected to have a material impact on the financial statements.

The Financial Accounting Standards Board has issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company's consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in the consolidated financial statements for December 31, 2002.

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

o The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.

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

One approach used to quantify interest rate risk is the net portfolio value analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The following table sets forth, at December 31, 2002 and June 30, 2002, an analysis of the Company's interest rate risk as measured by the estimated changes in the net portfolio value resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 200 basis points).

                                                                   Estimated Increase
  Change In                                                        (Decrease) in NPV
  Interest                Estimated             -------------------------------------------------------------
    Rates                 NPV Amount                     Amount                         Percent
-------------------------------------------------------------------------------------------------------------
(Basis points)   Dec.31, 2002   June 30, 2002   Dec.31, 2002    June 30, 2002   Dec.31, 2002    June 30, 2002
-------------------------------------------------------------------------------------------------------------
                                          (Dollars in thousands)
     +200          $ 45,225        $ 40,931       $ (2,584)       $ (2,754)        (5.40)%        (6.30)%
      ---          $ 47,809        $ 43,685
     -200          $ 50,013        $ 46,162       $  2,204           2,477           4.61%         5.67%

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

Item 8.  Financial Statements

                               QCR HOLDINGS, INC.

                   Index to Consolidated Financial Statements



INDEPENDENT AUDITOR'S REPORT                                                  32

FINANCIAL STATEMENTS

   Consolidated balance sheets as of December 31, 2002 and
     June 30, 2002 and 2001                                                   33

   Consolidated statements of income for the six months ended
     December 31, 2002 and the years ended June 30, 2002, 2001 and 2000       34

   Consolidated statements of changes in stockholders' equity for the six months ended December 31, 2002 and the years ended
     June 20, 2002, 2001, and 2000                                            35

   Consolidated statements of cash flows for the six months ended
     December 31, 2002 and and the years ended June 30, 2002, 2001,
     and 2000                                                            36 - 37

   Notes to consolidated financial statements                            38 - 67

McGladrey & Pullen
Certified Public Accountants


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
QCR Holdings, Inc.
Moline, Illinois

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2002 and June 30, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the six months ended December 31, 2002 and the years ended June 30, 2002, 2001, and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QCR Holdings, Inc. and subsidiaries as of December 31, 2002 and June 30, 2002 and 2001, and the results of their operations and their cash flows for the six months ended December 31, 2002 and the years ended June 30, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ McGladrey & Pullen
----------------------

Davenport, Iowa
January 24, 2003


McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

QCR HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                                      June 30,
                                                                         December 31,     ------------------------------
ASSETS                                                                        2002             2002             2001
------------------------------------------------------------------------------------------------------------------------
Cash and due from banks ..............................................   $  34,073,932    $  26,207,676    $  20,217,219
Federal funds sold ...................................................      14,395,000          760,000        7,775,000
Certificates of deposit at financial institutions ....................       5,400,213        7,272,213       10,512,585

Securities  held to maturity,  at amortized  cost (fair value
  December 31, 2002 $451,121; June 30, 2002 $437,116;
  June 30, 2001 $583,411) (Note 3) ...................................         425,332          425,440          575,559
Securities available for sale, at fair value (Note 3) ................      81,228,749       75,805,678       56,134,521
                                                                         -----------------------------------------------
                                                                            81,654,081       76,231,118       56,710,080
                                                                         -----------------------------------------------

Loans receivable, held for sale (Note 4) .............................      23,691,004        8,498,345        5,823,820
Loans receivable, held for investment (Note 4) .......................     426,044,732      382,095,469      282,040,946
  Less allowance for estimated losses on loans (Note 4) ..............      (6,878,953)      (6,111,454)      (4,248,182)
                                                                         -----------------------------------------------
                                                                           442,856,783      384,482,360      283,616,584
                                                                         -----------------------------------------------

Premises and equipment, net (Note 5) .................................       9,224,542        9,206,761        8,658,883
Accrued interest receivable ..........................................       3,221,246        3,125,992        2,863,178
Other assets .........................................................      13,774,559       11,542,375       10,594,405
                                                                         -----------------------------------------------
        Total assets .................................................   $ 604,600,356    $ 518,828,495    $ 400,947,934
                                                                         ===============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing ..............................................   $  89,675,609    $  65,384,902    $  52,582,264
    Interest-bearing .................................................     345,072,014      310,932,407      249,572,960
                                                                         -----------------------------------------------
        Total deposits (Note 6) ......................................     434,747,623      376,317,309      302,155,224

Short-term borrowings (Note 7) .......................................      32,862,446       34,628,709       28,342,542
Federal Home Loan Bank advances (Note 8) .............................      74,988,320       52,414,323       29,712,759
Other borrowings (Note 9) ............................................       5,000,000        5,000,000             --
Company Obligated Mandatorily Redeemable Preferred Securities
  of subsidiary trust holding solely subordinated debentures (Note 10)      12,000,000       12,000,000       12,000,000
Other liabilities ....................................................       8,415,365        5,890,551        4,919,949
                                                                         -----------------------------------------------
        Total liabilities ............................................     568,013,754      486,250,892      377,130,474
                                                                         -----------------------------------------------

Commitments and Contingencies (Note 17)

Stockholders' Equity (Note 15):
  Preferred stock, stated value of $1 per share; shares
    authorized 250,000; shares issued none ...........................              --               --               --
  Common stock, $1 par value; shares authorized 5,000,000;
    December 31, 2002 - shares issued 2,823,061 and outstanding
    2,762,915; June 30, 2002 - shares issued 2,809,593 and outstanding
    2,749,447; June 30, 2001 - shares issued 2,325,566 and outstanding
    2,265,420 ........................................................       2,823,061        2,809,593        2,325,566
  Additional paid-in capital .........................................      16,761,423       16,684,605       12,148,759
  Retained earnings ..................................................      15,712,600       12,654,202        9,691,749
  Accumulated other comprehensive income .............................       2,144,054        1,283,739          505,922
                                                                         -----------------------------------------------
                                                                            37,441,138       33,432,139       24,671,996
  Less cost of 60,146 common shares acquired for the treasury ........         854,536          854,536          854,536
                                                                         -----------------------------------------------
        Total stockholders' equity ...................................      36,586,602       32,577,603       23,817,460
                                                                         -----------------------------------------------
        Total liabilities and stockholders' equity ...................   $ 604,600,356    $ 518,828,495    $ 400,947,934
                                                                         ===============================================

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                                     Six Months
                                                                        Ended                      Year Ended June 30,
                                                                     December 31,   -------------------------------------------
                                                                        2002             2002            2001             2000
-------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans .....................................   $ 13,747,643   $ 23,718,322   $ 22,970,407    $ 18,364,812
  Interest and dividends on securities:
    Taxable ......................................................      1,702,046      3,166,323      3,067,722       3,214,722
    Nontaxable ...................................................        235,155        429,138        290,990         233,793
  Interest on certificates of deposit at financial institutions ..        203,397        589,946        701,663         753,630
  Interest on federal funds sold .................................         73,611        258,256      1,267,062       1,488,267
  Other interest .................................................        157,821        358,152        246,092          23,974
                                                                     ----------------------------------------------------------
        Total interest income ....................................     16,119,673     28,520,137     28,543,936      24,079,198
                                                                     ----------------------------------------------------------

Interest expense:
  Interest on deposits ...........................................      4,151,446      8,894,578     13,022,210      10,125,235
  Interest on short-term borrowings ..............................        225,093        592,382        992,219         665,133
  Interest on Federal Home Loan Bank advances ....................      1,440,326      2,048,273      1,462,779       1,360,823
  Interest on other borrowings ...................................         99,645        201,415             --              --
  Interest on Company Obligated Mandatorily Redeemable
  Preferred Securities ...........................................        566,753      1,133,506      1,134,541       1,137,402
                                                                     ----------------------------------------------------------
        Total interest expense ...................................      6,483,263     12,870,154     16,611,749      13,288,593
                                                                     ----------------------------------------------------------

        Net interest income ......................................      9,636,410     15,649,983     11,932,187      10,790,605
Provision for loan losses (Note 4) ...............................      2,183,745      2,264,965        889,670       1,051,818
                                                                     ----------------------------------------------------------
        Net interest income after provision for loan losses ......      7,452,665     13,385,018     11,042,517       9,738,787
                                                                     ----------------------------------------------------------

Noninterest income:
  Merchant credit card fees, net of processing costs .............      1,292,213      2,097,209      1,673,444       2,346,296
  Trust department fees ..........................................      1,045,046      2,161,677      2,071,971       1,884,310
  Deposit service fees ...........................................        596,999        994,630        816,489         600,219
  Gains on sales of loans, net ...................................      1,864,813      1,991,437      1,136,572         438,799
  Securities gains (losses), net .................................         61,514          6,433        (14,047)        (28,221)
  Gain on sale of merchant credit card portfolio (Note 11) .......      3,460,137             --             --              --
  Other ..........................................................        518,999        663,273        628,639         913,013
                                                                     ----------------------------------------------------------
        Total noninterest income .................................      8,839,721      7,914,659      6,313,068       6,154,416
                                                                     ----------------------------------------------------------

Noninterest expenses:
  Salaries and employee benefits .................................      6,075,885     10,077,583      8,014,268       6,878,213
  Compensation and other expenses related to sale of
    merchant credit card portfolio (Note 11) .....................      1,413,734             --             --              --
  Professional and data processing fees ..........................        872,750      1,410,770      1,159,929         860,216
  Advertising and marketing ......................................        341,093        604,002        579,524         410,106
  Occupancy and equipment expense ................................      1,322,826      2,331,806      1,925,820       1,580,911
  Stationery and supplies ........................................        229,066        476,158        352,441         324,219
  Postage and telephone ..........................................        291,737        486,053        409,626         361,623
  Other ..........................................................        865,960      1,636,056      1,358,345       1,052,173
                                                                     ----------------------------------------------------------
        Total noninterest expenses ...............................     11,413,051     17,022,428     13,799,953      11,467,461
                                                                     ----------------------------------------------------------

        Income before income taxes ...............................      4,879,335      4,277,249      3,555,632       4,425,742
Federal and state income taxes (Note 12) .........................      1,682,791      1,314,796      1,159,900       1,680,215
                                                                     ----------------------------------------------------------
        Net income ...............................................   $  3,196,544   $  2,962,453   $  2,395,732    $  2,745,527
                                                                     ==========================================================

Earnings per common share (Note 16):
  Basic ..........................................................   $       1.16   $       1.10   $       1.06    $       1.19
  Diluted ........................................................   $       1.13   $       1.08   $       1.04    $       1.15
  Weighted average common shares outstanding .....................      2,752,739      2,685,996      2,268,465       2,309,453
  Weighted average common and common equivalent shares outstanding      2,819,416      2,743,805      2,314,334       2,385,840

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended December 31, 2002 and Years Ended June 30, 2002, 2001, and 2000

                                                                                             Accumulated
                                                                 Additional                    Other
                                                    Common         Paid-In      Retained    Comprehensive   Treasury
                                                    Stock          Capital      Earnings    Income (Loss)     Stock        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999 ........................   $2,296,251    $11,959,080   $ 4,550,490   $  (332,350)  $       --    $18,473,471
  Comprehensive income:
  Net income ..................................           --             --     2,745,527            --           --      2,745,527
  Other comprehensive (loss), net of tax
    (Note 2) ..................................           --             --            --      (766,168)          --       (766,168)
                                                                                                                       -------------
        Comprehensive income ..................                                                                           1,979,359
                                                                                                                       -------------
Proceeds from issuance of 37,310 shares of
  common stock as a result of warrants
  and stock options exercised (Note 14) .......       37,310        219,544            --            --           --        256,854
Exchange of 8,145 shares of common
  stock in connection with options exercised ..       (8,145)      (111,818)           --            --           --       (119,963)
Tax benefit of nonqualified stock options
  exercised ...................................           --         81,178            --            --           --         81,178
Purchase of 41,496 shares of common stock
  for the treasury ............................           --             --            --            --     (599,480)      (599,480)
                                                  ----------------------------------------------------------------------------------
Balance, June 30, 2000 ........................    2,325,416     12,147,984     7,296,017    (1,098,518)    (599,480)    20,071,419
  Comprehensive income:
    Net income ................................           --             --     2,395,732            --           --      2,395,732
    Other comprehensive income, net of tax
      (Note 2) ................................           --             --            --     1,604,440           --      1,604,440
                                                                                                                       -------------
        Comprehensive income ..................                                                                           4,000,172
                                                                                                                       -------------
Proceeds from issuance of 150 shares of
  common stock as a result of stock
  options exercised (Note 14) .................          150            775            --            --           --            925
Purchase of 18,650 shares of common stock
  for the treasury ............................           --             --            --            --     (255,056)      (255,056)
                                                  ----------------------------------------------------------------------------------
Balance, June 30, 2001 ........................    2,325,566     12,148,759     9,691,749       505,922     (854,536)    23,817,460
  Comprehensive income:
    Net income ................................           --             --     2,962,453            --           --      2,962,453
    Other comprehensive income, net of tax
      (Note 2) ................................           --             --            --       777,817           --        777,817
                                                                                                                       -------------
        Comprehensive income ..................                                                                           3,740,270
                                                                                                                       -------------
  Proceeds from issuance of 23,375 shares of
    common stock as a result of stock
    options exercised (Note 14) ...............       23,375        133,607            --            --           --        156,982
  Exchange of 14,772 shares of common
    stock in connection with options exercised       (14,772)      (171,291)           --            --           --       (186,063)
  Proceeds from issuance of 475,424 shares
    of common stock ...........................      475,424      4,513,198            --            --           --      4,988,622
  Tax benefit of nonqualified stock options
    exercised .................................           --         60,332            --            --           --         60,332
                                                  ----------------------------------------------------------------------------------
Balance, June 30, 2002 ........................    2,809,593     16,684,605    12,654,202     1,283,739     (854,536)    32,577,603
  Comprehensive income:
    Net income ................................           --             --     3,196,544            --           --      3,196,544
    Other comprehensive income, net of tax
      (Note 2) ................................           --             --            --       860,315           --        860,315
                                                                                                                       -------------
        Comprehensive income ..................                                                                           4,056,859
                                                                                                                       -------------
Cash dividends declared, $.05 per share .......           --             --      (138,146)           --           --       (138,146)
  Proceeds from issuance of 24,270 shares of
    common stock as a result of stock
    options exercised (Note 14) ...............       24,270        140,404            --            --           --        164,674
  Exchange of 10,802 shares of common
    stock in connection with options exercised       (10,802)      (151,508)           --            --           --       (162,310)
  Tax benefit of nonqualified stock options
    exercised .................................           --         87,922            --            --           --         87,922
                                                  ----------------------------------------------------------------------------------
Balance, December 31, 2002 ....................   $2,823,061    $6,761,423    $15,712,600    $2,144,054    $(854,536)   $36,586,602
                                                  ==================================================================================

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six Months
                                                                         Ended                        Year Ended June 30,
                                                                      December 31,    ----------------------------------------------
                                                                          2002             2002             2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income ......................................................   $   3,196,544   $   2,962,453   $   2,395,732   $   2,745,527
  Adjustment to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation ..................................................         497,460         923,747         768,310         633,418
    Provision for loan losses .....................................       2,183,745       2,264,965         889,670       1,051,818
    Deferred income taxes .........................................        (403,312)       (634,045)       (362,995)       (398,971)
    Amortization of offering costs on subordinated
      debentures ..................................................          14,753          29,506          29,506          29,453
    Amortization of premiums on securities, net ...................         148,782         162,642          60,062          62,539
   Investment securities (gains) losses, net ......................         (61,514)         (6,433)         14,047          28,221
   Loans originated for sale ......................................    (136,646,900)   (146,973,634)    (97,605,425)    (36,774,571)
   Proceeds on sales of loans .....................................     123,319,054     146,290,546      94,039,651      38,124,921
   Net gains on sales of loans ....................................      (1,864,813)     (1,991,437)     (1,136,572)       (438,799)
   Gain on sale of merchant credit card portfolio .................      (3,460,137)             --              --              --
   Tax benefit of nonqualified stock options exercised ............          87,922          60,332              --          81,178
   Increase in accrued interest receivable ........................         (95,254)       (262,814)       (230,058)       (626,617)
   (Increase) decrease in other assets ............................      (2,193,369)       (283,790)     (1,166,767)        170,192
   Increase (decrease) in other liabilities .......................       2,386,668         970,602         633,631        (528,780)
                                                                       -------------------------------------------------------------
        Net cash provided by (used in) operating activities .......     (12,890,371)      3,512,640      (1,671,208)      4,159,529
                                                                       -------------------------------------------------------------
Cash Flows from Investing Activities:
  Net (increase) decrease in federal funds sold ...................     (13,635,000)      7,015,000      18,330,000      13,020,000
  Net (increase) decrease in certificates of deposit at
    financial institutions ........................................       1,872,000       3,240,372       2,263,878        (241,270)
  Purchase of securities available for sale .......................     (14,778,519)    (29,934,923)    (17,003,552)    (23,659,480)
  Purchase of securities held to maturity .........................              --        (100,000)             --         (50,000)
  Proceeds from calls and maturities of securities ................       7,335,000       9,702,500      15,045,000       6,200,000
  Proceeds from paydowns on securities ............................       1,166,490       1,789,042       1,537,072       1,389,269
  Proceeds from sales of securities available for sale ............       2,141,382         101,285       1,262,841       5,191,661
  Purchase of life insurance contracts ............................        (195,000)       (401,087)            --       (2,023,543)
  Increase in cash value of life insurance contracts ..............          (9,388)       (115,888)        (87,840)        (14,640)
  Proceeds from sale of merchant credit card portfolio ............       3,500,000              --              --              --
  Net loans originated and held for investment ....................     (45,365,509)   (100,456,216)    (41,568,458)    (45,117,584)
  Purchase of premises and equipment, net .........................        (515,241)     (1,471,625)     (1,713,387)       (795,423)
                                                                       -------------------------------------------------------------
        Net cash used in investing activities .....................     (58,483,785)   (110,631,540)    (21,934,446)    (46,101,010)
                                                                       ------------------------------------------------------------
Cash Flows from Financing Activities:
  Net increase in deposit accounts ................................      58,430,314      74,162,085      14,088,468      40,100,877
  Net increase (decrease) in short-term borrowings ................      (1,766,263)      6,286,167       7,570,818      11,085,847
  Proceeds from Federal Home Loan Bank advances ...................      29,000,000      25,000,000      16,750,000       8,000,000
  Payments on Federal Home Loan Bank advances .....................      (6,426,003)     (2,298,436)     (9,462,639)    (10,180,492)
  Proceeds from other borrowings ..................................              --       5,000,000              --              --
  Purchase of treasury stock ......................................              --              --        (255,056)       (599,480)
  Proceeds from issuance of common stock, net .....................           2,364       4,959,541             925         136,891
                                                                      --------------------------------------------------------------
        Net cash provided by financing activities .................   $  79,240,412   $ 113,109,357   $  28,692,516   $  48,543,643
                                                                      --------------------------------------------------------------

        Net increase in cash and due from banks ...................   $   7,866,256   $   5,990,457   $   5,086,862   $   6,602,162
Cash and due from banks:
  Beginning .......................................................      26,207,676      20,217,219      15,130,357       8,528,195
                                                                      --------------------------------------------------------------
  Ending ..........................................................   $  34,073,932   $  26,207,676   $  20,217,219   $  15,130,357
                                                                      ==============================================================
Supplemental Disclosures of Cash Flow Information,
  cash payments for:
  Interest ........................................................   $   6,537,656   $  13,405,861   $  16,069,527   $  13,024,589
  Income and franchise taxes ......................................       1,112,741       1,363,292       1,480,894       2,001,216

Supplemental Schedule of Noncash Investing Activities:
  Change in accumulated other comprehensive income (loss),
    unrealized gains (losses) on securities available for sale, net         860,315         777,817       1,604,440        (766,168)
  Due from broker for call of securities available for sale .......              --              --      (1,000,000)             --
  Exchange of shares of common stock in connection
    with options exercised ........................................        (162,310)       (186,063)             --        (119,963)

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

QCR Holdings, Inc. (Company) is a bank holding company providing bank and bank related services through its subsidiaries, Quad City Bank and Trust Company (Quad City Bank & Trust), Cedar Rapids Bank and Trust Company (Cedar Rapids Bank & Trust), Quad City Bancard, Inc. (Bancard), Allied Merchant Services, Inc. (Allied), and QCR Holdings Capital Trust I (Capital Trust). Quad City Bank & Trust is a commercial bank that serves the Quad Cities and adjacent communities. Cedar Rapids Bank & Trust serves Cedar Rapids and adjacent communities. Both banks are chartered and regulated by the state of Iowa, are insured and subject to regulation by the Federal Deposit Insurance Corporation, and are members of and regulated by the Federal Reserve System. Bancard is an entity formed in April 1995 to conduct the Company's credit card operation and is regulated by the Federal Reserve System. Allied was formed in March 1999 by Bancard as a captive independent sales organization that markets merchant credit card processing services. Allied is a wholly-owned subsidiary of Bancard. QCR Capital Trust I was capitalized in June 1999 for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities.

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

Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $7,721,000, $5,580,000, and $3,641,000 as of December 31, 2002 and June 30, 2002 and 2001, respectively.

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

Sales of loans: As part of its management of assets and liabilities, the Company routinely sells residential real estate loans. Loans which are expected to be sold in the foreseeable future are classified as held for sale and are carried at the lower of cost or estimated market value in the aggregate.

Credit related financial instruments: In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Transfers of financial assets: Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a modest benefit to the transferor, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Premises  and  equipment:  Premises  and  equipment  are  stated  at  cost  less
accumulated   depreciation.   Depreciation   is   computed   primarily   by  the
straight-line method over the estimated useful lives.

Stock-based compensation plans: At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note
13. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                         Six Months
                                            Ended               Year Ended June 30,
                                         December 31,   --------------------------------------
                                             2002           2002         2001         2000
                                         -----------------------------------------------------
Net income, as reported ...............   $3,196,544    $2,962,453    $2,395,732    $2,745,527
Deduct total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects ..      (39,503)      (90,182)      (70,328)      (54,720)
                                          ----------------------------------------------------
        Net income ....................   $3,157,041    $2,872,271    $2,325,404    $2,690,807
                                          ====================================================
Earnings per share:
  Basic:
    As reported .......................   $     1.16    $     1.10    $     1.06    $     1.19
    Pro forma .........................         1.15          1.07          1.03          1.17
  Diluted:
    As reported .......................         1.13          1.08          1.04          1.15
    Pro forma .........................         1.12          1.05          1.00          1.13

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions for grants during the six months ended December 31, 2002 and the years ended June 30, 2002, 2001, and 2000: dividend rate of .59% for the six months ended December 31, 2002 and 0% for the years ended June 30, 2002, 2001, and 2000: risk-free interest rates based upon current rates at the date of grant (4.42% to 6.81%); expected lives of 10 years, and expected price volatility of 20.74% to 24.81%.

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

Trust assets: Trust assets held by Quad City Bank & Trust in a fiduciary, agency, or custodial capacity for its customers, other than cash on deposit at the Bank, are not included in the accompanying consolidated financial statements since such items are not assets of the Bank.

Earnings per common share: Basic earnings per share is computed by dividing net income by the weighted average number of common stock shares outstanding for the respective period. Diluted earnings per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period.

Change in year-end: In August 2002, the Company changed its fiscal year-end from June 30th to December 31st. The change in year-end resulted in a short fiscal year covering the six-month transition period from July 1, 2002 to December 31, 2002. References to the transition period, fiscal 2002, 2001, and 2000 throughout these consolidated financial statements are for the six months ended December 31, 2002 and the years ended June 30, 2002, 2001, and 2000, respectively.

In connection with the Company's change in fiscal year, presented below is the financial data for the comparable six month periods ended December 31, 2002 and 2001:

                                                                     (Unaudited)
                                                         2002            2001
                                                     ---------------------------

Total interest income ..........................     $16,119,673     $13,845,800
Total interest expense .........................       6,483,263       6,633,525
                                                     ---------------------------
        Net interest income ....................       9,636,410       7,212,275
Provision for loan losses ......................       2,183,745       1,039,865
Noninterest income .............................       8,839,721       4,040,240
Noninterest expenses ...........................      11,413,051       8,244,914
                                                     ---------------------------
        Net income before income taxes .........       4,879,335       1,967,736
Federal and state income taxes .................       1,682,791         630,126
                                                     ---------------------------
        Net income .............................     $ 3,196,544     $ 1,337,610
                                                     ===========================

Earnings per common share:
Basic ..........................................     $      1.16     $      0.51
Diluted ........................................            1.13            0.50

Reclassification: Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform with the current period presentation.

Note 2.  Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.

Other comprehensive income (loss) is comprised as follows:

                                                                                  Tax
                                                                  Before         Expense          Net
                                                                    Tax         (Benefit)       of Tax
                                                                -----------------------------------------
Six months ended December 31, 2002:
  Unrealized gains on securities available for
    sale:
    Unrealized holding gains arising during the period ......   $ 1,436,098    $   537,283    $   898,815
    Less, reclassification adjustment for gains
      included in net income ................................        61,514         23,014         38,500
                                                                -----------------------------------------
        Other comprehensive income ..........................   $ 1,374,584    $   514,269    $   860,315
                                                                =========================================

Year ended June 30, 2002:
  Unrealized gains on securities available for sale:
    Unrealized holding gains arising during the year ........   $ 1,241,584    $   459,716    $   781,868
    Less, reclassification adjustment for gains
      included in net income ................................         6,433          2,382          4,051
                                                                -----------------------------------------
        Other comprehensive income ..........................   $ 1,235,151    $   457,334    $   777,817
                                                                =========================================

Year ended June 30, 2001:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains arising during the year ........   $ 2,482,453    $   887,041    $ 1,595,412
    Less, reclassification adjustment for (losses)
      included in net income ................................       (14,047)        (5,019)        (9,028)
                                                                -----------------------------------------
        Other comprehensive income ..........................   $ 2,496,500    $   892,060    $ 1,604,440
                                                                =========================================

Year ended June 30, 2000:
  Unrealized (losses) on securities available for sale:
    Unrealized holding (losses) arising during the year .....   $(1,195,285)   $  (410,590)   $  (784,695)
    Less, reclassification adjustment for (losses)
      included in net income ................................       (28,221)        (9,694)       (18,527)
                                                                -----------------------------------------
        Other comprehensive (loss) ..........................   $(1,167,064)   $  (400,896)   $  (766,168)
                                                                =========================================

Note 3.  Investment Securities

The amortized cost and fair value of investment securities as of December 31, 2002 and June 30, 2002 and 2001 are summarized as follows:

                                                                    Gross          Gross
                                   Amortized     Unrealized       Unrealized       Fair
                                      Cost          Gains          (Losses)        Value
                                 -----------------------------------------------------------
December 31, 2002:
  Securities held to maturity:
    Municipal securities .....   $    250,332   $      9,350    $         --    $    259,682
    Other bonds ..............        175,000         16,439              --         191,439
                                 -----------------------------------------------------------
                                 $    425,332   $     25,789    $         --    $    451,121
                                 ===========================================================

Securities available for sale:
  U.S. Treasury securities ...   $  1,016,608   $     19,879    $         --    $  1,036,487
  U.S. agency securities .....     47,534,699      1,701,832          (1,243)     49,235,288
  Mortgage-backed securities .      5,600,989        169,475             (18)      5,770,446
  Municipal securities .......     13,941,352        978,262              --      14,919,614
  Corporate securities .......      7,691,358        475,136              --       8,166,494
  Trust preferred securities .      1,349,796         93,146         (10,985)      1,431,957
  Other securities ...........        659,168         19,926         (10,631)        668,463
                                 -----------------------------------------------------------
                                 $ 77,793,970   $  3,457,656    $    (22,877)   $ 81,228,749
                                 ===========================================================

June 30, 2002:
  Securities held to maturity:
    Municipal securities .....   $    250,440   $      7,598    $         --    $    258,038
    Other bonds ..............        175,000          4,078              --         179,078
                                 -----------------------------------------------------------
                                 $    425,440   $     11,676    $         --    $    437,116
                                 ===========================================================

Securities available for sale:
  U.S. Treasury securities ...   $  1,024,062   $      9,239    $         --    $  1,033,301
  U.S. agency securities .....     42,250,426      1,088,265              --      43,338,691
  Mortgage-backed securities .      5,758,421        124,191              --       5,882,612
  Municipal securities .......     13,663,785        538,002         (15,213)     14,186,574
  Corporate securities .......      9,291,237        190,623          (6,309)      9,475,551
  Trust preferred securities .      1,349,796        111,034         (14,405)      1,446,425
  Other securities ...........        407,756         39,047          (4,279)        442,524
                                 -----------------------------------------------------------
                                 $ 73,745,483   $  2,100,401    $    (40,206)   $ 75,805,678
                                 ===========================================================

June 30, 2001:
  Securities held to maturity:
    Municipal securities .....   $    500,559   $      4,638    $         --    $    505,197
    Other bonds ..............         75,000          3,214              --          78,214
                                 -----------------------------------------------------------
                                 $    575,559   $      7,852    $         --    $    583,411
                                 ===========================================================

Securities available for sale:
  U.S. agency securities .....   $ 31,787,602   $    626,091    $       (104)   $ 32,413,589
  Mortgage-backed securities .      5,509,433         17,646         (18,797)      5,508,282
  Municipal securities .......     11,892,825        144,098         (39,556)     11,997,367
  Corporate securities .......      4,577,918         31,014         (13,185)      4,595,747
  Trust preferred securities .      1,148,488         94,897         (14,405)      1,228,980
  Other securities ...........        393,211         19,075         (21,730)        390,556
                                 -----------------------------------------------------------
                                 $ 55,309,477   $    932,821    $   (107,777)   $ 56,134,521
                                 ===========================================================

All sales of securities during the six months ended December 31, 2002 and the years ended June 30, 2002, 2001, and 2000 were from securities identified as available for sale. Information on proceeds received, as well as the gains and losses from the sale of those securities is as follows:

                                        Six Months
                                         Ended            Year Ended June 30,
                                       December 31,  ------------------------------------
                                           2002         2002        2001         2000
                                       --------------------------------------------------
Proceeds from sales of securities ...   $2,141,382   $  101,285   $1,262,841   $5,191,661
Gross gains from sales of securities        64,026       10,093       11,831       22,366
Gross losses from sales of securities        2,512        3,660       25,878       50,587

The amortized cost and fair value of securities as of December 31, 2002 by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.

                                                      Amortized
                                                         Cost        Fair Value
                                                     ---------------------------
Securities held to maturity:
  Due in one year or less ......................     $    25,000     $    25,407
  Due after one year through five years ........         350,332         368,068
  Due after five years .........................          50,000          57,646
                                                     ---------------------------
                                                     $   425,332     $   451,121
                                                     ===========================

Securities available for sale:
  Due in one year or less ......................     $12,075,450     $12,254,687
  Due after one year through five years ........      40,712,394      42,487,322
  Due after five years .........................      18,745,969      20,047,831
                                                     ---------------------------
                                                      71,533,813      74,789,840
  Mortgage-backed securities ...................       5,600,989       5,770,446
  Other securities .............................         659,168         668,463
                                                     ---------------------------
                                                     $77,793,970     $81,228,749
                                                     ===========================

As of December 31, 2002 and June 30, 2002 and 2001, investment securities with a carrying value of $55,974,583, $49,391,310, and $37,120,191, respectively, were pledged on securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Note 4.  Loans Receivable

The composition of the loan portfolio as of December 31, 2002 and June 30, 2002 and 2001 is presented as follows:

                                                                           June 30,
                                               December 31,     ------------------------------
                                                    2002             2002             2001
                                               -----------------------------------------------
Commercial .................................   $ 350,205,750    $ 305,019,327    $ 209,932,804
Real estate loans held for sale - mortgage .      23,691,004        8,498,345        5,823,820
Real estate - mortgage .....................      28,760,597       34,033,494       32,191,024
Real estate - construction .................       2,229,740        2,861,123        2,568,283
Installment and other consumer .............      44,567,327       40,036,886       37,361,458
                                               -----------------------------------------------
                                                 449,454,418      390,449,175      287,877,389
Deferred loan origination costs (fees), net          281,318          144,639          (12,623)
Less allowance for estimated losses on loans      (6,878,953)      (6,111,454)      (4,248,182)
                                               -----------------------------------------------
                                               $ 442,856,783    $ 384,482,360    $ 283,616,584
                                               ===============================================

Loans on nonaccrual status amounted to $4,608,391, $1,559,609, and $1,231,741 as of December 31, 2002 and June 30, 2002 and 2001, respectively. Interest income in the amount of $311,519 and $156,478, for the six months ended December 31, 2002 and the year ended June 30, 2002, respectively, would have been earned on the nonaccrual loans had they been performing in accordance with their original terms. Cash interest collected on nonaccrual loans was $69,503 and $122,303 for the six months ended December 31, 2002 and the year ended June 30, 2002, respectively. Foregone interest income and cash interest collected on nonaccrual loans was not material for the years ended June 30, 2001 and 2000.

Changes in the allowance for estimated losses on loans for the six months ended December 31, 2002 and the years ended June 30, 2002, 2001, and 2000 are presented as follows:

                                                Six Months
                                                  Ended                   Year Ended June 30,
                                               December 31,   -----------------------------------------
                                                  2002            2002           2001           2000
                                               --------------------------------------------------------
Balance, beginning .........................   $ 6,111,454    $ 4,248,182    $ 3,617,401    $ 2,895,457
  Provisions charged to expense ............     2,183,745      2,264,965        889,670      1,051,818
  Loans charged off ........................    (1,454,192)      (641,156)      (300,463)      (426,708)
  Recoveries on loans previously charged off        37,946        239,463         41,574         96,834
                                               --------------------------------------------------------
Balance, ending ............................   $ 6,878,953    $ 6,111,454    $ 4,248,182    $ 3,617,401
                                               ========================================================

Loans considered to be impaired are as follows:

                                                         December 31,  June 30,
                                                             2002        2002
                                                         ----------------------

Impaired loans for which an allowance has been provided   $2,478,393  $4,717,907
                                                          ======================

Allowance provided for impaired loans, included in
  the allowance for loan losses .......................   $  786,301  $  908,217
                                                          ======================

Impaired loans for which no allowance has been provided   $2,434,463  $  805,409
                                                          ======================

Impaired   loans  for  which  no  allowance  has  been  provided  have  adequate collateral, based on management's current estimates. Impaired loans were not material as of June 30, 2001.

The average recorded investment in impaired loans during the six months ended December 31, 2002 and the year ended June 30, 2002 was $5,795,054 and $1,157,939, respectively. Interest income on impaired loans of $123,882 and $42,414 was recognized for cash payments received for the six months ended December 31, 2002 and the year ended June 30, 2002, respectively. Average impaired loans and cash interest income on impaired loans were not material at June 30, 2001 or for the years ended June 30, 2001 and 2000, respectively.

Loans past due 90 days or more and still accruing interest totaled $430,745, $707,853, and $494,827 as of December 31, 2002 and June 30, 2002 and 2001,
respectively.

Loans are made in the normal course of business to directors, officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate amount of these loans during the six months ended December 31, 2002 and years ended June 30, 2002 and 2001 was as follows:

                                                  Six Months
                                                     Ended            Year Ended June 30,
                                                  December 31,    ----------------------------
                                                      2002            2002            2001
                                                  --------------------------------------------
Balance, beginning ............................   $ 22,806,789    $ 19,383,492    $  6,918,805
  Net increase due to change in related parties             --              --      11,439,009
  Advances ....................................      1,876,950      11,004,085       6,509,174
  Repayments ..................................     (1,416,373)     (7,580,788)     (5,483,496)
                                                  --------------------------------------------
Balance, ending ...............................   $ 23,267,366    $ 22,806,789    $ 19,383,492
                                                  ============================================

Note 5.  Premises and Equipment

The following summarizes the components of premises and equipment as of December 31, 2002 and June 30, 2002 and 2001:

                                                               June 30,
                                       December 31,   --------------------------
                                           2002           2002           2001
                                       -----------------------------------------

Land ..............................    $   813,400    $   813,400    $   813,400
Buildings .........................      6,143,269      5,951,141      5,536,999
Furniture and equipment ...........      6,618,773      6,329,732      5,307,283
                                       -----------------------------------------
                                        13,575,442     13,094,273     11,657,682
Less accumulated depreciation .....      4,350,900      3,887,512      2,998,799
                                       -----------------------------------------
                                       $ 9,224,542    $ 9,206,761    $ 8,658,883
                                       =========================================

Certain facilities are leased under operating leases. Rental expense was $430,576, $795,768, $615,058, and $451,097 for the six months ended December 31,
2002 and the years ended June 30, 2002, 2001, and 2000, respectively.

Future minimum rental commitments under noncancelable leases are as follows as of December 31, 2002:

Year ending December 31:
  2003                                                                $ 527,000
  2004                                                                  514,000
  2005                                                                  504,000
  2006                                                                  472,000
  2007                                                                  151,000
  Thereafter                                                            284,000
                                                                    -----------
                                                                    $ 2,452,000
                                                                    ===========

Note 6.  Deposits

The aggregate amount of certificates of deposit each with a minimum denomination of $100,000, was $69,373,970, $62,919,139, and $50,298,560 as of December 31,
2002 and June 30, 2002 and 2001, respectively.

As of December 31, 2002, the scheduled maturities of certificates of deposit were as follows:

Year ending December 31:
  2003                                                             $144,798,308
  2004                                                               35,677,951
  2005                                                                9,502,782
  2006                                                                1,559,430
  2007                                                                2,297,035
                                                                   ------------
                                                                   $193,835,506
                                                                   ============

Note 7.  Short-Term Borrowings

Short-term borrowings are summarized as follows:

                                                                      June 30,
                                                 December 31,  -------------------------
                                                     2002         2002          2001
                                                 ---------------------------------------
Overnight repurchase agreements with customers   $32,862,446   $29,128,709   $28,342,542
Federal funds purchased ......................            --     5,500,000            --
                                                 ---------------------------------------
                                                 $32,862,446   $34,628,709   $28,342,542
                                                 =======================================

Information concerning repurchase agreements is summarized as follows as of December 31, 2002 and June 30, 2002 and 2001:

                                                                                    June 30,
                                                           December 31,    -------------------------
                                                               2002            2002          2001
                                                           ------------------------------------------
Average daily balance during the period .................   $32,121,426    $27,243,789    $21,584,795
Average daily interest rate during the period ...........         1.22%          1.93%          4.40%
Maximum month-end balance during the period .............    33,384,561     31,262,688     28,342,542
Weighted average rate as of end of period ...............         1.26%          2.16%          4.34%

Securities underlying the agreements as of end of period:
  Carrying value ........................................   $44,849,488    $44,909,718    $28,947,957
  Fair value ............................................    44,849,488     44,909,718     28,947,957

The securities underlying the agreements as of December 31, 2002 and June 30, 2002 and 2001 were under the Company's control in safekeeping at third-party financial institutions.

Note 8.  Federal Home Loan Bank Advances

The Banks are members of the Federal Home Loan Bank of Des Moines (FHLB). As of December 31, 2002 and June 30, 2002 and 2001, the Banks held $3,926,800, $2,622,100, and $1,487,000, respectively, of FHLB stock. Maturity and interest rate information on advances from the FHLB as of December 31, 2002 and June 30, 2002 and 2001 is as follows:

                                                       December 31, 2002
                                                 -------------------------------
                                                                     Weighted
                                                                      Average
                                                                   Interest Rate
                                                 Amount Due         at Year-End
                                                 -------------------------------
Maturity:
  Year ending December 31:
    2003 ................................        $ 7,865,000            3.93%
    2004 ................................         20,701,166             3.34
    2005 ................................          4,750,000             3.68
    2006 ................................          7,610,000             4.18
    2007 ................................          8,200,000             4.02
    Thereafter ..........................         25,862,154             4.70
                                                 ------------
Total FHLB advances .....................        $ 74,988,320            4.05
                                                 ============

Of the advances maturing after December 31, 2002, $19,000,000 have options which allow the Banks the right, but not the obligation, to "put" the advances back to the FHLB.

                                                         June 30, 2002
                                                 -------------------------------
                                                                     Weighted
                                                                      Average
                                                                   Interest Rate
                                                 Amount Due        at Year-End
                                                 -------------------------------
Maturity:
  Year ending June 30:
    2003 ................................        $ 9,704,780            5.55%
    2004 ................................         13,740,148            3.76
    2005 ................................          5,250,000            4.22
    2006 ................................            700,000            6.28
    2007 ................................          3,410,000            5.38
    Thereafter ..........................         19,609,395            4.73
                                                ------------
        Total FHLB advances .............       $ 52,414,323            4.64
                                                ============

                                                          June 30, 2001
                                                --------------------------------
                                                                     Weighted
                                                                     Average
                                                                   Interest Rate
                                                 Amount Due         at Year-End
                                                --------------------------------
Maturity:
  Year ending June 30:
    2002 ................................       $  1,995,266            6.97%
    2003 ................................          7,894,786            6.35
    2004 ................................          1,815,009            5.90
    2005 ................................            750,000            5.90
    2006 ................................            700,000            6.28
    Thereafter ..........................         16,557,698            5.12
                                                ------------
        Total FHLB advances                     $ 29,712,759            5.67
                                                ============

Advances are collateralized by securities, with a carrying value of $2,109,106 at December 31, 2002. There were no securities pledged on FHLB advances at June 30, 2002 and 2001. Advances as of December 31, 2002 and June 30, 2002 and 2001 are also collateralized by 1-to-4 unit residential, home equity 2nd mortgages, commercial real estate, home equity lines of credit, and business loans equal to 135%, 175%, 175%, 200%, and 250%, respectively, of total outstanding notes.

Note 9.  Other Borrowings

As of December 31, 2002 and June 30, 2002, the Company has a $10,000,000 revolving credit note, which is secured by all the outstanding stock of Quad City Bank & Trust. The note, which matures July 1, 2004, has a balance outstanding of $5,000,000 as of both December 31, 2002 and June 30, 2002.
Interest is payable quarterly at the adjusted LIBOR rates as defined in the credit note agreement. As of December 31, 2002 and June 30, 2002, the interest rate was 3.8% and 4.1%, respectively. As of June 30, 2001, the Company had a revolving credit note for $3,000,000, which was secured by all the outstanding stock of Quad City Bank & Trust. There was no outstanding balance on this note as of June 30, 2001.

The revolving credit note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios.

Unused lines of credit of the subsidiary banks are summarized as follows:

                                                                June 30,
                                         December 31,  -------------------------
                                             2002          2002          2001
                                         ---------------------------------------

Secured ..............................   $ 4,000,000   $ 4,000,000   $ 8,000,000
Unsecured ............................    34,000,000    32,000,000    23,000,000
                                         ---------------------------------------
                                         $38,000,000   $36,000,000   $31,000,000
                                         =======================================

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

The debentures are included on the balance sheets as liabilities; however, for regulatory purposes, approximately $11,480,000, $10,900,000, and $8,000,000 of the capital securities are allowed in the calculation of Tier I capital as of December 31, 2002 and June 30, 2002 and 2001, respectively, with the remainder allowed as Tier II capital.

The capital securities are traded on the American Stock Exchange under the symbol "CQP.PR.A".

Note 11. Sale of Merchant Credit Card Portfolio

On October 22, 2002, the Company announced Bancard's sale of its ISO-related merchant credit card operations to iPayment, Inc. for the price of $3,500,000. After contractual compensation and severance payments, transaction expenses, and income taxes, the transaction resulted in a gain of approximately $1,300,000 or $0.47 per share. Also included in the sale were all of the merchant credit card processing relationships owned by Allied. Bancard will continue to provide credit card processing for its local merchants and cardholders of the subsidiary banks and agent banks. It is anticipated that the Company's termination of ISO-related merchant credit card processing will reduce Bancard's future earnings. However, the Company believes that Bancard can be profitable with its narrowed business focus of continuing to provide credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks.

Note 12. Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the six months ended December 31, 2002 and the years ended June 30, 2002, 2001, and 2000:

                    Six Months                       Ended
                      Ended                   Year Ended June 30,
                    December 31,    --------------------------------------------
                        2002           2002            2001           2000
                    -----------------------------------------------------------

Current ........    $ 2,086,103     $ 1,948,841     $ 1,522,895     $ 2,079,186
Deferred .......       (403,312)       (634,045)       (362,995)       (398,971)
                    ----------------------------------------------------------
                    $ 1,682,791     $ 1,314,796     $ 1,159,900     $ 1,680,215
                    ===========================================================

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the six months ended December 31, 2002 and the years ended June 30, 2002, 2001, and 2000:

                             Six Months Ended
                                December 31,                                 Year Ended June 30,
                          ---------------------    -------------------------------------------------------------------
                               2002                    2002                     2001                     2000
                          ---------------------    ------------------------ ------------------------------------------
                                          % of                    % of                    % of                   % of
                                         Pretax                  Pretax                  Pretax                 Pretax
                             Amount      Income      Amount      Income      Amount      Income      Amount     Income
                          --------------------------------------------------------------------------------------------
Computed "expected"
  tax expense .........   $ 1,707,767     35.0%   $ 1,497,037     35.0%   $ 1,244,471     35.0%   $ 1,549,010    35.0%
Effect of graduated
  tax rates ...........       (48,793)    (1.0)       (42,772)    (1.0)       (35,556)    (1.0)       (44,257)   (1.0)
Tax exempt income, net       (105,270)    (2.2)      (196,870)    (4.6)      (147,396)    (4.1)      (132,769)   (3.0)
State income taxes, net
  of federal benefit ..       161,761      3.3        166,812      3.9        132,546      3.7        172,445     3.9
Other .................       (32,674)    (0.6)      (109,411)    (2.6)       (34,165)    (1.0)       135,786     3.1
                          --------------------------------------------------------------------------------------------
                          $ 1,682,791     34.5%   $ 1,314,796     30.7%   $ 1,159,900     32.6%   $ 1,680,215    38.0%
                          ============================================================================================

The net deferred tax assets included with other assets on the balance sheet consisted of the following as of December 31, 2002 and June 30, 2002 and 2001:

                                                                              June 30,
                                                         December 31,  ----------------------
                                                             2002         2002        2001
                                                         ------------------------------------
Deferred tax assets:
  Compensation ........................................   $  628,825   $  383,129   $  180,863
  Loan and credit card losses .........................    2,481,400    2,281,753    1,701,189
  Other ...............................................       66,978       62,406       65,651
                                                          ------------------------------------
                                                           3,177,203    2,727,288    1,947,703
                                                          ------------------------------------

Deferred tax liabilities:
  Net unrealized gains on securities available for sale    1,290,725      776,456      319,122
  Premises and equipment ..............................      609,785      566,993      469,893
  Other ...............................................      139,689      135,878       87,438
                                                          ------------------------------------
                                                           2,040,199    1,479,327      876,453
                                                          ------------------------------------
Net deferred tax asset ................................   $1,137,004   $1,247,961   $1,071,250
                                                          ====================================

The change in deferred income taxes was reflected in the financial statements as follows for the six months ended December 31, 2002 and the years ended June 30, 2002, 2001, and 2000:

                                        Six Months
                                          Ended              Year Ended June 30,
                                        December 31,   -----------------------------------
                                            2002          2002         2001         2000
                                        --------------------------------------------------
Provision for income taxes ............   $(403,312)   $(634,045)   $(362,995)   $(398,971)
Statement of stockholders' equity-
  accumulated other comprehensive
  income, unrealized gains (losses)
  on securities available for sale, net     514,269      457,334      892,060     (400,896)
                                          ------------------------------------------------
                                          $ 110,957    $(176,711)   $ 529,065    $(799,867)
                                          ================================================

Note 13. Employee Benefit Plans

The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee's compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. Company contributions for the six months ended December 31, 2002 and the years ended June 30, 2002, 2001, and 2000 were as follows:

                                   Six Months
                                     Ended            Year Ended June 30,
                                   December 31, --------------------------------
                                      2002        2002       2001         2000
                                    --------------------------------------------

Matching contribution ..........    $179,930    $318,457    $240,960    $155,237
Discretionary contribution .....      60,500      49,000      41,500      50,000
                                    --------------------------------------------
                                    $240,430    $367,457    $282,460    $205,237
                                    ============================================

The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company's matching contribution differs by officer and is a maximum of between $10,000 and $20,000 annually. Interest is computed at The Wall Street Journal prime rate and also differs by officer, with a minimum of 6% and a maximum of 12%. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. During the six months ended December 31, 2002 and the years ended June 30, 2002, 2001, and 2000 the Company expensed $41,041, $67,273, $27,791, and $41,860, respectively, related to the agreements. As of December 31, 2002 and June 30, 2002 and 2001 the liability related to the agreements totals $320,965, $253,923, and $139,651, respectively.

Note 14.  Stock Based Compensation

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

A summary of the stock option plans as of December 31, 2002 and June 30, 2002, 2001, and 2000 and changes during the six months ended and years ended on those dates is presented below:

                                                                              June 30,
                            December 31,         --------------------------------------------------------------------
                               2002                    2002                     2001                  2000
                          -------------------------------------------------------------------------------------------
                                    Weighted              Weighted                 Weighted                 Weighted
                                    Average               Average                  Average                 Average
                                    Exercise              Exercise                 Exercise                 Exercise
                          Shares     Price       Shares    Price       Shares       Price       Shares      Price
                          ------------------------------------------------------------------------------------------
Outstanding, beginning    228,038    $ 10.89    236,437    $ 10.22     189,005    $ 10.24      190,171      $  9.36
  Granted ............        700      14.95     18,325      14.50      50,200      10.52       25,900        14.83
  Exercised ..........    (24,270)      6.79    (23,375)      6.72        (150)      6.17      (26,060)        6.69
  Forfeited ..........     (4,193)     14.80     (3,349)     13.00      (2,618)     17.10       (1,006)       17.80
                          -----------------------------------------------------------------------------------------
Outstanding, ending ..    200,275      11.34    228,038      10.89     236,437      10.22      189,005        10.24
                          =========================================================================================

Exercisable, ending ..    128,414               139,090                153,390                 138,834

Weighted average fair
  value per option of
  options granted
  during the period ..               $ 6.10                $ 6.93                 $ 5.17                    $  7.68

A further summary of options outstanding as of December 31, 2002 is presented below:

                                Options Outstanding
                       -------------------------------------
                                                                    Options Exercisable
                                       Weighted                   -----------------------
                                        Average     Weighted                     Weighted
                                       Remaining     Average                      Average
    Range of              Number      Contractual   Exercise        Number       Exercise
 Exercise Prices       Outstanding        Life        Price       Exercisable      Price
-----------------------------------------------------------------------------------------
$6.00 to $6.83            63,080          2.11        $ 6.66        63,080        $ 6.66
$7.83 to $8.83             8,385          3.43          8.75         8,385          8.75
$10.00 to $13.25          58,190          8.43         10.91        14,770         11.31
$13.33 to $13.67          21,215          4.50         13.67        21,215         13.67
$14.08 to $16.13          29,970          8.65         15.35         6,090         15.87
$17.75 to $21.33          19,435          6.01         20.25        14,874         20.43
                         -------                                    -------
                         200,275                                    128,414
                         =======                                    =======

Stock appreciation rights:

Additionally, the Stock Incentive Plan allows the granting of stock appreciation rights (SARs). SARs are rights entitling the grantee to receive cash having a fair market value equal to the appreciation in the market value of a stated number of shares from the date of grant. Like options, the number and exercise price of SARs granted is determined by the Committee. The SARs will vest 20% per year, and the term of the SARs may not exceed 10 years from the date of the grant. As of December 31, 2002 and June 30, 2002, 2001, and 2000 there were 90,450, 90,850, 90,850, and 52,050 SARs, respectively, outstanding, with 48,820,
48,820, 28,200, and 17,490, respectively, exercisable.

Stock purchase plan:

The Company's Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the "Purchase Plan"). As of January 1, 2003 there are 100,000 shares of Common Stock available for issuance under the Purchase Plan. For each Offering Period, the Board of Directors will determine how many of the total number of available shares will be offered. For the Offering Period beginning January 1, 2003 and ending June 30, 2003, 15,000 shares are being offered. The purchase price is the lesser of 90% of the fair market value at the date of the grant or the Investment Date. The Investment Date, as established by the Board of Directors of the Company, is the date Common Stock is purchased after the end of each calendar quarter during an Offering Period.

Note 15.  Regulatory Capital Requirements and Restrictions on Dividends

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and June 30, 2002 and 2001, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Banks' categories. The Company and the Banks' actual capital amounts and ratios as of December 31, 2002 and June 30, 2002 and 2001 are also presented in the table.

                                                                                                         To Be Well
                                                                                                       Capitalized Under
                                                                                 For Capital           Prompt Corrective
                                                           Actual             Adequacy Purposes        Action Provisions
                                                   -----------------------------------------------------------------------
                                                   Amount          Ratio     Amount        Ratio      Amount       Ratio
                                                   -----------------------------------------------------------------------
As of December 31, 2002:
  Company:
   Total risk-based capital ................       $52,482         10.9%     $38,534       > 8.0%     N/A            N/A
   Tier 1 risk-based capital ...............        45,922          9.5       19,267       > 4.0      N/A            N/A
   Leverage ratio ..........................        45,922          7.8       23,582       > 4.0      N/A            N/A
  Quad City Bank & Trust:
    Total risk-based capital ...............       $41,401         10.3%     $32,155       > 8.0%    $40,193 >      10.0%
    Tier 1 risk-based capital ..............        36,368          9.1       16,077       > 4.0      24,116 >       6.0
    Leverage ratio .........................        36,368          7.1       20,364       > 4.0      25,454 >       5.0
  Cedar Rapids Bank & Trust (A):
    Total risk-based capital ...............       $10,248         14.0%     $ 5,846       > 8.0%    $ 7,308 >      10.0%
    Tier 1 risk-based capital ..............         9,332         12.8        2,923       > 4.0       4,385 >       6.0
    Leverage ratio .........................         9,332         11.0        3,396       > 4.0       4,245 >       5.0

As of June 30, 2002:
  Company:
    Total risk-based capital ...............       $48,688         11.3%     $34,373       > 8.0%     N/A             N/A
    Tier 1 risk-based capital ..............        42,153          9.8       17,187       > 4.0      N/A             N/A
    Leverage ratio .........................        42,153          8.3       20,432       > 4.0      N/A             N/A
  Quad City Bank & Trust:
    Total risk-based capital ...............       $37,546         10.0%     $29,951       > 8.0%    $37,439 >      10.0%
    Tier 1 risk-based capital ..............        32,857          8.8       14,975       > 4.0      22,463 >       6.0
    Leverage ratio .........................        32,857          7.4       17,721       > 4.0      22,151 >       5.0
  Cedar Rapids Bank & Trust (A):
    Total risk-based capital ...............       $10,230         20.6%     $ 3,973       > 8.0%    $ 4,966 >      10.0%
    Tier 1 risk-based capital ..............         9,608         19.4        1,986       > 4.0       2,980 >       6.0
    Leverage ratio .........................         9,608         16.3        2,358       > 4.0       2,947 >       5.0

As of June 30, 2001:
  Company:
    Total risk-based capital ...............       $39,351         12.2%     $25,863       > 8.0%     N/A             N/A
    Tier 1 risk-based capital ..............        31,228          9.7       12,932       > 4.0      N/A             N/A
    Leverage ratio .........................        31,228          7.8       16,044       > 4.0      N/A             N/A
  Quad City Bank & Trust:
    Total risk-based capital ...............       $32,506         10.2%     $25,464       > 8.0%    $31,830 >      10.0%
    Tier 1 risk-based capital ..............        28,524          9.0       12,732       > 4.0      19,098 >       6.0
    Leverage ratio .........................        28,524          7.3       15,693       > 4.0      19,616 >       5.0

(A) As a denovo bank, Cedar Rapids Bank & Trust may not, without the prior consent of the Federal Reserve Bank, pay dividends until after the first three years of operations and two consecutive satisfactory CAMELS ratings. In addition, the Bank is required to maintain a tangible Tier I leverage ratio of at least 9% throughout its first three years of operations.

Federal Reserve Bank policy provides that a bank holding company should not pay dividends unless (i) the dividends can be fully funded out of net income from the company's net earnings over the prior year and (ii) the prospective rate of earnings retention appears consistent with the company's (and its subsidiaries') capital needs, asset quality, and overall financial condition.

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

Note 16. Earnings Per Common Share

The following information was used in the computation of basic and diluted earnings per common share for the six months ended December 31, 2002 and the years ended June 30, 2002, 2001, and 2000:

                                                Six Months
                                                  Ended            Year Ended June 30,
                                               December 31, ------------------------------------
                                                  2002         2002         2001        2000
                                               -------------------------------------------------
Net income .................................   $3,196,544   $2,962,453   $2,395,732   $2,745,527
                                               =================================================

Weighted average common shares outstanding .    2,752,739    2,685,996    2,268,465    2,309,453
Weighted average common shares issuable upon
exercise of stock options ..................       66,677       57,809       45,869       76,387
                                               -------------------------------------------------
Weighted average common and common
equivalent shares outstanding ..............    2,819,416    2,743,805    2,314,334    2,385,840
                                               =================================================

Note 17. Commitments and Contingencies

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

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitments. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount. If the commitment is funded the Banks would be entitled to seek recovery from the customer. At December 31, 2002 and June 30, 2002 and 2001 no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

As of December 31, 2002 and June 30, 2002 and 2001, commitments to extend credit aggregated $165,163,000, $153,487,000, and $91,893,000, respectively. As of
December 31, 2002 and June 30, 2002 and 2001, standby letters of credit aggregated $4,914,000, $3,984,000, and $1,686,000, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $23,691,004, $8,498,345, and $5,823,820 at December 31, 2002 and June 30, 2002 and 2001. These amounts are included in loans held for sale at the respective balance sheet dates.

Bancard is subject to the risk of chargebacks from cardholders and the merchant being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant.

The Company also has a guarantee to MasterCard International Incorporated, which is backed up by a performance bond in the amount of $1,000,000. As of December 31, 2002 there were no significant pending liabilities.

Aside from cash on-hand and in-vault, the majority of the Company's cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by $25,256,262, $13,379,699, and $15,146,866 as of December 31, 2002 and June
30, 2002 and 2001, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

A significant portion of residential mortgage loans sold to investors in the secondary market are sold with recourse. Specifically, certain loan sales agreements provide that if the borrower becomes delinquent a number of payments or a number of days, within six months to one year of the sale, the Banks must repurchase the loan from the subject investor. The Banks did not repurchase any loans from secondary market investors under the terms of these loan sales agreements during the six months ended December 31, 2002, or the years ended June 30, 2002, 2001, or 2000. In the opinion of management, the risk of recourse to the Banks is not significant and, accordingly, no liability has been established related to such.

Note 18.  Quarterly Results of Operations (Unaudited)

                                                          Six Months Ended
                                                          December 31, 2002
                                                    ----------------------------
                                                    September          December
                                                       2002              2002
                                                    ----------------------------

Total interest income ......................        $7,875,657        $8,244,016
Total interest expense .....................         3,188,761         3,294,502
                                                    ----------------------------
        Net interest income ................         4,686,896         4,949,514
Provision for loan losses ..................           636,800         1,546,945
Noninterest income .........................         2,469,074         6,370,647
Noninterest expenses .......................         4,771,406         6,641,645
                                                    ----------------------------
        Net income before
        income taxes .......................         1,747,764         3,131,571
Federal and state income taxes .............           588,459         1,094,332
                                                    ----------------------------
        Net income .........................        $1,159,305        $2,037,239
                                                    ============================

Earnings per common share:
  Basic ....................................        $     0.42        $     0.74
  Diluted ..................................              0.41              0.72

                                           Year Ended June 30, 2002
                               -------------------------------------------------
                               September     December      March         June
                                  2001         2001         2002         2002
                               -------------------------------------------------

Total interest income .......  $6,950,044   $6,895,756   $7,081,985   $7,592,352
Total interest expense ......   3,520,220    3,113,305    3,129,885    3,106,744
                               -------------------------------------------------
        Net interest income .   3,429,824    3,782,451    3,952,100    4,485,608
Provision for loan losses ...     408,490      631,375      497,500      727,600
Noninterest income ..........   1,847,654    2,192,586    1,828,673    2,045,746
Noninterest expenses ........   3,925,786    4,319,128    4,395,187    4,382,327
                                 -----------------------------------------------
        Net income before
        income taxes ........     943,202    1,024,534      888,086    1,421,427
Federal and state income
  taxes .....................     294,965      335,161      274,003      410,667
                               -------------------------------------------------
        Net income ..........  $  648,237   $  689,373   $  614,083   $1,010,760
                               =================================================

Earnings per common share:
  Basic .....................  $     0.26   $     0.25   $     0.22   $     0.37
  Diluted ...................        0.26         0.24         0.22         0.36

                                            Year Ended June 30, 2001
                                ------------------------------------------------
                                September    December       March        June
                                   2000        2000         2001         2001
                               -------------------------------------------------

Total interest income .......  $6,978,039   $7,264,701   $7,279,539   $7,021,657
Total interest expense ......   4,119,175    4,323,023    4,313,369    3,856,182
                               -------------------------------------------------
        Net interest income .   2,858,864    2,941,678    2,966,170    3,165,475
Provision for loan losses ...     176,075      343,800      148,374      221,421
Noninterest income ..........   1,372,085    1,415,496    1,632,061    1,893,426
Noninterest expenses ........   3,077,638    3,466,171    3,471,466    3,784,678
                               -------------------------------------------------
        Net income before
        income taxes ........     977,236      547,203      978,391    1,052,802
Federal and state income
  taxes .....................     316,987      203,258      355,520      284,135
                               -------------------------------------------------
        Net income ..........  $  660,249   $  343,945   $  622,871   $  768,667
                               =================================================

Earnings per common share:
  Basic .....................  $     0.29   $     0.15   $     0.28   $     0.34
  Diluted ...................        0.28         0.15         0.27         0.34

                                           Year Ended June 30, 2000
                                ------------------------------------------------
                                September    December      March         June
                                  1999         1999         2000         2000
                               -------------------------------------------------

Total interest income ........ $5,800,637   $5,935,251   $5,952,519   $6,390,791
Total interest expense .......  3,102,826    3,329,541    3,299,703    3,556,523
                               -------------------------------------------------
        Net interest income ..  2,697,811    2,605,710    2,652,816    2,834,268
Provision for loan losses ....    274,700      296,800       85,600      394,718
Noninterest income ...........  1,372,113    1,623,759    1,624,409    1,534,135
Noninterest expenses .........  2,773,541    2,727,889    2,960,061    3,005,970
                               ------------------------------------------------
        Net income before
        income taxes .........  1,021,683    1,204,780    1,231,564      967,715
Federal and state income
  taxes ......................    389,035      461,860      471,890      357,430
                               -------------------------------------------------
        Net income ........... $  632,648   $  742,920   $  759,674   $  610,285
                               =================================================

Earnings per common share:
  Basic ...................... $     0.28   $     0.32   $     0.33   $     0.26
  Diluted ....................       0.26         0.31         0.32         0.26


Note 19.Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):


                            Condensed Balance Sheets

                                                                                  June 30,
                                                         December 31,    ----------------------------
ASSETS                                                       2002            2002            2001
-----------------------------------------------------------------------------------------------------
Cash and due from banks ..............................   $    493,677    $    607,477    $    723,209
Securities available for sale, at fair value .........      1,479,421       1,261,449       1,419,536
Investment in Quad City Bank & Trust Company .........     38,247,616      33,998,168      28,986,909
Investment in Cedar Rapids Bank & Trust Company ......      9,551,420       9,683,719              --
Investment in Quad City Bancard, Inc. ................      2,444,989       2,435,057       3,296,760
Investment in QCR Holdings Capital Trust I ...........        390,432         390,432         390,432
Net loans receivable .................................         21,007          20,952         145,106
Other assets .........................................      1,952,467       2,119,031       1,517,166
                                                         --------------------------------------------
        Total assets .................................   $ 54,581,029    $ 50,516,285    $ 36,479,118
                                                         ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------
Liabilities:
  COMR preferred securities of subsidiary trust ......   $ 12,000,000    $ 12,000,000    $ 12,000,000
  Other borrowings ...................................      5,000,000       5,000,000              --
  Other liabilities ..................................        994,427         938,682         661,658
                                                         --------------------------------------------
        Total liabilities ............................     17,994,427      17,938,682      12,661,658
                                                         --------------------------------------------

Stockholders' Equity:
  Common stock .......................................      2,823,061       2,809,593       2,325,566
  Additional paid-in capital .........................     16,761,423      16,684,605      12,148,759
  Retained earnings ..................................     15,712,600      12,654,202       9,691,749
  Accumulated other comprehensive income .............      2,144,054       1,283,739         505,922
  Less cost of common shares acquired for the treasury       (854,536)       (854,536)       (854,536)
                                                         --------------------------------------------
        Total stockholders' equity ...................     36,586,602      32,577,603      23,817,460
                                                         --------------------------------------------
        Total liabilities and stockholders' equity ...   $ 54,581,029    $ 50,516,285    $ 36,479,118
                                                         ============================================

                         Condensed Statements of Income

                                             Six Months
                                               Ended                            Year Ended June 30,
                                            December 31,   -----------------------------------------
                                                2002            2002          2001          2000
                                            --------------------------------------------------------
Total interest income ...................   $    42,939    $   102,458    $   170,319    $   197,387
Investment securities gains (losses), net            --          6,433        (25,753)        21,983
Equity in net (loss) of Cedar Rapids
  Bank & Trust Company ..................      (275,095)      (892,383)            --             --
Equity in net income of Quad City
  Bank & Trust Company ..................     2,510,614      5,133,113      3,471,422      2,808,058
Equity in net income of Quad City
  Bancard, Inc. .........................     1,580,932        111,057        184,234        596,224
Equity in net income of QCR
Holdings Capital Trust I ................            --             --             --         10,432
Other ...................................       171,822         70,067         (7,745)       233,927
                                            --------------------------------------------------------
        Total income ....................     4,031,212      4,530,745      3,792,477      3,868,011
                                            --------------------------------------------------------

Interest expense ........................       666,398      1,334,921      1,134,541      1,137,402
Other ...................................       507,025      1,028,905        958,504        583,282
                                            --------------------------------------------------------
        Total expenses ..................     1,173,423      2,363,826      2,093,045      1,720,684
                                            --------------------------------------------------------

        Income before income tax benefit      2,857,789      2,166,919      1,699,432      2,147,327

Income tax benefit ......................       338,755        795,534        696,300        598,200
                                            --------------------------------------------------------
        Net income ......................   $ 3,196,544    $ 2,962,453    $ 2,395,732    $ 2,745,527
                                            ========================================================

                       Condensed Statements of Cash Flows

                                                           Six Months
                                                             Ended                      Year Ended June 30,
                                                          December 31,    ---------------------------------------------
                                                             2002              2002            2001             2000
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income ..........................................   $  3,196,544    $  2,962,453    $  2,395,732    $  2,745,527
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Distributions in excess of (less than) earnings of:
      Quad City Bank & Trust Company ..................     (2,510,614)     (4,333,113)     (3,471,422)     (2,808,058)
      Cedar Rapids Bank & Trust Company ...............        275,095         892,383              --              --
      Quad City Bancard, Inc. .........................         (9,932)        861,703         132,266        (596,224)
      QCR Holdings Capital Trust I ....................             --              --              --         (10,432)
    Depreciation ......................................            795             252           1,121           2,123
    Provision for loan losses .........................            (55)         (1,835)         (3,790)          6,000
    Investment securities (gains) losses, net .........             --          (6,433)         25,753         (21,983)
    Tax benefit of nonqualified stock options exercised         87,922          60,332              --          81,178
    (Increase) decrease in accrued interest receivable         (10,048)          4,016          (2,802)        (20,140)
    (Increase) decrease in other assets ...............        187,941        (608,624)        317,712         130,943
    Increase (decrease) in other liabilities ..........        (82,401)        277,024         457,834        (137,454)
                                                          ------------------------------------------------------------
        Net cash provided by (used in)
        operating activities ..........................      1,135,247         108,158        (147,596)       (628,520)
                                                          ------------------------------------------------------------

Cash Flows from Investing Activities:
  Purchase of securities available for sale ...........       (251,411)        (18,205)       (269,279)     (1,228,400)
  Proceeds from sale of securities available for sale .             --         101,285          99,247         250,426
  Proceeds from calls and maturities of securities ....             --         107,500              --              --
  Capital infusion, Cedar Rapids Bank &
    Trust Company .....................................             --     (10,500,000)             --              --
  Capital infusion, Quad City Bank & Trust Company ....     (1,000,000)             --              --              --
  Capital infusion, Quad City Bancard, Inc. ...........             --              --        (900,000)       (500,000)
  Net loans (originated) repaid .......................             --         125,989         391,127        (538,443)
                                                          ------------------------------------------------------------
        Net cash (used in) investing activities .......     (1,251,411)    (10,183,431)       (678,905)     (2,016,417)
                                                          ------------------------------------------------------------

Cash Flows from Financing Activities:
  Proceeds from other borrowings ......................             --       5,000,000              --              --
  Purchase of treasury stock ..........................             --              --        (255,056)       (599,480)
  Proceeds from issuance of common stock, net .........          2,364       4,959,541             925         136,891
                                                          ------------------------------------------------------------
        Net cash provided by (used in) financing
        activities ....................................          2,364       9,959,541        (254,131)       (462,589)
                                                          ------------------------------------------------------------

        Net (decrease) in cash and due from banks .....       (113,800)       (115,732)     (1,080,632)     (3,107,526)

Cash and due from banks:
  Beginning ...........................................        607,477         723,209       1,803,841       4,911,367
                                                          ------------------------------------------------------------
  Ending ..............................................   $    493,677    $    607,477    $    723,209    $  1,803,841
                                                          ============================================================

Note 20.  Fair Value of Financial Instruments

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments for which it is practicable to estimate that value. When quoted market prices are not available, fair values are based on estimates using present value or other techniques. Those techniques are significantly affected by the assumptions used, including the discounted rates and estimates of future cash flows. In this regard, fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate settlement. Some financial instruments and all nonfinancial instruments are excluded from the disclosures. The aggregate fair value amounts presented do not represent the underlying value of the Company.

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

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2002 and June 30, 2002 and 2001 are presented as follows:

                                                                                           June 30,
                                                                  ---------------------------------------------------------
                                        December 31, 2002                    2002                          2001
                                    ---------------------------   ---------------------------   ---------------------------
                                      Carrying      Estimated       Carrying      Estimated       Carrying      Estimated
                                        Value       Fair Value        Value       Fair Value        Value       Fair Value
                                    ---------------------------------------------------------------------------------------
Cash and due from banks .........   $ 34,073,932   $ 34,073,932   $ 26,207,676   $ 26,207,676   $ 20,217,219   $ 20,217,219
Federal funds sold ..............     14,395,000     14,395,000        760,000        760,000      7,775,000      7,775,000
Certificates of deposit at
  financial institutions ........      5,400,213      5,400,213      7,272,213      7,272,213     10,512,585     10,512,585
Investment securities:
Held to maturity ................        425,332        451,121        425,440        437,116        575,559        583,411
Available for sale ..............     81,228,749     81,228,749     75,805,678     75,805,678     56,134,521     56,134,521
Loans receivable, net ...........    442,856,783    451,842,783    384,482,360    388,248,360    283,616,584    289,206,000
Accrued interest receivable .....      3,221,246      3,221,246      3,125,992      3,125,992      2,863,178      2,863,178
Deposits ........................    434,747,623    437,275,623    376,317,309    378,049,309    302,155,224    302,813,000
Short-term borrowings ...........     32,862,446     32,862,446     34,628,709     34,628,709     28,342,542     28,342,542
Federal Home Loan Bank
  advances ......................     74,988,320     75,210,320     52,414,323     52,543,323     29,712,759     29,977,000
Other borrowings ................      5,000,000      5,000,000      5,000,000      5,000,000             --             --
Company obligated mandatorily
  redeemable preferred securities
  of subsidiary trust holding
  solely subordinated debentures      12,000,000     12,049,741     12,000,000     12,464,746     12,000,000     12,206,596
Accrued interest payable ........      1,804,021      1,804,021      1,858,414      1,858,414      2,394,489      2,394,489

Note 21.  Business Segment Information

Selected financial information on the Company's business segments is presented as follows for the six months ended December 31, 2002 and the years ended June 30, 2002, 2001, and 2000:

                           Six Months
                              Ended                       Year Ended June 30,
                           December 31,    -----------------------------------------------
                               2002             2002             2001            2000
                          ----------------------------------------------------------------
Commercial banking:
  Revenue .............   $  18,860,169    $  31,834,976    $  30,786,066    $  25,563,964
  Net income ..........       1,893,051        3,151,538        2,599,978        2,446,654
  Assets ..............     597,370,496      512,831,887      394,223,857      361,927,225
  Depreciation ........         483,920          888,186          724,330          584,872
  Capital expenditures          494,914        1,453,335        1,702,763          751,653

Credit card processing:
  Revenue .............       4,841,477        2,263,866        1,883,540        2,520,136
  Net income ..........       1,703,340          343,552          220,890          674,800
  Assets ..............       3,759,355        3,061,251        3,672,002        1,998,280
  Depreciation ........          12,745           35,309           42,859           46,423
  Capital expenditures            9,827           15,270           10,624           43,770

Trust management:
  Revenue .............       1,045,046        2,161,677        2,071,971        1,884,310
  Net income ..........         222,117          540,942          523,670          463,353
  Assets ..............             N/A              N/A              N/A              N/A
  Depreciation ........             N/A              N/A              N/A              N/A
  Capital expenditures              N/A              N/A              N/A              N/A

All other:
  Revenue .............         212,702          174,277          115,427          265,204
  Net (loss) ..........        (621,964)      (1,073,579)        (948,806)        (839,280)
  Assets ..............       3,470,505        2,935,357        3,052,075        3,696,110
  Depreciation ........             795              252            1,121            2,123
  Capital expenditures           10,500            3,020             --               --

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners" in the Proxy Statement, and is incorporated herein by reference, or is presented below.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2002 for
(i) all compensation plans previously approved by the Company's stockholders and
(ii)  all   compensation   plans  not  previously   approved  by  the  Company's
stockholders:


(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights;

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.


                                                     EQUITY COMPENSATION PLAN INFORMATION
------------------------------------------------------------------------------------------------------------------------------------
                                        Number of securities to be
                                          issued upon exercise of       Weighted-average exercise     Number of securities remaining
            Plan category                   outstanding options        price of outstanding options    available for future issuance
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
  by security holders ..............               200,275                     $   11.34                             125,075 (1)
Equity compensation plans
 not approved by security holders .                    --                            --                                  --
                                        --------------------------------------------------------------------------------------------
        Total ......................               200,275                     $   11.34                             125,075 (1)
                                        ============================================================================================

(1) Includes 100,000 shares available under the QCR Holdings, Inc. Employee Stock Purchase Plan, which was approved by stockholders at the Company's annual meeting held on October 23, 2002 and was not effective until January 1, 2003.

Item 13. Certain Relationships and Related Transactions

The information required by this item is set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Transactions with Management" in the Proxy Statement, and is incorporated herein by reference.

Item 14. Controls and Procedures

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

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

         The following exhibits are either filed as a part of this Annual Report on Form 10-K or are incorporated herein by reference:

         Exhibit Number.                    Exhibit Description

               3.1 Certificate of Incorporation of QCR Holdings, Inc., as amended (incorporated herein by reference to Exhibit 3(iii) of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

               3.2 Bylaws of QCR Holdings, Inc. (incorporated herein by reference to Exhibit 3(ii) of Registrant's Quarterly Report on Form 10Q for the quarter ended September 30,
                         2002).

               4.1       Specimen  Stock  Certificate  of  QCR  Holdings,   Inc.
                         (incorporated herein by reference to Exhibit 4.1 of Registrant's Form SB-2, File No. 33-67028).

               10.1 Employment Agreement between QCR Holdings, Inc., Quad City Bank and Trust Company and Michael A. Bauer dated July 1, 2000 (incorporated herein by reference to Exhibit 10.1 of Registrant's Annual Report or Form 10-K for the year ended June 30, 2000).

               10.2 Employment Agreement between QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated July 1, 2000 (incorporated herein by reference to Exhibit 10.2 of Registrant's Annual Report on Form 10-K for the year ended June 30, 2000). Exhibit Number. Exhibit Description

               10.3 Executive Deferred Compensation Agreement between Quad City Bank and Trust Company and Michael A. Bauer dated June 28, 2000 (incorporated herein by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the year ended June 30, 2000).

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

               10.7 First Amendment of Lease Agreement dated October 2001, between Cedar Rapids Bank and Trust Company f.k.a. Quad City Bank and Trust Company, and Ryan Companies (incorporated herein by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

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

               10.10 Indenture by and between QCR Holdings, Inc. and First Union Trust Company, National Association, as trustee, dated June 9, 1999 (incorporated herein by reference to
                         Exhibit  4.1  of   Registrant's   Form  S-2,  file  No.
                         33-77889).

               10.11 Purchase and Sale Agreement, dated October, 2002 between Quad City Bancard, Inc., a Delaware corporation, Allied Merchant Services, Inc., an Illinois corporation (collectively referred to as "Seller"), and iPayment, Inc., a Delaware corporation, and Quad City Acquisition Corp., a Delaware corporation, a wholly owned subsidiary of iPayment ("Purchaser") (incorporated herein by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10Q for the quarter ended September 30, 2002).

               10.12 Employment Agreement between QCR Holdings, Inc. and Todd A. Gipple dated January 5, 2000 (exhibit is being filed herewith).

               10.13 Employment Agreement between Quad City Bancard, Inc. and John W. Schricker dated July 1997 (incorporated herein by reference to Exhibit 10.4 of Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1998).

               10.14     QCR  Holdings,   Inc.   Employee  Stock  Purchase  Plan
                         (incorporated herein by reference to Exhibit 5.1 of Registrant's Form S-8, file No. 333-101356).

               10.15     Dividend  Reinvestment  Plan  of  QCR  Holdings,   Inc.
                         (incorporated herein by reference to Exhibit 5.1 of Registrant's Form S-3, File No. 333-102699).

               12.1 Statement re: Computation of Ratios (exhibit is being filed herewith).

               21.1 Subsidiaries of QCR Holdings, Inc. (exhibit is being filed herewith).

               23.1 Consent of Independent Accountant - McGladrey and Pullen LLP (exhibit is being filed herewith).

               99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

               99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (exhibit is being filed herewith).

               99.3 Shareholder letter dated January 2003 discussing earnings for the quarter ended December 31, 2002 and related financial information (exhibit is being filed herewith).

         (b)   Reports on Form 8-K

         The Company filed a current report on Form 8-K with the Securities and Exchange Commission on October 22, 2002 under Item 5, which reported information on the sale of a portion of its merchant credit card business to iPayment, Inc. and the resulting gain in the format of a press release.

         The Company filed a current report on Form 8-K with the Securities and Exchange Commission on October 23, 2002 under Item 5, which reported information related to the Company's declaration of a dividend payable January 3, 2002 and on its earnings for the quarter ended September 30, 2002 in the format of a press release.

         The Company filed a current report on Form 8-K with the Securities and Exchange Commission on February 10, 2003 under Item 5, which reported information related to the Company's earnings for the quarter ended December 31, 2002 in the format of a press release.

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

                                           QCR HOLDINGS, INC.

Dated:  March 26, 2003                     By:    /s/ Douglas M. Hultquist
                                           -------------------------------------
                                           Douglas M. Hultquist
                                           President and Chief Executive Officer



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                   Title                                   Date
----------------------------------------------------------------------------------------------

/s/ Michael A. Bauer                Chairman of the Board of Directors          March 26, 2003
----------------------------
Michael A. Bauer

/s/ Douglas M. Hultquist            President, Chief Executive                  March 26, 2003
----------------------------
Douglas M. Hultquist                and Financial Officer and Director


/s Patrick S. Baird                 Director                                    March 26, 2003
---------------------------
Patrick Baird

/s/ James J. Brownson               Director                                    March 26, 2003
----------------------------
James J. Brownson

/s/ Larry J. Helling                Director                                    March 26, 2003
----------------------------
Larry J. Helling

/s/ John K. Lawson                  Director                                    March 26, 2003
----------------------------
John K. Lawson

/s/ Ronald G. Peterson              Director                                    March 26, 2003
----------------------------
Ronald G. Peterson

/s/ Henry Royer                     Director                                    March 26, 2003
----------------------------
Henry Royer

/s/ John W. Schricker               Director                                    March 26, 2003
----------------------------
John W. Schricker

                            SECTION 302 CERTIFICATION



I, Douglas M. Hultquist, Chief Executive Officer of the Company, certify that:

1.   I have reviewed this annual report on Form 10-K of QCR Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the six-month transition period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003



                                                     /s/  Douglas M. Hultquist
                                                     ---------------------------
                                                     Douglas M. Hultquist
                                                     Chief Executive Officer

                            SECTION 302 CERTIFICATION



I, Todd A. Gipple, Chief Financial Officer of the Company, certify that:

1.   I have reviewed this annual report on Form 10-K of QCR Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the six-month transition period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003



                                                     /s/  Todd A. Gipple
                                                     ---------------------------
                                                     Todd A. Gipple
                                                     Chief Financial Officer

Appendix A

                           SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Iowa Superintendent of Banking (the "Superintendent"), the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Federal Deposit Insurance Corporation (the "FDIC"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the "SEC") and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC insured deposits and depositors of the Banks, rather than shareholders.

The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. As such, the following is qualified in its entirety by reference to applicable law. Any change in statutes, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

The Company

General. The Company, as the sole shareholder of the Banks, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, the Company has neither applied for nor received approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring "control" of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. "Control" is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2002, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

Dividend Payments. The Company's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the "DGCL"), which allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Banks

The Banks are Iowa-chartered banks, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). The Banks are members of the Federal Reserve System ("member banks"). As Iowa-chartered, FDIC-insured member banks, the Banks are subject to the examination, supervision, reporting and enforcement requirements of the Superintendent, as the chartering authority for Iowa banks, and the Federal Reserve, the primary federal regulator of member banks. The FDIC, as administrator of the BIF, also has regulatory authority over the Banks.

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

During the year ended December 31, 2002, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2003, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2002, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Superintendent to fund the operations of the Superintendent. The amount of the assessment is calculated on the basis of the bank's total assets. During the six months ended December 31, 2002, the Banks paid supervisory assessments to the Superintendent totaling $17 thousand.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. The Federal Reserve has established the following minimum capital standards for state-chartered insured member banks, such as the
Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, regulations of the Federal Reserve provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications.
Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well capitalized." Under the regulations of the Federal Reserve, in order to be "well-capitalized" a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

As December 31, 2002: (i) neither of the Banks was subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Banks exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) each of the Banks was "well-capitalized," as defined by Federal Reserve regulations.

Dividend Payments. The primary source of funds for the Company is dividends from the Banks. Under the Iowa Banking Act, Iowa-chartered banks may not pay dividends in excess of their undivided profits. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Banks. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior Federal Reserve approval, however, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank's calendar year-to-date net income plus the bank's retained net income for the two preceding calendar years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2002. As of December 31, 2002, approximately $1.2 million would have been available to be paid as dividends by the Banks. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Banks if the FDIC determines such payment would constitute an unsafe or unsound practice.

Insider Transactions. The Banks are subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Banks. Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their respective directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Banks maintain correspondent relationships.

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

Branching Authority. Until 2001, an Iowa-chartered bank could only establish a branch office within the boundaries of the counties contiguous to, or cornering upon, the county in which the principal place of business of the bank was located. Further, Iowa law prohibited an Iowa bank from establishing new branches in a municipality other than the municipality in which the bank's principal place of business was located, if another bank already operated one or more offices in the municipality in which the branch was to be located. In 2001, the Iowa Banking Act was amended to allow Iowa-chartered banks to establish up to three branches at any location in Iowa, subject to regulatory approval, in addition to any branches established under the branching rules described above. Beginning July 1, 2004, Iowa-chartered banks will be permitted to establish any number of branches at any location in Iowa, subject to regulatory approval.

State and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law. Iowa law permits interstate mergers subject to certain conditions, including a condition requiring an Iowa bank involved in an interstate merger to have been in existence and continuous operation for more than five years. In 1997, the Company formed a de novo Illinois bank that was merged into the Quad City Bank and Trust Company, resulting in the Quad City Bank and Trust Company establishing a branch office in Illinois. Under Illinois law, the Quad City Bank and Trust Company may continue to establish offices in Illinois to the same extent permitted for an Illinois bank (subject to certain conditions, including certain regulatory notice requirements).

State Bank Investments and Activities. The Banks generally are permitted to make investments and engage in activities directly or through subsidiaries as authorized by Iowa law. However, under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Banks.

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.1 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.1 million, the reserve requirement is $1.083 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Banks are in compliance with the foregoing requirements.

Appendix B

                               GUIDE 3 INFORMATION

The Following tables and schedules show selected comparative financial information required by the Securities and Exchange Commission Securities Act Guide 3, regarding the business of QCR Holdings, Inc. ("the Company") for the periods shown.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential. A and B. Consolidated Average Balance Sheets and Analysis of Net Interest Earnings.

                                                     Six months Ended December 31,
                                    -----------------------------------------------------------------
                                               2002                                2001
                                    -------------------------------     -----------------------------
                                                Interest    Average               Interest    Average
                                    Average      Earned    Yield or     Average    Earned    Yield or
                                    Balance     or Paid    Cost (3)     Balance    or Paid   Cost (3)
                                    -------------------------------     ------------------------------
ASSETS Interest earnings assets:
Federal funds sold ..............   $ 10,593    $     74     1.40%      $  8,277   $    137     3.31%
Certificates of deposit at
   other financial institutions .      6,441         203     6.30          9,811        315     6.42
Investment securities (1) .......     82,723       2,058     4.98         63,294      1,780     5.62
Net loans receivable (2) ........    412,560      13,748     6.66        307,683     11,538     7.50
Other interest earning assets ...     17,521         158     1.80          5,746        168     5.85
                                    ------------------------------------------------------------------

   Total interest earning assets     529,837      16,241     6.13        394,811     13,938     7.05

Noninterest-earning assets:
Cash and due from banks .........   $ 23,651                            $ 16,896
Premises and equipment ..........      9,174                               9,033
Other ...........................      4,355                               5,855
                                    --------                            --------

   Total assets .................   $567,017                            $426,595
                                    ========                            ========

LIABILITIES AND
   STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Interest-bearing demand deposits    $129,247         874     1.35%      $100,840      1,084     2.15%
Savings deposits ................     10,880          45     0.83          8,145         57     1.40
Time deposits ...................    189,891       3,233     3.41        155,353      3,596     4.63
Short-term borrowings ...........     35,810         225     1.26         28,651        350     2.44
Federal Home Loan Bank advances .     66,415       1,440     4.34         33,155        896     5.40
COMR ............................     12,000         567     9.45         12,000        567     9.45
Other borrowings ................      5,000         100     4.00          3,125         84     5.38
                                    --------------------                -------------------
   Total interest-bearing
       liabilities ..............    449,243       6,484     2.90        341,269      6,634     3.89

Noninterest-bearing demand ......     70,028                              54,613
Other noninterest-bearing
   liabilities ..................     13,026                               3,016
Total liabilities ...............    532,297                             398,898
Stockholders' equity ............     34,720                              27,697
                                    --------                            --------
   Total liabilities and
       stockholders' equity .....   $567,017                            $426,595
                                    ========                            ========
Net interest income .............               $  9,757                           $  7,304
                                                ========                           ========
Net interest spread .............                            3.23%                              3.16%
                                                             =====                              =====

Net interest margin .............                            3.68%                              3.70%
                                                             =====                              =====
Ratio of average interest earning
   assets to average interest-
   bearing liabilities ..........    117.94%                             115.69%
                                    ========                            ========

(1)  Interest  earned  and  yields  on  nontaxable   investment  securities  are
     determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2) Loan fees are not material and are included in interest income from loans receivable.

(3) Average yields/costs for the six months ended December 31, 2002 and 2001 are annualized.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential. A and B. Consolidated Average Balance Sheets and Analysis of Net Interest Earnings.

                                                           Year Ended June 30,
                                    -----------------------------------------------------------------
                                               2002                                2001
                                    -------------------------------     -----------------------------
                                                Interest    Average               Interest    Average             Interest   Average
                                    Average      Earned    Yield or     Average    Earned    Yield or   Average   Earned    Yield or
                                    Balance     or Paid      Cost       Balance    or Paid     Cost     Balance   Or Paid     Cost
                                    -------------------------------     ------------------------------------------------------------
                                                          (Dollars in Thousands)
ASSETS Interest earnings assets:
Federal funds sold ............... $  8,831    $    258      2.92%      $ 21,404  $  1,267     5.92%    $27,068   $ 1,488      5.50%
Certificates of deposit at
   other financial institutions...    9,233         590      6.39         11,102       702     6.32      11,967       754      6.30
Investment securities (1) ........   68,019       3,789      5.57         57,454     3,477     6.05      56,898     3,539      6.22
Net loans receivable (2) .........  329,578      23,718      7.20        261,404    22,971     8.79     209,311    18,365      8.77
Other interest earning assets ....    8,642         386      4.47         4,915        245     4.98         477        24      5.03
                                   --------------------                 ------------------             ------------------

   Total interest earning assets..  424,303      28,741      6.77        356,279    28,662     8.04     305,721    24,170      7.91

Noninterest-earning assets:
Cash and due from banks .......... $ 18,665                             $ 15,085                       $ 13,699
Premises and equipment ...........    9,308                                8,295                          7,612
Other ............................    8,777                                5,231                          8,822
                                   --------                             --------                       --------

   Total assets .................. $461,053                             $384,890                       $335,854
                                   ========                             ========                       ========
LIABILITIES AND
   STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits . $ 104,021      1,962      1.89%      $ 86,639     2,918     3.37%   $ 81,979     2,709      3.30%
Savings deposits .................     8,597        112      1.30          6,707       132     1.97       6,112       125      2.05
Time deposits ....................   164,542      6,821      4.15        159,822     9,972     6.24     134,245     7,291      5.43
Short-term borrowings ............    27,466        592      2.16         22,477       992     4.41      14,530       665      4.58
Federal Home Loan Bank advances ..    41,310      2,048      4.96         24,324     1,463     6.01      22,048     1,361      6.17
COMR .............................    12,000      1,134      9.45         12,000     1,135     9.46      12,000     1,137      9.48
Other borrowings .................     3,846        201      5.23             --        --       --          --        --        --
                                    -------------------                 ------------------             ------------------
   Total interest-bearing
       liabilities ...............   361,782     12,870      3.56        311,969    16,612     5.32     270,914    13,288      4.90

Noninterest-bearing demand .......    59,715                              45,902                         40,072
Other noninterest-bearing
   liabilities ...................    10,143                               5,133                          5,492
Total liabilities ................   431,640                             363,004                        316,478
Stockholders' equity .............    29,413                              21,886                         19,376
                                    --------                            --------                       --------
   Total liabilities and
       stockholders' equity.......  $461,053                            $384,890                       $335,854
                                    ========                            ========                       ========
Net interest income ..............             $ 15,871                           $ 12,050                        $10,882
                                               ========                           ========                        =======
Net interest spread ..............                           3.22%                             2.72%                           3.00%
                                                             =====                             =====                           =====

Net interest margin ..............                           3.74%                             3.38%                           3.56%
                                                             =====                             =====                           =====

Ratio of average interest earning
   assets to average interest-
   bearing liabilities ...........   117.28%                             114.20%                        112.85%
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

C.  Analysis of Changes of Interest Income/Interest Expense

    For the six months ended December 31, 2002

                                                               Components
                                               Inc./(Dec.)    of Change (1)
                                                 From      -------------------
                                               Prior Year    Rate      Volume
                                               -------------------------------
                                                        2002 vs. 2001
                                               -------------------------------
                                                    (Dollars in Thousands)
INTEREST INCOME

Federal funds sold............................  $   (63)   $  (146)   $    83
Certificates of deposit at other financial
  institutions ...............................     (112)        (6)      (106)
Investment securities (2).....................      278       (521)       799
Net loans receivable (2) (3)..................    2,210     (3,330)     5,540
Other interest earning assets.................     (10)       (350)       340
                                                -----------------------------

          Total change in interest income ....  $ 2,303    $(4,353)   $ 6,656
                                                -----------------------------

INTEREST EXPENSE

Interest-bearing demand deposits..............  $  (210)   $  (814)   $   604
Savings deposits .............................      (12)       (49)        37
Time deposits ................................     (363)    (1,935)     1,572
Short-term borrowings.........................     (125)      (314)       189
Federal Home Loan Bank advances...............      544       (502)     1,046
COMR .........................................       --         --         --
Other borrowings .............................       16        (56)        72
                                                -----------------------------

          Total change in interest expense ...  $  (150)   $(3,670)   $ 3,520
                                                -----------------------------

Total change in net interest income ..........  $ 2,453    $  (683)   $ 3,136
                                                =============================
For the years ended June 30, 2002, 2001 and 2000

                                                               Components
                                               Inc./(Dec.)    of Change (1)
                                                 From      -------------------
                                               Prior Year    Rate      Volume
                                               -------------------------------
                                                        2002 vs. 2001
                                               -------------------------------
                                                    (Dollars in Thousands)
INTEREST INCOME
Federal funds sold........................     $ (1,009)    $ (467)    $ (542)
Certificates of deposit at other financial
  institutions ...........................         (112)         7       (119)
Investment securities (2).................          312       (292)       604
Net loans receivable (2) (3)..............          747     (4,604)     5,351
Other interest earning assets.............          141        (27)       168
                                               ------------------------------

          Total change in interest income      $     79    $(5,383)   $ 5,462
                                               ------------------------------

INTEREST EXPENSE
Interest-bearing demand deposits.........      $   (956)   $(1,461)   $   505
Savings deposits.........................           (20)       (52)        32
Time deposits............................        (3,151)    (3,438)       287
Short-term borrowings....................          (400)      (586)       186
Federal Home Loan Bank advances..........           585       (293)       878
COMR.....................................            (1)        (1)         -
Other borrowings.........................           201          -        201
                                               ------------------------------

          Total change in interest expense     $ (3,742)   $(5,831)   $ 2,089
                                               ------------------------------

Total change in net interest income ......     $  3,821    $   448    $ 3,373
                                               ==============================

                                                               Components
                                               Inc./(Dec.)    of Change (1)
                                                 From      -------------------
                                               Prior Year    Rate      Volume
                                               -------------------------------
                                                        2002 vs. 2001
                                               -------------------------------
                                                    (Dollars in Thousands)

INTEREST INCOME
Federal funds sold........................     $  (221)    $   108    $ (329)
Certificates of deposit at other financial
  institutions............................         (52)          3       (55)
Investment securities (2).................         (62)        (97)       35
Net loans receivable (2) (3)..............       4,606          28     4,578
Other interest earning assets.............         221           -       221
                                               -----------------------------

          Total change in interest income .     $4,492     $    42   $ 4,450
                                                ----------------------------

INTEREST EXPENSE

Interest-bearing demand deposits.........       $  209     $    53   $   156
Savings deposits..........................           7          (5)      12
Time deposits.............................       2,681       1,176    1,505
Short-term borrowings.....................         327         (25)     352
Federal Home Loan Bank advances...........         102         (36)     138
COMR......................................          (2)         (2)       -
Other borrowings..........................           -           -        -
                                                ---------------------------

          Total change in interest income       $3,324     $ 1,161  $ 2,163
                                                ---------------------------

Total change in net interest income ......      $1,168     $(1,119) $ 2,287
                                                ===========================

(1) The column "increase/decrease from prior year" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)  Interest  earned  and  yields  on  nontaxable   investment  securities  are
     determined on a tax equivalent basis using a 34% tax rate in each year presented.

(3) Loan fees are not material and are included in interest income from loans receivable.

II.  Investment Portfolio

A.  Investment Securities

The following tables present the amortized cost and fair value of investment securities as of December 31, 2002, and June 30, 2002, 2001 and 2000.

                                                  Gross       Gross
                                 Amortized      Unrealized  Unrealized     Fair
                                   Cost           Gains      (Losses)      Value
                                 --------------------------------------------------
December 31, 2002
-----------------------------------------------------------------------------------
Securities held to maturity:
Municipal securities .........   $   250,332   $     9,350   $      -     $ 259,682
Other bonds ..................       175,000        16,439          -       191,439
                                 --------------------------------------------------

     Totals ..................   $   425,332   $    25,789   $      -     $ 451,121
                                 ==================================================

Securities available for sale:
U.S. Treasury securities .....   $ 1,016,608   $    19,879   $      -   $ 1,036,487
U.S. agency securities .......    47,534,699     1,701,832     (1,243)   49,235,288
Mortgage-backed securities ...     5,600,989       169,475        (18)    5,770,446
Municipal securities .........    13,941,352       978,262          -    14,919,614
Corporate securities .........     7,691,358       475,136          -     8,166,494
Trust preferred securities ...     1,349,796        93,146    (10,985)    1,431,957
Other securities .............       659,168        19,926    (10,631)      668,463
                                 --------------------------------------------------

     Totals ..................   $ 77,793,970  $ 3,457,656  $ (22,877) $ 81,228,749
                                 ==================================================

June 30, 2002
-----------------------------------------------------------------------------------

Securities held to maturity:
Municipal securities .........   $   250,440   $     7,598  $       -  $    258,038
Other bonds ..................       175,000         4,078          -       179,078
                                 --------------------------------------------------

     Totals ..................   $   425,440   $    11,676  $       -  $    437,116
                                 ==================================================

Securities available for sale:
U.S. Treasury securities .....   $ 1,024,062   $     9,239  $       -  $  1,033,301
U.S. agency securities .......    42,250,426     1,088,265          -    43,338,691
Mortgage-backed securities ...     5,758,421       124,191          -     5,882,612
Municipal securities .........    13,663,785       538,002    (15,213)   14,186,574
Corporate securities .........     9,291,237       190,623     (6,309)    9,475,551
Trust preferred securities ...     1,349,796       111,034    (14,405)    1,446,425
Other securities .............       407,756        39,047     (4,279)      442,524
                                 --------------------------------------------------

     Totals ..................   $73,745,483   $32,100,401  $ (40,206)  $75,805,678
                                 ==================================================

                                                  Gross       Gross
                                 Amortized      Unrealized  Unrealized     Fair
                                   Cost           Gains      (Losses)      Value
                                 --------------------------------------------------
June 30, 2001
-----------------------------------------------------------------------------------
Securities held to maturity:
Municipal securities .........   $   500,559   $     4,638  $       -   $   505,197
Other bonds ..................        75,000         3,214          -        78,214
                                 --------------------------------------------------

     Totals ..................   $   575,559   $     7,852  $       -   $   583,411
                                 ==================================================

Securities available for sale:
U.S. agency securities .......   $31,787,602   $   626,091  $    (104)  $32,413,589
Mortgage-backed securities ...     5,509,433        17,646    (18,797)    5,508,282
Municipal securities .........    11,892,825       144,098    (39,556)   11,997,367
Corporate securities .........     4,577,918        31,014    (13,185)    4,595,747
Trust preferred securities ...     1,148,488        94,897    (14,405)    1,228,980
Other securities .............       393,211        19,075    (21,730)      390,556
                                 --------------------------------------------------

     Totals ..................   $55,309,477   $   932,821  $ (107,777) $56,134,521
                                 ==================================================

June 30, 2000
-----------------------------------------------------------------------------------

Securities held to maturity:
Municipal securities .........   $   499,988   $       -   $    (8,769) $   491,219
Other bonds ..................        75,000           -          (982)      74,018
                                 --------------------------------------------------

     Totals ..................   $   574,988   $       -   $   (9,751)  $   565,237
                                 ==================================================

Securities available for sale:
U.S. Treasury securities .....   $ 3,000,406   $       -   $   (11,607) $ 2,988,799
U.S. agency securities .......    40,199,557      23,275    (1,018,786)  39,204,046
Mortgage-backed securities ...     7,006,906           -      (297,413)   6,709,493
Municipal securities .........     5,821,229           -      (300,577)   5,520,652
Corporate securities .........             -           -             -            -
Trust preferred securities ...       919,495           -       (49,780)     869,715
Other securities .............       277,925       1,474       (18,042)     261,357
                                 --------------------------------------------------

     Totals ..................   $57,225,518   $   24,749  $(1,696,205) $55,554,062
                                 ==================================================

B.  Investment Securities, Maturities, and Yields

The following table presents the maturity of securities held on December 31, 2002 and the weighted average stated coupon rates by range of maturity:

                                                                             Weighted
                                                              Amortized       Average
                                                                Cost          Yield
                                                             ------------------------
U.S. Treasury securities:
        After 1 but within 5 years .......................   $ 1,016,608      3.20%
                                                             ========================

U.S. Agency securities:
        Within 1 year ....................................   $11,755,450      4.42%
         After 1 but within 5 years ......................    29,976,210      4.30%
         After 5 but within 10 years .....................     5,803,039      5.80%
                                                             ------------------------

            Total ........................................   $47,534,699      4.51%
                                                             ========================

Mortgage-backed securities:
        Within 1 year ....................................   $    67,656      5.81%
        After 1 but within 5 years .......................       211,027      5.75%
        After 5 but within 10 years ......................     3,299,587      4.80%
        After 10 years ...................................     2,022,719      5.86%
                                                             ------------------------

            Total ........................................   $ 5,600,989      5.23%
                                                             ========================

Municipal securities:
        Within 1 year ....................................   $   320,000      6.42%
         After 1 but within 5 years ......................     4,151,373      6.20%
         After 5 but within 10 years .....................     5,022,933      6.60%
         After 10 years ..................................     4,697,378      7.73%
                                                             ------------------------

            Total ........................................   $14,191,684      6.85%
                                                             ========================

Corporate securities:
        After 1 but within 5 years .......................   $ 5,818,535      5.68%
        After 5 but within 10 years ......................     1,872,8230     6.10%
                                                             ------------------------

            Total ........................................   $ 7,691,358      5.78%
                                                             ========================

Trust preferred securities:
        After 10 years ...................................   $ 1,349,796      8.71%
                                                             ========================

Other bonds:
        Within 1 year ....................................   $    25,000      6.30%
         After 1 but within 5 years ......................       100,000      5.95%
         After 5 but within 10 years .....................        50,000      6.55%
                                                             ------------------------

            Total ........................................   $   175,000      6.17%
                                                             ========================

Other securities with no maturity or stated face rate ....   $   659,168
                                                             ===========

The company does not use any financial instruments referred to as derivatives to manage interest rate risk.

B.  Investment Securities, Maturities, and Yields

The following table presents the maturity of securities held on June 30, 2002 and the weighted average stated coupon rates by range of maturity:

                                                                        Weighted
                                                          Amortized      Average
                                                            Cost          Yield
                                                         -----------------------
U.S. Treasury securities:
        After 1 but within 5 years ....................  $  1,024,062      3.20%
                                                         =======================


U.S. Agency securities:
        Within 1 year .................................   $12,099,886      5.08%
         After 1 but within 5 years ...................    23,575,610      5.21%
         After 5 but within 10 years ..................     6,574,930      5.86%
                                                         -----------------------

           Total ......................................   $42,250,426      5.27%
                                                          ======================


Mortgage-backed securities:
        After 1 but within 5 years ....................   $   505,326      5.87%
        After 5 but within 10 years ...................     2,685,246      5.29%
        After 10 years ................................     2,567,849      5.93%
                                                          ----------------------

           Total ......................................   $ 5,758,421      5.62%
                                                          ======================


Municipal securities:
        Within 1 year .................................   $   100,000      7.21%
         After 1 but within 5 years ...................     3,588,759      6.15%
         After 5 but within 10 years ..................     5,536,120      6.43%
         After 10 years ...............................     4,689,346      7.65%
                                                          ----------------------

           Total ......................................   $13,914,225      6.77%
                                                          ======================


Corporate securities:
        After 1 but within 5 years ....................   $ 7,417,608      5.71%
        After 5 but within 10 years ...................     1,873,629      6.10%
                                                          ----------------------

           Total ......................................   $ 9,291,237      5.79%
                                                          ======================


Trust preferred securities:
        After 10 years ................................   $ 1,349,796      8.71%
                                                          ======================


Other bonds:
        Within 1 year ..................................  $    25,000      6.30%
        After 1 but within 5 years .....................       50,000      6.60%
        After 5 but within 10 years ....................       50,000      5.30%
        After 10 years .................................       50,000      6.55%
                                                          ----------------------

           Total .......................................  $   175,000      6.17%
                                                          ======================


Other securities with no maturity or stated face rate ..  $   407,756
                                                          ===========


The company does not use any financial instruments referred to as derivatives to manage interest rate risk.

C.  Investment Concentrations

At both December 31, 2002 and June 30, 2002, there existed no security in the investment portfolio above (other than U.S. Government, U.S. Government agencies, and corporations) that exceeded 10% of the stockholders' equity at that date.

III.  Loan Portfolio

A.  Types of Loans

The composition of the loan portfolio is presented as follows:

                                                                                           June 30,
                                          December 31,    --------------------------------------------------------------------------
                                              2002           2002             2001            2000           1999          1998
                                          ------------------------------------------------------------------------------------------
Commercial ............................   $350,205,750    $305,019,327    $209,932,804    $167,733,209   $136,258,237  $ 99,170,654
Real estate loans held for sale -
  mortgage ............................     23,691,004       8,498,345       5,823,820       1,121,474      2,033,025     4,766,243
Real estate - mortgage ................     28,760,597      34,033,494      32,191,024      35,179,905     25,558,861    24,581,017
Real estate - construction ............      2,229,740       2,861,123       2,568,283       3,463,682      3,367,458     1,798,257
Installment and other consumer ........     44,567,327      40,036,886      37,361,458      34,405,138     30,810,455    32,732,322
                                          ------------------------------------------------------------------------------------------
                Total loans ...........    449,454,418     390,449,175     287,877,389     241,903,408    198,028,036   163,048,493

Deferred loan origination costs
  (fees), net .........................        281,318         144,639         (12,623)       (50,557)        (51,344)      (73,357)
Less allowance for estimated
        losses on loans ...............     (6,878,953)     (6,111,454)     (4,248,182)     (3,617,401)    (2,895,457)   (2,349,838)
                                          ------------------------------------------------------------------------------------------

                Net loans .............   $442,856,783    $384,482,360    $283,616,584    $238,235,450   $195,081,235  $160,625,298
                                          ==========================================================================================

B.  Maturities and Sensitivities of Loans to Changes in Interest Rates

                                                                       Maturities After One Year
                                                --------------------------------------------------------------------------
                                                 Due in one   Due after one     Due after   Predetermined     Adjustable
                                                year or less  through 5 years    5 years    interest rates  interest rates
                                                -------------------------------------------------------------------------
At December 31, 2002
-------------------------------------------------------------------------------------------------------------------------
Commercial ..................................   $105,186,604    $208,469,595   $ 36,549,551   $191,765,759   $ 53,253,387
Real estate loans held for sale - mortgage ..            --               --     23,691,004     23,691,004             --
Real estate - mortgage ......................      1,714,159         268,857     26,777,581      3,669,489     23,376,949
Real estate - construction ..................      2,148,748          80,992             --         80,992             --
Installment and other consumer ..............     14,115,653      28,214,224      2,237,450     23,715,156      6,736,518
                                                -------------------------------------------------------------------------

                Totals ......................   $123,165,164    $237,033,668   $ 89,255,586   $242,922,400   $ 83,366,854
                                                =========================================================================

At June 30, 2002
-------------------------------------------------------------------------------------------------------------------------
Commercial ..................................   $105,905,915    $165,129,672   $ 33,983,740   $152,204,339   $ 46,909,073
Real estate loans held for sale - mortgage ..             --              --      8,498,345      8,498,345             --
Real estate - mortgage ......................      2,462,190         539,934     31,031,370      6,174,785     25,396,519
Real estate - construction ..................      2,780,131          80,992             --         80,992             --
Installment and other consumer ..............     10,482,995      26,184,317      3,369,574     23,793,966      5,759,925
                                                -------------------------------------------------------------------------

                Totals ......................   $121,631,231    $191,934,915   $ 76,883,029   $190,752,427   $ 78,065,517
                                                =========================================================================

C.  Risk Elements

1.  Nonaccrual, Past Due and Restructured Loans

The following table represents Nonaccrual, Past Due, Renegotiated Loans, and other Real Estate Owned:

                                                                                      June 30,
                                             December 31, --------------------------------------------------------------
                                                2002         2002         2001          2000        1999         1998
                                             ---------------------------------------------------------------------------
Loans accounted for on nonaccrual basis ..   $4,608,391   $1,559,609   $1,231,741   $  382,745   $1,287,727   $1,025,761
Accruing loans past due 90 days or more ..      430,745      707,853      494,827      352,376      238,046      259,277
Other real estate owned ..................           --           --       47,687           --      119,600           --
Troubled debt restructurings .............           --           --           --           --           --           --
                                             ---------------------------------------------------------------------------

                Totals ...................   $5,039,136   $2,267,462   $1,774,255   $  735,121   $1,645,373   $1,285,038
                                             ===========================================================================

The policy of the company is to place a loan on nonaccrual status if: (a) payment in full of interest or principal is not expected, or (b) principal or interest has been in default for a period of 90 days or more unless the obligation is both in the process of collection and well secured. Well secured is defined as collateral with sufficient market value to repay principal and all accrued interest. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including judgment enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in restoration to current status.

2. Potential Problem Loans. To management's best knowledge, there are no such significant loans that have not been disclosed in the above table.

3.   Foreign Outstandings. None.

4. Loan Concentrations. At both December 31, 2002 and June 30, 2002, there were no concentrations of loans exceeding 10% of the total loans which are not otherwise disclosed in Item III. A.

D.   Other Interest-Bearing Assets

There are no interest-bearing assets required to be disclosed here.

IV.  Summary of Loan Loss Experience

A.  Analysis of the Allowance for Estimated Losses on Loans

The following table summarizes activity in the allowance for estimated losses on loans of the Company:

                                                                                            June 30,
                                             December 31,     ----------------------------------------------------------------------
                                                 2002           2002           2001           2000          1999           1998
                                             ---------------------------------------------------------------------------------------
Average amount of loans outstanding,
    before allowance for estimated losses
    on loans .............................   $419,103,659   $338,484,164   $262,237,267   $212,497,181   $184,756,698   $141,974,417

Allowance for estimated losses on loans:

Balance, beginning of fiscal period ......     6,111,454      4,248,182      3,617,401      2,895,457      2,349,838      1,632,500
     Charge-offs:
           Commercial ....................    (1,349,455)      (437,048)       (86,936)       (43,295)      (104,596)       (62,763)
           Real Estate ...................            --             --             --         (6,822)       (25,142)            --
           Installment and other consumer       (104,737)      (204,108)      (213,527)      (376,591)      (348,777)      (142,471)
                                             ---------------------------------------------------------------------------------------

           Subtotal charge-offs ..........    (1,454,192)      (641,156)      (300,463)      (426,708)      (478,515)      (205,234)
                                             ---------------------------------------------------------------------------------------
     Recoveries:
           Commercial ....................           472        101,191          2,100            762         53,314         13,146
           Real Estate ...................            --             --             --             --             --             --
           Installment and other consumer         37,474        138,272         39,474         96,072         79,020          7,450
                                             ---------------------------------------------------------------------------------------

           Subtotal recoveries ...........        37,946        239,463         41,574         96,834        132,334         20,596
                                             ---------------------------------------------------------------------------------------

           Net charge-offs................    (1,416,246)      (401,693)      (258,889)      (329,874)      (346,181)      (184,638)
Provision charged to expense .............     2,183,745      2,264,965        889,670      1,051,818        891,800        901,976
                                             ---------------------------------------------------------------------------------------

Balance, end of fiscal year...............   $ 6,878,953   $  6,111,454   $  4,248,182    $ 3,617,401   $  2,895,457   $  2,349,838
                                             =======================================================================================

Ratio of net charge-offs to average loans
    outstanding ..........................         0.34%         0.12%          0.10%          0.16%          0.19%          0.13%

B.  Allocation of the Allowance for Estimated Losses on Loans

The following table presents the allowance for the estimated losses on loans by type of loans and the percentage of loans in each category to total loans:

                                                     -------------------------------------------------------------------------------
                                                          December 31, 2002            June 30, 2002              June 30, 2001
                                                                   % of Loans                 % of Loans                % of Loans
                                                       Amount    to Total Loans    Amount    to Total Loans   Amount  to Total Loans
                                                     -------------------------------------------------------------------------------
Commercial .......................................   $6,176,545       77.91%     $5,239,506      78.12%     $3,231,286     72.92%
Real estate loans held for sale - mortgage .......       23,691        5.27%          1,392       2.18%             --      2.02%
Real estate - mortgage ...........................      158,765        6.40%        301,928       8.72%        182,365     11.18%
Real estate - construction .......................       11,149        0.50%         14,306       0.73%             --      0.89%
Installment and other consumer ...................      506,948        9.92%        554,322      10.25%        834,531     12.99%
Unallocated ......................................        1,855          N/A             --         N/A             --        N/A
                                                     -------------------------------------------------------------------------------
          Total ..................................   $6,878,953      100.00%    $ 6,111,454     100.00%     $4,248,182    100.00%
                                                     ===============================================================================

                                                     -------------------------------------------------------------------------------
                                                          June 30, 2000             June 30, 1999             June 30, 1998
                                                                   % of Loans                 % of Loans                % of Loans
                                                       Amount    to Total Loans    Amount    to Total Loans   Amount  to Total Loans
                                                     -------------------------------------------------------------------------------
Commercial .......................................   $2,863,319      69.33%     $ 2,164,668      68.80%     $1,213,439    60.82%
Real estate loans held for sale - mortgage .......           --       0.46%              --       1.03%             --     2.92%
Real estate - mortgage ...........................      121,530      14.55%          94,274      12.91%         74,702    15.08%
Real estate - construction .......................        8,659       1.43%           8,419       1.70%          4,496     1.10%
Installment and other consumer ...................      617,893      14.23%         578,937      15.56%        515,489    20.08%
Unallocated ......................................        6,000         N/A          49,159         N/A        541,712       N/A
                                                     -------------------------------------------------------------------------------
          Total ..................................   $3,617,401     100.00%     $ 2,895,457     100.00%     $2,349,838    100.00%
                                                     ===============================================================================

V.  Deposits.

The average amount of and average rate paid for the categories of deposits for the six months ended December 31, 2002 and the years ended June 30, 2002, 2001, and 2000 are discussed in the consolidated average balance sheets and can be found on page 2 of Appendix B.

Included in interest bearing deposits at December 31, 2002 were certificates of deposit totaling $69,373,970 that were $100,000 or greater. Included in interest bearing deposits at June 30, 2002, 2001 and 2000 were certificates of deposit totaling $62,919,139, $50,298,560, $50,814,599 respectively, that were $100,000 or greater. Maturities of these certificates were as follows:

                                                                        June 30,
                                          December 31,  ---------------------------------------
                                              2002          2002          2001         2000
                                          -----------------------------------------------------
One to three months ...................   $28,052,686   $18,222,577   $20,948,861   $24,105,269
Three to six months ...................    20,713,145    11,202,328    11,487,826    11,176,203
Six to twelve months ..................    12,591,505    24,463,968    12,972,591    11,781,428
Over twelve months ....................     8,016,634     9,030,266     4,889,281     3,751,699
                                          ----------------------------------------------------
       Total certificates of
          deposit greater than $100,000   $69,373,970   $62,919,139   $50,298,559   $50,814,599
                                          ====================================================

VI.  Return on Equity and Assets.

The following table presents the return on assets and equity and the equity to assets ratio of the Company:

                                                                           June 30,
                                         December 31,    --------------------------------------------
                                             2002            2002            2001           2000
                                         ------------------------------------------------------------
Average total assets .................   $567,017,337    $461,053,211    $384,890,061    $335,854,396
Average equity .......................     34,719,756      29,412,548      21,886,477      19,375,865
Net income ...........................      3,196,544       2,962,453       2,395,732       2,745,527
Return on average assets .............          1.13%           0.64%           0.62%           0.82%
Return on average equity .............         18.41%          10.07%          10.95%          14.17%
Dividend payout ratio ................          4.31%              NA              NA              NA
Average equity to average assets ratio          6.12%           6.38%           5.69%           5.77%

VII.  Short Term Borrowings.

The information requested is disclosed in the Notes to Consolidated Financial Statements in Note 7.