Form 10-Q
period 2003-03-31
QCR HOLDINGS INC
filed 2003-05-14
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2003

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from                        to
                                     ----------------------    -----------------

                         Commission file number 0-22208

                               QCR HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                         42-1397595
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer ID Number)
 incorporation or organization)

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

Yes [ x ] No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 1, 2003, the Registrant had outstanding 2,775,576 shares of common stock, $1.00 par value per share.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

                       QCR HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                            Page
                                                                          Number

Part I     FINANCIAL INFORMATION

           Item 1   Consolidated Financial Statements (Unaudited)

                    Consolidated Balance Sheets,
                    March 31, 2003 and December 31, 2002                       3

                    Consolidated Statements of Income,
                    For the Three Months Ended March 31, 2003 and 2002         4

                    Consolidated Statements of Cash Flows,
                    For the Three Months Ended March 31, 2003 and 2002         5

                    Notes to Consolidated Financial Statements               6-9

           Item 2   Management's Discussion and Analysis of

                    Financial Condition and Results of Operations          10-19

           Item 3   Quantitative and Qualitative Disclosures                  20
                    About Market Risk

           Item 4   Controls and Procedures                                20-21

Part II    OTHER INFORMATION

           Item 1   Legal Proceedings                                         22

           Item 2   Changes in Securities and Use of Proceeds                 22

           Item 3   Defaults Upon Senior Securities                           22

           Item 4   Submission of Matters to a Vote of Security Holders       22

           Item 5   Other Information                                         22

           Item 6   Exhibits and Reports on Form 8-K                          22

           Signatures                                                      23-25

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      March 31, 2003 and December 31, 2002

                                                                                     March 31,       December 31,
                                                                                        2003            2002
                                                                                   ------------------------------
ASSETS
Cash and due from banks ........................................................   $  29,253,606    $  24,906,003
Federal funds sold .............................................................      12,685,000       14,395,000
Interest-bearing deposits at financial institutions ............................      14,009,735       14,568,142

Securities held to maturity, at amortized cost .................................         425,278          425,332
Securities available for sale, at fair value ...................................      87,442,298       81,228,749
                                                                                   ------------------------------
                                                                                      87,867,576       81,654,081
                                                                                   ------------------------------

Loans receivable held for sale .................................................      20,661,446       23,691,004
Loans receivable held for investment ...........................................     451,477,346      426,044,732
Less: Allowance for estimated losses on loans ..................................      (7,440,700)      (6,878,953)
                                                                                   ------------------------------
                                                                                     464,698,092      442,856,783
                                                                                   ------------------------------

Premises and equipment, net ....................................................       9,016,042        9,224,542
Accrued interest receivable ....................................................       3,348,686        3,221,246
Other assets ...................................................................       2,137,959       13,774,559
                                                                                   ------------------------------
        Total assets ...........................................................   $ 623,016,696    $ 604,600,356
                                                                                   ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing .........................................................   $  89,972,184    $  89,675,609
   Interest-bearing ............................................................     357,582,704      345,072,014
                                                                                   ------------------------------
     Total deposits ............................................................     447,554,888      434,747,623
                                                                                   ------------------------------

Short-term borrowings ..........................................................      35,384,810       32,862,446
Federal Home Loan Bank advances ................................................      77,444,012       74,988,320
Other borrowings ...............................................................       7,000,000        5,000,000
Company obligated manditorily redeemable preferred securities of
     subsidiary trust holding solely subordinated debentures ...................      12,000,000       12,000,000
Other liabilities ..............................................................       6,102,264        8,415,365
                                                                                   ------------------------------
        Total liabilities ......................................................     585,485,974      568,013,754
                                                                                   ------------------------------

STOCKHOLDERS' EQUITY
Common stock, $1 par value; shares authorized 5,000,000; .......................       2,833,358        2,823,061
   March 2003 - shares issued 2,833,358 and outstanding  2,773,212 December 2002
   - 2,823,061 and 2,762,915 respectively

Additional paid-in capital .....................................................      16,792,866       16,761,423
Retained earnings ..............................................................      16,539,548       15,712,600
Accumulated other comprehensive income .........................................       2,219,486        2,144,054
                                                                                   ------------------------------
                                                                                      38,385,258       37,441,138

Less cost of 60,146 common shares acquired for the treasury ....................        (854,536)        (854,536)
                                                                                   ------------------------------
        Total stockholders' equity .............................................      37,530,722       36,586,602
                                                                                   ------------------------------
        Total liabilities and stockholders' equity .............................   $ 623,016,696    $ 604,600,356
                                                                                   ==============================

See Notes to Consolidated Financial Statements

                              QCR HOLDINGS, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  Three Months Ended March 31

                                                                 2003                 2002
                                                           -------------------------------------
Interest and dividend income:
     Loans, including fees ..................................   $6,809,229   $5,842,513
     Securities:
           Taxable ..........................................      806,169      818,673
           Nontaxable .......................................      120,257      107,022
     Interest-bearing deposits at financial institutions ....      123,062      210,158
     Federal funds sold .....................................       47,350      103,619
                                                                -----------------------
          Total interest and dividend income ................    7,906,067    7,081,985
                                                                -----------------------

Interest expense:
      Deposits ..............................................    1,869,065    2,103,234
      Short-term borrowings .................................       87,308      120,251
      Federal Home Loan Bank advances .......................      766,247      556,910
      Other borrowings ......................................       51,960       66,114
      Company obligated manditorily redeemable
           preferred securities .............................      283,376      283,376
                                                                -----------------------
          Total interest expense ............................    3,057,956    3,129,885
                                                                -----------------------

          Net interest income ...............................    4,848,111    3,952,100

 Provision for loan losses ..................................    1,330,427      497,500
                                                                -----------------------
          Net interest income after provision for loan losses    3,517,684    3,454,600
                                                                ----------------------

Noninterest income:
     Merchant credit card fees, net of processing costs .....      337,493      414,260
     Trust department fees ..................................      561,142      593,758
     Deposit service fees ...................................      330,848      255,435
     Gains on sales of loans, net ...........................      955,409      418,095
     Other ..................................................      303,931      147,125
                                                                -----------------------
          Total noninterest income ..........................    2,488,823    1,828,673
                                                                -----------------------

Noninterest expenses:
     Salaries and employee benefits .........................    2,884,792    2,538,376
     Professional and data processing fees ..................      429,070      326,536
     Advertising and marketing ..............................      148,756      148,287
     Occupancy and equipment expense ........................      651,697      605,659
     Stationery and supplies ................................      110,277      125,271
     Postage and telephone ..................................      153,565      126,673
     Other ..................................................      405,686      524,385
                                                                -----------------------
          Total noninterest expenses ........................    4,783,843    4,395,187
                                                                -----------------------

          Income before income taxes ........................    1,222,664      888,086
Federal and state income taxes ..............................      395,716      274,003
                                                                -----------------------
          Net income ........................................   $  826,948   $  614,083
                                                                =======================

Earnings per common share:
          Basic .............................................   $     0.30   $     0.22
          Diluted ...........................................   $     0.29   $     0.22
          Weighted average common shares outstanding ........    2,767,013    2,743,668
          Weighted average common and common equivalent .....    2,827,727    2,804,909
                shares outstanding

Comprehensive income ........................................   $  902,380   $  431,184

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           Three Months Ended March 31

                                                                                    2003           2002
                                                                                --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income .........................................................  $    826,948   $   614,083
          Adjustments to reconcile net income to net cash
           provided by operating activities:
            Depreciation .....................................................       260,564        239,463
            Provision for loan losses ........................................     1,330,427        497,500
            Amortization of offering costs on subordinated debentures ........         7,376          7,376
            Amortization of premiums on securities, net ......................       113,510         40,993
            Loans originated for sale ........................................   (62,183,071)   (29,717,764)
            Proceeds on sales of loans .......................................    66,168,038     37,526,773
            Net gains on sales of loans ......................................      (955,409)      (418,095)
            Net losses on sales of premises and equipment ....................        40,299              0
            Tax benefit of nonqualified stock options exercised ..............        97,538              0
            Increase in accrued interest receivable ..........................      (127,440)      (103,856)
            (Increase) decrease in other assets ..............................    11,608,294     (4,874,257)
            Increase (decrease) in other liabilities .........................    (2,174,955)       109,727
                                                                                ---------------------------
               Net cash provided by operating activities .....................  $ 15,012,119   $  3,921,943
                                                                                ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Net increase in federal funds sold .................................     1,710,000        340,000
          Net (increase) decrease  in interest-bearing deposits at
            financial institutions ...........................................       558,407     (5,658,111)
          Activity in available-for-sale securities:
              Purchases ......................................................   (11,597,571)    (9,133,140)
              Calls and maturities ...........................................     4,000,000      1,500,000
              Paydowns .......................................................     1,391,185        476,149
          Activity in life insurance contracts:
               Purchases .....................................................             0       (401,087)
               (Increase) decrease in cash value .............................       (24,257)       178,182
          Net loans originated and held for investment .......................   (26,201,294)   (24,578,211)
          Purchase of premises and equipment .................................      (314,430)      (121,131)
          Proceeds from sales of premises and equipment ......................       222,067              0
                                                                                ----------------------------
               Net cash used in investing activities .........................  $(30,255,893)  $(37,397,349)
                                                                                ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in deposit accounts ...................................    12,807,265     20,114,798
          Net increase in short-term borrowings ..............................     2,522,364      4,844,322
          Activity in Federal Home Loan Bank advances:
               Advances ......................................................     3,900,000      7,500,000
               Payments ......................................................    (1,444,308)      (173,411)
          Net increase in other borrowings ...................................     2,000,000              0
          Payment of cash dividend ...........................................      (138,146)             0
          Proceeds from issuance of common stock, net ........................       (55,798)        (6,501)
                                                                                ---------------------------
               Net cash provided by financing activities .....................  $ 19,591,377   $ 32,279,208
                                                                                ---------------------------

               Net increase (decrease) in cash and due from banks ............     4,347,603     (1,196,198)
Cash and due from banks, beginning ...........................................    24,906,003     19,691,318
                                                                                ---------------------------
Cash and due from banks, ending ..............................................  $ 29,253,606   $ 18,495,120
                                                                                ===========================

Supplemental disclosure of cash flow information, cash payments for:
          Interest ...........................................................  $  3,449,277   $  3,061,257
                                                                                ===========================

          Income/franchise taxes .............................................  $  1,624,553   $    357,160
                                                                                ===========================
Supplemental schedule of noncash investing activities:
          Change in accumulated other comprehensive income,
          unrealized gains (losses) on securities available for sale, net ....  $     75,432   $   (182,899)
                                                                                ===========================

See Notes to Consolidated Financial Statements

Part I
Item 1

                               QCR HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform with the current period presentation.

From the Company's formation in February 1993 through June 30, 2002, its fiscal year end had been June 30th. In 2002, the Company changed its fiscal year end to December 31st. The Company filed a Form 10-K with the Securities and Exchange Commission for the transition period July 1, 2002 through December 31, 2002.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of QCR Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company ("Quad City Bank & Trust"), Cedar Rapids Bank and Trust Company ("Cedar Rapids Bank & Trust"), Quad City Bancard, Inc. ("Bancard"), Allied Merchant Services, Inc. ("Allied"), QCR Capital Trust I ("Capital Trust"), and Quad City Liquidation Corporation ("QCLC"). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition to these six wholly owned subsidiaries, the Company has an aggregate investment of $325 thousand in four associated companies, Nobel Electronic Transfer, LLC, Nobel Real Estate Investors, LLC, Velie Plantation Holding Company, and Clarity Merchant Services, Inc.

Stock-based compensation plans: The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                    Three Months    Three Months
                                                        Ended           Ended
                                                      March 31,       March 31,
                                                        2003            2002
                                                   -----------------------------

Net income, as reported ......................     $   826,948      $   614,083
Deduct total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects .........         (26,197)         (22,469)
                                                   -----------------------------
        Net income ...........................     $   800,751      $   591,614
                                                   =============================
Earnings per share:
  Basic:
    As reported ..............................     $      0.30      $      0.22
    Pro formsa ...............................            0.29             0.22
  Diluted:
    As reported ..............................            0.29             0.22
    Pro forma ................................            0.28             0.21

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions for grants during the three months ended March 31, 2003 and 2002: dividend rate of 0.59% for the three months ended March 31, 2003 and 0% for the three months ended March 31, 2002; expected price volatility of 23.87% to 24.54%; risk-free interest rate based upon current rates at the date of grant (4.33% to 5.62% for stock options and 1.16% to 1.29% for employee stock purchase plan); and expected lives of 10 years for stock options and 3 months to 6 months for employee stock purchase plan.

NOTE 2 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                                         Three months ended
                                                             March 31,
                                                     ---------------------------
                                                        2003              2002
                                                     ---------------------------

Net income, basic and diluted
      earnings ...............................       $  826,948       $  614,083
                                                     ===========================
Weighted average common shares
  outstanding ................................        2,767,013        2,743,668
Weighted average common shares
  issuable upon exercise of stock
  options ....................................           60,714           61,241
                                                     ---------------------------
Weighted average common and
      common equivalent shares
      outstanding ............................        2,827,727        2,804,909
                                                     ===========================

NOTE 3 - BUSINESS SEGMENT INFORMATION

Selected financial information on the Company's business segments is presented as follows for the three-month periods ended March 31, 2003 and 2002, respectively.

                                                   2003                 2002
                                               ---------------------------------
Revenue:
     Commercial banking ................       $  9,354,948        $  7,824,928
     Credit card processing ............            381,510             453,618
     Trust management ..................            561,142             593,758
     All other .........................             97,290              38,354
                                               ---------------------------------
          Total revenue ................       $ 10,394,890        $  8,910,658
                                               =================================

Net income (loss):
     Commercial banking ................       $    879,706        $    805,439
     Credit card processing ............            157,707             (45,493)
     Trust management ..................            128,652             173,492
     All other .........................           (339,117)           (319,355)
                                               ---------------------------------
          Total net income .............       $    826,948        $    614,083
                                               =================================


NOTE 4 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit, and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based upon management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitments. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount. If the commitment is funded the Banks would be entitled to seek recovery from the customer. At March 31, 2003 and December 31, 2002 no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

As of March 31, 2003 and December 31, 2002, commitments to extend credit aggregated $154,693,000 and $165,163,000, respectively. As of March 31, 2003 and December 31, 2002, standby letters of credit aggregated $5,416,000 and $4,914,000, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $20,661,446 and $23,691,004, at March 31, 2003 and December 31, 2002, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Bancard is subject to the risk of chargebacks from cardholders and the merchant being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant.

The Company also has a guarantee to MasterCard International Incorporated, which is backed up by a performance bond in the amount of $1,000,000. As of March 31, 2003 and December 31, 2002 there were no significant pending liabilities.

A significant portion of residential mortgage loans sold to investors in the secondary market are sold with recourse. Specifically, certain loan sales agreements provide that if the borrower becomes delinquent a number of payments or a number of days, within six months to one year of the sale, the Banks must repurchase the loan from the subject investor. The Banks did not repurchase any loans from secondary market investors under the terms of these loan sales agreements during the three and six months ended March 31, 2003 and December 31, 2002, respectively. In the opinion of management, the risk of recourse to the Banks is not significant and, accordingly, no liability has been established related to such.

NOTE 5 - RECENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board has issued Statement 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB No. 123. This Statement amends Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation were effective January 1, 2003 and implementation had no impact on the Company's consolidated financial statements. The amended interim disclosure requirements are effective for the Company for the quarter ending March 31, 2003 and have been adopted in the consolidated financial statements.

The Financial Accounting Standards Board has issued Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement is not expected to have a material impact on the financial statements.

The Financial Accounting Standards Board has issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation had no impact on the Company's consolidated financial statements. The disclosure requirements of the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the consolidated financial statements for December 31, 2002 and these interim financial statements for the period ending March 31, 2003.

The Financial Accounting Standards Board has issued Interpretation No. 46, "Consolidation of Variable Purpose Entities" - an interpretation of ARB No. 51. This Interpretation requires the consolidation of certain special purposes entities (SPE's) by a company if it is determined to be the primary beneficiary of the SPE's operating activities. The adoption of this Interpretation in January 2003 did not have an impact on the consolidated financial statements.

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

Quad City Bancard, Inc. ("Bancard") provides merchant and cardholder credit card processing services. On October 22, 2002, the Company announced Bancard's sale of its independent sales organization (ISO) related merchant credit card operations to iPayment, Inc. At March 31, 2003, Bancard continued to temporarily process transactions for iPayment, Inc., and approximately 30,000 merchants. When iPayment, Inc. discontinues processing with Bancard later in calendar 2003, it is expected that processing volumes will decrease significantly. Bancard will, however, continue to provide credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks.

In 1999, Bancard formed its own independent sales organization ("ISO") subsidiary, Allied Merchant Services, Inc. ("Allied"), to generate merchant credit card processing business. Bancard owns 100% of Allied. As a result of Bancard's sale of its ISO related merchant credit card operations to iPayment, Inc. in October 2002, Allied ceased its operations as an ISO. Included in the sale to iPayment, Inc., were all of the merchant credit card processing relationships owned by Allied.

From the Company's formation in February 1993 through June 30, 2002, its fiscal year end had been June 30th. In 2002, the Company changed its fiscal year end to December 31st. The Company filed a Form 10-K with the Securities and Exchange Commission for the transition period July 1, 2002 through December 31, 2002.

CRITICAL ACCOUNTING POLICY

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis, which discusses the allowance for loan losses in the section entitled "Financial Condition." Although management believes the levels of the allowance as of both March 31, 2003 and December 31, 2002 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

FINANCIAL CONDITION

Total assets of the Company increased by $18.4 million, or 3%, to $623.0 million at March 31, 2003 from $604.6 million at December 31, 2002. The growth resulted primarily from increases in the loan and securities portfolios funded by deposits received from customers.

Cash and due from banks increased by $4.4 million, or 17%, to $29.3 million at March 31, 2003 from $24.9 million at December 31, 2002. The increase was primarily due to the receipt on the final day of the period of $11.5 million of funds from Visa/Mastercard. Cash and due from banks represented both cash maintained at its subsidiary banks, as well as funds that the Company and its banks had deposited in other banks in the form of non-interest bearing demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At March 31, 2003, the subsidiary banks had $12.7 million invested in such funds. This amount decreased by $1.7 million, or 12%, from $14.4 million at December 31, 2002. This decrease was the result of a reduced liquidity position at Cedar Rapids Bank & Trust at March 31, 2003 when compared to December 31, 2002.

Interest-bearing deposits at financial institutions decreased by $558 thousand, or 4%, to $14.0 million at March 31, 2003 from $14.6 million at December 31, 2002. Included in interest-bearing deposits at financial institutions are demand accounts, money market accounts, and certificates of deposit. The decrease was primarily the result of maturities of certificates of deposit totaling $1.2 million, which were partially offset by increases in money market accounts of $707 thousand.

Securities increased by $6.2 million, or 8%, to $87.9 million at March 31, 2003 from $81.7 million at December 31, 2002. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $1.4 million were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $114 thousand. Maturities and calls of securities occurred in the amount of $4.0 million. These portfolio decreases were offset by the purchase of an additional $11.6 million of securities, classified as available for sale and a $121 thousand increase in the fair value of securities, classified as available for sale.

Total loans receivable increased by $22.4 million, or 5%, to $472.1 million at March 31, 2003 from $449.7 million at December 31, 2002. The increase was the result of the origination or purchase of $156.0 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $769 thousand, and loan repayments or sales of loans of $132.8 million. During the three months ended March 31, 2003, Quad City Bank & Trust contributed $120.6 million, or 74%, and Cedar Rapids Bank & Trust contributed $40.2 million, or 26%, of the Company's loan originations or purchases. Cedar Rapids Bank & Trust participated $4.8 million, or 9%, of their originations during the quarter to Quad City Bank & Trust. The mix of loan types within the Company's portfolio at March 31, 2003 reflected 80% commercial, 11% real estate and 9% consumer loans. The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.

The allowance for estimated losses on loans was $7.4 million at March 31, 2003 compared to $6.9 million at December 31, 2002, an increase of $562 thousand, or 8%. The allowance for estimated losses on loans was determined based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions, and other factors that, in management's judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. The loan portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed on all credits risk-rated less than "fair quality" and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the board of directors. Although management believes that the allowance for estimated losses on loans at March 31, 2003 was at a level adequate to absorb probable losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future.

Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2003. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may still be negatively impacted by the substantial decline in equity prices experienced over the last several months. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans, and require further increases in the provision for loan losses.

Net charge-offs for the three months ended March 31 were $769 thousand in 2003 and $32 thousand in 2002. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the held for investment loan portfolio. The allowance for estimated losses on loans as a percentage of held for investment loans was 1.65% at March 31, 2003 and 1.61 % at December 31, 2002.

At March 31 2003, total nonperforming assets were $5.6 million compared to $5.0 million at December 31, 2002. The $584 thousand increase was the result of a $132 thousand increase in nonaccrual loans in combination with an increase of $452 thousand in accruing loans past due 90 days or more. All of the nonperforming assets were located in the loan portfolio at Quad City Bank & Trust. The loans in the Cedar Rapids Bank & Trust loan portfolio have been originated fairly recently, and none of the loans have been categorized as nonperforming assets. As the loan portfolio at Cedar Rapids Bank & Trust matures, it is likely that there will be nonperforming loans or charge-offs associated with the portfolio.

Nonaccrual loans were $4.7 million at March 31, 2003 compared to $4.6 million at December 31, 2002, an increase of $132 thousand. The increase in nonaccrual loans was comprised of increases in both commercial loans of $277 thousand and consumer loans of $25 thousand, partially offset by a decrease in real estate loans of $170 thousand. Three large commercial lending relationships at Quad City Bank & Trust, with an aggregate outstanding balance of $3.5 million, comprised 73% of the nonaccrual loans at March 31, 2003. Management is working closely with these customers in an attempt to remedy their individual situations. Like many other financial institutions, some of the Company's customers are experiencing difficulty in the lagging economy, which could lead to further increases in nonperforming assets and the need for an increased allowance for loan losses. Given the continued soft economy, management is closely monitoring the Company's loan portfolio and the need for increased provisions for possible loan losses. Nonaccrual loans represented approximately one percent of the Company's held for investment loan portfolio at March 31, 2003.

From December 31, 2002 to March 31, 2003, accruing loans past due 90 days or more increased from $431 thousand to $883 thousand. The $452 thousand net increase was primarily due to seasonal and /or temporary setbacks experienced by a few commercial customers at Quad City Bank & Trust. Payments were received on a number of these loans just subsequent to quarter end, and the balance of loans in this category had been reduced to less than $300 thousand by mid-April 2003.

Premises and equipment showed a decrease of $209 thousand, or 2%, to decline to $9.0 million at March 31, 2003 from $9.2 million at December 31, 2002. During the three-month period there were purchases of additional furniture, fixtures and equipment and leasehold improvements of $314 thousand, which were entirely offset by the combination of a property sale of $262 thousand and depreciation expense of $261 thousand. The property sale resulted in a net loss of $40 thousand.

Accrued interest receivable on loans, securities and interest-bearing deposits with financial institutions increased by $127 thousand, or 4%, to $3.3 million at March 31, 2003 from $3.2 million at December 31, 2002. The increase was primarily due to greater average outstanding balances in interest-bearing assets.

Other assets decreased by $11.7 million, or 84%, to $2.1 million at March 31, 2003 from $13.8 million at December 31, 2002. The decrease was primarily due to the receipt, on the final day of the period, of $11.5 million of funds from Visa/Mastercard. Other assets included Federal Reserve Bank and Federal Home Loan Bank stock, the cash surrender value of life insurance contracts, prepaid Visa/Mastercard processing charges, accrued trust department fees, other miscellaneous receivables, and various prepaid expenses.

Deposits increased by $12.8 million, or 3%, to $447.5 million at March 31, 2003 from $434.7 million at December 31, 2002. The increase resulted from a $19.4 million net increase in non-interest bearing, NOW, money market and savings accounts partially offset by a $6.6 million net decrease in interest-bearing certificates of deposit. Interest-bearing demand and money market accounts for commercial customers at the subsidiary banks accounted for essentially all of the increase in deposits for the period.

Short-term borrowings increased $2.5 million, or 8%, from $32.9 million at December 31, 2002 to $35.4 million at March 31, 2003. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from some of their correspondent banks. As of both March 31, 2003 and December 31, 2002, short-term borrowings were comprised entirely of customer repurchase agreements.

Federal Home Loan Bank advances increased by $2.4 million, or 3%, to $77.4 million at March 31, 2003 from $75.0 million at December 31, 2002. As a result of their memberships in the FHLB of Des Moines, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.

Other borrowings increased to $7.0 million at March 31, 2003 for an increase of $2.0 million or, 40%, from December 31, 2002. In September 2001, the Company drew a $5.0 million advance on a line of credit at its primary correspondent bank as partial funding for the initial capitalization of Cedar Rapids Bank & Trust. In February 2003, the Company drew an additional $2.0 million advance as funding to maintain the required level of regulatory capital at Cedar Rapids Bank & Trust.

In June 1999, the Company issued 1,200,000 shares of trust preferred securities through a newly formed subsidiary, QCR Capital Trust I. On the Company's balance sheet these securities are included with liabilities and are presented as "company obligated manditorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures", and were $12.0 million at both March 31, 2003 and December 31, 2002.

Other liabilities were $6.1 million at March 31, 2003 down $2.3 million, or 27%, from $8.4 million at December 31, 2002. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At March 31, 2003, the most significant component of other liabilities was $1.4 million of interest payable.

Common stock at March 31, 2003 was $2.8 million, which was unchanged from December 31, 2002. A slight increase of $10 thousand was the result of proceeds received from the exercise of stock options.

Additional paid-in capital totaled $16.8 million at both March 31, 2003 and December 31, 2002. A slight increase of $31 thousand resulted primarily from proceeds received in excess of the $1.00 per share par value for the 10,297 shares of common stock issued as the result of the exercise of stock options.

Retained earnings increased by $827 thousand, or 5%, to $16.5 million at March 31, 2003 from $15.7 million at December 31, 2002. The increase reflected net income for the three-month period. On October 23, 2002, the Company announced that the board of directors had declared a cash dividend of $0.05 per share, or approximately $138 thousand, which was paid on January 3, 2003, to stockholders of record on December 16, 2002.

Unrealized gains on securities available for sale, net of related income taxes, totaled $2.2 million at March 31, 2003 as compared to $2.1 million at December 31, 2002. The increase in gains of $75 thousand was attributable to increases during the period in fair value of the securities identified as available for sale.

In April 2000, the Company announced that the board of directors approved a stock repurchase program enabling the Company to repurchase approximately 60,000 shares of its common stock. This stock repurchase program was completed in the fall of 2000, and at both March 31, 2003 and December 31, 2002 the Company held 60,146 shares at a total cost of $855 thousand. The weighted average cost of the shares was $14.21.

RESULTS OF OPERATIONS

OVERVIEW

Net income for the quarter ended March 31, 2003 was $827 thousand as compared to net income of $614 thousand for the same period in 2002, an increase of $213 thousand or 35%. Basic earnings per share for the quarter ended March 31, 2003 increased to $0.30 from $0.22 for the same quarter one year ago. For the quarter ended March 31, 2003, net interest income improved by 23% while noninterest income improved by 36%, for a combined improvement of $1.6 million when compared to the same period in 2002. Quad City Bank & Trust generated much of the improvement in the Company's net interest income, as well as a large increase in the gains on sales of residential real estate loans during the period. Offsetting the improvements in revenue for the Company were increases in noninterest expense of $389 thousand and the provision for loan losses of $833 thousand. During the three-month period ended March 31, 2003, the climb in noninterest expense was primarily due to an increase in salaries and benefits expense of $346 thousand. After-tax losses at Cedar Rapids Bank & Trust were $54 thousand for the three months ended March 31, 2003, as compared to after-tax losses of $268 thousand for the same quarter in 2002. Losses at the new bank charter decreased at a pace anticipated by management, however Cedar Rapids Bank and Trust's growth was more rapid than expected, as total assets surpassed $100 million in February 2003. Management remains confident that the decision to enter the Cedar Rapids market will provide significant long-term benefits to the Company.

   Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

                                                                            For Three Months Ended March 31,
                                                        -------------------------------------------------------------------------
                                                                         2003                                2002
                                                        -------------------------------------------------------------------------
                                                                       Interest     Average                Interest      Average
                                                         Average        Earned     Yield or     Average     Earned       Yield or
                                                         Balance        or Paid      Cost       Balance     or Paid        Cost
                                                        -------------------------------------------------------------------------
ASSETS Interest earnings assets:
Federal funds sold ..................................   $  19,118     $      47      0.98%    $   14,973   $     104        2.78%
Interest-bearing deposits at
   financial institutions ...........................      13,820           123      3.56%        14,173         210        5.93%
Investment securities (1) ...........................      81,473           988      4.85%        65,586         981        5.98%
Gross loans receivable (2) ..........................     451,251         6,809      6.04%       342,974       5,842        6.81%
                                                        -------------------------------------------------------------------------

   Total interest earning assets ....................     565,662         7,967      5.63%       437,705       7,137        6.52%

Noninterest-earning assets:
Cash and due from banks .............................   $  26,063                             $   19,307
Premises and equipment ..............................       9,050                                  9,298
Less allowance for estimated losses on loans ........      (7,186)                                (5,030)
Other ...............................................      14,259                                 19,354
                                                        ---------                             ----------
   Total assets .....................................   $ 607,848                             $  480,634
                                                        =========                             ==========

LIABILITIES AND
   STOCKHOLDERS' EQUITY Interest-bearing liabilities:
Interest-bearing demand deposits ....................   $ 141,034           365      1.04%    $  108,314         425        1.57%
Savings deposits ....................................      11,977            17      0.57%         9,007          29        1.29%
Time deposits .......................................     193,312         1,488      3.08%       171,672       1,650        3.84%
Short-term borrowings ...............................      38,119            87      0.91%        27,023         120        1.78%
Federal Home Loan Bank advances .....................      76,104           766      4.03%        42,765         557        5.21%
COMR ................................................      12,000           283      9.43%        12,000         283        9.43%
Other borrowings ....................................       6,000            52      3.47%         5,000          66        5.28%
                                                        -------------------------------------------------------------------------
   Total interest-bearing
       liabilities ..................................     478,546         3,058      2.56%       375,780       3,130        3.33%

Noninterest-bearing demand ..........................      86,112                                 62,505
Other noninterest-bearing
   liabilities ......................................       6,090                                 11,593
Total liabilities ...................................     570,748                                449,877
Stockholders' equity ................................      37,100                                 30,757
                                                        ---------                             ----------

   Total liabilities and
       stockholders' equity .........................   $ 607,848                             $  480,634
                                                        =========                             ==========

Net interest income .................................                 $   4,909                            $   4,007
                                                                      =========                            =========

Net interest spread .................................                                3.07%                                 3.19%
                                                                                     =====                                 =====

Net interest margin .................................                                3.47%                                 3.66%
                                                                                     =====                                 =====

Ratio of average interest earning
   assets to average interest-
   bearing liabilities ..............................     118.20%                                116.48%
                                                       ==========                              =========

(1) Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(2) Loan fees are not material and are included in interest income from loans receivable.

             Analysis of Changes of Interest Income/Interest Expense
                    For the three months ended March 31, 2003

                                                     Inc./(Dec.)     Components
                                                       from         of Change (1)
                                                       From      ------------------
                                                       Prior
                                                       Period     Rate      Volume
                                                      -----------------------------
                                                              2003 vs. 2002
                                                      -----------------------------
                                                           (Dollars in Thousands)
INTEREST INCOME
Federal funds sold ................................   $   (57)   $  (201)   $   144
Interest-bearing deposits at financial institutions       (87)       (82)        (5)
Investment securities (2) .........................         7       (831)       838
Gross loans receivable (3) ........................       967     (3,661)     4,628
                                                      -----------------------------
          Total change in interest income .........   $   830    $(4,775)   $ 5,605
                                                      -----------------------------

INTEREST EXPENSE
Interest-bearing demand deposits ..................   $   (60)   $  (576)   $   516
Savings deposits ..................................       (12)       (56)        44
Time deposits .....................................      (162)    (1,118)       956
Short-term borrowings .............................       (33)      (231)       198
Federal Home Loan Bank advances ...................       209       (737)       946
COMR ..............................................      --         --         --
Other borrowings ..................................       (14)       (76)        62
                                                      -----------------------------
          Total change in interest expense ........   $   (72)   $(2,794)   $ 2,722
                                                      -----------------------------

Total change in net interest income ...............       902    $(1,981)     2,883
                                                      =============================

(1) The column "increase/decrease from prior period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2) Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

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

The Company realized a 0.12% decrease in the net interest spread declining from 3.19% for the quarter ended March 31, 2002 to 3.07% for the quarter ended March 31, 2003. The average yield on interest-earning assets decreased 0.89% for the quarter ended March 31, 2003 when compared to the same quarter ended March 31, 2002. At the same time, the average cost of interest-bearing liabilities declined 0.77%. The narrowing of the net interest spread resulted in deterioration of the Company's net interest margin. For the three months ended March 31, 2003, the net interest margin was 3.47% compared to 3.66% for the same period in 2002. Management aggressively managed the Company's cost of funds during the dramatic drop in short-term interest rates in 2001 and the continuation of a low interest rate environment throughout 2002 and into 2003, and continues to closely monitor and manage net interest margin.

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Interest income increased by $824 thousand to $7.9 million for the three-month period ended March 31, 2003 when compared to $7.1 million for the quarter ended March 31, 2002. The increase of 12% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, partially offset by reduced interest rates. The Company's average yield on interest-earning assets decreased 0.89% for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002.

Interest expense decreased by $72 thousand from $3.1 million for the three-month period ended March 31, 2002 to $3.0 million for the three-month period ended March 31, 2003. The 2% decrease in interest expense was caused by significant reductions in interest rates, almost entirely offset by greater average, outstanding balances in interest-bearing liabilities, principally with respect to customers' deposits in subsidiary banks, Federal Home Loan Bank advances and short-term borrowings. The Company's average cost of interest-bearing liabilities declined 0.77% for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002.

At March 31, 2003 and December 31, 2002, the Company had an allowance for estimated losses on loans approximately at 1.65% and 1.61 %, respectively, of held for investment loans. The provision for loan losses increased by $833 thousand from $497 thousand for the three-month period ended March 31, 2002 to $1.3 million for the three-month period ended March 31, 2003. During the first quarter of 2003, management made monthly provisions for loan losses based upon a number of factors, including principally the increase in loans and a detailed analysis of the loan portfolio. During the first quarter of 2003, the $1.3 million provision to the allowance for loan losses was attributed 27%, or $353 thousand, to net growth in the loan portfolio, and 73%, or $977 thousand, to downgrades and write-offs within the portfolio. For the three months ended March 31, 2003, commercial loan charge-offs totaled $758 thousand, which resulted entirely from a single customer relationship at Quad City Bank & Trust, and there were no commercial recoveries. The write-off of this relationship accounted for 57% of the provision for loans losses during the first quarter of 2003 and was in addition to a $1.2 million charge-off, which occurred during the quarter ended December 31, 2002. The additional losses are a result of environmental issues associated with the collateral for the loan, which were identified during the first quarter of 2003. The Company believes that these environmental issues have negatively impacted the value and salability of the business and has determined that it is appropriate to take a conservative approach and write-down the loan balance to reflect no value in the real estate and equipment collateral. Quad City Bank & Trust will proceed with efforts to liquidate all other collateral, and is pursuing a sale of the real estate and equipment, as well as all available legal remedies against the borrower. Consumer loan charge-offs and recoveries totaled $92 thousand and $81 thousand, respectively, during the quarter. Residential real estate loans had no charge-offs or recoveries for the three months ended March 31, 2003.

Noninterest income of $2.5 million for the three-month period ended March 31, 2003 was a $660 thousand, or 36%, increase from $1.8 million for the three-month period ended March 31, 2002. Noninterest income during each of the quarters in comparison consisted primarily of income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. The quarter ended March 31, 2003, when compared to the same quarter in 2002, posted a $77 thousand decrease in fees earned by the merchant credit card operations of Bancard. This 19% decline in merchant credit card fees was a result of the sale of independent sales organization (ISO) related merchant credit card activity to iPayment, Inc. in October 2002. Gains on the sale of residential real estate mortgage loans, net, increased $537 thousand from the quarter ended March 31, 2002 to the same quarter in calendar 2003. The activity within this area of the subsidiary banks was stimulated by interest rates consistent with or lower than those seen during the same period last year. Additional variations in noninterest income consisted of a $33 thousand decrease in trust department fees, a $75 thousand increase in deposit service fees, and a $157 thousand increase in other noninterest income. Other noninterest income in each quarter consisted primarily of investment advisory and management fees, fees collected from correspondent banks, item processing fees, ATM fees, and income from associated companies.

Merchant credit card fees, for the three months ended March 31, 2003 decreased by 19% reflecting the initial effects of the sale of the independent sales organization (ISO) related merchant credit card activity to iPayment, Inc. On October 22, 2002, the Company announced Bancard's sale of its ISO-related merchant credit card operations to iPayment, Inc. for $3.5 million. After contractual compensation and severance payments, transaction expenses, and income taxes, the transaction resulted in a gain of $1.3 million, or $0.47 per share, which was realized during the quarter ended December 31, 2002. Also included in the sale were all of the merchant credit card processing relationships owned by Allied. Bancard continues to provide credit card processing for its local merchants and cardholders of the subsidiary banks and agent banks. During the three-month period ended March 31, 2003, Bancard also temporarily continued to process ISO related transactions for iPayment, Inc. for a fixed monthly fee rather than a percentage of transaction volumes. The Company anticipates that this ISO processing will be transferred to another provider in the second quarter of 2003. As previously anticipated, the Company's sale of the ISO-related merchant credit card processing has reduced Bancard's monthly earnings. The Company continues to believe that Bancard will remain profitable with its narrowed business focus of continuing to provide credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks. At that time, the Company anticipates that merchant credit card fees, net of processing costs, will be in a range of $50 thousand to $90 thousand a month from the Company's local merchant, cardholder, and agent bank portfolios. As a result, Quad City Bancard's net income will likely be approximately break even for a period after the iPayment processing is moved to another provider.

For the quarter ended March 31, 2003, trust department fees decreased $33 thousand, or 5%, to $561 thousand from $594 thousand for the same quarter in 2002. Although there was continued development of existing trust relationships and the addition of new trust customers during the quarter, the impact of such was entirely offset by the reduced market values of securities held in trust accounts and the resulting impact in the realization of trust fees.

Deposit service fees increased $76 thousand, or 30%, to $331 thousand from $255 thousand for the three-month periods ended March 31, 2003 and March 31, 2002, respectively. This increase was primarily a result of the growth in deposit accounts of $83.6 million, or 23%, since March 31, 2002. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, were $955 thousand for the three months ended March 31, 2003, which reflected an increase of 129%, or $537 thousand, from $418 thousand for the three months ended March 31, 2002. The increase resulted from larger numbers of home refinances and/or home purchases, and the subsequent sale of the majority of these loans into the secondary market. Depressed interest rates, which have existed for the last several months, continued to stimulate the activity within this area of the subsidiary banks throughout the first quarter of 2003. While mortgage rates remain at historically low levels, management does not anticipate that the level of gains on sales of loans, net will continue throughout the year.

For the quarter ended March 31, 2003, other noninterest income increased $157 thousand, or 107%, to $304 thousand from $147 thousand for the same quarter in 2002. The increase was primarily due to a combination of increased earnings realized by Nobel Electronic Transfer, LLC, one of the four associated companies in which the Company holds an interest, and to improved fees generated from the usage of Visa check cards by customers of the subsidiary banks.

The primary components of noninterest expenses were mainly salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both quarters. Noninterest expenses for the three months ended March 31, 2003 were $4.8 million as compared to $4.4 million for the same period in 2002, for an increase of $389 thousand or 9%.

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2003 and 2002.

                              Noninterest Expenses

                                                  Three months ended
                                                       March 31,
                                                -----------------------
                                                   2003         2002    % Change
                                                --------------------------------

Salaries and employee benefits ..............   $2,884,792   $2,538,376    13.7%
Professional and data processing fees .......      429,070      326,536    31.4%
Advertising and marketing ...................      148,756      148,287     0.3%
Occupancy and equipment expense .............      651,697      605,659     7.6%
Stationery and supplies .....................      110,277      125,271  (12.0)%
Postage and telephone .......................      153,565      126,673    21.2%
Other .......................................      405,686      524,385  (22.6)%
                                                -----------------------
              Total noninterest expenses ....   $4,783,843    4,395,187     8.8%
                                                =======================

Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For the quarter ended March 31, 2003, total salaries and benefits increased to $2.9 million or $346 thousand over the previous year's quarter total of $2.5 million. The increase was primarily due to the addition of employees at the subsidiary banks, in combination with increased incentive compensation to real estate officers proportionate to the increased volumes of gains on sales of loans. Professional and data processing fees increased from $327 thousand for the three months ended March 31, 2002 to $429 thousand for the same three-month period in 2003. The $102 thousand increase was predominately due to increases in data processing and auditing fees at the subsidiary banks, substantially offset by a decrease in legal fees at Bancard as a result of the conclusion of legal settlement proceedings in February 2002. Occupancy and equipment expense increased $46 thousand or 8% from quarter to quarter. The increase was predominately due to increased levels of rent, utilities, depreciation, maintenance, and other occupancy expenses associated with the Company's facilities. Postage and telephone increased $27 thousand from $127 thousand for the three months ended March 31, 2002 to $154 thousand for the same period in 2003. The increase was proportionate to the increased business activity throughout the Company. Other noninterest expense declined $119 thousand, or 23%, for the three months ended March 31, 2003 when compared to the like period in 2002. The decrease was primarily due to the elimination of Bancard's monthly provision for merchant credit card losses as a result of the sale of ISO related merchant credit card activity to iPayment, Inc. in October 2002.

The provision for income taxes was $396 thousand for the three-month period ended March 31, 2003 compared to $274 thousand for the three-month period ended March 31, 2002 for an increase of $122 thousand or 44%. The increase was the result of an increase in income before income taxes of $335 thousand or 38% for the 2003 quarter when compared to the 2002 quarter, in combination with a slight increase in the Company's effective tax rate.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash provided by operating activities, consisting primarily of proceeds on sales of loans, was $15.0 million for the three months ended March 31, 2003 compared to $3.9 million net cash provided in the same period in 2002. Net cash used in investing activities, consisting principally of loan originations to be held for investment, was $30.3 million for the three months ended March 31, 2003 and $37.4 million for the three months ended March 31, 2002. Net cash provided by financing activities, consisting primarily of deposit growth, for the three months ended March 31, 2003 was $19.6 million and for the same period in 2002 was $32.3 million.

The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At March 31, 2003, the subsidiary banks had eight unused lines of credit totaling $43.0 million of which $4.0 million was secured and $39.0 million was unsecured. At December 31, 2002, the subsidiary banks had seven unused lines of credit totaling $38.0 million of which $4.0 million was secured and $34.0 million was unsecured. At both March 31, 2003 and December 31, 2002, the Company also had a secured line of credit at its primary correspondent bank for $10.0 million. At December 31, 2002, $5.0 million had been drawn and used as partial funding for the capitalization of Cedar Rapids Bank & Trust, and in February 2003 an additional $2.0 million was drawn as funding to maintain the required level of capital at Cedar Rapids Bank & Trust.

The Company paid its first cash dividend of $0.05 per share on January 3, 2003, to stockholders of record on December 16, 2002. Going forward it is the Company's intention to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued rapid growth, however believes that operating results have reached a level that can sustain dividends to stockholders as well. At the annual meeting of stockholders on May 7, 2003, the Company announced the declaration of a $0.05 per share cash dividend payable on July 3, 2003, to stockholders of record on June 16, 2003.

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

One method used to quantify interest rate risk is the net portfolio value analysis. This analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The most recent net portfolio value analysis, as of December 31, 2002, projected that net portfolio value would decrease by approximately 5.40% if interest rates would rise 200 basis points over the next year. It projected an increase in net portfolio value of approximately 4.61% if interest rates would drop 200 basis points. Both simulations are within the board-established policy limits of a 10% decline in value.

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

         (b)   Reports on Form 8-K

               A report on Form 8-K was filed on February 10, 2003 under Item 5, which reported the Company's financial information, including earnings for both the quarter and six-month transition period ended December 31, 2002, in the form of a press release.

               A report on Form 8-K was filed on May 1, 2003 under Item 12, which reported the Company's financial information, including earnings for the quarter ended March 31, 2003, in the form of a press release.

               A report on Form 8-K was filed on May 8, 2003 under Item 12, which reported the Company's announcement of the declaration of a cash dividend and the results of the Annual Stockholders Meeting that was held May 7, 2003 in the form of a press release.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               QCR HOLDINGS, INC.
                                  (Registrant)

Date    May 14, 2003                              /s/ Michael A. Bauer
                                                      --------------------------
                                                      Michael A. Bauer, Chairman

Date    May 14, 2003                              /s/ Douglas M. Hultquist
                                                      --------------------------
                                                      Douglas M. Hultquist,
                                                      President
                                                      Chief Executive Officer

Date    May 14, 2003                              /s/ Todd A. Gipple
                                                      --------------------------
                                                      Todd A. Gipple, Executive
                                                      Vice President
                                                      Chief Financial Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

                                                    /s/  Douglas M. Hultquist
                                                         -----------------------
                                                         Douglas M. Hultquist
                                                         Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

                                                    /s/  Todd A. Gipple
                                                         ----------------------
                                                         Todd A. Gipple
                                                         Chief Financial Officer