Form 10-Q
period 2003-06-30
QCR HOLDINGS INC
filed 2003-08-11
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES  AND EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

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

Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 1, 2003, the Registrant had outstanding 2,786,190 shares of common stock, $1.00 par value per share.

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ x ]

                       QCR HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Page
                                                                          Number

Part I     FINANCIAL INFORMATION

           Item 1     Consolidated Financial Statements (Unaudited)

                      Consolidated Balance Sheets,
                      June 30, 2003 and December 31, 2002                      2

                      Consolidated Statements of Income,
                      For the Three Months Ended June 30, 2003 and 2002        3

                      Consolidated Statements of Income,
                      For the Six Months Ended June 30, 2003 and 2002          4

                      Consolidated Statements of Cash Flows,
                      For the Six Months Ended June 30, 2003 and 2002          5

                      Notes to Consolidated Financial Statements            6-12

           Item 2     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        13-32

           Item 3     Quantitative and Qualitative Disclosures                33
                      About Market Risk

           Item 4     Controls and Procedures                              34-35

Part II    OTHER INFORMATION

           Item 1     Legal Proceedings                                       36

           Item 2     Changes in Securities and Use of Proceeds               36

           Item 3     Defaults Upon Senior Securities                         36

           Item 4     Submission of Matters to a Vote of Security Holders     36

           Item 5     Other Information                                       36

           Item 6     Exhibits and Reports on Form 8-K                        37

           Signatures                                                      38-39

                       QCR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       June 30, 2003 and December 31, 2002

                                                                                     June 30,       December 31,
                                                                                       2003             2002
                                                                                   ------------------------------
ASSETS
Cash and due from banks ........................................................   $  31,989,972    $  24,906,003
Federal funds sold .............................................................      31,750,000       14,395,000
Interest-bearing deposits at financial institutions ............................      12,086,926       14,568,142

Securities held to maturity, at amortized cost .................................         400,225          425,332
Securities available for sale, at fair value ...................................      93,633,909       81,228,749
                                                                                   ------------------------------
                                                                                      94,034,134       81,654,081
                                                                                   ------------------------------

Loans receivable held for sale .................................................      22,538,122       23,691,004
Loans receivable held for investment ...........................................     467,214,667      426,044,732
Less: Allowance for estimated losses on loans ..................................      (7,907,969)      (6,878,953)
                                                                                   ------------------------------
                                                                                     481,844,820      442,856,783
                                                                                   ------------------------------

Premises and equipment, net ....................................................       8,918,525        9,224,542
Accrued interest receivable ....................................................       3,207,338        3,221,246
Other assets ...................................................................       1,111,030       13,774,559
                                                                                   ------------------------------

        Total assets ...........................................................   $ 664,942,745    $ 604,600,356
                                                                                   ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing .........................................................   $  99,123,917    $  89,675,609
   Interest-bearing ............................................................     383,927,125      345,072,014
                                                                                   ------------------------------
     Total deposits ............................................................     483,051,042      434,747,623
                                                                                   ------------------------------

Short-term borrowings ..........................................................      36,257,578       32,862,446
Federal Home Loan Bank advances ................................................      79,294,895       74,988,320
Other borrowings ...............................................................       7,000,000        5,000,000
Company obligated manditorily redeemable preferred securities of
     subsidiary trust holding solely subordinated debentures ...................      12,000,000       12,000,000
Other liabilities ..............................................................       7,796,181        8,415,365
                                                                                   ------------------------------
        Total liabilities ......................................................     625,399,696      568,013,754
                                                                                   ------------------------------

STOCKHOLDERS' EQUITY
Common stock, $1 par value; shares authorized 5,000,000; .......................       2,839,352        2,823,061
   June 2003 - shares issued 2,839,352 and outstanding 2,779,206 December 2002 -
   2,823,061 and 2,762,915 respectively
Additional paid-in capital .....................................................      16,868,754       16,761,423
Retained earnings ..............................................................      18,127,508       15,712,600
Accumulated other comprehensive income .........................................       2,561,971        2,144,054
                                                                                   ------------------------------
                                                                                      40,397,585       37,441,138

Less cost of 60,146 common shares acquired for the treasury ....................        (854,536)        (854,536)
                                                                                   ------------------------------
        Total stockholders' equity .............................................      39,543,049       36,586,602
                                                                                   ------------------------------
        Total liabilities and stockholders' equity .............................   $ 664,942,745    $ 604,600,356
                                                                                   ==============================

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           Three Months Ended June 30

                                                                   2003           2002
                                                                --------------------------
Interest and dividend income:
     Loans, including fees ..................................   $ 7,302,264    $ 6,337,840
     Securities:
           Taxable ..........................................       757,712        868,809
           Nontaxable .......................................       119,985        113,290
     Interest-bearing deposits at financial institutions ....       111,856        254,698
     Federal funds sold .....................................        54,407         17,715
                                                                --------------------------
          Total interest and dividend income ................     8,346,224      7,592,352
                                                                --------------------------

Interest expense:
      Deposits ..............................................     1,826,459      2,055,346
      Short-term borrowings .................................       101,556        122,268
      Federal Home Loan Bank advances .......................       957,189        594,644
      Other borrowings ......................................        58,555         51,109
      Company obligated manditorily redeemable
           preferred securities .............................       283,377        283,377
                                                                --------------------------
          Total interest expense ............................     3,227,136      3,106,744
                                                                --------------------------

          Net interest income ...............................     5,119,088      4,485,608

 Provision for loan losses ..................................       358,000        727,600
                                                                --------------------------
          Net interest income after provision for loan losses     4,761,088      3,758,008
                                                                --------------------------

Noninterest income:
     Merchant credit card fees, net of processing costs .....       657,754        660,421
     Trust department fees ..................................       580,579        570,561
     Deposit service fees ...................................       362,923        275,646
     Gains on sales of loans, net ...........................     1,214,011        340,719
     Securities gains (losses), net .........................          (591)         7,103
     Other ..................................................       434,062        191,296
                                                                --------------------------
          Total noninterest income ..........................     3,248,738      2,045,746
                                                                --------------------------

Noninterest expenses:
     Salaries and employee benefits .........................     3,200,921      2,764,849
     Professional and data processing fees ..................       530,436        299,533
     Advertising and marketing ..............................       204,770        169,072
     Occupancy and equipment expense ........................       656,741        588,562
     Stationery and supplies ................................       114,443        115,121
     Postage and telephone ..................................       164,557        129,918
     Other ..................................................       527,711        315,272
                                                                --------------------------
          Total noninterest expenses ........................     5,399,579      4,382,327
                                                                --------------------------

          Income before income taxes ........................     2,610,247      1,421,427
Federal and state income taxes ..............................       883,347        410,667
                                                                --------------------------
          Net income ........................................   $ 1,726,900    $ 1,010,760
                                                                ==========================

Earnings per common share:
          Basic .............................................   $      0.62    $      0.37
          Diluted ...........................................   $      0.61    $      0.36
          Weighted average common shares outstanding ........     2,777,252      2,746,289
          Weighted average common and common equivalent .....     2,843,706      2,814,909
                shares outstanding

Comprehensive income ........................................   $ 2,069,385    $ 1,813,713

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                            Six Months Ended June 30

                                                                    2003           2002
                                                                ----------------------------
Interest and dividend income:
     Loans, including fees ..................................   $ 14,111,493    $ 12,180,353
     Securities:
           Taxable ..........................................      1,563,881       1,687,482
           Nontaxable .......................................        240,242         220,312
     Interest-bearing deposits at financial institutions ....        234,918         464,856
     Federal funds sold .....................................        101,757         121,334
                                                                ----------------------------
          Total interest and dividend income ................     16,252,291      14,674,337
                                                                ----------------------------

Interest expense:
      Deposits ..............................................      3,695,524       4,158,580
      Short-term borrowings .................................        188,864         242,305
      Federal Home Loan Bank advances .......................      1,723,436       1,151,768
      Other borrowings ......................................        110,515         117,223
      Company obligated manditorily redeemable
           preferred securities .............................        566,753         566,753
                                                                ----------------------------
          Total interest expense ............................      6,285,092       6,236,629
                                                                ----------------------------

          Net interest income ...............................      9,967,199       8,437,708

 Provision for loan losses ..................................      1,688,427       1,225,100
                                                                ----------------------------
          Net interest income after provision for loan losses      8,278,772       7,212,608
                                                                ----------------------------

Noninterest income:
     Merchant credit card fees, net of processing costs .....        995,247       1,074,681
     Trust department fees ..................................      1,141,721       1,164,319
     Deposit service fees ...................................        693,771         531,081
     Gains on sales of loans, net ...........................      2,169,420         758,814
     Securities gains (losses), net .........................           (591)          7,103
     Other ..................................................        737,993         338,421
                                                                ----------------------------
          Total noninterest income ..........................      5,737,561       3,874,419
                                                                ----------------------------

Noninterest expenses:
     Salaries and employee benefits .........................      6,085,713       5,303,225
     Professional and data processing fees ..................        959,506         626,069
     Advertising and marketing ..............................        353,526         317,359
     Occupancy and equipment expense ........................      1,308,438       1,194,221
     Stationery and supplies ................................        224,720         240,392
     Postage and telephone ..................................        318,122         256,591
     Other ..................................................        933,397         839,657
                                                                ----------------------------
          Total noninterest expenses ........................     10,183,422       8,777,514
                                                                ----------------------------

          Income before income taxes ........................      3,832,911       2,309,513
Federal and state income taxes ..............................      1,279,063         684,670
                                                                ----------------------------
          Net income ........................................   $  2,553,848    $  1,624,843
                                                                ============================

Earnings per common share:
          Basic .............................................   $       0.92    $       0.59
          Diluted ...........................................   $       0.90    $       0.58
          Weighted average common shares outstanding ........      2,772,133       2,744,986
          Weighted average common and common equivalent .....      2,835,717       2,809,917
                shares outstanding

Comprehensive income ........................................   $  2,971,765    $  2,244,897

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            Six Months Ended June 30

                                                                           2003           2002
                                                                      -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .......................................................  $   2,553,848   $   1,624,843
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ...................................................        527,914         476,897
    Provision for loan losses ......................................      1,688,427       1,225,100
    Amortization of offering costs on subordinated debentures ......         14,753          14,753
    Amortization of premiums on securities, net ....................        287,770          98,194
    Investment securities (gains)/losses, net ......................            591          (7,103)
    Loans originated for sale ......................................   (140,594,814)
    Proceeds on sales of loans .....................................    143,917,116      60,268,455
    Net gains on sales of loans ....................................     (2,169,420)       (758,814)
    Net losses on sales of premises and equipment ..................         40,299               0
    Tax benefit of nonqualified stock options exercised ............        113,489          60,332
    (Increase) decrease in accrued interest receivable .............         13,908         (85,007)
    (Increase) decrease in other assets ............................     12,538,885      (6,313,304)
    Increase (decrease) in other liabilities .......................       (619,978)        976,017
                                                                      -----------------------------
        Net cash provided by operating activities ..................  $  18,312,788   $   3,042,873
                                                                      -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in federal funds sold  ...................    (17,355,000)      9,800,000
  Net (increase) decrease in interest-bearing deposits at
    financial institutions .........................................      2,481,216      (4,567,435)
  Activity in securities portfolio:
    Purchases ......................................................    (25,280,886)    (14,892,995)
    Calls and maturities ...........................................     10,750,000       4,807,500
    Paydowns .......................................................      2,530,330         862,626
  Activity in life insurance contracts:
    Purchases ......................................................        (66,312)       (401,087)
   (Increase) decrease in cash value ...............................        (73,738)        139,668
  Net loans originated and held for investment .....................    (41,829,346)    (52,619,101)
  Purchase of premises and equipment ...............................       (484,675)       (333,044)
  Proceeds from sales of premises and equipment ....................        222,479               0
                                                                      -----------------------------
        Net cash used in investing activities ......................  $ (69,105,932)  $ (57,203,868)
                                                                      -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit accounts .................................     48,303,419      32,429,682
  Net increase in short-term borrowings ............................      3,395,132       8,210,344
  Activity in Federal Home Loan Bank advances:
    Advances .......................................................     10,350,000      12,500,000
    Payments .......................................................     (6,043,425)       (250,965)
  Net increase in other borrowings .................................      2,000,000               0
  Payment of cash dividend .........................................       (138,146)              0
  Proceeds from issuance of common stock, net ......................         10,133         (26,954)
                                                                      -----------------------------
        Net cash provided by financing activities ..................  $  57,877,113   $  52,862,107
                                                                      -----------------------------

        Net increase (decrease) in cash and due from banks .........      7,083,969      (1,298,888)
Cash and due from banks, beginning .................................     24,906,003      19,691,318
                                                                      -----------------------------
Cash and due from banks, ending ....................................  $  31,989,972   $  18,392,430
                                                                      =============================

Supplemental disclosure of cash flow information, cash payments for:
  Interest .........................................................  $   6,713,509   $   6,121,867
                                                                      =============================

  Income/franchise taxes ...........................................  $   2,312,153   $     860,050
                                                                      =============================
Supplemental schedule of noncash investing activities:
  Change in accumulated other comprehensive income,
   unrealized gains on securities available for sale, net ..........  $     417,917   $     620,054

See Notes to Consolidated Financial Statements

Part I
Item 1

                               QCR HOLDINGS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Principles of consolidation: The accompanying consolidated financial statements include the accounts of QCR Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company ("Quad City Bank & Trust"), Cedar Rapids Bank and Trust Company ("Cedar Rapids Bank & Trust"), Quad City Bancard, Inc. ("Bancard"), Allied Merchant Services, Inc. ("Allied"), QCR Capital Trust I ("Capital Trust"), and Quad City Liquidation Corporation ("QCLC"). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition to these six wholly owned subsidiaries, the Company has an aggregate investment of $298 thousand in four associated companies, Nobel Electronic Transfer, LLC, Nobel Real Estate Investors, LLC, Velie Plantation Holding Company, and Clarity Merchant Services, Inc.

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

                                             Three Months Ended           Six Months Ended
                                                  June 30,                    June 30,
                                          ----------------------------------------------------
                                             2003          2002          2003          2002
                                          ----------------------------------------------------
Net income, as reported ...............   $1,726,900    $1,010,760    $2,553,848    $1,624,843
Deduct total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects ..      (25,416)      (22,382)      (51,613)      (44,851)
                                          ----------------------------------------------------
        Net income ....................   $1,701,484    $  988,378    $2,502,235    $1,579,992
                                          ====================================================

Earnings per share:
  Basic:
    As reported .......................   $     0.62    $     0.37    $     0.92    $     0.59
    Pro forma .........................         0.61          0.36          0.90          0.58
  Diluted:
    As reported .......................         0.61          0.36          0.90          0.58
    Pro forma .........................         0.60          0.35          0.89          0.57

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions for grants during the six months ended June 30, 2003 and 2002: dividend rate of 0.59% for the six months ended June 30, 2003 and 0.0% for the six months ended June 30, 2002; expected price volatility of 23.54% to 24.54%; risk-free interest rate based upon current rates at the date of grants (3.68% to 5.68% for stock options and 1.16% to 1.29% for the employee stock purchase plan); and expected lives of 10 years for stock options and 3 months to 6 months for the employee stock purchase plan.

NOTE 2 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                  Three months ended         Six months ended
                                       June 30,                   June 30,
                                 -----------------------------------------------
                                   2003         2002        2003         2002
                                 -----------------------------------------------

Net income, basic and diluted
  earnings ...................   $1,726,900  $1,010,760  $2,553,848   $1,624,843

Weighted average common shares
  outstanding ................    2,777,252   2,746,289   2,772,133    2,744,986

Weighted average common shares
  issuable upon exercise of
  stock options and under the
  employee stock purchase
  plan .......................       66,454      68,620      63,584       64,931
                                 -----------------------------------------------
Weighted average common and
  common equivalent shares
  outstanding ................    2,843,706   2,814,909   2,835,717    2,809,917
                                 ===============================================

NOTE 3 - BUSINESS SEGMENT INFORMATION

Selected financial information on the Company's business segments is presented as follows for both the three-month and six-month periods ended June 30, 2003 and 2002, respectively.

                                Three months ended              Six months ended
                                     June 30,                        June 30,
                           ------------------------------------------------------------
                               2003            2002            2003            2002
                           ------------------------------------------------------------
Revenue:
  Commercial banking ...   $ 10,250,725    $  8,313,588    $ 19,605,673    $ 16,138,516
  Credit card processing        698,852         699,246       1,080,362       1,152,864
  Trust management .....        580,578         570,561       1,141,721       1,164,320
  All other ............         64,807          54,703         162,096          93,056
                           ------------------------------------------------------------
        Total revenue ..   $ 11,594,962    $  9,638,098    $ 21,989,852    $ 18,548,756
                           ============================================================

Net income (loss):
  Commercial banking ...   $  1,660,457    $    932,705    $  2,540,163    $  1,738,144
  Credit card processing        334,005         221,994         491,712         176,501
  Trust management .....        129,027         149,754         257,679         323,246
  All other ............       (396,589)       (293,693)       (735,706)       (613,048)
                           ------------------------------------------------------------
        Total net income   $  1,726,900    $  1,010,760    $  2,553,848    $  1,624,843
                           ============================================================

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the company's subsidiary banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit, and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the banks upon extension of credit, is based upon management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At June 30, 2003 and December 31, 2002, no amounts have been recorded as liabilities for the banks' potential obligations under these guarantees.

As of June 30, 2003 and December 31, 2002, commitments to extend credit aggregated $171.1 million and $165.2 million, respectively. As of June 30, 2003 and December 31, 2002, standby letters of credit aggregated $6.2 million and $4.9 million, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $22.5 million and $23.7 million, at June 30, 2003 and December 31, 2002, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Bancard is subject to the risk of chargebacks from cardholders and the merchant being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant.

The Company also has a guarantee to MasterCard International Incorporated, which is backed up by a performance bond in the amount of $1.0 million. As of June 30, 2003 and December 31, 2002, there were no significant pending liabilities.

A significant portion of residential mortgage loans sold to investors in the secondary market are sold with recourse. Specifically, certain loan sales agreements provide that if the borrower becomes delinquent a number of payments or a number of days, within six months to one year of the sale, the banks must repurchase the loan from the subject investor. The banks did not repurchase any loans from secondary market investors under the terms of these loan sales agreements during the six months ended June 30, 2003 and December 31, 2002, respectively. In the opinion of management, the risk of recourse to the banks is not significant and, accordingly, no liability has been established related to such.

NOTE 5 - RECENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board has issued Statement 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB No. 123. This Statement amends Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation are effective for transitions after January 1, 2003. The Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation during the six months ended June 30, 2003. The amended interim disclosure requirements were effective for the Company for the quarter ending March 31, 2003 and have been adopted in the consolidated financial statements for the period ended June 30, 2003.

The Financial Accounting Standards Board has issued Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement is not expected to have a material impact on the consolidated financial statements.

The Financial Accounting Standards Board has issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it is required to be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. For the Company, the Statement is effective July 1, 2003 and the Company is currently analyzing the impact on the consolidated financial statements.

Part I
Item 2

                       MANAGEMENTS DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued



GENERAL

QCR Holdings, Inc. (the "Company") is the parent company of Quad City Bank & Trust, Cedar Rapids Bank & Trust, and Quad City Bancard, Inc.

Quad City Bank & Trust and Cedar Rapids Bank & Trust are Iowa-chartered commercial banks that are members of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation. Quad City Bank & Trust commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its four offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. Cedar Rapids Bank & Trust commenced operations in 2001 and provides full-service commercial and consumer banking service to Cedar Rapids and adjacent communities through its office located in the GreatAmerica Building in downtown Cedar Rapids, Iowa.

Quad City Bancard, Inc. ("Bancard") provides merchant and cardholder credit card processing services. In October 2002, the Company sold Bancard's independent sales organization (ISO) related merchant credit card operations to iPayment, Inc. At June 30, 2003, Bancard continued to temporarily process transactions for iPayment, Inc., and approximately 32,000 merchants. This arrangement is anticipated to terminate later in 2003. When iPayment, Inc. discontinues processing with Bancard, it is expected that processing volumes will decrease significantly. Bancard will, however, continue to provide credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks.

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

From the Company's formation in 1993 through June 30, 2002, its fiscal year end had been June 30th. In 2002, the Company changed its fiscal year end to December 31st. The Company filed a Form 10-K with the Securities and Exchange Commission for the transition period July 1, 2002 through December 31, 2002.

CRITICAL ACCOUNTING POLICY

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis, which discusses the allowance for loan losses in the section entitled "Financial Condition." Although management believes the levels of the allowance as of both June 30, 2003 and December 31, 2002 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

FINANCIAL CONDITION

Total assets of the Company increased by $60.3 million, or 10%, to $664.9 million at June 30, 2003 from $604.6 million at December 31, 2002. The growth resulted primarily from increases in the loan and securities portfolios funded by deposits received from customers.

Cash and due from banks increased by $7.1 million, or 28%, to $32.0 million at June 30, 2003 from $24.9 million at December 31, 2002. The increase was primarily due to the final day of the period occurring on a Monday, and the routine receipt at Quad City Bank of significant funds passing between Visa/Mastercard and their merchants. On Monday, June 30, 2003 this amount was $13.3 million. Cash and due from banks represented both cash maintained at its subsidiary banks, as well as funds that the Company and its banks had deposited in other banks in the form of non-interest bearing demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At June 30, 2003, the subsidiary banks had $31.8 million invested in such funds. This amount increased by $17.4 million, or 121%, from $14.4 million at December 31, 2002. The increase was primarily due to increased liquidity positions at both subsidiary banks when compared to those at December 31, 2002.

Interest-bearing deposits at financial institutions decreased by $2.5 million, or 17%, to $12.1 million at June 30, 2003 from $14.6 million at December 31, 2002. Included in interest-bearing deposits at financial institutions are demand accounts, money market accounts, and certificates of deposit. The decrease was the result of maturities of certificates of deposit totaling $2.0 million, which were partially offset by purchases of $793 thousand, and decreases in money market accounts of $1.3 million.

Securities increased by $12.4 million, or 15%, to $94.0 million at June 30, 2003 from $81.7 million at December 31, 2002. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $2.5 million were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $288 thousand. Maturities and calls of securities occurred in the amount of $10.8 million. These portfolio decreases were offset by the purchase of an additional $25.3 million of securities, classified as available for sale and a $668 thousand increase in the fair value of securities, classified as available for sale.

Total loans receivable increased by $40.0 million, or 9%, to $489.7 million at June 30, 2003 from $449.7 million at December 31, 2002. The increase was the result of the origination or purchase of $349.5 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $659 thousand, and loan repayments or sales of loans of $308.8 million. During the six months ended June 30, 2003, Quad City Bank & Trust contributed $270.6 million, or 77%, and Cedar Rapids Bank & Trust contributed $78.9 million, or 23%, of the Company's loan originations or purchases. Cedar Rapids Bank & Trust participated $11.7 million, or 15%, of their originations during the period to Quad City Bank & Trust. The mix of loan types within the Company's portfolio at June 30, 2003 reflected 80% commercial, 11% real estate and 9% consumer loans. The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.

The allowance for estimated losses on loans was $7.9 million at June 30, 2003 compared to $6.9 million at December 31, 2002, an increase of $1.0 million, or 15%. The allowance for estimated losses on loans was determined based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions, and other factors that, in management's judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. The loan portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed on all credits risk-rated less than "fair quality" and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the board of directors. Although management believes that the allowance for estimated losses on loans at June 30, 2003 was at a level adequate to absorb probable losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future.

Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2003. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may still be negatively impacted by the substantial decline in equity prices experienced over the last three years. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans, and require further increases in the provision for loan losses.

Net charge-offs for the six months ended June 30 were $659 thousand in 2003 and $53 thousand in 2002. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the held for investment loan portfolio. The allowance for estimated losses on loans as a percentage of gross loans was 1.61% at June 30, 2003 and 1.53 % at December 31, 2002.

At June 30, 2003, total nonperforming assets were $5.7 million compared to $5.0 million at December 31, 2002. The $710 thousand increase was the result of a $590 thousand increase in nonaccrual loans in combination with an increase of $120 thousand in accruing loans past due 90 days or more. All of the nonperforming assets were located in the loan portfolio at Quad City Bank & Trust. The loans in the Cedar Rapids Bank & Trust loan portfolio have been originated fairly recently, and none of the loans have been categorized as nonperforming assets. As the loan portfolio at Cedar Rapids Bank & Trust matures, it is likely that there will be nonperforming loans or charge-offs associated with the portfolio.

Nonaccrual loans were $5.2 million at June 30, 2003 compared to $4.6 million at December 31, 2002, an increase of $590 thousand. The increase in nonaccrual loans was comprised of an increase in commercial loans of $900 thousand, partially offset by decreases in both real estate loans of $307 thousand and consumer loans of $3 thousand. Four large commercial lending relationships at Quad City Bank & Trust, with an aggregate outstanding balance of $3.7 million, comprised 72% of the nonaccrual loans at June 30, 2003. Management is communicating closely with these customers to monitor their situations. Like many other financial institutions, some of the Company's customers are experiencing difficulty in the lagging economy, which could lead to further increases in nonperforming assets and the need for an increased allowance for loan losses. Given the continued soft economy, management is closely monitoring the Company's loan portfolio and the need for increased provisions for possible loan losses. Nonaccrual loans represented approximately one percent of the Company's held for investment loan portfolio at June 30, 2003.

From December 31, 2002 to June 30, 2003, accruing loans past due 90 days or more increased from $431 thousand to $551 thousand. Seasonal and/or temporary setbacks experienced by two commercial loan customers at Quad City Bank & Trust accounted for $496 thousand, or 90%, of the balance at June 30, 2003. Management is working closely with these customers in an attempt to remedy their individual situations.

Premises and equipment showed a decrease of $306 thousand, or 3%, to decline to $8.9 million at June 30, 2003 from $9.2 million at December 31, 2002. During the six-month period there were purchases of additional furniture, fixtures and equipment and leasehold improvements of $485 thousand, which were more than offset by the combination of a property sale of $263 thousand and depreciation expense of $528 thousand. In January 2003, Quad City Bank & Trust's office building adjacent to the Brady Street location was sold and resulted in a net loss of $40 thousand. Quad City Bank & Trust is in the process of acquiring the northern segment of its Davenport facility, which is currently owned by the developer of the property. The purchase and development of this space, which will be occupied by various operational and administrative functions, is estimated to be $2.5 million. Quad City Bank & Trust has also initiated the purchase of check and document imaging hardware and software, which is projected to cost approximately $1.0 million over the next year.

Accrued interest receivable on loans, securities and interest-bearing deposits with financial institutions decreased by $14 thousand, or less than 1%, to remain unchanged at $3.2 million from December 31, 2002 to June 30, 2003.

Other assets decreased by $12.7 million, or 92%, to $1.1 million at June 30, 2003 from $13.8 million at December 31, 2002. The decrease was primarily due to the final day of the period occurring on a Monday, and the routine receipt at Quad City Bank of significant funds passing between Visa/Mastercard and their merchants. On Monday, June 30, 2003 this amount was $13.3 million.

Deposits increased by $48.3 million, or 11%, to $483.0 million at June 30, 2003 from $434.7 million at December 31, 2002. The increase resulted from a $40.6 million net increase in non-interest bearing, NOW, money market and savings accounts in combination with a $7.7 million net increase in interest-bearing certificates of deposit. Interest-bearing demand and money market accounts for commercial customers at the subsidiary banks were the primary contributors to the increase in deposits for the period.

Short-term borrowings increased $3.4 million, or 10%, from $32.9 million at December 31, 2002 to $36.3 million at June 30, 2003. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from some of their correspondent banks. As of both June 30, 2003 and December 31, 2002, short-term borrowings were comprised entirely of customer repurchase agreements.

Federal Home Loan Bank advances increased by $4.3 million, or 6%, to $79.3 million at June 30, 2003 from $75.0 million at December 31, 2002. As a result of their memberships in the FHLB of Des Moines, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.

Other borrowings increased to $7.0 million at June 30, 2003 for an increase of $2.0 million, or 40%, from December 31, 2002. In September 2001, the Company drew a $5.0 million advance on a line of credit at its primary correspondent bank as partial funding for the initial capitalization of Cedar Rapids Bank & Trust. In February 2003, the Company drew an additional $2.0 million advance as funding to maintain the required level of regulatory capital at Cedar Rapids Bank & Trust in light of the bank's growth.

In June 1999, the Company issued 1,200,000 shares of trust preferred securities through a newly formed subsidiary, QCR Capital Trust I. On the Company's balance sheet these securities are included with liabilities and are presented as "company obligated manditorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures", and were $12.0 million at both June 30, 2003 and December 31, 2002.

Other liabilities were $7.8 million at June 30, 2003, down $619 thousand, or 7%, from $8.4 million at December 31, 2002. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At June 30, 2003, the most significant components of other liabilities were $2.6 million of accounts payable, $2.2 million of accrued expenses, and $1.4 million of interest payable.

Common stock at June 30, 2003 was $2.8 million, which was unchanged from December 31, 2002. A slight increase of $16 thousand was the result of stock issued from the exercise of stock options, net and stock purchased under the employee stock purchase plan.

Additional paid-in capital totaled $16.9 million at June 30, 2003 up $107 thousand, or 1%, from $16.8 million at December 31, 2002. The increase resulted primarily from proceeds received in excess of the $1.00 per share par value for the 16,291 shares of common stock issued as the result of the exercise of stock options, net and stock purchased under the employee stock purchase plan.

Retained earnings increased by $2.4 million, or 15%, to $18.1 million at June 30, 2003 from $15.7 million at December 31, 2002. The increase reflected net income for the six-month period less the cash dividend declared to stockholders. On May 8, 2003, the Company announced that the board of directors had declared a cash dividend of $0.05 per share, or approximately $138 thousand, which was to be paid on July 3, 2003, to stockholders of record on June 16, 2003.

Unrealized gains on securities available for sale, net of related income taxes, totaled $2.6 million at June 30, 2003 as compared to $2.1 million at December 31, 2002. The increase in gains of $418 thousand was attributable to increases during the period in fair value of the securities identified as available for sale.

At both June 30, 2003 and December 31, 2002, the Company held 60,146 treasury shares at a total cost of $855 thousand. The weighted average cost of the shares was $14.21.

RESULTS OF OPERATIONS

OVERVIEW

Net income for the second quarter ended June 30, 2003 was $1.7 million as compared to net income of $1.0 million for the same period in 2002, an increase of $716 thousand or 71%. Basic earnings per share for the second quarter of fiscal 2003 increased to $0.62 from $0.37 in fiscal 2002. For the second quarter ended June 30, 2003, net interest income improved by 14%, noninterest income improved by 59%, and the provision for loan losses declined 51% for a combined improvement of $2.2 million when compared to the same period in 2002. Partially offsetting these improvements for the Company was an increase in noninterest expense of $1.0 million.

Net income for the six-month period ended June 30, 2003 was $2.6 million as compared to net income of $1.6 million for the same period in 2002, an increase of $929 thousand or 57%. Basic earnings per share for the six months ended June 30, 2003 increased to $0.92 from $0.59 for the first six months one year ago. For the six months ended June 30, 2003, net interest income improved by 18% while noninterest income improved by 48%, for a combined improvement of $3.4 million when compared to the same period in 2002. The improvement in noninterest income was due primarily to a large increase in the gains on sales of residential real estate loans at the subsidiary banks. Partially offsetting the improvements in revenue for the Company were increases in noninterest expense of $1.4 million and the provision for loan losses of $463 thousand. The increase in noninterest expense was predominately due to growth in salaries and employee benefits. After-tax income at Cedar Rapids Bank & Trust was $15 thousand for the six months ended June 30, 2003, as compared to after-tax losses of $478 thousand for the same period in 2002. Losses at the new bank charter have decreased at a pace anticipated by management, and Cedar Rapids Bank and Trust's growth has been more rapid than expected, as total assets surpassed $100 million in February 2003 and ended at $128.5 million at June 30, 2003.

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

The Company realized a 0.14% decrease in the net interest spread declining from 3.25% for the six months ended June 30, 2002 to 3.11% for the six months ended June 30, 2003. The average yield on interest-earning assets decreased 0.80% for the six months ended June 30, 2003 when compared to the same period ended June 30, 2002. At the same time, the average cost of interest-bearing liabilities declined 0.66%. The narrowing of the net interest spread created a reduction in the Company's net interest margin. For the six months ended June 30, 2003, the net interest margin was 3.52% compared to 3.77% for the same period in 2002. Also, playing a role in the reduction of the Company's net interest margin were prepayment penalties of $158 thousand incurred by Quad City Bank & Trust on the early pay-off of several higher rate FHLB advances, which had been borrowed in a much higher rate environment. Without these penalties, the Company's net interest margin would have been 3.58% for the six months ended June 30, 2003. Management has aggressively managed the Company's cost of funds during the dramatic drop in short-term interest rates in 2001 and the continuation of a low interest rate environment throughout 2002 and into 2003, and will continue to closely monitor and manage net interest margin.

   Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

                                                                             For 6 Months Ended June 30,
                                                        -------------------------------------------------------------------
                                                                        2003                             2002
                                                        ----------------------------------  -------------------------------
                                                                       Interest   Average               Interest   Average
                                                         Average       Earned     Yield or   Average     Earned    Yield or
                                                         Balance       or Paid     Cost      Balance    or Paid      Cost
                                                        -------------------------------------------------------------------
ASSETS Interest earnings assets:
Federal funds sold ..................................   $  18,218     $     102    1.12%    $   9,031    $    121    2.68%
Interest-bearing deposits at
   financial institutions ...........................      14,101           235    3.33%       20,119         465    4.62%
Investment securities (1) ...........................      82,394         1,928    4.68%       68,019       2,021    5.94%
Gross loans receivable (2) ..........................     458,465        14,111    6.16%      357,047      12,180    6.82%
                                                        -----------------------              --------------------
   Total interest earning assets ....................     573,177        16,376    5.71%      454,215      14,805    6.51%

Noninterest-earning assets:
Cash and due from banks .............................   $  26,919                            $  20,175
Premises and equipment ..............................       9,012                                9,261
Less allowance for estimated losses on loans ........      (7,385)                              (5,328)
Other ...............................................      22,955                               16,992
                                                        ---------                            ---------
   Total assets .....................................   $ 624,678                            $ 495,715
                                                        =========                            =========
LIABILITIES AND
   STOCKHOLDERS' EQUITY Interest-bearing liabilities:
Interest-bearing demand deposits ....................   $ 144,657           769    1.06%     $ 111,010        878    1.58%
Savings deposits ....................................      12,120            35    0.58%         9,320         55    1.18%
Time deposits .......................................     194,041         2,892    2.98%       172,693      3,225    3.73%
Short-term borrowings ...............................      37,987           189    1.00%        28,225        242    1.71%
Federal Home Loan Bank advances .....................      77,064         1,723    4.47%        44,456      1,152    5.18%
COMR ................................................      12,000           567    9.45%        12,000        567    9.45%
Other borrowings ....................................       6,500           110    3.38%         5,000        117    4.68%
                                                        -----------------------              --------------------
   Total interest-bearing
       liabilities ..................................     484,369         6,285    2.60%       382,704      6,236    3.26%

Noninterest-bearing demand ..........................      89,283                               67,703
Other noninterest-bearing
   liabilities ......................................      13,203                               14,120
Total liabilities ...................................     586,854                              464,527
Stockholders' equity ................................      37,824                               31,189
                                                        ---------                            ---------
   Total liabilities and
       stockholders' equity .........................   $ 624,678                            $ 495,715
                                                        =========                            =========
Net interest income .................................                 $  10,091                          $  8,551
                                                                      =========                          ========
Net interest spread .................................                               3.11%                            3.25%
                                                                                    =====                            =====

Net interest margin .................................                               3.52%                            3.77%
                                                                                    =====                            =====
Ratio of average interest earning
   assets to average interest-
   bearing liabilities ..............................     118.33%                              118.79%
                                                        =========                            =========

(1)  Interest  earned  and  yields  on  nontaxable   investment  securities  are
     determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2) Loan fees are not material and are included in interest income from loans receivable.

             Analysis of Changes of Interest Income/Interest Expense
                     For the six months ended June 30, 2003

                                                                     Components
                                                    Inc./(Dec.)     of Change (1)
                                                       from      ------------------
                                                   Prior Period   Rate      Volume
                                                   --------------------------------
                                                             2003 vs. 2002
                                                   --------------------------------
                                                         (Dollars in Thousands)
INTEREST INCOME

Federal funds sold ................................   $   (19)   $  (186)   $   167
Interest-bearing deposits at financial institutions      (230)      (111)      (119)
Investment securities (2) .........................       (93)      (903)       810
Gross loans receivable (3) ........................     1,931     (3,048)     4,979
                                                      -----------------------------

          Total change in interest income .........   $ 1,589    $(4,248)   $ 5,837
                                                      -----------------------------

INTEREST EXPENSE

Interest-bearing demand deposits ..................   $  (109)   $  (610)   $   501
Savings deposits ..................................       (20)       (54)        34
Time deposits .....................................      (334)    (1,195)       861
Short-term borrowings .............................       (53)      (212)       159
Federal Home Loan Bank advances ...................       571       (442)     1,014
COMR ..............................................        --         --         --
Other borrowings ..................................        (7)       (71)        64
                                                      -----------------------------

          Total change in interest expense ........   $    49    $(2,584)   $ 2,633
                                                      -----------------------------

Total change in net interest income ...............     1,540    $(1,664)     3,204
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

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Interest income increased by $754 thousand to $8.3 million for the three-month period ended June 30, 2003 when compared to $7.6 million for the quarter ended June 30, 2002. The increase of 10% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, partially offset by significant reductions in interest rates. The Company's average yield on interest-earning assets decreased 0.71% for the three months ended June 30, 2003 when compared to the three months ended June 30, 2002.

Interest expense increased by $120 thousand from $3.1 million for the three-month period ended June 30, 2002 to $3.2 million for the three-month period ended June 30, 2003. The 4% increase in interest expense was caused by prepayment penalties of $158 thousand incurred by Quad City Bank & Trust on the early pay-off of several higher rate FHLB advances. The Company's average cost of interest-bearing liabilities declined 0.66% for the three months ended June 30, 2003 when compared to the three months ended June 30, 2002.

At June 30, 2003 and December 31, 2002, the Company had an allowance for estimated losses on loans of 1.61% and 1.53 %, respectively, of gross loans. The provision for loan losses decreased by $370 thousand from $728 thousand for the three-month period ended June 30, 2002 to $358 thousand for the three-month period ended June 30, 2003. During the second quarter of 2003, management made monthly provisions for loan losses based upon a number of factors, including principally the increase in loans and a detailed analysis of the loan portfolio. During the second quarter of 2003, the $358 thousand provision to the allowance for loan losses was attributed 79%, or $284 thousand, to net growth in the loan portfolio, and 21%, or $74 thousand, to downgrades and write-offs within the portfolio. For the three months ended June 30, 2003, commercial loan charge-offs totaled $29 thousand, which resulted primarily from a single customer relationship at Quad City Bank & Trust, and there were commercial recoveries of $141 thousand. A majority of this recovery amount, or $120 thousand, was related to a $758 thousand charge-off, which occurred during the first quarter of 2003 and was in addition to a $1.2 million charge-off, which occurred during the quarter ended December 31, 2002. These recoveries resulted from the sale of the borrower's real estate and equipment, and the liquidation of all of the customer's other collateral. Quad City Bank and Trust expects additional modest recoveries in future periods as gain from the sale of other real estate, which has been deferred in accordance with current accounting rules, is recognized. Consumer loan charge-offs and recoveries totaled $49 thousand and $46 thousand, respectively, during the quarter. Residential real estate loans had no charge-offs or recoveries for the three months ended June 30, 2003.

Noninterest income of $3.2 million for the three-month period ended June 30, 2003 was a $1.2 million, or 59%, increase from $2.0 million for the three-month period ended June 30, 2002. Noninterest income during each of the quarters in comparison consisted primarily of income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous income. The quarter ended June 30, 2003, when compared to the same quarter in 2002, posted a $3 thousand decrease in fees earned by the merchant credit card operations of Bancard. Gains on the sale of residential real estate mortgage loans, net, increased $873 thousand from the quarter ended June 30, 2002 to the same quarter in calendar 2003. The activity within this area of the subsidiary banks was stimulated by mortgage rates at, or below, forty year lows. Additional variations in noninterest income consisted of a $10 thousand increase in trust department fees, an $87 thousand increase in deposit service fees, and a $243 thousand increase in other noninterest income. Other noninterest income in each quarter consisted primarily of investment advisory and management fees, earnings on the cash surrender value of life insurance, ATM fees, Visa check card fees, item processing fees, and income from associated companies.

Merchant credit card fees for the three months ended June 30, 2003 decreased by less than 1%, reflecting minor effects of the sale of the independent sales organization (ISO) related merchant credit card activity to iPayment, Inc. In October 2002, the Company sold Bancard's ISO-related merchant credit card operations to iPayment, Inc. for $3.5 million. After contractual compensation and severance payments, transaction expenses, and income taxes, the transaction resulted in a gain of $1.3 million, or $0.47 per share, which was realized during the quarter ended December 31, 2002. Also included in the sale were all of the merchant credit card processing relationships owned by Allied. Bancard continues to provide credit card processing for its local merchants and cardholders of the subsidiary banks and agent banks. During the three-month period ended June 30, 2003, Bancard also temporarily continued to process ISO related transactions for iPayment, Inc. for a fixed monthly fee rather than a percentage of transaction volumes. Built into the sales contract with iPayment was an agreement that the fixed monthly fee would increase as the temporary processing period was extended. Extensions to the processing period and the resulting growth in the fixed monthly fee have mitigated the drop in Bancard's earnings that was expected to have occurred by this time. The Company anticipates that this ISO processing will be transferred to another provider during calendar 2003, which will reduce Bancard's monthly earnings significantly. The Company continues to believe that Bancard will remain profitable with its narrowed business focus of continuing to provide credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks. At that time, the Company anticipates that quarterly merchant credit card fees, net of processing costs, will be in a range of $250 thousand to $300 thousand from the Company's local merchant, cardholder, and agent bank portfolios. As a result, Quad City Bancard's quarterly net income will likely be approximately $50 thousand to $100 thousand initially, after the iPayment processing is moved to another provider, as compared to net income of $282 thousand for the second quarter of 2003.

For the quarter ended June 30, 2003, trust department fees increased $10 thousand, or 2%, to $581 thousand from $571 thousand for the same quarter in 2002. There was continued development of existing trust relationships and the addition of new trust customers during the quarter, however the impact such was almost entirely offset by the reduced market values of securities held in trust accounts and distributions to trust customers, when compared to one year ago, and the resulting impact in the calculation and realization of trust fees.

Deposit service fees increased $87 thousand, or 32%, to $363 thousand from $276 thousand for the three-month periods ended June 30, 2003 and June 30, 2002, respectively. This increase was primarily a result of the growth in deposit accounts of $106.7 million, or 28%, since June 30, 2002. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, were $1.2 million for the three months ended June 30, 2003, which reflected an increase of 256%, or $873 thousand, from $341 thousand for the three months ended June 30, 2002. The increase resulted from larger numbers of home refinances and/or home purchases, and the subsequent sale of the majority of these loans into the secondary market. Depressed interest rates, which have existed for the last several quarters, continued to stimulate the activity within this area of the subsidiary banks throughout the second quarter of 2003. While mortgage rates remain at historically low levels, management does not anticipate that the level of gains on sales of loans, net will continue throughout the entire year.

For the quarter ended June 30, 2003, other noninterest income increased $243 thousand, or 127%, to $434 thousand from $191 thousand for the same quarter in 2002. The increase was primarily due to a combination of increased earnings realized by Nobel Electronic Transfer, LLC, one of the four associated companies in which the Company holds an interest, gain realized on the sale of foreclosed property, improved fees generated from the usage of Visa check cards by customers of the subsidiary banks, improved earnings on the cash surrender value of life insurance, and an increase in investment advisory and management fees.

Noninterest expenses for the three months ended June 30, 2003 were $5.4 million as compared to $4.4 million for the same period in 2002, for an increase of $1.0 million or 23%. The primary components of noninterest expenses were salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both quarters.

The following table sets forth the various categories of noninterest expenses for the three months ended June 30, 2003 and 2002.

                              Noninterest Expenses

                                                       Three months ended
                                                            June 30,
                                                --------------------------------
                                                   2003         2002    % change
                                                --------------------------------

Salaries and employee benefits ..............   $3,200,921   $2,764,849   15.8%
Professional and data processing fees .......      530,436      299,533   77.1%
Advertising and marketing ...................      204,770      169,072   21.1%
Occupancy and equipment expense .............      656,741      588,562   11.6%
Stationery and supplies .....................      114,443      115,121   (0.6)%
Postage and telephone .......................      164,557      129,918   26.7%
Other .......................................      527,711      315,272   67.4%
                                                --------------------------------
              Total noninterest expenses ....   $5,399,579    4,382,327   23.2%
                                                ================================

For the quarter ended June 30, 2003, total salaries and benefits increased to $3.2 million or $436 thousand over the previous year's quarter total of $2.8 million. Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. The increase was primarily due to the increased incentive compensation to real estate officers proportionate to the increased volumes of gains on sales of loans. Professional and data processing fees increased from $299 thousand for the three months ended June 30, 2002 to $530 thousand for the same three-month period in 2003. The $231 thousand increase was predominately due to increases in data processing and auditing fees at the subsidiary banks. Occupancy and equipment expense increased $68 thousand or 12% from quarter to quarter. The increase was predominately due to increased levels of rent, utilities, depreciation, maintenance, and other occupancy expenses associated with the Company's facilities. Postage and telephone increased $35 thousand from $130 thousand for the three months ended June 30, 2002 to $165 thousand for the same period in 2003. The increase was proportionate to the increased business activity throughout the Company. Other noninterest expense increased $212 thousand, or 68%, for the three months ended June 30, 2003 when compared to the like period in 2002. The increase was primarily due to an increase in expenses related to other real estate owned, an increase in insurance expense, and increased service charges from upstream banks.

The provision for income taxes was $883 thousand for the three-month period ended June 30, 2003 compared to $411 thousand for the three-month period ended June 30, 2002 for an increase of $472 thousand or 115%. The increase was the result of an increase in income before income taxes of $1.2 million, or 84%, for the 2003 quarter when compared to the 2002 quarter, in combination with an increase in the Company's effective tax rate, which was the result of tax-free income representing a smaller portion of the Company's total income.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Interest income increased by $1.6 million to $16.3 million for the six-month period ended June 30, 2003 when compared to $14.7 million for the quarter ended June 30, 2002. The increase of 11% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, partially offset by significant reductions in interest rates. The Company's average yield on interest-earning assets decreased 0.80% for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002.

Interest expense increased by $48 thousand from $6.2 million for the six-month period ended June 30, 2002 to $6.3 million for the six-month period ended June 30, 2003. The less than 1% increase in interest expense was caused by prepayment penalties of $158 thousand incurred by Quad City Bank & Trust on the early pay-off of several higher rate FHLB advances, in combination with greater average, outstanding balances in interest-bearing liabilities, principally with respect to customers' deposits in subsidiary banks, Federal Home Loan Bank advances and short-term borrowings, basically offset by significant reductions in interest rates. The Company's average cost of interest-bearing liabilities declined 0.66% for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002.

At June 30, 2003 and December 31, 2002, the Company had an allowance for estimated losses on loans of 1.61% and 1.53 %, respectively, of gross loans. The provision for loan losses increased by $463 thousand from $1.2 million for the six-month period ended June 30, 2002 to $1.7 million for the six-month period ended June 30, 2003. During the first six months of 2003, management made monthly provisions for loan losses based upon a number of factors, including principally the increase in loans and a detailed analysis of the loan portfolio. During the first six months of 2003, the $1.7 million provision to the allowance for loan losses was attributed 38%, or $646 thousand, to net growth in the loan portfolio, and 62%, or $1.0 million, to downgrades and write-offs within the portfolio. For the six months ended June 30, 2003, commercial loan charge-offs totaled $787 thousand, which resulted primarily from a single customer relationship at Quad City Bank & Trust, and there were $141 thousand commercial recoveries, primarily due to this same relationship. The write-off of this relationship accounted for 45% of the provision for loans losses during the first six months of 2003 and was in addition to a $1.2 million charge-off, which occurred during the quarter ended December 31, 2002. The additional losses were a result of environmental issues associated with the collateral for the loan, which were identified during the first quarter of 2003. The Company believed that these environmental issues negatively impacted the value and salability of the business and determined that it was appropriate to take a conservative approach and write-down the loan balance to reflect no value in the real estate and equipment collateral. During the second quarter of 2003, all of the collateral, including the real estate and equipment, was sold which resulted in a $120 thousand recovery. Quad City Bank and Trust expects additional modest recoveries in future periods as gain from the sale of other real estate, which has been deferred in accordance with current accounting rules, is recognized. Consumer loan charge-offs and recoveries totaled $140 thousand and $127 thousand, respectively, during the period. Residential real estate loans had no charge-offs or recoveries for the six months ended June 30, 2003.

Noninterest income of $5.7 million for the six-month period ended June 30, 2003 was a $1.8 million, or 48%, increase from $3.9 million for the six-month period ended June 30, 2002. Noninterest income during each of the periods in comparison consisted primarily of income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous income. The six months ended June 30, 2003, when compared to the same period in 2002, posted a $79 thousand decrease in fees earned by the merchant credit card operations of Bancard. This 7% decline in merchant credit card fees was a result of the sale of independent sales organization (ISO) related merchant credit card activity to iPayment, Inc. in October 2002. Gains on the sale of residential real estate mortgage loans, net, increased $1.4 million from the six months ended June 30, 2002 to the same period in calendar 2003. The activity within this area of the subsidiary banks was stimulated by mortgage rates at, or below, forty year lows. Additional variations in noninterest income consisted of a $23 thousand decrease in trust department fees, a $163 thousand increase in deposit service fees, and a $400 thousand increase in other noninterest income. Other noninterest income in each period consisted primarily of investment advisory and management fees, earnings on the cash surrender value of life insurance, ATM fees, Visa check card fees, item processing fees, and income from associated companies.

Merchant credit card fees for the six months ended June 30, 2003 decreased to $995 thousand from $1.1 million for the same period in 2002, reflecting the initial effects of the sale of the independent sales organization (ISO) related merchant credit card activity to iPayment, Inc. In October 2002, the Company sold Bancard's ISO-related merchant credit card operations to iPayment, Inc. for $3.5 million. After contractual compensation and severance payments, transaction expenses, and income taxes, the transaction resulted in a gain of $1.3 million, or $0.47 per share, which was realized during the quarter ended December 31, 2002. Also included in the sale were all of the merchant credit card processing relationships owned by Allied. Bancard continues to provide credit card processing for its local merchants and cardholders of the subsidiary banks and agent banks. During the six-month period ended June 30, 2003, Bancard also temporarily continued to process ISO related transactions for iPayment, Inc. for a fixed monthly fee rather than a percentage of transaction volumes. Built into the sales contract with iPayment was an agreement that the fixed monthly fee would increase as the temporary processing period was extended. Extensions to the processing period and the resulting growth in the fixed monthly fee have mitigated the drop in Bancard's earnings that was expected to have occurred by this time. The Company anticipates that this ISO processing will be transferred to another provider during calendar 2003, which will reduce Bancard's earnings significantly. The Company continues to believe that Bancard will remain profitable with its narrowed business focus of continuing to provide credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks. At that time, the Company anticipates that quarterly merchant credit card fees, net of processing costs, will likely be in a range of $250 thousand to $300 thousand from the Company's local merchant, cardholder, and agent bank portfolios. As a result, Quad City Bancard's quarterly net income will likely be approximately $50 thousand to $100 thousand initially, after the iPayment processing is moved to another provider, as compared to net income of $385 thousand for the first six months of 2003.

For the six months ended June 30, 2003, trust department fees decreased $23 thousand, or 2%, to remain at $1.2 million, as they were for the same period in 2002. Although there was continued development of existing trust relationships and the addition of new trust customers during the period, the impact was entirely offset by the reduced market values of securities held in trust accounts and distributions to trust customers, when compared to one year ago, and the resulting impact in the calculation and realization of trust fees.

Deposit service fees increased $163 thousand, or 31%, to $694 thousand from $531 thousand for the six-month periods ended June 30, 2003 and June 30, 2002, respectively. This increase was primarily a result of the growth in deposit accounts of $106.7 million, or 28%, since June 30, 2002. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, were $2.2 million for the six months ended June 30, 2003, which reflected an increase of 186%, or $1.4 million, from $759 thousand for the six months ended June 30, 2002. The increase resulted from larger numbers of home refinances and/or home purchases, and the subsequent sale of the majority of these loans into the secondary market. Depressed interest rates, which have existed for the last several quarters, continued to stimulate the activity within this area of the subsidiary banks throughout the first six months of 2003. While mortgage rates remain at historically low levels, management does not anticipate that the level of gains on sales of loans, net will continue throughout the entire year.

For the quarter ended June 30, 2003, other noninterest income increased $400 thousand, or 118%, to $738 thousand from $338 thousand for the same period in 2002. The increase was primarily due to a combination of increased earnings realized by Nobel Electronic Transfer, LLC, one of the four associated companies in which the Company holds an interest, gain realized on the sale of foreclosed property, improved earnings on the cash surrender value of life insurance, and to improved fees generated from the usage of Visa check cards by customers of the subsidiary banks.

Noninterest expenses for the six months ended June 30, 2003 were $10.2 million as compared to $8.8 million for the same period in 2002, for an increase of $1.4 million or 16%. The primary components of noninterest expenses were salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both periods.

The following table sets forth the various categories of noninterest expenses for the six months ended June 30, 2003 and 2002.

                              Noninterest Expenses

                                                        Six months ended
                                                            June 30,
                                              ----------------------------------
                                                  2003          2002    % Change
                                              ---------------------------------
Salaries and employee benefits ............   $ 6,085,713   $ 5,303,225   14.8%
Professional and data processing fees .....       959,506       626,069   53.3%
Advertising and marketing .................       353,526       317,359   11.4%
Occupancy and equipment expense ...........     1,308,438     1,194,221    9.6%
Stationery and supplies ...................       224,720       240,392   (6.5)%
Postage and telephone .....................       318,122       256,591   24.0%
Other .....................................       933,397       839,657   11.2%
                                              ---------------------------------
              Total noninterest expenses ..   $10,183,422     8,777,514   16.0%
                                              =================================

For the six months ended June 30, 2003, total salaries and benefits increased to $6.1 million or $782 thousand over the previous year's six-month total of $5.3 million. Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. The increase was primarily due to the addition of employees at the subsidiary banks, in combination with increased incentive compensation to real estate officers proportionate to the increased volumes of gains on sales of loans. Professional and data processing fees increased from $626 thousand for the six months ended June 30, 2002 to $960 thousand for the same six-month period in 2003. The $333 thousand increase was predominately due to increases in data processing and auditing fees at the subsidiary banks. Occupancy and equipment expense increased $114 thousand or 10% from period to period. The increase was predominately due to increased levels of rent, utilities, depreciation, maintenance, and other occupancy expenses associated with the Company's facilities. Postage and telephone increased $62 thousand from $257 thousand for the six months ended June 30, 2002 to $318 thousand for the same period in 2003. The increase was proportionate to the increased business activity throughout the Company. Other noninterest expense increased $94 thousand, or 11%, for the six months ended June 30, 2003 when compared to the like period in 2002. The increase was primarily due to an increase in expenses related to other real estate owned, an increase in insurance expense, and increased service charges from upstream banks.

The provision for income taxes was $1.3 million for the six-month period ended June 30, 2003 compared to $685 thousand for the six-month period ended June 30, 2002 for an increase of $594 thousand or 87%. The increase was the result of an increase in income before income taxes of $1.5 million or 66% for the 2003 period when compared to the 2002 period, in combination with an increase in the Company's effective tax rate, which was the result of tax-free income representing a smaller portion of the Company's total income.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash provided by operating activities, consisting primarily of proceeds on sales of loans, was $18.3 million for the six months ended June 30, 2003 compared to $3.0 million net cash provided in the same period in 2002. Net cash used in investing activities, consisting principally of loan originations to be held for investment, was $69.1 million for the six months ended June 30, 2003 and $57.2 million for the six months ended June 30, 2002. Net cash provided by financing activities, consisting primarily of deposit growth, for the six months ended June 30, 2003 was $57.9 million and for the same period in 2002 was $52.9 million.

The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At June 30, 2003, the subsidiary banks had seven unused lines of credit totaling $41.0 million, of which $4.0 million was secured and $37.0 million was unsecured. At December 31, 2002, the subsidiary banks had seven unused lines of credit totaling $38.0 million, of which $4.0 million was secured and $34.0 million was unsecured. At both June 30, 2003 and December 31, 2002, the Company also had a line of credit at its primary correspondent bank for $10.0 million. At December 31, 2002, $5.0 million had been drawn and used as partial funding for the capitalization of Cedar Rapids Bank & Trust, and in February 2003 an additional $2.0 million was drawn as funding to maintain the required level of capital at Cedar Rapids Bank & Trust in light of the bank's growth. In July 2003, the Company transferred its line of credit to a new primary correspondent and drew an additional $3.0 million for capital maintenance purposes at Cedar Rapids Bank & Trust.

The Company paid its first cash dividend of $0.05 per share in January 2003. Going forward, it is the Company's intention to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, however believes that operating results have reached a level that can sustain dividends to stockholders as well. The Company paid a $0.05 per share cash dividend on July 3, 2003, to stockholders of record on June 16, 2003.

Part I
Item 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company realizes income principally from the spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions on many of the investments and the loan and deposit accounts, a change in interest rates could also affect the projected maturities in the securities and loan portfolios and/or the deposit base, which could alter the Company's sensitivity to future changes in interest rates. Accordingly, management considers interest rate risk to be a significant market risk.

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

One method used to quantify interest rate risk is the net portfolio value analysis. This analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The most recent net portfolio value analysis, as of March 31, 2003, projected that net portfolio value would decrease by approximately 4.74% if interest rates would rise 200 basis points over the next year. It projected an increase in net portfolio value of approximately 4.15% if interest rates would drop 200 basis points. Both simulations are within the board-established policy limits of a 10% decline in value.

                             CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995. This document contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect,"
"anticipate," "bode," "predict," "suggest," "appear," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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


Item 2   Changes in Securities and Use of Proceeds             -   None

Item 3   Defaults Upon Senior Securities                       -   None

Item 4   Submission of Matters to a Vote of Security Holders   -   None

The annual meeting of stockholders was held at The Lodge (formerly Jumer's Castle Lodge) located at 900 Spruce Hills Drive, Bettendorf, Iowa on Wednesday, May 7, 2003 at 10:00 a.m. At the meeting, Michael A. Bauer, James J. Brownson, and Henry Royer were re-elected to serve as Class I directors, with terms expiring in 2006. Continuing as Class II directors, with terms expiring in 2004, are Larry J. Helling, Douglas M. Hultquist, and John W. Schricker. Continuing as Class III directors, with terms expiring in 2005, are Patrick S. Baird, John K. Lawson, and Ronald G. Peterson.

There were 2,833,208 issued shares and 2,773,062 outstanding shares of common stock entitled to vote at the annual meeting. Either in person or by proxy, there were 2,384,857 common shares represented at the meeting, constituting approximately 86.0% of the outstanding shares. The voting was as follows:

                                                     Votes                Votes
                                                      For               Withheld
                                                   -----------------------------

Michael A. Bauer .......................           2,372,449             12,408
James J. Brownson ......................           2,360,749             24,108
Henry Royer ............................           2,368,449             16,408

Item 5   Other Information                                     -   None

Item 6   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

              31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

              32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

              A report on Form 8-K was filed on May 1, 2003 under Item 12, which reported the Company's financial information, including earnings for the quarter ended March 31, 2003, in the form of a press release.

              A report on Form 8-K was filed on May 8, 2003 under Item 9, which reported the Company's announcement of the declaration of a cash dividend and the results of the Annual Stockholders Meeting that was held May 7, 2003 in the form of a press release.

              A report on Form 8-K was filed on May 13, 2003 under Item 12, which reported the Company's financial information, including earnings for the quarter ended March 31, 2003, in the form of a shareholder letter dated May 2003.

              A report on Form 8-K was filed on July 23, 2003 under Item 12, which reported the Company's financial information, including earnings for the quarter ended June 30, 2003, in the form of a press release.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             QCR HOLDINGS, INC.
                                                (Registrant)






Date  August 11, 2003                        /s/ Michael A. Bauer
      ---------------                        -----------------------------------
                                             Michael A. Bauer, Chairman

Date  August 11, 2003                        /s/ Douglas M. Hultquist
      ---------------                        -----------------------------------
                                             Douglas M. Hultquist, President
                                             Chief Executive Officer

Date  August 11, 2003                        /s/ Todd A. Gipple
      ---------------                        -----------------------------------
                                             Todd A. Gipple, Executive
                                             Vice President
                                             Chief Financial Officer