Form 10-Q
period 2003-09-30
QCR HOLDINGS INC
filed 2003-11-07
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES AND
      EXCHANGE  ACT OF 1934

      For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 1, 2003, the Registrant had outstanding 2,795,806 shares of common stock, $1.00 par value per share.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number

Part I     FINANCIAL INFORMATION

           Item 1   Consolidated Financial Statements (Unaudited)

                    Consolidated Balance Sheets,
                    September 30, 2003 and December 31, 2002                   3

                    Consolidated Statements of Income,
                    For the Three Months Ended September 30, 2003 and 2002     4

                    Consolidated Statements of Income,
                    For the Nine Months Ended September 30, 2003 and 2002      5

                    Consolidated Statements of Cash Flows,
                    For the Nine Months Ended September 30, 2003 and 2002      6

                    Notes to Consolidated Financial Statements              7-11

           Item 2   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          12-25

           Item 3   Quantitative and Qualitative Disclosures
                    About Market Risk                                         25

           Item 4 Controls and Procedures                                  25-26

Part II    OTHER INFORMATION

           Item 1     Legal Proceedings                                       27

           Item 2     Changes in Securities and Use of Proceeds               27

           Item 3     Defaults Upon Senior Securities                         27

           Item 4     Submission of Matters to a Vote of Security Holders     27

           Item 5     Other Information                                       27

           Item 6     Exhibits and Reports on Form 8-K                        27

           Signatures                                                         28

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    September 30, 2003 and December 31, 2002

                                                                   September 30,     December 31,
                                                                        2003             2002
                                                                   ------------------------------
ASSETS
Cash and due from banks ........................................   $  33,708,039    $  24,906,003
Federal funds sold .............................................      10,965,000       14,395,000
Interest-bearing deposits at financial institutions ............      17,312,162       14,568,142

Securities held to maturity, at amortized cost .................         400,170          425,332
Securities available for sale, at fair value ...................     103,804,586       81,228,749
                                                                   ------------------------------
                                                                     104,204,756       81,654,081
                                                                   ------------------------------

Loans receivable held for sale .................................      17,565,348       23,691,004
Loans receivable held for investment ...........................     478,821,952      426,044,732
Less: Allowance for estimated losses on loans ..................      (8,794,900)      (6,878,953)
                                                                   ------------------------------
                                                                     487,592,400      442,856,783
                                                                   ------------------------------

Premises and equipment, net ....................................      10,962,512        9,224,542
Accrued interest receivable ....................................       3,321,288        3,221,246
Other assets ...................................................      15,434,112       13,774,559
                                                                   ------------------------------
        Total assets ...........................................   $ 683,500,269    $ 604,600,356
                                                                   ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing .........................................   $ 117,312,995    $  89,675,609
   Interest-bearing ............................................     380,273,301      345,072,014
                                                                   ------------------------------
     Total deposits ............................................     497,586,296      434,747,623
                                                                   ------------------------------

Short-term borrowings ..........................................      34,758,819       32,862,446
Federal Home Loan Bank advances ................................      78,083,376       74,988,320
Other borrowings ...............................................      10,029,065        5,000,000
Company obligated manditorily redeemable preferred securities of
     subsidiary trust holding solely subordinated debentures ...      12,000,000       12,000,000
Other liabilities ..............................................      10,343,530        8,415,365
                                                                   ------------------------------
        Total liabilities ......................................     642,801,086      568,013,754
                                                                   ------------------------------

STOCKHOLDERS' EQUITY
Common stock, $1 par value; shares authorized 5,000,000; .......       2,849,531        2,823,061
   September 2003 - shares issued 2,849,531 and outstanding
   2,789,385; December 2002 - 2,823,061 and 2,762,915
   respectively ................................................

Additional paid-in capital .....................................      16,980,174       16,761,423
Retained earnings ..............................................      19,935,656       15,712,600
Accumulated other comprehensive income .........................       1,788,358        2,144,054
                                                                   ------------------------------
                                                                      41,553,719       37,441,138
Less cost of 60,146 common shares acquired for the treasury ....        (854,536)        (854,536)
                                                                   ------------------------------
        Total stockholders' equity .............................      40,699,183       36,586,602
                                                                   ------------------------------
        Total liabilities and stockholders' equity .............   $ 683,500,269    $ 604,600,356
                                                                   ==============================

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         Three Months Ended September 30

                                                                   2003        2002
                                                                -----------------------
Interest and dividend income:
     Loans, including fees ..................................   $7,553,395   $6,639,470
     Securities:
           Taxable ..........................................      790,934      869,808
           Nontaxable .......................................      119,754      116,974
     Interest-bearing deposits at financial institutions ....      110,911      219,012
     Federal funds sold .....................................       47,578       30,393
                                                                -----------------------
          Total interest and dividend income ................    8,622,572    7,875,657
                                                                -----------------------
Interest expense:
      Deposits ..............................................    1,709,104    2,068,967
      Short-term borrowings .................................       64,235      118,134
      Federal Home Loan Bank advances .......................      773,614      666,580
      Other borrowings ......................................       59,127       51,704
      Company obligated manditorily redeemable
           preferred securities .............................      283,376      283,376
                                                                -----------------------
          Total interest expense ............................    2,889,456    3,188,761
                                                                -----------------------

          Net interest income ...............................    5,733,116    4,686,896
 Provision for loan losses ..................................      939,000      636,800
                                                                -----------------------
          Net interest income after provision for loan losses    4,794,116    4,050,096
                                                                -----------------------
Noninterest income:
     Merchant credit card fees, net of processing costs .....      783,688      687,900
     Trust department fees ..................................      550,551      513,705
     Deposit service fees ...................................      386,109      284,206
     Gains on sales of loans, net ...........................    1,162,172      713,052
     Securities gains, net ..................................          596           --
     Other ..................................................      376,718      270,211
                                                                -----------------------
          Total noninterest income ..........................    3,259,834    2,469,074
                                                                ------------------------
Noninterest expenses:
     Salaries and employee benefits .........................    3,294,285    2,866,528
     Professional and data processing fees ..................      506,258      395,569
     Advertising and marketing ..............................      178,715      139,727
     Occupancy and equipment expense ........................      655,588      702,400
     Stationery and supplies ................................      111,003      117,000
     Postage and telephone ..................................      157,342      144,677
     Other ..................................................      453,042      405,505
                                                                -----------------------
          Total noninterest expenses ........................    5,356,233    4,771,406
                                                                -----------------------

          Income before income taxes ........................    2,697,717    1,747,764
Federal and state income taxes ..............................      889,569      588,459
                                                                -----------------------
          Net income ........................................   $1,808,148   $1,159,305
                                                                =======================
Earnings per common share:
          Basic .............................................   $     0.65   $     0.42
          Diluted ...........................................   $     0.63   $     0.41
          Weighted average common shares outstanding ........    2,786,889    2,749,562
          Weighted average common and common equivalent .....    2,867,852    2,814,186
                shares outstanding

Comprehensive income ........................................   $1,034,535   $1,896,795

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         Nine Months Ended September 30

                                                                               2003         2002
                                                                           -------------------------
Interest and dividend income:
     Loans, including fees .............................................   $21,664,888   $18,819,823
     Securities:
           Taxable .....................................................     2,354,815     2,557,290
           Nontaxable ..................................................       359,996       337,286
     Interest-bearing deposits at financial institutions ...............       345,829       683,868
     Federal funds sold ................................................       149,335       151,727
                                                                           -------------------------
          Total interest and dividend income ...........................    24,874,863    22,549,994
                                                                           -------------------------
Interest expense:
      Deposits .........................................................     5,404,628     6,227,547
      Short-term borrowings ............................................       253,099       360,439
      Federal Home Loan Bank advances ..................................     2,497,050     1,818,348
      Other borrowings .................................................       169,642       168,927
      Company obligated manditorily redeemable
           preferred securities ........................................       850,129       850,129
                                                                           -------------------------
          Total interest expense .......................................     9,174,548     9,425,390
                                                                           -------------------------

          Net interest income ..........................................    15,700,315    13,124,604
 Provision for loan losses .............................................     2,627,427     1,861,900
                                                                           -------------------------
          Net interest income after provision for loan losses ..........    13,072,888    11,262,704
                                                                           -------------------------
Noninterest income:
     Merchant credit card fees, net of processing costs ................     1,778,935     1,762,581
     Trust department fees .............................................     1,692,272     1,678,024
     Deposit service fees ..............................................     1,079,880       815,287
     Gains on sales of loans, net ......................................     3,331,592     1,471,866
     Securities gains, net .............................................             5         7,103
     Other .............................................................     1,114,711       608,632
                                                                           -------------------------
          Total noninterest income .....................................     8,997,395     6,343,493
                                                                           -------------------------
Noninterest expenses:
     Salaries and employee benefits ....................................     9,379,998     8,169,753
     Professional and data processing fees .............................     1,465,764     1,021,638
     Advertising and marketing .........................................       532,241       457,086
     Occupancy and equipment expense ...................................     1,964,026     1,896,621
     Stationery and supplies ...........................................       335,723       357,392
     Postage and telephone .............................................       475,464       401,268
     Other .............................................................     1,386,439     1,245,162
                                                                           -------------------------
          Total noninterest expenses ...................................    15,539,655    13,548,920
                                                                           -------------------------

          Income before income taxes ...................................     6,530,628     4,057,277
Federal and state income taxes .........................................     2,168,632     1,273,129
                                                                           -------------------------
          Net income ...................................................   $ 4,361,996   $ 2,784,148
                                                                           =========================
Earnings per common share:
          Basic ........................................................   $      1.57   $      1.01
          Diluted ......................................................   $      1.53   $      0.99
          Weighted average common shares outstanding ...................     2,777,051     2,746,506
          Weighted average common and common equivalent ................     2,846,428     2,811,334
                shares outstanding

Comprehensive income ...................................................   $ 4,006,300   $ 4,141,692

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         Nine Months Ended September 30

                                                                               2003              2002
                                                                          -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...........................................................  $   4,361,996     $   2,784,148
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation .......................................................        799,267           724,948
    Provision for loan losses ..........................................      2,627,427         1,861,900
    Amortization of offering costs on subordinated debentures ..........         22,129            22,129
    Amortization of premiums on securities, net ........................        494,280           168,449
    Investment securities gains, net ...................................             (5)           (7,103)
    Loans originated for sale ..........................................   (224,765,775)
    Proceeds on sales of loans .........................................    234,223,023       103,659,579
    Net gains on sales of loans ........................................     (3,331,592)       (1,471,866)
    Net losses on sales of premises and equipment ......................         45,128                --
    Tax benefit of nonqualified stock options exercised ................        170,455            60,332
    Increase in accrued interest receivable ............................       (100,042)         (311,535)
    (Increase) decrease in other assets ................................     (1,266,162)        2,160,499
    Increase in other liabilities ......................................      1,664,911           562,494
                                                                           ------------------------------
        Net cash provided by (used in) operating activities ............   $ 14,945,040     $ (3,280,855)
                                                                           -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in federal funds sold ...................................      3,430,000        2,405,000
  Net increase in interest-bearing  deposits at financial  institutions      (2,744,020)      (2,836,837)
  Activity in securities portfolio:
    Purchases ..........................................................    (55,703,206)     (21,715,983)
    Calls and maturities ...............................................     28,920,000        8,367,500
    Paydowns ...........................................................      3,566,250        1,303,231
  Activity in life insurance contracts:
    Purchases ..........................................................        (66,312)        (401,087)
    (Increase) decrease in cash value ..................................       (131,498)         110,703
  Net loans originated and held for investment .........................    (53,488,700)     (76,235,455)
  Purchase of premises and equipment ...................................     (2,807,019)        (526,526)
  Proceeds from sales of premises and equipment ........................        224,654               --
                                                                           ------------------------------
        Net cash used in investing activities ..........................   $ (78,799,851)   $ (89,529,454)
                                                                           ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit accounts .....................................     62,838,673        61,548,211
  Net increase in short-term borrowings ................................      1,896,373        15,478,273
  Activity in Federal Home Loan Bank advances:
    Advances ...........................................................     10,350,000        27,200,000
    Payments ...........................................................     (7,254,944)       (2,812,133)
  Net increase in other borrowings .....................................      5,029,065                --
  Payment of cash dividends ............................................       (277,086)               --
  Proceeds from issuance of common stock, net ..........................         74,766           (25,267)
                                                                           ------------------------------
        Net cash provided by financing activities ......................   $ 72,656,847      $101,389,084
                                                                           ------------------------------

        Net increase in cash and due from banks ........................      8,802,036         8,578,775
Cash and due from banks, beginning .....................................     24,906,003        19,691,318
                                                                           ------------------------------
Cash and due from banks, ending ........................................   $ 33,708,039      $ 28,270,093
                                                                           ==============================
Supplemental disclosure of cash flow information, cash payments for:
  Interest .............................................................   $  9,757,764      $  9,648,219
                                                                           ==============================

  Income/franchise taxes ...............................................   $  3,137,809      $  1,615,975
                                                                           ==============================
Supplemental schedule of noncash investing activities:
  Change in accumulated other comprehensive income,
    unrealized gains/(losses) on securities available
    for sale, net ......................................................   $   (355,696)     $  1,357,544
                                                                           ==============================

  Due to broker for purchase of security available for sale ............   $    401,400      $         --
                                                                           ===============================

See Notes to Consolidated Financial Statements

Part I
Item 1

                               QCR HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Principles of consolidation: The accompanying consolidated financial statements include the accounts of QCR Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company ("Quad City Bank & Trust"), Cedar Rapids Bank and Trust Company ("Cedar Rapids Bank & Trust"), Quad City Bancard, Inc. ("Bancard"), Allied Merchant Services, Inc. ("Allied"), QCR Capital Trust I ("Capital Trust"), and Quad City Liquidation Corporation ("QCLC"). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition to these six wholly owned subsidiaries, the Company has an aggregate investment of $307 thousand in four associated companies, Nobel Electronic Transfer, LLC, Nobel Real Estate Investors, LLC, Velie Plantation Holding Company, and Clarity Merchant Services, Inc.

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

                                   Three months ended        Nine months ended
                                      September 30,             September 30,
                                 -------------------------------------------------
                                    2003         2002         2003         2002
                                 -------------------------------------------------
Net income, as reported.......   $1,808,148   $1,159,305   $4,361,996   $2,784,148
Deduct total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related
  tax effects ................      (22,638)     (19,805)     (74,251)     (64,656)
                                 -------------------------------------------------
        Net income               $1,785,510   $1,139,500   $4,287,745   $2,719,492
                                 =================================================
Earnings per share:
  Basic:
    As reported ..............   $     0.65   $     0.42   $     1.57   $     1.01
    Pro forma ................         0.64         0.41         1.54         0.99
  Diluted:
    As reported ..............         0.63         0.41         1.53         0.99
    Pro forma ................         0.62         0.41         1.51         0.97

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions for grants during the nine months ended September 30, 2003 and 2002: dividend rate of 0.44% to 0.59% for the nine months ended September 30, 2003 and 0.00% for the nine months ended September 30, 2002; expected price volatility of 23.54% to 24.27%; risk-free interest rate based upon current rates at the date of grants (3.68% to 4.85% for stock options and 0.82% to 1.29% for the employee stock purchase plan); and expected lives of 10 years for stock options and 3 months to 6 months for the employee stock purchase plan.

NOTE 2 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                   Three months ended        Nine months ended
                                      September 30,             September 30,
                                 -------------------------------------------------
                                    2003         2002         2003         2002
                                 -------------------------------------------------
Net income, basic and
  diluted earnigns ...........   $1,808,148   $1,159,305   $4,361,996   $2,784,148
                                 =================================================
Weighted average common shares
  outstanding ................    2,786,889    2,749,562    2,777,051    2,746,506
Weighted average common shares
  issuable upon exercise of
  stock options under the
  employee stock purchase
  plan .......................       80,963       64,624        69,377      64,828
                                 -------------------------------------------------
Weighted average common and
  common equivalent shares
  outstanding ................    2,867,852    2,814,186    2,846,428    2,811,334
                                 =================================================

NOTE 3 - BUSINESS SEGMENT INFORMATION

      Selected financial information on the Company's business segments is presented as follows for both the three-month and nine-month periods ended September 30, 2003 and 2002, respectively.

                                Three months ended              Nine months ended
                                   September 30,                   September 30,
                           ------------------------------------------------------------
                               2003            2002            2003            2002
                           ------------------------------------------------------------
Revenue:
  Commercial banking ...   $ 10,373,181    $  8,972,373    $ 29,978,854    $ 25,110,889
  Credit card processing        830,539         731,098       1,910,901       1,883,962
  Trust management .....        550,551         513,705       1,692,272       1,678,025
  All other ............        128,135         127,555         290,231         220,611
                           ------------------------------------------------------------
        Total revenue ..   $ 11,882,406    $ 10,344,731    $ 33,872,258    $ 28,893,487
                           ============================================================

Net income (loss):
  Commercial banking ...   $  1,637,592    $  1,123,693    $  4,177,755    $  2,861,837
  Credit card processing        388,631         208,024         880,343         384,525
  Trust management .....        123,896          99,497         381,575         422,743
  All other ............       (341,971)       (271,909)     (1,077,677)       (884,957)
                           ------------------------------------------------------------
        Total net income   $  1,808,148    $  1,159,305    $  4,361,996    $  2,784,148
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

Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At September 30, 2003 and December 31, 2002, no amounts have been recorded as liabilities for the banks' potential obligations under these guarantees.

As of September 30, 2003 and December 31, 2002, commitments to extend credit aggregated $176.7 million and $165.2 million, respectively. As of September 30, 2003 and December 31, 2002, standby letters of credit aggregated $5.9 million and $4.9 million, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $17.6 million and $23.7 million, at September 30, 2003 and December 31, 2002, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Bancard is subject to the risk of chargebacks from cardholders and the merchant being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant.

The Company also has a guarantee to MasterCard International, Incorporated, which is backed up by a performance bond in the amount of $1.0 million. As of September 30, 2003 and December 31, 2002, there were no significant pending liabilities.

A significant portion of residential mortgage loans sold to investors in the secondary market are sold with recourse. Specifically, certain loan sales agreements provide that if the borrower becomes delinquent a number of payments or a number of days, within six months to one year of the sale, the banks must repurchase the loan from the subject investor. The banks did not repurchase any loans from secondary market investors under the terms of these loan sales agreements during the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively. In the opinion of management, the risk of recourse to the banks is not significant and, accordingly, no liability has been established related to such.

NOTE 5 - RECENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board has issued Statement 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB No. 123. This Statement amends Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation are effective for transitions after January 1, 2003. The Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation during the nine months ended September 30, 2003. The amended interim disclosure requirements were effective for the Company for the quarter ending March 31, 2003 and have been adopted in the consolidated financial statements for the period ended September 30, 2003.

The Financial Accounting Standards Board has issued Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement on July 1, 2003 did not have a significant impact on the consolidated financial statements.

The Financial Accounting Standards Board has issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it is required to be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. For the Company, the Statement was effective July 1, 2003 and implementation had no significant impact on the consolidated financial statements.

The Financial Accounting Standard Board has issued Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 are effective for the first period ending after December 15, 2003.

The Company expects to adopt FIN 46 in connection with its consolidated financial statements for the year ended December 31, 2003. In its current form, FIN 46 may require the Company to de-consolidate its investment in QCR Capital Trust I in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like QCR Capital Trust I, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of September 30, 2003, assuming the Company was not permitted to include the $12 million in trust preferred securities issued by QCR Capital Trust I in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.

Management continues to monitor the interpretations of FIN 46, and its application to various transaction types and structures, as they evolve.

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

Quad City Bancard, Inc. ("Bancard") provides merchant and cardholder credit card processing services. In October 2002, the Company sold Bancard's independent sales organization (ISO) related merchant credit card operations to iPayment, Inc. Until September 24, 2003, Bancard continued to temporarily process transactions for iPayment, Inc., and approximately 32,500 merchants. Since iPayment, Inc. discontinued processing with Bancard, processing volumes have decreased significantly. Bancard does, however, continue to provide credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks.

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

CRITICAL ACCOUNTING POLICY

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis, which discusses the allowance for loan losses in the section entitled "Financial Condition." Although management believes the levels of the allowance as of both September 30, 2003 and December 31, 2002 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

FINANCIAL CONDITION

Total assets of the Company increased by $78.9 million, or 13%, to $683.5 million at September 30, 2003 from $604.6 million at December 31, 2002. The growth resulted primarily from increases in the loan and securities portfolios funded by deposits received from customers.

Cash and due from banks increased by $8.8 million, or 35%, to $33.7 million at September 30, 2003 from $24.9 million at December 31, 2002. The increase was predominately due to a $5.4 million increase in the balance deposited at Quad City Bank & Trust's primary upstream bank, as the result of the receipt of large wire amounts late in the day on the final day of the period. Cash and due from banks represented both cash maintained at its subsidiary banks, as well as funds that the Company and its banks had deposited in other banks in the form of non-interest bearing demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At September 30, 2003, the subsidiary banks had $11.0 million invested in such funds. This amount decreased by $3.4 million, or 24%, from $14.4 million at December 31, 2002. The decrease was primarily due to the management of liquidity positions at both subsidiary banks.

Interest-bearing deposits at financial institutions increased by $2.7 million, or 19%, to $17.3 million at September 30, 2003 from $14.6 million at December 31, 2002. Included in interest-bearing deposits at financial institutions are demand accounts, money market accounts, and certificates of deposit. The increase was the result of increases in money market accounts of $3.4 million and purchases of certificates of deposit totaling $1.9 million, which were partially offset by maturities of certificates of deposit of $2.6 million.

Securities increased by $22.5 million, or 28%, to $104.2 million at September 30, 2003 from $81.7 million at December 31, 2002. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $3.6 million were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $494 thousand. Maturities and calls of securities occurred in the amount of $28.9 million. The fair value of securities, classified as available for sale experienced a decrease of $573 thousand. These portfolio decreases were offset by the purchase of an additional $55.7 million of securities, classified as available for sale. On September 30, 2003, a commitment was made to purchase a single security for $401 thousand for settlement on October 1, 2003.

Total loans receivable increased by $46.7 million, or 10%, to $496.4 million at September 30, 2003 from $449.7 million at December 31, 2002. The increase was the result of the origination or purchase of $536.3 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $711 thousand, and loan repayments or sales of loans of $488.9 million. During the nine months ended September 30, 2003, Quad City Bank & Trust contributed $421.1 million, or 78%, and Cedar Rapids Bank & Trust contributed $115.2 million, or 22%, of the Company's loan originations or purchases. Cedar Rapids Bank & Trust participated $17.9 million, or 12%, of their originations during the period to Quad City Bank & Trust. The mix of loan types within the Company's portfolio at September 30, 2003 reflected 81% commercial, 9% real estate and 10% consumer loans. The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.

The allowance for estimated losses on loans was $8.8 million at September 30, 2003 compared to $6.9 million at December 31, 2002, an increase of $1.9 million, or 28%. The allowance for estimated losses on loans was determined based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions, and other factors that, in management's judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. The loan portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed on all credits risk-rated less than "fair quality" and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the board of directors. Although management believes that the allowance for estimated losses on loans at September 30, 2003 was at a level adequate to absorb probable losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future.

Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2003 and beyond. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may still be negatively impacted by the substantial decline in equity prices experienced over the last three years. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans, and require further increases in the provision for loan losses.

Net charge-offs for the nine months ended September 30 were $711 thousand in 2003 and $319 thousand in 2002. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the held for investment loan portfolio. The allowance for estimated losses on loans as a percentage of gross loans was 1.77% at September 30, 2003 and 1.53 % at December 31, 2002.

At September 30, 2003, total nonperforming assets were $7.1 million compared to $5.0 million at December 31, 2002. The $2.1 million increase was the result of a $1.0 million increase in nonaccrual loans in combination with an increase of $819 thousand in accruing loans past due 90 days or more and an increase in other real estate owned of $209 thousand. All of the nonperforming assets were located in the loan portfolio at Quad City Bank & Trust. The loans in the Cedar Rapids Bank & Trust loan portfolio have been originated fairly recently, and none of the loans have been categorized as nonperforming assets. As the loan portfolio at Cedar Rapids Bank & Trust matures, it is likely that there will be nonperforming loans or charge-offs associated with the portfolio.

Nonaccrual loans were $5.6 million at September 30, 2003 compared to $4.6 million at December 31, 2002, an increase of $1.0 million. The increase in nonaccrual loans was comprised of an increase in commercial loans of $1.3 million, partially offset by decreases in both real estate loans of $313 thousand and consumer loans of $25 thousand. Four large commercial lending relationships at Quad City Bank & Trust, with an aggregate outstanding balance of $3.6 million, comprised 64% of the nonaccrual loans at September 30, 2003. Management is closely monitoring each of these situations. Like many other financial institutions, some of the Company's customers are experiencing difficulty in the lagging economy, which has led management to increase the allowance for estimated loan losses. Given the continued soft economy, management is closely monitoring the Company's loan portfolio and the level of our allowance for loan losses. Nonaccrual loans represented approximately one percent of the Company's held for investment loan portfolio at September 30, 2003.

From December 31, 2002 to September 30, 2003, accruing loans past due 90 days or more increased from $431 thousand to $1.2 million. Six lending relationships at Quad City Bank & Trust, that have experienced seasonal setbacks, comprised $1.0 million, or 82%, of this balance at September 30, 2003. Four of these six relationships, carrying an aggregate balance of $424 thousand, became current with their payments early in the fourth quarter of 2003. Management is closely monitoring these relationships as the borrowers attempt to remedy their credit situations.

Other real estate owned, which had a zero balance at December 31, 2002, was $209 thousand at September 30, 2003. The increase was in conjunction with the foreclosure on a large customer relationship at Quad City Bank & Trust during the first quarter of 2003.

Premises and equipment showed an increase of $1.8 million, or 19%, to climb to $11.0 million at September 30, 2003 from $9.2 million at December 31, 2002. During the nine-month period there were purchases of additional furniture, fixtures and equipment and leasehold improvements of $2.8 million, which were partially offset by the combination of property sales of $270 thousand and depreciation expense of $799 thousand. In January 2003, Quad City Bank & Trust's office building adjacent to the Brady Street location was sold, resulting in a net loss of $45 thousand. In August 2003, Quad City Bank & Trust purchased the northern segment of its Brady Street facility in Davenport, which had been owned by the developer of the property. The purchase price of this space, which will be occupied by various operational and administrative functions, was $1.6 million, and development is expected to be complete late in 2003 at an additional cost of $900 thousand. In September 2003, the Company announced plans for a fifth Quad City Bank & Trust banking facility, to be located in west Davenport. During October 2003, the Company purchased a site for this location at a cost of $506 thousand. The Company is still evaluating the plans and pricing for this facility. This location will likely be completed in mid to late 2004. Quad City Bank & Trust has also initiated the purchase of check and document imaging hardware and software, which is expected to cost approximately $1.0 million over the next three quarters.

Accrued interest receivable on loans, securities and interest-bearing deposits with financial institutions increased by $100 thousand, or 3%, to $3.3 million at September 30, 2003 from $3.2 million at December 31, 2002.

Other assets increased by $1.6 million, or 12%, to $15.4 million at September 30, 2003 from $13.8 million at December 31, 2002. Other assets included Federal Reserve Bank and Federal Home Loan Bank stock, the cash surrender value of life insurance contracts, prepaid Visa/Mastercard processing charges, accrued trust department fees, other miscellaneous receivables, and various prepaid expenses.

Deposits increased by $62.9 million, or 14%, to $497.6 million at September 30, 2003 from $434.7 million at December 31, 2002. The increase resulted from a $52.5 million net increase in non-interest bearing, NOW, money market and savings accounts in combination with a $10.4 million net increase in interest-bearing certificates of deposit. Interest-bearing demand and money market accounts for commercial customers at the subsidiary banks were the primary contributors to the increase in deposits for the period.

Short-term borrowings increased $1.9 million, or 6%, from $32.9 million at December 31, 2002 to $34.8 million at September 30, 2003. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from some of their correspondent banks. As of both September 30, 2003 and December 31, 2002, short-term borrowings were comprised entirely of customer repurchase agreements.

Federal Home Loan Bank advances increased by $3.1 million, or 4%, to $78.1 million at September 30, 2003 from $75.0 million at December 31, 2002. As a result of their memberships in the FHLB of Des Moines, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.

Other borrowings increased to $10.0 million at September 30, 2003 for an increase of $5.0 million, or 100%, from December 31, 2002. In September 2001, the Company drew a $5.0 million advance on a line of credit at an upstream correspondent bank as partial funding for the initial capitalization of Cedar Rapids Bank & Trust. In February and July 2003, the Company drew additional advances of $2.0 million and $3.0 million, respectively, as funding to maintain the required level of regulatory capital at Cedar Rapids Bank & Trust in light of the bank's growth.

In June 1999, the Company issued 1,200,000 shares of trust preferred securities through a newly formed subsidiary, QCR Capital Trust I. On the Company's balance sheet these securities are included with liabilities and are presented as "company obligated manditorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures", and were $12.0 million at both September 30, 2003 and December 31, 2002.

Other liabilities were $10.3 million at September 30, 2003, up $1.9 million, or 23%, from $8.4 million at December 31, 2002. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At September 30, 2003, the most significant components of other liabilities were $4.8 million of accounts payable, $2.6 million of accrued expenses, and $1.2 million of interest payable.

Common stock at September 30, 2003 was $2.8 million, which was unchanged from December 31, 2002. A slight increase of $26 thousand was the result of stock issued from the net exercise of stock options and stock purchased under the employee stock purchase plan.

Additional paid-in capital totaled $17.0 million at September 30, 2003 up $219 thousand, or 1%, from $16.8 million at December 31, 2002. The increase resulted primarily from proceeds received in excess of the $1.00 per share par value for the 26,470 shares of common stock issued as the result of the net exercise of stock options and stock purchased under the employee stock purchase plan.

Retained earnings increased by $4.2 million, or 27%, to $19.9 million at September 30, 2003 from $15.7 million at December 31, 2002. The increase reflected net income for the nine-month period less the cash dividend declared to stockholders. On May 8, 2003, the Company announced that the board of directors had declared a cash dividend of $0.05 per share, or approximately $138 thousand, which was paid on July 3, 2003, to stockholders of record on June 16, 2003. The Company declared a $0.06 per share dividend on October 23, 2003 payable on January 5, 2004 for each share of common stock held of record as of December 15, 2003.

Unrealized gains on securities available for sale, net of related income taxes, totaled $1.8 million at September 30, 2003 as compared to $2.1 million at December 31, 2002. The decrease in gains of $356 thousand was attributable to decreases during the period in fair value of the securities identified as available for sale as a result of an increase in interest rates.

At both September 30, 2003 and December 31, 2002, the Company held 60,146 treasury shares at a total cost of $855 thousand. The weighted average cost of the shares was $14.21.

RESULTS OF OPERATIONS

OVERVIEW

Net income for the third quarter ended September 30, 2003 was $1.8 million as compared to net income of $1.2 million for the same period in 2002, an increase of $649 thousand or 56%. Basic earnings per share for the third quarter of fiscal 2003 increased to $0.65 from $0.42 in fiscal 2002. For the third quarter ended September 30, 2003, net interest income improved by 22%, and noninterest income improved by 32% for a combined improvement of $1.8 million when compared to the same period in 2002. Partially offsetting these improvements for the Company were an increase in the provision for loan losses of 47% and an increase in noninterest expense 12% for a combined offset of $887 thousand, when compared to the same period in 2002.

Net income for the nine-month period ended September 30, 2003 was $4.4 million as compared to net income of $2.8 million for the same period in 2002, an increase of $1.6 million or 57%. Basic earnings per share for the nine months ended September 30, 2003 increased to $1.57 from $1.01 for the first nine months one year ago. For the nine months ended September 30, 2003, net interest income improved by 20%, while noninterest income improved by 42%, for a combined improvement of $5.2 million when compared to the same period in 2002. The improvement in noninterest income was due primarily to a large increase in the gains on sales of residential real estate loans at the subsidiary banks. Partially offsetting the improvements in revenue for the Company were increases in noninterest expense of $2.0 million and the provision for loan losses of $765 thousand. The increase in noninterest expense was predominately due to growth in salaries and employee benefits. After-tax income at Cedar Rapids Bank & Trust was $147 thousand for the nine months ended September 30, 2003, as compared to after-tax losses of $649 thousand for the same period in 2002. Profitability at the new bank charter increased at a pace anticipated by management, and Cedar Rapids Bank and Trust's growth has been more rapid than expected, as total assets surpassed $100 million in February 2003 and ended at $142.3 million at September 30, 2003.

   Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

                                                                         For 9 Months Ended September 30,
                                                        -------------------------------------------------------------------
                                                                        2003                             2002
                                                        ----------------------------------  -------------------------------
                                                                       Interest   Average               Interest   Average
                                                         Average       Earned     Yield or   Average     Earned    Yield or
                                                         Balance       or Paid     Cost      Balance    or Paid      Cost
                                                        -------------------------------------------------------------------
ASSETS
Interest earnings assets:
Federal funds sold ..................................   $  22,978     $     149    0.86%    $   8,280    $    152    2.45%
Interest-bearing deposits at financial institutions .      14,943           346    3.09%       21,826         684    4.18%
Investment securities (1) ...........................      86,706         2,899    4.46%       70,839       3,096    5.83%
Gross loans receivable (2) ..........................     474,026        21,665    6.09%      371,304      18,820    6.76%
                                                        -----------------------              --------------------
   Total interest earning assets ....................     598,653        25,059    5.58%      472,250      22,752    6.42%

Noninterest-earning assets:
Cash and due from banks .............................   $  28,225                            $  20,848
Premises and equipment ..............................       9,309                                9,230
Less allowance for estimated losses on loans ........      (7,651)                              (5,628)
Other ...............................................      15,845                               15,425
                                                        ---------                            ---------
   Total assets .....................................   $ 644,381                            $ 512,125
                                                        =========                            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits ....................   $ 154,893         1,120    0.96%     $ 114,925      1,323    1.53%
Savings deposits ....................................      12,540            47    0.50%         9,741         82    1.12%
Time deposits .......................................     198,063         4,237    2.85%       176,431      4,823    3.64%
Short-term borrowings ...............................      38,724           253    0.87%        29,788        360    1.61%
Federal Home Loan Bank advances .....................      77,861         2,497    4.28%        49,478      1,818    4.90%
COMR ................................................      12,000           850    9.44%        12,000        850    9.44%
Other borrowings ....................................       7,424           170    3.05%         5,000        169    4.51%
                                                        -----------------------              --------------------
   Total interest-bearing liabilities ...............     501,505         9,174    2.44%       397,362      9,425    3.16%

Noninterest-bearing demand ..........................      95,006                               67,649
Other noninterest-bearing liabilities ...............       9,325                               15,139
Total liabilities ...................................     605,836                              480,150
Stockholders' equity ................................      38,545                               31,975
                                                        ---------                            ---------
   Total liabilities and stockholders' equity .......   $ 644,381                            $ 512,125
                                                        =========                            =========
Net interest income .................................                 $  15,885                          $ 13,327
                                                                      =========                          ========
Net interest spread .................................                               3.14%                            3.26%
                                                                                    =====                            =====

Net interest margin .................................                               3.54%                            3.76%
                                                                                    =====                            =====
Ratio of average interest earning assets to average
   interest-bearing liabilities .....................     119.37%                              118.85%
                                                        =========                            =========

(1)  Interest  earned  and  yields  on  nontaxable   investment  securities  are
     determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2) Loan fees are not material and are included in interest income from loans receivable.

             Analysis of Changes of Interest Income/Interest Expense
                  For the nine months ended September 30, 2003

                                                                     Components
                                                    Inc./(Dec.)     of Change (1)
                                                       from      ------------------
                                                   Prior Period   Rate      Volume
                                                   --------------------------------
                                                             2003 vs. 2002
                                                   --------------------------------
                                                         (Dollars in Thousands)
INTEREST INCOME

Federal funds sold ................................   $    (3)   $  (193)   $   190
Interest-bearing deposits at financial institutions      (338)      (153)      (185)
Investment securities (2) .........................      (197)    (1,048)       851
Gross loans receivable (3) ........................     2,845     (2,894)     5,739
                                                      -----------------------------

          Total change in interest income .........   $ 2,307    $(4,288)   $ 6,595
                                                      -----------------------------

INTEREST EXPENSE

Interest-bearing demand deposits ..................   $  (203)   $  (739)   $   536
Savings deposits ..................................       (35)       (64)        29
Time deposits .....................................      (586)    (1,383)       797
Short-term borrowings .............................      (107)      (239)       132
Federal Home Loan Bank advances ...................       679       (381)     1,060
COMR ..............................................        --         --         --
Other borrowings ..................................         1        (87)        88
                                                      -----------------------------

          Total change in interest expense ........   $  (251)   $(2,893)   $ 2,642
                                                      -----------------------------

Total change in net interest income ...............     2,558    $(1,395)     3,953
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

The Company realized a 0.12% decrease in the net interest spread declining from 3.26% for the nine months ended September 30, 2002 to 3.14% for the nine months ended September 30, 2003. The average yield on interest-earning assets decreased 0.84% for the nine months ended September 30, 2003 when compared to the same period ended September 30, 2002. At the same time, the average cost of interest-bearing liabilities declined 0.72%. The narrowing of the net interest spread created a reduction in the Company's net interest margin. For the nine months ended September 30, 2003, the net interest margin was 3.54% compared to 3.76% for the same period in 2002. Also, playing a role in the reduction of the Company's net interest margin were prepayment penalties of $158 thousand incurred by Quad City Bank & Trust on the early pay-off of several higher rate FHLB advances, which had been borrowed in a much higher rate environment. Without these penalties, and the retention of the advances, the Company's net interest margin would have been 3.56% for the nine months ended September 30, 2003. Management aggressively managed the Company's cost of funds through the dramatic drop in short-term interest rates in 2001 and the continuation of a low interest rate environment throughout 2002 and into 2003, and will continue to closely monitor and manage net interest margin.

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Interest income increased by $747 thousand to $8.6 million for the three-month period ended September 30, 2003 when compared to $7.9 million for the quarter ended September 30, 2002. The increase of 9% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, partially offset by significant reductions in interest rates. The Company's average yield on interest-earning assets decreased 0.78% for the three months ended September 30, 2003 when compared to the three months ended September 30, 2002.

Interest expense decreased by $299 thousand from $3.2 million for the three-month period ended September 30, 2002 to $2.9 million for the three-month period ended September 30, 2003. The 9% decrease in interest expense was caused by significant reductions in interest rates, partially offset by greater average, outstanding balances in interest-bearing liabilities, principally with respect to customers' deposits in subsidiary banks, Federal Home Loan Bank advances and short-term borrowings. The Company's average cost of interest-bearing liabilities declined 0.79% for the three months ended September 30, 2003 when compared to the three months ended September 30, 2002.

At September 30, 2003 and December 31, 2002, the Company had an allowance for estimated losses on loans of 1.77% and 1.53 %, respectively, of gross loans. The provision for loan losses increased by $302 thousand from $637 thousand for the three-month period ended September 30, 2002 to $939 thousand for the three-month period ended September 30, 2003. During the third quarter of 2003, management made monthly provisions for loan losses based upon a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. During the third quarter of 2003, the $939 thousand provision to the allowance for loan losses was attributed 13%, or $118 thousand, to net growth in the loan portfolio, and 87%, or $821 thousand, to downgrades and write-offs within the portfolio. For the three months ended September 30, 2003, commercial loan charge-offs totaled $42 thousand, and there were commercial recoveries of $14 thousand. The recovery amount of $14 thousand was related to a $758 thousand charge-off, which occurred during the first quarter of 2003 and was in addition to a $1.2 million charge-off, which occurred during the quarter ended December 31, 2002. During the second quarter of 2003, recoveries resulted from the sale of the borrower's real estate and equipment, and the liquidation of all of the customer's other collateral. As in the third quarter, Quad City Bank & Trust expects additional modest recoveries in future periods as gain from the sale of other real estate, which was deferred in accordance with current accounting rules, is recognized. Consumer loan charge-offs and recoveries totaled $75 thousand and $51 thousand, respectively, during the quarter. Credit card loans accounted for 54% of the third quarter consumer charge-offs and 79% of the third quarter consumer recoveries. Residential real estate loans had no charge-offs or recoveries for the three months ended September 30, 2003.

Noninterest income of $3.3 million for the three-month period ended September 30, 2003 was a $791 thousand, or 32%, increase from $2.5 million for the three-month period ended September 30, 2002. Noninterest income during each of the quarters in comparison consisted primarily of income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous income. The quarter ended September 30, 2003, when compared to the same quarter in 2002, posted a $96 thousand increase in fees earned by the merchant credit card operations of Bancard. Gains on the sale of residential real estate mortgage loans, net, increased $449 thousand from the quarter ended September 30, 2002 to the same quarter in 2003. Activity was stimulated by mortgage rates at, or below, forty year lows. Additional variations in noninterest income consisted of a $37 thousand increase in trust department fees, a $102 thousand increase in deposit service fees, and a $107 thousand increase in other noninterest income. Other noninterest income in each quarter consisted primarily of investment advisory and management fees, earnings on the cash surrender value of life insurance, Visa check card fees, and income from associated companies.

Merchant credit card fees for the three months ended September 30, 2003 increased by 14% to $784 thousand reflecting little effect of the sale of the independent sales organization (ISO) related merchant credit card activity to iPayment, Inc. In October 2002, the Company sold Bancard's ISO-related merchant credit card operations to iPayment, Inc. for $3.5 million. After contractual compensation and severance payments, transaction expenses, and income taxes, the transaction resulted in a gain of $1.3 million, or $0.47 per share, which was realized during the quarter ended December 31, 2002. Also included in the sale were all of the merchant credit card processing relationships owned by Allied. Bancard continues to provide credit card processing for its local merchants and cardholders of the subsidiary banks and agent banks. Through September 24, 2003, Bancard also temporarily continued to process ISO related transactions for iPayment, Inc. for a fixed monthly fee rather than a percentage of transaction volumes. Built into the sales contract with iPayment was an agreement that the fixed monthly fee would increase as the temporary processing period was extended. Extensions to the processing period and the resulting growth in the fixed monthly fee have mitigated the drop in Bancard's earnings that was expected to have occurred by this time. However, due to the transfer of this ISO processing to another provider just prior to the close of the third quarter of 2003, the Company anticipates that in future quarters Bancard's monthly earnings will be reduced significantly. The Company believes that Bancard will remain profitable with its narrowed business focus of continuing to provide credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks. Going forward, the Company anticipates that quarterly merchant credit card fees, net of processing costs, will be in a range of $225 thousand to $275 thousand from the Company's local merchant, cardholder, and agent bank portfolios. As a result, it is anticipated that Quad City Bancard's quarterly net income will likely be approximately break even to $30 thousand initially, due to the transfer of the iPayment processing to another provider, as compared to net income of $357 thousand for the third quarter of 2003.

For the quarter ended September 30, 2003, trust department fees increased $37 thousand, or 7%, to $551 thousand from $514 thousand for the same quarter in 2002. There was continued development of existing trust relationships and the addition of new trust customers during the quarter, however the impact of such was partially offset by the reduced market values of securities held in trust accounts and distributions to trust customers, when compared to one year ago, and the resulting impact in the calculation and realization of trust fees.

Deposit service fees increased $102 thousand, or 36%, to $386 thousand from $284 thousand for the three-month periods ended September 30, 2003 and September 30, 2002, respectively. This increase was primarily a result of the growth in noninterest bearing demand deposit accounts of $43.7 million, or 59%, since September 30, 2002. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, were $1.2 million for the three months ended September 30, 2003, which reflected an increase of 63%, or $449 thousand, from $713 thousand for the three months ended September 30, 2002. The increase resulted from larger numbers of home refinances and home purchases, and the subsequent sale of the majority of these loans into the secondary market. Depressed interest rates, which have existed for the last several quarters, continued to stimulate the activity within this area of the subsidiary banks throughout the third quarter of 2003. While mortgage rates remain at historically low levels, management anticipates that the level of gains on sales of loans, net, will be reduced significantly for the remainder of the year and beyond.

For the quarter ended September 30, 2003, other noninterest income increased $107 thousand, or 39%, to $377 thousand from $270 thousand for the same quarter in 2002. The increase was primarily due to a combination of improved fees generated from the usage of Visa check cards by customers of the subsidiary banks, improved earnings on the cash surrender value of life insurance, an increase in investment advisory and management fees, and increased item processing fees.

Noninterest expenses for the three months ended September 30, 2003 were $5.4 million as compared to $4.8 million for the same period in 2002, for an increase of $585 thousand or 12%. The primary components of noninterest expenses were salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both quarters.

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2003 and 2002.

                              Noninterest Expenses

                                                        Three months ended
                                                          September 30,
                                                --------------------------------
                                                   2003         2002    % change
                                                --------------------------------
Salaries and employee benefits ..............   $3,294,285   $2,866,528   14.9%
Professional and data processing fees .......      506,258      395,569   28.0%
Advertising and marketing ...................      178,715      139,727   27.9%
Occupancy and equipment expense .............      655,588      702,400   (6.7)%
Stationery and supplies .....................      111,003      117,000   (5.1)%
Postage and telephone .......................      157,342      144,677    8.8%
Other .......................................      453,042      405,505   11.7%
                                                -----------------------
              Total noninterest expenses ....   $5,356,233    4,771,406   12.3%
                                                =======================

For the quarter ended September 30, 2003, total salaries and benefits increased to $3.3 million or $428 thousand over the previous year's quarter total of $2.9 million. Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. The increase was primarily due to the increased incentive compensation to real estate officers proportionate to the increased volumes of gains on sales of loans, in combination with increased expenses related to both tax benefit rights and stock appreciation rights. Professional and data processing fees increased from $396 thousand for the three months ended September 30, 2002 to $506 thousand for the same three-month period in 2003. The $110 thousand increase was predominately due to increases in data processing and consulting fees at the subsidiary banks. Occupancy and equipment expense decreased $47 thousand or 7% from quarter to quarter. The decrease was predominately due to a $44 thousand adjustment made during the third quarter of 2002 to the property tax accrual. Advertising and marketing increased $39 thousand from $140 thousand for the three months ended September 30, 2002 to $179 thousand for the same period in 2003. The increase was proportionate to the increased business activity throughout the Company. Other noninterest expense increased $47 thousand, or 12%, for the three months ended September 30, 2003 when compared to the like period in 2002. The increase was primarily due to increased service charges from upstream banks and increased insurance expense incurred at the subsidiary banks.

The provision for income taxes was $890 thousand for the three-month period ended September 30, 2003 compared to $588 thousand for the three-month period ended September 30, 2002 for an increase of $301 thousand or 51%. The increase was the result of an increase in income before income taxes of $950 thousand, or 54%, for the 2003 quarter when compared to the 2002 quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Interest income increased by $2.4 million to $24.9 million for the nine-month period ended September 30, 2003 when compared to $22.5 million for the quarter ended September 30, 2002. The increase of 10% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, partially offset by significant reductions in interest rates. The Company's average yield on interest-earning assets decreased 0.84% for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002.

Interest expense decreased by $251 thousand from $9.4 million for the nine-month period ended September 30, 2002 to $9.2 million for the nine-month period ended September 30, 2003. The 3% decrease in interest expense was caused by significant reductions in interest rates, almost entirely offset by a combination of greater average, outstanding balances in interest-bearing liabilities, principally with respect to customers' deposits in subsidiary banks and Federal Home Loan Bank advances, and prepayment penalties of $158 thousand incurred by Quad City Bank & Trust on the early pay-off of several higher rate FHLB advances. The Company's average cost of interest-bearing liabilities declined 0.72% for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002.

At September 30, 2003 and December 31, 2002, the Company had an allowance for estimated losses on loans of 1.77% and 1.53 %, respectively, of gross loans. The provision for loan losses increased by $766 thousand from $1.9 million for the nine-month period ended September 30, 2002 to $2.6 million for the nine-month period ended September 30, 2003. During the first nine months of 2003, management made monthly provisions for loan losses based upon a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. During the first nine months of 2003, the $2.6 million provision to the allowance for loan losses was attributed 31%, or $827 thousand, to net growth in the loan portfolio, and 69%, or $1.8 million, to downgrades and write-offs within the portfolio. For the nine months ended September 30, 2003, commercial loan charge-offs totaled $829 thousand, which resulted primarily from a single customer relationship at Quad City Bank & Trust, and there were $155 thousand commercial recoveries, primarily due to this same relationship. The net write-off of this relationship accounted for 24% of the provision for loans losses during the first nine months of 2003 and was in addition to a $1.2 million charge-off, which occurred during the quarter ended December 31, 2002. The additional losses were a result of environmental issues associated with the collateral for the loan, which were identified during the first quarter of 2003. The Company believed that these environmental issues negatively impacted the value and salability of the business and determined that it was appropriate to take a conservative approach and write-down the loan balance to reflect no value in the real estate and equipment collateral. During the second quarter of 2003, all of the collateral, including the real estate and equipment, was sold which resulted in a $120 thousand recovery. In the third quarter, there was a recovery of $14 thousand, and Quad City Bank and Trust expects additional modest recoveries in future periods as gain from the sale of other real estate, which has been deferred in accordance with current accounting rules, is recognized. Consumer loan charge-offs and recoveries totaled $215 thousand and $178 thousand, respectively, during the period. Residential real estate loans had no charge-offs or recoveries for the nine months ended September 30, 2003.

Noninterest income of $9.0 million for the nine-month period ended September 30, 2003 was a $2.7 million, or 42%, increase from $6.3 million for the nine-month period ended September 30, 2002. Noninterest income during each of the periods in comparison consisted primarily of income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous income. The nine months ended September 30, 2003, when compared to the same period in 2002, posted a $16 thousand increase in fees earned by the merchant credit card operations of Bancard. This stability in merchant credit card fees was the result of Bancard's continued processing of the independent sales organization
(ISO) related merchant credit card activity, which was sold to iPayment, Inc. in October 2002. Gains on the sale of residential real estate mortgage loans, net, increased $1.9 million from the nine months ended September 30, 2002 to the same period in calendar 2003. Activity was stimulated by mortgage rates at, or below, forty year lows. Additional variations in noninterest income consisted of a $265 thousand increase in deposit service fees and a $506 thousand increase in other noninterest income. Other noninterest income in each period consisted primarily of investment advisory and management fees, earnings on the cash surrender value of life insurance, and income from associated companies.

Merchant credit card fees for the nine months ended September 30, 2003 remained at $1.8 million, unchanged from the same period in 2002, reflecting little effect of the sale of the independent sales organization (ISO) related merchant credit card activity to iPayment, Inc. In October 2002, the Company sold Bancard's ISO-related merchant credit card operations to iPayment, Inc. for $3.5 million. After contractual compensation and severance payments, transaction expenses, and income taxes, the transaction resulted in a gain of $1.3 million, or $0.47 per share, which was realized during the quarter ended December 31, 2002. Also included in the sale were all of the merchant credit card processing relationships owned by Allied. Bancard continues to provide credit card processing for its local merchants and cardholders of the subsidiary banks and agent banks. Through September 24, 2003, Bancard also temporarily continued to process ISO related transactions for iPayment, Inc. for a fixed monthly fee rather than a percentage of transaction volumes. Built into the sales contract with iPayment was an agreement that the fixed monthly fee would increase as the temporary processing period was extended. Extensions to the processing period and the resulting growth in the fixed monthly fee have mitigated the drop in Bancard's earnings that was expected to have occurred by this time. However, due to the transfer of this ISO processing to another provider just prior to the close of the third quarter of 2003, the Company anticipates that in future quarters Bancard's monthly earnings will be reduced significantly. The Company believes that Bancard will remain profitable with its narrowed business focus of continuing to provide credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks. Going forward, the Company anticipates that quarterly merchant credit card fees, net of processing costs, will likely be in a range of $225 thousand to $275 thousand from the Company's local merchant, cardholder, and agent bank portfolios. As a result, it is anticipated that Quad City Bancard's quarterly net income will likely be approximately break even to $30 thousand initially, due to the transfer of the iPayment processing to another provider, as compared to net income of $741 thousand for the first nine months of 2003.

For the nine months ended September 30, 2003, trust department fees increased $14 thousand, or less than 1%, to remain at $1.7 million, as they were for the same period in 2002. Although there was continued development of existing trust relationships and the addition of new trust customers during the period, the impact was entirely offset by the reduced market values of securities held in trust accounts and distributions to trust customers, when compared to one year ago, and the resulting impact in the calculation and realization of trust fees.

Deposit service fees increased $265 thousand, or 32%, to $1.1 million from $815 thousand for the nine-month periods ended September 30, 2003 and September 30, 2002, respectively. This increase was primarily a result of the growth in noninterest bearing demand deposit accounts of $43.7 million, or 59%, since September 30, 2002. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, were $3.3 million for the nine months ended September 30, 2003, which reflected an increase of 126%, or $1.8 million, from $1.5 million for the nine months ended September 30, 2002. The increase resulted from larger numbers of home refinances and home purchases, and the subsequent sale of the majority of these loans into the secondary market. Depressed interest rates, which have existed for the last several quarters, continued to stimulate the activity within this area of the subsidiary banks throughout the first nine months of 2003. While mortgage rates remain at historically low levels, management anticipates that the level of gains on sales of loans, net will be reduced significantly for the remainder of the year and beyond.

For the nine months ended September 30, 2003, other noninterest income increased $506 thousand, or 83%, to $1.1 million from $609 thousand for the same period in 2002. The increase was primarily due to a combination of increased earnings realized by Nobel Electronic Transfer, LLC, one of the four associated companies in which the Company holds an interest, gain realized on the sale of foreclosed property, improved earnings on the cash surrender value of life insurance, and to improved fees generated from the usage of Visa check cards by customers of the subsidiary banks.

Noninterest expenses for the nine months ended September 30, 2003 were $15.5 million as compared to $13.5 million for the same period in 2002, for an increase of $2.0 million or 15%. The primary components of noninterest expenses were salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both periods.

The following table sets forth the various categories of noninterest expenses for the nine months ended September 30, 2003 and 2002.

                              Noninterest Expenses

                                                      Nine months ended
                                                         September 30,
                                              ----------------------------------
                                                 2003          2002     % change
                                              ----------------------------------
Salaries and employee benefits ............   $ 9,379,998   $ 8,169,753   14.8%
Professional and data processing fees .....     1,465,764     1,021,638   43.5%
Advertising and marketing .................       532,241       457,086   16.4%
Occupancy and equipment expense ...........     1,964,026     1,896,621    3.6%
Stationery and supplies ...................       335,723       357,392   (6.1)%
Postage and telephone .....................       475,464       401,268   18.5%
Other .....................................     1,386,439     1,245,162   11.4%
                                              -------------------------
              Total noninterest expenses ..   $15,539,655    13,548,920   14.7%
                                              =========================

For the nine months ended September 30, 2003, total salaries and benefits increased to $9.4 million or $1.2 million over the previous year's nine-month total of $8.2 million. Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. The increase was primarily due to the addition of employees at the subsidiary banks, in combination with increased expense related to tax benefit rights and stock appreciation rights and incentive compensation to real estate officers proportionate to the increased volumes of gains on sales of loans. Professional and data processing fees increased from $1.0 million for the nine months ended September 30, 2002 to $1.5 million for the same nine-month period in 2003. The $444 thousand increase was predominately due to increases in data processing and auditing fees at the subsidiary banks. Advertising and marketing expense increased to $532 thousand for the nine months ended September 30, 2003 from $457 thousand for the comparable period in 2002. The $75 thousand increase was a reflection of the Company's growth during the past year. Postage and telephone increased $74 thousand from $401 thousand for the nine months ended September 30, 2002 to $475 thousand for the same period in 2003. The increase was proportionate to the increased business activity throughout the Company. Other noninterest expense increased $141 thousand, or 11%, for the nine months ended Septmeber 30, 2003 when compared to the like period in 2002. The increase was primarily due to an increase in expenses related to other real estate owned, an increase in insurance expense, and increased service charges from upstream banks.

The provision for income taxes was $2.2 million for the nine-month period ended September 30, 2003 compared to $1.3 million for the nine-month period ended September 30, 2002 for an increase of $896 thousand or 70%. The increase was the result of an increase in income before income taxes of $2.5 million or 61% for the 2003 period when compared to the 2002 period, in combination with an increase in the Company's effective tax rate, from 31.37% to 33.20%, which was the result of tax-free income representing a smaller portion of the Company's total income.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash provided by operating activities, consisting primarily of proceeds on sales of loans, was $14.9 million for the nine months ended September 30, 2003 compared to $3.3 million net cash used in the same period in 2002. Net cash used in investing activities, consisting principally of loan originations to be held for investment and purchases of available for sale securities, was $78.8 million for the nine months ended September 30, 2003 and $89.5 million for the nine months ended September 30, 2002. Net cash provided by financing activities, consisting primarily of deposit growth, for the nine months ended September 30, 2003 was $72.7 million and for the same period in 2002 was $101.4 million.

The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At September 30, 2003, the subsidiary banks had seven unused lines of credit totaling $41.0 million, of which $4.0 million was secured and $37.0 million was unsecured. At December 31, 2002, the subsidiary banks had seven unused lines of credit totaling $38.0 million, of which $4.0 million was secured and $34.0 million was unsecured. At both September 30, 2003 and December 31, 2002, the Company also had a line of credit at its primary correspondent bank for $15.0 and $10.0 million, respectively. At December 31, 2002, $5.0 million had been drawn and used as partial funding for the capitalization of Cedar Rapids Bank & Trust, and in February 2003 an additional $2.0 million was drawn as funding to maintain the required level of capital at Cedar Rapids Bank & Trust in light of the bank's growth. In July 2003, the Company transferred its line of credit to a new primary correspondent and drew an additional $3.0 million for capital maintenance purposes at Cedar Rapids Bank & Trust.

The Company paid its first cash dividend of $0.05 per share, totaling $138 thousand, in January 2003. Going forward, it is the Company's intention to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, however believes that operating results have reached a level that can sustain dividends to stockholders as well. The Company paid a $0.05 per share cash dividend, totaling $139 thousand, on July 3, 2003, to stockholders of record on June 16, 2003. On October 23, 2003, the Company declared a $0.06 per share dividend payable on January 5, 2004 for each share of common stock held of record as of December 15, 2003.

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

One method used to quantify interest rate risk is the net portfolio value analysis. This analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The most recent net portfolio value analysis, as of June 30, 2003, projected that net portfolio value would decrease by approximately 4.23% if interest rates would rise 200 basis points over the next year. It projected an increase in net portfolio value of approximately 3.82% if interest rates would drop 200 basis points. Both simulations are within the board-established policy limits of a 10% decline in value.

Part I
Item 4

                             CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

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

               A report on Form 8-K was filed on August 11, 2003 under Item 12, which reported the Company's financial information, including earnings for the quarter ended June 30, 2003, in the form of a shareholder letter dated August 2003.

               A report on Form 8-K was filed on September 17, 2003 under Item 5, which announced the Company's adoption of a Stockholders' Rights Plan, disclosed the terms of the Rights Agreement, and summarized the action in the form of a press release.

               A report on Form 8-K was filed on October 24, 2003 under Items 5 and 12, which announced the declaration of a cash dividend and reported the Company's financial information, including earnings for the quarter ended September 30, 2003, in the form of a press release.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             QCR HOLDINGS, INC.
                                             (Registrant)

Date    November 7, 2003                     /s/ Michael A. Bauer
                                             -----------------------------------
                                             Michael A. Bauer, Chairman

Date    November 7, 2003                     /s/ Douglas M. Hultquist
                                             -----------------------------------
                                             Douglas M. Hultquist, President
                                             Chief Executive Officer

Date    November 7, 2003                     /s/ Todd A. Gipple
                                             -----------------------------------
                                             Todd A. Gipple, Executive Vice
                                             President Chief Financial Officer