Form 10-K
period 2003-12-31
QCR HOLDINGS INC
filed 2004-03-19
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003.

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

             Securities registered pursuant to Section 12(b) of the
                                 Exchange Act:
             ------------------------------------------------------
              Preferred Securities of QCR Holdings Capital Trust I

             Securities registered pursuant to Section 12(g) of the
                                 Exchange Act:
             ------------------------------------------------------
                           Common stock, $1 Par Value

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The Nasdaq SmallCap Market on June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $51,600,000.

                      Documents incorporated by reference:
          --------------------------------------------------------------
          Part III of Form 10-K - Proxy statement for annual meeting of stockholders to be held in May 2004.

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

Quad City Bancard, Inc. ("Bancard") was capitalized on April 3, 1995, as a Delaware corporation that provides merchant and cardholder credit card processing services. This operation had previously been a division of Quad City Bank & Trust since July 1994. On October 22, 2002, the Company announced
Bancard's sale of its independent sales organization (ISO) related merchant credit card operations to iPayment, Inc. Until September 24, 2003, Bancard continued to process transactions for iPayment, Inc., and approximately 32,500 merchants. Since iPayment, Inc. discontinued processing with Bancard, processing volumes decreased significantly. Bancard does, however, continue to provide credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks.

On March 29, 1999, Bancard formed its own independent sales organization ("ISO") subsidiary, Allied Merchant Services, Inc. ("Allied"), to generate merchant credit card processing business. Bancard owned 100% of Allied. As a result of Bancard's sale of its ISO related merchant credit card operations to iPayment, Inc. in October 2002, Allied ceased its operations as an ISO. Included in the sale to iPayment, Inc., were all of the merchant credit card processing relationships owned by Allied. Allied was liquidated on December 31, 2003.

QCR Holdings Capital Trust I ("Trust I") was formed in April 1999 and capitalized in June 1999 in connection with the public offering of $12 million of 9.2% trust preferred capital securities due June 30, 2029, which are callable on June 30, 2004. As a wholly owned subsidiary of the Company, Trust I's assets had previously been included in the Company's balance sheet consolidation. A U.S. Securities and Exchange Commission (SEC) ruling, made on December 19, 2003 based on the Financial Accounting Standards Board Interpretation (FIN) No. 46, required bank holding companies to deconsolidate trust preferred securities from the balance sheet as of December 31, 2003 for calendar year end companies. Therefore, the Company's equity investment in Trust I at December 31, 2003, of $390 thousand, was included in other assets on the fiscal 2003 year-end balance sheet. A detailed explanation of FIN No. 46 and its impact on the Company is presented in the "Impact of New Accounting Standards" section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional information related to the Company's adoption of FIN No. 46 is included in Note 1 to the consolidated financial statements.

In February 2004, the Company issued $8.0 million of floating rate capital securities and $12.0 million of fixed rate capital securities (together, the "Trust Preferred Securities") of QCR Holdings Statutory Trust II ("Trust II") and QCR Holdings Statutory Trust III ("Trust III"). The securities represent undivided beneficial interests in Trust II and Trust III, which were established by the Company for the purpose of issuing the Trust Preferred Securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act.

The securities issued by Trust II and Trust III mature in 30 years. The floating rate capital securities are callable at par after five years and the fixed rate capital securities are callable at par after seven years. The floating rate capital securities have a variable rate based on the three-month LIBOR, reset quarterly, with the initial rate set at 3.97%, and the fixed rate capital securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they have a variable rate based on the three-month LIBOR, reset quarterly. Both Trust II and Trust III used the proceeds from the sale of the Trust Preferred Securities to purchase junior subordinated debentures of QCR Holdings, Inc. The Company incurred issuance costs of $410 thousand, which will be amortized over the lives of the securities.

The Company intends to use its net proceeds for general corporate purposes, including the possible redemption in June 2004 of the $12.0 million of 9.2% cumulative trust preferred securities issued by Trust I in 1999. If redeemed, the trust preferred securities issued in 1999 carry approximately $750 thousand of unamortized issuance costs, which will be expensed as of June 30, 2004.

The Company owns 100% of Quad City Bank & Trust, Cedar Rapids Bank & Trust, and Bancard, and 100% of the common securities of Trust I. In addition to such ownership, the Company invests its capital in stocks of financial institutions and mutual funds, as well as participates in loans with the subsidiary banks. In addition, to its wholly -owned subsidiaries, the Company has an aggregate investment of $307 thousand in three associated companies, Nobel Electronic Transfer, LLC, Nobel Real Estate Investors, LLC, and Velie Plantation Holding Company, LLC. The Company had previously held an investment in Clarity Merchant Services Inc., which was liquidated on December 31, 2003.

The Company and its subsidiaries collectively employed 233 individuals at December 31, 2003. No one customer accounts for more than 10% of revenues, loans or deposits. In August 2002, the Company's board of directors elected to change the Company's fiscal year end from June 30 to December 31. Due to this change, the Company filed a Form 10-K for the transition period from July 1, 2002 to December 31, 2002 and now holds its annual meetings in May of each year instead of October. The 2003 annual meeting will be held on May 5, 2004. The Company's subsidiaries have also changed their fiscal years aligning their financial reporting with that of the Company. Throughout this document references to fiscal 2003 are for the year ended December 31, 2003. References to the transition period are for the six months ended December 31, 2002. References to fiscal 2002 and fiscal 2001 are for the years ended June 30, 2002 and 2001, respectively. In most instances, results are shown for the fiscal year ended December 31, 2003 along with the six-month transition period and the two previous fiscal years ended June 30.

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

Business. The Company's principal business consists of attracting deposits from the public and investing those deposits in loans and securities. The deposits of Quad City Bank & Trust and Cedar Rapids Bank & Trust are insured to the maximum amount allowable by the FDIC. The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits and borrowings. Its operating results are affected by merchant credit card fees, trust fees, deposit service charge fees, fees from the sale of residential real estate loans and other income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses, bank service charges, insurance, and other administrative expenses. The Company's operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

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

Quad City Bank & Trust's current legal lending limit is approximately $7.2 million. Its loan portfolio is comprised primarily of commercial, residential real estate and consumer loans. As of December 31, 2003, commercial loans made up approximately 81% of the loan portfolio, while residential mortgages comprised approximately 8% and consumer loans comprised approximately 11%.

Cedar Rapids Bank & Trust's current corporate lending limit is approximately $2.5 million. Its loan portfolio is comprised primarily of commercial, residential real estate and consumer loans. As of December 31, 2003, commercial loans made up approximately 92% of the loan portfolio, while residential mortgages comprised approximately 3% and consumer loans comprised approximately 5%.

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

Residential mortgage lending has been a focal point of Quad City Bank & Trust and Cedar Rapids Bank & Trust as they continue to build their real estate lending business. The subsidiary banks' real estate loan portfolios were approximately $35.6 million at December 31, 2003. The subsidiary banks currently have eight mortgage originators.

The subsidiary banks sell the majority of their real estate loans in the secondary market. They typically sell the majority of the fixed rate loans that they originate. During the year ended December 31, 2003, the subsidiary banks originated $268.8 million of real estate loans and sold $241.6 million, or90%, of these loans. During the six months ended December 31, 2002, the subsidiary banks originated $145.1 million of real estate loans and sold $121.5 million, or 84%, of these loans. During fiscal 2002, the subsidiary banks originated $175.5 million of real estate loans and sold $144.3 million, or 82%, of these loans. Generally, the subsidiary banks' residential mortgage loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell loans in the secondary market. The subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature in one to five years. The subsidiary banks generally retain these loans in their portfolios. Servicing rights are not presently retained on the loans sold in the secondary market.

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

See Appendix B for tables and schedules that show selected comparative statistical information required pursuant to the industry guides promulgated under the Securities Act of 1933 and 1934, relating to the business of the Company. Consistent with the information presented in Form 10-K, results are presented for the fiscal year ended December 31, 2003, along with the six-month transition period ended December 31, 2002, and the two previous fiscal years ended June 30. A second presentation shows comparative financial information restated in calendar year periods for 1999, 2000, 2001 and 2002 consistent with the Company's current fiscal year.

The Company maintains Internet sites for its two banking subsidiaries and the Company makes available free of charge through these sites its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The sites are www.qcbt.com and www.crbt.com.

Item 2.  Property

The original office of Quad City Bank & Trust is in a 6,700 square foot facility, which was completed in January 1994. In March 1994, Quad City Bank & Trust acquired that facility, which is located at 2118 Middle Road in Bettendorf, Iowa.

Construction of a second full service banking facility was completed in July 1996 to provide for the convenience of customers and to expand the market territory. Quad City Bank & Trust also owns that facility which is located at 4500 Brady Street in Davenport, Iowa. The two-story building is in two segments that are separated by an atrium. Originally, Quad City Bank & Trust owned the south half of the building, while the north half was owned by the developer. Quad City Bank & Trust acquired the northern segment of this facility in August 2003. Each segment has two floors that are 6,000 square feet. In addition, the southern segment has a 6,000 square foot basement level. In the southern segment, Quad City Bank & Trust occupies the first floor and utilizes the basement for operational functions, item processing and storage. At December 31, 2003, approximately 1,500 square feet on the second floor of the southern segment were leased to a professional services firm, and approximately 4,500 square feet were occupied by various operational and administrative functions, which prior to January 2003 had been located in an adjacent office building. Renovations are nearly complete on both floors of the northern segment of the building, which will be utilized by additional operational and administrative functions of Quad City Bank & Trust and the Company.

Renovation of a third full service banking facility was completed in February 1998 at the historic Velie Plantation Mansion, 3551 Seventh Street, located near the intersection of 7th Street and John Deere Road in Moline, Illinois near the Rock Island/Moline border. The building is owned by a third party limited liability company, in which the Company has a 20% interest. Quad City Bank & Trust and Bancard are the building's major tenants. Quad City Bank & Trust occupies the main floor of the structure. Bancard relocated its operations to the lower level of the 30,000 square foot building in late 1997. The Company relocated its corporate headquarters to the building in February 1998 and occupies approximately 2,000 square feet on the second floor.

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

Plans were announced in October 2003 for Quad City Bank & Trust to add a fifth full service banking facility. The facility is to be located in the Five Points area of west Davenport, Iowa. Demolition of existing structures on the site has been completed, and construction of the new facility is scheduled for completion in late 2004 or early 2005.

The Company announced plans, in April 2001, to expand its banking operations to the Cedar Rapids, Iowa market. Initially, from June until mid-September 2001, the Cedar Rapids operation functioned as a branch of Quad City Bank & Trust while waiting for regulatory approvals for a new state bank charter. On September 14, 2001, the Cedar Rapids branch operation was converted into the new charter and began operations as Cedar Rapids Bank & Trust Company. Cedar Rapids Bank & Trust leases approximately 8,200 square feet in the GreatAmerica Building, 625 First Street, S.E. in Cedar Rapids, which currently serves as its only office.

In February 2004, Cedar Rapids Bank & Trust announced plans to build a four floor building in downtown Cedar Rapids. The bank's main office will be relocated to this site when construction is completed, which is anticipated to be early in 2005. Cedar Rapids Bank & Trust will own the lower three floors of the facility, and an unrelated third party will own the fourth floor in a condominium arrangement with the bank. The bank is also considering the construction of a branch office in Cedar Rapids during 2004.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the stockholders of the Company for a vote during the fourth quarter of the fiscal year ended December 31, 2003.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities The common stock, par value $1.00 per share, of the Company is traded on The Nasdaq SmallCap Market under the symbol "QCRH". The stock began trading on October 6, 1993. As of December 31, 2003, there were 2,803,844 shares of common stock outstanding held by approximately 2,400 holders of record. The following table sets forth the high and low sales prices of the common stock, as reported by The Nasdaq SmallCap Market, for the periods indicated.

                                                    Six Months Ended
                                   Fiscal 2003      December 31, 2002       Fiscal 2002
                                   Sales Price          Sales Price         Sales Price
                                -----------------   -----------------   -----------------
                                  High      Low       High      Low      High      Low
                                ---------------------------------------------------------
First quarter ...............   $18.150   $16.830   $15.500   $13.620   $12.500   $10.100
Second quarter ..............    20.000    17.450    17.000    14.560    10.800    10.800
Third quarter ...............    25.000    19.810        NA       N/A    13.450    11.180
Fourth quarter ..............    29.080    22.500        NA       N/A    15.150    13.000

On May 8, 2003, the board of directors declared a cash dividend of $0.05 payable on July 3, 2003, to stockholders of record on June 16, 2003. On October 23, 2003, the board of directors declared a cash dividend of $0.06 per share payable on January 5, 2004, to stockholders of record on December 15, 2003. In the future, it is the Company's intention to continue to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, but believes that operating results have reached a level that can sustain dividends to stockholders as well. The Company has issued junior subordinated debentures in two private placements and one public offering. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.

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

There were no repurchases of the Company's own stock during the fourth quarter of 2003.

Item 6.  Selected Financial Data

The following "Selected Consolidated Financial Data" of the Company is derived in part from, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto. See Item 8 "Financial Statements and Supplementary Data." Results for past periods are not necessarily indicative of results to be expected for any future period.


                      SELECTED CONSOLIDATED FINANCIAL DATA
                  (dollars in thousands, except per share data)

                                                                          Years Ended June 30,
                                                            --------------------------------------------------

                               Year           Six Months
                               Ended            Ended
                              December        December
                              31, 2003        31, 2002       2002         2001         2000            1999
                             ---------------------------------------------------------------------------------
Statement of Income Data
Interest income ...........    $33,378         $16,120      $28,520      $28,544      $24,079         $20,116
Interest expense ..........     11,950           6,484       12,870       16,612       13,289          11,027
Net interest income .......     21,428           9,636       15,650       11,932       10,790           9,089
Provision for loan losses .      3,405           2,184        2,265          889        1,052             892
Noninterest income (1) ....     11,168           8,840        7,915        6,313        6,154           5,561
Noninterest expenses ......     21,035          11,413       17,023       13,800       11,467           9,679
Pre-tax net income.........      8,156           4,879        4,277        3,556        4,425           4,079
Income tax expense ........      2,695           1,683        1,315        1,160        1,680           1,614
Net income ................      5,461           3,196        2,962        2,396        2,745           2,465

Per Common Share Data:
Net income-basic ..........      $1.96           $1.16        $1.10        $1.06        $1.19           $0.98
Net income-diluted ........       1.91            1.13         1.08         1.04         1.15            0.93
Cash dividends declared ...       0.11            0.05            -            -            -               -
Dividend payout ratio .....       5.61%           4.31%           -%           -%           -%              - %

Balance Sheet
Total assets ..............   $710,040        $604,600     $518,828     $400,948     $367,622        $321,346
Securities ................    128,843          81,654       76,231       56,710       56,129          50,258
Loans .....................    522,471         449,736      390,594      287,865      241,853         197,977
Allowance for estimated
losses on loans ...........      8,643           6,879        6,111        4,248        3,617           2,895
Deposits ..................    511,652         434,748      376,317      302,155      288,067         247,966
Stockholders' equity:
  Common ..................     41,823          36,587       32,578       23,817       20,071          18,473
  Preferred ...............          -               -            -            -            -               -

Key Ratios:
Return on average assets ..       0.83%           1.13%        0.64%        0.62%        0.82%           0.86%
Return on average
common equity ............       13.93           18.41        10.07        10.95        14.17           13.69
Net interest margin (TEY).        3.55            3.68         3.74         3.38         3.56            3.42
Efficiency ratio (2) .....       64.53           61.71        72.20        75.64        67.68           66.07
Nonperforming assets to
total assets .............        0.70            0.83         0.44         0.44         0.20            0.51
Allowance for estimated
losses on loan to total                                                                  1.50
loans ....................        1.65            1.53         1.56         1.48                         1.46
Net charge-offs to
average loans ............        0.34            0.34         0.12         0.10         0.16            0.26
Average common
stockholders' equity to
average assets ...........        5.94            6.12         6.38         5.69         5.77            6.26
Average stockholders'
equity to average assets .        5.94            6.12         6.38         5.69         5.77            7.05
Earnings to fixed charges
  Excluding interest on
  Deposits ..............         2.51  x         2.90  x      1.95  x      1.90  x      2.29  x         2.81  x
  Including interest on
  Deposits ..............         1.66            1.73         1.32         1.21         1.33            1.36

(1) Year ended June 30, 1999 noninterest income includes amortization of $732 from Bancard's restructuring of an ISO agreement. Six months ended December 31, 2002 noninterest income includes a pre-tax gain of $3,460 from Bancard's gain on sale of merchant credit card portfolio

(2) Noninterest expenses divided by the sum of net interest income before provision for loan losses and noninterest income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the twelve months ended December 31, 2003 and 2002, the six months ended December 31, 2002 and 2001, and the fiscal years ended June 30, 2002 and 2001, and financial condition at December 31, 2003, December 31, 2002, and June 30, 2002. In August 2002, the Company's board of directors elected to change the Company's fiscal year end from June 30 to December 31. Due to this change, the Company filed last year for the transition period from July 1, 2002 to December 31, 2002. Throughout this document, reference to fiscal 2003, the transition period, fiscal 2002 and 2001 are for the year ended December 31, 2003, the six months ended December 31, 2002, and the years ended June 30, 2002 and 2001, respectively. This discussion should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

Overview

The Company was formed in February 1993 for the purpose of organizing Quad City Bank & Trust and has grown to $710.0 million in consolidated assets as of December 31, 2003. Management expects continued opportunities for growth, even though the rate of growth may be slower than that experienced to date.

The Company reported earnings of $5.5 million or $1.96 basic earnings per share for fiscal 2003 as compared to $4.8 million or $1.75 basic earnings per share for the twelve months ended December 31, 2002, $3.2 million or $1.16 basic earnings per share for the six-month transition period ended December 31, 2002, $3.0 million or $1.10 basic earnings per share for fiscal 2002, and $2.4 million or $1.06 basic earnings per share for fiscal 2001. In October 2002, the Company sold its ISO-related merchant credit card portfolio to iPayment, Inc., however Bancard continued to process the portfolio's transactions through September 2003. The Company's earnings for fiscal 2003 were positively impacted by the continued processing of these ISO volumes. This continued ISO processing resulted in additional net income in fiscal 2003 of $900 thousand or $0.32 per share. The sale in October 2002 resulted in a gain of $1.3 million, after income tax and related expenses, or $0.47 in diluted earnings per share, and was a significant contributor to the 139% increase in earnings for the six-months ended December 31, 2002 when compared to the same period in 2001. The 24% increase in fiscal 2002 earnings from fiscal 2001 was attributable primarily to significant increases in both net interest income and noninterest income, partially offset by an increase in noninterest expense.

Excluding both the one-time gain from the sale of the ISO portfolio in October 2002, as well as the non-recurring revenue from the continued processing through September 2003, net income for the twelve months ended December 31, 2002 would have been $3.5 million, or diluted earnings per share of $1.24, and net income for the twelve months ended December 31, 2003 would have been $4.6 million, or diluted earnings per share of $1.61. This represents a 30% improvement in adjusted diluted earnings per share year to year. Although excluding the impact of these events is a non-GAAP measure, management believes that it is important to provide such information due to the non-recurring nature of this income and to more accurately compare the results of the periods presented.

When compared to the same period in 2002, the fiscal year ended December 31, 2003 reflected significant growth in both net interest income and gains on sales of loans, net, for the Company. For fiscal 2003, net interest income and gains on sales of loans, net, improved by 19% and 40%, respectively, for a combined increase of $4.4 million when compared to the twelve months ended December 31, 2002. Both Quad City Bank & Trust and Cedar Rapids Bank & Trust generated marked improvement in net interest margin, as well as increases in the gains on sales of residential real estate loans for fiscal 2003. Bancard's continued processing through the first nine months of 2003 of the ISO-related merchant credit card portfolio that was sold, contributed $1.3 million of noninterest income. Partially offsetting these revenue contributions for the Company was an increase in noninterest expense of $845 thousand. The primary contributor to the increase in noninterest expense was salaries and employee benefits, which increased $1.3 million from the same period in 2002. Stock appreciation rights (SAR) expense was $915 thousand for the year, as the Company's stock price grew from $16.90 to $28.00 during 2003. For the fiscal year ended December 31, 2003, net income for Cedar Rapids Bank & Trust was $192 thousand as compared to a net loss of $753 thousand for the same period in 2002. Management is pleased with the outstanding progress that Cedar Rapids Bank & Trust has made in only its second full year of operation.

The Company's results of operations are dependent primarily on net interest income, which is the difference between interest income, principally from loans and investment securities, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to the net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The Company's average tax equivalent yield on interest earning assets decreased 0.80% for the twelve months ended December 31, 2003 as compared to the same period in 2002. With the same comparison, the average cost of interest-bearing liabilities decreased 0.74%, which resulted in a 0.06% decrease in the net interest spread of 3.21% at December 31, 2002 compared to 3.15% at December 31, 2003. Resulting from the prolonged low rate environment, the relative stability in the net interest spread from year to year did not carry over to the net interest margin. For the fiscal year ended December 31, 2003, net interest margin was 3.55% compared to 3.72% for the like period in 2002. Management continues to closely monitor and manage net interest margin. From a profitability standpoint, an important challenge for the subsidiary banks is to maintain their net interest margins. Management continues to address this issue with alternative funding sources and pricing strategies.

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

The Company has added facilities and employees to accommodate both its historical growth and anticipated future growth. As such, overhead expenses have had a significant impact on earnings. This trend is likely to continue as both banks continue to add the facilities and resources necessary to attract and serve additional customers

During 1994, Quad City Bank & Trust began to develop internally a merchant credit card processing operation and in 1995 transferred this function to Bancard, a separate subsidiary of the Company. Bancard initially had an arrangement to provide processing services exclusively to merchants of a single independent sales organization or ISO. This ISO was sold in 1998, and the purchaser requested a reduction in the term of the contract. Bancard agreed to amend the contract to reduce the term and accept a fixed monthly processing fee of $25 thousand for merchants existing at the time the agreement was signed, and a lower transaction fee for new merchants, in exchange for a payment of $2.9 million, the ability to transact business with other ISOs and the assumption of the credit risk by the ISO. Approximately two thirds of the income from this settlement, or $2.2 million, was reported in fiscal 1998, with the remainder of $732 thousand being recognized during fiscal 1999. Bancard terminated its processing for this ISO in May 2000, eliminating approximately 64% of its average monthly processing volume. Prior to this ISO's termination, Bancard's average monthly processing volume for fiscal 2000 was $91 million. During both fiscal 2001 and 2002, Bancard worked to establish additional ISO relationships and further develop the relationships with existing ISOs successfully rebuilding and expanding processing volumes. Bancard's average monthly dollar volume of transactions processed during fiscal 2001 was $76 million. During fiscal 2002, the average monthly dollar volume of transactions processed by Bancard increased 36% to $104 million. Monthly processing volumes at Bancard during fiscal 2002 climbed to a level above that existing prior to the termination of all processing with the initial ISO.

On October 22, 2002, the Company announced Bancard's sale of its ISO related merchant credit card operations to iPayment, Inc. for $3.5 million. After contractual compensation and severance payments, transaction expenses, and income taxes, the transaction resulted in a net gain of $1.3 million, or $0.47 per share, which was realized during the quarter ended December 31, 2002. Also included in the sale were all of the merchant credit card processing relationships owned by Bancard's subsidiary, Allied. Bancard will continue to provide credit card processing for its local merchants and cardholders of the subsidiary banks and agent banks. The Company anticipated that the termination of the ISO-related merchant credit card processing would reduce Bancard's future earnings. Bancard continued to process transactions for iPayment, Inc. through September 2003. As anticipated, the reduced processing volumes that Bancard experienced during the fourth quarter of 2003 resulted in a decline in quarterly merchant credit card fees, net of processing costs for the Company. The fourth quarter of 2003 generated $416 thousand of merchant credit card fees, net of processing costs, as compared to $784 thousand for the third quarter of 2003. Regardless of this decline in processing volumes and fees and the resulting reduction in operating results from prior quarters, the Company believes that on a smaller scale Bancard will remain profitable with its narrowed business focus of providing credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks.

During fiscal 1998, Quad City Bank & Trust expanded its presence in the mortgage banking market by hiring several experienced loan originators and an experienced underwriter, and now has eight loan originators on staff. Quad City Bank & Trust and Cedar Rapids Bank & Trust originate mortgage loans on personal residences and sell the majority of these loans into the secondary market to avoid the interest rate risk associated with long-term fixed rate financing. The subsidiary banks realize revenue from this mortgage banking activity from a combination of loan origination fees and gains on the sale of the loans in the secondary market. During the twelve months ended December 31, 2003, the subsidiary banks originated $268.8 million of real estate loans and sold $241.6 million, or90%, of these loans resulting in gains of $3.7 million. During the six months ended December 31, 2002, the subsidiary banks originated $145.1 million of real estate loans and sold $121.5 million, or 84%, of these loans resulting in gains of $1.9 million. During fiscal 2002, the subsidiary banks originated $175.5 million of real estate loans and sold $144.3 million, or 82%, of these loans, which resulted in gains of $2.0 million. The depressed interest rates during these periods have caused a significant increase in the subsidiary banks' mortgage origination volume. In fiscal 2001, Quad City Bank & Trust originated $97.6 million of real estate loans and sold $92.9 million, or 95%, of these loans resulting in gains of $1.1 million.

Trust department income continues to be a significant contributor to noninterest income. Trust department fees contributed $2.2 million in revenues during fiscal 2003. In the six months ended December 31, 2002, trust department fees contributed $1.0 million in revenues. Trust department fees grew from $2.1 million in fiscal 2001 to $2.2 million in fiscal 2002. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. Assets under administration at December 31, 2003 increased to $673.5 million, resulting primarily from the development of existing relationships and the addition of new trust relationships. At December 31, 2002, assets under administration were $642.7 million. The decrease of $23.0 million in trust assets from June 30 to December 31, 2002 was a reflection of the reduced market values of securities held in trust accounts. Primarily as a result of new trust relationships, assets under administration had grown from $617.5 at June 30, 2001 to $665.7 million at June 30, 2002.

The Company's initial public offering during the fourth calendar quarter of 1993 raised approximately $14 million. In order to provide additional capital to support the growth of Quad City Bank & Trust, the Company formed a statutory business trust, which issued $12 million of capital securities to the public for cash in June 1999. In conjunction with the formation of Cedar Rapids Bank & Trust, the Company sold approximately $5.0 million of its common stock through a private placement offering in September 2001, primarily to investors in the Cedar Rapids area. In February 2004, the Company formed two additional trusts, which, in a private transaction, issued $8.0 million of floating rate capital securities and $12.0 million of fixed rate capital securities. The Company intends to use the net proceeds for general corporate purposes, including the possible redemption, in June 2004, of the $12.0 million of capital securities issued in 1999.

Critical Accounting Policy

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Financial Condition - Allowance for Loan Losses." Although management believes the levels of the allowance as of both December 31, 2002 and 2003 and both June 30, 2002 and 2001 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Results of Operations

Fiscal 2003 compared with the twelve months ended December 31, 2002

Overview. Net income for the twelve months ended December 31, 2003 was $5.5 million as compared to net income of $4.8 million for the twelve-month period ended December 31, 2002 for an increase of $640 thousand or 13%. Basic earnings per share for fiscal 2003 were $1.96 as compared to $1.75 for the comparable period in 2002. The increase in net income was comprised of an increase in net interest income after provision for loan losses of $3.4 million, partially offset by a decrease in noninterest income of $1.5 million, and increases in noninterest expenses of $845 thousand and federal and state income taxes of $327 thousand. Several specific factors contributed to the improvement in net income from 2002 to 2003 for the twelve-month periods. Primary factors included a 19% improvement in net interest income prompted by increased volume, and a 40% increase in gains on sales of real estate loans.

Interest income. Interest income grew from $30.8 million for the twelve months ended December 31, 2002 to $33.4 million for fiscal 2003. The increase in interest income was attributable to greater average outstanding balances in interest-earning assets, principally loans receivable, partially offset by a decrease in interest rates. The average yield on interest earning assets for the twelve months ended December 31, 2003 was 5.50% as compared to 6.30% for the twelve-month period ended December 31, 2002.

Interest expense. Interest expense decreased by $770 thousand, from $12.7 million for the twelve months ended December 31, 2002 to $11.9 million for fiscal 2003. The 6% decrease in interest expense was primarily attributable to a reduction in interest rates, which was almost entirely offset by greater average outstanding balances in interest-bearing liabilities. The average cost on interest bearing liabilities was 2.35% for the twelve months ended December 31, 2003 as compared to 3.09% for the like period in 2002.

Provision for loan losses. The provision for loan losses is established based on a number of factors, including the local and national economy and the risk associated with the loans in the portfolio. The Company had an allowance for estimated losses on loans of approximately 1.65% of total gross loans at December 31, 2003, as compared to approximately 1.53% at December 31, 2002, 1.56% at June 30, 2002 and 1.48% at June 30, 2001. The provision for loan losses remained stable at $3.4 million for fiscal 2003, as it had been for the twelve months ended December 31, 2002. During both periods, management made monthly provisions for loan losses based upon a number of factors, principally the increase in loans and a detailed analysis of the loan portfolio. During fiscal 2003, the $3.4 million provision to the allowance for loan losses was attributed 35%, or $1.2 million, to net growth in the loan portfolio, and 65%, or $2.2 million, to downgrades and write-offs within the portfolio. For the twelve months ended December 31, 2003, commercial loans had total charge-offs of $1.8 million, which resulted primarily from a single customer relationship at Quad City Bank & Trust, and there were $192 thousand of commercial recoveries, due primarily to this same relationship. The net write-off of this relationship accounted for 17% of the provision for loans losses during fiscal 2003 and was in addition to a $1.1 million charge-off, which occurred during the quarter ended December 31, 2002. The additional losses were a result of environmental issues associated with the collateral for the loan, which were identified during the first quarter of 2003. The Company believed that these environmental issues negatively impacted the value and salability of the business and determined that it was appropriate to take a conservative approach and write down the loan balance to reflect no value in the real estate and equipment collateral. During the second quarter of 2003, all of the collateral, including the real estate and equipment, was sold resulting in a $120 thousand recovery. In the third and fourth quarters, there were recoveries of $50 thousand, as Quad City Bank & Trust realized gain from the sale of other real estate, which had been deferred in accordance with current accounting rules. Consumer loan charge-offs and recoveries totaled $298 thousand and $242 thousand, respectively, for the twelve months ended December 31, 2003. Real estate loans had no charge-off or recovery activity during fiscal 2003. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality. The Company is focusing efforts at its subsidiary banks in an attempt to improve the overall quality of the Company's loan portfolio.

Noninterest income. Noninterest income decreased by $1.5 million from $12.7 million for the twelve months ended December 31, 2002 to $11.2 million for fiscal 2003. In the twelve months ended December 31, 2002, the largest component of noninterest income was the gain on sale of the ISO related portion of the merchant credit card portfolio of $3.5 million, which accounted for 27% of the total. Noninterest income for both periods consisted of income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous fees. Making significant improvements from year to year in the noninterest income category were increases in gains on sales of loans and other miscellaneous fees.

During the twelve-month period ended December 31, 2003, merchant credit card fees net of processing costs, decreased by $172 thousand to $2.2 million, from $2.4 million for the comparable period in 2002, reflecting little effect of the sale of the independent sales organization (ISO) related merchant credit card activity to iPayment, Inc. In October 2002, the Company sold Bancard's ISO-related merchant credit card operations to iPayment, Inc. for $3.5 million. After contractual compensation and severance payments, transaction expenses, and income taxes, the transaction resulted in a gain of $1.3 million, or $0.47 per share, which was realized during the quarter, ended December 31, 2002. Also included in the sale were all of the merchant credit card processing relationships owned by Allied. Bancard continues to provide credit card processing for its local merchants and cardholders of the subsidiary banks and agent banks. Through September 24, 2003, Bancard also temporarily continued to process ISO related transactions for iPayment, Inc. for a fixed monthly fee rather than a percentage of transaction volumes. Built into the sales contract with iPayment was an agreement that the fixed monthly fee would increase as the temporary processing period was extended. Extensions to the processing period and the resulting growth in the fixed monthly fee mitigated the drop in Bancard's earnings that was expected to occur. The transfer of this ISO processing to another provider occurred in September 2003, just prior to the close of the third quarter. As the Company anticipated, Bancard's monthly earnings were reduced significantly in the final quarter of 2003. For the three quarters through September 30, 2003, Bancard's net income was $741 thousand, and for the fourth quarter of fiscal 2003, Bancard's net income was $125 thousand. While future operating results are anticipated to be reduced, the Company believes that Bancard will, on a smaller scale, remain profitable with its narrowed business focus of continuing to provide credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks.

For the twelve-month periods ended both December 31, 2003 and 2002, trust department fees were $2.2 million. The $33 thousand, or 2%, increase from year to year was primarily a reflection of the further development of existing trust relationships throughout 2003 and the addition of a significant volume of new trust relationships occurring late in the fourth quarter, which were almost entirely offset by the reduction of approximately $50.0 million during the first quarter of a single trust account and its resulting impact on the calculation of trust fees for the remainder of the year.

Deposit service fees increased $377 thousand, or 33%, to $1.5 million from $1.1 million for the twelve-month periods ended December 31, 2003 and December 31, 2002, respectively. This increase was primarily a result of the growth in noninterest bearing demand deposit accounts of $41.3 million, or 46%, since December 31, 2002. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans were $3.7 million for fiscal 2003, which reflected an increase of 40%, or $1.1 million, from $2.6 million for the same period in 2002. The increase resulted from the lower mortgage rates that originated in calendar 2002 and continued throughout 2003. This situation created significantly more home refinances during the period and the subsequent sale of the majority of these loans into the secondary market. Because the gains on sales of loans typically have an inverse relationship with mortgage interest rates, it is unlikely that the subsidiary banks will continue to maintain this level of activity in the long term. During the fourth quarter of fiscal 2003, refinancing volumes slowed dramatically from the pace that had existed in the three previous quarters.

For the twelve months ended December 31, 2003, other noninterest income increased $700 thousand, or 82%, to $1.6 million from $857 thousand for the same period in 2002. The increase was primarily due to a combination of improved earnings on the cash surrender value of life insurance, gain realized on the sale of foreclosed property, increased earnings realized by Nobel Electronic Transfer, LLC, one of the three associated companies in which the Company holds an interest, dividends earned on Federal Reserve Bank and Federal Home Loan Bank stock, and increased fees generated from investment services offered at the subsidiary banks.

Noninterest expenses. For the fiscal year ended December 31, 2003, the main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees. For the twelve months ended December 31, 2002, the main components of noninterest expenses were primarily salaries and benefits, compensation and other expenses related to sale of merchant credit card portfolio, occupancy and equipment expenses, and professional and data processing fees. Noninterest expenses for the twelve-month period ended December 31, 2003 were $21.0 million as compared to $20.2 million for the same period in 2002 for an increase of $845 thousand or 4%.

The following table sets forth the various categories of noninterest expenses for the twelve months ended December 31, 2003 and 2002.

                                                                                  Twelve Months Ended December 31,
                                                                             ----------------------------------------
                                                                                 2003          2002          % Change
                                                                             ----------------------------------------
Salaries and employee benefits ...........................................   $12,710,505   $11,379,110            12%
Compensation and other expenses related to sale of .......................
  merchant credit card portfolio .........................................            --     1,413,734          -100%
Professional and data processing fees ....................................     1,962,243     1,498,819            31%
Advertising and marketing ................................................       786,054       658,452            19%
Occupancy and equipment expense ..........................................     2,640,602     2,517,047             5%
Stationery and supplies ..................................................       460,421       469,458            -2%
Postage and telephone ....................................................       632,354       548,328            15%
Bank service charges .....................................................       454,367       391,886            16%
Insurance ................................................................       444,947       356,529            25%
Other ....................................................................       943,759       957,202            -1%
                                                                             ---------------------------------------
              Total noninterest expenses .................................   $21,035,252   $20,190,565             4%
                                                                             ========================================

For the fiscal year ended December 31, 2003, total salaries and benefits increased to $12.7 million or $1.3 million over the $11.4 million for the comparable period in 2002. Stock appreciation rights (SAR) expense was $915 thousand for the year, as the Company's stock price grew from $16.90 to $28.00 during 2003. Also contributing to the increase in salaries and benefits were increased incentive compensation to real estate officers and processors proportionate to the increased volumes of gains on sales of loans, and the addition of employees at both subsidiary banks. Compensation and other expenses related to the sale of the ISO-related merchant credit card portfolio of $1.4 million accounted for 7% of the $20.2 million total in noninterest expenses for the twelve months ended December 31, 2002. Contractual bonus and severance payments were based on the gain realized from the sale of Bancard's ISO-related merchant credit card operations to iPayment, Inc. in October 2002. Occupancy and equipment expense increased $124 thousand, or 5%, for the period. The increase was due primarily to increased levels of rent, property taxes, utilities, depreciation, maintenance, and other occupancy expenses, in conjunction with $46 thousand in losses on disposals of assets. Professional and data processing fees increased $463 thousand, or 31%, when comparing fiscal 2003 to the comparable period in 2002. The increase was primarily attributable to a combination of additional data processing fees incurred by the subsidiary banks and other professional fees incurred by the parent company. When comparing fiscal 2003 to the comparable period in 2002, advertising and marketing expense grew $128 thousand, insurance expense increased $88 thousand, postage and phone expense grew $84 thousand, and bank service charges increased $62 thousand. These increases were all proportionate reflections of the Company's growth during the year.

Income tax expense. The provision for income taxes was $2.7 million for the fiscal year ended December 31, 2003 compared to $2.4 million for the comparable period in 2002, an increase of $327 thousand or 14%. The increase was primarily attributable to increased income before income taxes of $967 thousand or 13% for the twelve-month period ended December 31, 2003, in combination with a slight increase in the Company's effective tax rate for the 2003 period to 33.0% from 32.9% for the same period in 2002.

Six months ended December 31, 2002 compared with six months ended December 31, 2001

Overview. Net income for the six months ended December 31, 2002 was $3.2 million as compared to net income of $1.3 million for the six-month period ended December 31, 2001 for an increase of $1.9 million or 139%. Basic earnings per share for the six-month period ended December 31, 2002 were $1.16 as compared to $0.51 for the comparable period in 2001. The increase in net income was comprised of an increase in net interest income after provision for loan losses of $1.3 million and an increase in noninterest income of $4.8 million, partially offset by increases in noninterest expenses of $3.2 million and an increase in federal and state income taxes of $1.1 million. Several specific factors contributed to the improvement in net income from 2001 to 2002 for the six-month periods. Primary factors included the $3.5 million gain on sale of the merchant credit card portfolio, a 34% improvement in net interest income prompted by increased volume, and a 51% increase in gains on sales of real estate loans.

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

The following table sets forth the various categories of noninterest expenses for the six months ended December 31, 2002 and 2001.

                                                                                    Six Months Ended December 31,
                                                                             ----------------------------------------
                                                                                 2002          2001          % Change
                                                                             ----------------------------------------
Salaries and employee benefits ...........................................   $ 6,075,885   $ 4,774,358            27%
Compensation and other expenses related to sale of .......................
  merchant credit card portfolio .........................................     1,413,734            --             NA
Professional and data processing fees ....................................       872,750       784,701            11%
Advertising and marketing ................................................       341,093       286,643            19%
Occupancy and equipment expense ..........................................     1,322,826     1,137,585            16%
Stationery and supplies ..................................................       229,066       235,766            -3%
Postage and telephone ....................................................       291,737       229,462            27%
Bank service charges .....................................................       211,873       177,535            19%
Insurance ................................................................       186,308       193,458            -4%
Other ....................................................................       467,779       425,406            10%
                                                                             ----------------------------------------
              Total noninterest expenses .................................   $11,413,051   $ 8,244,914            38%
                                                                             ========================================

Compensation and other expenses related to the sale of the merchant credit card portfolio of $1.4 million accounted for 45% of the $3.2 million increase experienced in noninterest expenses in aggregate. Contractual bonus and severance payments were based on the gain realized from the sale of Bancard's ISO related merchant credit card operations to iPayment, Inc. in October 2002. For the six months ended December 31, 2002, total salaries and benefits increased to $6.1 million or $1.3 million over the $4.8 million for the comparable period in 2001. The change was attributable to increased incentive compensation to real estate officers and processors proportionate to the increased volumes of gains on sales of loans, in combination with the addition of employees at Cedar Rapids Bank & Trust and a slight increase in the number of Quad City Bank & Trust employees. Occupancy and equipment expense increased $185 thousand, or 16%, for the period. The increase was predominately due to increased levels of rent, property taxes, utilities, depreciation, maintenance, and other occupancy expenses. Professional and data processing fees increased $88 thousand, or 11%, when comparing the six months ended December 31, 2001 to the comparable period in 2002. The increase was primarily attributable to the additional data processing fees incurred by the subsidiary banks. From 2001 to 2002, postage and telephone expense for the six months ended December 31, increased 27%, or $62 thousand. The growth at Cedar Rapids Bank & Trust accounted for $40 thousand, or 65% of this increase. For the six-month period ended December 31, 2002, bank service charges increased $34 thousand, or 19%. Growth at Cedar Rapids Bank & Trust contributed $20 thousand, or 59% of this increase.

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

During fiscal 2002, merchant credit card fees net of processing costs increased by $424 thousand to $2.1 million, from $1.7 million for fiscal 2001. The increase was due to a 36% increase in the volume of credit card transactions processed during fiscal 2002, partially offset by the one-time charge during the third quarter related to an arbitration settlement involving Bancard.

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

The following table sets forth the various categories of noninterest expenses for the years ended June 30, 2002 and 2001.

                                                                      Years Ended June 30,
                                                           ----------------------------------------
                                                               2002           2001         % Change
                                                           ----------------------------------------
Salaries and employee benefits .........................   $10,077,583   $ 8,014,268            26%
Professional and data processing fees ..................     1,410,770     1,159,929            22%
Advertising and marketing ..............................       604,002       579,524             4%
Occupancy and equipment expense ........................     2,331,806     1,925,820            21%
Stationery and supplies ................................       476,158       352,441            35%
Postage and telephone ..................................       486,053       409,626            19%
Bank service charges ...................................       357,550       293,012            22%
Insurance ..............................................       351,873       328,405             7%
Other ..................................................       926,633       736,928            26%
                                                           ----------------------------------------
              Total noninterest expenses ...............   $17,022,428   $13,799,953            23%
                                                           ========================================

Salaries and benefits experienced the most significant dollar increase of any noninterest expense component. For fiscal 2002, total salaries and benefits increased to $10.1 million or $2.1 million over the fiscal 2001 total of $8.0 million. The change was primarily attributable to the addition of employees to staff the Cedar Rapids Bank & Trust operation, which accounted for $1.7 million, or 82%, of the increase. A slight increase in the number of Quad City Bank & Trust employees, and increased incentive compensation to real estate officers proportionate to the increased volumes of gains on sales of loans, comprised the balance of the change. Occupancy and equipment expense increased $406 thousand or 21% for the period. The increase was predominately due to the addition of Quad City Bank & Trust's fourth full service banking facility in late October 2000, and Cedar Rapids Bank & Trust's permanent full service banking facility in September 2001, and the resulting increased levels of rent, utilities, depreciation, maintenance, and other occupancy expenses. Professional and data processing fees increased $251 thousand, or 22%, during fiscal 2002. The increase was primarily attributable to legal fees resulting from an arbitration involving Bancard, combined with the additional professional and data processing fees related to Cedar Rapids Bank & Trust. During fiscal 2002, stationary and supplies increased 35%, or $124 thousand. The addition of Cedar Rapids Bank & Trust accounted for $85 thousand, or 68% of this increase. Other noninterest expense increased $190 thousand, or 26% for the fiscal year. Significantly contributing to this increase was a $170 thousand merchant credit card loss resulting from the settlement of an arbitration dispute between Bancard and Nova Information Services, Inc. A settlement amount was paid to Bancard, which was the receivable due from Nova less an amount that approximated the costs of continued arbitration. For fiscal 2002, postage and telephone expense grew $76 thousand and bank service charges increased $65 thousand. Both reflected the growth of the subsidiary banks during the period.

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

Financial Condition

Total assets of the Company increased by $105.4 million or 17% to $710.0 million at December 31, 2003 from $604.6 million at December 31, 2002. The growth primarily resulted from an increase in the loan portfolio funded by deposits received from customers and by proceeds from short-term and other borrowings. Total assets of the Company increased by $85.8 million or 17% to $604.6 million at December 31, 2002 from $518.8 million at June 30, 2002. During this period the growth primarily resulted from an increase in the loan portfolio funded by deposits received from customers and by proceeds from Federal Home Loan Bank advances.

Cash and Cash Equivalent Assets. Cash and due from banks decreased by $461 thousand or 2% to $24.4 million at December 31, 2003 from $24.9 million at December 31, 2002. Cash and due from banks increased by $6.5 million or 35% to $24.9 million at December 31, 2002 from $18.4 million at June 30, 2002. Cash and due from banks represented both cash maintained at the subsidiary banks, as well as funds that the Company and its subsidiaries had deposited in other banks in the form of noninterest-bearing demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. Federal funds sold decreased by $10.4 million to $4.0 million at December 31, 2003 from $14.4 million at December 31, 2002. Federal funds sold increased by $13.6 million to $14.4 million at December 31, 2002 from $760 thousand at June 30, 2002. These fluctuations were attributable to the Company's varying levels of liquidity at the subsidiary banks.

Interest-bearing deposits at financial institutions decreased by $4.2 million or 29% to $10.4 million at December 31, 2003 from $14.6 million at December 31, 2002. Included in interest-bearing deposits at financial institutions are demand accounts, money market accounts, and certificates of deposit. During fiscal
2003, the certificate of deposit portfolio had 35 maturities totaling $3.4 million and 30 purchases totaling $2.8 million. Interest-bearing deposits at financial institutions decreased by $502 thousand or 3% to $14.6 million at December 31, 2002 from $15.1 million at June 30, 2002. During the six months ended December 31, 2002, the certificate of deposit portfolio had 19 maturities totaling $1.9 million and no purchases. As the result of lower short-term interest rates and a strong loan demand during 2002 and 2003, the subsidiary banks reduced their deposits in other banks in the form of certificates of deposit and increased their utilization of Federal funds sold.

Investments. Securities increased by $47.1 million or 58% to $128.8 million at December 31, 2003 from $81.7 million at December 31, 2002. The net increase was the result of a number of transactions in the securities portfolio. The Company purchased additional securities, classified as available for sale, in the amount of $91.7 million. This increase was partially offset by paydowns of $4.0 million that were received on mortgage-backed securities, proceeds from calls and maturities of $39.2 million, the amortization of premiums, net of the accretion of discounts, of $788 thousand, and the recognition a decrease in unrealized gains on securities available for sale, before applicable income tax of $549 thousand.

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

Certain investment securities of the subsidiary banks are purchased with the intent to hold the securities until they mature. These held to maturity securities, comprised of municipal securities and other bonds, were recorded at amortized cost at December 31, 2003, December 31, 2002, and June 30, 2002. The balance at December 31, 2003 was $400 thousand, which was a decrease of $25 thousand from the balance of $425 thousand at both December 31, 2002 and June 30, 2002. Market values at December 31 2003, December 31, 2002, and June 30, 2002 were $417 thousand, $451 thousand, and $437 thousand, respectively.

All of the Company's and Cedar Rapids Bank & Trust's securities, and a majority of Quad City Bank & Trust's securities are placed in the available for sale category as the securities may be liquidated to provide cash for operating, investing or financing purposes. These securities were reported at fair value and increased by $47.2 million, or 58%, to $128.4 million at December 31, 2003, from $81.2 million at December 31, 2002. These securities were reported at fair value and increased by $5.4 million, or 7%, to $81.2 million at December 31, 2002, from $75.8 million at June 30, 2002. The amortized cost of such securities at December 31, 2003, December 31, 2002, and June 30, 2002 was $125.6 million, $77.8 million, and $73.7 million, respectively.

The Company does not use any financial instruments referred to as derivatives to manage interest rate risk and as of December 31, 2003 there existed no security in the investment portfolio (other than U.S. Government and U.S. Government agency securities) that exceeded 10% of stockholders' equity at that date.

Loans. Total gross loans receivable increased by $72.8 million or 16% to $522.5 million at December 31, 2003 from $449.7 million at December 31, 2002. The increase was the result of the origination or purchase of $691.1 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $1.6 million and loan repayments or sales of loans of $616.7 million. During the fiscal year ended December 31, 2003, Quad City Bank & Trust contributed $536.3 million, or 78%, and Cedar Rapids Bank & Trust contributed $154.8 million, or 22% of the Company's loan originations or purchases. The majority of residential real estate loans originated by the subsidiary banks were sold on the secondary market to avoid the interest rate risk associated with long-term fixed rate loans. As of December 31, 2003, Quad City Bank & Trust's legal lending limit was approximately $7.2 million and Cedar Rapids Bank & Trust's legal lending limit was approximately $2.5 million.

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

Allowance for Loan Losses. The allowance for estimated losses on loans was $8.6 million at December 31, 2003 compared to $6.9 million at December 31, 2002, for an increase of $1.7 million or 26%. The allowance for estimated losses on loans was $6.9 million at December 31, 2002 compared to $6.1 million at June 30, 2002, for an increase of $800 thousand or 13%. The adequacy of the allowance for estimated losses on loans was determined by management based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions and other factors that, in management's judgment, deserved evaluation in estimating loan losses. To ensure that an adequate allowance was maintained, provisions were made based on the increase in loans and a detailed analysis of the loan portfolio. The loan portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all credits risk-rated less than "fair quality" and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans was monitored by the credit administration staff, and reported to management and the board of directors.

Net charge-offs for the years ended December 31, 2003 and 2002, were $1.6 million and $1.5 million, respectively. Net charge-offs for the six months ended December 31, 2002 and 2001, were $1.4 million and $349 thousand respectively. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio. Provisions were made monthly to ensure that an adequate level was maintained. The allowance for estimated losses on loans as a percentage of total gross loans was 1.65% at December 31, 2003, 1.53% at December 31, 2002, and 1.56% at June 30, 2002.

Although management believes that the allowance for estimated losses on loans at December 31, 2003 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company is focusing efforts at its subsidiary banks in an attempt to improve the overall quality of the Company's loan portfolio. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may still be negatively impacted by the substantial decline in equity security prices experienced in the period from 2000 through 2002. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans, and require further increases in the provision.

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

Nonaccrual loans were $4.2 million at December 31, 2003 compared to $4.6 million at December 31, 2002, for a decrease of $404 thousand or 9%. The decrease in nonaccrual loans was comprised of decreases in commercial loans of $302 thousand and real estate loans of $139 thousand, partially offset by an increase in consumer loans of $36 thousand. The decrease in nonaccrual commercial loans was due primarily to the write-off of a single customer relationship at Quad City Bank for $1.3 million, partially offset by the transfer to nonaccrual status of another commercial lending relationship at Quad City Bank & Trust with an outstanding balance at December 31, 2003 of $702 thousand. Nonaccrual loans at December 31, 2003 represented less than one percent of the Company's loan portfolio. All of the Company's nonperforming assets were located in the loan portfolio at Quad City Bank & Trust. The loans in the Cedar Rapids Bank & Trust loan portfolio have been made since its inception in 2001, and none of the loans have been categorized as nonperforming assets. As the loan portfolio at Cedar Rapids Bank & Trust matures, it is likely that there will be nonperforming loans or charge-offs associated with the portfolio.

Nonaccrual loans were $4.6 million at December 31, 2002 compared to $1.6 million at June 30, 2002, for an increase of $3.0 million or 196%. The increase in nonaccrual loans was comprised of increases in commercial loans of $2.9 million and real estate loans of $143 thousand, partially offset by a decrease in consumer loans of $10 thousand. The increase in nonaccrual commercial loans was due primarily to the transfer to nonaccrual status of two commercial lending relationships at Quad City Bank & Trust with an outstanding balance of $2.7 million. Nonaccrual loans at December 31, 2002 represented approximately one percent of the Company's loan portfolio. All of the Company's nonperforming assets were located in the loan portfolio at Quad City Bank & Trust.

As of December 31, 2003, December 31, 2002, and June 30, 2002, past due loans of 30 days or more amounted to $6.9 million, $9.6 million, and $4.3 million, respectively. Past due loans as a percentage of gross loans receivable were 1.3% at December 31, 2003, 2.1% at December 31, 2002 and 1.1% at June 30, 2002.

Other Assets. Premises and equipment increased by $2.8 million or 30% to $12.0 million at December 31, 2003 from $9.2 million at December 31, 2002. This increase resulted primarily from Quad City Bank & Trust's purchases of the northern segment of its Brady Street facility and the land for its fifth location, in combination with Company purchases of additional furniture, fixtures and equipment offset by depreciation expense. Premises and equipment increased by $18 thousand, or less than 1%, to remain at $9.2 million at December 31, 2002 as at June 30, 2002. This increase resulted from the purchase of additional furniture, fixtures and equipment offset by depreciation expense. Additional information regarding the composition of this account and related accumulated depreciation is described in Note 5 to the consolidated financial statements.

Accrued interest receivable on loans, securities, and interest-bearing deposits at financial institutions increased by $425 thousand or 13% to $3.6 million at December 31, 2003 from $3.2 million at December 31, 2002. Accrued interest receivable on loans, securities, and interest-bearing deposits at financial institutions increased by $95 thousand or 3% to $3.2 million at December 31, 2002 from $3.1 million at June 30, 2002. Increases were primarily due to greater average outstanding balances in interest-bearing assets.

Other assets decreased by $965 thousand or 7% to $12.8 million at December 31, 2003 from $13.8 million at December 31, 2002. The three largest components of other assets at December 31, 2003 were $5.5 million in Federal Reserve Bank and Federal Home Loan Bank stocks, $3.1 million in cash surrender value of life insurance contracts and $752 thousand in prepaid trust preferred offering expense. Other assets increased by $2.3 million or 19% to $13.8 million at December 31, 2002 from $11.5 million at June 30, 2002. The three largest components of other assets at December 31, 2002 were $4.3 million in Federal Reserve Bank and Federal Home Loan Bank stocks, $2.8 million in cash surrender value of life insurance contracts, and $3.3 million in prepaid Visa/Mastercard processing fees. At both December 31, 2003 and 2002, other assets also included accrued trust department fees, other miscellaneous receivables, and various prepaid expenses.

Deposits. Deposits increased by $77.0 million or 18% to $511.7 million at December 31, 2003 from $434.7 million at December 31, 2002. The increase resulted from a $75.0 million net increase in noninterest bearing, NOW, money market and other savings accounts and a $2.0 million net increase in certificates of deposit. Deposits increased by $58.4 million or 16% to $434.7 million at December 31, 2002 from $376.3 million at June 30, 2002. The increase resulted from a $43.8 million net increase in noninterest bearing, NOW, money market and other savings accounts and a $14.6 million net increase in certificates of deposit.

Short-term Borrowings. Short-term borrowings increased by $18.7 million or 57% from $32.9 million as of December 31, 2002 to $51.6 million as of December 31, 2003. Short-term borrowings decreased by $1.7 million or 5% from $34.6 million as of June 30, 2002 to $32.9 million as of December 31, 2002. The subsidiary banks offer short-term repurchase agreements to some of their significant deposit customers. Also, on occasion, the subsidiary banks must purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from a correspondent bank. Short-term borrowings were comprised of customer repurchase agreements of $34.7 million, $32.9 million, and $29.1 million at December 31, 2003, December 31, 2002, and June 30, 2002, respectively, as well as federal funds purchased from correspondent banks of $16.9 million at December 31, 2003, none at December 31, 2002, and $5.5 million at June 30, 2002.

FHLB Advances and Other Borrowings. FHLB advances increased $1.2 million or 2% from $75.0 million as of December 31, 2002 to $76.2 million as of December 31, 2003. FHLB advances increased $22.6 million or 43% from $52.4 million as of June 30, 2002 to $75.0 million as of December 31, 2002. As of December 31, 2003, the subsidiary banks held $4.3 million of FHLB stock in aggregate. As a result of their memberships in the FHLB of Des Moines, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. Both Quad City Bank & Trust and Cedar Rapids Bank & Trust utilized FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provided a less costly source of funds than customer deposits.

Other borrowings increased to $10.0 million at December 31, 2003 for an increase of $5.0 million, or 100%, from December 31, 2002. In February and July 2003, the Company drew additional advances of $2.0 million and $3.0 million, respectively, as funding to maintain the required level of regulatory capital at Cedar Rapids Bank & Trust in light of the bank's growth. Other borrowings were $5.0 million at December 31, 2002 and at June 30, 2002. In September 2001, the Company drew a $5.0 million advance on a line of credit at its primary correspondent bank as partial funding for the initial capitalization of Cedar Rapids Bank & Trust.

In June 1999, the Company issued 1,200,000 shares of trust preferred securities through its newly formed Capital Trust I subsidiary. On the Company's financial statements, these securities are listed as junior subordinated debentures and were $12,000,000 at December 31, 2003 and 2002, and June 30, 2002. Previously, these securities had been listed on financial statements as company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures, however upon adoption of Financial Accounting Standards Board Interpretation (FIN) No. 46 on December 31, 2003, prior years' financial statements were restated. Under current regulatory guidelines, these securities are considered to be Tier 1 capital, with certain limitations that are applicable to the Company. A detailed explanation of FIN No. 46 and its impact on the Company is presented in the "Impact of New Accounting Standards" section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional information regarding the Company's adoption of FIN No. 46 is included in Note 1 to the consolidated financial statements.

In February 2004, the Company issued, in a private transaction, $8.0 million of floating rate capital securities and $12.0 million of fixed rate capital securities (together, the "Trust Preferred Securities") of QCR Holdings Statutory Trust II ("Trust II") and QCR Holdings Statutory Trust III ("Trust III"), respectively. The securities represent undivided beneficial interests in Trust II and Trust III, which were established by the Company for the purpose of issuing the Trust Preferred Securities. Both Trust II and Trust III used the proceeds from the sale of the Trust Preferred Securities to purchase junior subordinated debentures of the Company.

Other liabilities decreased by $1.7 million or 20% to $6.7 million as of December 31, 2003 from $8.4 million as of December 31, 2002. The decrease was primarily the result of the payment during 2003 of income taxes and a large portion of the accrued severance compensation related to Bancard's sale of its ISO related merchant credit card operations in October 2002. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At both December 31, 2003 and 2002, the largest single component of other liabilities was interest payable at $1.2 million and $1.8 million, respectively. Other liabilities increased by $2.5 million or 43% to $8.4 million as of December 31, 2002 from $5.9 million as of June 30, 2002. The increase was primarily the result of accrued severance compensation and income taxes related to Bancard's sale of its ISO related merchant credit card operations in October 2002. At both December 31, 2002 and June 31, 2002, the largest single component of other liabilities was interest payable at $1.8 million and $1.9 million, respectively.

Stockholders' Equity. Common stock of $2.8 million as of December 31, 2002 increased by $41 thousand, or 1%, to $2.9 million at December 31, 2003. The slight increase was the result of stock issued from the net exercise of stock options and stock purchased under the employee stock purchase plan. Common stock at December 31, 2002 was $2.8 million, which was unchanged from June 30, 2002. A slight increase of $13 thousand was the result of proceeds received from the exercise of stock options.

Additional paid-in capital increased to $17.1 million as of December 31, 2003 from $16.7 million at December 31, 2002. The increase of $382 thousand, or 2%, resulted primarily from proceeds received in excess of the $1.00 per share par value for the 40,929 shares of common stock issued as the result of the exercise of stock options and purchases of stock under the employee stock purchase plan. Additional paid-in capital totaled $16.8 million at December 31, 2002 compared to $16.7 million at June 30, 2002. An increase of $76 thousand resulted primarily from proceeds received in excess of the $1.00 per share par value for the 13,468 shares of common stock issued as the result of the exercise of stock options.

Retained earnings increased by $5.2 million, or 33%, to $20.9 million at December 31, 2003 from $15.7 million at December 31, 2002. The increase reflected net income for the fiscal year reduced by the $307 thousand in dividends declared during 2003. The Company paid a cash dividend of $0.05 per share on July 3, 2003. On October 23, 2003, the board of directors declared a cash dividend of $0.06 per share payable on January 5, 2004, to stockholders of record on December 15, 2003. Retained earnings increased by $3.0 million, or 24%, to $15.7 million at December 31, 2002 from $12.7 million at June 30, 2002. The increase reflected net income for the six-month period reduced by the $138 thousand dividend declared in December. The Company also paid a cash dividend of $0.05 per share on January 3, 2003.

Accumulated other comprehensive income was $1.8 million as of December 31, 2003 as compared to $2.1 million as of December 31, 2002. The decrease in the gains was attributable to the decrease during the period in the fair value of the securities identified as available for sale, primarily as a result of a slight recovery in market interest rates. Accumulated other comprehensive income consisting of net unrealized gains on securities available for sale, net of related income taxes, was $2.1 million as of December 31, 2002 as compared to $1.3 million as of June 30, 2002. The increase in the gains was attributable to the increase during the period in the fair value of the securities identified as available for sale, primarily as a result of a decline in market interest rates.

In April 2000, the Company announced that the board of directors approved a stock repurchase program enabling the Company to repurchase approximately 60,000 shares of its common stock. This stock repurchase program was completed in the fall of 2000 and at both December 31, 2003 and 2002 and at June 30, 2002 the Company held in treasury 60,146 shares at a total cost of $855 thousand. The weighted average cost was $14.21 per share.

Liquidity and Capital Resources

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $38.9 million at December 31, 2003, $53.9 million at December 31, 2002, and $34.2 million at June 30, 2002. Quad City Bank & Trust and Cedar Rapids Bank & Trust have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.

The liquidity of the Company is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, comprised predominately of proceeds on the sale of loans, was $30.2 million for fiscal 2003 compared to net cash used in operating activities, primarily for the origination of loans to be sold, of $9.8 million for the twelve months ended December 31, 2002. Net cash used in operating activities, consisting primarily of loan originations for sale, was $12.9 million for the six months ended December 31, 2002 compared to net cash provided by operating activities of $470 thousand for the six months ended December 31, 2001. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $132.5 million for fiscal 2003 and $117.0 million for the comparable period in 2002, comprised predominately of loan originations. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities and federal funds was $59.9 million for the six-month period ended December 31, 2002 and $59.7 million for the comparable period in 2001. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from short-term borrowings, was $101.8 million for fiscal 2003 compared to $132.1 million, comprised predominately of growth in deposits and proceeds from short-term borrowings, for the twelve months ended December 31, 2002. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from Federal Home Loan Bank advances, was $79.2 million for the six months ended December 31, 2002 compared to $60.2 million for the same period in 2001.

At December 31, 2003, the subsidiary banks had seven unused lines of credit totaling $41.0 million of which $4.0 million was secured and $37.0 million was unsecured. At December 31, 2002, the subsidiary banks had seven unused lines of credit totaling $38.0 million of which $4.0 million was secured and $34.0 million was unsecured. At the close of fiscal 2003, the Company had a $15.0 million unsecured revolving credit note. The note, which matures July 21, 2004, had a balance outstanding of $10.0 million at December 31, 2003. Interest is payable monthly at the Federal Funds rate plus one percent per annum, as defined in the credit note agreement. As of December 31, 2003, the interest rate was 1.97%. At December 31, 2002, the Company had a $10.0 million revolving credit note, which was secured by all of the outstanding stock of Quad City Bank & Trust. The note, which matured July 1, 2003, had a balance outstanding if $5.0 million at December 31, 2002. Interest was payable quarterly at the adjusted LIBOR rates, as defined in the credit note agreement. As of December 31, 2002, the interest rate was 3.8%.

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

On February 18, 2004, the Company issued $8.0 million of floating rate capital securities and $12.0 million of fixed rate capital securities (together, the "Trust Preferred Securities") of QCR Holdings Statutory Trust II ("Trust II") and QCR Holdings Statutory Trust III ("Trust III"). The securities represent undivided beneficial interests in Trust II and Trust III, which were established by the Company for the purpose of issuing the Trust Preferred Securities. The securities issued by Trust II and Trust III mature in 30 years. The floating rate capital securities are callable at par after five years and the fixed rate capital securities are callable at par after seven years. The floating rate capital securities have a variable rate based on the three-month LIBOR, reset quarterly, with the initial rate set at 3.97%, and the fixed rate capital securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they have a variable rate based on the three-month LIBOR, reset quarterly. Both Trust II and Trust III used the proceeds from the sale of the Trust Preferred Securities to purchase junior subordinated debentures of QCR Holdings, Inc. The Company incurred issuance costs of $410 thousand, which will be amortized over the lives of the securities.

The Company intends to use its net proceeds for general corporate purposes, including the possible redemption in June 2004 of the $12.0 million of 9.2% cumulative trust preferred securities issued by Trust I in 1999. If redeemed, the trust preferred securities issued in 1999 carry approximately $750 thousand of unamortized issuance costs, which will be expensed as of June 30, 2004.

Commitments, Contingencies, Contractual Obligations, and Off-balance Sheet Arrangements

In the normal course of business, the subsidiary banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit, and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the banks upon extension of credit, is based upon management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2003 and 2002 no amounts had been recorded as liabilities for the banks' potential obligations under these guarantees.

As of December 31, 2003 and 2002, commitments to extend credit aggregated $194.9 million and $165.2 million, respectively. As of December 31, 2003 and 2002, standby letters of credit aggregated $6.0 million and $4.9 million, respectively. Management does not expect that all of these commitments will be funded.

The Company had also executed contracts for the sale of mortgage loans in the secondary market in the amount of $3.8 million and $23.7 million as of December 31, 2003 and 2002, respectively. These amounts were included in loans held for sale at the respective balance sheet dates.

Bancard is subject to the risk of cardholder chargebacks and its local merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the local merchant.

The Company also has a guarantee to MasterCard International Incorporated, which is backed by a performance bond in the amount of $1.0 million. As of December 31, 2003 there were no significant pending liabilities.

A significant portion of residential mortgage loans sold to investors in the secondary market is sold with recourse. Specifically, certain loan sales agreements provide that if the borrower becomes delinquent a number of payments or a number of days, within six months to one year of the sale, the subsidiary banks must repurchase the loan from the subject investor. The banks did not repurchase any loans from secondary market investors under the terms of these loan sales agreements during the year ended December 31, 2003, six months ended December 31, 2002, or the years ended June 30, 2002 or 2001. In the opinion of management, the risk of recourse to the banks was not significant and, accordingly, no liability has been established related to such.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

                                                 Payments Due by Period
                                                     (in thousands)
                               ----------------------------------------------------
      Description and                     One year                         After 5
       Note reference            Total    or less    1-3 years  4-5 years   years
                               ----------------------------------------------------
Deposits without a .........   $315,812   $315,812   $     --    $    --  $    --
  stated maturity ..........
Certificates of deposits (6)    195,840    157,188     34,665      3,987       --
Short-term borrowings (7) ..     51,610     51,610         --         --       --
Federal Home Loan
  Bank advances (8)  .......     76,232     19,500     13,410     19,300   24,022
Other borrowings (9) .......     10,000     10,000         --         --       --
Junior subordinated
  debentures (10) ..........     12,000         --         --         --   12,000
Rental commitments (5) .....      1,926        514        977        253      182
Purchase obligations (17) ..      1,083      1,083         --         --       --
Operating leases (17) ......      3,054      1,029      2,002          7       16
                               ----------------------------------------------------
Total contractual
  cash obligations .........   $667,557   $556,736   $ 51,054   $23,547   $36,220
                               ====================================================

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented primarily relate to certain contractual payments for capital expenditures of data processing technology and facilities expansion. The Company's operating lease obligations represent short and long-term lease payments for data processing equipment and services, software, and other equipment and professional services.

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

Impact of New Accounting Standards

The Financial Accounting Standards Board has issued Statement 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB No. 123". This Statement amends Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The alternative methods were effective for transitions during 2003 and the Company did not make any such voluntary changes in accounting. The disclosure requirements of the Statement were effective for and adopted in the consolidated financial statements for the fiscal year ending December 31, 2002.

The Financial Accounting Standards Board has issued Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement on July 1, 2003 did not have a significant impact on the consolidated financial statements, as the Company had no such instruments or contracts.

The Financial Accounting Standards Board has issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. For the Company, the Statement was effective July 1, 2003 and implementation had no significant impact on the consolidated financial statements

The Financial Accounting Standard Board has issued Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.", which, for the Company, is effective for the year ending December 31, 2003. FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE), that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. Under the provisions of FIN 46, QCR Holdings Capital Trust I no longer meets the criteria for consolidation and, as such, has not been consolidated in these financial statements. FIN 46 was adopted on December 31, 2003 via a retroactive restatement of the prior year's financial statements. There was no cumulative effect on stockholders' equity from this adoption.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of this accounting change and, if necessary or warranted, provide further appropriate guidance. No further guidance has been issued to date and, as such, the $12 million in trust preferred securities issued by QCR Capital Trust I were included in Tier I capital for regulatory capital purposes at December 31, 2003. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier I capital in the future. Assuming the Company was not permitted to include these securities in Tier I capital at December 31, 2003, the Company would still exceed the regulatory required minimums for capital adequacy purposes.

In February 2004, the Company issued, in a private transaction, $8.0 million of floating rate capital securities and $12.0 million of fixed rate capital securities (together, the "Trust Preferred Securities") of QCR Holdings Statutory Trust II ("Trust II") and QCR Holdings Statutory Trust III ("Trust III"), respectively. The securities represent undivided beneficial interests in Trust II and Trust III, which were established by the Company for the purpose of issuing the Trust Preferred Securities. Trust II and Trust III used the proceeds from the sale of the Trust Preferred Securities to purchase junior subordinated debentures of the Company. In February 2004, the Federal Reserve provided confirmation to the Company for their treatment of these new issuances as Tier 1 capital for regulatory capital purposes, subject to established limitations.

The Accounting  Standards  Executive  Committee has issued Statement of Position
(SOP) 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Company, this Statement is effective for calendar year 2005 and, early adoption, although permitted, is not planned. No significant impact is expected on the consolidated financial statements at the time of adoption.

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

One approach used to quantify interest rate risk is the net portfolio value analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The following table sets forth, at December 31, 2003 and 2002, an analysis of the Company's interest rate risk as measured by the estimated changes in the net portfolio value resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 200 basis points).

                                                                              Estimated Increase
    Change in                                                                  (Decrease) in NPV
    Interest                  Estimated               ------------------------------------------------------------------
      Rates                   NPV Amount                            Amount                            Percent
------------------ ---------------------------------- ----------------------------------- ------------------------------
 (Basis points)     Dec.31, 2003     Dec. 31, 2002    Dec.31, 2003     Dec. 31, 2002     Dec.31, 2003    Dec. 31, 2002
------------------------------------------------------------------------------------------------------------------------
                                                          (Dollars in thousands)
     +200            $ 53,893          $ 45,225         $ (3,532)         $ (2,584)           (6.15%)         (5.40%)
      ---            $ 57,425          $ 47,809
     -200            $ 59,932          $ 50,013         $  2,507          $  2,204             4.36%           4.61

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

Item 8.  Financial Statements

QCR Holdings, Inc.

Index to Consolidated Financial Statements

Independent Auditor's Report                                                  32

Financial Statements

   Consolidated balance sheets as of December 31, 2003 and 2002               33

   Consolidated statements of income for the year ended December 31,
     2003, six months ended December 31, 2002 and the year ended
     June 30, 2002 and 2001                                                   34

   Consolidated statements of changes in stockholders' equity for the year ended December 31, 2003, six months ended December 31,
      2002 and the years ended June 30, 2002 and 2001                         35

   Consolidated statements of cash flows for the year ended
     December 31, 2003, six months ended December 31, 2002 and the
     years ended June 30, 2002 and 2001                                  36 - 37

   Notes to consolidated financial statements                            38 - 61

Independent Auditor's Report


To the Board of Directors and Stockholders
QCR Holdings, Inc.
Moline, Illinois

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 2003, six months ended December 31, 2002, and the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QCR Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003, six months ended December 31, 2002, and the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Davenport, Iowa
January 23, 2004


McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

QCR Holdings, Inc.
and Subsidiaries

Consolidated Balance Sheets
December 31, 2003 and 2002

Assets                                                              2003           2002
--------------------------------------------------------------------------------------------
Cash and due from banks .....................................   $ 24,427,573   $ 24,888,350
Federal funds sold ..........................................      4,030,000     14,395,000
Interest-bearing deposits at financial institutions .........     10,426,092     14,585,795

Securities held to maturity, at amortized cost (fair value
  2003 $416,751; 2002 $451,121) (Note 3) ....................        400,116        425,332
Securities available for sale, at fair value (Note 3) .......    128,442,926     81,228,749
                                                                ---------------------------
                                                                 128,843,042     81,654,081
                                                                ---------------------------

Loans receivable, held for sale (Note 4) ....................      3,790,031     23,691,004
Loans receivable, held for investment (Note 4) ..............    518,681,380    426,044,732
  Less allowance for estimated losses on loans (Note 4) .....      8,643,012      6,878,953
                                                                ---------------------------
                                                                 513,828,399    442,856,783
                                                                ---------------------------

Premises and equipment, net (Note 5) ........................     12,028,532      9,224,542
Accrued interest receivable .................................      3,646,108      3,221,246
Other assets ................................................     12,809,809     13,774,559
                                                                ---------------------------
        Total assets ........................................   $710,039,555   $604,600,356
                                                                ===========================

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing .....................................   $130,962,916   $ 89,675,609
    Interest-bearing ........................................    380,688,947    345,072,014
                                                                ---------------------------
        Total deposits (Note 6) .............................    511,651,863    434,747,623

  Short-term borrowings (Note 7) ............................     51,609,801     32,862,446
  Federal Home Loan Bank advances (Note 8) ..................     76,232,348     74,988,320
  Other borrowings (Note 9) .................................     10,000,000      5,000,000
  Junior subordinated debentures (Notes 1 and 10) ...........     12,000,000     12,000,000
  Other liabilities .........................................      6,722,808      8,415,365
                                                                ---------------------------
        Total liabilities ...................................    668,216,820    568,013,754
                                                                ---------------------------

Commitments and Contingencies (Note 17)

Stockholders' Equity (Note 15):
  Preferred stock, stated value of $1 per share; shares
    authorized 250,000; shares issued none ..................             --             --
  Common stock, $1 par value; shares authorized 5,000,000;
    2003 - shares issued 2,863,990 and outstanding 2,803,844;
    2002 - shares issued 2,823,061 and outstanding 2,762,915       2,863,990      2,823,061
  Additional paid-in capital ................................     17,143,868     16,761,423
  Retained earnings .........................................     20,866,749     15,712,600
  Accumulated other comprehensive income ....................      1,802,664      2,144,054
                                                                ---------------------------
                                                                  42,677,271     37,441,138
Less cost of 60,146 common shares acquired for the treasury .        854,536        854,536
                                                                ---------------------------
        Total stockholders' equity ..........................     41,822,735     36,586,602
                                                                ---------------------------
        Total liabilities and stockholders' equity ..........   $710,039,555   $604,600,356
                                                                ===========================

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries

Consolidated Statements of Income

                                                                                 Six
                                                               Year Ended    Months Ended       Year Ended June 30,
                                                              December 31,   December 31,   ---------------------------
                                                                  2003           2002           2002           2001
-----------------------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans, including fees ...................................   $ 28,984,000   $ 13,747,643   $ 23,718,322   $ 22,970,407
  Securities:
    Taxable ...............................................      3,248,115      1,702,046      3,166,323      3,067,722
    Nontaxable ............................................        493,162        235,155        429,138        290,990
  Interest-bearing deposits at financial institutions .....        432,119        361,218        948,098        947,755
  Federal funds sold ......................................        220,865         73,611        258,256      1,267,062
                                                              ---------------------------------------------------------
        Total interest and dividend income ................     33,378,261     16,119,673     28,520,137     28,543,936
                                                              ---------------------------------------------------------

Interest expense:
  Deposits ................................................      7,005,306      4,151,446      8,894,578     13,022,210
  Short-term borrowings ...................................        326,916        225,093        592,382        992,219
  Federal Home Loan Bank advances .........................      3,255,416      1,440,326      2,048,273      1,462,779
  Other borrowings ........................................        228,433         99,645        201,415             --
  Junior subordinated debentures ..........................      1,133,506        566,753      1,133,506      1,134,541
                                                              ---------------------------------------------------------
        Total interest expense ............................     11,949,577      6,483,263     12,870,154     16,611,749
                                                              ---------------------------------------------------------

        Net interest income ...............................     21,428,684      9,636,410     15,649,983     11,932,187
Provision for loan losses (Note 4) ........................      3,405,427      2,183,745      2,264,965        889,670
                                                              ---------------------------------------------------------
        Net interest income after provision for loan losses     18,023,257      7,452,665     13,385,018     11,042,517
                                                              ---------------------------------------------------------

Noninterest income:
  Merchant credit card fees, net of processing costs ......      2,194,974      1,292,213      2,097,209      1,673,444
  Trust department fees ...................................      2,242,747      1,045,046      2,161,677      2,071,971
  Deposit service fees ....................................      1,505,200        596,999        994,630        816,489
  Gains on sales of loans, net ............................      3,667,513      1,864,813      1,991,437      1,136,572
  Securities gains (losses), net ..........................              5         61,514          6,433        (14,047)
  Gain on sale of merchant credit card portfolio (Note 11)              --      3,460,137             --             --
  Other ...................................................      1,557,170        518,999        663,273        628,639
                                                              ---------------------------------------------------------
        Total noninterest income ..........................     11,167,609      8,839,721      7,914,659      6,313,068
                                                              ---------------------------------------------------------

Noninterest expenses:
  Salaries and employee benefits ..........................     12,710,505      6,075,885     10,077,583      8,014,268
  Compensation and other expenses related to sale of
    merchant credit card portfolio (Note 11) ..............             --      1,413,734             --             --
  Professional and data processing fees ...................      1,962,243        872,750      1,410,770      1,159,929
  Advertising and marketing ...............................        786,054        341,093        604,002        579,524
  Occupancy and equipment expense .........................      2,640,602      1,322,826      2,331,806      1,925,820
  Stationery and supplies .................................        460,421        229,066        476,158        352,441
  Postage and telephone ...................................        632,354        291,737        486,053        409,626
  Bank service charges ....................................        454,367        211,873        357,550        293,012
  Insurance ...............................................        444,947        186,308        351,873        328,405
  Other ...................................................        943,759        467,779        926,633        736,928
                                                              ---------------------------------------------------------
        Total noninterest expenses ........................     21,035,252     11,413,051     17,022,428     13,799,953
                                                              ---------------------------------------------------------

        Income before income taxes ........................      8,155,614      4,879,335      4,277,249      3,555,632
Federal and state income taxes (Note 12) ..................      2,694,687      1,682,791      1,314,796      1,159,900
                                                              ---------------------------------------------------------
        Net income ........................................   $  5,460,927   $  3,196,544   $  2,962,453   $  2,395,732
                                                              =========================================================

Earnings per common share (Note 16):
  Basic ...................................................   $       1.96   $       1.16   $       1.10   $       1.06
  Diluted .................................................   $       1.91   $       1.13   $       1.08   $       1.04
  Weighted average common shares outstanding ..............      2,782,042      2,752,739      2,685,996      2,268,465
  Weighted average common and common equivalent
    shares outstanding ....................................      2,855,055      2,819,416      2,743,805      2,314,334

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
Year Ended December 31, 2003, Six Months Ended December 31, 2002
and Years Ended June 30, 2002 and 2001

                                                                                          Accumulated
                                                               Additional                    Other
                                                   Common        Paid-In       Retained   Comprehensive   Treasury
                                                   Stock         Capital       Earnings   Income (Loss)     Stock         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000 ........................   $2,325,416   $12,147,984    $ 7,296,017   $(1,098,518)   $(599,480)   $20,071,419
  Comprehensive income:
    Net income ................................           --            --      2,395,732            --           --      2,395,732
    Other comprehensive income, net of tax
      (Note 2) ................................           --            --             --     1,604,440           --      1,604,440
                                                                                                                        -----------
        Comprehensive income ..................                                                                           4,000,172
                                                                                                                        -----------
  Proceeds from issuance of 150 shares of
    common stock as a result of stock
    options exercised (Note 14) ...............          150           775             --            --           --            925
  Purchase of 18,650 shares of common stock
    for the treasury ..........................           --            --             --            --     (255,056)      (255,056)
                                                  ---------------------------------------------------------------------------------
Balance, June 30, 2001 ........................    2,325,566    12,148,759      9,691,749       505,922     (854,536)    23,817,460
  Comprehensive income:
    Net income ................................           --            --      2,962,453            --           --      2,962,453
    Other comprehensive income, net of tax
      (Note 2) ................................           --            --             --       777,817           --        777,817
                                                                                                                        -----------
        Comprehensive income ..................                                                                           3,740,270
                                                                                                                        -----------
  Proceeds from issuance of 23,375 shares of
    common stock as a result of stock options
    exercised (Note 14) .......................       23,375       133,607             --            --           --        156,982
  Exchange of 14,772 shares of common stock
    in connection with options exercised ......      (14,772)     (171,291)            --            --           --       (186,063)
  Proceeds from issuance of 475,424 shares
    of common stock ...........................      475,424     4,513,198             --            --           --      4,988,622
  Tax benefit of nonqualified stock options
    exercised .................................           --        60,332             --            --           --         60,332
                                                  ---------------------------------------------------------------------------------
Balance, June 30, 2002 ........................    2,809,593    16,684,605     12,654,202     1,283,739     (854,536)    32,577,603
  Comprehensive income:
    Net income ................................           --            --      3,196,544            --           --      3,196,544
    Other comprehensive income, net of tax
      (Note 2) ................................           --            --             --       860,315           --        860,315
                                                                                                                        -----------
        Comprehensive income ..................                                                                           4,056,859
                                                                                                                        -----------
  Cash dividends declared, $.05 per share .....           --            --       (138,146)           --           --       (138,146)
  Proceeds from issuance of 24,270 shares of
    common stock as a result of stock options
    exercised (Note 14) .......................       24,270       140,404             --            --           --        164,674
  Exchange of 10,802 shares of common stock
    in connection with options exercised ......      (10,802)     (151,508)            --            --           --       (162,310)
  Tax benefit of nonqualified stock options
    exercised .................................           --        87,922             --            --           --         87,922
                                                  ---------------------------------------------------------------------------------
Balance, December 31, 2002 ....................    2,823,061    16,761,423     15,712,600     2,144,054     (854,536)    36,586,602
  Comprehensive income:
  Net income ..................................           --            --      5,460,927            --           --      5,460,927
  Other comprehensive income, net of tax
    (Note 2) ..................................           --            --             --      (341,390)          --       (341,390)
                                                                                                                        -----------
        Comprehensive income ..................                                                                           5,119,537
                                                                                                                        -----------
  Cash dividends declared, $.11 per share .....           --            --       (306,778)           --           --       (306,778)
  Proceeds from issuance of 6,852 shares of
    common stock as a result of stock purchased
    under the Employee Stock Purchase Plan
    (Note 14) .................................        6,852       104,635             --            --           --        111,487
  Proceeds from issuance of 50,658 shares of
    common stock as a result of stock options
    exercised (Note 14) .......................       50,658       325,820             --            --           --        376,478
  Exchange of 16,581 shares of common
    stock in connection with options exercised       (16,581)     (322,881)            --            --           --       (339,462)
  Tax benefit of nonqualified stock options
    exercised .................................           --       274,871             --            --           --        274,871
                                                  ---------------------------------------------------------------------------------
Balance, December 31, 2003 ....................   $2,863,990   $17,143,868    $20,866,749   $ 1,802,664    $(854,536)   $41,822,735
                                                  =================================================================================

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows

                                                                                   Six
                                                               Year Ended       Months Ended          Year Ended June 30,
                                                              December 31,      December 31,    ------------------------------
                                                                   2003            2002             2002             2001
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income ..............................................   $   5,460,927    $   3,196,544    $   2,962,453    $   2,395,732
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation ..........................................       1,072,943          497,460          923,747          768,310
    Provision for loan losses .............................       3,405,427        2,183,745        2,264,965          889,670
    Deferred income taxes .................................        (674,681)        (403,312)        (634,045)        (362,995)
    Amortization of offering costs on junior subordinated
      debentures ..........................................          29,506           14,753           29,506           29,506
    Amortization of premiums on securities, net ...........         788,263          148,782          162,642           60,062
    Investment securities (gains) losses, net .............              (5)         (61,514)          (6,433)          14,047
    Loans originated for sale .............................    (245,414,955)    (136,646,900)    (146,973,634)     (97,605,425)
    Proceeds on sales of loans ............................     268,983,441      123,319,054      146,290,546       94,039,651
    Net gains on sales of loans ...........................      (3,667,513)      (1,864,813)      (1,991,437)      (1,136,572)
    Net losses on sales of premises and equipment .........          50,446               --               --               --
    Gain on sale of merchant credit card portfolio ........              --       (3,460,137)              --               --
    Tax benefit of nonqualified stock options exercised ...         274,871           87,922           60,332               --
    Increase in accrued interest receivable ...............        (424,862)         (95,254)        (262,814)        (230,058)
    (Increase) decrease in other assets ...................       2,075,198       (2,193,369)        (283,790)      (1,166,767)
    Increase (decrease) in other liabilities ..............      (1,722,249)       2,386,668          970,602          633,631
                                                              ----------------------------------------------------------------
        Net cash provided by (used in) operating activities      30,236,757      (12,890,371)       3,512,640       (1,671,208)
                                                              ----------------------------------------------------------------

Cash Flows from Investing Activities:
  Net (increase) decrease in federal funds sold ...........      10,365,000      (13,635,000)       7,015,000       18,330,000
  Net (increase) decrease in interest-bearing deposits at
    financial institutions ................................       4,159,703          501,664       (1,568,962)        (547,278)
  Activity in securities portfolio:
    Purchases .............................................     (91,746,856)     (14,778,519)     (30,034,923)     (17,003,552)
    Calls and maturities ..................................      39,195,000        7,335,000        9,702,500       15,045,000
    Paydowns ..............................................       4,025,159        1,166,490        1,789,042        1,537,072
    Sales of securities available for sale ................              --        2,141,382          101,285        1,262,841
  Activity in life insurance contracts:
    Purchases .............................................         (66,312)        (195,000)        (401,087)              --
    Increase in cash value ................................        (190,873)          (9,388)        (115,888)         (87,840)
  Proceeds from sale of merchant credit card portfolio ....              --        3,500,000               --               --
  Net loans originated and held for investment ............     (94,278,016)     (45,365,509)    (100,456,216)     (41,568,458)
  Purchase of premises and equipment ......................      (4,152,033)        (515,241)      (1,471,625)      (1,713,387)
  Proceeds from sales of premises and equipment ...........         224,654               --               --               --
                                                              ----------------------------------------------------------------
        Net cash used in investing activities .............    (132,464,574)     (59,854,121)    (115,440,874)     (24,745,602)
                                                              ----------------------------------------------------------------

Cash Flows from Financing Activities:
  Net increase in deposit accounts ........................      76,904,240       58,430,314       74,162,085       14,088,468
  Net increase (decrease) in short-term borrowings ........      18,747,355       (1,766,263)       6,286,167        7,570,818
  Activity in Federal Home Loan Bank advances:
    Advances ..............................................      12,550,000       29,000,000       25,000,000       16,750,000
    Payments ..............................................     (11,305,972)      (6,426,003)      (2,298,436)      (9,462,639)
  Proceeds from other borrowings ..........................       5,000,000               --        5,000,000               --
  Purchase of treasury stock ..............................              --               --               --         (255,056)
  Payment of cash dividends ...............................        (277,086)              --               --               --
  Proceeds from issuance of common stock, net .............         148,503            2,364        4,959,541              925
                                                              ----------------------------------------------------------------
        Net cash provided by financing activities .........   $ 101,767,040    $  79,240,412    $ 113,109,357    $  28,692,516
                                                              ----------------------------------------------------------------

                                  (Continued)

QCR Holdings, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

                                                                                    Six
                                                                  Year Ended     Months Ended          Year Ended June 30,
                                                                 December 31,    December 31,    ----------------------------
                                                                     2003           2002             2002             2001
-----------------------------------------------------------------------------------------------------------------------------

        Net increase (decrease) in cash and due from banks ...   $   (460,777)   $ 6,495,920     $ 1,181,123      $ 2,275,706

Cash and due from banks:
  Beginning ..................................................     24,888,350      18,392,430      17,211,307      14,935,601
                                                                 ------------------------------------------------------------
  Ending .....................................................   $ 24,427,573    $ 24,888,350    $ 18,392,430    $ 17,211,307
                                                                 ============================================================

Supplemental Disclosures of Cash Flow Information,
  cash payments for:
  Interest ...................................................   $ 12,516,692    $  6,537,656    $ 13,405,861    $ 16,069,527
  Income and franchise taxes .................................      4,904,697       1,112,741       1,363,292       1,480,894

Supplemental Schedule of Noncash Investing Activities:
  Change in accumulated other comprehensive income, unrealized
    gains (losses) on securities available for sale, net .....       (341,390)        860,315         777,817       1,604,440
  Due from broker for call of securities available for sale ..             --              --              --      (1,000,000)
  Exchange of shares of common stock in connection
    with options exercised ...................................       (339,462)       (162,310)       (186,063)             --

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

   QCR Holdings, Inc. (Company) is a bank holding company providing bank and bank related services through its subsidiaries, Quad City Bank and Trust Company (Quad City Bank & Trust), Cedar Rapids Bank and Trust Company (Cedar Rapids Bank & Trust), Quad City Bancard, Inc. (Bancard), and QCR Holdings Capital Trust I (Trust I). Quad City Bank & Trust is a commercial bank that serves the Quad Cities and adjacent communities. Cedar Rapids Bank & Trust is a commercial bank that serves Cedar Rapids and adjacent communities. Both banks are chartered and regulated by the state of Iowa, are insured and subject to regulation by the Federal Deposit Insurance Corporation, and are members of and regulated by the Federal Reserve System. Bancard is an entity formed in April 1995 to conduct the Company's credit card operation and is regulated by the Federal Reserve System. Bancard's wholly-owned subsidiary, Allied Merchant Services, Inc. (Allied), was liquidated on December 31, 2003. All of the merchant credit card relationships owned by Allied were included in Bancard's sale of its ISO-related merchant credit card operations to iPayment, Inc. in October 2002. QCR Holdings Capital Trust I was capitalized in June 1999 for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities.

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

   Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries, except QCR Holdings Capital Trust I, which does not meet the criteria for consolidation. All material intercompany accounts and transactions have been eliminated in consolidation.

   Presentation of cash flows: For purposes of reporting cash flows, cash and due from banks include cash on hand and non-interest bearing amounts due from banks. Cash flows from federal funds sold, interest bearing deposits at financial institutions, loans, deposits, and short-term borrowings are treated as net increases or decreases.

   Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $12,216,000 and $7,721,000 as of December 31, 2003 and 2002, respectively.

   Investment securities: Investment securities held to maturity are those debt securities that the Company has the ability and intent to hold until maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. Such securities are carried at cost adjusted for amortization of premiums and accretion of discounts. If the ability or intent to hold to maturity is not present for certain specified securities, such securities are considered available for sale as the Company intends to hold them for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

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

   Stock-based compensation plans: At December 31, 2003, the Company has three stock-based employee compensation plans, which are described more fully in
   Note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                           Six
                                           Year Ended  Months Ended      Year Ended June 30,
                                          December 31, December 31,   ------------------------
                                             2003          2002          2002         2001
                                          ----------------------------------------------------
Net income, as reported ...............   $5,460,927    $3,196,544    $2,962,453    $2,395,732
Deduct total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects ..      (96,447)      (39,503)      (90,182)      (70,328)
                                          ----------------------------------------------------
        Net income ....................   $5,364,480    $3,157,041    $2,872,271    $2,325,404
                                          ====================================================
Earnings per share:
  Basic:
    As reported .......................   $     1.96    $     1.16    $     1.10    $     1.06
    Pro forma .........................         1.93          1.15          1.07          1.03
  Diluted:
    As reported .......................         1.91          1.13          1.08          1.04
    Pro forma .........................         1.88          1.12          1.05          1.00

   In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions for grants during the year ended December 31, 2003, six months ended December 31, 2002, and the years ended June 30, 2002 and 2001: dividend rate of .44% to .61% for the year ended December 31, 2003, .59% for the six months ended December 31, 2002, and 0% for the years ended June 30, 2002 and 2001; risk-free interest rates based upon current rates at the date of grant (3.68% to 6.22% for stock options and .82% to 1.29% for the employee stock purchase plan); expected lives of 10 years for stock options and 3 months to 6 months for the employee stock purchase plan; and expected price volatility of 23.09% to 24.69%.

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

   Change in year-end: In August 2002, the Company changed its fiscal year-end from June 30th to December 31st. The change in year-end resulted in a short fiscal year covering the six-month transition period from July 1, 2002 to December 31, 2002. References to the transition period, fiscal 2002 and, 2001 throughout these consolidated financial statements are for the six months ended December 31, 2002 and the years ended June 30, 2002 and 2001, respectively.

   In connection with the Company's change in fiscal year, presented below is the financial data for comparable six month and twelve month periods:

                                       Six Months Ended                      Twelve Months Ended
                                         December 31,                            December 31,
                                 -------------------------------------------------------------------
                                                (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)
                                     2002          2001          2003         2002          2001
                                 -------------------------------------------------------------------
Total interest income ........   $16,119,673   $13,845,800   $33,378,261   $30,794,010   $28,146,996
Total interest expense .......     6,483,263     6,633,525    11,949,577    12,719,892    14,803,076
                                 -------------------------------------------------------------------
        Net interest income ..     9,636,410     7,212,275    21,428,684    18,074,118    13,343,920
Provision for loan losses ....     2,183,745     1,039,865     3,405,427     3,408,845     1,409,660
Noninterest income ...........     8,839,721     4,040,240    11,167,609    12,714,140     7,565,727
Noninterest expenses .........    11,413,051     8,244,914    21,035,252    20,190,565    15,501,058
                                 -------------------------------------------------------------------
        Net income before
        income taxes .........     4,879,335     1,967,736     8,155,614     7,188,848     3,998,929
Federal and state income taxes     1,682,791       630,126     2,694,687     2,367,461     1,269,781
                                 -------------------------------------------------------------------
        Net income ...........   $ 3,196,544   $ 1,337,610   $ 5,460,927   $ 4,821,387   $ 2,729,148
                                 ===================================================================

Earnings per common share:
Basic ........................   $      1.16   $      0.51   $      1.96   $      1.75   $      1.13
Diluted ......................          1.13          0.50          1.91          1.71          1.11

   Restatement of financial statements: Under the provisions of FIN 46, Consolidation of Variable Interest Entities, and FASB Interpretation No. FIN 46R, QCR Holdings Capital Trust I, a 100%-owned subsidiary of the Company, no longer meets the criteria for consolidation. FIN 46 was adopted on December 31, 2003 via a retroactive restatement of the prior year's financial statements. As a result, the balance sheet includes $12,000,000 of junior subordinated debentures, which were previously included in the balance sheet as Company Obligated Mandatorily Redeemable Preferred Securities. There was no cumulative effect on stockholders' equity from this adoption.

   In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of this accounting change and, if necessary or warranted, provide further appropriate guidance. No further guidance has been issued to date and the $12,000,000 in trust preferred securities issued by QCR Capital Trust I, which are no longer included on the Company's consolidated balance sheet as such, but are now represented by junior subordinated debentures, were included in Tier I capital for regulatory capital purposes at December 31, 2003. See also Notes 10 and 15. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in regulatory capital in the future. Assuming the Company was not permitted to include these securities in regulatory capital at December 31, 2003, the Company would still exceed the regulatory required minimums for capital adequacy purposes.

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

Other comprehensive income (loss) for the year ended December 31, 2003, six months ended December 31, 2002, and the years ended June 30, 2002 and 2001 is comprised as follows:

                                                                                  Tax
                                                                   Before        Expense         Net
                                                                    Tax         (Benefit)       of Tax
                                                                -----------------------------------------
Year ended December 31, 2003:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding (losses) arising during the period ...   $  (549,473)   $  (208,086)   $  (341,387)
    Less reclassification adjustment for gains
      included in net income ................................             5              2              3
                                                                -----------------------------------------
        Other comprehensive income (loss) ...................   $  (549,478)   $  (208,088)   $  (341,390)
                                                                =========================================
Six months ended December 31, 2002:
  Unrealized gains on securities available for sale:
    Unrealized holding gains arising during the period ......   $ 1,436,098    $   537,283    $   898,815
    Less reclassification adjustment for gains
      included in net income ................................        61,514         23,014         38,500
                                                                -----------------------------------------
        Other comprehensive income ..........................   $ 1,374,584    $   514,269    $   860,315
                                                                =========================================

                                                                                   Tax
                                                                  Before         Expense          Net
                                                                    Tax         (Benefit)       of Tax
                                                                -----------------------------------------
Year ended June 30, 2002:
  Unrealized gains on securities available for sale:
    Unrealized holding gains arising during the year ........   $ 1,241,584    $   459,716    $   781,868
    Less reclassification adjustment for gains
      included in net income ................................         6,433          2,382          4,051
                                                                -----------------------------------------
        Other comprehensive income ..........................   $ 1,235,151    $   457,334    $   777,817
                                                                =========================================
Year ended June 30, 2001:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains arising during the year ........   $ 2,482,453    $   887,041    $ 1,595,412
    Less reclassification adjustment for (losses)
     included in net income .................................       (14,047)        (5,019)        (9,028)
                                                                -----------------------------------------
        Other comprehensive income ..........................   $ 2,496,500    $   892,060    $ 1,604,440
                                                                =========================================

Note 3.  Investment Securities

The amortized cost and fair value of investment securities as of December 31, 2003 and 2002 are summarized as follows:

                                                       Gross           Gross
                                     Amortized       Unrealized      Unrealized          Fair
                                       Cost            Gains          (Losses)           Value
                                   ---------------------------------------------------------------
December 31, 2003:
  Securities held to maturity:
    Municipal securities .......   $     250,116   $       3,856    $          --    $     253,972
    Foreign bonds ..............         150,000          12,779               --          162,779
                                   ---------------------------------------------------------------
                                   $     400,116   $      16,635    $          --    $     416,751
                                   ===============================================================

  Securities available for sale:
    U.S. Treasury securities ...   $   1,001,823   $       3,028    $          --    $   1,004,851
    U.S. agency securities .....      86,732,152       1,104,501          (63,574)      87,773,079
    Mortgage-backed securities .       5,656,092          67,078           (8,438)       5,714,732
    Municipal securities .......      15,663,699       1,017,795             (884)      16,680,610
    Corporate securities .......       9,466,395         491,943           (3,782)       9,954,556
    Trust preferred securities .       1,349,800         105,009               --        1,454,809
    Other securities ...........       5,687,664         173,612             (987)       5,860,289
                                   ---------------------------------------------------------------
                                   $ 125,557,625   $   2,962,966    $     (77,665)   $ 128,442,926
                                   ===============================================================

                                                                    Gross            Gross
                                     Amortized     Unrealized     Unrealized         Fair
                                        Cost         Gains         (Losses)          Value
                                   ---------------------------------------------------------------
December 31, 2002:
  Securities held to maturity:
    Municipal securities .......   $    250,332    $      9,350     $          --      $    259,682
    Foreign bonds ..............        175,000          16,439                --           191,439
                                   ----------------------------------------------------------------
                                   $    425,332    $     25,789     $          --      $    451,121
                                   ================================================================

Securities available for sale:
  U.S. Treasury securities .....   $  1,016,608    $     19,879     $          --      $  1,036,487
  U.S. agency securities .......     47,534,699       1,701,832            (1,243)       49,235,288
  Mortgage-backed securities ...      5,600,989         169,475               (18)        5,770,446
  Municipal securities .........     13,941,352         978,262                --        14,919,614
  Corporate securities .........      7,691,358         475,136                --         8,166,494
  Trust preferred securities ...      1,349,796          93,146           (10,985)        1,431,957
  Other securities .............        659,168          19,926           (10,631)          668,463
                                   ----------------------------------------------------------------
                                   $ 77,793,970    $  3,457,656     $     (22,877)     $ 81,228,749
                                   ================================================================

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2003 are summarized as follows:

                                     Less than 12 Months             12 Months or More                     Total
                                 -----------------------------   ---------------------------     ----------------------------
                                                     Gross                          Gross                           Gross
                                     Fair          Unrealized        Fair         Unrealized        Fair          Unrealized
                                     Value           Losses          Value          Losses          Value           Losses
                                 --------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. agency securities .....   $ 29,629,310    $    (63,574)   $         --    $         --    $ 29,629,310    $    (63,574)
  Mortgage-backed securities .      2,919,512          (8,438)             --              --       2,919,512          (8,438)
  Municipal securities .......        246,727            (884)             --              --         246,727            (884)
  Corporate securities .......      1,058,945          (3,782)             --              --       1,058,945          (3,782)
  Other securities ...........             --              --          24,927            (987)         24,927            (987)
                                 --------------------------------------------------------------------------------------------
                                 $ 33,854,494    $    (76,678)   $     24,927    $       (987)   $ 33,879,421    $    (77,665)
                                 ============================================================================================

For all of the above investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary, by the Company.

There were no sales of securities during the year ended December 31, 2003. All sales of securities during the six months ended December 31, 2002 and the years ended June 30, 2002 and 2001 were from securities identified as available for sale. Information on proceeds received, as well as the gains and losses from the sale of those securities is as follows:

                                                          Six
                                         Year Ended    Months Ended       Year Ended June 30,
                                        December 31,   December 31,   -------------------------
                                           2003           2002             2002         2001
                                        -------------------------------------------------------
Proceeds from sales of securities ...   $      --      $2,141,382     $  101,285     $1,262,841
Gross gains from sales of securities           --          64,026         10,093         11,831
Gross losses from sales of securities          --           2,512          3,660         25,878

The amortized cost and fair value of securities as of December 31, 2003 by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.

                                                     Amortized
                                                       Cost          Fair Value
                                                   -----------------------------
Securities held to maturity:
Due in one year or less ......................     $    300,116     $    306,145
Due after one year through five years ........           50,000           53,612
Due after five years .........................           50,000           56,994
                                                   -----------------------------
                                                   $    400,116     $    416,751
                                                   =============================

Securities available for sale:
Due in one year or less ......................     $ 16,752,367     $ 17,009,472
Due after one year through five years ........       72,512,056       74,027,539
Due after five years .........................       24,949,446       25,830,894
                                                   -----------------------------
                                                    114,213,869      116,867,905
Mortgage-backed securities ...................        5,656,092        5,714,732
Other securities .............................        5,687,664        5,860,289
                                                   -----------------------------
                                                   $125,557,625     $128,442,926
                                                   =============================

As of December 31, 2003 and 2002, investment securities with a carrying value of $83,068,190 and $55,974,583, respectively, were pledged on securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Note 4.  Loans Receivable

The composition of the loan portfolio as of December 31, 2003 and 2002 is presented as follows:

                                                              2003             2002
                                                         ------------------------------
Commercial ...........................................   $ 435,345,514    $ 350,205,750
Real estate loans held for sale - residential mortgage       3,790,031       23,691,004
Real estate - residential mortgage ...................      29,603,777       28,760,597
Real estate - construction ...........................       2,253,675        2,229,740
Installment and other consumer .......................      50,984,349       44,567,327
                                                         ------------------------------
                                                           521,977,346      449,454,418
Deferred loan origination costs, net .................         494,065          281,318
Less allowance for estimated losses on loans .........      (8,643,012)      (6,878,953)
                                                         ------------------------------
                                                         $ 513,828,399    $ 442,856,783
                                                         ==============================

Loans on nonaccrual status amounted to $4,204,078 and $4,608,391 as of December 31, 2003 and 2002, respectively. Interest income in the amount of $468,758, $311,519, and $156,478 for the year ended December 31, 2003, six months ended December 31, 2002, and the year ended June 30, 2002, respectively, would have been earned on the nonaccrual loans had they been performing in accordance with their original terms. Cash interest collected on nonaccrual loans was $262,819, $69,503, and $122,303 for the year ended December 31, 2003, six months ended December 31, 2002, and the year ended June 30, 2002, respectively. Foregone interest income and cash interest collected on nonaccrual loans was not material for the year ended June 30, 2001.

Changes in the allowance for estimated losses on loans for the year ended December 31, 2003, six months ended December 31, 2002, and the years ended June 30, 2002 and 2001 are presented as follows:

                                                               Six
                                              Year Ended    Months Ended       Year Ended June 30,
                                             December 31,   December 31,   --------------------------
                                                 2003           2002           2002          2001
                                             --------------------------------------------------------
Balance, beginning .......................   $ 6,878,953    $ 6,111,454    $ 4,248,182    $ 3,617,401
Provisions charged to expense ............     3,405,427      2,183,745      2,264,965        889,670
Loans charged off ........................    (2,075,406)    (1,454,192)      (641,156)      (300,463)
Recoveries on loans previously charged off       434,038         37,946        239,463         41,574
                                             --------------------------------------------------------
Balance, ending ..........................   $ 8,643,012    $ 6,878,953    $ 6,111,454    $ 4,248,182
                                             ========================================================

Loans considered to be impaired as of December 31, 2003 and 2002 are as follows:

                                                             2003        2002
                                                          ----------------------

Impaired loans for which an allowance has been provided   $3,355,017  $2,478,393
                                                          ======================

Allowance provided for impaired loans, included in
  the allowance for loan losses .......................   $  539,105  $  786,301
                                                          ======================

Impaired loans for which no allowance has been provided   $  932,064  $2,434,463
                                                          ======================

Impaired   loans  for  which  no  allowance  has  been  provided  have  adequate collateral, based on management's current estimates.

The average recorded investment in impaired loans during the year ended December 31, 2003, six months ended December 31, 2002, and the year ended June 30, 2002 was $5,213,072, $5,795,054, and $1,157,939, respectively. Interest income on impaired loans of $205,366, $123,882, and $42,414 was recognized for cash payments received for the year ended December 31, 2003, six months ended December 31, 2002, and the year ended June 30, 2002, respectively. Average impaired loans and cash interest income on impaired loans were not material for the year ended June 30, 2001.

Loans past due 90 days or more and still accruing interest totaled $755,757 and $430,745 as of December 31, 2003 and 2002, respectively.

Loans are made in the normal course of business to directors, officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate amount of these loans during the year ended December 31, 2003, six months ended December 31, 2002, and year ended June 30, 2002 was as follows:

                                                                                     Six Months
                                                     Year Ended        Ended         Year Ended
                                                    December 31,    December 31,      June 30,
                                                        2003            2002            2002
                                                    --------------------------------------------
Balance, beginning ..............................   $ 23,267,366    $ 22,806,789    $ 19,383,492
  Net (decrease) due to change in related parties           (359)             --              --
  Advances ......................................     10,589,823       1,876,950      11,004,085
  Repayments ....................................     (9,931,825)     (1,416,373)     (7,580,788)
                                                    --------------------------------------------
Balance, ending .................................   $ 23,925,005    $ 23,267,366    $ 22,806,789
                                                    ============================================

Note 5.  Premises and Equipment

The following summarizes the components of premises and equipment as of December 31, 2003 and 2002:

                                                       2003             2002
                                                   -----------------------------

Land .......................................       $ 1,639,080       $   813,400
Buildings ..................................         7,711,335         6,143,269
Furniture and equipment ....................         8,023,725         6,618,773
                                                   -----------------------------
                                                    17,374,140        13,575,442
Less accumulated depreciation ..............         5,345,608         4,350,900
                                                   -----------------------------
                                                   $12,028,532       $ 9,224,542
                                                   =============================

Certain facilities are leased under operating leases. Rental expense was $837,271, $430,576, $795,768, and $615,058 for the year ended December 31, 2003, six months ended December 31, 2002, and the years ended June 30, 2002 and 2001, respectively.

Future minimum rental commitments under noncancelable leases are as follows as of December 31, 2003:

Year ending December 31:
  2004                                                                 $ 513,889
  2005                                                                   504,459
  2006                                                                   472,282
  2007                                                                   150,915
  2008                                                                   102,501
  Thereafter                                                             181,795
                                                                     -----------
                                                                     $ 1,925,841
                                                                     ===========

Note 6.  Deposits

The aggregate amount of certificates of deposit each with a minimum denomination of $100,000, was $73,799,534 and $69,373,970 as of December 31, 2003 and 2002,
respectively.

As of December 31, 2003, the scheduled maturities of certificates of deposit were as follows:

Year ending December 31:
  2004                                                             $ 157,187,962
  2005                                                                25,259,419
  2006                                                                 9,406,064
  2007                                                                 2,636,926
  2008                                                                 1,349,605
                                                                   -------------
                                                                   $ 195,839,976
                                                                   =============


Note 7.  Short-Term Borrowings

Short-term borrowings as of December 31, 2003 and 2002 are summarized as follows:

                                                         2003            2002
                                                      --------------------------

Overnight repurchase agreements with customers ...    $34,699,801    $32,862,446
Federal funds purchased ..........................     16,910,000             --
                                                      --------------------------
                                                      $51,609,801    $32,862,446
                                                      ==========================

Information concerning repurchase agreements is summarized as follows as of December 31, 2003 and 2002:

                                                                2003          2002
                                                            --------------------------
Average daily balance during the period .................   $36,270,809    $32,121,426
Average daily interest rate during the period ...........         0.82%          1.22%
Maximum month-end balance during the period .............   $38,341,650    $33,384,561
Weighted average rate as of end of period ...............         0.82%          1.26%

Securities underlying the agreements as of end of period:
  Carrying value ........................................   $72,393,780    $44,745,780
  Fair value ............................................    72,393,780     44,745,780

The  securities  underlying the agreements as of December 31, 2003 and 2002 were
under  the  Company's   control  in   safekeeping   at   third-party   financial
institutions.

Note 8.  Federal Home Loan Bank Advances

The Banks are members of the Federal Home Loan Bank of Des Moines (FHLB). As of December 31, 2003 and 2002, the Banks held $4,251,000 and $3,926,800, respectively, of FHLB stock. Maturity and interest rate information on advances from the FHLB as of December 31, 2003 and 2002 is as follows:

                                                           December 31, 2003
                                                      --------------------------
                                                                     Weighted
                                                                     Average
                                                                   Interest Rate
                                                      Amount Due    at Year-End
                                                      --------------------------
Maturity:
Year ending December 31:
2004                                                  $ 19,500,000     3.21%
2005                                                     4,000,000     3.27
2006                                                     9,410,000     3.43
2007                                                     8,700,000     3.95
2008                                                    10,600,000     3.74
Thereafter                                              24,022,348     4.61
                                                      ------------
Total FHLB advances                                   $ 76,232,348     3.84
                                                      ============

Of the advances maturing after December 31, 2003, $19,000,000 have options which allow the Banks the right, but not the obligation, to "put" the advances back to the FHLB.

                                                           December 31, 2002
                                                      --------------------------
                                                                    Weighted
                                                                     Average
                                                                   Interest Rate
                                                      Amount Due    at Year-End
                                                      --------------------------
Maturity:
Year ending December 31:
2003                                                  $  7,865,000     3.93%
2004                                                    20,701,166     3.34
2005                                                     4,750,000     3.68
2006                                                     7,610,000     4.18
2007                                                     8,200,000     4.02
Thereafter                                              25,862,154     4.70
                                                      ------------
Total FHLB advances                                   $ 74,988,320     4.05
                                                      ============

Advances are collateralized by securities, with a carrying value of $3,196,119 and $2,109,106 as of December 31, 2003 and 2002, respectively. Advances as of December 31, 2003 and 2002 are also collateralized by 1-to-4 unit residential, home equity 2nd mortgages, commercial real estate, home equity lines of credit, and business loans equal to 135%, 175%, 175%, 200%, and 250%, respectively, of total outstanding notes. At December 31, 2003, the aggregate total of loans pledged was $229,843,419.

Note 9.  Other Borrowings

As of December 31, 2003, the Company had a $15,000,000 unsecured revolving credit note. The note, which matures July 21, 2004, had a balance outstanding of $10,000,000 as of December 31, 2003. Interest is payable monthly at the Federal Funds rate plus 1% per annum, as defined in the credit note agreement. As of December 31, 2003, the interest rate was 1.97%.

The revolving credit note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios.

As of December 31, 2002, the Company had a $10,000,000 revolving credit note, which was secured by all of the outstanding stock of Quad City Bank & Trust. The note had a balance outstanding of $5,000,000 at December 31, 2002. Interest was payable quarterly at the adjusted LIBOR rates as defined in the credit note agreement. As of December 31, 2002, the interest rate was 3.8%.

Unused lines of credit of the subsidiary banks as of December 31, 2003 and 2002 are summarized as follows:

                                                          2003          2002
                                                      --------------------------

Secured ...........................................   $ 4,000,000   $ 4,000,000
Unsecured .........................................    37,000,000    34,000,000
                                                      --------------------------
                                                      $41,000,000   $38,000,000
                                                      ==========================

Note 10.  Junior Subordinated Debentures

Junior subordinated debentures are due to QCR Holdings Capital Trust I, a 100% owned non-consolidated subsidiary of the Company. The debentures were issued in 1999 in conjunction with the Trust's issuance of 1,200,000 shares of Company Obligated Mandatorily Redeemable Preferred Securities. The debentures bear the same interest rate and terms as the preferred securities. Distributions on the trust preferred securities are paid quarterly. Cumulative cash distributions are calculated at a 9.2% annual rate. The capital securities have a maturity date of June 30, 2029; however, the Trust has the option to shorten the maturity date to a date not earlier than June 30, 2004.

The debentures are included on the balance sheets as liabilities; however for regulatory purposes, approximately $12,000,000 and $11,480,000, are allowed in the calculation of Tier I capital as of December 31, 2003 and 2002, respectively, with the remainder allowed as Tier II capital. The required deconsolidation of trust preferred subsidiaries, such as QCR Capital Trust I, under FIN 46R, has called into question the permissibility of including these securities in regulatory capital in the future. See further information in Note 1.

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

Note 12. Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the year ended December 31, 2003, six months ended December 31, 2002, and the years ended June 30, 2002 and 2001:

                                        Six
                     Year Ended     Months Ended         Year Ended June 30,
                    December 31,    December 31,    ----------------------------
                        2003            2002            2002            2001
                    ------------------------------------------------------------

Current ........    $ 3,369,368     $ 2,086,103     $ 1,948,841     $ 1,522,895
Deferred .......       (674,681)       (403,312)       (634,045)       (362,995)
                    ------------------------------------------------------------
                    $ 2,694,687     $ 1,682,791     $ 1,314,796     $ 1,159,900
                    ============================================================

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the year ended December 31, 2003, six months ended December 31, 2002, and the years ended June 30, 2002 and 2001:

                               Year Ended            Six Months Ended
                               December 31,            December 31,                     Year Ended June 30,
                          ---------------------   ---------------------   ---------------------------------------------
                                  2003                    2002                    2002                     2001
                          ---------------------   ---------------------   ---------------------   ---------------------
                                          % of                    % of                    % of                    % of
                                         Pretax                  Pretax                  Pretax                  Pretax
                             Amount      Income      Amount      Income      Amount      Income      Amount      Income
                          ---------------------------------------------------------------------------------------------
Computed "expected"
  tax expense .........   $ 2,854,465     35.0%   $ 1,707,767     35.0%   $ 1,497,037     35.0%   $ 1,244,471     35.0%
Effect of graduated
  tax rates ...........       (81,556)    (1.0)       (48,793)    (1.0)       (42,772)    (1.0)       (35,556)    (1.0)
Tax exempt income, net       (274,495)    (3.4)      (105,270)    (2.2)      (196,870)    (4.6)      (147,396)    (4.1)
State income taxes, net
  of federal benefit ..       226,446      2.8        161,761      3.3        166,812      3.9        132,546      3.7
Other .................       (30,173)    (0.4)       (32,674)    (0.6)      (109,411)    (2.6)       (34,165)    (1.0)
                          ---------------------------------------------------------------------------------------------
                          $ 2,694,687     33.0%   $ 1,682,791     34.5%   $ 1,314,796     30.7%   $ 1,159,900     32.6%
                          =============================================================================================

The net deferred tax assets included with other assets on the consolidated balance sheets consisted of the following as of December 31, 2003 and 2002:

                                                             2003        2002
                                                         -----------------------
Deferred tax assets:
  Compensation ........................................  $1,058,111   $  628,825
  Loan and credit card losses .........................   3,038,140    2,481,400
  Other ...............................................      70,609       66,978
                                                         -----------------------
                                                          4,166,860    3,177,203
                                                         -----------------------
Deferred tax liabilities:
  Net unrealized gains on securities available for sale   1,082,637    1,290,725
  Premises and equipment ..............................     736,021      609,785
  Investment accretion ................................      36,226       36,242
  Deferred loan origination fees, net .................     198,945      102,177
  Other ...............................................      93,258        1,270
                                                         -----------------------
                                                          2,147,087    2,040,199
                                                         -----------------------
        Net deferred tax asset ........................  $2,019,773   $1,137,004
                                                         =======================

The change in deferred income taxes was reflected in the consolidated financial statements as follows for the year ended December 31, 2003, six months ended December 31, 2002, and the years ended June 30, 2002 and 2001:

                                          Year Ended    Months Ended   Year Edned June 30,
                                         December 31,   December 31,  --------------------
                                             2003           2002         2002         2001
                                         -------------------------------------------------
Provision for income taxes ............   $(674,681)     $(403,312)   $(634,045)   $(362,995)
Statement of stockholders' equity-
  accumulated other comprehensive
  income, unrealized gains (losses)
  on securities available for sale, net    (208,088)       514,269      457,334      892,060
                                          --------------------------------------------------
                                          $(882,769)     $ 110,957    $(176,711)   $ 529,065
                                          ==================================================

Note 13. Employee Benefit Plans

The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee's compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. Company contributions for the year ended December 31, 2003, six months ended December 31, 2002, and the years ended June 30, 2002 and 2001 were as follows:

                                                  Six
                                 Year Ended   Months Ended  Year Ended June 30,
                                December 31,  December 31,  --------------------
                                    2003          2002        2002        2001
                                ------------------------------------------------
Matching contribution ........    $377,854      $179,930    $318,457    $240,960
Discretionary contribution ...      90,000        60,500      49,000      41,500
                                  ----------------------------------------------
                                  $467,854      $240,430    $367,457    $282,460
                                  ==============================================

The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company's matching contribution differs by officer and is a maximum of between $10,000 and $20,000 annually. Interest is earned at The Wall Street Journal prime rate and also differs by officer, with a minimum of 6% and a maximum of 12%. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. During the year ended December 31, 2003, six months ended December 31, 2002, and the years ended June 30, 2002 and 2001 the Company expensed $86,275, $41,041, $67,273, and $27,791, respectively, related to the agreements. As of December 31, 2003 and 2002 the liability related to the agreements totals $459,240 and $320,965, respectively.

Note 14.  Stock Based Compensation

Stock option and incentive plans:

   The Company's Board of Directors and its stockholders adopted in June 1993 the QCR Holdings, Inc. Stock Option Plan (Stock Option Plan). Up to 150,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of incentive stock options or nonqualified stock options granted under the Stock Option Plan. All of the options have been granted under this plan, and on June 30, 2003, the plan expired. The Company's Board of Directors adopted in November 1996 the QCR Holdings, Inc. 1997 Stock Incentive Plan (Stock Incentive Plan). Up to 150,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the Stock Incentive Plan. As of December 31, 2003, there are 24,917 remaining options available for grant under this plan. The Stock Option Plan and the Stock Incentive Plan are administered by the Executive Committee appointed by the Board of Directors (Committee).

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

   A summary of the stock option plans as of December 31, 2003 and 2002 and June 30, 2002 and 2001 and changes during the six months ended and years ended on those dates is presented below:

                                           December 31,                                       June 30,
                         -----------------------------------------   --------------------------------------------
                               2003                   2002                  2002                   2001
                         -------------------   -------------------   --------------------------------------------
                                    Weighted              Weighted                Weighted               Weighted
                                     Average               Average                 Average                Average
                                    Exercise              Exercise                Exercise               Exercise
                          Shares      Price     Shares      Price     Shares       Price      Shares      Price
                          ---------------------------------------------------------------------------------------
Outstanding, beginning    200,275   $11.34     228,038     $10.89     236,437    $10.22       189,005     $10.24
  Granted ............      4,900    20.20         700      14.95      18,325     14.50        50,200      10.52
  Exercised ..........    (50,658)    7.47     (24,270)      6.79     (23,375)     6.72          (150)      6.17
  Forfeited ..........     (4,742)   14.11      (4,193)     14.80      (3,349)    13.00        (2,618)     17.10
                         --------             --------               --------                --------
Outstanding, ending ..    149,775    12.86     200,275      11.34     228,038     10.89       236,437      10.22
                         ========             ========               ========                ========

Exercisable, ending ..     97,065              128,414                139,090                 153,390

Weighted average fair
  value per option of
  options granted
  during the period ..     $ 8.37               $ 6.10                 $ 6.93                  $ 5.17

A further summary of options outstanding as of December 31, 2003 is presented below:

                                            Options Outstanding
                                 -----------------------------------------          Options Exercisable
                                                  Weighted                      -------------------------
                                                  Average         Weighted                       Weighted
                                                 Remaining         Average                       Average
           Range of                Number       Contractual       Exercise         Number        Exercise
       Exercise Prices           Outstanding        Life            Price       Exercisable       Price
---------------------------------------------------------------------------------------------------------

$6.00 to $6.83                       19,330         0.76           $ 6.52          19,330         $ 6.52
$7.83 to $8.83                        6,060         2.45             8.77           6,060           8.77
$10.00 to $13.25                     56,510         7.09            10.93          25,470          11.13
$13.33 to $13.67                     17,390         3.50            13.66          17,390          13.66
$14.08 to $16.13                     26,820         7.52            15.35          10,980          15.63
$17.11 to $22.90                     23,665         5.74            20.26          17,835          20.41
                                  ---------   -                                 ---------
                                    149,775                                        97,065
                                  =========                                     =========

Stock appreciation rights:

   Additionally, the Stock Incentive Plan allows the granting of stock appreciation rights (SARs). SARs are rights entitling the grantee to receive cash having a fair market value equal to the appreciation in the market value of a stated number of shares from the date of grant. Like options, the number and exercise price of SARs granted is determined by the Committee. The SARs vest 20% per year, and the term of the SARs may not exceed 10 years from the date of the grant. As of December 31, 2003 and 2002 and June 30, 2002 and 2001 there were 90,350, 90,450, 90,850, and 90,850 SARs, respectively, outstanding, with 61,540, 48,820, 48,820, and 28,200, respectively, exercisable. During the year ended December 31, 2003, six months ended December 31, 2002, and the years ended June 20, 2002 and 2001 the Company expensed $915,224, $120,474, $187,360 and $(36,825), respectively, related to the SARs. As of December 31, 2003 and 2002 the liability related to the SARs totals $1,223,058 and $307,834, respectively.

   A further summary of SARs is presented below:

                                                                Liability Recorded for SARs    SAR Expense
                                     December 31, 2003          ---------------------------      for the
                                 --------------------------             December 31,            Year Ended
                                    SARs           SARs          -------------------------     December 31,
Exercise Price                   Outstanding    Exercisable         2003           2002           2003
-----------------------------------------------------------------------------------------------------------
$10.35                              23,100          9,420        $ 407,715      $ 153,270      $ 254,445
$10.50                              15,000          6,000          262,500         96,000        166,500
$13.67                              15,000         15,000          214,950         48,450        166,500
$16.13                              12,850          7,830          152,594         10,114        142,480
$17.75                               5,450          4,440           55,863              -         55,863
$18.25                                 500            400            4,875              -          4,875
$20.33                               1,500          1,500           11,505              -         11,505
$21.33                              16,950         16,950          113,056              -        113,056
                                 --------------------------------------------------------------------------
                                    90,350         61,540      $ 1,223,058      $ 307,834      $ 915,224
                                 ==========================================================================

Stock purchase plan:

   The Company's Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the "Purchase Plan"). As of January 1, 2003 there were 100,000 shares of common stock available for issuance under the Purchase Plan. For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 90% of the fair market value at the date of the grant or the Investment Date. The investment date, as established by the Board of Directors of the Company, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in an offering period is $5,000. Additionally, the maximum percentage that any one participant can elect to contribute is 5% of his or her compensation. During the year ended December 31, 2003, 8,673 shares were granted and 6,852 purchased. Shares granted during the year ended December 31, 2003 had a weighted average fair value of $2.77 per share.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Banks' categories. The Company and the Banks' actual capital amounts and ratios as of December 31, 2003 and 2002 are also presented in the table.

                                                                                  To Be Well
                                                                              Capitalized Under
                                                           For Capital        Prompt Corrective
                                          Actual        Adequacy Purposes     Action Provisions
                                     -----------------------------------------------------------
                                     Amount    Ratio   Amount       Ratio     Amount       Ratio
                                     -----------------------------------------------------------
As of December 31, 2003:
  Company:
    Total risk-based capital .....   $59,326   10.3%   $46,151   >   8.0%        N/A         N/A
    Tier 1 risk-based capital ....    52,020    9.0     23,076   >   4.0         N/A         N/A
    Leverage ratio ...............    52,020    7.4     28,283   >   4.0         N/A         N/A
  Quad City Bank & Trust:
    Total risk-based capital .....   $46,934   10.4%   $36,724   >   8.0%    $ 45,343   >   10.0%
    Tier 1 risk-based capital ....    41,252    9.1     18,137   >   4.0       27,206   >    6.0
    Leverage ratio ...............    41,252    7.4     22,169   >   4.0       27,711   >    5.0
  Cedar Rapids Bank & Trust (A):
    Total risk-based capital .....   $16,031   13.3%   $ 9,618   >   8.0%    $ 12,022   >   10.0%
    Tier 1 risk-based capital ....    14,524   12.1      4,809   >   4.0        7,213   >    6.0
    Leverage ratio ...............    14,524   10.1      5,782   >   4.0        7,227   >    5.0

As of December 31, 2002:
  Company:
    Total risk-based capital .....   $52,482   10.9%   $38,534   >   8.0%         N/A        N/A
    Tier 1 risk-based capital ....    45,922    9.5     19,267   >   4.0          N/A        N/A
    Leverage ratio ...............    45,922    7.8     23,582   >   4.0          N/A        N/A
  Quad City Bank & Trust:
    Total risk-based capital .....   $41,401   10.3%   $32,155   >   8.0%    $ 40,193   >   10.0%
    Tier 1 risk-based capital ....    36,368    9.1     16,077   >   4.0       24,116   >    6.0
    Leverage ratio ...............    36,368    7.1     20,364   >   4.0       25,454   >    5.0
  Cedar Rapids Bank & Trust (A):
    Total risk-based capital .....   $10,248   14.0%   $ 5,846   >   8.0%    $  7,308   >   10.0%
    Tier 1 risk-based capital ....     9,332   12.8      2,923   >   4.0        4,385   >    6.0
    Leverage ratio ...............     9,332   11.0      3,396   >   4.0        4,245   >    5.0

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

Note 16. Earnings Per Common Share

The following information was used in the computation of basic and diluted earnings per common share for the year ended December 31, 2003, six months ended December 31, 2002, and the years ended June 30, 2002 and 2001:

                                                                     Six
                                                     Year Ended   Months Ended   Year Ended June 30,
                                                    December 31,  December 31,  -----------------------
                                                       2003          2002          2002         2001
                                                    ---------------------------------------------------
Net income .......................................   $5,460,927    $3,196,544   $2,962,453   $2,395,732
                                                     ==================================================

Weighted average common shares outstanding .......    2,782,042     2,752,739    2,685,996    2,268,465
Weighted average common shares issuable upon
  exercise of stock options and under the Employee
  Stock Purchase Plan ............................       73,013        66,677       57,809       45,869
                                                     --------------------------------------------------
Weighted average common and common
  equivalent shares outstanding ..................    2,855,055     2,819,416    2,743,805    2,314,334
                                                     ==================================================

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

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitments. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount. If the commitment is funded the Banks would be entitled to seek recovery from the customer. At December 31, 2003 and 2002 no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

As of December 31, 2003 and 2002, commitments to extend credit aggregated $194,915,000 and $165,163,000, respectively. As of December 31, 2003 and 2002, standby letters of credit aggregated $5,994,000 and $4,914,000, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $3,790,031 and $23,691,004 as of December 31, 2003 and 2002, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.


Bancard is subject to the risk of cardholder chargebacks and its local merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the local merchant.

The Company also has a guarantee to MasterCard International Incorporated, which is backed up by a performance bond in the amount of $1,000,000. As of December 31, 2003 there were no significant pending liabilities.

Aside from cash on-hand and in-vault, the majority of the Company's cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by $20,809,486 and $25,256,262 as of December 31, 2003 and 2002, respectively.
In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

A significant portion of residential mortgage loans sold to investors in the secondary market are sold with recourse. Specifically, certain loan sales agreements provide that if the borrower becomes delinquent a number of payments or a number of days, within six months to one year of the sale, the Banks must repurchase the loan from the subject investor. The Banks did not repurchase any loans from secondary market investors under the terms of these loan sales agreements during the year ended December 31, 2003, six months ended December 31, 2002, or the years ended June 30, 2002 or 2001. In the opinion of management, the risk of recourse to the Banks is not significant and, accordingly, no liability has been established related to such.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The Company has purchase obligations which represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms. At December 31, 2003, the Company's purchase obligations were primarily related to certain contractual payments for capital expenditures of data processing technology and facilities expansion. The Company has operating lease obligations which represent short and long-term lease payments for data processing equipment and services, software, and other equipment and professional services. The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to these third parties by payment date.
                                                    Purchase          Operating
                                                   Obligation           Lease
                                                  ------------------------------
Year ending December 31:
  2004                                             $ 1,082,897      $ 1,029,476
  2005                                                      --        1,036,011
  2006                                                      --          946,579
  2007                                                      --           18,900
  2008                                                      --            3,525
  Thereafter                                                --           19,340
                                                   -----------------------------
                                                   $ 1,082,897      $ 3,053,831
                                                   =============================

Plans were announced in October 2003 for Quad City Bank & Trust to add a fifth full service banking facility. The facility is to be located in the Five Points area of west Davenport, Iowa. Demolition of existing structures on the site has been completed, and construction of the new facility is scheduled for completion in late 2004 or early 2005. Total costs for the project are anticipated to be approximately $1,700,000 with $519,000 incurred as of December 31, 2003.

In February 2004, Cedar Rapids Bank & Trust announced plans to build a four floor building in downtown Cedar Rapids. The Bank's main office will be relocated to this site when construction is completed, which is anticipated to be early in 2005. Cedar Rapids Bank & Trust will own the lower three floors of the facility, and an unrelated third party will own the fourth floor in a condominium arrangement with the Bank. Costs for this facility are projected to be $5,000,000 with $141,000 incurred at December 31, 2003. The Bank is also considering the construction of a branch office in late 2004.

Note 18.  Quarterly Results of Operations (Unaudited)

                                             Year Ended December 31, 2003
                                 -------------------------------------------------
                                    March        June      September     December
                                    2003         2003         2003         2003
                                 -------------------------------------------------
Total interest income ........   $7,906,067   $8,346,224   $8,622,572   $8,503,398
Total interest expense .......    3,057,956    3,227,136    2,889,456    2,775,029
                                 -------------------------------------------------
        Net interest income ..    4,848,111    5,119,088    5,733,116    5,728,369
Provision for loan losses ....    1,330,427      358,000      939,000      778,000
Noninterest income ...........    2,488,823    3,248,738    3,259,834    2,170,214
Noninterest expenses .........    4,783,843    5,399,579    5,356,233    5,495,597
                                 -------------------------------------------------
        Net income before
        income taxes .........    1,222,664    2,610,247    2,697,717    1,624,986
Federal and state income taxes      395,716      883,347      889,569      526,055
                                 -------------------------------------------------
        Net income ...........   $  826,948   $1,726,900   $1,808,148   $1,098,931
                                 =================================================

Earnings per common share:
  Basic ......................   $     0.30   $     0.62   $     0.65   $     0.39
  Diluted ....................         0.29         0.61         0.63         0.38

                                                           Six Months Ended
                                                           December 31, 2002
                                                    ----------------------------
                                                     September         December
                                                       2002              2002
                                                    ----------------------------

Total interest income ......................        $7,875,657        $8,244,016
Total interest expense .....................         3,188,761         3,294,502
                                                    ----------------------------
        Net interest income ................         4,686,896         4,949,514
Provision for loan losses ..................           636,800         1,546,945
Noninterest income .........................         2,469,074         6,370,647
Noninterest expenses .......................         4,771,406         6,641,645
                                                    ----------------------------
        Net income before
        income taxes .......................         1,747,764         3,131,571
Federal and state income taxes .............           588,459         1,094,332
                                                    ----------------------------
        Net income .........................        $1,159,305        $2,037,239
                                                    ============================

Earnings per common share:
  Basic ....................................        $     0.42        $     0.74
  Diluted ..................................              0.41              0.72

                                                            Year Ended June 30, 2002
                                              -------------------------------------------------
                                              September     December      March        June
                                                 2001         2001         2002        2002
                                              -------------------------------------------------
Total interest income .....................   $6,950,044   $6,895,756   $7,081,985   $7,592,352
Total interest expense ....................    3,520,220    3,113,305    3,129,885    3,106,744
                                              -------------------------------------------------
        Net interest income ...............    3,429,824    3,782,451    3,952,100    4,485,608
Provision for loan losses .................      408,490      631,375      497,500      727,600
Noninterest income ........................    1,847,654    2,192,586    1,828,673    2,045,746
Noninterest expenses ......................    3,925,786    4,319,128    4,395,187    4,382,327
                                              -------------------------------------------------
        Net income before
        income taxes ......................      943,202    1,024,534      888,086    1,421,427
Federal and state income taxes ............      294,965      335,161      274,003      410,667
                                              -------------------------------------------------
        Net income ........................   $  648,237   $  689,373   $  614,083   $1,010,760
                                              =================================================

Earnings per common share:
  Basic ...................................   $     0.26   $     0.25   $     0.22   $     0.37
  Diluted .................................         0.26         0.24         0.22         0.36


                                                            Year Ended June 30, 2001
                                              -------------------------------------------------
                                              September     December      March        June
                                                 2001         2001         2001        2001
                                              -------------------------------------------------
Total interest income .....................   $6,978,039   $7,264,701   $7,279,539   $7,021,657
Total interest expense ....................    4,119,175    4,323,023    4,313,369    3,856,182
                                              ------------------------------------------------
        Net interest income ...............    2,858,864    2,941,678    2,966,170    3,165,475
Provision for loan losses .................      176,075      343,800      148,374      221,421
Noninterest income ........................    1,372,085    1,415,496    1,632,061    1,893,426
Noninterest expenses ......................    3,077,638    3,466,171    3,471,466    3,784,678
                                              -------------------------------------------------
        Net income before
        income taxes ......................      977,236      547,203      978,391    1,052,802
Federal and state income taxes ............      316,987      203,258      355,520      284,135
                                              -------------------------------------------------
        Net income ........................   $  660,249   $  343,945   $  622,871   $  768,667
                                              =================================================

Earnings per common share:
  Basic ...................................   $     0.29   $     0.15   $     0.28   $     0.34
  Diluted .................................         0.28         0.15         0.27         0.34

Note 19.  Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):


Assets                                                       2003            2002
-------------------------------------------------------------------------------------
Cash and due from banks ..............................   $    254,507    $    206,768
Interest-bearing deposits at financial institutions ..        133,791         286,909
Securities available for sale, at fair value .........      1,494,098       1,479,421
Investment in Quad City Bank & Trust Company .........     42,736,830      38,247,616
Investment in Cedar Rapids Bank & Trust Company ......     14,677,711       9,551,420
Investment in Quad City Bancard, Inc. ................      2,903,214       2,444,989
Investment in QCR Holdings Capital Trust I ...........        390,432         390,432
Net loans receivable .................................         21,764          21,007
Other assets .........................................      2,186,991       1,952,467
                                                         ----------------------------
        Total assets .................................   $ 64,799,338    $ 54,581,029
                                                         ============================

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------
Liabilities:
  Other borrowings ...................................   $ 10,000,000    $  5,000,000
  Junior subordinated debentures .....................     12,000,000      12,000,000
  Other liabilities ..................................        976,603         994,427
                                                         ----------------------------
        Total liabilities ............................     22,976,603      17,994,427
                                                         ----------------------------

Stockholders' Equity:
  Common stock .......................................      2,863,990       2,823,061
  Additional paid-in capital .........................     17,143,868      16,761,423
  Retained earnings ..................................     20,866,749      15,712,600
  Accumulated other comprehensive income .............      1,802,664       2,144,054
  Less cost of common shares acquired for the treasury       (854,536)       (854,536)
                                                         ----------------------------
        Total stockholders' equity ...................     41,822,735      36,586,602
                                                         ----------------------------
        Total liabilities and stockholders' equity ...   $ 64,799,338    $ 54,581,029
                                                         ============================

                                                                Six
                                               Year Ended   Months Ended       Year Ended June 30,
                                              December 31,  December 31,   --------------------------
                                                  2003          2002           2002          2001
-----------------------------------------------------------------------------------------------------
Total interest income .....................   $    83,894   $    42,939    $   102,458    $   170,319
Investment securities gains (losses), net .             5            --          6,433        (25,753)
Equity in net income (loss) of Cedar Rapids
  Bank & Trust Company ....................       191,525      (275,095)      (892,383)            --
Equity in net income of Quad City
  Bank & Trust Company ....................     5,884,041     2,510,614      5,133,113      3,471,422
Equity in net income of Quad City
  Bancard, Inc. ...........................       867,217     1,580,932        111,057        184,234
Other .....................................       303,052       171,822         70,067         (7,745)
                                              -------------------------------------------------------
        Total income ......................     7,329,734     4,031,212      4,530,745      3,792,477
                                              -------------------------------------------------------

Interest expense ..........................     1,361,939       666,398      1,334,921      1,134,541
Salaries and employee benefits ............       720,989       239,321        387,203        377,136
Professional and data processing fees .....       288,217       117,658        145,843        173,277
Other .....................................       292,914       150,046        495,859        408,091
                                              -------------------------------------------------------
        Total expenses ....................     2,664,059     1,173,423      2,363,826      2,093,045
                                              -------------------------------------------------------

        Income before income tax benefit ..     4,665,675     2,857,789      2,166,919      1,699,432

Income tax benefit ........................       795,252       338,755        795,534        696,300
                                              -------------------------------------------------------
        Net income ........................   $ 5,460,927   $ 3,196,544    $ 2,962,453    $ 2,395,732
                                              =======================================================

                                                                                Six
                                                             Year Ended     Months Ended        Year Ended June 30,
                                                            December 31,    December 31,    ----------------------------
                                                               2003             2002            2002             2001
------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income ............................................   $  5,460,927    $  3,196,544    $  2,962,453    $  2,395,732
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Distributions in excess of (less than) earnings of:
      Quad City Bank & Trust Company ....................     (4,884,041)     (2,510,614)     (4,333,113)     (3,471,422)
      Cedar Rapids Bank & Trust Company .................       (191,525)        275,095         892,383              --
      Quad City Bancard, Inc. ...........................         41,775          (9,932)        861,703         132,266
    Depreciation ........................................          4,506             795             252           1,121
    Provision for loan losses ...........................             --             (55)         (1,835)         (3,790)
    Investment securities (gains) losses, net ...........             (5)             --          (6,433)         25,753
    Tax benefit of nonqualified stock options exercised .        274,871          87,922          60,332              --
    (Increase) decrease in accrued interest receivable ..         (6,715)        (10,048)          4,016          (2,802)
    (Increase) decrease in other assets .................       (299,820)        187,941        (608,624)        317,712
    Increase (decrease) in other liabilities ............        (47,516)        (82,401)        277,024         457,834
                                                             -----------------------------------------------------------
        Net cash provided by (used in)
        operating activities ............................        352,457       1,135,247         108,158        (147,596)
                                                             -----------------------------------------------------------

Cash Flows from Investing Activities:
  Net (increase) decrease in interest-bearing deposits at
    financial institutions ..............................        153,118         273,743          (5,263)      1,146,571
  Purchase of securities available for sale .............        (28,496)       (251,411)        (18,205)       (269,279)
  Proceeds from sale of securities available for sale ...             --              --         101,285          99,247
  Proceeds from calls and maturities of securities ......        200,000              --         107,500              --
  Capital infusion, Cedar Rapids Bank & Trust Company ...     (5,000,000)             --     (10,500,000)             --
  Capital infusion, Quad City Bank & Trust Company ......             --      (1,000,000)             --              --
  Capital infusion, Quad City Bancard, Inc. .............       (500,000)             --              --        (900,000)
  Net loans (originated) repaid .........................           (757)             --         125,989         391,127
                                                             -----------------------------------------------------------
        Net cash provided by (used in) investing
        activities ......................................     (5,176,135)       (977,668)    (10,188,694)        467,666
                                                             -----------------------------------------------------------

Cash Flows from Financing Activities:
  Proceeds from other borrowings ........................      5,000,000              --         5,000,000            --
  Purchase of treasury stock ............................             --              --              --        (255,056)
  Payment of cash dividends .............................       (277,086)             --              --              --
  Proceeds from issuance of common stock, net ...........        148,503           2,364       4,959,541             925
                                                             -----------------------------------------------------------
        Net cash provided by (used in) financing
        activities ......................................      4,871,417           2,364       9,959,541        (254,131)
                                                             -----------------------------------------------------------

        Net increase (decrease) in cash and due
        from banks ......................................         47,739         159,943        (120,995)         65,939

Cash and due from banks:
  Beginning .............................................        206,768          46,825         167,820         101,881
                                                            ------------------------------------------------------------
  Ending ................................................   $    254,507    $    206,768    $     46,825    $    167,820
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

   Cash and due from banks, federal funds sold, and interest-bearing deposits at financial institutions: The carrying amounts reported in the balance sheets for cash and due from banks, federal funds sold, and interest-bearing deposits at financial institutions equal their fair values.

   Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

   Loans receivable: The fair values for variable rate loans equal their carrying values. The fair values for all other types of loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of loans held for sale is based on quoted market prices of similar loans sold in the secondary market.

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

   Federal Home Loan Bank advances and junior subordinated debentures: The fair value of these instruments is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

   Other borrowings: The fair value for variable rate other borrowings is equal to its carrying value.

   Commitments to extend credit: The fair value of these commitments is not material.

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2003 and 2002 are presented as follows:

                                                          December 31,
                                  ---------------------------------------------------------
                                              2003                         2002
                                  ---------------------------   ---------------------------
                                     Carrying     Estimated       Carrying      Estimated
                                      Value       Fair Value        Value       Fair Value
                                  ---------------------------   ---------------------------
Cash and due from banks .......   $ 24,427,573   $ 24,427,573   $ 24,888,350   $ 24,888,350
Federal funds sold ............      4,030,000      4,030,000     14,395,000     14,395,000
Interest-bearing deposits at
  financial institutions ......     10,426,092     10,426,092     14,585,795     14,585,795
Investment securities:
  Held to maturity ............        400,116        416,751        425,332        451,121
  Available for sale ..........    128,442,926    128,442,926     81,228,749     81,228,749
Loans receivable, net .........    513,828,399    518,111,399    442,856,783    451,842,783
Accrued interest receivable ...      3,646,108      3,646,108      3,221,246      3,221,246
Deposits ......................    511,651,863    513,337,863    434,747,623    437,275,623
Short-term borrowings .........     51,609,801     51,609,801     32,862,446     32,862,446
Federal Home Loan Bank advances     76,232,348     75,824,348     74,988,320     75,210,320
Other borrowings ..............     10,000,000     10,000,000      5,000,000      5,000,000
Junior subordinated debentures      12,000,000     12,886,941     12,000,000     12,049,741
Accrued interest payable ......      1,236,906      1,236,906      1,804,021      1,804,021

Note 21.  Business Segment Information

Selected financial information on the Company's business segments is presented as follows for the year ended December 31, 2003, six months ended December 31, 2002, and the years ended June 30, 2002 and 2001:

                                               Six
                           Year Ended      Months Ended       Year Ended June 30,
                          December 31,     December 31,     ------------------------------
                               2003            2002              2002             2001
                          ----------------------------------------------------------------
Commercial banking:
  Revenue .............   $  39,545,476    $  18,860,169    $  31,834,976    $  30,786,066
  Net income ..........       5,398,289        1,893,051        3,151,538        2,599,978
  Assets ..............     705,077,595      597,370,496      512,831,887      394,223,857
  Depreciation ........       1,042,781          483,920          888,186          724,330
  Capital expenditures        4,143,705          494,914        1,453,335        1,702,763

Credit card processing:
  Revenue .............       2,372,619        4,841,477        2,263,866        1,883,540
  Net income ..........       1,056,399        1,703,340          343,552          220,890
  Assets ..............         736,710        3,759,355        3,061,251        3,672,002
  Depreciation ........          25,656           12,745           35,309           42,859
  Capital expenditures            8,328            9,827           15,270           10,624

Trust management:
  Revenue .............       2,242,747        1,045,046        2,161,677        2,071,971
  Net income ..........         490,018          222,117          540,942          523,670
  Assets ..............             N/A              N/A              N/A              N/A
  Depreciation ........             N/A              N/A              N/A              N/A
  Capital expenditures              N/A              N/A              N/A              N/A

All other:
  Revenue .............         385,028          212,702          174,277          115,427
  Net (loss) ..........      (1,483,779)        (621,964)      (1,073,579)        (948,806)
  Assets ..............       4,225,250        3,470,505        2,935,357        3,052,075
  Depreciation ........           4,506              795              252            1,121
 Capital expenditures .              --           10,500            3,020               --

Note 22.  Subsequent Event

On February 19, 2004, QCR Holdings, Inc. announced the issuance of $8.0 million of Floating Rate Capital Securities and $12.0 million of Fixed Rate Capital Securities (together, the "Trust Preferred Securities") of QCR Holdings Statutory Trust II ("Trust II") and QCR Holdings Statutory Trust III ("Trust III"), respectively. The securities represent undivided beneficial interests in Trust II and Trust III, which were established by QCR Holdings, Inc. for the purpose of issuing the Trust Preferred Securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act.

The securities issued by Trust II and Trust III mature in 30 years. The Floating Rate Capital Securities are callable at par after five years and the Fixed Rate Capital Securities are callable at par after seven years. The Floating Rate Capital Securities have a variable rate based on the three-month LIBOR, reset quarterly, with the initial rate set at 3.97%, and the Fixed Rate Capital Securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they have a variable rate based on the three-month LIBOR, reset quarterly. Both Trust II and Trust III used the proceeds from the sale of the Trust Preferred Securities to purchase junior subordinated debentures of QCR Holdings, Inc. The Company incurred issuance costs of $410,000, which will be amortized over the lives of the securities.

The Company intends to use its net proceeds for general corporate purposes, including the possible redemption in June 2004 of the $12,000,000 of 9.2% cumulative Trust Preferred Securities issued by QCR Holdings Capital Trust I in 1999. If redeemed, the Trust Preferred Securities issued in 1999 carry approximately $750,000 of unamortized issuance costs, which will be expensed as of June 30, 2004.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners" in the Proxy Statement, and is incorporated herein by reference, or is presented below.

Equity Compensation Plan Information

  The table below sets forth the following information as of December 31, 2003 for (i) all compensation plans previously approved by the Company's stockholders and (ii) all compensation plans not previously approved by the Company's stockholders:


     (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

     (b) the weighted-average exercise price of such outstanding options, warrants and rights; and

     (c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.


====================================================================================================================================

                                                 EQUITY COMPENSATION PLAN INFORMATION

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Number of securities remaining
                                           Number of securities                                               available for
                                             to be issued upon                                            future issuance under
                                                exercise of          Weighted-average exercise          equity compensation plans
                                           outstanding options,    price of outstanding options,          (excluding securities
                                            warrants and rights        warrants and rights                reflected in column(a))
            Plan category                           (a)                        (b)                                   (c)
====================================================================================================================================
Equity compensation plans approved
by security holders...............                151,596                    $ 12.92                             116,244 (1)

Equity compensation plans
not approved by security holders..                     --                         --                                  --

Total.............................                151,596                    $ 12.92                             116,244 (1)

====================================================================================================================================

(1) Includes 91,327 shares available under the QCR Holdings, Inc. Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions

The information required by this item is set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Transactions with Management" in the Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The  information   required  by  this  item  is  set  forth  under  the  caption
"Independent Public Accountants" in the Proxy statement and is incorporated herein by reference.

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

         (a)  3.  Exhibits

                  The following exhibits are either filed as a part of this Annual Report on Form 10-K or are incorporated herein by reference:



         Exhibit Number                                      Exhibit Description
         --------------        -------------------------------------------------------------------------------------
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

              4.1              Specimen Stock Certificate of QCR Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 of Registrant's Form SB-2, File No. 33-67028).

              4.2              Registration of Preferred Share Purchase Rights of QCR Holdings, Inc.
                               (incorporated by reference to Item 1. of Registrant's form 8-A12G, File No.
                               000-22208).

             10.1              Employment Agreement between QCR Holdings, Inc., Quad City Bank and Trust Company and Michael A. Bauer dated January 1, 2004 (exhibit is being filed herewith).

             10.2              Employment Agreement between QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated January 1, 2004 (exhibit is being filed herewith).

             10.3              Executive Deferred Compensation Agreement between Quad City Bank and Trust Company and Michael A. Bauer dated January 1, 2004 (exhibit is being filed herewith).

             10.4              Executive Deferred Compensation Agreement between Quad City Bank and Trust Company and Douglas M. Hultquist dated January 1, 2004 (exhibit is being filed herewith).

             10.5              Lease Agreement between Quad City Bank and Trust Company and 56 Utica L.L.C.
                               (incorporated herein by reference to Exhibit 10.5 of Registrant's Annual Report on
                               Form 10-K for the year ended June 30, 2000).

             10.6              Employment Agreement between Quad City Bank and Trust Company and Larry J. Helling
                               dated January 1, 2004 (exhibit is being filed herewith).

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

            10.8               Executive Deferred Compensation Agreement for Todd A. Gipple,
                               Executive Vice President and Chief Financial Officer of QCR Holdings, Inc. dated
                               January 1, 2004 (exhibit is being filed herewith).

            10.9               Executive Deferred Compensation Agreement for Larry J. Helling, President and
                               Chief Executive Officer of Cedar Rapids Bank and Trust Company dated January 1,
                               2004 (exhibit is being filed herewith).

           10.10               Indenture by and between QCR Holdings, Inc. and First Union Trust Company,
                               National Association, as trustee, dated June 9, 1999 (incorporated herein by reference to Exhibit 4.1 of Registrant's Form S-2, file No. 33-77889).

           10.11               Employment Agreement between QCR Holdings, Inc. and Todd A. Gipple dated January
                               1, 2004 (exhibit is being filed herewith).

           10.12               QCR Holdings, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 5.1 of Registrant's Form S-8, file No. 333-101356).

           10.13               Dividend Reinvestment Plan of QCR Holdings, Inc. (incorporated herein by reference to  Exhibit 5.1 of Registrant's Form S-3, File No. 333-102699).

           10.18               Indenture by and between QCR Holdings, Inc. /QCR Holdings Statutory Trust II and U.S. Bank
                               National   Association,   as  debenture   and institutional  trustee,  dated  February  18,
                               2004 (exhibit is being filed herewith).

           10.19               Indenture by and between QCR Holdings, Inc. / QCR Holdings Statutory Trust III and
                               U.S. Bank National Association, as debenture and institutional trustee, dated
                               February 18, 2004 (exhibit is being filed herewith).

            12.1               Statement re: Computation of Ratios (exhibit is being filed herewith).

            21.1               Subsidiaries of QCR Holdings, Inc. (exhibit is being filed herewith).

            23.1               Consent of Independent Accountant - McGladrey and Pullen LLP (exhibit is being filed herewith).




            31.1               Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

            31.2               Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

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

            32.2               Certification  of  Chief  Financial  Officer Pursuant  to  18  U.S.C.  Section  1350,  as


                               Adopted  Pursuant  to  Section  906  of  the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K with the Securities and Exchange Commission on October 24, 2003 under Item 5, which reported information related to the Company's declaration of a $0.06 cash dividend payable January 5, 2004, and under Item 12, which reported information related to the Company's earnings for the quarter ended September 30, 2003 in the format of a press release.

         The Company filed a current report on Form 8-K with the Securities and Exchange Commission on November 7, 2003 under Item 12, which reported the Company's financial information, including earnings for the quarter ended September 30, 2003, in the format of a shareholder letter dated November 2003.

         The Company filed a current report on Form 8-K with the Securities and Exchange Commission on January 29, 2004 under Item 12, which reported information related to the Company's earnings for the quarter ended December 31, 2003 in the format of a press release.

         The Company filed a current report on form 8-K with the Securities and Exchange Commission on February 19, 2004 under Item 5, which reported information related to the Company's announcement of the issuance of $8.0 million of Floating Rate Capital Securities and $12.0 million of Fixed Rate Capital Securities of QCR Holdings Statutory Trust II and QCR Holdings Statutory Trust III in the format of a press release.

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

                                           QCR HOLDINGS, INC.

Dated:  March 19, 2004                     By:  /s/ Douglas M. Hultquist
                                           -------------------------------------
                                           Douglas M. Hultquist
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                   Title                                    Date
----------------------------------------------------------------------------------------------
/s/ Michael A. Bauer                Chairman of the Board of Directors          March 19, 2004
-----------------------------
Michael A. Bauer

/s/ Douglas M. Hultquist            President, Chief Executive                  March 19, 2004
-----------------------------       Officer and Director
Douglas M. Hultquist

/s Patrick S. Baird                 Director                                    March 19, 2004
-----------------------------
Patrick Baird

/s/ James J. Brownson               Director                                    March 19, 2004
-----------------------------
James J. Brownson

/s/ Larry J. Helling                Director                                    March 19, 2004
-----------------------------
Larry J. Helling

/s/ John K. Lawson                  Director                                    March 19, 2004
-----------------------------
John K. Lawson

/s/ Ronald G. Peterson              Director                                    March 19, 2004
-----------------------------
Ronald G. Peterson

/s/ Henry Royer                     Director                                    March 19, 2004
-----------------------------
Henry Royer

/s/ John W. Schricker               Director                                    March 19, 2004
-----------------------------
John W. Schricker

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

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Banks, rather than shareholders.

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

Recent Regulatory Developments

National Bank Preemption. On January 7, 2004, the Office of the Comptroller of the Currency (the "OCC") issued two final rules that clarify the federal character of the national banking system. The first rule provides that, except where made applicable by federal law, state laws that obstruct, impair or condition national banks' ability to fully exercise their deposit-taking, lending and operational powers are not applicable to national banks. That rule further provides that the following types of state laws apply to national banks to the extent that they only incidentally affect the exercise of national banks' deposit-taking, lending and operational powers: contract, criminal, taxation, tort, zoning and laws relating to certain homestead rights, rights to collect debts, acquisitions and transfers of property and other laws as determined to apply to national banks by the OCC. The second rule affirms that, under federal law, with some exceptions, the OCC has exclusive visitorial authority (the power to inspect, examine, supervise and regulate) with respect to the content and conduct of activities authorized for national banks. These controversial rules give national banks, especially those that operate in multiple states, a significant competitive advantage over state-chartered banks and are therefore likely to be challenged by individuals and organizations that represent the interests of individual states and state-chartered banks. Both the U.S. House Committee on Financial Services and the New York Attorney General have already initiated such challenges.

FACT Act. On December 4, 2003, President Bush signed into law the Fair and Accurate Credit Transactions Act of 2003 (the "FACT Act"), which contains numerous amendments to the Fair Credit Reporting Act relating to matters including identity theft and privacy. Among its other provisions, the FACT Act requires financial institutions: (i) to establish an identity theft prevention program; (ii) to enhance the accuracy and integrity of information furnished to consumer reporting agencies; and (iii) to allow customers to prevent financial institution affiliates from using, for marketing solicitation purposes, transaction and experience information about the customers received from the financial institution. The FACT Act also requires the federal banking regulators, and certain other agencies, to promulgate regulations to implement its provisions. The various provisions of the FACT Act contain different effective dates including March 31, 2004, for those provisions of the FACT Act that do not require significant changes to business procedures and December 1, 2004, for certain other provisions that will require significant business procedure changes.

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

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2003, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

Dividend Payments. The Company's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the "DGCL"), which allow the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

During the year ended December 31, 2003, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2004, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2003, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Superintendent to fund the operations of the Superintendent. The amount of the assessment is calculated on the basis of the bank's total assets. During the year ended December 31, 2003, the Banks paid supervisory assessments to the Superintendent totaling $77 thousand.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. The Federal Reserve has established the following minimum capital standards for state-chartered insured member banks, such as the
Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

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

As of December 31, 2003: (i) neither of the Banks was subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Banks exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) each of the Banks was "well-capitalized," as defined by Federal Reserve regulations.

Liability of Commonly Controlled Institutions. Under federal law, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC-insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC-insured depository institutions in danger of default. Because the Company controls each of the Banks, the Banks are commonly controlled for purposes of these provisions of federal law.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2003. As of December 31, 2003, approximately $1.6 million would have been available to be paid as dividends by the Banks. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Banks if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those few states that authorize such expansion.

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

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $45.4 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $45.4 million, the reserve requirement is $1.164 million plus 10% of the aggregate amount of total transaction accounts in excess of $45.4 million. The first $6.6 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Banks are in compliance with the foregoing requirements.

Appendix B
                              GUIDE 3 INFORMATION

The Following tables and schedules show selected comparative financial information required by the Securities and Exchange Commission Securities Act Guide 3, regarding the business of QCR Holdings, Inc. ("the Company") for the periods shown.

Dual presentation of the tables and schedules is provided. The first presentation is comparative financial information for periods as presented in teh Company's December 31, 2003 10-K. The second presentation is comparative financial information restatedi n calendar year periods consistent with the Company's current fiscal year, which was adopted in August 2002.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential. A and B. Consolidated Average Balance Sheets and Analysis of Net Interest Earnings.

                                                                           Years Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                                   2003                             2002                           2001
                                       -------------------------------  -----------------------------  -----------------------------
                                                  Interest    Average             Interest  Average              Interest   Average
                                        Average   Earned     Yield or   Average   Earned    Yield or   Average   Earned    Yield or
                                        Balance   or Paid      Cost     Balance   or Paid     Cost     Balance   or Paid      Cost
                                        --------------------------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
ASSETS Interest earnings assets:
Federal funds sold ..................   $ 23,864   $    221    0.93%    $  9,813   $    195   1.99%   $ 14,030   $    698    4.98
Interest-bearing deposits at
  at financial institutions..........     14,705        432    2.94       20,221        826   4.08      15,050        975    6.48
Investment securities (1) ...........     92,558      3,995    4.32       74,500      4,090   5.49      57,163      3,513    6.15
Gross loans receivable (2) ..........    480,314     28,984    6.03      387,936     25,928   6.68     294,708     23,116    7.84
                                        -------------------             -------------------           -------------------
   Total interest earning assets.....    611,441     33,632    5.50      492,470     31,039   6.30     380,951     28,302    7.43

Noninterest-earning assets:
Cash and due from banks .............   $ 28,394                        $ 22,124                      $ 16,748
Premises and equipment, net .........      9,852                           9,216                         8,805
Less allowance for estimated
  losses on loans ...................     (7,997)                         (5,902)                       (4,375)
Other ...............................     18,362                          13,572                        11,482
                                        --------                        --------                      --------
   Total assets .....................   $660,052                        $531,480                      $413,611
                                        ========                        ========                      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits ....   $158,287      1,450    0.92%    $119,388      1,751   1.47%   $ 96,200      2,445    2.54
Savings deposits ....................     12,817         58    0.45       10,072        100   0.99       7,565        124    1.64
Time deposits .......................    199,328      5,498    2.76      180,345      6,458   3.58     158,353      8,451    5.34
Short-term borrowings ...............     40,122        327    0.82       31,217        468   1.50      26,166        866    3.31
Federal Home Loan Bank advances .....     77,669      3,255    4.19       54,113      2,592   4.79      30,123      1,699    5.64
Junior subordinated debentures ......     12,000      1,134    9.45       12,000      1,134   9.45      12,000      1,134    9.45
Other borrowings ....................      8,071        228    2.82        5,000        217   4.34       1,538         84    5.46
                                        -------------------             -------------------           -------------------
   Total interest-bearing liabilities    508,294     11,950    2.35      412,135     12,720   3.09     331,945     14,803    4.46

Noninterest-bearing demand ..........    102,825                          70,265                        47,990
Other noninterest-bearing
  liabilities .......................      9,720                          16,141                         8,236
Total liabilities ...................    620,839                         498,541                       388,171
Stockholders' equity ................     39,213                          32,939                        25,440
                                        -------------------             --------                      --------
   Total liabilities and
     stockholders' equity ...........   $660,052                        $531,480                      $413,611
                                        ========                        ========                      ========
Net interest income .................              $ 21,682                        $ 18,319                      $ 13,499
                                                   ========                        ========                      ========
Net interest spread .................                          3.15%                          3.21%                          2.97%
                                                               =====                          =====                          =====

Net interest margin .................                          3.55%                          3.72%                          3.54%
                                                               =====                          =====                          =====
Ratio of average interest earning
  assets to average interest-
  bearing liabilities ...............    120.29%                         119.49%                       114.76%
                                        ========                        ========                       =======

(1)  Interest  earned  and  yields  on  nontaxable   investment  securities  are
     determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2) Loan fees are not material and are included in interest income from loans receivable.

                                       73

                                                                          Six months Ended December 31,
                                                        ---------------------------------------------------------------
                                                                    2002                              2001
                                                        ------------------------------   ------------------------------
                                                                   Interest   Average               Interest   Average
                                                        Average    Earned     Yield or   Average    Earned     Yield or
                                                        Balance    or Paid    Cost (3)   Balance    or Paid    Cost (3)
                                                        ----------------------------------------------------------------
                                                                            (Dollars in Thousands)
ASSETS
Interest earnings assets:
Federal funds sold ..................................   $ 10,593    $     74    1.40%   $  8,277   $    137      3.31%
Interest-bearing deposits at
  at financial institutions..........................      6,441         203    6.30       9,811        315      6.42
Investment securities (1) ...........................     82,723       2,058    4.98      63,294      1,780      5.62
Net loans receivable (2) ............................    412,560      13,748    6.66     307,683     11,538      7.50
Other interest earning assets .......................     17,521         158    1.80       5,746        168      5.85
                                                        --------------------            -------------------
   Total interest earning assets.....................    529,837      16,241    6.13     394,811     13,938      7.05

Noninterest-earning assets:
Cash and due from banks .............................   $ 23,651                        $ 16,896
Premises and equipment, net .........................      9,174                           9,033
Other ...............................................      4,355                           5,855
                                                        --------                        --------
   Total assets .....................................   $567,017                        $426,595
                                                        ========                        ========

   STOCKHOLDERS' EQUITY Interest-bearing liabilities:
Interest-bearing demand deposits ....................   $129,247         874    1.35%   $100,840      1,084      2.15%
Savings deposits ....................................     10,880          45    0.83       8,145         57      1.40
Time deposits .......................................    189,891       3,233    3.41     155,353      3,596      4.63
Short-term borrowings ...............................     35,810         225    1.26      28,651        350      2.44
Federal Home Loan Bank advances .....................     66,415       1,440    4.34      33,155        896      5.40
Junior subordinated debentures ......................     12,000         567    9.45      12,000        567      9.45
Other borrowings ....................................      5,000         100    4.00       3,125         84      5.38
                                                        --------------------            -------------------
   Total interest-bearing
       liabilities ..................................    449,243       6,484    2.90     341,269      6,634      3.89

Noninterest-bearing demand ..........................     70,028                          54,613
Other noninterest-bearing
  liabilities .......................................     13,026                           3,016
Total liabilities ...................................    532,297                         398,898
Stockholders' equity ................................     34,720                          27,697
                                                        --------                        --------
   Total liabilities and
     stockholders' equity ...........................   $567,017                        $426,595
                                                        ========                        ========
Net interest income .................................               $  9,757                       $  7,304
                                                                    ========                       ========
Net interest spread .................................                           3.23%                            3.16%
                                                                                =====                            =====

Net interest margin .................................                           3.68%                            3.70%
                                                                                =====                            =====
Ratio of average interest earning
  assets to average interest-
  bearing liabilities ...............................    117.94%                         115.69%
                                                        ========                        ========

(1)  Interest  earned  and  yields  on  nontaxable   investment  securities  are
     determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2) Loan fees are not material and are included in interest income from loans receivable.

(3) Average yields/costs for the six months ended December 31, 2002 and 2001 are annualized.

                                                                       Years Ended June 30,
                                                  ---------------------------------------------------------------
                                                              2002                              2001
                                                  ------------------------------   ------------------------------
                                                             Interest    Average              Interest    Average
                                                  Average    Earned     Yield or   Average    Earned     Yield or
                                                  Balance    or Paid       Cost    Balance    or Paid      Cost
                                                  ---------------------------------------------------------------
                                                                      (Dollars in Thousands)
ASSETS
Interest earnings assets:
Federal funds sold ............................   $  8,831    $    258    2.92%    $ 21,404   $  1,267     5.92%
Interest-bearing deposits at
  at financial institutions....................      9,233         590    6.39       11,102        702     6.32
Investment securities (1) .....................     68,019       3,789    5.57       57,454      3,477     6.05
Net loans receivable (2) ......................    329,578      23,718    7.20      261,404     22,971     8.79
Other interest earning assets .................      8,642         386    4.47        4,915        245     4.98
                                                  --------------------             -------------------
   Total interest earning assets...............    424,303     28,741     6.77      356,279     28,662     8.04

Noninterest-earning assets:
Cash and due from banks .......................   $ 18,665                         $ 15,085
Premises and equipment, net ...................      9,308                            8,295
Other .........................................      8,777                            5,231
                                                  --------                         --------
   Total assets ...............................   $461,053                         $384,890
                                                  ========                         ========

   STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits ..............   $104,021       1,962    1.89%    $ 86,639      2,918     3.37%
Savings deposits ..............................      8,597         112    1.30        6,707        132     1.97
Time deposits .................................    164,542       6,821    4.15      159,822      9,972     6.24
Short-term borrowings .........................     27,466         592    2.16       22,477        992     4.41
Federal Home Loan Bank advances ...............     41,310       2,048    4.96       24,324      1,463     6.01
Junior subordinated debentures ................     12,000       1,134    9.45       12,000      1,135     9.46
Other borrowings ..............................      3,846         201    5.23           --         --       --
                                                  --------------------             -------------------
   Total interest-bearing
     liabilities ..............................    361,782      12,870    3.56      311,969     16,612     5.32

Noninterest-bearing demand ....................     59,715                           45,902
Other noninterest-bearing
  liabilities .................................     10,143                            5,133
Total liabilities .............................    431,640                          363,004
Stockholders' equity ..........................     29,413                           21,886
                                                  --------                         --------
   Total liabilities and
     stockholders' equity .....................   $461,053                         $384,890
                                                  ========                         ========
Net interest income ...........................               $ 15,871                        $ 12,050
                                                              ========                        ========
Net interest spread ...........................                           3.22%                            2.72%
                                                                          =====                            =====

Net interest margin ...........................                           3.74%                            3.38%
                                                                          =====                            =====
Ratio of average interest earning
  assets to average interest-
  bearing liabilities .........................    117.28%                          114.20%
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

C.  Analysis of Changes of Interest Income/Interest Expense

    For the years ended December 31, 2003, 2002 and 2001

                                                                                                 Components
                                                                                 Inc./(Dec.)    of Change (1)
                                                                                    from      ------------------
                                                                                  Prior Year    Rate      Volume
                                                                                  ------------------------------
                                                                                           2003 vs. 2002
                                                                                  ------------------------------
                                                                                      (Dollars in Thousands)
INTEREST INCOME
Federal funds sold .............................................................   $    26    $  (144)   $   170
Interest-bearing deposits at other financial institutions(394) .................      (200)      (194)
Investment securities (2) ......................................................       (95)      (973)       878
Gross loans receivable (2) (3) .................................................     3,056     (2,692)     5,748
                                                                                   -----------------------------
          Total change in interest income ......................................   $ 2,593    $(4,009)   $ 6,602
                                                                                   -----------------------------

INTEREST EXPENSE
Interest-bearing demand deposits ...............................................   $  (301)   $  (772)   $   471
Savings deposits ...............................................................       (42)       (64)        22
Time deposits ..................................................................      (960)    (1,591)       631
Short-term borrowings ..........................................................      (141)      (251)       110
Federal Home Loan Bank advances ................................................       663       (355)     1,018
Junior subordinated debentures .................................................        --         --         --
Other borrowings ...............................................................        11        (93)       104
                                                                                   -----------------------------
          Total change in interest expense .....................................   $  (770)   $(3,126)   $ 2,356
                                                                                   -----------------------------
Total change in net interest income ............................................   $ 3,363    $  (883)   $ 4,246
                                                                                   =============================

                                                                                            2002 vs. 2001
                                                                                   -----------------------------
                                                                                       (Dollars in Thousands)
INTEREST INCOME
Federal funds sold .............................................................   $  (503)   $  (335)   $  (168)
Interest-bearing deposits at other financial institutions(149) .................      (424)       275
Investment securities (2) ......................................................       577       (404)       981
Gross loans receivable (2) (3) .................................................     2,812     (3,764)     6,576
                                                                                   -----------------------------
          Total change in interest income ......................................   $ 2,737    $(4,927)   $ 7,664
                                                                                   -----------------------------

INTEREST EXPENSE
Interest-bearing demand deposits ...............................................   $  (694)   $(1,193)   $   499
Savings deposits ...............................................................       (24)       (58)        34
Time deposits ..................................................................    (1,993)    (3,052)     1,059
Short-term borrowings ..........................................................      (398)      (541)       143
Federal Home Loan Bank advances ................................................       893       (288)     1,181
Junior subordinated debentures .................................................        --         --         --
Other borrowings ...............................................................       133        (20)       153
                                                                                   -----------------------------
          Total change in interest expense .....................................   $(2,083)   $(5,152)   $ 3,069
                                                                                   -----------------------------

Total change in net interest income ............................................   $ 4,820    $   225    $ 4,595
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

For the six months ended December 31, 2002

                                                                                                 Components
                                                                                 Inc./(Dec.)    of Change (1)
                                                                                    from      ------------------
                                                                                  Prior Year    Rate      Volume
                                                                                  ------------------------------
                                                                                           2003 vs. 2002
                                                                                  ------------------------------
                                                                                      (Dollars in Thousands)
INTEREST INCOME
Federal funds sold .............................................................   $   (63)   $  (146)   $    83
Certificates of deposit at other financial instituti(112) ......................        (6)      (106)
Investment securities (2) ......................................................       278       (521)       799
Net loans receivable (2) (3) ...................................................     2,210     (3,330)     5,540
Other interest earning assets ..................................................       (10)      (350)       340
                                                                                   -----------------------------
          Total change in interest income.......................................   $ 2,303    $(4,353)   $ 6,656
                                                                                   -----------------------------
INTEREST EXPENSE
Interest-bearing demand deposits ...............................................   $  (210)   $  (814)   $   604
Savings deposits ...............................................................       (12)       (49)        37
Time deposits ..................................................................      (363)    (1,935)     1,572
Short-term borrowings ..........................................................      (125)      (314)       189
Federal Home Loan Bank advances ................................................       544       (502)     1,046
Junior subordinated debentures .................................................        --         --         --
Other borrowings ...............................................................        16        (56)        72
                                                                                   -----------------------------
          Total change in interest expense......................................   $  (150)   $(3,670)   $ 3,520
                                                                                   -----------------------------
Total change in net interest income ............................................   $ 2,453    $  (683)   $ 3,136
                                                                                   =============================

For the years ended June 30, 2002 and 2001
                                                                                           2002 vs. 2001
                                                                                   -----------------------------
                                                                                       (Dollars in Thousands)
INTEREST INCOME
Federal funds sold .............................................................   $(1,009)   $  (467)   $  (542)
Certificates of deposit at other financial instituti(112) ......................         7       (119)
Investment securities (2) ......................................................    312.00       (292)       604
Net loans receivable (2) (3) ...................................................       747     (4,604)     5,351
Other interest earning assets ..................................................       141        (27)       168
                                                                                   -----------------------------
          Total change in interest income ......................................   $    79    $(5,383)   $ 5,462
                                                                                   -----------------------------
INTEREST EXPENSE
Interest-bearing demand deposits ...............................................   $  (956)   $(1,461)   $   505
Savings deposits ...............................................................       (20)       (52)        32
Time deposits ..................................................................    (3,151)    (3,438)       287
Short-term borrowings ..........................................................      (400)      (586)       186
Federal Home Loan Bank advances ................................................       585       (293)       878
Junior subordinated debentures .................................................        (1)        (1)        --
Other borrowings ...............................................................       201         --        201
                                                                                   -----------------------------
          Total change in interest expense......................................   $(3,742)   $(5,831)   $ 2,089
                                                                                   -----------------------------
Total change in net interest income ............................................   $ 3,821    $   448    $ 3,373
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

II.  Investment Portfolio

A.  Investment Securities

The following tables present the amortized cost and fair value of investment securities as of December 31, 2003 and 2002.

                                                  Gross       Gross
                                     Amortized  Unrealized  Unrealized    Fair
                                        Cost      Gains      (Losses)     Value
                                     -------------------------------------------
                                                (Dollars in Thousands)
    December 31, 2003
-----------------------------------

Securities held to maturity:
Municipal securities ..............   $    250   $      4   $     --    $    254
Other bonds .......................        150         13         --         163
                                      ------------------------------------------

     Totals .......................   $    400   $     17   $     --    $    417
                                      ==========================================

Securities available for sale:
U.S. Treasury securities ..........   $  1,002   $      3   $     --    $  1,005
U.S. agency securities ............     86,732      1,105        (64)     87,773
Mortgage-backed securities ........      5,656         67         (8)      5,715
Municipal securities ..............     15,664      1,018         (1)     16,681
Corporate securities ..............      9,466        492         (4)      9,954
Trust preferred securities ........      1,350        105         --       1,455
Other securities ..................      5,688        173         (1)      5,860
                                      ------------------------------------------
     Totals .......................   $125,558   $  2,963   $    (78)   $128,443
                                      ==========================================

    December 31, 2002
-----------------------------------

Securities held to maturity:
Municipal securities ..............   $    250   $      9   $     --    $    259
Other bonds .......................        175         17         --         192
                                      ------------------------------------------
     Totals .......................   $    425   $     26   $     --    $    451
                                      ==========================================

Securities available for sale:
U.S. Treasury securities ..........   $  1,017   $     20   $     --    $  1,037
U.S. agency securities ............     47,535      1,702         (1)     49,236
Mortgage-backed securities ........      5,601        170          0       5,771
Municipal securities ..............     13,941        978         --      14,919
Corporate securities ..............      7,691        475         --       8,166
Trust preferred securities ........      1,350         93        (11)      1,432
Other securities ..................        659         20        (11)        668
                                      ------------------------------------------
     Totals .......................   $ 77,794   $  3,458   $    (23)   $ 81,229
                                      ==========================================

The following tables present the amortized cost and fair value of investment securities as of June 30, 2002 and 2001.

                                                  Gross       Gross
                                     Amortized  Unrealized  Unrealized    Fair
                                        Cost      Gains      (Losses)     Value
                                     -------------------------------------------
                                                (Dollars in Thousands)

 June 30, 2002
------------------------------------

Securities held to maturity:
Municipal securities ...............  $    250   $      8   $     --    $    258
Other bonds ........................       175          4         --         179
                                      ------------------------------------------
     Totals ........................  $    425   $     12   $     --    $    437
                                      ==========================================

Securities available for sale:
U.S. Treasury securities ...........  $  1,024   $      9   $     --    $  1,033
U.S. agency securities .............    42,251      1,088         --      43,339
Mortgage-backed securities .........     5,758        124         --       5,882
Municipal securities ...............    13,664        538        (15)     14,187
Corporate securities ...............     9,291        191         (6)      9,476
Trust preferred securities .........     1,350        111        (15)      1,446
Other securities ...................       408         39         (4)        443
                                      ------------------------------------------
     Totals ........................  $ 73,746   $  2,100   $    (40)   $ 75,806
                                      ==========================================

 June 30, 2001
------------------------------------

Securities held to maturity:
Municipal securities ...............  $    501   $      5   $     --    $    506
Other bonds ........................        75          3         --          78
                                      ------------------------------------------
     Totals ........................  $    576   $      8   $     --    $    584
                                      ==========================================

Securities available for sale:
U.S. agency securities .............  $ 31,788   $    626   $     --    $ 32,414
Mortgage-backed securities .........     5,509         18        (19)      5,508
Municipal securities ...............    11,893        144        (40)     11,997
Corporate securities ...............     4,578         31        (13)      4,596
Trust preferred securities .........     1,148         95        (14)      1,229
Other securities ...................       394         19        (22)        391
                                      ------------------------------------------
     Totals ........................  $ 55,310   $    933   $   (108)   $ 56,135
                                      ==========================================

B.  Investment Securities, Maturities, and Yields

The following table presents the maturity of securities held on December 31, 2003 and the weighted average stated coupon rates by range of maturity:

                                                                       Weighted
                                                          Amortized     Average
                                                             Cost        Yield
                                                          ----------------------
                                                          (Dollars in Thousands)

U.S. Treasury securities:
  Within 1 year .........................................   $ 1,002      3.20%
                                                            ====================

U.S. Agency securities:
  Within 1 year ..........................................  $12,563      3.58%
  After 1 but within 5 years .............................   60,976      2.91%
  After 5 but within 10 years ............................   13,193      2.94%
                                                            --------------------
           Total .........................................  $86,732      3.00%
                                                            ====================

Mortgage-backed securities:
  After 1 but within 5 years .............................  $ 2,508      4.02%
  After 5 but within 10 years ............................    3,148      4.67%
                                                            --------------------
           Total .........................................  $ 5,656      4.38%
                                                            ====================

Municipal securities:
  Within 1 year ..........................................  $   750      6.25%
  After 1 but within 5 years .............................    4,757      6.36%
  After 5 but within 10 years ............................    5,599      6.83%
  After 10 years .........................................    4,808      7.83%
                                                            --------------------
           Total .........................................  $15,914      6.96%
                                                            ====================

Corporate securities:
  Within 1 year ..........................................  $ 2,687      4.91%
  After 1 but within 5 years .............................    6,779      5.19%
                                                            --------------------
           Total .........................................  $ 9,466      5.11%
                                                            ====================

Trust preferred securities:
  After 10 years .........................................  $ 1,350      8.92%
                                                            ====================

Other bonds:
  Within 1 year ..........................................  $    50      6.60%
  After 1 but within 5 years .............................       50      5.30%
  After 5 but within 10 years ............................       50      6.55%
                                                            --------------------
           Total .........................................  $   150      6.15%
                                                            ====================


Other securities with no maturity or stated face rate ....  $ 5,688
                                                            =======

The company does not use any financial instruments referred to as derivatives to manage interest rate risk.

The following table presents the maturity of securities held on December 31, 2002 and the weighted average stated coupon rates by range of maturity:

                                                                       Weighted
                                                          Amortized     Average
                                                             Cost        Yield
                                                          ----------------------
                                                          (Dollars in Thousands)

U.S. Treasury securities:
  After 1 but within 5 years .........................     $ 1,017        3.20%
                                                           =====================

U.S. Agency securities:
  Within 1 year ......................................     $11,756        4.42%
  After 1 but within 5 years .........................      29,976        4.30%
  After 5 but within 10 years ........................       5,803        5.80%
                                                           ---------------------
           Total .....................................     $47,535        4.51%
                                                           =====================

Mortgage-backed securities:
  Within 1 year ......................................     $    68        5.81%
  After 1 but within 5 years .........................         211        5.75%
  After 5 but within 10 years ........................       3,299        4.80%
  After 10 years .....................................       2,023        5.86%
                                                           ---------------------
           Total .....................................     $ 5,601        5.23%
                                                           =====================

Municipal securities:
  Within 1 year ......................................     $   320        6.42%
  After 1 but within 5 years .........................       4,151        6.20%
  After 5 but within 10 years ........................       5,023        6.60%
  After 10 years .....................................       4,698        7.73%
                                                           ---------------------
           Total .....................................     $14,192        6.85%
                                                           =====================

Corporate securities:
  After 1 but within 5 years .........................     $ 5,818        5.68%
  After 5 but within 10 years ........................       1,873        6.10%
                                                           ---------------------
           Total .....................................     $ 7,691        5.78%
                                                           =====================

Trust preferred securities:
  After 10 years .....................................     $ 1,350        8.71%
                                                           =====================

Other bonds:
  Within 1 year ......................................     $    25        6.30%
  After 1 but within 5 years .........................         100        5.95%
  After 5 but within 10 years ........................          50        6.55%
                                                           ---------------------
           Total .....................................     $   175        6.17%
                                                           =====================

Other securities with no maturity or stated face rate .    $   659
                                                           =======

The company does not use any financial instruments referred to as derivatives to manage interest rate risk.

C.  Investment Concentrations

At both December 31, 2003 and 2002, there were no securities in the investment portfolio above (other than U.S. Government, U.S. Government agencies, and corporations) that exceeded 10% of the stockholders' equity.



III.  Loan Portfolio

A.  Types of Loans

The composition of the loan portfolio is presented as follows:

                                                                 December 31,                         June 30,
                                                            --------------------    --------------------------------------------
                                                              2003        2002        2002        2001        2000       1999
                                                            --------------------------------------------------------------------
                                                                                  (Dollars in Thousands)
Commercial ..............................................   $435,345    $350,206    $305,019    $209,933    $167,733    $136,258
Real estate loans held for sale - residential mortgage ..      3,790      23,691       8,498       5,824       1,122       2,033
Real estate - residential mortgage ......................     29,604      28,761      34,034      32,191      35,180      25,559
Real estate - construction ..............................      2,254       2,230       2,861       2,568       3,464       3,368
Installment and other consumer ..........................     50,984      44,567      40,037      37,362      34,405      30,810
                                                            --------------------------------------------------------------------
                  Total loans ...........................    521,977     449,455     390,449     287,878     241,904     198,028

Deferred loan origination costs (fees), net .............        494         281         145         (13)        (51)        (51)
Less allowance for estimated
  losses on loans .......................................     (8,643)     (6,879)     (6,111)     (4,248)     (3,617)     (2,895)
                                                             -------------------------------------------------------------------
                 Net loans ..............................    $513,828   $442,857    $384,483    $283,617    $238,236    $195,082
                                                             ===================================================================

                                                                                         December 31,
                                                             -------------------------------------------------------
                                                               2003        2002       2001        2000        1999
                                                             -------------------------------------------------------
                                                                            (Dollars in Thousands)
Commercial ..............................................    $435,345   $350,206    $255,486    $186,952    $142,219
Real estate loans held for sale - residential mortgage ..       3,790     23,691      13,470       1,627       1,177
Real estate - residential mortgage ......................      29,604     28,761      30,457      37,388      31,360
Real estate - construction ..............................       2,254      2,230       3,399       2,117       2,668
Installment and other consumer ..........................      50,984     44,567      40,103      37,434      33,899
                                                             -------------------------------------------------------
                 Total loans ............................     521,977    449,455     342,915     265,518     211,323

Deferred loan origination costs (fees), net .............         494        281          84         100          53
Less allowance for estimated
  losses on loans .......................................      (8,643)    (6,879)     (4,939)     (3,972)     (3,341)
                                                             -------------------------------------------------------
                 Net loans ..............................    $513,828   $442,857    $338,060    $261,646    $208,035
                                                             =======================================================

B.  Maturities and Sensitivities of Loans to Changes in Interest Rates

                                                                                                        Maturities After One Year
                                                                                                      ------------------------------
                                                             Due in One    Due After One   Due After  Predetermined     Adjustable
                                                            Year or Less  Through 5 Years   5 Years   Interest Rates  Interest Rates
                                                            ------------------------------------------------------------------------
                                                                                    (Dollars in Thousands)
At December 31, 2003
----------------------------------------------------------

Commercial ...............................................   $ 116,545       $ 273,007     $  45,793     $ 241,491      $  77,309
Real estate loans held for sale - residential mortgage ...          --              --         3,790         3,790             --
Real estate - residential mortgage .......................         964             218        28,422         7,241         21,399
Real estate - construction ...............................       2,174              80            --            80             --
Installment and other consumer ...........................      13,675          34,490         2,819        26,436         10,873
                                                             -----------------------------------------------------------------------
                 Total loans .............................   $ 133,358        $307,795     $  80,824     $ 279,038      $ 109,581
                                                             =======================================================================

At December 31, 2002
----------------------------------------------------------

Commercial ...............................................   $ 105,187        $208,470     $  36,549     $ 191,766      $  53,253
Real estate loans held for sale - residential mortgage ...         --               --        23,691        23,691             --
Real estate - residential mortgage .......................       1,714             269        26,778         3,669         23,377
Real estate - construction ...............................       2,149              81            --            81             --
Installment and other consumer ...........................      14,116          28,214         2,237        23,715          6,737
                                                             -----------------------------------------------------------------------
                 Total loans .............................   $ 123,166        $237,034     $  89,255     $ 242,922      $  83,367
                                                             =======================================================================



C.  Risk Elements

1.  Nonaccrual, Past Due and Restructured Loans

The following tables represent Nonaccrual, Past Due, Renegotiated Loans, and other Real Estate Owned:

                                                             December 31,                 June 30,
                                                           ----------------   ---------------------------------
                                                            2003      2002     2002     2001     2000    1999
                                                           ----------------------------------------------------
                                                                          (Dollars in Thousands)
Loans accounted for on nonaccrual basis .............      $4,204    $4,608   $1,560   $1,232   $  383   $1,288
Accruing loans past due 90 days or more .............         756       431      708      495      352      238
Other real estate owned .............................          --        --       --       47       --      120
Troubled debt restructurings ........................          --        --       --       --       --       --
                                                           ----------------------------------------------------
               Totals ...............................      $4,960    $5,039   $2,268   $1,774   $  735   $1,646
                                                           ====================================================

                                                                            December 31,
                                                           -------------------------------------------
                                                            2003      2002     2001     2000     1999
                                                           -------------------------------------------
                                                                      (Dollars in Thousands)
Loans accounted for on nonaccrual basis .............      $4,204    $4,608   $1,846   $  655   $1,178
Accruing loans past due 90 days or more .............         756       431    1,765    1,197      200
Other real estate owned .............................          --        --       47       --       --
Troubled debt restructurings ........................          --        --       --       --       --
                                                           -------------------------------------------
               Totals ...............................      $4,960    $5,039   $3,658   $1,852   $1,378
                                                           ===========================================

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

3.   Foreign Outstandings. None.

4. Loan Concentrations. At December 31, 2003, there were no concentrations of loans exceeding 10% of the total loans which are not otherwise disclosed in
     Item III. A.

D.  Other Interest-Bearing Assets

There are no interest-bearing assets required to be disclosed here.

IV.  Summary of Loan Loss Experience

A.  Analysis of the Allowance for Estimated Losses on Loans

The following tables summarize activity in the allowance for estimated losses on loans of the Company:

                                          Six Months
                                          Year Ended      Ended                            Years Ended
                                          December 31,  December 31,                         June 30,
                                          --------------------------    ---------------------------------------------------
                                              2003          2002            2002        2001          2000          1999
                                          ---------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Average amount of loans outstanding,
  before allowance for estimated losses
  on loans ..............................   $ 480,314     $ 419,104     $ 334,205     $ 265,350     $ 212,497     $ 184,757

Allowance for estimated losses on loans:

Balance, beginning of fiscal period .....       6,879         6,111         4,248         3,617         2,895         2,350
  Charge-offs:
    Commercial ..........................      (1,777)       (1,349)         (437)          (87)          (43)         (105)
    Real Estate .........................          --            --            --            --            (7)          (25)
    Installment and other consumer ......        (298)         (105)         (204)         (213)         (377)         (349)
                                            -------------------------------------------------------------------------------
           Subtotal charge-offs .........      (2,075)       (1,454)         (641)         (300)         (427)         (479)
                                            -------------------------------------------------------------------------------
  Recoveries:
    Commercial ..........................         192             0           101             2             1            53
    Real Estate .........................          --            --            --            --            --            --
    Installment and other consumer ......         242            38           138            39            96            79
                                            -------------------------------------------------------------------------------
           Subtotal recoveries ..........         434            38           239            41            97           132
                                            -------------------------------------------------------------------------------

           Net charge-offs ..............      (1,641)       (1,416)         (402)         (259)         (330)         (347)
Provision charged to expense ............       3,405         2,184         2,265           890         1,052           892
                                            -------------------------------------------------------------------------------
Balance, end of fiscal year .............   $   8,643     $   6,879     $   6,111     $   4,248     $   3,617     $   2,895
                                            ===============================================================================

Ratio of net charge-offs to average loans
  outstanding ...........................       0.34%         0.34%         0.12%         0.10%         0.16%         0.19%

                                                                      Years ended
                                                                      December 31,
                                            -----------------------------------------------------------------
                                               2003         2002          2001          2000          1999
                                            -----------------------------------------------------------------
                                                              (Dollars in Thousands)
Average amount of loans outstanding,
  before allowance for estimated losses
  on loans ..............................   $ 480,314     $ 387,936     $ 294,708     $ 237,947     $ 199,401

Allowance for estimated losses on loans:

Balance, beginning of fiscal period .....       6,879         4,939         3,972         3,341         2,629
  Charge-offs:
    Commercial ..........................      (1,777)       (1,455)         (332)          (87)          (57)
    Real Estate .........................          --            --            --            --           (32)
    Installment and other consumer ......        (298)         (214)         (205)         (355)         (342)
                                            -----------------------------------------------------------------
           Subtotal charge-offs .........      (2,075)       (1,669)         (537)         (442)         (431)
                                            -----------------------------------------------------------------
 Recoveries:
   Commercial ...........................         192            73            29             2             4
   Real Estate ..........................          --            --            --            --            --
   Installment and other consumer .......         242           126            66            71           102
                                            -----------------------------------------------------------------
           Subtotal recoveries ..........         434           199            95            73           106
                                            -----------------------------------------------------------------

           Net charge-offs ..............      (1,641)       (1,470)         (442)         (369)         (325)
Provision charged to expense ............       3,405         3,410         1,409         1,000         1,037
                                            -----------------------------------------------------------------

Balance, end of fiscal year .............   $   8,643     $   6,879     $   4,939     $   3,972     $   3,341
                                            =================================================================

Ratio of net charge-offs to average loans
  outstanding ...........................       0.34%         0.38%         0.15%         0.16%         0.16%



B.  Allocation of the Allowance for Estimated Losses on Loans

The following tables present the allowance for the estimated losses on loans by type of loans and the percentage of loans in each category to total loans:

                                                        ----------------------------------------------------------------------------
                                                           December 31, 2003        December 31, 2002           June 30, 2003
                                                        -----------------------  ------------------------   ------------------------
                                                                   % of Loans                % of Loans                 % of Loans
                                                        Amount   to Total Loans  Amount    to Total Loans   Amount    to Total Loans
                                                        ----------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
Commercial ..........................................   $7,676       83.40%      $6,176        77.91%       $5,240       78.12%
Real estate loans held for sale - residential
  mortgage ..........................................        4        0.73%          24         5.27%            1        2.18%
Real estate - residential mortgage ..................      272        5.67%         159         6.40%          302        8.72%
Real estate - construction ..........................       11        0.43%          11         0.50%           14        0.73%
Installment and other consumer ......................      678        9.77%         507         9.92%          554       10.25%
Unallocated .........................................        2          NA            2           NA            --          NA
                                                        ----------------------------------------------------------------------------
            Total ...................................   $8,643       100.00%     $6,879       100.00%       $6,111      100.00%
                                                        ============================================================================

                                                        ----------------------------------------------------------------------------
                                                              June 30, 2001           June 30, 2000             June 30, 1999
                                                        -----------------------  ------------------------   ------------------------
                                                                   % of Loans                % of Loans                 % of Loans
                                                        Amount   to Total Loans  Amount    to Total Loans   Amount    to Total Loans
                                                        ----------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
Commercial ..........................................   $3,231        72.92%     $2,863        69.33%       $2,165       68.80%
Real estate loans held for sale - residential
  mortgage ..........................................       --         2.02%         --         0.46%           --        1.03%
Real estate - residential mortgage ..................      182        11.18%        121        14.55%           94       12.91%
Real estate - construction ..........................       --         0.89%          9         1.43%            8        1.70%
Installment and other consumer ......................      835        12.99%        618        14.23%          579       15.56%
Unallocated .........................................       --           NA           6           NA            49          NA
                                                        ----------------------------------------------------------------------------
             Total ..................................   $4,248      100.00%     $3,617        100.00%       $2,895      100.00%
                                                        ============================================================================

                                                        ----------------------------------------------------------------------------
                                                           December 31, 2003        December 31, 2002           June 30, 2003
                                                                   % of Loans                % of Loans                 % of Loans
                                                        Amount   to Total Loans  Amount    to Total Loans   Amount    to Total Loans
                                                        ----------------------------------------------------------------------------
                                                                               (Dollars in Thousands)

Commercial ..........................................   $7,676       83.40%     $6,176         77.91%       $4,305       74.50%
Real estate loans held for sale - residential
  mortgage ..........................................        4        0.73%         24          5.27%           14        3.93%
Real estate - residential mortgage ..................      272        5.67%        159          6.40%          140        8.88%
Real estate - construction ..........................       11        0.43%         11          0.50%           17        0.99%
Installment and other consumer ......................      678        9.77%        507          9.92%          461       11.70%
Unallocated .........................................        2          NA           2            NA             2          NA
                                                        ---------------------------------------------------------------------------
             Total ..................................   $8,643      100.00%     $6,879        100.00%       $4,939      100.00%
                                                        ===========================================================================

                                                        -------------------------------------------------
                                                           December 31, 2003        December 31, 2002
                                                                   % of Loans                % of Loans
                                                        Amount   to Total Loans  Amount    to Total Loans
                                                        -------------------------------------------------


Commercial ..........................................   $3,339       70.41%     $2,674         67.30%
Real estate loans held for sale - residential
  mortgage ..........................................        2        0.61%          1          0.56%
Real estate - residential mortgage ..................      183       14.08%         62         14.84%
Real estate - construction ..........................       11        0.80%         13          1.26%
Installment and other consumer ......................      437       14.10%        585         16.04%
Unallocated .........................................       --          NA           6            NA
                                                        -------------------------------------------------
             Total ..................................   $3,972      100.00%     $3,341        100.00%
                                                        =================================================


V.  Deposits.

The average amount of and average rate paid for the categories of deposits for the years ended December 31, 2003, 2002, and 2001, six months ended December 31, 2002 and 2001, and the years ended June 30, 2002 and 2001 are discussed in the consolidated average balance sheets and can be found on pages 2,3, and 4 of Appendix B.

Included in interest bearing deposits at December 31, 2003 and 2002, and June 30, 2002 and 2001 were certificates of deposit totaling $73,799,534, $69,373,970, $62,919,139, and $50,298,559 respectively, that were $100,000 or greater. Maturities of these certificates were as follows:

                                              December 31,          June 30,
                                           -------------------------------------
                                            2003      2002      2002       2001
                                           -------------------------------------
                                                   (Dollars in Thousands)

One to three months ....................   $28,120   $28,053   $18,223   $20,949
Three to six months ....................    21,176    20,713    11,202    11,488
Six to twelve months ...................    17,600    12,591    24,464    12,973
Over twelve months .....................     6,904     8,017     9,030     4,889
                                           -------------------------------------
       Total certificates of
          deposit greater than $100,000    $73,800   $69,374   $62,919   $50,299
                                           =====================================

                                                           December 31,
                                                   -----------------------------
                                                    2003       2002       2001
                                                   -----------------------------
                                                       (Dollars in Thousands)

One to three months ...........................    $28,120    $28,053    $33,024
Three to six months ...........................     21,176     20,713     20,360
Six to twelve months ..........................     17,600     12,591      3,640
Over twelve months ............................      6,904      8,017      6,388
                                                   -----------------------------
       Total certificates of
          deposit greater than $100,000 .......    $73,800    $69,374    $63,412
                                                   =============================


VI.  Return on Equity and Assets.

The following tables present the return on assets and equity and the equity to assets ratio of the Company:

                                                         Six months
                                         Year ended         ended         Years ended
                                         December 31,    December 31,       June 30,
                                         --------------------------------------------
                                           2003        2002       2002      2001
                                         --------------------------------------------
                                                    (Dollars in Thousands)
Average total assets .................   $660,052    $567,017   $461,053    $384,890
Average equity .......................     39,213      34,720     29,413      21,886
Net income ...........................      5,461       3,197      2,962       2,396
Return on average assets .............      0.83%       1.13%      0.64%       0.62%
Return on average equity .............     13.93%      18.41%     10.07%      10.95%
Dividend payout ratio ................      5.61%       4.31%         NA          NA
Average equity to average assets ratio      5.94%       6.12%      6.38%       5.69%

                                                    Years ended
                                                    December 31,
                                         --------------------------------
                                           2003        2002        2001
                                         --------------------------------
                             (Dollars in Thousands)

Average total assets .................   $660,052    $531,480    $413,611
Average equity .......................     39,213      32,939      25,440
Net income ...........................      5,461       4,821       2,729
Return on average assets .............      0.83%       0.91%       0.66%
Return on average equity .............     13.93%      14.64%      10.73%
Dividend payout ratio ................      5.61%       2.86%          NA
Average equity to average assets ratio      5.94%       6.20%       6.15%

VII.  Short Term Borrowings.

The information requested is disclosed in the Notes to Consolidated Financial Statements in Note 7.