Form 10-Q
period 2004-03-31
QCR HOLDINGS INC
filed 2004-05-13
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 1, 2004, the Registrant had outstanding 2,814,805 shares of common stock, $1.00 par value per share.

                       QCR HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Page
                                                                          Number

Part I  FINANCIAL INFORMATION

        Item 1  Consolidated Financial Statements (Unaudited)

                Consolidated Balance Sheets, March 31, 2004 and
                December 31, 2003                                              3

                Consolidated Statements of Income, For the Three
                Months Ended March 31, 2004 and 2003                           4

                Consolidated Statements of Cash Flows, For the Three
                Months Ended March 31, 2004 and 2003                           5

                Notes to Consolidated Financial Statements                   6-9

        Item 2  Management's Discussion and Analysis of
                Financial Condition and Results of Operations              10-19

        Item 3  Quantitative and Qualitative Disclosures About Market
                Risk                                                          20

        Item 4  Controls and Procedures                                    20-21

Part II OTHER INFORMATION

        Item 1  Legal Proceedings                                             22

        Item 2  Changes in Securities, Use of Proceeds and Issuer
                Purchases of Equity Securities                                22

        Item 3  Defaults Upon Senior Securities                               22

        Item 4  Submission of Matters to a Vote of Security Holders           22

        Item 5  Other Information                                             22

        Item 6  Exhibits and Reports on Form 8-K                              22

        Signatures                                                            23

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      March 31, 2004 and December 31, 2003

                                                                                     March 31,      December 31,
                                                                                       2004            2003
                                                                                  ------------------------------
ASSETS
Cash and due from banks .......................................................   $  27,982,428    $  24,427,573
Federal funds sold ............................................................       3,620,000        4,030,000
Interest-bearing deposits at financial institutions ...........................       9,252,257       10,426,092

Securities held to maturity, at amortized cost ................................         400,062          400,116
Securities available for sale, at fair value ..................................     131,035,636      128,442,926
                                                                                  ------------------------------
                                                                                    131,435,698      128,843,042
                                                                                  ------------------------------

Loans receivable held for sale ................................................       4,455,639        3,790,031
Loans receivable held for investment ..........................................     557,209,272      518,681,380
Less: Allowance for estimated losses on loans .................................      (9,476,012)      (8,643,012)
                                                                                  ------------------------------
                                                                                    552,188,899      513,828,399
                                                                                  ------------------------------

Premises and equipment, net ...................................................      12,945,866       12,028,532
Accrued interest receivable ...................................................       3,803,811        3,646,108
Bank-owned life insurance .....................................................      15,126,153        3,085,797
Other assets ..................................................................      11,506,032        9,724,012
                                                                                  ------------------------------

        Total assets ..........................................................   $ 767,861,144    $ 710,039,555
                                                                                  ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest-bearing .........................................................   $ 114,349,314    $ 130,962,916
  Interest-bearing ............................................................     397,884,135      380,688,947
                                                                                  ------------------------------
        Total deposits ........................................................     512,233,449      511,651,863
                                                                                  ------------------------------

Short-term borrowings .........................................................      85,673,698       51,609,801
Federal Home Loan Bank advances ...............................................      88,180,691       76,232,348
Other borrowings ..............................................................               0       10,000,000
Junior subordinated debentures ................................................      32,620,000       12,000,000
Other liabilities .............................................................       6,199,208        6,722,808
                                                                                  ------------------------------
        Total liabilities .....................................................     724,907,046      668,216,820
                                                                                  ------------------------------


STOCKHOLDERS' EQUITY
Common stock, $1 par value; shares authorized 5,000,000; ......................       2,872,808        2,863,990
  March 2004 - shares issued 2,882,808 and outstanding  2,812,662 December 2003
  - 2,863,990 and 2,803,844 respectively

Additional paid-in capital ....................................................      17,243,809       17,143,868
Retained earnings .............................................................      21,702,666       20,866,749
Accumulated other comprehensive income ........................................       1,989,351        1,802,664
                                                                                  ------------------------------
                                                                                     43,808,634       42,677,271

Less cost of 60,146 common shares acquired for the treasury ...................        (854,536)        (854,536)
                                                                                  ------------------------------
        Total stockholders' equity ............................................      42,954,098       41,822,735
                                                                                  ------------------------------
        Total liabilities and stockholders' equity ............................   $ 767,861,144    $ 710,039,555
                                                                                  ==============================

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           Three Months Ended March 31

                                                                          2004        2003
                                                                      -----------------------
Interest and dividend income:
  Loans, including fees ...........................................   $7,468,485   $6,809,229
  Securities:
    Taxable .......................................................      991,405      806,169
    Nontaxable ....................................................      142,812      120,257
  Interest-bearing deposits at financial institutions .............       71,515      123,062
  Federal funds sold ..............................................        4,590       47,350
                                                                      -----------------------
        Total interest and dividend income ........................    8,678,807    7,906,067
                                                                      -----------------------

Interest expense:
  Deposits ........................................................    1,503,181    1,869,065
  Short-term borrowings ...........................................      142,250       87,308
  Federal Home Loan Bank advances .................................      800,135      766,247
  Other borrowings ................................................       35,878       51,960
  Junior subordinated debentures ..................................      421,425      283,376
                                                                      -----------------------
        Total interest expense ....................................    2,902,869    3,057,956
                                                                      -----------------------

        Net interest income .......................................    5,775,938    4,848,111

 Provision for loan losses ........................................      856,841    1,330,427
                                                                      -----------------------
        Net interest income after provision for loan losses            4,919,097    3,517,684
                                                                      -----------------------

Noninterest income:
  Merchant credit card fees, net of processing costs ..............      539,198      337,493
  Trust department fees ...........................................      680,804      561,142
  Deposit service fees ............................................      409,344      330,848
  Gains on sales of loans, net ....................................      261,418      955,409
  Other ...........................................................      473,518      303,931
                                                                      -----------------------
        Total noninterest income ..................................    2,364,282    2,488,823
                                                                      -----------------------

Noninterest expenses:
  Salaries and employee benefits ..................................    3,151,801    2,884,792
  Professional and data processing fees ...........................      465,276      429,070
  Advertising and marketing .......................................      213,792      148,756
  Occupancy and equipment expense .................................      730,990      651,697
  Stationery and supplies .........................................      136,945      110,277
  Postage and telephone ...........................................      166,280      153,565
  Bank service charges ............................................      137,842      111,682
  Insurance .......................................................      106,040      106,806
  Loss on redemption of junior subordinated debentures ............      747,490           --
  Other ...........................................................      238,178      187,198
                                                                      -----------------------
        Total noninterest expenses ................................    6,094,634    4,783,843
                                                                      -----------------------

        Income before income taxes ................................    1,188,745    1,222,664
Federal and state income taxes ....................................      352,828      395,716
                                                                      -----------------------
        Net income ................................................   $  835,917   $  826,948
                                                                      =======================

Earnings per common share: *
  Basic ...........................................................   $     0.20   $     0.20
  Diluted .........................................................   $     0.19   $     0.19
  Weighted average common shares outstanding ......................    4,214,475    4,150,518
  Weighted average common and common equivalent ...................    4,338,620    4,241,589
    shares outstanding

Comprehensive income ..............................................   $1,022,604   $  902,380
                                                                      =======================

* Share and per share data has been retroactively adjusted to effect a 3:2 common stock split declared on April 22, 2004, as if it had occurred on January 1, 2003.

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           Three Months Ended March 31

                                                                               2004           2003
                                                                           ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...........................................................   $    835,917    $   826,948
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation .......................................................        329,183        260,564
    Provision for loan losses ..........................................        856,841      1,330,427
    Amortization of offering costs on subordinated debentures ..........          7,196          7,376
    Loss on redemption of junior subordinated debentures ...............        747,490             --
    Amortization of premiums on securities, net ........................        310,661        113,510
    Loans originated for sale ..........................................    (20,203,620)   (62,183,071)
    Proceeds on sales of loans .........................................     19,799,430     66,168,038
    Net gains on sales of loans ........................................       (261,418)      (955,409)
    Net losses on sales of premises and equipment ......................              0         40,299
    Tax benefit of nonqualified stock options exercised ................         83,301         97,538
    Increase in accrued interest receivable ............................       (157,703)      (127,440)
    (Increase) decrease in other assets ................................     (2,650,990)    11,608,294
    Decrease in other liabilities ......................................       (355,762)    (2,174,955)
                                                                           ---------------------------
        Net cash provided by (used in) operating activities ............   $   (659,474)   $15,012,119
                                                                           ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in federal  funds sold ..................................        410,000      1,710,000
  Net decrease in interest-bearing deposits at financial institution ...      1,173,835        558,407
  Activity in securities portfolio:
    Purchases ..........................................................    (16,913,019)   (11,597,571)
    Calls and maturities ...............................................     13,950,000      4,000,000
    Paydowns ...........................................................        360,673      1,391,185
  Activity in bank-owned life insurance:
    Purchases ..........................................................    (11,950,717)            --
    Increase in cash value .............................................        (89,639)       (24,257)
  Net loans originated and held for investment .........................    (38,551,733)   (26,201,294)
  Purchase of premises and equipment ...................................     (1,250,899)      (314,430)
  Proceeds from sales of premises and equipment ........................          4,382        222,067
                                                                           ----------------------------
        Net cash used in investing activities ..........................   $(52,857,117)  $(30,255,893)
                                                                           ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit accounts .....................................        581,586     12,807,265
  Net increase in short-term borrowings ................................     34,063,897      2,522,364
  Activity in Federal Home Loan Bank advances:
    Advances ...........................................................     18,000,000      3,900,000
    Payments ...........................................................     (6,051,657)    (1,444,308)
  Net (decrease) increase in other borrowings ..........................    (10,000,000)     2,000,000

  Proceeds from issuance of junior subordinated debentures .............     20,620,000             --
  Payment of cash dividends ............................................       (167,838)      (138,146)
  Proceeds (cost) from issuance of common stock, net ...................         25,458        (55,798)
                                                                           ----------------------------
        Net cash provided by financing activities ......................   $ 57,071,446     $19,591,377
                                                                           ----------------------------

        Net increase in cash and due from banks ........................      3,554,855       4,347,603
Cash and due from banks, beginning .....................................     24,427,573      24,906,003
                                                                           ----------------------------
Cash and due from banks, ending ........................................   $ 27,982,428    $ 29,253,606
                                                                           ============================

Supplemental disclosure of cash flow information, cash payments for:
  Interest .............................................................   $  3,778,526    $  3,449,277
                                                                           ============================

  Income/franchise taxes ...............................................   $     44,635    $  1,624,553
                                                                           ============================
Supplemental schedule of noncash investing activities:
  Change in accumulated other comprehensive income,
    unrealized gains on securities available for sale, net .............   $    186,687    $     75,432
                                                                           ============================

See Notes to Consolidated Financial Statements

Part I
Item 1

                               QCR HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2004



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform with the current period presentation.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of QCR Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company ("Quad City Bank & Trust"), Cedar Rapids Bank and Trust Company ("Cedar Rapids Bank & Trust"), Quad City Bancard, Inc. ("Bancard"), and Quad City Liquidation Corporation ("QCLC"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also wholly owns QCR Holdings Capital Trust I ("Trust I"), QCR Holdings Statutory Trust II ("Trust II"), and QCR Holdings Statutory Trust III ("Trust III"). These three entities were all established by the Company for the sole purpose of issuing trust preferred securities. As required by a ruling of the Securities and Exchange Commission in December 2003, the Company's equity investments in these entities are not consolidated, but are included in other assets on the consolidated balance sheet for $1.0 million in aggregate. In addition to these six wholly owned subsidiaries, the Company has an aggregate investment of $389 thousand in three associated companies, Nobel Electronic Transfer, LLC, Nobel Real Estate Investors, LLC, and Velie Plantation Holding Company. The Company owns 20% equity positions in each of these associated companies.

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

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2004            2003
                                                    ----------------------------

Net income, as reported ........................    $ 835,917       $ 826,948
Deduct total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects ...........      (33,699)        (26,197)
                                                    -------------------------
        Net income .............................    $ 802,218       $ 800,751
                                                    =========================
Earnings per share: *
  Basic:
    As reported ................................    $    0.20       $    0.20
    Pro forma ..................................    $    0.19       $    0.19
  Diluted:
    As reported ................................         0.19            0.19
    Pro forma ..................................         0.19            0.19

* Share and per share data has been retroactively adjusted to effect a 3:2 common stock split declared on

April 22, 2004, as if it had occurred on January 1, 2003.

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions for grants during the three months ended March 31, 2004 and 2003: dividend rate of 0.38% to 0.43% for the three months ended March 31, 2004 and 0.59% for the three months ended March 31, 2003; expected price volatility of 23.87% to 24.69%; risk-free interest rate based upon current rates at the date of grants (4.10% to 4.57% for stock options and 0.95% to 1.29% for the employee stock purchase plan); and expected lives of 10 years for stock options and 3 months to 6 months for the employee stock purchase plan.

NOTE 2 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis. Share and per share data has been retroactively adjusted to effect a 3:2 common stock split declared on April 22, 2004 and payable on May 28, 2004, as if it had occurred on January 1, 2003.

                                                           Three months ended
                                                                March 31,
                                                         -----------------------
                                                            2004          2003
                                                         -----------------------

Net income, basic and diluted
  Earnings .........................................     $  835,917   $  826,948
                                                         =======================
Weighted average common shares
  Outstanding ......................................      4,214,475    4,150,518

Weighted average common shares
  issuable upon exercise of stock
  options under the employee
  stock purchase plan ..............................        124,145       91,071
                                                         -----------------------
Weighted average common and
  common equivalent shares
  outstanding ......................................      4,338,620    4,241,589
                                                         =======================

NOTE 3 - BUSINESS SEGMENT INFORMATION

Selected financial information on the Company's business segments is presented as follows for the three-month periods ended March 31, 2004 and 2003, respectively.

                                               Three Months Ended March 31,
                                              ---------------------------------
                                                  2004                 2003
                                              ---------------------------------
Revenue:
  Commercial banking .................        $  9,649,545         $  9,354,948
  Credit card processing .............             584,679              381,510
  Trust management ...................             680,804              561,142
  All other ..........................             128,061               97,290
                                              ---------------------------------
        Total revenue ................        $ 11,043,089         $ 10,394,890
                                              =================================

Net income (loss):
  Commercial banking .................        $  1,269,619         $    879,706
  Credit card processing .............             244,864              157,707
  Trust management ...................             199,475              128,652
  All other ..........................            (878,041)            (339,117)
                                              ---------------------------------
        Total net income .............        $    835,917         $    826,948
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

Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At March 31, 2004 and December 31, 2003, no amounts were recorded as liabilities for the banks' potential obligations under these guarantees.

As of March 31, 2004 and December 31, 2003, commitments to extend credit aggregated $207.0 million and $194.9 million, respectively. As of March 31, 2004 and December 31, 2003, standby letters of credit aggregated $10.0 million and $6.0 million, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $4.5 million and $3.8 million, at March 31, 2004 and December 31, 2003, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Bancard is subject to the risk of cardholder chargebacks and its merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant.

The Company also has a guarantee to MasterCard International, Incorporated, which is backed up by a performance bond in the amount of $1.0 million. As of March 31, 2004 and December 31, 2003, there were no significant pending liabilities.

A significant portion of residential mortgage loans sold to investors in the secondary market are sold with recourse. Specifically, certain loan sales agreements provide that if the borrower becomes delinquent a number of payments or a number of days, within six months to one year of the sale, the banks must repurchase the loan from the subject investor. The banks did not repurchase any loans from secondary market investors under the terms of these loan sales agreements during the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. In the opinion of management, the risk of recourse to the banks is not significant and, accordingly, no liability has been established related to such.

NOTE 5 - JUNIOR SUBORDINATED DEBENTURES

In June 1999, the Company issued 1,200,000 shares of 9.2% cumulative trust preferred securities through a newly formed subsidiary, Trust I, which used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. These securities were $12.0 million at both March 31, 2004 and December 31, 2003. In February 2004, the Company issued, in a private transaction, $8.0 million of floating rate trust preferred securities and $12.0 million of fixed rate trust preferred securities through two newly formed subsidiaries, Trust II and Trust III, respectively. Trust II and Trust III also used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. These securities were $20.0 million in aggregate at March 31, 2004. In February 2004, the Company used net proceeds from the new issuance for general corporate purposes, and intends to redeem on June 30, 2004, the $12.0 million of 9.2% cumulative trust preferred securities issued by Trust I in 1999. The quarter ended March 31, 2004 reflected a $747 thousand loss on the anticipated redemption of these trust preferred securities at their earliest call date, which resulted from the one-time write-off of unamortized costs related to the issuance of the trust preferred securities in 1999.

NOTE 6 - RECENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standard Board has issued Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.", which, for the Company, was effective for the year ending December 31, 2003. FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE), that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. Under the provisions of FIN 46, QCR Holdings Capital Trust I no longer met the criteria for consolidation and, as such, is no longer consolidated in these financial statements. FIN 46 was adopted on December 31, 2003 via a retroactive restatement of the prior year's financial statements. There was no cumulative effect on stockholders' equity from this adoption. In addition, under FIN 46, QCR Holdings Statutory Trust II and Trust III, which were established during the three months ended March 31, 2004, although 100% owned by the Company, do not meet the criteria for consolidation, and as such, are not consolidated in these financial statements.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of this accounting change and, if necessary or warranted, provide further appropriate guidance. No further definitive guidance has been issued to date and, as such, the $12 million in trust preferred securities issued by QCR Capital Trust I were included in Tier I capital for regulatory capital purposes, up to the regulatory maximum of 25%, at both March 31, 2004 and December 31, 2003. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier I capital in the future. Assuming the Company was not permitted to include these securities in Tier I capital at both March 31, 2004 and December 31, 2003, the Company would still exceed the regulatory required minimums for capital adequacy purposes.

In February 2004, the Company issued, in a private transaction, $8.0 million of floating rate capital securities and $12.0 million of fixed rate capital securities of QCR Holdings Statutory Trust II ("Trust II") and QCR Holdings Statutory Trust III ("Trust III"), respectively. The securities represent undivided beneficial interests in Trust II and Trust III, which were established by the Company for the purpose of issuing the trust preferred securities. Trust II and Trust III used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. In February 2004, the Federal Reserve provided confirmation to the Company for their treatment of these new issuances as Tier 1 capital for regulatory capital purposes, subject to current established limitations. The Company used its net proceeds for general corporate purposes, and intends to redeem on June 30, 2004, the $12.0 million of 9.2% cumulative trust preferred securities issued by Trust I in 1999.

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

Bancard provides merchant and cardholder credit card processing services. In October 2002, the Company sold Bancard's independent sales organization (ISO) related merchant credit card operations to iPayment, Inc. Until September 24, 2003, Bancard continued to temporarily process transactions for iPayment, Inc., and approximately 32,500 merchants. Since iPayment, Inc. discontinued processing with Bancard, processing volumes have decreased significantly. Bancard does, however, continue to provide credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks.

OVERVIEW

Net income for the first quarter of 2004 was $836 thousand as compared to net income of $827 thousand for the same period in 2003, an increase of $9 thousand or 1%. Basic earnings per share for both the first quarter of fiscal 2003 and the first quarter of 2004 were $0.20. As a result of the common stock split announced on April 23, 3004 and payable on May 28, 2004, all share and per share data has been retroactively adjusted to effect a three-for-two common stock split as if it had occurred on January 1, 2003. For the quarter ended March 31, 2004, net interest income improved by $928 thousand, or 19%, while, as a result of the dramatic drop in residential mortgage refinancing and the proportionate decrease in gain on sales of loans, noninterest income declined by $125 thousand, or 5%, to combine for a net improvement of $803 thousand when compared to the same period in 2003. Enhancing this 11% improvement in revenue for the Company was a decline in the provision for loan losses of 36%. The first quarter of 2004 reflected an increase in noninterest expense of 27% when compared to the same period in 2003. The increase in noninterest expense was predominately due to the one-time write-off of unamortized costs relating to the issuance of trust preferred securities ("TPS"), in combination with growth in salaries and employee benefits. After-tax income at Cedar Rapids Bank & Trust was $114 thousand for the three months ended March 31, 2004, as compared to after-tax losses of $54 thousand for the same period in 2003. Profitability at the new bank charter has increased at a pace anticipated by management, and Cedar Rapids Bank & Trust's growth has been more rapid than expected, as total assets were $171.0 million at March 31, 2004.

In March 2004, as a result of the Company's intent to redeem $12.0 million of trust preferred securities issued in 1999 at their June 30, 2004 call date, the Company realized significant non-recurring expense in the form of a write-off of unamortized TPS issuance costs. This refinancing strategy, expected to provide long-term benefits for the Company, resulted in an increase to noninterest expense of $747 thousand, and combined with the additional interest costs of the new trust preferred securities, reduced first quarter after-tax net income $558 thousand, or $0.13 in diluted earnings per share. Excluding this one-time write-off of unamortized TPS issuance costs and the additional interest costs, net income for the three months ended March 31, 2004 would have been $1.4 million, or diluted earnings per share of $0.32. Although excluding the impact of this event is a non-GAAP measure, management believes that it is important to provide such information due to the non-recurring nature of this expense and to more accurately compare the results of the periods presented.

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

The Company realized a 0.03% increase in the net interest spread increasing from 3.07% for the three months ended March 31, 2003 to 3.10% for the three months ended March 31, 2004. The average yield on interest-earning assets decreased 0.47% for the three months ended March 31, 2004 when compared to the same period ended March 31, 2003. At the same time, the average cost of interest-bearing liabilities decreased 0.50%. The stability of the net interest spread resulted in only a minor reduction in the Company's net interest margin percentage. For the three months ended March 31, 2004, the net interest margin was 3.45% compared to 3.47% for the same period in 2003. Without the intended redemption of $12.0 million of capital securities issued in June, 1999, the related issuance of $20.6 million in new trust preferred securities, and the subsequent pay-off of the Company's $10.0 million line of credit, the Company's net interest margin would have actually improved 0.05% from the comparable period one year ago to 3.52% for the three months ended March 31, 2004. Management aggressively managed the Company's cost of funds through the dramatic drop in short-term interest rates in 2001 and the continuation of a low interest rate environment throughout 2002 and 2003, and continues to closely monitor and manage net interest margin.

    Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

                                                                For the three months ended March 31,
                                                  -----------------------------------------------------------------
                                                               2004                              2003
                                                  ------------------------------  ---------------------------------
                                                              Interest   Average               Interest    Average
                                                   Average     Earned   Yield or   Average      Earned     Yield or
                                                   Balance    or Paid     Cost     Balance     or Paid      Cost
                                                  -----------------------------------------------------------------
ASSETS
Interest earnings assets:
Federal funds sold ............................   $  4,368   $      5     0.46%   $  19,118    $      47     0.98%
Interest-bearing deposits at
  financial institutions ......................     10,956         71     2.59%      13,820          123     3.56%
Investment securities (1) .....................    125,819      1,208     3.84%      81,473          988     4.85%
Gross loans receivable (2) ....................    536,763      7,468     5.57%     451,251        6,809     6.04%
                                                  -------------------             ----------------------
        Total interest earning assets .........    677,906      8,752     5.16%     565,662        7,967     5.63%

Noninterest-earning assets:
Cash and due from banks .......................   $ 29,625                        $  26,063
Premises and equipment ........................     12,477                            9,050
Less allowance for estimated losses on loans ..    l(8,972)                          (7,186)
Other .........................................     26,161                           14,259
                                                  --------                        ---------
   Total assets ...............................   $737,197                        $ 607,848
                                                  ========                        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits ..............   $172,094        322     0.75%   $ 141,034          365     1.04%
Savings deposits ..............................     14,571         12     0.33%      11,977           17     0.57%
Time deposits .................................    202,297      1,169     2.31%     193,312        1,488     3.08%
Short-term borrowings .........................     63,883        142     0.89%      38,119           87     0.91%
Federal Home Loan Bank advances ...............     83,553        800     3.83%      76,104          766     4.03%
Junior subordinated debentures ................     22,310        422     7.57%      12,000          283     9.43%
Other borrowings ..............................      5,000         36     2.88%       6,000           52     3.47%
                                                  -------------------             ----------------------
   Total interest-bearing
       liabilities ............................    563,708      2,903     2.06%     478,546        3,058     2.56%

Noninterest-bearing demand ....................    120,858                           86,112
Other noninterest-bearing
   liabilities ................................     10,989                            6,090
Total liabilities .............................    695,555                          570,748
Stockholders' equity ..........................     41,642                           37,100
                                                  --------                        ---------
   Total liabilities and
     stockholders' equity .....................   $737,197                        $ 607,848
                                                  ========                        =========
Net interest income ...........................              $5,849                             $  4,909
                                                             ======                             ========
Net interest spread ...........................                           3.10%                              3.07%
                                                                         ======                             ======
Net interest margin ...........................                           3.45%                              3.47%
                                                                         ======                             ======
Ratio of average interest earning assets to
  average interest-bearing liabilities ........    120.26%                          118.20%
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

             Analysis of Changes of Interest Income/Interest Expense

                    For the three months ended March 31, 2004

                                                                          Components
                                                      Inc./(Dec.)        of Change (1)
                                                          from       ------------------
                                                      Prior Period    Rate      Volume
                                                      --------------------------------
                                                              2004 vs. 2003
                                                      --------------------------------
                                                           (Dollars in Thousands)
INTEREST INCOME
Federal funds sold ................................   $   (42)      $   (17)   $   (25)
Interest-bearing deposits at financial institutions       (52)          (30)       (22)
Investment securities (2) .........................       220        (1,130)     1,350
Gross loans receivable (3) ........................       659        (2,816)     3,475
                                                      --------------------------------
        Total change in interest income ...........   $   785       $(3,993)   $ 4,778
                                                      --------------------------------
INTEREST EXPENSE
Interest-bearing demand deposits ..................   $   (43)      $  (382)   $   339
Savings deposits ..................................        (5)          (23)        18
Time deposits .....................................      (319)         (736)       417
Short-term borrowings .............................        55           (15)        70
Federal Home Loan Bank advances ...................        34          (188)       222
Junior subordinated debentures ....................       139          (338)       477
Other borrowings ..................................       (16)           (8)        (8)
                                                      --------------------------------
        Total change in interest expense ..........   $  (155)      $(1,690)   $ 1,535
                                                      --------------------------------

Total change in net interest income ...............   $   940       $(2,303)   $ 3,243
                                                      ================================

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

CRITICAL ACCOUNTING POLICY

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis, which discusses the allowance for loan losses in the section entitled "Financial Condition." Although management believes the levels of the allowance as of both March 31, 2004 and December 31, 2003 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Interest income increased by $773 thousand to $8.7 million for the three-month period ended March 31, 2004 when compared to $7.9 million for the quarter ended March 31, 2003. The increase of 10% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, partially offset by significant reductions in interest rates. The Company's average yield on interest-earning assets decreased 0.47% for the three months ended March 31, 2004 when compared to the three months ended March 31, 2003.

Interest expense decreased by $156 thousand from $3.1 million for the three-month period ended March 31, 2003 to $2.9 million for the three-month period ended March 31, 2004. The 5% decrease in interest expense was the result of a combination of significant reductions in interest rates, principally with respect to customers' deposits in subsidiary banks, almost entirely offset by greater average, outstanding balances in interest-bearing liabilities, principally with respect to junior subordinated debentures and customers' deposits in subsidiary banks. The Company's average cost of interest-bearing liabilities was 2.06% for the three months ended March 31, 2004, which was down 0.50% when compared to the three months ended March 31, 2003. Without the intended redemption of $12.0 million of trust preferred securities issued in 1999, the related issuance of new trust preferred securities, and the subsequent pay-off of the Company's line of credit, the Company's average cost of interest-bearing liabilities would have instead decreased from 2.56% for the comparable period one year ago to 2.00% for the three months ended March 31, 2004. Although excluding the impact of these events is a non-GAAP measure, management believes that it is important to provide such information due to the non-recurring nature of the related expense and to more accurately compare the results of the periods presented.

At March 31, 2004 and December 31, 2003, the Company had an allowance for estimated losses on loans of 1.69% and 1.65%, respectively, of gross loans. The provision for loan losses decreased by $474 thousand from $1.3 million for the three-month period ended March 31, 2003 to $857 thousand for the three-month period ended March 31, 2004. During the first quarter of 2004, management made monthly provisions for loan losses based upon a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. During the first  quarter of 2004,  the $857  thousand  provision to the allowance for loan losses was attributed 77%, or $661 thousand, to net growth in the loan portfolio, and 23%, or $196 thousand, to downgrades within the portfolio. For the three months ended March 31, 2004, there were no commercial loan charge-offs, and there were commercial recoveries of $10 thousand. Consumer loan charge-offs and recoveries totaled $59 thousand and $25 thousand, respectively, during the quarter. Credit card loans accounted for 39% of the first quarter consumer charge-offs. Residential real estate loans had no charge-offs or recoveries for the three months ended March 31, 2004.

Noninterest income of $2.4 million for the three-month period ended March 31, 2004 was a $125 thousand, or 5%, decrease from $2.5 million for the three-month period ended March 31, 2003. Noninterest income during each of the quarters in comparison consisted primarily of income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous income. The quarter ended March 31, 2004, when compared to the same quarter in 2003, posted a $202 thousand increase in fees earned by the merchant credit card operations of Bancard. Gains on the sale of residential real estate mortgage loans, net, decreased $694 thousand from the quarter ended March 31, 2003 to the same quarter in 2004, as a result of the significant decline in the refinancing of residential home mortgages. Additional variations in noninterest income consisted of a $120 thousand increase in trust department fees, a $78 thousand increase in deposit service fees, and a $170 thousand increase in other noninterest income. Other noninterest income in each quarter consisted primarily of investment advisory and management fees, earnings on the cash surrender value of life insurance, and income from associated companies.

Merchant credit card fees, neet of processing costs for the three months ended March 31, 2004 increased by 60% to $539 thousand from $337 thousand for the first quarter of 2003. In October 2002, the Company sold Bancard's ISO related merchant credit card operations to iPayment, Inc., and Bancard's core business focus was shifted to processing for its agent banks, cardholders, and local merchants. Through September 2003, Bancard continued to process ISO related transactions for iPayment, Inc. for a fixed monthly service fee, which increased as the temporary processing period was extended. For the first quarter of 2003, fixed monthly service fees collected from iPayment totaled $225 thousand, and Bancard's core merchant credit card fees, net of processing costs were $182 thousand. In September 2003, the transfer of the ISO related Visa/Mastercard processing activity to iPayment, Inc. was completed and significantly reduced Bancard's exposure to risk of credit card loss that the ISO activity carried with it. Bancard had established and carried ISO reserves, which provided coverage for this exposure. In March 2004, the Company recognized a recovery of $144 thousand from a reduction in these ISO reserves. Less this recovery and an additional $50 thousand of service fees collected from iPayment, Bancard's core merchant credit card fees, net of processing costs were $345 thousand for the first three months of 2004, or an improvement of 190% over the first three months of the previous year.

For the quarter ended March 31, 2004, trust department fees increased $120 thousand, or 21%, to $681 thousand from $561 thousand for the same quarter in 2003. There was continued development of existing trust relationships and the addition of new trust customers throughout the past twelve months, as well as an improvement in market values of securities held in trust accounts, when compared to one year ago. Each of these factors had a resulting impact in the calculation and realization of trust fees.

Deposit service fees increased $78 thousand, or 24%, to $409 thousand from $331 thousand for the three-month periods ended March 31, 2004 and March 31, 2003, respectively. This increase was primarily a result of the growth in noninterest bearing demand deposit accounts of $24.4 million, or 27%, since March 31, 2003. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, were $261 thousand for the three months ended March 31, 2004, which reflected a decrease of 73%, or $694 thousand, from $955 thousand for the three months ended March 31, 2003. The decrease resulted from the steep decline in mortgage refinances, which has been experienced in recent months, and its effect on the subsequent sale of the majority of residential mortgages into the secondary market. Management anticipates that the level of gains on sales of loans, net, will continue to be depressed significantly from those experienced throughout much of 2003.

For the quarter ended March 31, 2004, other noninterest income increased $170 thousand, or 56%, to $474 thousand from $304 thousand for the same quarter in 2003. The increase was primarily due to a combination of the improved generation of investment advisory and management fees from the subsidiary banks' investment center operations, increased earnings on the cash surrender value of life insurance, and the increase in income from associated companies.

Noninterest expenses for the three months ended March 31, 2004 were $6.1 million, as compared to $4.8 million for the same period in 2003, for an increase of $1.3 million, or 27%. The primary contributor to this significant increase was the $747 thousand loss on redemption of junior subordinated debentures, which reflected the write-off of unamortized TPS issuance costs related to the intended redemption, on June 30, 2004, of $12.0 million of capital securities issued in June 1999. Other significant components of noninterest expenses were salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both quarters.

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2004 and 2003.

                              Noninterest Expenses

                                                          Three months ended
                                                               March 31,
                                                       -----------------------

                                                          2004         2003      % change
                                                       ----------------------------------
Salaries and employee benefits .....................   $3,151,801   $2,884,792      9.3%
Professional and data processing fees ..............      465,276      429,070      8.4%
Advertising and marketing ..........................      213,792      148,756     43.7%
Occupancy and equipment expense ....................      730,990      651,697     12.2%
Stationery and supplies ............................      136,945      110,277     24.2%
Postage and telephone ..............................      166,280      153,565      8.3%
Bank service charges ...............................      137,842      111,682     23.4%
Insurance ..........................................      106,040      106,806     (0.7)%
Loss on redemption of junior subordinated debentures      747,490           --       NA
Other ..............................................      238,178      187,198     27.2%
        Total noninterest expenses .................   $6,094,634    4,783,843     27.4%

The quarter ended March 31, 2004 reflected a $747 thousand loss on the anticipated redemption of trust preferred securities at their earliest call date of June 30, 2004. For the quarter ended March 31, 2004, total salaries and benefits increased to $3.2 million or $267 thousand over the previous year's quarter total of $2.9 million. The increase of $267 thousand was primarily due to the Company's increase in employees from 198 full time equivalents to 222 from year-to-year, in combination with increased expenses related to both tax benefit rights and stock appreciation rights. Advertising and marketing fees increased 44% from $149 thousand for the three months ended March 31, 2003 to $214 thousand for the same three-month period in 2004. The $65 thousand increase was predominately due to special events and marketing materials showcasing the ten year anniversary of Quad City Bank & Trust. Other noninterest expense increased $51 thousand, or 27%, for the three months ended March 31, 2004 when compared to the like period in 2003. The increase was primarily due to loan expense incurred proportionate to the growth in the loan portfolios at the subsidiary banks. Occupancy and equipment expense increased $79 thousand, or 12%, from quarter to quarter. The increase was a proportionate reflection of the additional furniture, fixtures and equipment and leasehold improvements at the subsidiary banks. Stationary and supplies experienced a $27 thousand increase for the first three months of 2004, when compared to the like period in 2003. Increases in the volume of bank forms and copier/fax supplies used at the subsidiary banks were the primary contributors to the 24% increase. Bank service charges increased 23% from $112 thousand for the first quarter of 2003 to $138 thousand for the comparable quarter in 2004. The $26 thousand increase was a reflection of the increase in activity between the subsidiary banks and their upstream banks.

The provision for income taxes was $353 thousand for the three-month period ended March 31, 2004 compared to $396 thousand for the three-month period ended March 31, 2003 for a decrease of $43 thousand, or 11%. The decrease was the result of a decrease in income before income taxes of $34 thousand, or 3%, for the 2004 quarter when compared to the 2003 quarter, in combination with a decrease in the effective tax rate from 32.4 % in 2003 to 29.7% in 2004.

FINANCIAL CONDITION

Total assets of the Company increased by $57.9 million, or 8%, to $767.9 million at March 31, 2004 from $710.0 million at December 31, 2003. The growth resulted primarily from increases in the loan portfolio and in bank-owned life insurance, funded by the issuance of junior subordinated debentures and short-term borrowings.

Cash and due from banks increased by $3.6 million, or 15%, to $28.0 million at March 31, 2004 from $24.4 million at December 31, 2003. Cash and due from banks represented both cash maintained at its subsidiary banks, as well as funds that the Company and its banks had deposited in other banks in the form of non-interest bearing demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At March 31, 2004, the subsidiary banks had $3.6 million invested in such funds. This amount decreased by $410 thousand, or 10%, from $4.0 million at December 31, 2003. The decrease was primarily due to the management of liquidity positions at both subsidiary banks

Interest-bearing deposits at financial institutions decreased by $1.1 million, or 11%, to $9.3 million at March 31, 2004 from $10.4 million at December 31, 2003. Included in interest-bearing deposits at financial institutions are demand accounts, money market accounts, and certificates of deposit. The decrease was the result of decreases in money market accounts of $184 thousand and maturities of certificates of deposit totaling $990 thousand.

Securities increased by $2.6 million, or 2%, to $131.4 million at March 31, 2004 from $128.8 million at December 31, 2003. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $361 thousand were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $311 thousand. Maturities and calls of securities occurred in the amount of $13.9 million. These portfolio decreases were offset by a combination of the purchase of an additional $16.9 million of securities, classified as available for sale, and an increase in the fair value of securities, classified as available for sale, of $301 thousand.

Total loans receivable increased by $39.2 million, or 8%, to $561.7 million at March 31, 2004 from $522.5 million at December 31, 2003. The increase was the result of the origination or purchase of $112.1 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $24 thousand, and loan repayments or sales of loans of $72.9 million. During the three months ended March 31, 2004, Quad City Bank & Trust contributed $72.2 million, or 64%, and Cedar Rapids Bank & Trust contributed $39.9 million, or 36%, of the Company's loan originations or purchases. Cedar Rapids Bank & Trust participated $7.9 million, or 20%, of their originations during the period to Quad City Bank & Trust. The mix of loan types within the Company's portfolio at March 31, 2004 reflected 83% commercial, 8% real estate and 9% consumer loans. The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.

The allowance for estimated losses on loans was $9.5 million at March 31, 2004 compared to $8.7 million at December 31, 2003, an increase of $833 thousand, or 10%. The allowance for estimated losses on loans was determined based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions, and other factors that, in management's judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. The loan portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed on all credits risk-rated less than "fair quality" and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the board of directors.

Although management believes that the allowance for estimated losses on loans at March 31, 2004 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company is focusing efforts at its subsidiary banks in an attempt to improve the overall quality of the Company's loan portfolio. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may still be negatively impacted by the substantial decline in equity security prices experienced in the period from 2000 through 2002. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans, and require further increases in the provision.

Net charge-offs for the three months ended March 31 were $24 thousand in 2003 and $769 thousand in 2003. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the gross loan portfolio. The allowance for estimated losses on loans as a percentage of gross loans was 1.69% at March 31, 2004 and 1.65% at December 31, 2003.

At March 31, 2004, total nonperforming assets were $7.4 million compared to $5.0 million at December 31, 2003. The $2.4 million increase was the result of a $1.6 million increase in nonaccrual loans in combination with an increase of $851 thousand in accruing loans past due 90 days or more. All of the nonperforming assets were located in the loan portfolio at Quad City Bank & Trust. The loans in the Cedar Rapids Bank & Trust loan portfolio have been originated since the bank's inception in 2001, and none of the loans have been categorized as nonperforming assets. As the loan portfolio at Cedar Rapids Bank & Trust matures, it is likely that there will be nonperforming loans or charge-offs associated with the portfolio.

Nonaccrual loans were $5.8 million at March 31, 2004 compared to $4.2 million at December 31, 2003, an increase of $1.6 million. The increase in nonaccrual loans was comprised of increases in commercial loans of $1.3 million, real estate loans of $211 thousand and consumer loans of $56 thousand. The $1.3 million increase in nonaccrual commercial loans for the quarter was primarily due to the addition of two commercial lending relationships totaling $1.1 million at Quad City Bank & Trust. Six large commercial lending relationships at Quad City Bank & Trust, with an aggregate outstanding balance of $4.5 million, comprised 78% of the nonaccrual loans at March 31, 2004. Management increased the Company's percentage of allowance for estimated loan losses to total loans from 1.65% at December 31, 2003 to 1.69% at March 31, 2004. Management is closely monitoring the Company's loan portfolio and the level of allowance for loan losses. Management continues to focus efforts to improve the overall quality of the loan portfolio. Nonaccrual loans represented approximately one percent of the Company's held for investment loan portfolio at March 31, 2004.

From December 31, 2003 to March 31, 2004, accruing loans past due 90 days or more increased from $756 thousand to $1.6 million. Six lending relationships at Quad City Bank & Trust comprised $1.5 million, or 95%, of this balance at March 31, 2004. Three of these six relationships, carrying an aggregate balance of $894 thousand, became current with their payments early in the second quarter of 2004.

Premises and equipment showed an increase of $917 thousand, or 8%, to climb to $12.9 million at March 31, 2004 from $12.0 million at December 31, 2003. During the three-month period there were purchases of additional furniture, fixtures and equipment and leasehold improvements of $1.2 million, which were partially offset by depreciation expense of $329 thousand.

In August 2003, Quad City Bank & Trust purchased the northern segment of its Brady Street facility in Davenport, which had previously been owned by the developer of the property. Project costs incurred during the first quarter of 2004 totaled $527 thousand. In September 2003, the Company announced plans for a fifth Quad City Bank & Trust banking facility, to be located in west Davenport. During October 2003, the Company purchased a site for this location, and during the first quarter of 2004, the Company experienced costs of $19 thousand for demolition and site preparation. Total costs for this project are anticipated to be approximately $1.7 million, which will likely be completed in late 2004 or early 2005. In the fall of 2003, Quad City Bank & Trust initiated the purchase of check and document imaging hardware and software. During the first quarter of 2004, purchases related to this project totaled $432 thousand. In February 2004, Cedar Rapids Bank & Trust announced plans to build a facility in downtown Cedar Rapids. The Bank's main office will be relocated to this site in early 2005, when completion is anticipated. Costs for this facility during the first quarter of 2004 were $21 thousand, and total costs are projected to be $5.0 million at completion. Cedar Rapids Bank & Trust also intends to construct a branch office during 2004.

Accrued interest receivable on loans, securities and interest-bearing deposits with financial institutions increased by $158 thousand, or 4%, to $3.8 million at March 31, 2004 from $3.6 million at December 31, 2003.

Bank-owned life insurance increased by $12.0 million from $3.1 million at December 31, 2003 to $15.1 million at March 31, 2004. The subsidiary banks purchased life insurance of $8.0 million in connection with the establishment of benefit plans for the executive officers of the Company. These plans prescribe the payment of supplemental retirement benefits to the executive officers at retirement. In addition, the Company purchased life insurance totaling $3.9 million on the lives of a number of senior management personnel in connection with the execution of employment agreements and the establishment of deferred compensation arrangements with these officers. These new purchases during the quarter, combined with the existing bank-owned life insurance, resulted in each subsidiary bank holding investments in bank-owned life insurance contracts near the regulatory maximum allowable. These purchases were made due to the significant tax-equivalent yields available on bank-owned life insurance, and the possibility of legislative action that could restrict or eliminate the tax advantaged status of future purchases of bank-owned life insurance. Earnings on bank-owned life insurance totaled $90 thousand for the quarter ended March 31, 2004, and benefit expense associated with the supplemental retirement benefits and deferred compensation arrangements was $37 thousand and $1 thousand, respectively, for the same period.

Other assets increased by $1.8 million, or 18%, to $11.5 million at March 31, 2004 from $9.7 million at December 31, 2003. Other assets included $5.4 million of equity in Federal Reserve Bank and Federal Home Loan Bank stock, $1.4 million in investments in unconsolidated companies, $540 thousand of accrued trust department fees, $408 thousand of unamortized prepaid TPS offering expenses, $398 thousand of prepaid Visa/Mastercard processing charges, other miscellaneous receivables, and various prepaid expenses.

Deposits increased by $582 thousand, or less than 1%, to $512.2 million at March 31, 2004 from $511.6 million at December 31, 2003. The increase resulted from an $11.2 million net decrease in non-interest bearing, NOW, money market and savings accounts offset by an $11.8 million net increase in interest-bearing certificates of deposit. As anticipated for several quarters, the merchant credit card processing for the independent sales organization ("ISO") portfolio, which was sold to iPayment, Inc. in October 2001, was transferred to another processor on February 1, 2004. Funds related to this transfer accounted for $9.8 million of the decrease in non-interest bearing deposits from December 31, 2003 to March 31, 2004.

Short-term borrowings increased $34.1 million, or 66%, from $51.6 million at December 31, 2003 to $85.7 million at March 31, 2004. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. Short-term borrowings were comprised of customer repurchase agreements of $41.6 million and $34.7 million at March 31, 2004 and December 31, 2003, respectively, as well as federal funds purchased of $44.1 million at March 31, 2004 and $16.9 million at December 31, 2003.

Federal Home Loan Bank advances increased by $12.0 million, or 16%, to $88.2 million at March 31, 2004 from $76.2 million at December 31, 2003. As a result of their memberships in the FHLB of Des Moines, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.

Other borrowings were eliminated at March 31, 2004 for a decrease of $10.0 million from December 31, 2003. In September 2001, the Company had drawn a $5.0 million advance on a line of credit at an upstream correspondent bank as partial funding for the initial capitalization of Cedar Rapids Bank & Trust. In February and July 2003, the Company drew additional advances of $2.0 million and $3.0 million, respectively, as funding to maintain the required level of regulatory capital at Cedar Rapids Bank & Trust in light of the bank's growth. In February 2004, the Company formed two trusts, which, in a private transaction, issued $8.0 million of floating rate trust preferred securities and $12.0 million of fixed rate trust preferred securities. Partial proceeds from this transaction were used to pay off the $10.0 million unsecured credit note balance existing on that date.

Junior subordinated debentures increased $20.6 million, or 172%, from $12.0 million at December 31, 2003 to $32.6 million at March 31, 2004. In June 1999, the Company issued 1,200,000 shares of trust preferred securities through a newly formed subsidiary, Trust I. These securities were $12.0 million at both March 31, 2004 and December 31, 2003. The Company intends to redeem these securities on June 30, 2004. In February 2004, the Company formed two new subsidiaries and issued, in a private transaction, the $8.0 million of floating rate trust preferred securities and $12.0 million of fixed rate trust preferred securities of Trust II and Trust III, respectively.

Other liabilities were $6.2 million at March 31, 2004, down $524 thousand, or 8%, from $6.7 million at December 31, 2003. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At March 31, 2004, the most significant components of other liabilities were $1.7 million of accounts payable, $3.4 million of accrued expenses, and $1.1 million of interest payable.

Common stock at March 31, 2004 was $2.9 million, which was unchanged from December 31, 2003. A slight increase of $9 thousand was the result of stock issued from the net exercise of stock options and stock purchased under the employee stock purchase plan. On April 23, 2004, the Company announced that the board of directors had declared a three-for-two common stock split to be paid in the form of a fifty percent stock dividend on May 28, 2004 to stockholders of record on May 10, 2004.

Additional paid-in capital totaled $17.2 million at March 31, 2004 up $100 thousand, or 1%, from $17.1 million at December 31, 2003. The increase resulted primarily from proceeds received in excess of the $1.00 per share par value for the 8,818 shares of common stock issued as the result of the net exercise of stock options and stock purchased under the employee stock purchase plan.

Retained earnings increased by $836 thousand, or 4%, to $21.7 million at March 31, 2004 from $20.9 million at December 31, 2003. The increase reflected net income for the three-month period. On April 23, 2004, the Company announced that the board of directors had declared a cash dividend of $0.04 per share, or approximately $169 thousand, to be paid on July 2, 2004, to stockholders of record on June 18, 2004.

Unrealized gains on securities available for sale, net of related income taxes, totaled $2.0 million at March 31, 2004 as compared to $1.8 million at December 31, 2003. The increase in gains of $187 thousand was attributable to increases during the period in fair value of the securities identified as available for sale.

At both March 31, 2004 and December 31, 2003, the Company held 90,219 treasury shares at a total cost of $855 thousand. The weighted average cost of the shares was $9.47. Share and per share data has been retroactively adjusted to effect a 3:2 common stock split declared on April 22, 2004 and payable on May 28, 2004, as if it had occurred on January 1, 2003. On April 30, 2004, these treasury shares were retired by the Company.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash used in operating activities, consisting primarily of funds used for loan originations, was $659 thousand for the three months ended March 31, 2004 compared to $15.0 million net cash provided in the same period in 2003. Net cash used in investing activities, consisting principally of loan originations to be held for investment and purchases of available for sale securities, was $52.9 million for the three months ended March 31, 2004 and $30.3 million for the three months ended March 31, 2003. Net cash provided by financing activities, consisting primarily of proceeds from short-term borrowings and the issuance of junior subordinated debentures, for the three months ended March 31, 2004 was $57.1 million, and for the same period in 2003 was $19.6 million.

The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At March 31, 2004, the subsidiary banks had nine lines of credit totaling $61.0 million, of which $8.0 million was secured and $53.0 million was unsecured. At December 31, 2003, the subsidiary banks had seven lines of credit totaling $41.0 million, of which $4.0 million was secured and $37.0 million was unsecured. At both March 31, 2004 and December 31, 2003, the Company also had an unsecured revolving credit note, which matures on July 21, 2004, at its primary correspondent bank for $15.0 million. At March 31, 2004, there was no outstanding balance on this note. At December 31, 2003, the note had an outstanding balance of $10.0 million.

On February 18, 2004, the Company issued $8.0 million of floating rate trust preferred securities and $12.0 million of fixed rate trust preferred securities. The securities represent undivided beneficial interests in Trust II and Trust III, which were established by the Company for the purpose of issuing the trust preferred securities. The securities issued by Trust II and Trust III mature in 30 years. The floating rate trust preferred securities are callable at par after five years and the fixed rate trust preferred securities are callable at par after seven years. The floating rate trust preferred securities have a variable rate based on the three-month LIBOR, reset quarterly, with the initial rate set at 3.97%, and the fixed rate trust preferred securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they will convert to a variable rate based on the three-month LIBOR, reset quarterly. Both Trust II and Trust III used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of QCR Holdings, Inc. The Company incurred issuance costs of $410 thousand, which are being amortized over the lives of the securities.

The Company used the net proceeds for general corporate purposes, which included the pay-off of the $10.0 million balance on the Company's unsecured revolving credit note and an infusion of $2.0 million to Cedar Rapids Bank & Trust for capital maintenance purposes. Management's intention is to use the balance of the proceeds toward the redemption, in June 2004, of the $12.0 million of 9.2% cumulative trust preferred securities issued by Trust I in 1999. Based on this intention, $747 thousand of unamortized issuance costs related to the trust preferred securities of Trust I were expensed as of March 31, 2004.

On April 23, 2004, the Company announced a cash dividend of $0.04 per share, or approximately $169 thousand, payable on July 2, 2004 to shareholders of record on June 18, 2004. It is the Company's intention to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, however believes that operating results have reached a level that can sustain dividends to stockholders as well.

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

One method used to quantify interest rate risk is the net portfolio value analysis. This analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The most recent net portfolio value analysis, as of December 31, 2003, projected that net portfolio value would decrease by approximately 6.15% if interest rates would rise 200 basis points over the next year. It projected an increase in net portfolio value of approximately 4.36% if interest rates would drop 200 basis points. Both simulations are within the board-established policy limits of a 10% decline in value.

Part I
Item 4

                             CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

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

Item 2   Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities                       -    None

Item 3   Defaults Upon Senior Securities                      -    None

Item 4   Submission of Matters to a Vote of Security Holders  -    None

Item 5   Other Information                                    -    None

Item 6   Exhibits and Reports on Form 8-K

         (a)   Exhibits

               10.1 Indenture by and between QCR  Holdings,  Inc. / QCR Holdings
                    Statutory Trust II and U.S. Bank National Association, as debenture and institutional trustee, dated February 18, 2004 (exhibit is being filed herewith).

               10.2 Indenture by and between QCR  Holdings,  Inc. / QCR Holdings
                    Statutory Trust III and U.S. Bank National Association, as debenture and institutional trustee, dated February 18, 2004 (exhibit is being filed herewith).

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

         (b)   Reports on Form 8-K

               A report on Form 8-K was filed on January 29, 2004 under Item 12, which reported the Company's financial information, including earnings for the quarter ended December 31, 2003, in the form of a press release.

               A report on Form 8-K was filed on February 19, 2004 under Item 5, which announced the Company's issuance of $8.0 million of floating rate capital securities and $12.0 million of fixed rate capital securities, in the form of a press release.

               A report on Form 8-K was filed on March 24, 2004 under Item 12, which reported the Company's financial information, including earnings for the quarter ended December 31, 2003, in the form of a shareholder letter dated March 2004.

               A report on Form 8-K was filed on April 23, 2004, which reported the Company's financial information, including earnings for the quarter ended March 31, 2004, pursuant to Item 12, as well as the Company's declaration of a 3:2 common stock split and also, a cash dividend of $0.04 per share, pursuant to Item 5.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     QCR HOLDINGS, INC.
                                                     (Registrant)

Date    May 13, 2004                                  /s/ Michael A. Bauer
                                                      --------------------------
                                                      Michael A. Bauer, Chairman


Date    May 13, 2004                                  /s/ Douglas M. Hultquist
                                                      --------------------------
                                                      Douglas M. Hultquist,
                                                      President Chief Executive
                                                      Officer

Date    May 13, 2004                                  /s/ Todd A. Gipple
                                                      --------------------------
                                                      Todd A. Gipple, Executive
                                                      Vice President
                                                      Chief Financial Officer