Form 10-Q
period 2004-06-30
QCR HOLDINGS INC
filed 2004-08-11
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934
      For the quarterly  period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ------------ to -------------

                         Commission file number 0-22208

                               QCR HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                           42-1397595
(State or other jurisdiction of                       (I.R.S. EmployerID Number)
 incorporation or organization)

               3551 7th Street, Suite 204, Moline, Illinois 61265
                    (Address of principal executive offices)

                                 (309) 736-3580
              (Registrant's telephone number, including area code)


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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 1, 2004, the Registrant had outstanding 4,229,453 shares of common stock, $1.00 par value per share.

                       QCR HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                            Page
                                                                          Number

Part I  FINANCIAL INFORMATION

        Item 1  Consolidated Financial Statements (Unaudited)

                Consolidated Balance Sheets,
                June 30, 2004 and December 31, 2003                            3

                Consolidated Statements of Income,
                For the Three Months Ended June 30, 2004 and 2003              4

                Consolidated Statements of Income,
                For the Six Months Ended June 30, 2004 and 2003                5

                Consolidated Statements of Cash Flows,
                For the Six Months Ended June 30, 2004 and 2003                6

                Notes to Consolidated Financial Statements                  7-10

        Item 2  Management's Discussion and Analysis of
                Financial Condition and Results of Operations              11-26

        Item 3  Quantitative and Qualitative Disclosures                   26-27
                About Market Risk

        Item 4  Controls and Procedures                                    27-28

Part II  OTHER INFORMATION

        Item 1  Legal Proceedings                                             29

        Item 2  Changes in Securities, Use of Proceeds and Issuer
                Purchases of Equity Securities                                29

        Item 3  Defaults Upon Senior Securities                               29

        Item 4  Submission of Matters to a Vote of Security Holders           29

        Item 5  Other Information                                             29

        Item 6  Exhibits and Reports on Form 8-K                           29-30

        Signatures                                                            31

Part I
Item 1

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                       June 30, 2004 and December 31, 2003

                                              June 30,              December 31,
                                                2004                    2003
                                           --------------        ---------------
ASSETS
Cash and due from banks                    $   32,058,828        $   24,427,573
Federal funds sold                              9,275,000             4,030,000
Interest-bearing deposits at
  financial institutions                        9,695,860            10,426,092
Securities held to maturity,
  at amortized cost                               400,008               400,116
Securities available for sale,
  at fair value                               130,796,692           128,442,926
                                            --------------       ---------------
                                              131,196,700           128,843,042
                                            --------------       ---------------
Loans receivable held for sale                  4,363,774             3,790,031
Loans receivable held for investment          587,820,591           518,681,380
Less: Allowance for estimated losses
  on loans                                     (9,745,968)           (8,643,012)
                                            --------------        --------------
                                              582,438,397           513,828,399
                                            --------------        --------------
Premises and equipment, net                    14,011,606            12,028,532
Accrued interest receivable                     3,652,206             3,646,108
Bank-owned life insurance                      15,358,194             3,085,797
Other assets                                   13,853,895             9,724,012
                                            -------------         --------------
        Total assets                       $  811,540,686        $  710,039,555
                                           ==============        ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing                    $  106,271,687         $  130,962,916
   Interest-bearing                          403,010,012            380,688,947
                                          --------------         ---------------
     Total deposits                          509,281,699            511,651,863
                                          --------------         ---------------
Short-term borrowings                        126,881,723             51,609,801
Federal Home Loan Bank advances               96,628,400             76,232,348
Other borrowings                               7,000,000             10,000,000
Junior subordinated debentures                20,620,000             12,000,000
Other liabilities                              8,209,212              6,722,808
                                          --------------          --------------
        Total liabilities                    768,621,034            668,216,820
                                          --------------          --------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value;
   shares authorized, June 2004 -
   10,000,000 and December 2003 -
   5,000,000; June 2004 - 4,224,462
   shares issued and outstanding,
   December 2003 - 4,295,985*
   shares issued and 4,205,766*
   outstanding                                 4,224,462              2,863,990
Additional paid-in capital                    15,543,326             17,143,868
Retained earnings                             22,748,989             20,866,749
Accumulated other comprehensive income           402,875              1,802,664
                                            ------------          --------------
                                              42,919,652             42,677,271
Less:  Cost of common shares acquired for
  the treasury; June 2004 - none;
  December 2003 - 90,219                               -               (854,536)
                                            ------------          --------------
Total stockholders' equity                    42,919,652             41,822,735
                                            ------------           -------------
Total liabilities and stockholders'
  equity                                  $  811,540,686         $  710,039,555
                                          ==============         ===============


* Share and per share data has been retroactively adjusted to effect a 3:2 common stock split, which occurred on May 28, 2004, as if it had occurred on January 1, 2003.

See Notes to Consolidated Financial Statements

                          QCR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               Three Months Ended June 30

                                                       2004                2003
                                                 -------------------------------
Interest and dividend income:
  Loans, including fees                              8,024,411        7,302,264
  Securities:
   Taxable                                             987,279          757,712
   Nontaxable                                          144,289          119,985
  Interest-bearing deposits at
    financial institutions                              66,757          111,856
  Federal funds sold                                     2,989           54,407
                                                    ----------       -----------
Total interest and dividend income                   9,225,725        8,346,224
                                                    ----------       -----------

Interest expense:
  Deposits                                           1,519,714        1,826,459
  Short-term borrowings                                237,687          101,556
  Federal Home Loan Bank advances                      860,472          957,189
  Other borrowings                                      10,172           58,555
  Junior subordinated debentures                       578,868          283,377
                                                     ---------       -----------
Total interest expense                               3,206,913        3,227,136
                                                     ---------       -----------
Net interest income                                  6,018,812        5,119,088
Provision for loan losses                              467,659          358,000
                                                     ---------       -----------
  Net interest income after provision
    for loan loss                                    5,551,153        4,761,088

Noninterest income:
  Merchant credit card fees, net of
    processing costs                                   302,085          657,754
  Trust department fees                                608,031          580,579
  Deposit service fees                                 407,764          362,923
  Gains on sales of loans, net                         406,435        1,214,011
  Securities gains, net                                 26,188             (591)
  Other                                                628,909          434,062
                                                     ---------        ----------
Total noninterest income                             2,379,412        3,248,738
                                                     ---------        ----------
Noninterest expenses:
  Salaries and employee benefits                     3,119,302        3,200,921
  Professional and data processing fees                530,826          530,436
  Advertising and marketing                            287,198          204,770
  Occupancy and equipment expense                      790,760          656,741
  Stationery and supplies                              132,247          114,443
  Postage and telephone                                162,779          164,557
  Bank service charges                                 147,401          111,581
  Insurance                                            125,073          102,403
  Other                                                141,994          313,728
                                                     ---------        ----------
Total noninterest expenses                           5,437,580        5,399,579
                                                     ---------        ----------
  Income before income taxes                         2,492,985        2,610,247
Federal and state income taxes                         821,773          883,347
                                                     ---------        ----------
  Net income                                     $   1,671,212    $   1,726,900
                                                     =========        ==========
Earnings per common share:  *
  Basic                                          $        0.40    $        0.41
  Diluted                                        $        0.39    $        0.41
  Weighted average common shares outstanding         4,212,795        4,165,878
  Weighted average common and common equivalent      4,322,443        4,265,559
    shares outstanding

Cash dividends declared per common share*        $        0.00    $        0.00
                                                     =========        ==========
Comprehensive income                             $      84,736    $   2,069,385
                                                     =========        ==========

*Share and per share data has been retroactively adjusted to effect a 3:2 common stock split, which occurred on May 28, 2004, as if it had occurred on January 1, 2003.

See Notes to Consolidated Financial Statements

                            QCR HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                     Six Months Ended June 30

                                                        2004           2003
                                                   -----------------------------
Interest and dividend income:
  Loans, including fees                            $  15,492,896  $  14,111,493
  Securities:
    Taxable                                            1,978,684      1,563,881
    Nontaxable                                           287,101        240,242
  Interest-bearing deposits at
    financial institutions                               138,272        234,918
  Federal funds sold                                       7,579        101,757
                                                   -------------   -------------
Total interest and dividend income                    17,904,532     16,252,291
                                                   -------------   -------------
Interest expense:
  Deposits                                             3,022,895      3,695,524
  Short-term borrowings                                  379,937        188,864
  Federal Home Loan Bank advances                      1,660,607      1,723,436
  Other borrowings                                        46,050        110,515
  Junior subordinated debentures                       1,000,293        566,753
                                                   -------------    ------------
Total interest expense                                 6,109,782      6,285,092
                                                   -------------    ------------
Net interest income                                   11,794,750      9,967,199
Provision for loan losses                              1,324,500      1,688,427
                                                   -------------    ------------
Net interest income after provision
  for loan losses                                     10,470,250      8,278,772

Noninterest income:
  Merchant credit card fees, net of
    processing costs                                     841,283        995,247
  Trust department fees                                1,288,835      1,141,721
  Deposit service fees                                   817,108        693,771
  Gains on sales of loans, net                           667,853      2,169,420
  Securities gains (losses), net                          26,188           (591)
  Other                                                1,096,881        737,993
                                                   -------------     -----------
Total noninterest income                               4,738,148      5,737,561
                                                   -------------     -----------
Noninterest expenses:
  Salaries and employee benefits                       6,271,103      6,085,713
  Professional and data processing fees                  996,102        959,506
  Advertising and marketing                              500,990        353,526
  Occupancy and equipment expense                      1,521,750      1,308,438
  Stationery and supplies                                269,192        224,720
  Postage and telephone                                  329,059        318,122
  Bank service charges                                   285,243        223,263
  Insurance                                              225,567        209,209
  Loss on redemption of junior
    subordinated debentures                              747,490              -
  Other                                                  380,172        500,926
                                                   -------------     -----------
Total noninterest expenses                            11,526,668     10,183,422
                                                   -------------     -----------
Income before income taxes                             3,681,730      3,832,911
Federal and state income taxes                         1,174,601      1,279,063
                                                   -------------     -----------
Net income                                         $   2,507,129  $   2,553,848
                                                   =============     ===========
Earnings per common share:*
  Basic                                            $        0.60  $        0.61
  Diluted                                          $        0.58  $        0.60
  Weighted average common shares outstanding           4,213,635      4,158,200
  Weighted average common and common equivalent        4,330,533      4,253,576


Cash dividends declared per common share*                   0.04           0.03
                                                   =============     ===========
Comprehensive income                               $   1,107,340  $   2,971,765
                                                   =============     ===========

* Share and per share data has been retroactively adjusted to effect a 3:2 common stock split, which occurred on May 28, 2004, as if it had occurred on January 1, 2003.

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            Six Months Ended June 30

                                                         2004           2003
                                                --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                         $   2,507,129    $ 2,553,848
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation                                           685,551        527,914
  Provision for loan losses                            1,324,500      1,688,427
  Amortization of offering costs on
    subordinated debentures                               10,775         14,753
  Loss on redemption of junior
    subordinated debentures                              747,490             -
  Amortization of premiums on
    securities, net                                      578,330        287,770
  Investment securities (gains) losses, net              (26,188)           591
  Loans originated for sale                          (45,896,508)  (140,594,814)
  Proceeds on sales of loans                          45,990,618    143,917,116
  Net gains on sales of loans                           (667,853)    (2,169,420)
  Net losses on sales of premises and
    equipment                                                  -         40,299
  Tax benefit of nonqualified stock
    options exercised                                    113,437        113,489
  (Increase) decrease in accrued interest
     receivable                                           (6,098)        13,908
  (Increase) decrease in other assets                 (4,049,784)    12,538,885
   Increase (decrease) in other liabilities            1,485,264       (619,978)
                                                    ------------     -----------
Net cash provided by operating activities          $   2,796,663     18,312,788
                                                    ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net  increase  in federal  funds  sold                (5,245,000)   (17,355,000)
Net decrease  in  interest-bearing  deposits
  at financial institutions                              730,232      2,481,216
Activity in securities portfolio:
  Purchases                                          (31,993,964)   (25,280,886)
  Calls and maturities                                25,848,001     10,750,000
  Paydowns                                             1,002,010      2,530,330
  Activity in bank-owned life insurance:
    Purchases                                        (11,950,717)       (66,312)
    Increase in cash value                              (321,680)       (73,738)
Net loans originated and held for investment         (69,360,755)   (41,829,346)
Purchase of premises and equipment                    (2,676,872)      (484,675)
Proceeds from sales of premises and equipment              8,247        222,479
                                                    ------------     -----------
Net cash used in investing activities              $ (93,960,498)   (69,105,932)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase in deposit accounts         (2,370,164)    48,303,419
  Net increase in short-term borrowings               75,271,922      3,395,132
  Activity in Federal Home Loan Bank advances:
    Advances                                          28,500,000     10,350,000
    Payments                                          (8,103,948)    (6,043,425)
  Net (decrease) increase in other borrowings         (3,000,000)     2,000,000
  Proceeds from issuance of junior
    subordinated debentures                           20,620,000              -
  Redemption of junior subordinated debentures       (12,000,000)             -
  Payment of cash dividends                             (167,838)      (138,146)
  Payment of fractional shares on 3:2 stock split         (2,549)             -
  Proceeds from issuance of common stock, net             47,667         10,133
                                                    ------------     -----------
Net cash provided by financing activities          $  98,795,090     57,877,113
                                                    ------------     -----------
Net increase in cash and due from banks                7,631,255      7,083,969
Cash and due from banks, beginning                    24,427,573     24,906,003
                                                    ------------     -----------
Cash and due from banks, ending                    $  32,058,828    $31,989,972
                                                    ============     ===========
Supplemental disclosure of cash flow information,
  cash payments for:
    Interest                                       $   6,200,693    $ 6,713,509
                                                    ============     ===========
    Income/franchise taxes                         $     536,535    $ 2,312,153
                                                    ============     ===========
Supplemental schedule of noncash investing
  activities:
    Change in accumulated other comprehensive
    income, unrealized (losses)/gains on
    securities available for sale, net             $ (1,399,789)    $   417,917
                                                   =============    ============

                               QCR HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform with the current period presentation.

      Principles of consolidation: The accompanying consolidated financial statements include the accounts of QCR Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company ("Quad City Bank & Trust"), Cedar Rapids Bank and Trust Company ("Cedar Rapids Bank & Trust"), Quad City Bancard, Inc. ("Bancard"), and Quad City Liquidation Corporation ("QCLC"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also wholly owns QCR Holdings Statutory Trust II ("Trust II"), and QCR Holdings Statutory Trust III ("Trust III"). These two entities were both established by the Company for the sole purpose of issuing trust preferred securities. As required by a ruling of the Securities and Exchange Commission in December 2003, the Company's equity investments in these entities are not consolidated, but are included in other assets on the consolidated balance sheet for $620 thousand in aggregate. In addition to these six wholly owned subsidiaries, the Company has an aggregate investment of $330 thousand in three associated companies, Nobel Electronic Transfer, LLC, Nobel Real Estate Investors, LLC, and Velie Plantation Holding Company. The Company owns 20% equity positions in each of these associated companies.

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

                                Three Months Three Months Six Months Six Months
                                   Ended         Ended      Ended      Ended
                                  June 30,     June 30,    June 30,   June 30,
                                   2004          2003        2004       2003
                                 -----------------------------------------------
Net income, as reported          $1,671,212  $1,726,900  $2,507,129  $2,553,848
  Deduct total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects        (30,864)    (25,416)    (64,563)    (51,613)
                                 -----------------------------------------------
Net income                       $1,640,348  $1,701,484  $2,442,566 $ 2,502,235
                                 ===============================================
Earnings per share:*
Basic
As reported                           $0.40       $0.41       $0.60       $0.61
Pro forma                              0.39        0.41        0.58        0.60
Diluted:
As reported                           $0.39       $0.41       $0.58       $0.60
Pro forma                              0.38        0.40        0.57        0.59

* Share and per share data has been retroactively adjusted to effect a 3:2 common stock split, which occurred on May 28, 2004, as if it had occurred on January 1, 2003.

      In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions for grants during the six months ended June 30, 2004 and 2003: dividend rate of 0.38% to 0.43% for the six months ended June 30, 2004 and 0.59% for the six months ended June 30, 2003; expected price volatility of 23.54% to 24.88%; risk-free interest rate based upon current rates at the date of grants (3.68% to 4.72% for stock options and 0.82% to 1.29% for the employee stock purchase plan); and expected lives of 10 years for stock options and 3 months to 6 months for the employee stock purchase plan.

NOTE 2 - EARNINGS PER SHARE

      The following information was used in the computation of earnings per share on a basic and diluted basis. Share and per share data has been retroactively adjusted to effect a 3:2 common stock split, which occurred on May 28, 2004, as if it had occurred on January 1, 2003.

                                Three months ended              Six months ended

                                     June30,                        June 30,
                                     -------                        --------
                                     2004        2003        2004         2003
                                     ----        ----        ----         ----
Net income, basic and diluted
Earnings                          $1,671,212  $1,726,900  $2,507,129  $2,553,848
                                  ==========  ==========  ==========  ==========
Weighted avereage common shares
Outstanding                        4,212,795   4,165,878   4,213,635   4,158,200

Weighted average common shares
issuable upon exercise of stock
options and under the
employee stock purchase plan         109,648      99,681     116,898      95,376
                                     -------      ------     -------      ------
Weighted average common and
common equivalent shares
outstanding                        4,322,443   4,265,559   4,330,533   4,253,576
                                   =========   =========   =========   =========

NOTE 3 - BUSINESS SEGMENT INFORMATION

      Selected financial information on the Company's business segments is presented as follows for both the three-month and six-month periods ended June 30, 2004 and 2003, respectively.

                                 Three months ended         Six months ended
                                      June 30,                  June 30,
                                 2004         2003         2004         2003
                                 ----         ----         ----         ----
Revenue:
  Commercial banking        $10,505,587   $10,250,725  $20,149,586  $19,605,673
  Credit card processing        348,056       698,852      932,735    1,080,362
  Trust management              608,032       580,578    1,288,836    1,141,721
  All other                     143,462        64,807      271,523      162,096
                            -----------   -----------  -----------  -----------
    Total revenue           $11,605,137   $11,594,962  $22,642,680  $21,989,852
                            ===========   ===========  ===========  ===========

Net income (loss):
  Commercial banking        $ 1,897,154   $ 1,660,457  $ 3,166,773  $ 2,540,163
  Credit card processing        100,535       334,005      345,399      491,712
  Trust management              135,426       129,027      334,901      257,679
  All other                    (461,903)     (396,589)  (1,339,944)    (735,706)
                            -----------   -----------  -----------  ------------
    Total net income        $ 1,671,212   $ 1,726,900  $ 2,507,129  $ 2,553,848
                            ===========   ===========  ===========  ============

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

      Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary.

In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At June 30, 2004 and December 31, 2003, no amounts were recorded as liabilities for the banks' potential obligations under these guarantees.

      As of June 30, 2004 and December 31, 2003, commitments to extend credit aggregated $233.5 million and $194.9 million, respectively. As of June 30, 2004 and December 31, 2003, standby letters of credit aggregated $11.4 million and $6.0 million, respectively. Management does not expect that all of these commitments will be funded.

      The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $4.4 million and $3.8 million, at June 30, 2004 and December 31, 2003, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

      Bancard is subject to the risk of cardholder chargebacks and its merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant.

      The Company also has a guarantee to MasterCard International, Incorporated, which is backed by a performance bond in the amount of $1.0 million. As of June 30, 2004 and December 31, 2003, there were no significant pending liabilities.

      A significant portion of residential mortgage loans sold to investors in the secondary market are sold with recourse. Specifically, certain loan sales agreements provide that if the borrower becomes delinquent a number of payments or a number of days, within six months to one year of the sale, the banks must repurchase the loan from the subject investor. The banks did not repurchase any loans from secondary market investors under the terms of these loan sales agreements during the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. In the opinion of management, the risk of recourse to the banks is not significant and, accordingly, no liability has been established related to such.

NOTE 5 - JUNIOR SUBORDINATED DEBENTURES

In June 1999, the Company issued 1,200,000 shares of 9.2% cumulative trust preferred securities through a newly formed subsidiary, Trust I, which used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. These securities were $12.0 million at December 31, 2003. In February 2004, the Company issued, in a private transaction, $8.0 million of floating rate trust preferred securities and $12.0 million of fixed rate trust preferred securities through two newly formed subsidiaries, Trust II and Trust III, respectively. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $8.2 million and $12.4 million, respectively. In February 2004, the Federal Reserve provided confirmation to the Company for their treatment of these new issuances as Tier 1 capital for regulatory capital purposes, subject to current established limitations. These securities were $20.0 million in aggregate at June 30, 2004. On June 30, 2004, the Company redeemed the $12.0 million of 9.2% cumulative trust preferred securities issued by Trust I in 1999. During the six months ended June 30, 2004, the Company recognized a loss of $747 thousand on the redemption of these trust preferred securities at their earliest call date, which resulted from the one-time write-off of unamortized costs related to the original issuance of the securities in 1999.

NOTE 6 - RECENT ACCOUNTING DEVELOPMENTS

      SEC Staff Accounting Bulletin ("SAB") No. 105 "Application of Accounting Principles to Loan Commitments" was released in March 2004. This release summarizes the SEC staff position regarding the application of GAAP to loan commitments accounted for as derivative instruments. The Company accounts for interest rate lock commitments issued on mortgage loans that will be held for sale as derivative instruments. Consistent with SAB No. 105, the Company considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely on changes in market interest rates. The Company's adoption of this bulletin had no impact on the consolidated financial statements.

      At the March 17-18, 2004 Emerging Issues Task Force ("EITF") meeting, the Task Force reached a consensus on Issue No. 03-1, "The Meaning of
Other-Than-Temporary Impairment and its Application to Certain Investments". EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and investments accounted for under the cost method. The guidance set forth in the Statement is effective for the Company in the September 30, 2004 consolidated financial statements. Issue 03-1 is not expected to have a material impact on the consolidated financial statements.

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

OVERVIEW

      Net income for the first six months of 2004 was $2.5 million as compared to net income of $2.6 million for the same period in 2003, a decrease of $47 thousand, or 2%. Basic earnings per share for the first six months of 2004 were $0.60 and for the first six months of 2003 were $0.61. As a result of the common stock split, which occurred on May 28, 2004, all share and per share data has been retroactively adjusted to effect a three-for-two common stock split as if it had occurred on January 1, 2003. For the six months ended June 30, 2004, net interest income improved by $1.8 million, or 18%, while, as a result of the dramatic drop in residential mortgage refinancing and the proportionate decrease in gain on sales of loans, noninterest income declined by $999 thousand, or 17%, to combine for a net improvement of $828 thousand when compared to the same period in 2003. Enhancing this 5% improvement in revenue for the Company was a decline in the provision for loan losses of $364 thousand, or 22%. The first six months of 2004 reflected an increase in noninterest expense of 13%, when compared to the same period in 2003. The increase in noninterest expense was predominately due to the one-time write-off of unamortized costs relating to the issuance of trust preferred securities ("TPS"), in combination with $213 thousand of growth in occupancy and equipment expense. After-tax income at Cedar Rapids Bank & Trust was $329 thousand for the six months ended June 30, 2004, as compared to $15 thousand for the same period in 2003. While profitability at the second bank charter has improved at a pace anticipated by management, Cedar Rapids Bank & Trust's asset growth has been more rapid than expected, as total assets were $187.9 million at June 30, 2004.

      In March 2004, as a result of the Company's intention to redeem $12.0 million of trust preferred securities issued in 1999 at their June 30, 2004 call date, the Company realized significant non-recurring expense in the form of a write-off of unamortized TPS issuance costs. This refinancing strategy, expected to provide long-term benefits for the Company, resulted in an increase to noninterest expense of $747 thousand, and combined with the additional interest costs of the new trust preferred securities, reduced after-tax net income for the first six months of 2004 by $712 thousand, or $0.16 in diluted earnings per share. Excluding this one-time write-off of unamortized TPS issuance costs and the additional interest costs, net income for the six months ended June 30, 2004 would have been $3.2 million, or diluted earnings per share of $0.74. Although excluding the impact of this event is a non-GAAP measure, management believes that it is important to provide such information due to the non-recurring nature of this expense and to more accurately compare the results of the periods presented.

      In June 2004, the Company announced its expansion into the Rockford, Illinois market through the proposed creation of a third de novo bank charter. Consistent with the strategies of both Quad City Bank & Trust and Cedar Rapids Bank & Trust, the new bank, Rockford Bank and Trust Company ("Rockford Bank & Trust") will focus on the local community and on the creation of personalized banking relationships with a team of outstanding local bankers. It is expected that this new bank will operate initially as a bank of Quad City Bank & Trust, until the new charter can be approved by regulators. During the first six months of 2004, the Company experienced a $50 thousand reduction in after-tax net income as a result of start-up costs associated with the creation of Rockford Bank & Trust.

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

      The Company realized a 0.04% decrease in its net interest spread, declining from 3.16% for the three months ended June 30, 2003 to 3.12% for the three months ended June 30, 2004. The average yield on interest-earning assets decreased 0.61% for the three months ended June 30, 2004 when compared to the same period ended June 30, 2003. At the same time, the average cost of interest-bearing liabilities decreased 0.57%. The narrowing of the net interest spread resulted in a 0.17% reduction in the Company's net interest margin percentage. For the three months ended June 30, 2004, the net interest margin was 3.40% compared to 3.57% for the same period in 2003. Without the June 2004 redemption of $12.0 million of capital securities issued in 1999, the related issuance of $20.6 million in new trust preferred securities, and the subsequent pay-off of the Company's $10.0 million line of credit during the first quarter of 2004, the Company's net interest margin would have been 3.50% for the three months ended June 30, 2004. Although excluding the impact of these events is a non-GAAP measure, management believes that it is important to provide such information due to the non-recurring nature of the related expense and to more accurately compare the results of the periods presented.

      For both the six months ended June 30, 2004 and the six months ended June 30, 2003, the Company demonstrated stability in the net interest spread at 3.11%. The average yield on interest-earning assets decreased 0.54% for the six months ended June 30, 2004 when compared to the same period ended June 30, 2003. At the same time, the average cost of interest-bearing liabilities also decreased 0.54%. While the net interest spread remained stable, a decline in the ratio of earning assets to paying liabilities, combined with the lower rate environment, resulted in a 0.10% reduction in the Company's net interest margin percentage. For the six months ended June 30, 2004, the net interest margin was 3.42% compared to 3.52% for the same period in 2003. Without the June, 2004 redemption of $12.0 million of capital securities issued in 1999, the related issuance of $20.6 million in new trust preferred securities, and the subsequent pay-off of the Company's $10.0 million line of credit during the first quarter of 2004, the Company's net interest margin would have been 3.51% for the three six ended June 30, 2004.


                                Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

                                                   For the three months ended June 30,

                                                2004                                  2003
                                     ---------------------------        -----------------------------
                                              Interest Average                     Interest  Average
                                     Average   Earned  Yield or          Average    Earned   Yield or
                                     Balance  or Paid    Cost            Balance   or Paid     Cost
                                     ---------------------------        ------------------------------

ASSETS
Interest earnings assets:
Federal funds sold                   $ 5,581        3      0.22%       $ 17,317        54       1.25%
Interest-bearing deposits at
  financial institutions              11,781       67      2.27%         14,382       112       3.12%
Investment securities (1)            126,506    1,206      3.81%         83,314       940       4.51%
Gross loans receivable (2).          573,781    8,024      5.59%        465,679     7,302       6.27%
                                     ----------------                  ------------------
   Total interest earning assets     717,649    9,300      5.18%        580,692     8,408       5.79%

Noninterest-earning assets:
Cash and due from banks             $ 31,678                           $ 27,774
Premises and equipment                13,473                              8,974
Less allowance for estimated
  losses on loans                     (9,677)                            (7,583)
Other                                 33,773                             31,650
                                    ---------                         ----------
   Total assets                     $786,896                          $ 641,507
                                    =========                         ==========
LIABILITIES AND
   STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits    $170,021      319      0.75%      $ 148,280       404       1.09%
Savings deposits                      15,061       12      0.32%         12,263        18       0.59%
Time deposits                        211,632    1,189      2.25%        194,770     1,406       2.89%
Short-term borrowings                101,225      238      0.94%         37,855       101       1.07%
Federal Home Loan Bank advances       92,346      860      3.73%         78,023       957       4.91%
Junior subordinated debentures        29,620      579      7.82%         12,000       283       9.43%
Other borrowings                       1,750       10      2.29%          7,000        58       3.31%
                                    -----------------                 -------------------
   Total interest-bearing
       liabilities                   621,655    3,207      2.06%        490,191     3,227       2.63%

Noninterest-bearing demand           109,900                             92,453
Other noninterest-bearing
   liabilities                        12,567                             20,315
Total liabilities                    744,122                            602,959
Stockholders' equity                  42,774                             38,548
                                    --------                          ----------

   Total liabilities and
     stockholders' equity           $786,896                          $ 641,507
                                    ========                          =========
Net interest income                           $ 6,093                            $  5,181
                                              =======                            ========

Net interest spread                                        3.12%                                3.16%
                                                         =======                              =======
Net interest margin                                        3.40%                                3.57%
                                                         =======                              =======
Ratio of average interest earning
   assets to average interest-
   bearing liabilities               115.44%                            118.46%
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

                       Analysis of Changes of Interest Income/Interest Expense

                              For the three months ended June 30, 2004

                                                             Components
                                         Inc./(Dec.)         of Change (1)
                                           from      ---------------------------
                                         Prior Period     Rate         Volume
                                        ----------------------------------------
                                                      2004 vs. 2003
                                        ----------------------------------------
                                                (Dollars in Thousands)
INTEREST INCOME
Federal funds sold                            $ (51)     $ (28)        $ (23)
Interest-bearing deposits at
  financial institutions                        (45)       (27)          (18)
Investment securities (2)                       266       (836)        1,102
Gross loans receivable (3)                      722     (4,080)        4,802
                                        ----------------------------------------
    Total change in interest income         $   892   $ (4,971)      $ 5,863
                                        ----------------------------------------
INTEREST EXPENSE
Interest-bearing demand deposits            $   (85)  $   (380)      $   295
Savings deposits                                 (6)       (26)           20
Time deposits                                  (217)      (857)          640
Short-term borrowings                           137        (81)          218
Federal Home Loan Bank advances                 (97)      (853)          756
Junior subordinated debentures                  296       (317)          613
Other borrowings                                (48)       (14)          (34)
                                        ----------------------------------------
    Total change in interest expense        $   (20)  $ (2,528)      $ 2,508
                                        ----------------------------------------
Total change in net interest income             912   $  (2443)        3,355
                                        ========================================




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

(3) Loan fees are not material and are included in interest income from loans receivable.

                             Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

                                                   For the six months ended June 30,

                                                2004                                  2003
                                     ---------------------------        -----------------------------
                                              Interest Average                     Interest  Average
                                     Average   Earned  Yield or          Average    Earned   Yield or
                                     Balance  or Paid    Cost            Balance   or Paid     Cost
                                     ---------------------------        ------------------------------

ASSETS
Interest earnings assets:
Federal funds sold                   $ 4,975        8      0.32%       $ 18,218       102       1.12%
Interest-bearing deposits at
  financial institutions              11,369      138      2.43%         14,101       235       3.33%
Investment securities (1)            126,163    2,414      3.83%         82,394     1,928       4.68%
Gross loans receivable (2).          555,272   15,493      5.58%        458,465    14,111       6.16%
                                     ----------------                  ------------------
   Total interest earning assets     697,778   18,053      5.17%        573,177    16,376       5.71%

Noninterest-earning assets:
Cash and due from banks             $ 30,652                           $ 26,919
Premises and equipment                12,975                              9,012
Less allowance for estimated
  losses on loans                     (9,325)                            (7,385)
Other                                 29,967                             22,955
                                    ---------                         ----------
   Total assets                     $762,047                          $ 624,678
                                    =========                         ==========
LIABILITIES AND
   STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits    $171,058      641      0.75%      $ 144,657       769       1.06%
Savings deposits                      14,816       24      0.32%         12,120        35       0.58%
Time deposits                        206,965    2,358      2.28%        194,041     2,894       2.98%
Short-term borrowings                 82,554      380      0.92%         37,987       188       0.99%
Federal Home Loan Bank advances       87,950    1,660      3.77%         77,064     1,723       4.47%
Junior subordinated debentures        25,965    1,000      7.70%         12,000       566       9.43%
Other borrowings                       3,375       46      2.73%          6,500       110       3.38%
                                    -----------------                 -------------------
   Total interest-bearing
       liabilities                   592,682    6,109      2.06%        484,369     6,285       2.60%

Noninterest-bearing demand           115,379                             89,283
Other noninterest-bearing
   liabilities                        11,778                             13,203
Total liabilities                    719,839                            586,854
Stockholders' equity                  42,208                             37,824
                                    --------                          ----------

   Total liabilities and
     stockholders' equity           $762,047                          $ 624,678
                                    ========                          =========
Net interest income                           $11,944                            $ 10,091
                                              =======                            ========

Net interest spread                                        3.11%                                3.11%
                                                         =======                              =======
Net interest margin                                        3.42%                                3.52%
                                                         =======                              =======
Ratio of average interest earning
   assets to average interest-
   bearing liabilities               117.73%                            118.33%
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

                        Analysis of Changes of Interest Income/Interest Expense

                                 For the six months ended June 30, 2004

                                                               Components
                                         Inc./(Dec.)           of Change (1)
                                             from    ---------------------------
                                         Prior Period     Rate         Volume
                                        ----------------------------------------
                                                      2004 vs. 2003
                                        ----------------------------------------
                                                (Dollars in Thousands)
INTEREST INCOME
Federal funds sold                            $ (94)     $ (47)        $ (47)
Interest-bearing deposits at
  financial institutions                        (97)       (57)          (40)
Investment securities (2)                       486       (923)        1,409
Gross loans receivable (3)                    1,381     (3,235)        4,616
                                        ----------------------------------------
    Total change in interest income         $ 1,676   $ (4,262)      $ 5,938
                                        ----------------------------------------
INTEREST EXPENSE
Interest-bearing demand deposits            $  (128)  $   (426)      $   298
Savings deposits                                (11)       (28)           17
Time deposits                                  (536)    (1,019)          483
Short-term borrowings                           192        (38)          230
Federal Home Loan Bank advances                 (63)      (544)          481
Junior subordinated debentures                  435       (299)          734
Other borrowings                                (64)       (18)          (46)
                                        ----------------------------------------
    Total change in interest expense        $  (175)  $ (2,372)      $ 2,197
                                        ----------------------------------------
Total change in net interest income           1,851   $ (1,890)        3,741
                                        ========================================




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

CRITICAL ACCOUNTING POLICY

      The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis, which discusses the allowance for loan losses in the section entitled "Financial Condition." Although management believes the levels of the allowance as of both June 30, 2004 and December 31, 2003 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

      Interest income increased by $880 thousand to $9.2 million for the three-month period ended June 30, 2004 when compared to $8.3 million for the quarter ended June 30, 2003. The increase of 11% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, partially offset by significant reductions in interest rates. The Company's average yield on interest-earning assets decreased 0.61% for the three months ended June 30, 2004 when compared to the three months ended June 30, 2003.

      Interest expense decreased by $20 thousand to remain stable at $3.2 million for the three-month period ended June 30, 2004, as it had been for the three-month period ended June 30, 2003. The less than 1% decrease in interest expense was the result of a combination of significant reductions in interest rates, principally with respect to customers' deposits in subsidiary banks, almost entirely offset by greater average, outstanding balances in interest-bearing liabilities, principally with respect to Federal Home Loan Bank advances and customers' deposits in subsidiary banks. The Company's average cost of interest-bearing liabilities was 2.06% for the three months ended June 30, 2004, which was down 0.57% when compared to the three months ended June 30, 2003. Without the June, 2004 redemption of $12.0 million of trust preferred securities issued in 1999, the related issuance of new trust preferred securities, and the subsequent pay-off of the Company's line of credit, the Company's average cost of interest-bearing liabilities would have instead decreased from 2.56% for the comparable period one year ago to 1.94% for the three months ended June 30, 2004. Although excluding the impact of these events is a non-GAAP measure, management believes that it is important to provide such information due to the non-recurring nature of the related expense and to more accurately compare the results of the periods presented.

      At June 30, 2004 and March 31, 2004, the Company had an allowance for estimated losses on loans of 1.65% and 1.69%, respectively. The provision for loan losses increased by $110 thousand from $358 thousand for the three-month period ended June 30, 2003 to $468 thousand for the three-month period ended
June 30, 2004. During the second quarter of 2004, management made monthly provisions for loan losses based upon a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. During the second quarter of 2004, the $468 thousand provision to the allowance for loan losses was attributed entirely to net growth in the loan portfolio and was offset slightly by a recovery received by Quad City Bank & Trust in June. For the three months ended June 30, 2004, there was a single commercial loan charge-off of $221 thousand, and there were commercial recoveries of $77 thousand. Consumer loan charge-offs and recoveries totaled $60 thousand and $6 thousand, respectively, during the quarter. Credit card loans accounted for 38% of the second quarter consumer charge-offs. Residential real estate loans had no charge-offs or recoveries for the three months ended June 30, 2004.

      Noninterest income of $2.4 million for the three-month period ended June 30, 2004 was an $869 thousand, or 27%, decrease from $3.2 million for the three-month period ended June 30, 2003. Noninterest income during each of the quarters in comparison consisted primarily of income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous income. The quarter ended June 30, 2004, when compared to the same quarter in 2003, posted a $356 thousand decrease in fees earned by the merchant credit card operations of Bancard. Gains on the sale of residential real estate mortgage loans, net, decreased $808 thousand from the quarter ended June 30, 2003 to the same quarter in 2004, as a result of the significant decline in the refinancing of residential home mortgages. Additional variations in noninterest income consisted of a $27 thousand increase in trust department fees, a $45 thousand increase in deposit service fees, and a $195 thousand increase in other noninterest income. Other noninterest income in each quarter consisted primarily of investment advisory and management fees, earnings on the cash surrender value of life insurance, and income from associated companies.

      Merchant credit card fees, net of processing costs for the three months ended June 30, 2004 decreased by 54% to $302 thousand from $658 thousand for the second quarter of 2003. In October 2002, the Company sold Bancard's ISO related merchant credit card operations to iPayment, Inc., and Bancard's core business focus was shifted to processing for its agent banks, cardholders, and local merchants. Through September 2003, Bancard continued to process ISO related transactions for iPayment, Inc. for a fixed monthly service fee, which increased as the temporary processing period was extended. For the second quarter of 2003, net fixed monthly service fees collected from iPayment totaled $321 thousand, and Bancard's core merchant credit card fees, net of processing costs were $337 thousand. In September 2003, the transfer of the ISO related Visa/Mastercard processing activity to iPayment, Inc. was completed and significantly reduced Bancard's exposure to risk of credit card loss that the ISO activity carried with it. Bancard had established and carried ISO reserves, which provided coverage for this exposure. In March 2004, the Company recognized a recovery of $144 thousand from a reduction in these ISO reserves. For the second quarter of 2004, Bancard's core merchant credit card fees, net of processing costs were $302 thousand, or a decline of 10% when compared to the second quarter of the previous year.

      For the quarter ended June 30, 2004, trust department fees increased $27 thousand, or 5%, to $608 thousand from $581 thousand for the same quarter in 2003. There was continued development of existing trust relationships and the addition of new trust customers throughout the past twelve months, as well as an improvement in market values of securities held in trust accounts, when compared to one year ago. Each of these factors had a resulting impact in the calculation and realization of trust fees.

      Deposit service fees increased $45 thousand, or 12%, to $408 thousand from $363 thousand for the three-month periods ended June 30, 2004 and June 30, 2003, respectively. This increase was primarily a result of the growth in noninterest bearing demand deposit accounts of $7.1 million, or 7%, since June 30, 2003. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

      Gains on sales of loans, net, were $406 thousand for the three months ended June 30, 2004, which reflected a decrease of 67%, or $808 thousand, from $1.2 million for the three months ended June 30, 2003. The decrease resulted from the steep decline in mortgage refinances, which has been experienced in recent months, and its effect on the subsequent sale of the majority of residential mortgages into the secondary market. Management anticipates that the level of gains on sales of loans, net, will continue to be depressed significantly from those experienced throughout much of 2003.

      For the quarter ended June 30, 2004, other noninterest income increased $195 thousand, or 45%, to $629 thousand from $434 thousand for the same quarter in 2003. The increase was primarily due to a combination of the improved generation of investment advisory and management fees from the subsidiary banks' investment center operations, increased earnings on the cash surrender value of life insurance, and the increase in income from associated companies.

      Noninterest expenses for both the three months ended June 30, 2004, and the three months ended June 30, 2003, were $5.4 million. The significant components of noninterest expenses were salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both quarters.

      The following table sets forth the various categories of noninterest expenses for the three months ended June 30, 2004 and 2003.

                                                      Noninterest Expenses

                                                       Three months ended
                                                            June 30,
                                                            --------
                                           2004             2003        % change
                                        ----------     ----------       --------
Salaries and employee benefits          $3,119,302     $3,200,921         (2.6)%
Professional and data processing fees      530,826        530,436           0.1%
Advertising and marketing                  287,198        204,770          40.3%
Occupancy and equipment expense            790,760        656,741          20.4%
Stationery and supplies                    132,247        114,443          15.6%
Postage and telephone                      162,779        164,557         (1.1)%
Bank service charges                       147,401        111,581          32.1%
Insurance                                  125,073        102,403          22.1%
Other                                      141,994        313,728        (54.7)%
                                        ----------      ---------
Total noninterest expenses              $5,437,580     $5,399,579           0.7%
                                        ==========     ==========

      For the quarter ended June 30, 2004, total salaries and benefits decreased to $3.1 million, which was down $82 thousand from the previous year's quarter total of $3.2 million. The decrease of 3% was primarily due to the Company's decreased expenses related to both tax benefit rights and stock appreciation rights and decreased real estate commissions which were proportionate to the decline in gains on sales of loans, net. Offsetting a large portion of these reductions was an increase in compensation and benefits related to an increase in employees from 203 full time equivalents to 229 from year-to-year. Occupancy and equipment expense increased $134 thousand, or 20%, from quarter to quarter. The increase was a proportionate reflection of the additional furniture, fixtures and equipment and leasehold improvements at the subsidiary banks. Advertising and marketing fees increased 40% from $205 thousand for the three months ended June 30, 2003 to $287 thousand for the same three-month period in 2004. Bank service charges increased 32% from $112 thousand for the second quarter of 2003 to $147 thousand for the comparable quarter in 2004. The $36 thousand increase was a reflection of the increase in activity between the subsidiary banks and their upstream banks. Insurance expense experienced a 32% increase from $102 thousand for the second quarter of 2003 to $125 thousand for the like quarter in 2004. This $23 thousand increase was a reflection of the facilities expansions taking place at the subsidiary banks, along with the general growth of the Company. Stationary and supplies experienced an $18 thousand increase for the second quarter of 2004, when compared to the like period in 2003. Increases in the volume of bank forms and copier/fax supplies used at the subsidiary banks were the primary contributors to the 16% increase. Other noninterest expense decreased $172 thousand, or 55%, for the three months ended June 30, 2004 when compared to the like period in 2003. The decrease was primarily due to loan expense incurred during the second quarter of 2003, which was related to other real estate owned.

      The provision for income taxes was $822 thousand for the three-month period ended June 30, 2004 compared to $883 thousand for the three-month period ended June 30, 2003 for a decrease of $62 thousand, or 7%. The decrease was the result of a decrease in income before income taxes of $117 thousand, or 4%, for the 2004 quarter when compared to the 2003 quarter, in combination with a decrease in the effective tax rate from 33.8 % in 2003 to 33.0% in 2004.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

      Interest income increased by $1.7 million to $17.9 million for the six-month period ended June 30, 2004 when compared to $16.3 million for the six months ended June 30, 2003. The increase of 10% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, partially offset by significant reductions in interest rates. The Company's average yield on interest-earning assets decreased 0.54% for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003.

      Interest expense decreased by $175 thousand from $6.3 million for the six-month period ended June 30, 2003 to $6.1 million for the six-month period ended June 30, 2004. The 3% decrease in interest expense was the result of a combination of significant reductions in interest rates, principally with respect to customers' deposits in subsidiary banks, almost entirely offset by greater average, outstanding balances in interest-bearing liabilities, principally with respect to junior subordinated debentures and customers' deposits in subsidiary banks. The Company's average cost of interest-bearing liabilities was 2.06% for the six months ended June 30, 2004, which was down
0.54% when compared to the six months ended June 30, 2003. Without the redemption in June 2004 of $12.0 million of trust preferred securities issued in 1999, the related issuance of new trust preferred securities, and the subsequent pay-off of the Company's line of credit, the Company's average cost of interest-bearing liabilities would have instead decreased from 2.60% for the comparable period one year ago to 1.97% for the six months ended June 30, 2004. Although excluding the impact of these events is a non-GAAP measure, management believes that it is important to provide such information due to the non-recurring nature of the related expense and to more accurately compare the results of the periods presented.

      At both June 30, 2004 and December 31, 2003, the Company had an allowance for estimated losses on loans of 1.65%. The provision for loan losses decreased by $364 thousand from $1.7 million for the six-month period ended June 30, 2003 to $1.3 million for the six-month period ended June 30, 2004. During the first six months of 2004, management made monthly provisions for loan losses based upon a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. During the first six months of 2004, the $1.3 million provision to the allowance for loan losses was attributed 87%, or $1.1 million, to net growth in the loan portfolio, and 13%, or $177 thousand, to downgrades within the portfolio. For the six months ended June 30, 2004, there were $221 thousand commercial loan charge-offs, and there were commercial recoveries of $86 thousand. Consumer loan charge-offs and recoveries totaled $119 thousand and $32 thousand, respectively, during the period. Credit card loans accounted for 39% of the first six months of consumer charge-offs. Residential real estate loans had no charge-offs or recoveries for the six months ended June 30, 2004.

      Noninterest income of $4.7 million for the six-month period ended June 30, 2004 was a $999 thousand, or 17%, decrease from $5.7 million for the six-month period ended June 30, 2003. Noninterest income during each of the periods in comparison consisted primarily of income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous income. The six months ended June 30, 2004, when compared to the same period in 2003, posted a $154 thousand decrease in fees earned by the merchant credit card operations of Bancard. Gains on the sale of residential real estate mortgage loans, net, decreased $1.5 million from the six months ended June 30, 2003 to the same period in 2004, as a result of the significant decline in the refinancing of residential home mortgages. Additional variations in noninterest income consisted of a $147 thousand increase in trust department fees, a $123 thousand increase in deposit service fees, and a $359 thousand increase in other noninterest income. Other noninterest income in each period consisted primarily of investment advisory and management fees, earnings on the cash surrender value of life insurance, and income from associated companies.

      Merchant credit card fees, net of processing costs for the six months ended June 30, 2004 decreased by 15% to $841 thousand from $995 thousand for the first six months of 2003. In October 2002, the Company sold Bancard's ISO related merchant credit card operations to iPayment, Inc., and Bancard's core business focus was shifted to processing for its agent banks, cardholders, and local merchants. Through September 2003, Bancard continued to process ISO related transactions for iPayment, Inc. for a fixed monthly service fee, which increased as the temporary processing period was extended. For the first six months of 2003, net fixed monthly service fees collected from iPayment totaled $481 thousand, and Bancard's core merchant credit card fees, net of processing costs were $514 thousand. In September 2003, the transfer of the ISO related Visa/Mastercard processing activity to iPayment, Inc. was completed and significantly reduced Bancard's exposure to risk of credit card loss that the ISO activity carried with it. Bancard had established and carried ISO reserves, which provided coverage for this exposure.

In March 2004, the Company recognized a recovery of $144 thousand from a reduction in these ISO reserves. Less this recovery and an additional $50 thousand of service fees collected from iPayment, Bancard's core merchant credit card fees, net of processing costs were $647 thousand for the first six months of 2004, or an improvement of 26% over the first six months of the previous year.

      For the six months ended June 30, 2004, trust department fees increased $147 thousand, or 13%, to $1.3 million from $1.1 million for the same period in 2003. There was continued development of existing trust relationships and the addition of new trust customers throughout the past twelve months, as well as an improvement in market values of securities held in trust accounts, when compared to one year ago. Each of these factors had a resulting impact in the calculation and realization of trust fees.

      Deposit service fees increased $123 thousand, or 18%, to $817 thousand from $694 thousand for the six-month periods ended June 30, 2004 and June 30, 2003, respectively. This increase was primarily the result of the growth in noninterest bearing demand deposit accounts of $7.1 million, or 7%, since June 30, 2003. Service charges and NSF (non-sufficient funds) charges related to demand deposit accounts were the main components of deposit service fees.

      Gains on sales of loans, net, were $668 thousand for the six months ended June 30, 2004, which reflected a decrease of 69%, or $1.5 million, from $2.2 million for the six months ended June 30, 2003. The decrease resulted from the steep decline in mortgage refinances, which has been experienced in recent months, and its effect on the subsequent sale of the majority of residential mortgages into the secondary market. Management anticipates that the level of gains on sales of loans, net, will continue to be depressed significantly from those experienced throughout much of 2003.

      For the six months ended June 30, 2004, other noninterest income increased $359 thousand, or 49%, to $1.1 million from $738 thousand for the same period in 2003. The increase was primarily due to a combination of the improved generation of investment advisory and management fees from the subsidiary banks' investment center operations, increased earnings on the cash surrender value of life insurance, and the increase in income from associated companies.

      Noninterest expenses for the six months ended June 30, 2004 were $11.5 million, as compared to $10.2 million for the same period in 2003, for an increase of $1.3 million, or 13%. The primary contributor to this significant increase was the $747 thousand loss on redemption of junior subordinated debentures, which reflected the write-off of unamortized TPS issuance costs related to the redemption, on June 30, 2004, of $12.0 million of capital securities issued in June 1999. Other significant components of noninterest expenses were salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both periods.

      The following table sets forth the various categories of noninterest expenses for the six months ended June 30, 2004 and 2003.

                                                Noninterest Expenses
                                                   Six months ended
                                                      June 30,
                                                      --------
                                          2004             2003         % change
                                      -----------     -----------       --------
Salaries and employee benefits        $ 6,271,103     $ 6,085,713           3.1%
Professional and data
  processing fees                         996,102         959,506           3.8%
Advertising and marketing                 500,990         353,526          41.7%
Occupancy and equipment expense         1,521,750       1,308,438          16.3%
Stationery and supplies                   269,192         224,720          19.8%
Postage and telephone                     329,059         318,122           3.4%
Bank service charges                      285,243         223,263          27.8%
Insurance                                 225,567         209,209           7.8%
Loss on redemption of junior
  subordinated debentures                 747,490              -             NA
Other                                     380,172        500,926         (24.1)%
                                      -----------    -----------
Total noninterest expenses            $11,526,668    $10,183,422           13.2%
                                      ===========    ===========

      The six months ended June 30, 2004 reflected a $747 thousand loss on the redemption of trust preferred securities at their earliest call date of June 30, 2004. For the six months ended June 30, 2004, total salaries and benefits increased to $6.3 million or $185 thousand over the previous year's six-month total of $6.1 million. The increase of $185 thousand was primarily due to the Company's increase in employees from 203 full time equivalents to 229 from year-to-year, in combination with decreased expenses for both real estate commissions and for tax benefit rights and stock appreciation rights. Occupancy and equipment expense increased $213 thousand, or 16%, from period to period. The increase was a proportionate reflection of the additional furniture, fixtures and equipment and leasehold improvements at the subsidiary banks. Advertising and marketing fees increased 42% from $354 thousand for the six months ended June 30, 2003 to $501 thousand for the same six-month period in 2004. Bank service charges increased 28% from $223 thousand for the first six months of 2003 to $285 thousand for the comparable period in 2004. The $62 thousand increase was a reflection of the increase in activity between the subsidiary banks and their upstream banks. Stationary and supplies experienced a $44 thousand increase for the first six months of 2004, when compared to the like period in 2003. Increases in the volume of bank forms and copier/fax supplies used at the subsidiary banks were the primary contributors to the 20% increase. Other noninterest expense decreased $121 thousand, or 24%, for the six months ended June 30, 2004 when compared to the like period in 2003. The decrease was primarily due to loan expense incurred during the second quarter of 2003, which was related to other real estate owned.

      The provision for income taxes was $1.2 million for the six-month period ended June 30, 2004 compared to $1.3 million for the six-month period ended June 30, 2003 for a decrease of $104 thousand, or 8%. The decrease was the result of a decrease in income before income taxes of $151 thousand, or 4%, for the 2004 period when compared to the 2003 period, in combination with a decrease in the effective tax rate from 33.4 % in 2003 to 31.9% in 2004.

FINANCIAL CONDITION

      Total assets of the Company increased by $101.5 million, or 14%, to $811.5 million at June 30, 2004 from $710.0 million at December 31, 2003. The growth resulted primarily from increases in the loan portfolio and in bank-owned life insurance, funded by short-term borrowings and Federal Home Loan Bank advances.

      Cash and due from banks increased by $7.7 million, or 31%, to $32.1 million at June 30, 2004 from $24.4 million at December 31, 2003. Cash and due from banks represented both cash maintained at its subsidiary banks, as well as funds that the Company and its banks had deposited in other banks in the form of non-interest bearing demand deposits.

      Federal funds sold are inter-bank funds with daily liquidity. At June 30, 2004, the subsidiary banks had $9.3 million invested in such funds. This amount increased by $5.3 million, or 130%, from $4.0 million at December 31, 2003. The increase was primarily a result of the demands for Federal funds by Quad City Bank & Trust's downstream correspondent banks.

      Interest-bearing deposits at financial institutions decreased by $730 thousand, or 7%, to $9.7 million at June 30, 2004 from $10.4 million at December 31, 2003. Included in interest-bearing deposits at financial institutions are demand accounts, money market accounts, and certificates of deposit. The decrease was the result of increases in money market accounts of $734 thousand and maturities of certificates of deposit totaling $1.5 million.

      Securities increased by $2.4 million, or 2%, to $131.2 million at June 30, 2004 from $128.8 million at December 31, 2003. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $1.0 million were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $578 thousand. Maturities and calls of securities occurred in the amount of $25.8 million, and the portfolio experienced a decrease in the fair value of securities, classified as available for sale, of $2.2 million. These portfolio decreases were offset by the purchase of an additional $32.0 million of securities, classified as available for sale.

      Total gross loans receivable increased by $69.7 million, or 13%, to $592.2 million at June 30, 2004 from $522.5 million at December 31, 2003. The increase was the result of the origination or purchase of $270.3 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $222 thousand, and loan repayments or sales of loans of $200.4 million. During the six months ended June 30, 2004, Quad City Bank & Trust contributed $158.0 million, or 58%, and Cedar Rapids Bank & Trust contributed $112.3 million, or 42%, of the Company's loan originations or purchases. Cedar Rapids Bank & Trust participated $25.8 million, or 23%, of their originations during the period to Quad City Bank & Trust. The mix of loan types within the Company's portfolio at June 30, 2004 reflected 82% commercial, 9% real estate and 9% consumer loans. The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.

      The allowance for estimated losses on loans was $9.7 million at June 30, 2004 compared to $8.7 million at December 31, 2003, an increase of $1.0 million, or 13%. The allowance for estimated losses on loans was determined based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions, and other factors that, in management's judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. The loan portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed on all credits risk-rated less than "fair quality" and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the board of directors.

      Although management believes that the allowance for estimated losses on loans at June 30, 2004 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company is focusing efforts at its subsidiary banks in an attempt to improve the overall quality of the Company's loan portfolio. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. Future events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans, and require further increases in the provision.

      Net charge-offs for the six months ended June 30 were $222 thousand in 2004 and $659 thousand in 2003. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the gross loan portfolio. The allowance for estimated losses on loans as a percentage of gross loans was 1.65% at both June 30, 2004 and December 31, 2003.

      At June 30, 2004, total nonperforming assets were $6.7 million compared to $5.0 million at December 31, 2003. The $1.7 million increase was the result of a $1.5 million increase in nonaccrual loans in combination with an increase of $250 thousand in accruing loans past due 90 days or more. All of the nonperforming assets were located in the loan portfolio at Quad City Bank & Trust. The loans in the Cedar Rapids Bank & Trust loan portfolio have been originated since the bank's inception in 2001, and none of the loans have been categorized as nonperforming assets. As the loan portfolio at Cedar Rapids Bank & Trust matures, it is likely that there will be nonperforming loans or charge-offs associated with the portfolio.

      Nonaccrual loans were $5.7 million at June 30, 2004 compared to $4.2 million at December 31, 2003, an increase of $1.5 million. The increase in nonaccrual loans was comprised of increases in commercial loans of $830 thousand, real estate loans of $414 thousand and consumer loans of $241 thousand. The $830 thousand increase in nonaccrual commercial loans for the period was primarily due to the addition of two commercial lending relationships totaling $1.1 million at Quad City Bank & Trust. Six large commercial lending relationships at Quad City Bank & Trust, with an aggregate outstanding balance of $3.9 million, comprised 69% of the nonaccrual loans at June 30, 2004. Management maintained the Company's percentage of allowance for estimated loan losses to total loans at 1.65% at June 30, 2004, as it had been at December 31, 2003. Management is closely monitoring the Company's loan portfolio and the level of allowance for loan losses. Management continues to focus efforts to improve the overall quality of the loan portfolio. Nonaccrual loans represented approximately one percent of the Company's held for investment loan portfolio at June 30, 2004.

      From December 31, 2003 to June 30, 2004, accruing loans past due 90 days or more increased from $756 thousand to $1.0 million. Seven lending relationships at Quad City Bank & Trust comprised $847 thousand, or 84%, of this balance at June 30, 2004.

      Premises and equipment showed an increase of $2.0 million, or 16%, to climb to $14.0 million at June 30, 2004 from $12.0 million at December 31, 2003. During the six-month period there were purchases of additional land, furniture, fixtures and equipment and leasehold improvements of $2.7 million, which were partially offset by depreciation expense of $686 thousand.

      In August 2003, Quad City Bank & Trust purchased the northern segment of its Brady Street facility in Davenport, which had previously been owned by the developer of the property. Project costs incurred during the first six months of 2004 totaled $583 thousand. In September 2003, the Company announced plans for a fifth Quad City Bank & Trust banking facility, to be located in west Davenport. During October 2003, the Company purchased a site for this location, and during the first six months of 2004, the Company experienced costs of $250 thousand for demolition and site preparation. Total costs for this project are anticipated to be approximately $1.7 million, which will likely be completed in late 2004 or early 2005. In the fall of 2003, Quad City Bank & Trust initiated the purchase of check and document imaging hardware and software. During the first six months of 2004, purchases related to this project totaled $485 thousand. In February 2004, Cedar Rapids Bank & Trust announced plans to build a facility in downtown Cedar Rapids. The Bank's main office will be relocated to this site in early 2005, when completion is anticipated. Costs for this facility during the first six months of 2004 were $834 thousand, and total costs are projected to be $5.0 million at completion. Cedar Rapids Bank & Trust also intends to construct a branch office during 2004. The Company has incurred costs for this project of $51 thousand during the first six months of 2004.

      Accrued interest receivable on loans, securities and interest-bearing deposits with financial institutions increased by $6 thousand, or less than 1%, to remain at $3.6 million at June 30, 2004 as at December 31, 2003.

      Bank-owned life insurance increased by $12.3 million from $3.1 million at December 31, 2003 to $15.4 million at June 30, 2004. The subsidiary banks purchased life insurance of $8.0 million in connection with the establishment of benefit plans for the executive officers of the Company. These plans prescribe the payment of supplemental retirement benefits to the executive officers at retirement. In addition, the Company purchased life insurance totaling $3.9 million on the lives of a number of senior management personnel in connection with the execution of employment agreements and the establishment of deferred compensation arrangements with these officers. These new purchases during the first quarter, combined with the existing bank-owned life insurance, resulted in each subsidiary bank holding investments in bank-owned life insurance contracts near the regulatory maximum allowable. These purchases were made due to the significant tax-equivalent yields available on bank-owned life insurance, and the possibility of legislative action that could restrict or eliminate the tax advantaged status of future purchases of bank-owned life insurance. Earnings on bank-owned life insurance totaled $322 thousand for the six months ended June 30, 2004, and benefit expense associated with the supplemental retirement benefits and deferred compensation arrangements was $72 thousand and $54 thousand, respectively, for the same period.

      Other assets increased by $4.2 million, or 43%, to $13.9 million at June 30, 2004 from $9.7 million at December 31, 2003. Other assets included $6.1 million of equity in Federal Reserve Bank and Federal Home Loan Bank stock, $2.4 million of deferred tax assets, $950 thousand in investments in unconsolidated companies, $547 thousand of accrued trust department fees, $424 thousand of unamortized prepaid TPS offering expenses, $488 thousand of prepaid Visa/Mastercard processing charges, other miscellaneous receivables, and various prepaid expenses.

      Deposits decreased by $2.3 million, or less than 1%, to $509.3 million at June 30, 2004 from $511.6 million at December 31, 2003. The decrease resulted from a $29.0 million net decrease in non-interest bearing, NOW, money market and savings accounts offset by a $26.7 million net increase in interest-bearing certificates of deposit. As anticipated for several quarters, the merchant credit card processing for the independent sales organization ("ISO") portfolio, which was sold to iPayment, Inc. in October 2001, was transferred to another processor on February 1, 2004. Funds related to this transfer accounted for $16.3 million of the decrease in non-interest bearing deposits from December 31, 2003 to June 30, 2004.

      Short-term borrowings increased $75.3 million, or 146%, from $51.6 million at December 31, 2003 to $126.9 million at June 30, 2004. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. As a result of the significant growth in assets during the first six months of 2004, primarily the loan portfolio and bank-owned life insurance, and the concurrent decline in deposits, the subsidiary banks utilized short-term borrowings for their funding needs. Short-term borrowings were comprised of customer repurchase agreements of $45.0 million and $34.7 million at June 30, 2004 and December 31, 2003, respectively, as well as federal funds purchased of $81.9 million at June 30, 2004 and $16.9 million at December 31, 2003.

      Federal Home Loan Bank advances increased by $20.4 million, or 27%, to $96.6 million at June 30, 2004 from $76.2 million at December 31, 2003. As a result of their memberships in the FHLB of Des Moines, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.

      Other borrowings were $7.0 million at June 30, 2004 for a decrease of $3.0 million from December 31, 2003. In September 2001, the Company had drawn a $5.0 million advance on a line of credit at an upstream correspondent bank as partial funding for the initial capitalization of Cedar Rapids Bank & Trust. In February and July 2003, the Company drew additional advances of $2.0 million and $3.0 million, respectively, as funding to maintain the required level of regulatory capital at Cedar Rapids Bank & Trust in light of the bank's growth. In February 2004, the Company formed two trusts, which, in a private transaction, issued $8.0 million of floating rate trust preferred securities and $12.0 million of fixed rate trust preferred securities. Partial proceeds from this transaction were used to pay off the $10.0 million secured credit note balance existing on that date. In June 2004, the Company drew an advance of $7.0 million as partial funding for the redemption of the $12.0 million in trust preferred securities, which had been issued in 1999.

      Junior subordinated debentures increased $8.6 million, or 72%, from $12.0 million at December 31, 2003 to $20.6 million at June 30, 2004. In June 1999, the Company issued 1,200,000 shares of trust preferred securities through a newly formed subsidiary, Trust I. These securities were $12.0 million at December 31, 2003. The Company redeemed these securities on June 30, 2004. In February 2004, the Company formed two new subsidiaries and issued, in a private transaction, the $8.0 million of floating rate trust preferred securities and $12.0 million of fixed rate trust preferred securities of Trust II and Trust III, respectively. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $8.2 million and $12.4 million, respectively.

      Other liabilities were $8.2 million at June 30, 2004, up $1.5 million, or 22%, from $6.7 million at December 31, 2003. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At June 30, 2004, the most significant components of other liabilities were $1.8 million of accounts payable, $4.3 million of accrued expenses, and $1.1 million of interest payable.

      Common stock at June 30, 2004 was $4.2 million, which was up 48% from $2.9 million at December 31, 2003. The increase of $1.4 million was the net result of a three-for-two common stock split, which was paid in the form of a stock dividend on May 28, 2004, stock issued from the net exercise of stock options, stock purchased under the employee stock purchase plan, and the retirement of treasury shares.

      Additional paid-in capital totaled $15.5 million at June 30, 2004, down $1.6 million, or 9%, from $17.1 million at December 31, 2003. The decrease resulted primarily from a three-for-two common stock split, which was paid in the form of a stock dividend on May 28, 2004 and the retirement of treasury shares, partially offset by the proceeds received in excess of the $1.00 per share par value for the 18,832 shares of common stock issued as the result of the net exercise of stock options and stock purchased under the employee stock purchase plan.

      Retained earnings increased by $1.8 million, or 9%, to $22.7 million at June 30, 2004 from $20.9 million at December 31, 2003. The increase reflected net income for the six-month period, partially offset by the retirement of treasury shares, the payout for fractional shares resulting from the common stock split, and for the declaration of a cash dividend of $0.04 per share, which was paid on July 2, 2004.

      Unrealized gains on securities available for sale, net of related income taxes, totaled $403 thousand at June 30, 2004 as compared to $1.8 million at December 31, 2003. The decrease in gains of $1.4 million was attributable to decreases during the period in fair value of the securities identified as available for sale.

      At December 31, 2003, the Company held 90,219 treasury shares at a total cost of $855 thousand. The weighted average cost of the shares was $9.47. On April 30, 2004, these treasury shares were retired by the Company.

LIQUIDITY

      Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash provided by operating activities, consisting primarily of proceeds on sales of loans, was $2.8 million for the six months ended June 30, 2004 compared to $18.3 million net cash provided in the same period in 2003. Net cash used in investing activities, consisting principally of loan originations to be held for investment and purchases of available for sale securities, was $94.0 million for the six months ended June 30, 2004 and $69.1 million for the six months ended June 30, 2003. Net cash provided by financing activities, consisting primarily of proceeds from short-term borrowings and from Federal Home Loan Bank advances, for the six months ended June 30, 2004 was $98.8 million, and for the same period in 2003 was $57.9 million.

      The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At June 30, 2004, the subsidiary banks had ten lines of credit totaling $78.0 million, of which $8.0 million was secured and $70.0 million was unsecured. At December 31, 2003, the subsidiary banks had seven lines of credit totaling $41.0 million, of which $4.0 million was secured and $37.0 million was unsecured. At both June 30, 2004 and December 31, 2003, the Company also had an unsecured revolving credit note, which was renewed in July 2004, at an upstream correspondent bank for $15.0 million. At June 30, 2004, there was an outstanding balance of $7.0 million on this note. At December 31, 2003, the note had an outstanding balance of $10.0 million.

      On February 18, 2004, the Company issued $8.0 million of floating rate trust preferred securities and $12.0 million of fixed rate trust preferred securities. The securities represent undivided beneficial interests in Trust II and Trust III, which were established by the Company for the purpose of issuing the trust preferred securities. The securities issued by Trust II and Trust III mature in 30 years. The floating rate trust preferred securities are callable at par after five years and the fixed rate trust preferred securities are callable at par after seven years. The floating rate trust preferred securities have a variable rate based on the three-month LIBOR, reset quarterly, with the current rate set at 4.44%, and the fixed rate trust preferred securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they will convert to a variable rate based on the three-month LIBOR, reset quarterly. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $8.2 million and $12.4 million, respectively. The Company incurred issuance costs of $429 thousand, which are being amortized over the lives of the securities.

      The Company used the net proceeds for general corporate purposes, which included a net paydown of $3.0 million on the balance of the Company's unsecured revolving credit note, an infusion of $3.0 million to Cedar Rapids Bank & Trust for capital maintenance purposes, and an infusion of $1.0 million to Quad City Bank & Trust for capital maintenance purposes. Management's primary use for the balance of the proceeds was the redemption, in June 2004, of the $12.0 million of 9.2% cumulative trust preferred securities issued by Trust I in 1999. Based on this intended redemption, $747 thousand of unamortized issuance costs related to the trust preferred securities of Trust I were expensed in March 2004.

      On April 23, 2004, the Company declared a cash dividend of $0.04 per share, or $169 thousand, which was paid on July 2, 2004. It is the Company's intention to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, however it believes that operating results have reached a level that can sustain dividends to stockholders as well.

RECENT REGULATORY DEVELOPMENTS

Trust Preferred Securities. On May 6, 2004, the Board of Governors of the Federal Reserve System (the "Board") issued a Notice of Proposed Rulemaking in which it proposed to allow the continued inclusion of trust preferred securities in the tier 1 capital of bank holding companies, subject to stricter standards. The Board is proposing to limit the aggregate amount of a bank holding company's cumulative perpetual preferred stock, trust preferred securities and other minority interests to 25% of the company's core capital elements, net of goodwill. Current regulations do not require the deduction of goodwill. The proposal also provides that amounts of qualifying trust preferred securities and certain minority interests in excess of the 25% limit may be included in tier 2 capital but would be limited, together with subordinated debt and limited-life preferred stock, to 50% of tier 1 capital. The proposal provides a three-year transition period for bank holding companies to meet these quantitative limitations. Implementation of the proposal, in its present form, is not expected to have a material impact on the consolidated financial statements.

Bank Sales of Securities. On June 17, 2004, the Securities and Exchange Commission (the "SEC") issued a Proposed Rule in which it described the parameters under which banks may sell securities to their customers without having to register as broker-dealers with the SEC in accordance with Title II of the Gramm-Leach-Bliley Act of 1999. The proposal, which is designated as Regulation B, clarifies, among other things: (i) the limitations on the amount that unregistered bank employees may be compensated for making referrals in connection with a third-party brokerage arrangement; (ii) the manner by which banks may be compensated for effecting securities transactions for its customers in a fiduciary capacity; and (iii) the extent to which banks may engage in certain securities transactions as a custodian. At this time, it is not possible to predict the impact that this proposal would have on the Company and its subsidiaries.

Expanded Branching Authority. Until 2001, an Iowa-chartered bank could only establish a branch office within the boundaries of the counties contiguous to, or cornering upon, the county in which the principal place of business of the bank was located. In 2001, the Iowa Banking Act was amended to allow Iowa-chartered banks to establish up to three branches at any location in Iowa, subject to regulatory approval, in addition to any branches established under the branching rules described above. Beginning July 1, 2004, Iowa-chartered banks are permitted to establish any number of branches at any location in Iowa, subject to regulatory approval.

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

One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company's consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at March 31, 2004 demonstrated a 1.15% decrease in interest income with a 200 basis point increase in interest rates, and a 1.23% decrease in interest income with a 100 basis point decrease in interest rates. Both simulations are within the board-established policy limits of a 10% decline in value.

Part I
Item 4

                             CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

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

      The annual meeting of stockholders was held at The Lodge located at 900 Spruce Hills Drive, Bettendorf, Iowa on Wednesday, May 5, 2004 at 10:00 a.m. At the meeting, Mark C. Kilmer was elected to serve as a Class II director, with a term expiring in 2007, and Larry J. Helling and Douglas M. Hultquist were re-elected to serve as Class II directors, with terms expiring in 2007. Continuing as Class III directors, with terms expiring in 2005, are Patrick S. Baird, John K. Lawson, and Ronald G. Peterson. Continuing as Class I directors, with terms expiring in 2006, are Michael A. Bauer, James J. Brownson, and Henry Royer. Also, at the meeting an amendment was approved to the Certificate of Incorporation increasing the number of authorized shares of common stock from 5,000,000 shares, par value of $1.00 per share, to 10,000,000 shares, par value of $1.00 per share, and there was approval of the QCR Holdings 2004 Stock Incentive Plan.

There were 2,873,561 issued shares and 2,813,415 outstanding shares of common stock entitled to vote at the annual meeting. Either in person or by proxy, there were 2,439,380 common shares represented at the meeting, constituting approximately 86.7% of the outstanding shares. The voting was as follows:

                                           Votes                    Votes
                                            For                   Withheld
                                         ---------------------------------------
      Larry J. Helling                   2,430,743                 8,637
      Douglas M. Hultquist               2,396,894                42,486
      Mark C. Kilmer                     2,431,841                 7,539

                                           Votes         Votes           Votes
                                            For         Against        Abstained
                                         ---------------------------------------
      Amendment to Certificate           2,366,004      66,335           7,041
                of Incorporation

                                           Votes         Votes           Votes
                                            For         Against        Abstained
                                         ---------------------------------------
      2004 Stock Incentive Plan          1,342,205     219,555          19,095


Item 5  Other Information                                            -    None

Item 6  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Employment Agreement between QCR Holdings, Inc. and Thomas Budd dated June 2004.

     10.2 Employment Agreement between QCR Holdings, Inc. and Shawn Way dated June 2004.

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

b)  Reports on Form 8-K

           A report on Form 8-K was filed on April 23, 2004, which reported the Company's financial information, including earnings for the quarter ended March 31, 2004, pursuant to Item 12, as well as the Company's declaration of a 3:2 common stock split effected in the form of a dividend and also a cash dividend of $0.04 per share, pursuant to
           Item 5.

           A report on Form 8-K was filed on May 13, 2004 under Item 12, which reported the Company's financial information, including earnings for the quarter ended March 31, 2004, in the form of a shareholder letter dated May 2004.

           A report on Form 8-K was filed on May 17, 2004 under Item 5, which announced in the form of a press release, that the Company's subsidiary, QCR Holdings Capital Trust I, would redeem on June 30, 2004 all of its 9.20% Trust Preferred Securities and its 9.20% common securities.

           A report on Form 8-K was filed on June 24, 2004 under Item 5, which announced, in the form of a press release, that the Company will establish a new financial institution in Rockford, Illinois.

           A report on Form 8-K was filed on July 1, 2004 under Item 5, which announced, in the form of a press release, that the Company's subsidiary, QCR Holdings Capital Trust I, redeemed on June 30, 2004 all of its 9.20% Trust Preferred Securities and its 9.20% common securities.

           A report on Form 8-K was filed on July 23, 2003, pursuant to Item 12, which reported in the form of a press release, the Company's financial information, including earnings for the quarter ended June 30, 2004.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               QCR HOLDINGS, INC.
                                  (Registrant)

Date    August 11, 2004                 /s/ Michael A. Bauer
                                        ----------------------------------------
                                         Michael A. Bauer, Chairman


Date    August 11, 2004                 /s/ Douglas M. Hultquist
                                        ----------------------------------------
                                        Douglas M. Hultquist,
                                        Chief Executive Officer

Date    August 11, 2004                 /s/ Todd A. Gipple
                                        ----------------------------------------
                                        Todd A. Gipple, Executive Vice President
                                        Chief Financial Officer