Form 10-Q
period 2004-09-30
QCR HOLDINGS INC
filed 2004-11-10
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2004

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

Yes [ ] No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 1, 2004, the Registrant had outstanding 4,245,004 shares of common stock, $1.00 par value per share.

                                   QCR HOLDINGS, INC. AND SUBSIDIARIES


                                                  INDEX

                                                                           Page
                                                                          Number

Part I   FINANCIAL INFORMATION

         Item 1     Consolidated Financial Statements (Unaudited)

                    Consolidated Balance Sheets, September 30,
                    2004 and December 31, 2003                                 3

                    Consolidated Statements of Income, For the
                    Three Months Ended September 30, 2004 and 2003             4

                    Consolidated Statements of Income, For the Nine
                    Months Ended September 30, 2004 and 2003                   5

                    Consolidated Statements of Cash Flows, For the Nine
                    Months Ended September 30, 2004 and 2003                   6

                    Notes to Consolidated Financial Statements              7-10

         Item 2     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          11-26

         Item 3     Quantitative and Qualitative Disclosures                  27
                    About Market Risk

         Item 4 Controls and Procedures                                    27-28

Part II  OTHER INFORMATION

         Item 1     Legal Proceedings                                         29

         Item 2     Unregistered Sales of Issuer Securities and Use
                    of Proceeds                                               29

         Item 3     Defaults Upon Senior Securities                           29

         Item 4     Submission of Matters to a Vote of Security Holders       29

         Item 5     Other Information                                         29

         Item 6     Exhibits                                                  29

         Signatures                                                           30

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    September 30, 2004 and December 31, 2003

                                                                                   September 30,    December 31,
                                                                                        2004            2003
                                                                                   ------------------------------
ASSETS
Cash and due from banks ........................................................   $  26,163,953    $  24,427,573
Federal funds sold .............................................................       3,455,000        4,030,000
Interest-bearing deposits at financial institutions ............................       4,063,795       10,426,092

Securities held to maturity, at amortized cost .................................         150,000          400,116
Securities available for sale, at fair value ...................................     138,084,198      128,442,926
                                                                                   ------------------------------
                                                                                     138,234,198      128,843,042
                                                                                   ------------------------------

Loans receivable held for sale .................................................       3,113,195        3,790,031
Loans receivable held for investment ...........................................     622,993,573      518,681,380
Less: Allowance for estimated losses on loans ..................................     (10,134,357)      (8,643,012)
                                                                                   ------------------------------
                                                                                     615,972,411      513,828,399
                                                                                   ------------------------------

Premises and equipment, net ....................................................      15,414,152       12,028,532
Accrued interest receivable ....................................................       4,012,063        3,646,108
Bank-owned life insurance ......................................................      15,788,589        3,085,797
Other assets ...................................................................      13,262,817        9,724,012
                                                                                   ------------------------------

        Total assets ...........................................................   $ 836,366,978    $ 710,039,555
                                                                                   ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing .........................................................   $ 106,760,072    $ 130,962,916
   Interest-bearing ............................................................     422,613,051      380,688,947
                                                                                   ------------------------------
        Total deposits .........................................................     529,373,123      511,651,863
                                                                                   ------------------------------

Short-term borrowings ..........................................................     129,888,622       51,609,801
Federal Home Loan Bank advances ................................................      96,575,464       76,232,348
Other borrowings ...............................................................       7,000,000       10,000,000
Junior subordinated debentures .................................................      20,620,000       12,000,000
Other liabilities ..............................................................       7,643,407        6,722,808
                                                                                   ------------------------------
        Total liabilities ......................................................     791,100,616      668,216,820
                                                                                   ------------------------------

STOCKHOLDERS' EQUITY
Common stock, $1 par value; ....................................................       4,240,407        2,863,990
   shares authorized, September 2004 - 10,000,000 and December 2003 - 5,000,000;
   September 2004 - 4,240,407 shares issued and outstanding,
   December 2003 - 4,295,985* shares issued and 4,205,766* outstanding
Additional paid-in capital .....................................................      15,726,101       17,143,868
Retained earnings ..............................................................      24,171,646       20,866,749
Accumulated other comprehensive income .........................................       1,128,208        1,802,664
                                                                                   ------------------------------
                                                                                      45,266,362       42,677,271
Less:  Cost of common shares acquired for the treasury;
   September 2004 - none;  December 2003 - 90,219* .............................              --         (854,536)
                                                                                   ------------------------------
        Total stockholders' equity .............................................      45,266,362       41,822,735
                                                                                   ------------------------------
        Total liabilities and stockholders' equity .............................   $ 836,366,978    $ 710,039,555
                                                                                   ==============================

* Share and per share data has been retroactively adjusted to effect a 3:2 common stock split, which occurred on May 28, 2004, as if it had occurred on January 1, 2003.

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         Three Months Ended September 30

                                                                 2004         2003
                                                              -----------------------
Interest and dividend income:
  Loans, including fees ...................................   $8,560,941   $7,553,395
  Securities:
    Taxable ...............................................    1,040,293      790,934
    Nontaxable ............................................      139,886      119,754
  Interest-bearing deposits at financial institutions .....       43,242      110,911
  Federal funds sold ......................................       15,216       47,578
                                                              -----------------------
        Total interest and dividend income ................    9,799,578    8,622,572
                                                              -----------------------

Interest expense:
  Deposits ................................................    1,708,404    1,709,104
  Short-term borrowings ...................................      378,125       64,235
  Federal Home Loan Bank advances .........................      915,142      773,614
  Other borrowings ........................................       50,488       59,127
  Junior subordinated debentures ..........................      316,196      283,376
                                                              -----------------------
        Total interest expense ............................    3,368,355    2,889,456
                                                              -----------------------

        Net interest income ...............................    6,431,223    5,733,116

Provision for loan losses .................................      411,385      939,000
                                                              -----------------------
        Net interest income after provision for loan losses    6,019,838    4,794,116
                                                              -----------------------

Noninterest income:
  Merchant credit card fees, net of processing costs ......      253,107      783,688
  Trust department fees ...................................      616,506      550,551
  Deposit service fees ....................................      421,223      386,109
  Gains on sales of loans, net ............................      242,896    1,162,172
  Securities gains, net ...................................           --          596
  Other ...................................................      485,825      376,718
                                                              -----------------------
        Total noninterest income ..........................    2,019,557    3,259,834
                                                              -----------------------

Noninterest expenses:
  Salaries and employee benefits ..........................    3,458,437    3,294,285
  Professional and data processing fees ...................      620,242      506,258
  Advertising and marketing ...............................      232,654      178,715
  Occupancy and equipment expense .........................      841,827      655,588
  Stationery and supplies .................................      124,915      111,003
  Postage and telephone ...................................      169,626      157,342
  Bank service charges ....................................      146,569      113,590
  Insurance ...............................................      126,032      120,771
  Other ...................................................      192,972      218,681
                                                              -----------------------
        Total noninterest expenses ........................    5,913,274    5,356,233
                                                              -----------------------

        Income before income taxes ........................    2,126,121    2,697,717
Federal and state income taxes ............................      703,464      889,569
                                                              -----------------------
        Net income ........................................   $1,422,657   $1,808,148
                                                              =======================

Earnings per common share: *
  Basic ...................................................   $     0.33   $     0.43
  Diluted .................................................   $     0.33   $     0.42
  Weighted average common shares outstanding ..............    4,246,741    4,180,334
  Weighted average common and common equivalent ...........    4,349,317    4,301,778
    shares outstanding

Cash dividends declared per common share * ................   $       --   $       --
                                                              =======================

Comprehensive income ......................................   $2,147,990   $1,034,535
                                                              =======================

* Share and per share data has been retroactively adjusted to effect a 3:2 common stock split, which occurred on May 28, 2004, as if it had occurred on January 1, 2003.

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         Nine Months Ended September 30

                                                                 2004          2003
                                                              -------------------------
Interest and dividend income:
  Loans, including fees ...................................   $24,053,837   $21,664,888
  Securities:
    Taxable ...............................................     3,018,977     2,354,815
    Nontaxable ............................................       426,987       359,996
  Interest-bearing deposits at financial institutions .....       181,514       345,829
  Federal funds sold ......................................        22,795       149,335
                                                              -------------------------
        Total interest and dividend income ................    27,704,110    24,874,863
                                                              -------------------------

Interest expense:
  Deposits ................................................     4,731,299     5,404,628
  Short-term borrowings ...................................       758,062       253,099
  Federal Home Loan Bank advances .........................     2,575,749     2,497,050
  Other borrowings ........................................        96,538       169,642
  Junior subordinated debentures ..........................     1,316,489       850,129
                                                              -------------------------
        Total interest expense ............................     9,478,137     9,174,548
                                                              -------------------------

        Net interest income ...............................    18,225,973    15,700,315

 Provision for loan losses ................................     1,735,885     2,627,427
                                                              -------------------------
        Net interest income after provision for loan losses    16,490,088    13,072,888
                                                              -------------------------

Noninterest income:
  Merchant credit card fees, net of processing costs ......     1,094,390     1,778,935
  Trust department fees ...................................     1,905,341     1,692,272
  Deposit service fees ....................................     1,238,331     1,079,880
  Gains on sales of loans, net ............................       910,749     3,331,592
  Securities gains (losses), net ..........................        26,188             5
  Other ...................................................     1,582,706     1,114,711
                                                              -------------------------
        Total noninterest income ..........................     6,757,705     8,997,395
                                                              -------------------------

Noninterest expenses:
  Salaries and employee benefits ..........................     9,729,540     9,379,998
  Professional and data processing fees ...................     1,616,344     1,465,764
  Advertising and marketing ...............................       733,644       532,241
  Occupancy and equipment expense .........................     2,363,577     1,964,026
  Stationery and supplies .................................       394,107       335,723
  Postage and telephone ...................................       498,685       475,464
  Bank service charges ....................................       431,812       336,853
  Insurance ...............................................       351,599       329,980
  Loss on redemption of junior subordinated debentures ....       747,490            --
  Other ...................................................       573,144       719,606
                                                              -------------------------
        Total noninterest expenses ........................    17,439,942    15,539,655
                                                              -------------------------
        Income before income taxes ........................     5,807,851     6,530,628
Federal and state income taxes ............................     1,878,065     2,168,632
                                                              -------------------------
         Net income .......................................   $ 3,929,786   $ 4,361,996
                                                              =========================

Earnings per common share:*
  Basic ...................................................   $      0.93   $      1.05
  Diluted .................................................   $      0.91   $      1.02
  Weighted average common shares outstanding ..............     4,224,670     4,165,577
  Weighted average common and common equivalent ...........     4,336,794     4,269,642
    shares outstanding

Cash dividends declared per common share* .................   $      0.04   $      0.03
                                                              =========================

Comprehensive income ......................................   $ 3,255,330   $ 4,006,300
                                                              =========================

* Share and per share data has been retroactively adjusted to effect a 3:2 common stock split, which occurred on May 28, 2004, as if it had occurred on January 1, 2003.

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         Nine Months Ended September 30

                                                                               2004               2003
                                                                          --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..........................................................   $   3,929,786      $   4,361,996
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ......................................................       1,076,959            799,267
    Provision for loan losses .........................................       1,735,885          2,627,427
    Amortization of offering costs on subordinated debentures .........          14,354             22,129
    Loss on redemption of junior subordinated debentures ..............         747,490                 --
    Amortization of premiums on securities, net .......................         795,404            494,280
    Investment securities gains, net ..................................         (26,188)                (5)
    Loans originated for sale .........................................     (65,023,902)      (224,765,775)
    Proceeds on sales of loans ........................................      66,611,487        234,223,023
    Net gains on sales of loans .......................................        (910,749)        (3,331,592)
    Net losses on sales of premises and equipment .....................               0             45,128
    Tax benefit of nonqualified stock options exercised ...............         169,977            170,455
    Increase in accrued interest receivable ...........................        (365,955)          (100,042)
    Increase in other assets ..........................................      (4,065,360)        (1,266,162)
    Increase in other liabilities .....................................       1,257,415          1,664,911
                                                                          --------------------------------
        Net cash provided by operating activities .....................   $   5,946,603      $  14,945,040
                                                                          --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in federal funds sold ..................................   $     575,000      $   3,430,000
  Net decrease (increase) in interest-bearing deposits at financial
    institutions ......................................................       6,362,297         (2,744,020)
  Activity in securities portfolio:
    Purchases .........................................................     (52,514,428)       (55,703,206)
    Calls and maturities ..............................................      39,831,001         28,920,000
    Paydowns ..........................................................       1,444,332          3,566,250
  Activity in bank-owned life insurance:
    Purchases .........................................................     (12,221,428)           (66,312)
    Increase in cash value ............................................        (481,364)          (131,498)
  Net loans originated and held for investment ........................    (104,556,733)       (53,488,700)
  Purchase of premises and equipment ..................................      (4,470,826)        (2,807,019)
  Proceeds from sales of premises and equipment .......................           8,247            224,654
                                                                          --------------------------------
        Net cash used in investing activities .........................   $(126,023,902)     $ (78,799,851)
                                                                          --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit accounts ....................................      17,721,260      $  62,838,673
  Net increase in short-term borrowings ...............................      78,278,821          1,896,373
  Activity in Federal Home Loan Bank advances:
    Advances ..........................................................      32,500,000         10,350,000
    Payments ..........................................................     (12,156,884)        (7,254,944)
  Net (decrease) increase in other borrowings .........................      (3,000,000)         5,029,065
  Proceeds from issuance of junior subordinated debentures ............      20,620,000                 --
  Redemption of junior subordinated debentures ........................     (12,000,000)                --
  Payment of cash dividends ...........................................        (336,816)          (277,086)
  Payment of fractional shares on 3:2 stock split .....................          (2,549)                --
  Proceeds from issuance of common stock, net .........................         189,847             74,766
                                                                          --------------------------------
        Net cash provided by financing activities .....................   $ 121,813,679      $  72,656,847
                                                                          --------------------------------

        Net increase in cash and due from banks .......................       1,736,380          8,802,036
Cash and due from banks, beginning ....................................      24,427,573         24,906,003
                                                                          --------------------------------
Cash and due from banks, ending .......................................   $  26,163,953      $  33,708,039
                                                                          ================================

Supplemental disclosure of cash flow information, cash payments for:
  Interest ............................................................   $   9,508,452         $ 9,757,764
                                                                          =================================

  Income/franchise taxes ..............................................   $   1,763,468         $ 3,137,809
                                                                          =================================
Supplemental schedule of noncash investing activities:
  Change in accumulated other comprehensive income,
    unrealized losses on securities available for sale, net ...........   $    (674,456)        $  (355,696)
                                                                          =================================

  Due to broker for purchase of security available for sale ...........   $           --         $  401,400
                                                                          =================================

See Notes to Consolidated Financial Statements

Part I
Item 1

                               QCR HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform with the current period presentation.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of QCR Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company ("Quad City Bank & Trust"), Cedar Rapids Bank and Trust Company ("Cedar Rapids Bank & Trust"), Quad City Bancard, Inc. ("Bancard"), and Quad City Liquidation Corporation ("QCLC"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also wholly owns QCR Holdings Statutory Trust II ("Trust II"), and QCR Holdings Statutory Trust III ("Trust III"). These two entities were both established by the Company for the sole purpose of issuing trust preferred securities. As required by a ruling of the Securities and Exchange Commission in December 2003, the Company's equity investments in these entities are not consolidated, but are included in other assets on the consolidated balance sheet for $620 thousand in aggregate. In addition to these six wholly owned subsidiaries, the Company has an aggregate investment of $323 thousand in three associated companies, Nobel Electronic Transfer, LLC, Nobel Real Estate Investors, LLC, and Velie Plantation Holding Company. The Company owns 20% equity positions in each of these associated companies.

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

                                          Three Months Ended September 30,   Nine Months Ended September 30,
                                                2004             2003            2004              2003
                                          --------------------------------  --------------------------------
Net income, as reported ...............   $   1,422,657    $   1,808,148    $   3,929,786    $   4,361,996
  Deduct total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects ..         (32,584)         (22,638)         (97,147)         (74,251)
                                          ----------------------------------------------------------------
        Net income ....................   $   1,390,073    $   1,785,510    $   3,832,639    $   4,287,745
                                          ================================================================

Earnings per share:*
  Basic:
    As reported .......................   $        0.33    $        0.43    $        0.93    $        1.05
    Pro forma .........................            0.33             0.43             0.91             1.03
  Diluted:
    As reported .......................            0.33             0.42             0.91             1.02
    Pro forma .........................            0.32             0.41             0.89             1.01

* Share and per share data has been retroactively adjusted to effect a 3:2 common stock split, which occurred on May 28, 2004, as if it had occurred on January 1, 2003.

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions for grants during the nine months ended September 30, 2004 and 2003: dividend rate of 0.38% to 0.44% for the nine months ended September 30, 2004 and 0.59% for the nine months ended September 30, 2003; expected price volatility of 23.54% to 27.18%; risk-free interest rate based upon current rates at the date of grants (3.68% to 4.72% for stock options and 0.82% to 1.59% for the employee stock purchase plan); and expected lives of 10 years for stock options and 3 months to 6 months for the employee stock purchase plan.

NOTE 2 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis. Share and per share data has been retroactively adjusted to effect a 3:2 common stock split, which occurred on May 28, 2004, as if it had occurred on January 1, 2003.

                                      Three months ended        Nine months ended
                                         September 30,            September 30,
                                    -------------------------------------------------
                                       2004         2003         2004         2003
                                    -------------------------------------------------
Net income, basic and diluted
  Earnings ......................   $1,422,657   $1,808,148   $3,929,786   $4,361,996
                                    =================================================

Weighted average common shares
  Outstanding ...................    4,246,741    4,180,334    4,224,670    4,165,577

Weighted average common shares
  issuable upon exercise of stock
  options and under the
  employee stock purchase plan ..      102,576      121,444      112,124      104,065
                                    -------------------------------------------------
Weighted average common and
  common equivalent shares
  outstanding ...................    4,349,317    4,301,778    4,336,794    4,269,642
                                    =================================================

NOTE 3 - BUSINESS SEGMENT INFORMATION

      Selected financial information on the Company's business segments is presented as follows for both the three-month and nine-month periods ended September 30, 2004 and 2003, respectively.

                                Three months ended              Nine months ended
                                   September 30,                   September 30,
                           -----------------------------------------------------------
                               2004            2003            2004            2003
                           ------------------------------------------------------------
Revenue:
  Commercial banking ...   $ 10,824,447    $ 10,373,181    $ 30,974,033    $ 29,978,854
  Credit card processing        304,111         830,539       1,236,846       1,910,901
  Trust management .....        616,505         550,551       1,905,341       1,692,272
  All other ............         74,072         128,135         345,595         290,231
                           ------------------------------------------------------------
        Total revenue ..   $ 11,819,135    $ 11,882,406    $ 34,461,815    $ 33,872,258
                           ============================================================

  Commercial banking ...   $  1,678,293    $  1,637,592    $  4,845,066    $  4,177,755
  Credit card processing         25,098         388,631         370,497         880,343
  Trust management .....        147,023         123,896         481,924         381,575
  All other ............       (427,757)       (341,971)     (1,767,701)     (1,077,677)
                           ------------------------------------------------------------
        Total net income   $  1,422,657    $  1,808,148    $  3,929,786    $  4,361,996
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

Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At September 30, 2004 and December 31, 2003, no amounts were recorded as liabilities for the banks' potential obligations under these guarantees.

As of September 30, 2004 and December 31, 2003, commitments to extend credit aggregated were $238.1 million and $194.9 million, respectively. As of September 30, 2004 and December 31, 2003, standby letters of credit aggregated were $12.4 million and $6.0 million, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $3.1 million and $3.8 million, at September 30, 2004 and December 31, 2003, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Bancard is subject to the risk of cardholder chargebacks and its merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant. At September 30, 2004, Bancard also had established a merchant chargeback reserve of $208 thousand to mitigate such risk.

The Company also has a guarantee to MasterCard International, Incorporated, which is backed by a performance bond in the amount of $1.0 million. As of September 30, 2004 and December 31, 2003, there were no significant pending liabilities.

A significant portion of residential mortgage loans sold to investors in the secondary market are sold with recourse. Specifically, certain loan sales agreements provide that if the borrower becomes delinquent a number of payments or a number of days, within six months to one year of the sale, the banks must repurchase the loan from the subject investor. The banks did not repurchase any loans from secondary market investors under the terms of these loan sales agreements during the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. In the opinion of management, the risk of recourse to the banks is not significant and, accordingly, no liability has been established related to such.

NOTE 5 - JUNIOR SUBORDINATED DEBENTURES

In June 1999, the Company issued 1,200,000 shares of 9.2% cumulative trust preferred securities through a newly formed subsidiary, Trust I, which used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. These securities were $12.0 million at December 31, 2003. In February 2004, the Company issued, in a private transaction, $8.0 million of floating rate trust preferred securities and $12.0 million of fixed rate trust preferred securities through two newly formed subsidiaries, Trust II and Trust III, respectively. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $8.2 million and $12.4 million, respectively. In February 2004, the Federal Reserve provided confirmation to the Company for their treatment of these new issuances as Tier 1 capital for regulatory capital purposes, subject to current established limitations. These securities were $20.0 million in aggregate at September 30, 2004. On June 30, 2004, the Company redeemed the $12.0 million of 9.2% cumulative trust preferred securities issued by Trust I in 1999. During the nine months ended September 30, 2004, the Company recognized a loss of $747 thousand on the redemption of these trust preferred securities at their earliest call date, which resulted from the one-time write-off of unamortized costs related to the original issuance of the securities in 1999.

NOTE 6 - RECENT ACCOUNTING DEVELOPMENTS

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company's equity securities. This proposal, when finalized, would eliminate use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure of what expense amounts might be. The proposal, when approved, would substantially amend FASB Statement No. 123, Accounting for Stock-Based Compensation. Legislation has been introduced to substantially limit the FASB proposal. Uncertainty continues as to whether the proposal will be finalized and the FASB has recently announced some major proposed revisions to it, including material changes to the fair-value methodology, among other things. Currently, the most recent announcements suggest that this guidance may become effective for periods beginning after June 15, 2005 for public companies. Management has not completed its review of the proposal or assessed its potential impact on the Company.

Part I
Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

QCR Holdings, Inc. is the parent company of Quad City Bank & Trust, Cedar Rapids Bank & Trust, and Quad City Bancard, Inc.

Quad City Bank & Trust and Cedar Rapids Bank & Trust are Iowa-chartered commercial banks that are members of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation. Quad City Bank & Trust commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services to the Quad City and Rockford areas and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline and Rockford, Illinois. Cedar Rapids Bank & Trust commenced operations in 2001 and provides full-service commercial and consumer banking service to Cedar Rapids and adjacent communities through its office located in the GreatAmerica Building in downtown Cedar Rapids, Iowa.

Bancard provides merchant and cardholder credit card processing services. In October 2002, the Company sold Bancard's independent sales organization (ISO) related merchant credit card operations to iPayment, Inc. Until September 24, 2003, Bancard continued to temporarily process transactions for iPayment, Inc., and approximately 32,500 merchants. Since iPayment, Inc. discontinued processing with Bancard, processing volumes have decreased significantly. Bancard does continue to provide credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks.

As a result of the common stock split, which occurred on May 28, 2004, all share and per share data has been retroactively adjusted to effect a three-for-two common stock split as if it had occurred on January 1, 2003.

OVERVIEW

Net income for the first nine months of 2004 was $3.9 million as compared to net income of $4.4 million for the same period in 2003, a decrease of $432 thousand, or 10%. Basic earnings per share for the first nine months of 2004 were $0.93 and for the first nine months of 2003 were $1.05. For the nine months ended September 30, 2004, net interest income improved by $2.5 million, or 16%, while, as a result of the dramatic drop in residential mortgage refinancing and the proportionate decrease in gain on sales of loans, noninterest income declined by $2.2 million, or 25%, to combine for a net improvement of $286 thousand when compared to the same period in 2003. Enhancing this 1% improvement in revenue for the Company was a decline in the provision for loan losses of $892 thousand, or 34%. The first nine months of 2004 reflected an increase in noninterest expense of 12%, when compared to the same period in 2003. The increase in noninterest expense was predominately due to the onetime write-off of unamortized costs relating to the issuance of trust preferred securities, in combination with $400 thousand of growth in occupancy and equipment expense. After-tax income at Cedar Rapids Bank & Trust was $563 thousand for the nine months ended September 30, 2004, as compared to $147 thousand for the same period in 2003. Cedar Rapids Bank & Trust also experienced significant asset growth, as total assets grew to $203.8 million at September 30, 2004 from $142.3 million at September 30, 2003.

In March 2004, as a result of the Company's intention to redeem $12.0 million of trust preferred securities issued in 1999 at their June 30, 2004 call date, the Company realized significant non-recurring expense in the form of a write-off of unamortized issuance costs. This refinancing strategy, expected to provide long-term benefits for the Company, resulted in an increase to noninterest expense of $747 thousand, and combined with the additional interest costs of the new trust preferred securities, reduced after-tax net income for the first nine months of 2004 by $721 thousand, or $0.17 in diluted earnings per share. Excluding this onetime write-off of unamortized issuance costs and the additional interest costs, net income for the nine months ended September 30, 2004 would have been $4.7 million, or diluted earnings per share of $1.08. Although excluding the impact of this event is a non-GAAP measure, management believes that it is important to provide such information due to the non-recurring nature of this expense and to more accurately compare the results of the periods presented.

In June 2004, the Company announced its expansion into the Rockford, Illinois market through the proposed creation of a third de novo bank charter. Consistent with the strategies of both Quad City Bank & Trust and Cedar Rapids Bank &
Trust, the new bank, Rockford Bank and Trust Company ("Rockford Bank & Trust") will focus on the local community and on the creation of personalized banking relationships with a team of outstanding local bankers. In September 2004, the Rockford facility opened initially as a branch of Quad City Bank & Trust. Operations will continue as such, until a new charter for Rockford Bank & Trust is approved by regulators, which is anticipated to occur in early 2005. During the first nine months of 2004, the Company experienced a $184 thousand reduction in after-tax net income as a result of start-up costs associated with the creation of Rockford Bank & Trust. As previously announced, the Company is currently conducting a private placement of up to $5.0 million of its common stock with the proceeds to be used as partial capitalization of Rockford Bank & Trust. It is anticipated that this offering will close in late 2004.

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

The Company realized a 0.06% decrease in its net interest spread, declining from 3.28% for the three months ended September 30, 2003 to 3.22% for the three months ended September 30, 2004. The average yield on interest-earning assets decreased 0.22% for the three months ended September 30, 2004 when compared to the same period ended September 30, 2003. At the same time, the average cost of interest-bearing liabilities decreased 0.16%. The narrowing of the net interest spread resulted in a 0.20% reduction in the Company's net interest margin percentage. For the three months ended September 30, 2004, the net interest margin was 3.46% compared to 3.66% for the same period in 2003. The net interest margin of 3.46% for the third quarter of 2004 was improved over those experienced in both the first and second quarters of the year, when the quarterly net interest margins were 3.45% and 3.40%, respectively.

For the nine months ended September 30, 2004, the net interest spread was 3.14%, which was down 0.03% when compared to 3.17% for the nine months ended September 30, 2003. The average yield on interest-earning assets decreased 0.43% for the nine months ended September 30, 2004 when compared to the same period ended September 30, 2003. At the same time, the average cost of interest-bearing liabilities decreased by 0.40%. The tightening of the net interest spread produced a 0.13% reduction in the Company's net interest margin percentage. For the nine months ended September 30, 2004, the net interest margin was 3.44% compared to 3.57% for the same period in 2003. Without the June 2004 redemption of $12.0 million of capital securities issued in 1999, the related issuance of $20.6 million in new trust preferred securities in February 2004, and the subsequent pay-off of the Company's $10.0 million line of credit during the first quarter of 2004, the Company's net interest margin would have been 3.49% for the nine months ended September 30, 2004. Although excluding the impact of these events is a non-GAAP measure, management believes that it is important to provide such information due to the non-recurring nature of the related expense and to more accurately compare the results of the periods presented.

    Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

                                                                     For 3 Months Ended September 30,
                                                  ------------------------------------------------------------------------
                                                                  2004                               2003
                                                  ------------------------------------------------------------------------
                                                                Interest     Average                Interest     Average
                                                  Average        Earned      Yield or    Average     Earned      Yield or
                                                  Balance        or Paid      Cost       Balance     or Paid       Cost
                                                  ------------------------------------------------------------------------
ASSETS
Interest earnings assets:
Federal funds sold ............................   $   7,521     $      15     0.80%     $  22,082   $      47      0.85%
Interest-bearing deposits at
   financial institutions .....................       7,606            43     2.26%        16,530         111      2.69%
Investment securities (1) .....................     133,026         1,252     3.76%        93,513         973      4.16%
Gross loans receivable (2) ....................     602,739         8,561     5.68%       501,385       7,553      6.03%
                                                  -----------------------               ---------------------

   Total interest earning assets ..............     750,892         9,871     5.26%       633,510       8,684      5.48%

Noninterest-earning assets:
Cash and due from banks .......................   $  31,073                               30,837
Premises and equipment ........................      14,748                                9,903
Less allowance for estimated losses on loans         (9,813)                              (8,184)
Other .........................................      31,884                               17,721
                                                  ---------                            ---------
   Total assets ...............................   $ 818,784                            $ 683,787
                                                  =========                            =========

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits ..............   $ 174,157           344     0.79%     169,822         351      0.83%
Savings deposits ..............................      16,264            13     0.32%      13,216          12      0.36%
Time deposits .................................     225,214         1,351     2.40%     203,551       1,346      2.65%
Short-term borrowings .........................     117,438           378     1.29%      37,659          64      0.68%
Federal Home Loan Bank advances ...............      98,223           915     3.73%      78,697         774      3.93%
Junior subordinated debentures ................      20,620           316     6.13%      12,000         283      9.43%
Other borrowings ..............................       7,000            51     2.91%       9,272          59      2.55%
                                                  -----------------------              --------------------
   Total interest-bearing
       liabilities ............................     658,916         3,368     2.04%     524,217       2,889      2.20%

Noninterest-bearing demand ....................     111,102                             106,453
Other noninterest-bearing
   liabilities ................................       4,529                              13,129
Total liabilities .............................     774,547                             643,799
Stockholders' equity ..........................      44,237                              39,988
                                                  ---------                           ---------
   Total liabilities and
       stockholders' equity ...................   $ 818,784                             683,787
                                                  =========                           =========

Net interest income ...........................                $   6,503                          $  5,795
                                                               =========                          ========

Net interest spread ...........................                               3.22%                             3.28%
                                                                             ======                            ======

Net interest margin ...........................                               3.46%                             3.66%
                                                                             ======                            ======

Ratio of average interest earning
   assets to average interest-
   bearing liabilities ........................      113.96%                            120.85%
                                                 ===========                         ==========

(1)  Interest  earned  and  yields  on  nontaxable   investment  securities  are
     determined on a tax equivalent basis using a 34% tax rate for each period presented.

(2) Loan fees are not material and are included in interest income from loans receivable.

             Analysis of Changes of Interest Income/Interest Expense

                  For the three months ended September 30, 2004

                                                    Inc./(Dec.)      Components
                                                      From          of Change (1)
                                                      Prior      ------------------
                                                      Period       Rate     Volume
                                                    -------------------------------
                                                               2004 vs. 2003
                                                    -------------------------------
                                                          (Dollars in Thousands)
INTEREST INCOME
Federal funds sold ................................   $   (32)   $    (3)   $   (29)
Interest-bearing deposits at financial institutions       (68)       (15)       (53)
Investment securities (2) .........................       279       (555)       834
Gross loans receivable (3) ........................     1,008     (2,469)     3,477
                                                      -----------------------------
          Total change in interest income .........   $ 1,187    $(3,042)   $ 4,229
                                                      -----------------------------

INTEREST EXPENSE
Interest-bearing demand deposits ..................   $    (7)   $   (50)   $    43
Savings deposits ..................................         1         (7)         8
Time deposits .....................................         5       (532)       537
Short-term borrowings .............................       314         93        221
Federal Home Loan Bank advances ...................       141       (245)       386
Junior subordinated debentures ....................        33       (522)       555
Other borrowings ..................................        (8)        40        (48)
                                                      -----------------------------
          Total change in interest expense ........   $   479    $(1,223)   $ 1,702
                                                      -----------------------------

Total change in net interest income ...............   $   708    $(1,819)   $ 2,527
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

    Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

                                                                      For 9 Months Ended September 30,
                                                 ---------------------------------------------------------------------------
                                                                  2004                                  2003
                                                 ---------------------------------------------------------------------------
                                                                Interest      Average                 Interest      Average
                                                 Average         Earned       Yield or   Average       Earned       Yield or
                                                 Balance        or Paid        Cost      Balance      or Paid         Cost
                                                 ---------------------------------------------------------------------------
ASSETS
Interest earnings assets:
Federal funds sold ...........................   $   5,823       $    23        0.53%    $  19,506   $     148        1.01%
Interest-bearing deposits at
   financial institutions ....................      10,114           181        2.39%       14,911         346        3.09%
Investment securities (1) ....................     128,450         3,666        3.81%       86,100       2,901        4.49%
Gross loans receivable (2) ...................     571,095        24,054        5.62%      472,772      21,664        6.11%
                                                 -----------------------                 ---------------------
   Total interest earning assets .............     715,482        27,924        5.20%      593,288      25,059        5.63%

Noninterest-earning assets:
Cash and due from banks ......................      30,792                                  28,225
Premises and equipment .......................      13,566                                   9,309
Less allowance for estimated losses on loans        (9,487)                                 (7,651)
Other ........................................      30,606                                  21,210
                                                 ---------                               ---------
   Total assets ..............................   $ 780,959                               $ 644,381
                                                 =========                               =========

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits .............   $ 172,091           985        0.76%    $ 153,045       1,120        0.98%
Savings deposits .............................      15,299            37        0.32%       12,485          47        0.50%
Time deposits ................................     213,048         3,709        2.32%      197,211       4,240        2.87%
Short-term borrowings ........................      94,182           758        1.07%       37,878         252        0.89%
Federal Home Loan Bank advances ..............      91,374         2,575        3.76%       77,608       2,497        4.29%
Junior subordinated debentures ...............      24,183         1,317        7.26%       12,000         849        9.43%
Other borrowings .............................       4,583            97        2.82%        7,424         169        3.04%
                                                 -----------------------                 ---------------------

   Total interest-bearing
       liabilities ...........................     614,760         9,478        2.06%      497,651       9,174        2.46%

Noninterest-bearing demand ...................     113,953                                  95,006
Other noninterest-bearing
   liabilities ...............................       9,362                                  13,178
Total liabilities ............................     738,075                                 605,835
Stockholders' equity .........................      42,884                                  38,545
                                                 ---------                               ---------
   Total liabilities and
       stockholders' equity ..................   $ 780,959                               $ 644,381
                                                 =========                               =========

Net interest income ..........................                   $18,446                               $15,885
                                                                 =======                               =======

Net interest spread ..........................                                  3.14%                                3.17%
                                                                               ======                               ======

Net interest margin ..........................                                  3.44%                                3.57%
                                                                               ======                               ======

Ratio of average interest earning
   assets to average interest-
   bearing liabilities .......................      116.38%                                 119.22%
                                                 ==========                              ==========

(1)  Interest  earned  and  yields  on  nontaxable   investment  securities  are
     determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2) Loan fees are not material and are included in interest income from loans receivable.

             Analysis of Changes of Interest Income/Interest Expense

                  For the nine months ended September 30, 2004

                                                                     Components
                                                    Inc./(Dec.)     of Change (1)
                                                       From      -------------------
                                                   Prior Period    Rate      Volume
                                                   --------------------------------
                                                               2004 vs. 2003
                                                   --------------------------------
                                                          (Dollars in Thousands)
INTEREST INCOME
Federal funds sold ................................   $  (125)   $   (51)   $   (74)
Interest-bearing deposits at financial institutions      (165)       (69)       (96)
Investment securities (2) .........................       765       (722)     1,487
Gross loans receivable (3) ........................     2,390     (2,694)     5,084
                                                      -----------------------------
          Total change in interest income .........   $ 2,865    $(3,536)   $ 6,401
                                                      -----------------------------
INTEREST EXPENSE
Interest-bearing demand deposits ..................   $  (135)   $  (322)   $   187
Savings deposits ..................................       (10)       (23)        13
Time deposits .....................................      (531)    (1,012)       481
Short-term borrowings .............................       506         62        444
Federal Home Loan Bank advances ...................        78       (454)       532
Junior subordinated debentures ....................       468       (339)       807
Other borrowings ..................................       (72)       (11)       (61)
                                                      -----------------------------
          Total change in interest expense ........   $   304    $(2,099)   $ 2,403
                                                      -----------------------------

Total change in net interest income ...............   $ 2,561    $(1,437)   $ 3,998
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

CRITICAL ACCOUNTING POLICY

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis, which discusses the allowance for loan losses in the section entitled "Financial Condition." Although management believes the levels of the allowance as of both September 30, 2004 and December 31, 2003 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Interest income increased by $1.2 million to $9.8 million for the three-month period ended September 30, 2004 when compared to $8.6 million for the quarter ended September 30, 2003. The increase of 14% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, partially offset by significant reductions in yields. The Company's average yield on interest earning assets decreased 0.22% for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003.

Interest expense increased by $479 thousand from $2.9 million for the three-month period ended September 30, 2003, to $3.4 million for the three-month period ended September 30, 2004. The 17% increase in interest expense was the result of a combination of greater average, outstanding balances in interest bearing liabilities, principally with respect to junior subordinated debentures and customers' deposits in subsidiary banks, almost entirely offset by significant reductions in interest rates, principally with respect to customers' deposits in subsidiary banks and junior subordinated debentures. The Company's average cost of interest bearing liabilities was 2.04% for the three months ended September 30, 2004, which was down 0.16% when compared to the three months ended September 30, 2003.

At September 30, 2004 and June 30, 2004, the Company had an allowance for estimated losses on loans of 1.62% and 1.65%, respectively. The provision for loan losses decreased by $528 thousand from $939 thousand for the three-month period ended September 30, 2003 to $411 thousand for the three-month period ended September 30, 2004. During the third quarter of 2004, management made monthly provisions for loan losses based upon a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. During the third quarter of 2004, the $411 thousand provision to the allowance for loan losses was attributed entirely to net growth in the loan portfolio and was offset slightly by recoveries received by Quad City Bank & Trust during the quarter. For the three months ended September 30, 2004, there were two commercial loan charge-offs for $21 thousand, and there were commercial recoveries of $12 thousand. Consumer loan charge-offs and recoveries totaled $50 thousand and $36 thousand, respectively, during the quarter. Credit card loans accounted for 38% of the third quarter consumer charge-offs. Residential real estate loans had no charge-offs or recoveries for the three months ended September 30, 2004.

Noninterest income of $2.0 million for the three-month period ended September 30, 2004 was a $1.3 million, or 38%, decrease from $3.3 million for the three-month period ended September 30, 2003. Noninterest income during each of the quarters in comparison consisted primarily of income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous income. The quarter ended September 30, 2004, when compared to the same quarter in 2003, posted a $531 thousand decrease in fees earned by the merchant credit card operations of Bancard. Gains on the sale of residential real estate mortgage loans, net, decreased $919 thousand from the quarter ended September 30, 2003 to the same quarter in 2004, as a result of the significant decline in the refinancing of residential home mortgages. Additional variations in noninterest income consisted of a $66 thousand increase in trust department fees, a $35 thousand increase in deposit service fees, and a $109 thousand increase in other noninterest income. Other noninterest income in each quarter consisted primarily of investment advisory and management fees, earnings on the cash surrender value of life insurance, and income from associated companies.

Merchant credit card fees, net of processing costs for the three months ended September 30, 2004 decreased by 68% to $253 thousand from $784 thousand for the third quarter of 2003. In October 2002, the Company sold Bancard's ISO related merchant credit card operations to iPayment, Inc., and Bancard's core business focus was shifted to processing for its agent banks, cardholders, and local merchants. Through September 2003, Bancard continued to process ISO related transactions for iPayment, Inc. for a fixed monthly service fee, which increased as the temporary processing period was extended. For the third quarter of 2003, net fixed monthly service fees collected from iPayment totaled $365 thousand, and Bancard's core merchant credit card fees, net of processing costs were $419 thousand. In September 2003, the transfer of the ISO related Visa/Mastercard processing activity to iPayment, Inc. was completed and significantly reduced Bancard's exposure to risk of credit card loss that the ISO activity carried with it. Bancard had established and carried ISO-specific reserves, which provided coverage for this exposure. In March 2004, the Company recognized a recovery of $144 thousand from a reduction in these ISO-specific reserves. In September 2004, the Company recognized a recovery of $133 thousand from the elimination of the remaining balance in the ISO-specific reserves. For the third quarter of 2004, Bancard's core merchant credit card fees, net of processing costs were $120 thousand, which was a decline of $299 thousand or 71%, when compared to the third quarter of the previous year. The significant decrease from year to year was primarily the result of provisions for local merchant chargeback losses of $208 thousand made during the third quarter of 2004.

For the quarter ended September 30, 2004, trust department fees increased $66 thousand, or 12%, to $617 thousand from $551 thousand for the same quarter in 2003. There was continued development of existing trust relationships and the addition of new trust customers throughout the past twelve months, as well as an improvement in market values of securities held in trust accounts, when compared to one year ago. Each of these factors had a resulting impact in the calculation and realization of trust fees.

Deposit service fees increased $35 thousand, or 9%, to $421 thousand from $386 thousand for the three-month periods ended September 30, 2004 and September 30, 2003, respectively. This increase was primarily a result of the growth in service fees collected on the noninterest bearing demand deposit accounts of downstream correspondent banks of Quad City Bank & Trust. Service charges and NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, were $243 thousand for the three months ended September 30, 2004, which reflected a decrease of 79%, or $919 thousand, from $1.2 million for the three months ended September 30, 2003. The decrease resulted from the steep decline in mortgage refinances, which has been experienced across much of the country in recent months, and its effect on the subsequent sale of the majority of residential mortgages into the secondary market. Management anticipates that the level of gains on sales of loans, net, will continue to be reduced significantly from those experienced throughout much of 2003.

For the quarter ended September 30, 2004, other noninterest income increased $109 thousand, or 29%, to $486 thousand from $377 thousand for the same quarter in 2003. The increase was primarily due to a combination of the improved generation of investment advisory and management fees from the subsidiary banks' investment center operations and increased earnings on the cash surrender value of life insurance.

Noninterest expenses for the three months ended September 30, 2004, were $5.9 million and for the three months ended September 30, 2003, were $5.4 million. The significant components of noninterest expenses were salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both quarters.

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2004 and 2003.

                              Noninterest Expenses

                                                       Three months ended
                                                           September 30,
                                              ------------------------------------
                                                 2004          2003       % change
                                              ------------------------------------
Salaries and employee benefits ...........    $3,458,437    $3,294,285       5.0%
Professional and data processing fees ....       620,242       506,258      22.5%
Advertising and marketing ................       232,654       178,715      30.2%
Occupancy and equipment expense ..........       841,827       655,588      28.4%
Stationery and supplies ..................       124,915       111,003      12.5%
Postage and telephone ....................       169,626       157,342       7.8%
Bank service charges .....................       146,569       113,590      29.0%
Insurance ................................       126,032       120,771       4.4%
Other ....................................       192,972       218,681     (11.8)%
                                              ------------------------
        Total noninterest expenses .......    $5,913,274     5,356,233      10.4%
                                              ========================

For the quarter ended September 30, 2004, total salaries and benefits increased to $3.5 million, which was up $164 thousand from the previous year's quarter total of $3.3 million. The increase of 5% was primarily due to the Company's increase in compensation and benefits related to an increase in employees from 207 full time equivalents to 238 from year-to-year. Offsetting a large portion of this increase were decreased compensation expenses related to both tax benefit rights and stock appreciation rights and also, decreased real estate commissions which were proportionate to the decline in gains on sales of loans, net. Occupancy and equipment expense increased $186 thousand, or 28%, from quarter to quarter. The increase was a proportionate reflection of the additional furniture, fixtures and equipment and leasehold improvements at the subsidiary banks. Professional and data processing fees experienced a 23% increase from $506 thousand for the third quarter of 2003 to $620 thousand for the comparable quarter in 2004. The $114 thousand increase was primarily the result of legal and other professional fees related to the organization of Rockford Bank & Trust. Advertising and marketing fees increased 30% from $178 thousand for the three months ended September 30, 2003 to $233 thousand for the same three-month period in 2004. The increase was a proportionate reflection of the business growth from year-to-year at the subsidiary banks. Bank service charges increased 29% from $114 thousand for the third quarter of 2003 to $147 thousand for the comparable quarter in 2004. The $33 thousand increase was a reflection of the increase in activity between the subsidiary banks and their upstream correspondent banks. Other noninterest expense decreased $26 thousand, or 12%, for the three months ended September 30, 2004 when compared to the like period in 2003. The decrease experienced in 2004 was primarily due to a higher level of cardholder processing expense incurred at Bancard during the third quarter of 2003, in combination with loan expense incurred at that time, which was related to other real estate owned.

The provision for income taxes was $703 thousand for the three-month period ended September 30, 2004 compared to $890 thousand for the three-month period ended September 30, 2003 for a decrease of $186 thousand, or 21%. The decrease was the result of a decrease in income before income taxes of $572 thousand, or 21%, for the 2004 quarter when compared to the 2003 quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Interest income increased by $2.8 million to $27.7 million for the nine-month period ended September 30, 2004 when compared to $24.9 million for the nine months ended September 30, 2003. The increase of 11% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, partially offset by significant reductions in yields. The Company's average yield on interest earning assets decreased 0.43% for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003.

Interest expense increased by $304 thousand from $9.2 million for the nine-month period ended September 30, 2003 to $9.5 million for the nine-month period ended September 30, 2004. The 3% increase in interest expense was the result of a combination of greater average, outstanding balances in interest bearing liabilities, principally with respect to junior subordinated debentures and customers' deposits in subsidiary banks, almost entirely offset by significant reductions in interest rates, principally with respect to customers' deposits in subsidiary banks. The Company's average cost of interest bearing liabilities was 2.06% for the nine months ended September 30, 2004, which was down 0.40% when compared to the nine months ended September 30, 2003. Without the redemption in June 2004 of $12.0 million of trust preferred securities issued in 1999, the related issuance of new trust preferred securities, and the subsequent pay-off of the Company's line of credit, the Company's average cost of interest bearing liabilities would have instead decreased from 2.46% for the comparable period one year ago to 2.00% for the nine months ended September 30, 2004. Although excluding the impact of these events is a non-GAAP measure, management believes that it is important to provide such information due to the non-recurring nature of the related expense and to more accurately compare the results of the periods presented.

At September 30, 2004 and December 31, 2003, the Company had an allowance for estimated losses on loans of 1.62% and 1.65%, respectively. The provision for loan losses decreased by $892 thousand from $2.6 million for the nine-month period ended September 30, 2003 to $1.7 million for the nine-month period ended September 30, 2004. During the first nine months of 2004, management made monthly provisions for loan losses based upon a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. During the first nine months of 2004, the $1.7 million provision to the allowance for loan losses was attributed 97%, or $1.6 million, to net growth in the loan portfolio, and 3%, or $58 thousand, to net downgrades within the portfolio. For the nine months ended September 30, 2004, there were $242 thousand commercial loan charge-offs, and there were commercial recoveries of $99 thousand. Consumer loan charge-offs and recoveries totaled $169 thousand and $67 thousand, respectively, during the period. Credit card loans accounted for 38% of the first nine months of consumer charge-offs. Residential real estate loans had no charge-offs or recoveries for the nine months ended September 30, 2004.

Noninterest income of $6.8 million for the nine-month period ended September 30, 2004 was a $2.2 million, or 25%, decrease from $9.0 million for the nine-month period ended September 30, 2003. Noninterest income during each of the periods in comparison consisted primarily of income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous income. The nine months ended September 30, 2004, when compared to the same period in 2003, posted a $685 thousand decrease in fees earned by the merchant credit card operations of Bancard. Gains on the sale of residential real estate mortgage loans, net, decreased $2.4 million from the nine months ended September 30, 2003 to the same period in 2004, as a result of the significant decline in the refinancing of residential home mortgages. Additional variations in noninterest income consisted of a $213 thousand increase in trust department fees, a $158 thousand increase in deposit service fees, and a $468 thousand increase in other noninterest income. Other noninterest income in each period consisted primarily of investment advisory and management fees, earnings on the cash surrender value of life insurance, and income from associated companies.

Merchant credit card fees, net of processing costs for the nine months ended September 30, 2004 decreased by 38% to $1.1 million from $1.8 million for the first nine months of 2003. In October 2002, the Company sold Bancard's ISO related merchant credit card operations to iPayment, Inc., and Bancard's core business focus was shifted to processing for its agent banks, cardholders, and local merchants. Through September 2003, Bancard continued to process ISO related transactions for iPayment, Inc. for a fixed monthly service fee, which increased as the temporary processing period was extended. For the first nine months of 2003, net fixed monthly service fees collected from iPayment totaled $846 thousand, and Bancard's core merchant credit card fees, net of processing costs were $933 thousand. In September 2003, the transfer of the ISO related Visa/Mastercard processing activity to iPayment, Inc. was completed and significantly reduced Bancard's exposure to risk of credit card loss that the ISO activity carried with it. Bancard had established and carried ISO-specific reserves, which provided coverage for this exposure. In March 2004, the Company recognized a recovery of $144 thousand from a reduction in these ISO-specific reserves. In September 2004, the Company also recognized a recovery of $133 thousand from the elimination of the remaining balance in the ISO-specific reserves. Less these recoveries and an additional $50 thousand of service fees collected from iPayment, Bancard's core merchant credit card fees, net of processing costs were $767 thousand for the first nine months of 2004, or a decrease of 18% over the first nine months of the previous year. The $166 thousand decrease from year to year was primarily the result of provisions for local merchant chargeback losses of $208 thousand made during the third quarter of 2004.

For the nine months ended September 30, 2004, trust department fees increased $213 thousand, or 13%, to $1.9 million from $1.7 million for the same period in 2003. There was continued development of existing trust relationships and the addition of new trust customers throughout the past twelve months, as well as an improvement in market values of securities held in trust accounts, when compared to one year ago. Each of these factors had a resulting impact in the calculation and realization of trust fees.

Deposit service fees increased $158 thousand, or 15%, to $1.2 million from $1.1 million for the nine-month periods ended September 30, 2004 and September 30, 2003, respectively. This increase was primarily a result of the growth in service fees collected on the noninterest bearing demand deposit accounts of downstream correspondent banks of Quad City Bank & Trust, in combination with the growth in service fees collected on demand accounts at Cedar Rapids bank & Trust. Service charges and NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, were $911 thousand for the nine months ended September 30, 2004, which reflected a decrease of 73%, or $2.4 million, from $3.3 million for the nine months ended September 30, 2003. The decrease resulted from the steep decline in mortgage refinances, which has been experienced in recent months, and its effect on the subsequent sale of the majority of residential mortgages into the secondary market. Management anticipates that the level of gains on sales of loans, net, will continue to be reduced significantly from those experienced throughout much of 2003.

For the nine months ended September 30, 2004, other noninterest income increased $468 thousand, or 42%, to $1.6 million from $1.1 million for the same period in 2003. The increase was primarily due to a combination of the improved generation of investment advisory and management fees from the subsidiary banks' investment center operations, increased earnings on the cash surrender value of life insurance, and the increase in income from associated companies.

Noninterest expenses for the nine months ended September 30, 2004 were $17.4 million, as compared to $15.5 million for the same period in 2003, for an increase of $1.9 million, or 12%. The primary contributor to this increase was the $747 thousand loss on redemption of junior subordinated debentures, which reflected the write-off of unamortized TPS issuance costs related to the redemption, on June 30, 2004, of $12.0 million of capital securities issued in June 1999. Other significant components of noninterest expenses were salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both periods.

The following table sets forth the various categories of noninterest expenses for the nine months ended September 30, 2004 and 2003.

                              Noninterest Expenses

                                                                Nine months ended
                                                                   September 30,
                                                       ------------------------------------
                                                          2004          2003       % change
                                                       ------------------------------------
Salaries and employee benefits .....................   $ 9,729,540   $ 9,379,998      3.7%
Professional and data processing fees ..............     1,616,344     1,465,764     10.3%
Advertising and marketing ..........................       733,644       532,241     37.8%
Occupancy and equipment expense ....................     2,363,577     1,964,026     20.3%
Stationery and supplies ............................       394,107       335,723     17.4%
Postage and telephone ..............................       498,685       475,464      4.9%
Bank service charges ...............................       431,812       336,853     28.2%
Insurance ..........................................       351,599       329,980      6.6%
Loss on redemption of junior subordinated debentures       747,490            --       NA
Other ..............................................       573,144       719,606    (20.4)%
                                                       -------------------------
                  Total noninterest expenses .......   $17,439,942    15,539,655     12.2%
                                                       =========================

The nine months ended September 30, 2004 reflected a $747 thousand loss on the redemption of trust preferred securities at their earliest call date of June 30, 2004. For the nine months ended September 30, 2004, total salaries and benefits increased to $9.7 million or $350 thousand over the previous year's nine-month total of $9.4 million. The increase of $350 thousand was primarily due to the Company's increase in employees from 207 full time equivalents to 238 from year-to-year, in combination with decreased expenses for both real estate commissions and for tax benefit rights and stock appreciation rights. Occupancy and equipment expense increased $400 thousand, or 20%, from period to period. The increase was a proportionate reflection of the additional furniture, fixtures and equipment and leasehold improvements at the subsidiary banks. Advertising and marketing fees increased 38% from $532 thousand for the nine months ended September 30, 2003 to $734 thousand for the same nine-month period in 2004. The $202 thousand increase was predominately due to special events and marketing materials showcasing the ten year anniversary of Quad City Bank & Trust. Bank service charges increased 28% from $337 thousand for the first nine months of 2003 to $432 thousand for the comparable period in 2004. The $95 thousand increase was a reflection of the increase in activity between the subsidiary banks and their upstream correspondent banks. Stationary and supplies experienced a $58 thousand increase for the first nine months of 2004, when compared to the like period in 2003. Increases in the volume of bank forms and stationary/envelopes used at the subsidiary banks were the primary contributors to the 17% increase. Other noninterest expense decreased $146 thousand, or 20%, for the nine months ended September 30, 2004 when compared to the like period in 2003. The decrease experienced in 2004 was primarily due to expense of $109 thousand incurred during the second quarter of 2003, which was related to other real estate owned.

The provision for income taxes was $1.9 million for the nine-month period ended September 30, 2004 compared to $2.2 million for the nine-month period ended September 30, 2003 for a decrease of $291 thousand, or 13%. The decrease was the result of a decrease in income before income taxes of $723 thousand, or 11%, for the 2004 period when compared to the 2003 period, in combination with a decrease in the effective tax rate from 33.2% in 2003 to 32.3% in 2004.

FINANCIAL CONDITION

Total assets of the Company increased by $126.4 million, or 18%, to $836.4 million at September 30, 2004 from $710.0 million at December 31, 2003. The growth resulted primarily from increases in the loan portfolio and in bank-owned life insurance, funded by short-term borrowings and interest-bearing deposits.

Cash and due from banks increased by $1.8 million, or 7%, to $26.2 million at September 30, 2004 from $24.4 million at December 31, 2003. Cash and due from banks represented both cash maintained at its subsidiary banks, as well as funds that the Company and its banks had deposited in other banks in the form of non-interest bearing demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At September 30, 2004, the subsidiary banks had $3.5 million invested in such funds. This amount decreased by $575 thousand, or 14%, from $4.0 million at December 31, 2003. The decrease was primarily a result of lower demand for Federal funds by Quad City Bank & Trust's downstream correspondent banks.

Interest bearing deposits at financial institutions decreased by $6.3 million, or 61%, to $4.1 million at September 30, 2004 from $10.4 million at December 31, 2003. Included in interest bearing deposits at financial institutions are demand accounts, money market accounts, and certificates of deposit. The decrease was the result of decreases in money market accounts of $4.5 million and maturities of certificates of deposit totaling $2.3 million, in combination with a decrease in demand account balances of $381 thousand.

Securities increased by $9.4 million, or 7%, to $138.2 million at September 30, 2004 from $128.8 million at December 31, 2003. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $1.4 million were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $795 thousand. Maturities and calls of securities occurred in the amount of $39.8 million, and the portfolio experienced a decrease in the fair value of securities, classified as available for sale, of $1.1 million. These portfolio decreases were offset by the purchase of an additional $52.5 million of securities, classified as available for sale.

Total gross loans receivable increased by $103.6 million, or 20%, to $626.1 million at September 30, 2004 from $522.5 million at December 31, 2003. The increase was the result of originations, renewals, additional disbursements or purchases of $415.2 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $245 thousand, and loan repayments or sales of loans of $311.4 million. During the nine months ended September 30, 2004, Quad City Bank & Trust contributed $244.5 million, or 59%, and Cedar Rapids Bank & Trust contributed $170.7 million, or 41%, of the Company's loan originations, renewals, additional disbursements or purchases. Cedar Rapids Bank & Trust participated $35.4 million, or 21%, of their originations during the period to Quad City Bank & Trust. The mix of loan types within the Company's portfolio at September 30, 2004 reflected 82% commercial, 9% real estate and 9% consumer loans. The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.

The allowance for estimated losses on loans was $10.1 million at September 30, 2004 compared to $8.7 million at December 31, 2003, an increase of $1.4 million, or 17%. The allowance for estimated losses on loans was determined based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions, and other factors that, in management's judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. The loan portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed on all credits risk-rated less than "fair quality" and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the board of directors.

Although management believes that the allowance for estimated losses on loans at September 30, 2004 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company is focusing efforts at its subsidiary banks in an attempt to improve the overall quality of the Company's loan portfolio. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. Future events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans, and require further increases in the provision.

Net charge-offs for the nine months ended September 30 were $245 thousand in 2004 and $711 thousand in 2003. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the gross loan portfolio. The allowance for estimated losses on loans as a percentage of gross loans was 1.62% at September 30, 2004 and 1.65% at December 31, 2003.

At September 30, 2004, total nonperforming assets were $6.7 million compared to $5.0 million at December 31, 2003. The $1.7 million increase was the result of a $203 thousand increase in nonaccrual loans in combination with an increase of $1.3 million in accruing loans past due 90 days or more, and an increase of $245 thousand in other real estate owned. All of the nonperforming assets were in the loan portfolio at Quad City Bank & Trust. The loans in the Cedar Rapids Bank & Trust loan portfolio have been originated since the bank's inception in 2001, and none of the loans have been categorized as nonperforming assets. As the loan portfolio at Cedar Rapids Bank & Trust matures, it is likely that there will be nonperforming loans or charge-offs associated with the portfolio.

Nonaccrual loans were $4.4 million at September 30, 2004 compared to $4.2 million at December 31, 2003, an increase of $203 thousand. The increase in nonaccrual loans was comprised of a decrease in commercial loans of $374 thousand, and increases in both real estate loans of $333 thousand and consumer loans of $244 thousand. Six large commercial lending relationships at Quad City Bank & Trust, with an aggregate outstanding balance of $3.2 million, comprised 72% of the nonaccrual loans at September 30, 2004. Management is working closely with each of these customers. Management maintained the Company's percentage of allowance for estimated loan losses to total loans at 1.62% at September 30, 2004, and is closely monitoring the Company's loan portfolio and the level of allowance for loan losses. Management continues to focus efforts to improve the overall quality of the loan portfolio. Nonaccrual loans represented less than one percent of the Company's held for investment loan portfolio at September 30, 2004.

From December 31, 2003 to September 30, 2004, accruing loans past due 90 days or more increased from $756 thousand to $2.0 million. Three significant lending relationships at Quad City Bank & Trust comprised $1.8 million, or 86%, of this balance at September 30, 2004. In each of these three relationships, management's belief that the customer's nonperforming issue can be resolved is based on the presence of a strong reserve, strong collateral, strong guarantors and/or a valid restructuring plan.

Premises and equipment increased by $3.4 million, or 28%, to $15.4 million at September 30, 2004 from $12.0 million at December 31, 2003. During the nine-month period there were purchases of additional land, furniture, fixtures and equipment and leasehold improvements of $4.5 million, which were partially offset by depreciation expense of $1.1 million.

In August 2003, Quad City Bank & Trust purchased the northern segment of its Brady Street facility in Davenport, which had previously been owned by the developer of the property. Project costs incurred during the first nine months of 2004 to complete the project totaled $618 thousand, and total costs were $3.3 million. In September 2003, the Company announced plans for a fifth Quad City Bank & Trust banking facility, to be located in west Davenport. During October 2003, the Company purchased a site for this location, and during the first nine months of 2004, the Company incurred costs of $927 thousand for demolition, site preparation, and early construction. Total costs for this project are anticipated to be approximately $3.8 million, which will likely be completed in 2005. In the fall of 2003, Quad City Bank & Trust initiated the purchase of check and document imaging hardware and software. During the first nine months of 2004, purchases related to this project totaled $508 thousand, and total costs to date were $1.4 million. In February 2004, Cedar Rapids Bank & Trust announced plans to build a facility in downtown Cedar Rapids. The Bank's main office will be relocated to this site in mid 2005, when completion is anticipated. Costs for this facility during the first nine months of 2004 were $1.2 million, and total costs are projected to be $5.0 million at completion. Cedar Rapids Bank & Trust also initiated plans to construct a branch office to be located on Council Street. The Company has incurred costs for this project of $402 thousand during the first nine months of 2004. The expansion of the Company to the Rockford area was announced in June 2004. During the first nine months of 2004, costs associated with the establishment of a full-service banking facility in downtown Rockford were $42 thousand.

Accrued interest receivable on loans, securities and interest-bearing deposits with financial institutions increased by $366 thousand, or 10%, to $4.0 million at September 30, 2004 from $3.6 million at December 31, 2003.

Bank-owned life insurance (BOLI) increased by $12.7 million from $3.1 million at December 31, 2003 to $15.8 million at September 30, 2004. Banks may generally buy BOLI as a financing or cost recovery vehicle for pre-and post-retirement employee benefits. The subsidiary banks purchased $8.0 million of insurance to finance the expenses associated with the establishment of supplemental retirement benefits plans for the executive officers. In addition, the subsidiary banks purchased life insurance totaling $4.2 million on the lives of a number of senior management personnel for the purpose of funding the expenses of new deferred compensation arrangements for senior officers. Benefit expense associated with the supplemental retirement benefits and deferred compensation arrangements was $108 thousand and $88 thousand, respectively, for the nine months ended September 30, 2004. These purchases during the first quarter, combined with the existing bank-owned life insurance, resulted in each subsidiary bank holding investments in bank-owned life insurance policies near the regulatory maximum of 25% of capital. The banks monitor the risks associated with these holdings, including diversification, lending-limit, concentration, interest rate risk, credit risk, and liquidity. Earnings on BOLI totaled $481 thousand for the nine months ended September 30, 2004.

Other assets increased by $3.6 million, or 36%, to $13.3 million at September 30, 2004 from $9.7 million at December 31, 2003. Other assets included $6.9 million of equity in Federal Reserve Bank and Federal Home Loan Bank stock, $1.9 million of deferred tax assets, $943 thousand in investments in unconsolidated companies, $554 thousand of accrued trust department fees, $420 thousand of unamortized prepaid trust preferred securities offering expenses, $505 thousand of prepaid Visa/Mastercard processing charges, other miscellaneous receivables, and various prepaid expenses.

Deposits increased by $17.8 million, or 3%, to $529.4 million at September 30, 2004 from $511.6 million at December 31, 2003. The increase resulted from a $26.0 million net decrease in non-interest bearing, NOW, money market and savings accounts offset by a $43.8 million net increase in interest-bearing certificates of deposit. As anticipated for several quarters, the merchant credit card processing for the independent sales organization ("ISO") portfolio, which was sold to iPayment, Inc. in October 2001, was transferred to another processor on February 1, 2004. Funds related to this transfer accounted for $16.5 million of the decrease in non-interest bearing deposits from December 31, 2003 to September 30, 2004. The subsidiary banks also issued brokered certificates of deposit totaling $20.5 million during 2004.

Short-term borrowings increased $78.3 million, or 152%, from $51.6 million at December 31, 2003 to $129.9 million at September 30, 2004. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. As a result of the significant growth in assets during the first nine months of 2004, primarily the loan portfolio and bank-owned life insurance, and the smaller increase in deposits, the subsidiary banks utilized additional short-term borrowings. Short-term borrowings were comprised of customer repurchase agreements of $39.1 million and $34.7 million at September 30, 2004 and December 31, 2003, respectively, as well as federal funds purchased of $90.8 million at September 30, 2004 and $16.9 million at December 31, 2003.

Federal Home Loan Bank advances increased by $20.4 million, or 27%, to $96.6 million at September 30, 2004 from $76.2 million at December 31, 2003. As a result of their memberships in the FHLB of Des Moines, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.

Other borrowings were $7.0 million at September 30, 2004 for a decrease of $3.0 million from December 31, 2003. In September 2001, the Company had drawn a $5.0 million advance on a line of credit at an upstream correspondent bank as partial funding for the initial capitalization of Cedar Rapids Bank & Trust. In February and July 2003, the Company drew additional advances of $2.0 million and $3.0 million, respectively, as funding to maintain the required level of regulatory capital at Cedar Rapids Bank & Trust in light of the bank's growth. In February 2004, the Company formed two trusts, which, in a private transaction, issued $8.0 million of floating rate trust preferred securities and $12.0 million of fixed rate trust preferred securities. Partial proceeds from this transaction were used to pay off the $10.0 million secured credit note balance existing on that date. In June 2004, the Company drew an advance of $7.0 million as partial funding for the redemption of the $12.0 million in trust preferred securities, which had been issued in 1999.

Junior subordinated debentures increased $8.6 million, or 72%, from $12.0 million at December 31, 2003 to $20.6 million at September 30, 2004. In June 1999, the Company issued 1,200,000 shares of trust preferred securities through a newly formed subsidiary, Trust I. These securities were $12.0 million at December 31, 2003. The Company redeemed these securities on June 30, 2004. In February 2004, the Company formed two new subsidiaries and issued, in a private transaction, $8.0 million of floating rate trust preferred securities and $12.0 million of fixed rate trust preferred securities of Trust II and Trust III, respectively. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $8.2 million and $12.4 million, respectively.

Other liabilities were $7.6 million at September 30, 2004, up $921 thousand, or 14%, from $6.7 million at December 31, 2003. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At September 30, 2004, the most significant components of other liabilities were $2.2 million of accounts payable, $2.8 million of accrued expenses, and $1.2 million of interest payable.

Common stock at September 30, 2004 was $4.2 million, which was up 48% from $2.9 million at December 31, 2003. The increase of $1.3 million was the net result of a three-for-two common stock split, which was paid in the form of a stock dividend on May 28, 2004, stock issued from the net exercise of stock options, stock purchased under the employee stock purchase plan, and the retirement of treasury shares.

Additional paid-in capital totaled $15.7 million at September 30, 2004, down $1.4 million, or 8%, from $17.1 million at December 31, 2003. The decrease resulted primarily from a three-for-two common stock split, which was paid in the form of a stock dividend on May 28, 2004 and the retirement of treasury shares, partially offset by the proceeds received in excess of the $1.00 per share par value for the 29,296 shares of common stock issued as the result of the net exercise of stock options and stock purchased under the employee stock purchase plan.

Retained earnings increased by $3.3 million, or 16%, to $24.2 million at September 30, 2004 from $20.9 million at December 31, 2003. The increase reflected net income for the nine-month period, partially offset by the retirement of treasury shares, the payout for fractional shares resulting from the common stock split, and for the declaration of a cash dividend of $0.04 per share, which was paid on July 2, 2004.

Unrealized gains on securities available for sale, net of related income taxes, totaled $1.1 million at September 30, 2004 as compared to $1.8 million at December 31, 2003. The decrease in gains of $674 thousand was attributable to decreases during the period in fair value of the securities identified as available for sale.

At December 31, 2003, the Company held 90,219 treasury shares at a total cost of $855 thousand. The weighted average cost of the shares was $9.47. On April 30, 2004, these treasury shares were retired by the Company.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash provided by operating activities, consisting primarily of proceeds on sales of loans, was $5.9 million for the nine months ended September 30, 2004 compared to $14.9 million net cash provided in the same period in 2003. Net cash used in investing activities, consisting principally of loan originations to be held for investment and purchases of available for sale securities, was $126.0 million for the nine months ended September 30, 2004 and $78.8 million for the nine months ended September 30, 2003. Net cash provided by financing activities, consisting primarily of proceeds from short-term borrowings and from Federal Home Loan Bank advances, for the nine months ended September 30, 2004 was $121.8 million, and for the same period in 2003 was $72.7 million.

The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At September 30, 2004, the subsidiary banks had fourteen lines of credit totaling $99.5 million, of which $13.0 million was secured and $86.5 million was unsecured. At December 31, 2003, the subsidiary banks had seven lines of credit totaling $41.0 million, of which $4.0 million was secured and $37.0 million was unsecured. At both September 30, 2004 and December 31, 2003, the Company also had an unsecured revolving credit note, which was renewed in July 2004, at an upstream correspondent bank for $15.0 million. At September 30, 2004, there was an outstanding balance of $7.0 million on this note. At December 31, 2003, the note had an outstanding balance of $10.0 million.

On February 18, 2004, the Company issued $8.0 million of floating rate trust preferred securities and $12.0 million of fixed rate trust preferred securities. The securities represent undivided beneficial interests in Trust II and Trust III, which were established by the Company for the purpose of issuing the trust preferred securities. The securities issued by Trust II and Trust III mature in 30 years. The floating rate trust preferred securities are callable at par after five years and the fixed rate trust preferred securities are callable at par after seven years. The floating rate trust preferred securities have a variable rate based on the three-month LIBOR, reset quarterly, with the current rate set at 4.83%, and the fixed rate trust preferred securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they will convert to a variable rate based on the three-month LIBOR, reset quarterly. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $8.2 million and $12.4 million, respectively. The Company incurred issuance costs of $429 thousand, which are being amortized over the lives of the securities.

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

On April 23, 2004, the Company declared a cash dividend of $0.04 per share, or $169 thousand, which was paid on July 2, 2004. On October 29, 2004, the Company declared a cash dividend of $0.04 per share, or $170 thousand, payable on
January 7, 2005, to stockholders of record on December 24, 2004. It is the Company's intention to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, however it believes that operating results have reached a level that can sustain dividends to stockholders as well.

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

The Company is applying for an Illinois bank charter to be located in Rockford, Illinois. On August 20, 2004, Illinois Governor Blagojevich signed legislation that permits state-chartered banks and national banks that are headquartered outside of Illinois to establish de novo branches and to acquire branches in Illinois, provided that the states in which they are headquartered grant reciprocal privileges to banks that are headquartered in Illinois. This legislation will allow state-chartered banks and national banks headquartered in Illinois to establish de novo branches and to acquire branches in states that have similar reciprocity laws. On September 13, 2004, the Illinois Department of Financial and Professional Regulation published guidance, in the form of Interpretive Letter 2004-01, that lists those states that have similar reciprocity laws.

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

One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company's consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at June 30, 2004 demonstrated a 2.08% decrease in interest income with a 200 basis point increase in interest rates, and an 0.11% decrease in interest income with a 100 basis point decrease in interest rates. Both simulations are within the board-established policy limits of a 10% decline in value.


Part I
Item 4

                             CONTROLS AND PROCEDURES


An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995. This document contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect,"
"anticipate," "bode," "predict," "suggest," "project," "appear," "plan," "intend," "estimate," "may," "will," "would," "could," "should," "likely" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

Item 2    Unregistered Sales of Equity Securities and
          Use of Proceeds                                      -    None

Item 3    Defaults Upon Senior Securities                      -    None

Item 4    Submission of Matters to a Vote of Security Holders  -    None

Item 5    Other Information                                    -    None

Item 6    Exhibits

          (a)   Exhibits

               10.1 Lease  Agreement  between Quad City  Bank and Trust  Company and 127 North Wyman Development, L.L.C. dated November 3, 2004 (exhibit is being filed herewith).

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


                                                QCR HOLDINGS, INC.
                                                (Registrant)






Date    November 10, 2004                        /s/ Michael A. Bauer
                                                 -------------------------------
                                                 Michael A. Bauer, Chairman




Date    November 10, 2004                        /s/ Douglas M. Hultquist
                                                 -------------------------------
                                                 Douglas M. Hultquist, President
                                                 Chief Executive Officer



Date    November 10, 2004                        /s/ Todd A. Gipple
                                                 -------------------------------
                                                 Todd A. Gipple, Executive Vice
                                                 President Chief Financial
                                                 Officer