Form 10-K
period 2004-12-31
QCR HOLDINGS INC
filed 2005-03-18
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The Nasdaq SmallCap Market on June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $70,193,000.

                      Documents incorporated by reference:
          -------------------------------------------------------------
          Part III of Form 10-K - Proxy statement for annual meeting of stockholders to be held in May 2005.

Part I

Item 1.  Business

General. QCR Holdings, Inc. (the "Company") is a multi-bank holding company headquartered in Moline, Illinois that was formed in February 1993 under the laws of the state of Delaware. The Company serves the Quad City, Cedar Rapids, and Rockford communities via its three wholly owned banking subsidiaries, which provide full-service commercial and consumer banking and trust and asset management services:

o Quad City Bank and Trust Company, ("Quad City Bank & Trust") which is based in Bettendorf, Iowa and commenced operations in 1994,

o Cedar Rapids Bank and Trust Company, ("Cedar Rapids Bank & Trust") which is based in Cedar Rapids, Iowa and commenced operations in 2001, and

o Rockford Bank and Trust Company, (Rockford Bank & Trust") which is based in Rockford, Illinois and commenced operations in 2005.

The Company also engages in merchant credit card processing through its wholly owned subsidiary, Quad City Bancard, Inc., based in Moline, Illinois.

Quad City Bank & Trust was capitalized on October 13, 1993 and commenced operations on January 7, 1994. Quad City Bank & Trust is organized as an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation. Quad City Bank & Trust provides full service commercial and consumer banking, and trust and asset management services in the Quad Cities and adjacent communities through its four offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois. Late in the first quarter of 2005, Quad City Bank & Trust plans to open its fifth full-service banking facility in the Five Points area of west Davenport.

Cedar Rapids Bank & Trust is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation. The Company commenced operations in Cedar Rapids in June 2001 operating as a branch of Quad City Bank & Trust. The Cedar Rapids branch operation then began functioning under the Cedar Rapids Bank & Trust charter in September 2001. Cedar Rapids Bank & Trust provides full-service commercial and consumer banking, and trust and asset management services to Cedar Rapids and adjacent communities through its office located in downtown Cedar Rapids, Iowa. In early summer 2005, Cedar Rapids Bank & Trust is scheduled to open at its first branch location in northern Cedar Rapids, and in mid 2005 it plans to relocate its headquarters to a new facility in downtown Cedar Rapids.

On January 3, 2005, Rockford Bank & Trust opened as the Company's third bank charter. The Company commenced operations in Rockford, Illinois in September 2004 operating as a branch of Quad City Bank & Trust. Rockford Bank & Trust is an Illinois-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation. It provides full-service commercial and consumer banking to Rockford and adjacent communities through its office located in downtown Rockford.

Quad City Bancard, Inc. ("Bancard") was capitalized on April 3, 1995, as a Delaware corporation that provides merchant and cardholder credit card processing services. This operation had previously been a division of Quad City Bank & Trust since July 1994. On October 22, 2002, the Company announced
Bancard's sale of its independent sales organization (ISO) related merchant credit card operations to iPayment, Inc. Until September 24, 2003, Bancard continued to process transactions for iPayment, Inc., and approximately 32,500 merchants. Since iPayment, Inc. discontinued processing with Bancard, processing volumes decreased significantly. Bancard does, however, continue to provide credit card processing for merchants and cardholders of the Company's subsidiary banks and agent banks.

QCR Holdings Capital Trust I ("Trust I") was formed in April 1999 and capitalized in June 1999 in connection with the public offering of $12 million of 9.2% trust preferred capital securities due June 30, 2029 and callable on June 30, 2004. Trust I was liquidated on June 30, 2004 in conjunction with the Company's early redemption of its junior subordinated debentures.

In February 2004, the Company issued $12,000,000 of fixed/floating rate trust preferred securities (fixed at a rate of 6.93% for 7 years and floating rate for 23 years) and $8,000,000 of floating rate trust preferred securities through two newly formed subsidiaries, QCR Holdings Statutory Trust II ("Trust II") and QCR Holdings Statutory Trust III ("Trust III"), respectively. Trust II and Trust III are each 100% owned non-consolidated subsidiaries of the Company. Trust II and Trust III each used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $8,248,000 and $12,372,000, respectively.

The Company owns 100% of Quad City Bank & Trust, Cedar Rapids Bank & Trust, Rockford Bank & Trust and Bancard, and 100% of the common securities of Trust II and Trust III. In addition to such ownership, the Company invests its capital in stocks of financial institutions and mutual funds, as well as participates in loans with the subsidiary banks. In addition, to its wholly-owned subsidiaries, the Company has an aggregate investment of $319 thousand in three associated companies, Nobel Electronic Transfer, LLC, Nobel Real Estate Investors, LLC, and Velie Plantation Holding Company, LLC.

The Company and its subsidiaries collectively employed 261 individuals at December 31, 2004. No one customer accounts for more than 10% of revenues, loans or deposits. In August 2002, the Company's board of directors elected to change the Company's fiscal year end from June 30 to December 31. Due to this change, the Company filed a Form 10-K for the transition period from July 1, 2002 to December 31, 2002 and now holds its annual meetings in May of each year instead of October. The 2005 annual meeting will be held on May 4, 2005. The Company's subsidiaries have also changed their fiscal years, aligning their financial reporting with that of the Company. Throughout this document, references to fiscal 2004 are for the year ended December 31, 2004, and references to fiscal 2003 are for the year ended December 31, 2003. References to the transition period are for the six months ended December 31, 2002. References to fiscal 2002 are for the year ended June 30, 2002. In most instances, results are shown for the fiscal years ended December 31, 2004 and December 31, 2003, along with the six-month transition period and the previous fiscal year ended June 30, 2002.

Competition. The Company currently operates in the highly competitive Quad City, Cedar Rapids, and Rockford markets. Competitors include not only other commercial banks, credit unions, thrift institutions, and mutual funds, but also, insurance companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as the Company. Many of these unregulated competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services. Additionally, the Company competes in markets with a number of much larger financial institutions with substantially greater resources and larger lending limits. These competitive trends are likely to continue and may increase as a result of the continuing reduction on restrictions on the interstate operations of financial institutions. Under the Gramm-Leach-Bliley Act of 1999, effective in March of 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

The Board of Governors of the Federal Reserve System (the "Federal Reserve Board") is the primary regulator of the Company and its subsidiaries. In addition, Quad City Bank & Trust and Cedar Rapids Bank & Trust are regulated by the Iowa Superintendent of Banking (the "Iowa Superintendent") and the Federal Deposit Insurance Corporation (the "FDIC"). Rockford Bank & Trust is regulated by the State of Illinois Department of Financial and Professional Regulation ("the Illinois DFPR") and the FDIC.

Business. The Company's principal business consists of attracting deposits from the public and investing those deposits in loans and securities. The deposits of the subsidiary banks are insured to the maximum amount allowable by the FDIC. The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits and borrowings. Its operating results are affected by merchant credit card fees, trust fees, deposit service charge fees, fees from the sale of residential real estate loans and other income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses, bank service charges, insurance, and other administrative expenses. The Company's operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

Lending. The Company and its subsidiaries provide a broad range of commercial and retail lending and investment services to corporations, partnerships, individuals and government agencies. The subsidiary banks actively market their services to qualified lending customers. Lending officers actively solicit the business of new borrowers entering their market areas as well as long-standing members of the local business community. The subsidiary banks have established lending policies which include a number of underwriting factors to be considered in making a loan, including location, loan-to-value ratio, cash flow, interest rate and the credit history of the borrower.

Quad City Bank & Trust's current legal lending limit is approximately $8.2 million. As of December 31, 2004, commercial loans made up approximately 79% of the loan portfolio, while residential mortgages comprised approximately 11% and consumer loans comprised approximately 10%.

Cedar Rapids Bank & Trust's current corporate lending limit is approximately $3.1 million. As of December 31, 2004, commercial loans made up approximately 92% of the loan portfolio, while residential mortgages comprised approximately 3% and consumer loans comprised approximately 5%.

Rockford Bank & Trust's current corporate lending limit is approximately $1.5 million. As of January 31, 2005, commercial loans made up approximately 79% of the loan portfolio, while consumer loans comprised approximately 21%.

As part of the loan monitoring activity at the three subsidiary banks, credit administration personnel interact with senior bank management weekly. The Company has also instituted a separate loan review function to analyze credits of the subsidiary banks. Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of these situations.

As noted above, the subsidiary banks are active commercial lenders. The areas of emphasis include loans to wholesalers, manufacturers, building contractors, developers, business services companies and retailers. The banks provide a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of facilities, equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. In addition, the subsidiary banks often take personal guarantees to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. A significant portion of the subsidiary banks' commercial business loans has floating interest rates or reprice within one year. Commercial real estate loans are also made. Collateral for these loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower.

Residential mortgage lending continues to be a focal point for the banks. The subsidiary banks' real estate loan portfolios, net of loans held for sale, were approximately $56.0 million at December 31, 2004. The subsidiary banks currently have ten mortgage originators.

The subsidiary banks sell the majority of their real estate loans in the secondary market. They typically sell most of the fixed rate loans that they originate. During the year ended December 31, 2004, the subsidiary banks originated $124.6 million of real estate loans and sold $83.5 million, or 67%, of these loans. During the year ended December 31, 2003, the subsidiary banks originated $268.8 million of real estate loans and sold $241.6 million, or 90%, of these loans. During the six months ended December 31, 2002, the subsidiary banks originated $145.1 million of real estate loans and sold $121.5 million, or 84%, of these loans. Generally, the subsidiary banks' residential mortgage loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell loans in the secondary market. The subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature in one to five years. The subsidiary banks generally retain these loans in their portfolios. Servicing rights are not presently retained on the loans sold in the secondary market.

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

See Appendix B for tables and schedules that show selected comparative statistical information required pursuant to the industry guides promulgated under the Securities Act of 1933 and 1934, relating to the business of the Company. Consistent with the information presented in Form 10-K, results are presented for the fiscal years ended December 31, 2004 and December 31, 2003, along with the six-month transition period ended December 31, 2002, and the previous three fiscal years ended June 30. A second presentation shows comparative financial information restated in calendar year periods for 1999, 2000, 2001 and 2002 consistent with the Company's current fiscal year.

The Company maintains Internet sites for itself and its three banking subsidiaries and the Company makes available free of charge through these sites its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The sites are www.qcrh.com, www.qcbt.com, www.crbt.com, and www.rfrdbank.com.

Item 2.  Property

The original office of Quad City Bank & Trust is in a 6,700 square foot facility, which was completed in January 1994. In March 1994, Quad City Bank & Trust acquired that facility, which is located at 2118 Middle Road in Bettendorf, Iowa.

Construction of a second full service banking facility was completed in July 1996 to provide for the convenience of customers and to expand the market territory. Quad City Bank & Trust also owns that facility which is located at 4500 Brady Street in Davenport, Iowa. The two-story building is in two segments that are separated by an atrium. Originally, Quad City Bank & Trust owned the south half of the building, while the north half was owned by the developer. Quad City Bank & Trust acquired the northern segment of this facility in August 2003. Each segment has two floors that are 6,000 square feet. In addition, the southern segment has a 6,000 square foot basement level. In the southern segment, Quad City Bank & Trust occupies the first floor and utilizes the basement, which underwent remodeling during 2004, for operational functions, training and storage. At December 31, 2003, approximately 1,500 square feet on the second floor of the southern segment were leased to a professional services firm, and approximately 4,500 square feet were occupied by various operational and administrative functions, which prior to January 2003 had been located in an adjacent office building. Renovations were completed during 2004 on both floors of the northern segment of the building, which is now utilized by additional operational and administrative functions of Quad City Bank & Trust and the Company.

Renovation of a third full service banking facility was completed in February 1998 at the historic Velie Plantation Mansion, 3551 Seventh Street, located near the intersection of 7th Street and John Deere Road in Moline, Illinois near the Rock Island/Moline border. The building is owned by a third party limited liability company, in which the Company has a 20% interest. Quad City Bank & Trust and Bancard are the building's major tenants. Quad City Bank & Trust occupies the main floor of the structure and a portion of the lower level. Bancard relocated its operations to the lower level of the 30,000 square foot building in late 1997. The Company relocated its corporate headquarters to the building in February 1998 and occupies approximately 2,000 square feet on the second floor.

Construction of a fourth full service banking facility was completed in October 2000 at 5515 Utica Ridge Road in Davenport, Iowa. Quad City Bank & Trust leases approximately 6,000 square feet on the first floor and 2,200 square feet on the lower level of the 24,000 square foot facility. The office opened in October 2000. The Company previously announced plans for Quad City Bank & Trust to add a fifth full service banking facility. The facility is to be located in the Five Points area of west Davenport, Iowa. Construction of the new facility is nearly complete, and opening is scheduled for late in the first quarter of 2005.

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

In February 2004, Cedar Rapids Bank & Trust announced plans to build a four floor building in downtown Cedar Rapids. The bank's main office will be relocated to this site when construction is completed, which is anticipated to be in mid 2005. Cedar Rapids Bank & Trust will own the lower three floors of the facility, and an unrelated third party will own the fourth floor in a condominium arrangement with the bank. Cedar Rapids Bank & Trust is also constructing a branch office in northern Cedar Rapids on Council Street, which is anticipated to open in early summer 2005.

Plans were announced by the Company in June 2004, to expand its banking operations to the Rockford, Illinois market. Initially, from September through December 2004, the Rockford operation functioned as a branch of Quad City Bank & Trust while waiting for regulatory approvals for a new state bank charter in Illinois. On January 3, 2005, the Rockford branch operation was converted into the Company's third charter and began operations as Rockford Bank and Trust Company. Rockford Bank & Trust leases approximately 7,800 square feet in the newly restored Morrissey Building at 127 North Wyman Street in downtown Rockford, which currently serves as its only office.

Management believes that the facilities are of sound construction, in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Company.

The subsidiary banks intend to limit their investment in premises to no more than 50% of their capital. The subsidiary banks frequently invest in commercial real estate mortgages and also invest in residential mortgages. They each have established lending policies which include a number of underwriting factors to be considered in making a loan including, location, loan-to-value ratio, cash flow, interest rate and credit worthiness of the borrower.

No individual real estate property or mortgage amounts to 10% or more of consolidated assets.

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the stockholders of the Company for a vote during the fourth quarter of the fiscal year ended December 31, 2004.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The common stock, par value $1.00 per share, of the Company is traded on The Nasdaq SmallCap Market under the symbol "QCRH". The stock began trading on October 6, 1993. As of December 31, 2004, there were 4,496,730 shares of common stock outstanding held by approximately 2,000 holders of record. The following table sets forth the high and low sales prices of the common stock, as reported by The Nasdaq SmallCap Market, for the periods indicated. Price per share data has been retroactively adjusted to effect a 3-for-2 common stock split, which occurred on May 28, 2004, as if it had occurred on July 1,1999.

                                High      Low       High      Low       High      Low
                              ---------------------------------------------------------
First quarter .............   $22.000   $18.667   $12.100   $11.220   $10.333   $ 9.080
Second quarter ............    19.667    17.400    13.333    11.633    11.333     9.707
Third quarter .............    19.940    17.550    16.667    13.207        NA        NA
Fourth quarter ............    21.990    18.000    19.387    15.000        NA        NA

On April 22, 2004, the board of directors declared a cash dividend of $0.04 payable on July 2, 2004, to stockholders of record on June 18, 2004. On October 29, 2004, the board of directors declared a cash dividend of $0.04 per share payable on January 7, 2005, to stockholders of record on December 24, 2004. In the future, it is the Company's intention to continue to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, but believes that operating results have reached a level that can sustain dividends to stockholders as well. The Company has issued junior subordinated debentures in two private placements. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.

On April 22, 2004, the Company's board of directors declared a 3-for-2 common stock split effected in the form of a fifty percent stock dividend, which was paid on May 28, 2004 to stockholders of record on May 10, 2004. All share and per share data throughout this document and accompanying schedules has been retroactively adjusted to reflect the 3-for-2 split, as if it occurred on July 1, 1999.

Under applicable state laws, the banks are restricted as to the maximum amount of dividends that they may pay on their common stock. Both Iowa law and Illinois law provide that state-chartered banks in those states may not pay dividends in excess of their undivided profits. Before declaring its first dividend, Rockford Bank & Trust, as a de novo institution, is required by Illinois law to carry at least one-tenth of its net profits since the issuance of its charter to its surplus until its surplus is equal to its capital.

The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the banks. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior Federal Reserve approval, however, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank's calendar year-to-date net income plus the bank's retained net income for the two preceding calendar years. The Federal Reserve's approval for Rockford Bank & Trust to become a member bank is conditioned upon Rockford Bank & Trust's commitment that without prior Federal Reserve approval, it will not pay dividends until after it has been in operation for three years and has received two consecutive satisfactory composite CAMELS ratings. Notwithstanding the availability of funds for dividends, however, the banks' regulators may prohibit the payment of any dividends by the banks if they determine that such payment would constitute an unsafe or unsound practice. The Company's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

There were no repurchases of the Company's own stock during the fourth quarter of 2004.

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

                                                                                   Years Ended June 30,
                                                                            ---------------------------------
                                                             Six Months
                                   Year Ended   Year Ended     Ended
                                    December     December     December
                                    31, 2004     31, 2003     31, 2002        2002        2001         2000
                                   --------------------------------------------------------------------------
Statement of Income Data:
Interest income .................   $ 38,017     $ 33,378     $ 16,120     $ 28,520     $ 28,544     $ 24,079
Interest expense ................     13,325       11,950        6,484       12,870       16,612       13,289
Net interest income .............     24,692       21,428        9,636       15,650       11,932       10,790
Provision for loan losses .......      1,372        3,405        2,184        2,265          889        1,052
Noninterest income ..............      8,682       11,168        8,840        7,915        6,313        6,154
Noninterest expenses ............     24,281       21,035       11,413       17,023       13,800       11,467
Pre-tax net income ..............      7,721        8,156        4,879        4,277        3,556        4,425
Income tax expense ..............      2,504        2,695        1,683        1,315        1,160        1,680
Net income ......................      5,217        5,461        3,196        2,962        2,396        2,745

Per Common Share Data:
Net income-basic ................   $   1.23     $   1.31   $     0.77    $    0.74     $   0.71     $   0.79
Net income-diluted ..............       1.20         1.28         0.76         0.72         0.69         0.77
Cash dividends declared .........       0.08         0.07         0.03           --           --           --
Dividend payout ratio ...........       6.50%        5.34%        3.90%          --%          --%          --%

Balance Sheet:
Total assets ....................   $870,084     $710,040     $604,600     $518,828     $400,948     $367,622
Securities ......................    149,561      128,843       81,654       76,231       56,710       56,129
Loans ...........................    648,351      522,471      449,736      390,594      287,865      241,853
Allowance for estimated losses on
loans ...........................      9,262        8,643        6,879        6,111        4,248        3,617
Deposits ........................    588,016      511,652      434,748      376,317      302,155      288,067
Stockholders' equity:
  Common ........................     50,774       41,823       36,587       32,578       23,817       20,071

Key Ratios:
Return on average assets ........       0.65%        0.83%        1.13%        0.64%        0.62%        0.82%
Return on average
common equity ...................      11.89        13.93        18.41        10.07        10.95        14.17
Net interest margin (TEY) .......       3.41         3.55         3.68         3.74         3.38         3.56
Efficiency ratio (1) ............      72.75        64.53        61.71        72.20        75.64        67.68
Nonperforming assets to
total assets ....................       1.23         0.70         0.83         0.44         0.44         0.20
Allowance for estimated losses on
loans to total loans ............       1.43         1.65         1.53         1.56         1.48         1.50
Net charge-offs to
average loans ...................       0.13         0.34         0.34         0.12         0.10         0.16
Average stockholders' equity to
average assets ..................       5.49         5.94         6.12         6.38         5.69         5.77
Earnings to fixed charges
  Excluding interest on deposits        2.11 x       2.51 x       2.90 x       1.95 x       1.90 x       2.29 x
  Including interest on  deposits .     1.56         1.66         1.73         1.32         1.21         1.33



(1) Noninterest expense: divided by the sum of net interest income before provision for loan losses and noninterest income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the twelve months ended December 31, 2004, 2003 and 2002 and the six months ended December 31, 2002 and 2001, and financial condition at December 31, 2004, December 31, 2003, and December 31, 2002. In 2002, the Company changed its fiscal year end from June 30 to December 31. Due to this change, the Company filed for the transition period from July 1, 2002 to December 31, 2002. Throughout this document, reference to fiscal 2004, fiscal 2003, the transition period, and fiscal 2002 are for the years ended December 31, 2004 and 2003, the six months ended December 31, 2002, and the year ended June 30, 2002. This discussion should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

Overview

The Company was formed in February 1993 for the purpose of organizing Quad City Bank & Trust and has grown to $870.1 million in consolidated assets as of December 31, 2004. Management expects continued opportunities for growth through our three bank charters, although the rate of growth may not be maintained at that experienced to date.

The Company reported earnings of $5.2 million or $1.23 basic earnings per share for fiscal 2004 as compared to $5.5 million or $1.31 basic earnings per share for fiscal 2003, $4.8 million or $1.17 basic earnings per share for the twelve months ended December 31, 2002, $3.2 million or $0.77 basic earnings per share for the six-month transition period ended December 31, 2002, and $3.0 million or $0.74 basic earnings per share for fiscal 2002. Earnings for 2003 were positively impacted by the Company's continued merchant credit card processing through September 2003 for an ISO portfolio, which had been sold in October 2002. This ISO processing contributed $864 thousand, or $0.20 in diluted earnings per share, to the Company's net income during 2003. Also, in February 2004, the Company issued $8.0 million in floating rate and $12.0 million in fixed/floating rate trust preferred securities. In connection with this issuance, the Company redeemed, on June 30, 2004, $12.0 million of trust preferred securities originally issued in 1999. Prior to this redemption, the Company had expensed $747 thousand of unamortized issuance costs associated with the 1999 trust preferred securities in March 2004. The write-off of these costs, combined with the additional interest costs of supporting both the original and the new securities from February through June, resulted in an after-tax reduction to net income during 2004 of $729 thousand, or $0.17 in diluted earnings per share.

Excluding the one-time write-off of these unamortized issuance costs and the additional interest costs incurred for approximately four months, net income for 2004 would have been $5.9 million, or diluted earnings per share of $1.37, a 9% improvement over earnings for 2003. Although excluding the impact of this event is a non-GAAP measure, management believes that it is important to provide such information due to the non-recurring nature of this expense and to more accurately compare the results of the periods presented.

When compared to the same period in 2003, the fiscal year ended December 31, 2004 reflected significant growth in both net interest income and earnings on cash surrender value of life insurance for the Company. For fiscal 2004, net interest income and earnings on cash surrender value of life insurance improved by 15% and 203%, respectively, for a combined increase of $3.7 million when compared to the twelve months ended December 31, 2003. A decrease in the provision for loan losses of $2.0 million from fiscal 2003 to fiscal 2004 also contributed positively to net income. The successful resolution of several large credits in Quad City Bank & Trust's loan portfolio, through foreclosure, payoff, or restructuring, resulted in reductions to both provision expense and the level of allowance for loan losses. Trust department fees and investment advisory and management fees also contributed an additional $457 thousand, in aggregate, to the Company's noninterest income. Partially offsetting these revenue contributions for the Company was an increase in noninterest expense of $3.4 million. The primary contributors to the increase in noninterest expense were salaries and employee benefits, which increased $1.1 million from the same period in 2003 and the $747 thousand loss on the redemption of junior subordinated debentures. Also during fiscal 2004, the Company incurred $558 thousand of pretax costs associated with the start-up of the new banking operation in Rockford, Illinois.

The Company's results of operations are dependent primarily on net interest income, which is the difference between interest income, principally from loans and investment securities, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to the net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The Company's average tax equivalent yield on interest earning assets decreased 0.28% for fiscal 2004 as compared to 2003. With the same comparison, the average cost of interest-bearing liabilities decreased 0.26%, which resulted in a 0.02% decrease in the net interest spread of 3.15% at December 31, 2003 compared to 3.13% at December 31, 2004. The relative stability in the net interest spread from year to year did not carry over to the net interest margin. For fiscal 2004, net interest margin was 3.41% compared to 3.55% for 2003. Management continues to closely monitor and manage net interest margin. From a profitability standpoint, an important challenge for the subsidiary banks is the maintenance of their net interest margins. Management continually addresses this issue with the use of alternative funding sources and pricing strategies.

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

The Company has continued to add facilities and employees to accommodate both our historical growth and anticipated future growth. As such, overhead expenses have had a significant impact on earnings. This trend is likely to continue as our three banks continue to add the facilities and resources necessary to attract and serve additional customers.

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

On October 22, 2002, the Company announced Bancard's sale of its ISO related merchant credit card operations to iPayment, Inc. for $3.5 million. After contractual compensation and severance payments, transaction expenses, and income taxes, the transaction resulted in a net gain of $1.3 million, or $0.31 per share, which was realized during the quarter ended December 31, 2002. Also included in the sale were all of the merchant credit card processing relationships owned by Bancard's subsidiary, Allied Merchant Services, Inc. Bancard has continued to provide credit card processing for its local merchants and cardholders of the subsidiary banks and agent banks. The Company anticipated that the termination of the ISO-related merchant credit card processing would reduce Bancard's future earnings. Bancard continued to process transactions for iPayment, Inc. through September 2003. As anticipated, the reduced processing volumes that Bancard experienced during the fourth quarter of 2003 resulted in a decline in quarterly merchant credit card fees, net of processing costs for the Company. The fourth quarter of 2003 generated $416 thousand of merchant credit card fees, net of processing costs, as compared to $784 thousand for the third quarter of 2003. Despite this decline in processing volumes and fees and the resulting reduction in operating results from prior quarters, Bancard has remained profitable with its narrowed business focus of providing credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks.

During fiscal 1998, Quad City Bank & Trust expanded its presence in the mortgage banking market by hiring several experienced loan originators and an experienced underwriter, and currently the Company has ten loan originators on staff. Our banks originate mortgage loans on personal residences and sell the majority of these loans into the secondary market to avoid the interest rate risk associated with long-term fixed rate financing. The subsidiary banks realize revenue from this mortgage banking activity from a combination of loan origination fees and gains on the sale of the loans in the secondary market. During the twelve months ended December 31, 2004, the subsidiary banks originated $124.6 million of real estate loans and sold $83.5 million, or 67%, of these loans resulting in gains of $1.1 million. During the twelve months ended December 31, 2003, the subsidiary banks originated $268.8 million of real estate loans and sold $241.6 million, or 90%, of these loans resulting in gains of $3.7 million. During the six months ended December 31, 2002, the subsidiary banks originated $145.1 million of real estate loans and sold $121.5 million, or 84%, of these loans resulting in gains of $1.9 million. The depressed interest rates throughout calendar 2002 and most of calendar 2003 brought significant increases in the subsidiary banks' mortgage origination volumes during those periods. The rising rate environment experienced in 2004 resulted in an abrupt decline in mortgage loan originations.

Trust department income continues to be a significant contributor to noninterest income. Trust department fees contributed $2.5 million in revenues during fiscal 2004. During fiscal 2003, trust department fees totaled $2.2 million. In the six months ended December 31, 2002, trust department fees contributed $1.0 million in revenues. Trust department fees were $2.2 million in fiscal 2002. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. Assets under administration at December 31, 2004 increased to $778.4 million, resulting primarily from the development of existing relationships and the addition of new trust relationships. At December 31, 2003, assets under administration were $673.5 million, which was an increase of $30.8 million from December 31, 2002, when assets totaled $642.7 million.

The Company's initial public offering during the fourth calendar quarter of 1993 raised approximately $14 million. In order to provide additional capital to support the growth of Quad City Bank & Trust, the Company formed a statutory business trust in June 1999, which issued $12 million of capital securities to the public for cash. These securities were redeemed at their earliest call date on June 30, 2004. In conjunction with the formation of Cedar Rapids Bank & Trust, the Company sold approximately $5.0 million of its common stock through a private placement offering in September 2001, primarily to investors in the Cedar Rapids area. In February 2004, the Company formed two additional trusts, which, in a private transaction, issued $8.0 million of floating rate capital securities and $12.0 million of fixed/floating rate capital securities. The Company used the net proceeds for general corporate purposes, including the redemption, in June 2004, of the $12.0 million of capital securities issued in 1999. In conjunction with the formation of Rockford Bank & Trust, the Company sold approximately $4.9 million of its common stock through a private placement offering in December 2004, primarily to investors in the Rockford area.

Critical Accounting Policy

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, governmental guarantees, payment status, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it enhances its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Financial Condition - Allowance for Loan Losses." Although management believes the levels of the allowance as of December 31, 2002, 2003, and 2004 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Results of Operations

Fiscal 2004 compared with fiscal 2003

Overview. Net income for the twelve months ended December 31, 2004 was $5.2 million as compared to net income of $5.5 million for the twelve-month period ended December 31, 2003 for a decrease of $244 thousand or 4%. Basic earnings per share for fiscal 2004 were $1.23 as compared to $1.31 for 2003. The decrease in net income was comprised of an increase in net interest income after provision for loan losses of $5.3 million in combination with a decrease in federal and state income taxes of $191 thousand, totally offset by a decrease in noninterest income of $2.5 million, and an increase in noninterest expenses of $3.2 million. Several specific factors contributed to the decline in net income from fiscal 2003 to fiscal 2004. Primary factors included a $2.5 million, or 69%, decrease in gains on sale of loans, a $1.1 million, or 8%, increase in salaries and employee benefits, a decrease in merchant credit card fees of 36%, or $786 thousand, and the loss on redemption of junior subordinated debentures of $747 thousand.

Interest income. Interest income grew from $33.4 million for fiscal 2003 to $38.0 million for fiscal 2004. The 14% increase in interest income was attributable to greater average outstanding balances in interest-earning assets, principally loans receivable, partially offset by a decrease in interest rates. The average yield on interest earning assets for the twelve months ended December 31, 2004 was 5.22% as compared to 5.50% for the twelve-month period ended December 31, 2003.

Interest expense. Interest expense increased by $1.4 million, from $11.9 million for fiscal 2003 to $13.3 million for fiscal 2004. The 12% increase in interest expense was primarily attributable to greater average outstanding balances in interest-bearing liabilities, which was partially offset by a reduction in interest rates. The average cost on interest bearing liabilities was 2.09% for the twelve months ended December 31, 2004 as compared to 2.35% for the like period in 2003.

Provision for loan losses. The provision for loan losses is established based on a number of factors, including the local and national economy and the risk associated with the loans in the portfolio. The Company had an allowance for estimated losses on loans of approximately 1.43% of total gross loans at December 31, 2004, as compared to approximately 1.65% at December 31, 2003, 1.53% at December 31, 2002, and 1.56% at June 30, 2002. The provision for loan losses declined significantly to $1.4 million for fiscal 2004, as compared to $3.4 million for fiscal 2003. During both periods, management made monthly provisions for loan losses based upon a number of factors, principally the increase in loans and a detailed analysis of the loan portfolio. During fiscal 2004, the successful resolution of several large credits in Quad City Bank & Trust's loan portfolio, through foreclosure, payoff, or restructuring, resulted in reductions to both provision expense and the level of allowance for loan losses. During fiscal 2004, the net growth in the loan portfolio actually generated provision expense of $1.8 million, however 24%, or $426 thousand, was offset by adjustments to the allowance for estimated losses on loans based on the write-offs, payoffs, or restructures of several large credits within the portfolio. During 2004, there were transfers totaling $1.9 million of loans to other real estate owned. For fiscal 2004, commercial loans had total charge-offs of $624 thousand, of which $419 thousand resulted from two customer relationships at Quad City Bank & Trust, and there were $137 thousand of commercial recoveries. Consumer loan charge-offs and recoveries totaled $292 thousand and $75 thousand, respectively, for the twelve months ended December 31, 2004. For fiscal 2004, credit cards accounted for $93 thousand of the consumer loan charge-offs. Real estate loans had $49 thousand of charge-offs and no recovery activity during fiscal 2004. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality. The Company continually focuses its efforts at the subsidiary banks to attempt to improve the overall quality of the Company's loan portfolio.

Noninterest income. Noninterest income decreased by $2.5 million from $11.2 million for the twelve months ended December 31, 2003 to $8.7 million for fiscal 2004. Noninterest income for both periods, along with other miscellaneous fees, consisted primarily of income from the merchant credit card operation, fees from the trust department, depository service fees, and gains on the sale of residential real estate mortgage loans. Making significant improvements from year to year in the noninterest income category were increases in earnings on cash surrender value of life insurance and trust department fees.

Merchant credit card fees, net of processing costs for fiscal 2004 decreased by 36% to $1.4 million from $2.2 million for fiscal 2003. In October 2002, the Company sold Bancard's ISO related merchant credit card operations to iPayment, Inc., and Bancard's core business focus was shifted to processing for its agent banks, cardholders, and local merchants. Through September 2003, Bancard continued to process ISO related transactions for iPayment, Inc. for a fixed monthly service fee, which increased as the temporary processing period was extended. For fiscal 2003, net fixed monthly service fees collected from iPayment totaled $991 thousand, and Bancard's core merchant credit card fees, net of processing costs were $1.3 million. In September 2003, the transfer of the ISO related Visa/Mastercard processing activity to iPayment, Inc. was completed and significantly reduced Bancard's exposure to risk of credit card loss that the ISO activity carried with it. Bancard had established and carried ISO-specific reserves, which provided coverage for this exposure. In March 2004, the Company recognized a recovery of $144 thousand from a reduction in these ISO-specific reserves. In September 2004, the Company also recognized a recovery of $133 thousand from the elimination of the remaining balance in the ISO-specific reserves. Less these recoveries and an additional $50 thousand of service fees collected from iPayment, Bancard's core merchant credit card fees, net of processing costs were $1.1 million for fiscal 2004, or a decrease of 15% from the previous year. The $195 thousand decrease in core merchant credit card fees, net of processing costs from year to year was primarily due to provisions for merchant chargeback losses of $226 thousand made during fiscal 2004, which were the result of two merchant situations involving fraudulent activity.

In fiscal 2004, trust department fees grew to $2.5 million from $2.2 million in fiscal 2003. The $288 thousand, or 13%, increase from year to year was primarily a reflection of continued development of existing trust relationships and the addition of new trust customers, as well as an improvement in the market values of securities held in trust accounts, when compared to one year ago. Each of these factors had a resulting impact in the calculation and realization of trust fees. Total trust assets under management were $778.4 million at December 31, 2004 compared to $673.5 million at December 31, 2003.

Deposit service fees increased $127 thousand, or 8%, to $1.6 million from $1.5 million for fiscal 2004 and for fiscal 2003, respectively. This increase was primarily a result of the growth in service fees collected on the noninterest bearing demand deposit accounts of downstream correspondent banks of Quad City Bank & Trust, in combination with the growth in service fees collected on demand accounts at Cedar Rapids Bank & Trust. Service charges and NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, were $1.1 million for fiscal 2004, which reflected a decrease of 69%, or $2.6 million, from $3.7 million for fiscal 2003. The decrease resulted from the steep decline in mortgage refinances, which was experienced throughout 2004, and its effect on the subsequent sale of the majority of residential mortgages into the secondary market. Management anticipates that the level of gains on sales of loans, net, will continue to be reduced significantly from those experienced throughout much of 2003.

During fiscal 2004, earnings on the cash surrender value of life insurance grew $421 thousand, or 203%, to $628 thousand from $207 thousand for fiscal 2003. During the first quarter of 2004, the Company made significant investments in bank-owned life insurance (BOLI) on key executives at the two existing subsidiary banks. Quad City Bank & Trust purchased $8.6 million of BOLI, and Cedar Rapids Bank & Trust made a purchase of $3.6 million of BOLI.

Investment advisory and management fees increased $169 thousand from $341 thousand for fiscal 2003 to $510 thousand for fiscal 2004. The 50% increase from year to year was due to the increased volume of investment services provided by representatives of LPL Financial Services at the subsidiary banks, primarily at Cedar Rapids Bank & Trust.

For the twelve months ended December 31, 2004, other noninterest income decreased $142 thousand, or 14%, to $$867 thousand from $1.0 million for the same period in 2003. The decrease, in 2004, was primarily due to a combination of decreased income from non-consolidated subsidiaries of the Company and from a gain realized during 2003 on the sale of foreclosed property at Quad City Bank & Trust.

Noninterest expenses. For both fiscal 2004 and fiscal 2003, the main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees. Noninterest expenses for fiscal 2004 were $24.3 million as compared to $21.0 million for fiscal 2003 for an increase of $3.2 million, or 15%.

The following table sets forth the various categories of noninterest expenses for fiscal years 2004 and 2003.

                                                                                   Twelve Months Ended December 31,
                                                                             ------------------------------------------
                                                                                 2004          2003            % Change
                                                                             ------------------------------------------

Salaries and employee benefits ...........................................   $13,773,439   $12,710,505             8%
Professional and data processing fees ....................................     2,199,984     1,962,243            12%
Advertising and marketing ................................................     1,014,664       786,054            29%
Occupancy and equipment expense ..........................................     3,263,540     2,640,602            24%
Stationery and supplies ..................................................       543,904       460,421            18%
Postage and telephone ....................................................       684,964       632,354             8%
Bank service charges .....................................................       570,374       454,367            26%
Insurance ................................................................       420,080       444,947            -6%
Loss on redemption of junior subordinated debentures .....................       747,490                           NA
                                                                             -------------------------
Other ....................................................................     1,062,412       943,759            13%
                                                                             -------------------------
              Total noninterest expenses .................................   $24,280,851   $21,035,252            15%
                                                                             =========================

For fiscal 2004, total salaries and benefits, the largest component of noninterest expenses, increased to $13.8 million or $1.1 million over the $12.7 million for fiscal 2003. The 8% increase was primarily due to the Company's increase in employees from 213 full time equivalents to 243 from year-to-year, in combination with decreased expenses for both real estate loan officer commissions and for tax benefit rights and stock appreciation rights. The growth in personnel during 2004 mirrored a combination of Quad City Bank & Trust's expansion into the Rockford market and the strong growth occurring at Cedar Rapids Bank & Trust. Fiscal 2004 reflected a $747 thousand loss on the redemption of the trust preferred securities issued in 1999 at their earliest call date of June 30, 2004. Occupancy and equipment expense increased $623 thousand, or 24%. The increase was a proportionate reflection of the additional furniture, fixtures and equipment and leasehold improvements at the subsidiary banks. Professional and data processing fees increased $238 thousand, or 12%, when comparing fiscal 2004 to fiscal 2003. The increase was primarily attributable to a combination of additional legal, director, and other professional fees incurred by the subsidiary banks and by the parent company. Advertising and marketing expense grew $229 thousand from $786 thousand to $1.0 million, respectively. The 29% increase was a result of the growth at the subsidiary banks along with special events and marketing materials showcasing the ten year anniversary of Quad City Bank & Trust, which occurred in the first quarter of 2004. Bank service charges increased $116 thousand, stationary and supplies expense grew $83 thousand, and postage and phone expense increased $53 thousand. All of these increases were proportionate reflections of the Company's growth during the year.

Income tax expense. The provision for income taxes was $2.5 million for fiscal 2004 compared to $2.7 million for fiscal 2003, a decrease of $191 thousand or 7%. The decrease was primarily attributable to decreased income before income taxes of $435 thousand or 5% for fiscal 2004, in combination with a slight decrease in the Company's effective tax rate for 2004 to 32.4% from 33.0% for 2003.

Fiscal 2003 compared with the twelve months ended December 31, 2002

Overview. Net income for the twelve months ended December 31, 2003 was $5.5 million as compared to net income of $4.8 million for the twelve-month period ended December 31, 2002 for an increase of $640 thousand or 13%. Basic earnings per share for fiscal 2003 were $1.31 as compared to $1.17 for the comparable period in 2002. The increase in net income was comprised of an increase in net interest income after provision for loan losses of $3.4 million, partially offset by a decrease in noninterest income of $1.5 million, and increases in noninterest expenses of $845 thousand and federal and state income taxes of $327 thousand. Several specific factors contributed to the improvement in net income from 2002 to 2003 for the twelve-month periods. Primary factors included a 19% improvement in net interest income prompted by increased volume, and a 40% increase in gains on sales of real estate loans.

In October 2002, the Company sold its ISO-related merchant credit card portfolio to iPayment, Inc., however Bancard continued to process the portfolio's transactions through September 2003. The Company's earnings for fiscal 2003 were positively impacted by the continued processing of these ISO volumes. This continued ISO processing resulted in additional net income in fiscal 2003 of $864 thousand or $0.20 in diluted earnings per share. The sale in October 2002 resulted in a gain of $1.3 million, after income tax and related expenses, or $0.31 in diluted earnings per share. Excluding both the one-time gain from the sale of the ISO portfolio in October 2002, as well as the non-recurring revenue from the continued processing through September 2003, net income for the twelve months ended December 31, 2002 would have been $3.5 million, or diluted earnings per share of $0.83, and net income for the twelve months ended December 31, 2003 would have been $4.6 million, or diluted earnings per share of $1.07. This represents a 30% improvement in adjusted diluted earnings per share year to year. Although excluding the impact of these events is a non-GAAP measure, management believes that it is important to provide such information due to the non-recurring nature of this income and to more accurately compare the results of the periods presented.

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

The following table sets forth the various categories of noninterest expenses for the twelve months ended December 31, 2003 and 2002.

                                                                                   Twelve Months Ended December 31,
                                                                             ----------------------------------------
                                                                                 2003         2002           % Change
                                                                             ----------------------------------------
Salaries and employee benefits ...........................................   $12,710,505   $11,379,110            12%
Compensation and other expenses related to sale of
  merchant credit card portfolio .........................................            --     1,413,734          -100%
Professional and data processing fees ....................................     1,962,243     1,498,819            31%
Advertising and marketing ................................................       786,054       658,452            19%
Occupancy and equipment expense ..........................................     2,640,602     2,517,047             5%
Stationery and supplies ..................................................       460,421       469,458            -2%
Postage and telephone ....................................................       632,354       548,328            15%
Bank service charges .....................................................       454,367       391,886            16%
Insurance ................................................................       444,947       356,529            25%
Other ....................................................................       943,759       957,202            -1%
                                                                             -------------------------
        Total noninterest expenses .......................................   $21,035,252   $20,190,565             4%
                                                                             =========================

For the fiscal year ended December 31, 2003, total salaries and benefits increased to $12.7 million or $1.3 million over the $11.4 million for the comparable period in 2002. Stock appreciation rights (SAR) expense was $915 thousand for the year, as the Company's stock price grew from $16.90 to $28.00 during 2003. Also contributing to the increase in salaries and benefits were increased incentive compensation to real estate loan officers and processors proportionate to the increased volumes of gains on sales of loans, and the addition of employees at both subsidiary banks. Compensation and other expenses related to the sale of the ISO-related merchant credit card portfolio of $1.4 million accounted for 7% of the $20.2 million total in noninterest expenses for the twelve months ended December 31, 2002. Contractual bonus and severance payments were based on the gain realized from the sale of Bancard's ISO-related merchant credit card operations to iPayment, Inc. in October 2002. Occupancy and equipment expense increased $124 thousand, or 5%, for the period. The increase was due primarily to increased levels of rent, property taxes, utilities, depreciation, maintenance, and other occupancy expenses, in conjunction with $46 thousand in losses on disposals of assets. Professional and data processing fees increased $463 thousand, or 31%, when comparing fiscal 2003 to the comparable period in 2002. The increase was primarily attributable to a combination of additional data processing fees incurred by the subsidiary banks and other professional fees incurred by the parent company. When comparing fiscal 2003 to the comparable period in 2002, advertising and marketing expense grew $128 thousand, insurance expense increased $88 thousand, postage and phone expense grew $84 thousand, and bank service charges increased $62 thousand. These increases were all proportionate reflections of the Company's growth during the year.

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

Six months ended December 31, 2002 compared with six months ended December 31, 2001

Overview. Net income for the six months ended December 31, 2002 was $3.2 million as compared to net income of $1.3 million for the six-month period ended December 31, 2001 for an increase of $1.9 million or 139%. Basic earnings per share for the six-month period ended December 31, 2002 were $0.77 as compared to $0.34 for the comparable period in 2001. The increase in net income was comprised of an increase in net interest income after provision for loan losses of $1.3 million and an increase in noninterest income of $4.8 million, partially offset by increases in noninterest expenses of $3.2 million and an increase in federal and state income taxes of $1.1 million. Several specific factors contributed to the improvement in net income from 2001 to 2002 for the six-month periods. Primary factors included the $3.5 million gain on sale of the merchant credit card portfolio, a 34% improvement in net interest income prompted by increased volume, and a 51% increase in gains on sales of real estate loans.

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

The following table sets forth the various categories of noninterest expenses for the six months ended December 31, 2002 and 2001.

                                                                                    Six Months Ended December 31,
                                                                             ------------------------------------------
                                                                                 2002         2001             % Change
                                                                             ------------------------------------------
Salaries and employee benefits ...........................................   $ 6,075,885   $ 4,774,358            27%
Compensation and other expenses related to sale of .......................     1,413,734                          NA
  merchant credit card portfolio .........................................          --
Professional and data processing fees ....................................       872,750       784,701            11%
Advertising and marketing ................................................       341,093       286,643            19%
Occupancy and equipment expense ..........................................     1,322,826     1,137,585            16%
Stationery and supplies ..................................................       229,066       235,766           -3%
Postage and telephone ....................................................       291,737       229,462            27%
Bank service charges .....................................................       211,873       177,535            19%
Insurance ................................................................       186,308       193,458           -4%
Other ....................................................................       467,779       425,406            10%
                                                                             -------------------------
        Total noninterest expenses .......................................   $11,413,051   $ 8,244,914            38%
                                                                             =========================

Compensation and other expenses related to the sale of the merchant credit card portfolio of $1.4 million accounted for 45% of the $3.2 million increase experienced in noninterest expenses in aggregate. Contractual bonus and severance payments were based on the gain realized from the sale of Bancard's ISO related merchant credit card operations to iPayment, Inc. in October 2002. For the six months ended December 31, 2002, total salaries and benefits increased to $6.1 million or $1.3 million over the $4.8 million for the comparable period in 2001. The change was attributable to increased incentive compensation to real estate loan officers and processors proportionate to the increased volumes of gains on sales of loans, in combination with the addition of employees at Cedar Rapids Bank & Trust and a slight increase in the number of Quad City Bank & Trust employees. Occupancy and equipment expense increased $185 thousand, or 16%, for the period. The increase was predominately due to increased levels of rent, property taxes, utilities, depreciation, maintenance, and other occupancy expenses. Professional and data processing fees increased $88 thousand, or 11%, when comparing the six months ended December 31, 2001 to the comparable period in 2002. The increase was primarily attributable to the additional data processing fees incurred by the subsidiary banks. From 2001 to 2002, postage and telephone expense for the six months ended December 31, increased 27%, or $62 thousand. The growth at Cedar Rapids Bank & Trust accounted for $40 thousand, or 65% of this increase. For the six-month period ended December 31, 2002, bank service charges increased $34 thousand, or 19%. Growth at Cedar Rapids Bank & Trust contributed $20 thousand, or 59% of this increase.

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

Financial Condition

Total assets of the Company increased by $160.0 million or 23% to $870.1 million at December 31, 2004 from $710.0 million at December 31, 2003. Total assets of the Company increased by $105.4 million or 17% to $710.0 million at December 31, 2003 from $604.6 million at December 31, 2002. The growth primarily resulted from an increase in the loan portfolio funded by deposits received from customers and by proceeds from short-term and other borrowings.

Cash and Cash Equivalent Assets. Cash and due from banks decreased by $3.0 million or 13% to $21.4 million at December 31, 2004 from $24.4 million at December 31, 2003. Cash and due from banks decreased by $461 thousand or 2% to $24.4 million at December 31, 2003 from $24.9 million at December 31, 2002. Cash and due from banks represented both cash maintained at the subsidiary banks, as well as funds that the Company and its subsidiaries had deposited in other banks in the form of noninterest-bearing demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. Federal funds sold decreased by $1.1 million to $2.9 million at December 31, 2004 from $4.0 million at December 31, 2003. Federal funds sold decreased by $10.4 million to $4.0 million at December 31, 2003 from $14.4 million at December 31, 2002. Fluctuations are attributed to a combination of lower demands for Federal Funds by Quad City Bank & Trust's downstream correspondent banks and to varying levels of liquidity at the Company's subsidiary banks.

Interest-bearing deposits at financial institutions decreased by $6.5 million or 63% to $3.9 million at December 31, 2004 from $10.4 million at December 31, 2003. Included in interest-bearing deposits at financial institutions are demand accounts, money market accounts, and certificates of deposit. The decrease was the result of decreases in money market accounts of $3.4 million and maturities of certificates of deposit totaling $3.1 million. Interest-bearing deposits at financial institutions decreased by $4.2 million or 29% to $10.4 million at December 31, 2003 from $14.6 million at December 31, 2002. During fiscal 2003, the certificate of deposit portfolio had 35 maturities totaling $3.4 million and 30 purchases totaling $2.8 million. As a result of the interest rate environments and strong loan demand, during 2004 and 2003, the subsidiary banks reduced their deposits in other banks in the form of certificates of deposit and increased their utilization of Federal funds sold for any excess liquidity.

Investments. Securities increased by $20.7 million or 16% to $149.6 million at December 31, 2004 from $128.8 million at December 31, 2003. The net increase was the result of a number of transactions in the securities portfolio. The Company purchased additional securities, classified as available for sale, in the amount of $86.7 million. This increase was partially offset by paydowns of $1.8 million that were received on mortgage-backed securities, proceeds from calls and maturities of $53.0 million, proceeds from sales of $8.4 million, net losses of $45 thousand, the amortization of premiums, net of the accretion of discounts, of $983 thousand, and a decrease in unrealized gains on securities available for sale, before applicable income tax of $1.8 million.

Securities increased by $47.1 million or 58% to $128.8 million at December 31, 2003 from $81.7 million at December 31, 2002. The net increase was the result of a number of transactions in the securities portfolio. The Company purchased additional securities, classified as available for sale, in the amount of $91.7 million. This increase was partially offset by paydowns of $4.0 million that were received on mortgage-backed securities, proceeds from calls and maturities of $39.2 million, the amortization of premiums, net of the accretion of discounts, of $788 thousand, and a decrease in unrealized gains on securities available for sale, before applicable income tax of $549 thousand.

Certain investment securities at Quad City Bank & Trust were purchased with the intent to hold the securities until they mature. These held to maturity securities, comprised of municipal securities and other bonds were recorded at amortized cost at December 31, 2004, 2003, and 2002. The balance at December 31, 2004 was $100 thousand, which was a decrease of $300 thousand from the balance of $400 thousand at December 31, 2003. The balance at December 31, 2003 of $400 thousand was a decrease of $25 thousand from the balance of $425 thousand at December 31, 2002. Market values at December 31, 2004, 2003, and 2002 were $108 thousand, $417 thousand, and $451 thousand, respectively.

All of the Company's and Cedar Rapids Bank & Trust's securities, and a majority of Quad City Bank & Trust's securities are placed in the available for sale category as the securities may be liquidated to provide cash for operating, investing or financing purposes. These securities were reported at fair value and increased by $21.0 million, or 16%, to $149.5 million at December 31, 2004, from $128.4 million at December 31, 2003. These securities were reported at fair value and increased by $47.2 million, or 58%, to $128.4 million at December 31, 2003, from $81.2 million at December 31, 2002. The amortized cost of such securities at December 31, 2004, 2003, and 2002 was $148.4, $125.6 million, and $77.8 million, respectively.

As of December 31, 2004 there existed no security in the investment portfolio (other than U.S. Government and U.S. Government agency securities) that exceeded 10% of stockholders' equity at that date.

Loans. Total gross loans receivable increased by $125.9 million or 24% to $648.4 million at December 31, 2004 from $522.5 million at December 31, 2003. The increase was the result of the origination or purchase of $568.7 million of commercial business, consumer and real estate loans, less loans transferred to other real estate owned (OREO) of $1.9 million, loan charge-offs, net of recoveries, of $753 thousand and loan repayments or sales of loans of $440.2 million. During fiscal 2004, Quad City Bank & Trust contributed $347.8 million, or 61%, and Cedar Rapids Bank & Trust contributed $220.9 million, or 39% of the Company's loan originations or purchases. During 2004, the Company established new customer relationships in Wisconsin, and at December 31, 2004, held gross loans of $11.6 million from these relationships. The Company expects that it will eventually sell these loans to a Wisconsin bank. The majority of residential real estate loans originated by the subsidiary banks were sold on the secondary market to avoid the interest rate risk associated with long-term fixed rate loans. As of December 31, 2004, Quad City Bank & Trust's legal lending limit was approximately $8.2 million and Cedar Rapids Bank & Trust's legal lending limit was approximately $3.1 million.

Total gross loans receivable increased by $72.8 million or 16% to $522.5 million at December 31, 2003 from $449.7 million at December 31, 2002. The increase was the result of the origination or purchase of $691.1 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $1.6 million and loan repayments or sales of loans of $616.7 million. During fiscal 2003, Quad City Bank & Trust contributed $536.3 million, or 78%, and Cedar Rapids Bank & Trust contributed $154.8 million, or 22% of the Company's loan originations or purchases. The majority of residential real estate loans originated by the subsidiary banks were sold on the secondary market to avoid the interest rate risk associated with long-term fixed rate loans. As of December 31, 2003, Quad City Bank & Trust's legal lending limit was approximately $7.2 million and Cedar Rapids Bank & Trust's legal lending limit was approximately $2.5 million.

Allowance for Loan Losses. The allowance for estimated losses on loans was $9.3 million at December 31, 2004 compared to $8.6 million at December 31, 2003, for an increase of $619 thousand, or 7%. The allowance for estimated losses on loans was $8.6 million at December 31, 2003 compared to $6.9 million at December 31, 2002, for an increase of $1.7 million or 26%. During fiscal 2004, the resolution of several large credits in Quad City Bank & Trust's loan portfolio, through foreclosure, payoff, or restructuring, resulted in reductions to the level of allowance for loan losses. A secondary result of this activity was the distortion in the growth percentage of the allowance for loan losses of 7% when compared to the growth percentage of the loan portfolio of 24%. The adequacy of the allowance for estimated losses on loans was determined by management based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions and other factors that, in management's judgment, deserved evaluation in estimating loan losses. To ensure that an adequate allowance was maintained, provisions were made based on the increase in loans and a detailed analysis of the loan portfolio. The loan portfolio was reviewed and analyzed monthly utilizing the percentage allocation method with specific detailed reviews completed on all credits risk-rated less than "fair quality" and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans was monitored by the credit administration staff, and reported to management and the board of directors.

Net charge-offs for the years ended December 31, 2004, 2003 and 2002, were $753 thousand, $1.6 million and $1.5 million, respectively. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio. Provisions were made monthly to ensure that an adequate level was maintained. The allowance for estimated losses on loans as a percentage of total gross loans was 1.43% at December 31, 2004, 1.65% at December 31, 2003, and 1.53% at December 31, 2002.

Although management believes that the allowance for estimated losses on loans at December 31, 2004 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company is focusing efforts at its subsidiary banks in an attempt to improve the overall quality of the Company's loan portfolio. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. Future events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans, and require further increases in the provision.

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

Nonaccrual loans were $7.6 million at December 31, 2004 compared to $4.2 million at December 31, 2003, for an increase of $3.4 million or 81%. The increase in nonaccrual loans was comprised of increases in commercial loans of $2.8 million, real estate loans of $359 thousand, and consumer loans of $221 thousand. Nonaccrual commercial loans totaled $6.6 million of which $6.4 million was due to four large lending relationships at Quad City Bank & Trust. Nonaccrual loans at December 31, 2004 represented 1.2% of the Company's held for investment loan portfolio. All of the Company's nonperforming loans were located in the loan portfolio at Quad City Bank & Trust. The loans in the Cedar Rapids Bank & Trust loan portfolio have been made since its inception in 2001, and none of the loans at December 31, 2004 were categorized as nonperforming loans. As the loan portfolio at Cedar Rapids Bank & Trust matures, it is likely that there will be nonperformers within the portfolio.

Nonaccrual loans were $4.2 million at December 31, 2003 compared to $4.6 million at December 31, 2002, for a decrease of $404 thousand or 9%. The decrease in nonaccrual loans was comprised of decreases in commercial loans of $302 thousand and real estate loans of $139 thousand, partially offset by an increase in consumer loans of $36 thousand. The decrease in nonaccrual commercial loans was due primarily to the write-off of a single customer relationship at Quad City Bank for $1.3 million, partially offset by the transfer to nonaccrual status of another commercial lending relationship at Quad City Bank & Trust with an outstanding balance at December 31, 2003 of $702 thousand. Nonaccrual loans at December 31, 2003 represented less than one percent of the Company's loan portfolio. All of the Company's nonperforming assets at December 31, 2003 were located in the loan portfolio at Quad City Bank & Trust. As of December 31, 2004, 2003, and 2002, past due loans of 30 days or more amounted to $10.2 million, $6.9 million, and $9.6 million, respectively. Past due loans as a percentage of gross loans receivable were 1.6 % at December 31, 2004, 1.3% at December 31, 2003, and 2.1% at December 31, 2002.

During fiscal 2004, the Company transferred $1.9 million from the loan portfolio into other real estate owned. At December 31, 2004, $1.4 million was held at Quad City Bank & Trust and $506 thousand was held at Cedar Rapids Bank & Trust. At both December 31, 2003 and 2002, the Company held no assets in other real estate owned.

Other Assets. Premises and equipment increased by $6.1 million or 50% to $18.1 million at December 31, 2004 from $12.0 million at December 31, 2003. This increase resulted primarily from a combination of construction costs of $1.9 million for Quad City Bank & Trust's fifth facility, $2.6 million for Cedar Rapids Bank & Trust's new main facility, and $664 thousand for Cedar Rapids Bank & Trust's first branch facility. Additionally, there were Company purchases of additional furniture, fixtures and equipment offset by depreciation expense. Premises and equipment increased by $2.8 million or 30% to $12.0 million at December 31, 2003 from $9.2 million at December 31, 2002. This increase resulted primarily from Quad City Bank & Trust's purchases of the northern segment of its Brady Street facility and the land for its fifth location, in combination with Company purchases of additional furniture, fixtures and equipment offset by depreciation expense. Additional information regarding the composition of this account and related accumulated depreciation is described in Note 5 to the consolidated financial statements.

Accrued interest receivable on loans, securities, and interest-bearing deposits at financial institutions increased by $427 thousand, or 13%, to $4.1 million at December 31, 2004 from $3.6 million at December 31, 2003. Accrued interest receivable on loans, securities, and interest-bearing deposits at financial institutions increased by $425 thousand, or 13%, to $3.6 million at December 31, 2003 from $3.2 million at December 31, 2002. Increases were primarily due to greater average outstanding balances in interest-bearing assets.

Bank-owned life insurance (BOLI) increased by $12.8 million from $3.1 million at December 31, 2003 to $15.9 million at December 31, 2004. BOLI increased by $257 thousand from $2.8 million at December 31, 2002 to $3.1 million at December 31, 2003. Banks may generally buy BOLI as a financing or cost recovery vehicle for pre-and post-retirement employee benefits. During fiscal 2004, the subsidiary banks purchased $8.0 million of insurance to finance the expenses associated with the establishment of supplemental retirement benefits plans (SERPs) for the executive officers. Additionally in fiscal 2004, the subsidiary banks purchased life insurance totaling $4.2 million on the lives of a number of senior management personnel for the purpose of funding the expenses of new deferred compensation arrangements for senior officers. Benefit expense associated with the supplemental retirement benefits and deferred compensation arrangements was $134 thousand and $129 thousand, respectively, for fiscal 2004. These purchases during the first quarter, combined with the existing bank-owned life insurance, resulted in each subsidiary bank holding investments in bank-owned life insurance policies near the regulatory maximum of 25% of capital. As the owners and beneficiaries of these holdings, the banks monitor the associated risks, including diversification, lending-limit, concentration, interest rate risk, credit risk, and liquidity. Quarterly financial information on the insurance carriers is provided to the Company by its compensation consulting firm. Earnings on BOLI totaled $628 thousand for fiscal 2004.

Other assets increased by $5.5 million or 56% to $15.2 million at December 31, 2004 from $9.7 million at December 31, 2003. The three largest components of other assets at December 31, 2004 were $5.9 million in Federal Reserve Bank and Federal Home Loan Bank stocks, $2.8 million in deferred tax assets and $2.0 million in various prepaid expenses. Other assets decreased by $1.3 million to $9.7 million at December 31, 2003 from $11.0 million at December 31, 2002. The two largest components of other assets at December 31, 2003 were $5.5 million in Federal Reserve Bank and Federal Home Loan Bank stocks and $752 thousand in prepaid trust preferred offering expense. At both December 31, 2004 and 2003, other assets also included accrued trust department fees, other miscellaneous receivables, and the net equity in unconsolidated subsidiaries.

Deposits. Deposits increased by $76.4 million or 15% to $588.0 million at December 31, 2004 from $511.7 million at December 31, 2003. The increase resulted from a $21.1 million net decrease in non-interest bearing, NOW, money market and savings accounts offset by a $97.5 million net increase in interest-bearing certificates of deposit. As anticipated for several quarters, the merchant credit card processing for the independent sales organization ("ISO") portfolio, which was sold to iPayment, Inc. in October 2001, was transferred to another processor on February 1, 2004. Funds related to this transfer accounted for $16.5 million of the decrease in non-interest bearing deposits from December 31, 2003 to December 31, 2004. The subsidiary banks also issued brokered certificates of deposit totaling $28.8 million during fiscal 2004. During 2004, the Company established new customer relationships in Wisconsin, and at December 31, 2004, held total deposits of $2.9 million for these customers. The Company expects that it will eventually transfer these deposits to a Wisconsin bank. Deposits increased by $77.0 million or 18% to $511.7 million at December 31, 2003 from $434.7 million at December 31, 2002. The increase resulted from a $75.0 million net increase in noninterest bearing, NOW, money market and other savings accounts and a $2.0 million net increase in certificates of deposit.

Short-term Borrowings. Short-term borrowings increased by $53.2 million or 103% from $51.6 million as of December 31, 2003 to $104.8 million as of December 31, 2004. Short-term borrowings increased by $18.7 million or 57% from $32.9 million as of December 31, 2002 to $51.6 million as of December 31, 2003. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. As a result of the significant growth in assets during fiscal 2004, primarily the loan portfolio and securities available for sale, and the smaller increase in deposits, the subsidiary banks utilized additional short-term borrowings. Short-term borrowings were comprised of customer repurchase agreements of $47.6 million, $34.7 million, and $32.9 million at December 31, 2004, 2003, and 2002, respectively, as well as federal funds purchased from correspondent banks of $57.2 million at December 31, 2004, $16.9 million at December 31, 2003, and none at December 31, 2002.

FHLB Advances and Other Borrowings. FHLB advances increased $15.8 million or 21% from $76.2 million as of December 31, 2003 to $92.0 million as of December 31, 2004. FHLB advances increased $1.2 million or 2% from $75.0 million as of December 31, 2002 to $76.2 million as of December 31, 2003. As of December 31, 2004, the subsidiary banks held $5.6 million of FHLB stock in aggregate. As a result of their memberships in the FHLB of Des Moines, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. Both Quad City Bank & Trust and Cedar Rapids Bank & Trust utilized FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provided a less costly source of funds than customer deposits.

Other borrowings decreased to $6.0 million at December 31, 2004 for a decrease of $4.0 million, or 40%, from December 31, 2003. Other borrowings increased to $10.0 million at December 31, 2003 for an increase of $5.0 million, or 100%, from December 31, 2002. Other borrowings were $5.0 million at December 31, 2002. In September 2001, the Company had drawn a $5.0 million advance on a line of credit at an upstream correspondent bank as partial funding for the initial capitalization of Cedar Rapids Bank & Trust. In February and July 2003, the Company drew additional advances of $2.0 million and $3.0 million, respectively, as funding to maintain the required level of regulatory capital at Cedar Rapids Bank & Trust in light of the bank's growth. In February 2004, the Company formed two trusts, which, in a private transaction, issued $8.0 million of floating rate trust preferred securities and $12.0 million of fixed/floating rate trust preferred securities. Partial proceeds from this transaction were used to pay off the $10.0 million credit note balance existing on that date. In June 2004, the Company drew an advance of $7.0 million as partial funding for the redemption of the $12.0 million in trust preferred securities, which had been issued in 1999. In December 2004, the Company made a payment to reduce the balance by $1.0 million.

Junior subordinated debentures increased $8.6 million, or 72%, from $12.0 million at December 31, 2003 to $20.6 million at December 31, 2004. In June 1999, the Company issued 1,200,000 shares of trust preferred securities through a newly formed subsidiary, Trust I. These securities were $12.0 million at December 31, 2003 and 2002. The Company redeemed these securities on June 30, 2004. In February 2004, the Company formed two new subsidiaries and issued, in a private transaction, $12.0 million of fixed/floating rate trust preferred securities and $8.0 million of floating rate trust preferred securities of Trust II and Trust III, respectively. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $8.2 million and $12.4 million, respectively.

Other liabilities increased by $1.2 million or 17% to $7.9 million as of December 31, 2004 from $6.7 million as of December 31, 2003. The increase was primarily due to the increased balances in SERP and deferred compensation liabilities at the subsidiary banks. Other liabilities decreased by $1.7 million or 20% to $6.7 million as of December 31, 2003 from $8.4 million as of December 31, 2002. The decrease was primarily the result of the payment during 2003 of income taxes and a large portion of the accrued severance compensation related to Bancard's sale of its ISO related merchant credit card operations in October 2002. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At December 31, 2004, the largest single component of other liabilities was accrued expenses of $3.4 million. At both December 31, 2003 and 2002, the largest single component of other liabilities was interest payable at $1.2 million and $1.8 million, respectively.

Stockholders' Equity. Common stock of $2.9 million as of December 31, 2003 increased by $1.6 million, or 57%, to $4.5 million at December 31, 2004. The increase was the net result of a private placement offering during the fourth quarter of 2004, which issued an additional 250,506 common shares, a three-for-two common stock split, which was paid in the form of a stock dividend on May 28, 2004, stock issued from the net exercise of stock options, stock purchased under the employee stock purchase plan, and the retirement of treasury shares. Common stock of $2.8 million as of December 31, 2002 increased by $41 thousand, or 1%, to $2.9 million at December 31, 2003. The slight increase was the result of stock issued from the net exercise of stock options and stock purchased under the employee stock purchase plan.

Additional paid-in capital increased to $20.3 million as of December 31, 2004 from $17.1 million at December 31, 2003. The increase of $3.2 million, or 19%, resulted primarily from proceeds received in excess of the $1.00 per share par value for the shares of common stock issued as the result of a private placement offering, the exercise of stock options and purchases of stock under the employee stock purchase plan, partially offset by the three-for-two stock split and the retirement of treasury shares. Additional paid-in capital increased to $17.1 million as of December 31, 2003 from $16.7 million at December 31, 2002. The increase of $382 thousand, or 2%, resulted primarily from proceeds received in excess of the $1.00 per share par value for the 40,929 shares of common stock issued as the result of the exercise of stock options and purchases of stock under the employee stock purchase plan.

Retained earnings increased by $4.4 million, or 21%, to $25.3 million at December 31, 2004 from $20.9 million at December 31, 2003. The increase reflected net income for the fiscal year reduced by a combination of the $349 thousand in dividends declared during 2004, the retirement of treasury shares, and the payout of fractional shares in conjunction with the stock split. A cash dividend of $0.04 was paid in July 2004. On October 29, 2004, the board of directors declared a cash dividend of $0.04 per share payable on January 7, 2005, to stockholders of record on December 24, 2004. Retained earnings increased by $5.2 million, or 33%, to $20.9 million at December 31, 2003 from $15.7 million at December 31, 2002. The increase reflected net income for the fiscal year reduced by the $307 thousand in dividends declared during fiscal 2003. The Company paid a cash dividend of $0.03 per share in July 2003 and $0.04 per share in January 2004.

Accumulated other comprehensive income was $669 thousand as of December 31, 2004 as compared to $1.8 million as of December 31, 2003. The decrease was attributable to the decrease during the period in the fair value of the securities identified as available for sale, primarily as a result of increasing market interest rates. Accumulated other comprehensive income was $1.8 million as of December 31, 2003 as compared to $2.1 million as of December 31, 2002. The decrease in the gains was attributable to the decrease during the period in the fair value of the securities identified as available for sale, primarily as a result of a slight recovery in market interest rates.

In April 2000, the Company announced that the board of directors approved a stock repurchase program enabling the Company to repurchase approximately 60,000 shares of its common stock. This stock repurchase program was completed in the fall of 2000 and at December 31, 2003 and 2002 the Company held in treasury 90,219 shares at a total cost of $855 thousand. The weighted average cost was $9.47 per share. On April 30, 2004, the treasury shares were retired by the Company.

Liquidity and Capital Resources

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $28.1 million at December 31, 2004, $38.9 million at December 31, 2003, and $53.9 million at December 31, 2002. The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.

The liquidity of the Company is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, comprised predominately of proceeds on the sale of loans, was $7.4 million for fiscal 2004 compared to net cash provided by operating activities, primarily proceeds on the sale of loans, of $30.2 million for fiscal 2003. Net cash provided by operating activities, comprised predominately of proceeds on the sale of loans, was $30.2 million for fiscal 2003 compared to net cash used in operating activities, primarily for the origination of loans to be sold, of $9.8 million for the twelve months ended December 31, 2002. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $165.1 million for fiscal 2004 and $132.5 million for fiscal 2003, comprised predominately of loan originations and the purchase of securities. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $132.5 million for fiscal 2003 and $117.0 million for the comparable period in 2002, comprised predominately of loan originations. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from short-term borrowings, was $154.6 million for fiscal 2004 compared to $101.8 million, comprised predominately of growth in deposits and proceeds from short-term borrowings for fiscal 2003. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from short-term borrowings, was $101.8 million for fiscal 2003 compared to $132.1 million, comprised predominately of growth in deposits and proceeds from short-term borrowings, for the twelve months ended December 31, 2002.

At December 31, 2004, the subsidiary banks had fourteen lines of credit totaling $99.5 million of which $13.0 million was secured and $86.5 million was unsecured. At December 31, 2004, Quad City Bank & Trust had drawn $21.1 million of their available balance of $83.0 million. As of December 31, 2004, the Company had two unsecured revolving credit notes totaling $15.0 million in aggregate, replacing a single note of $15.0 million previously held. The Company had a 364-day revolving note, which matures December 29, 2005, for $10.0 million and had a balance outstanding of $6.0 million as of December 31, 2004. The Company also had a 3-year revolving note, which matures December 30, 2007, for $5.0 million and carried no balance as of December 31, 2004. On January 3, 2005, the 3-year note was fully drawn as partial funding for the capitalization of Rockford Bank & Trust. For both notes, interest is payable monthly at the Federal Funds rate plus 1% per annum, as defined in the credit agreements. As of December 31, 2004, the interest rate on the 364-day note was 3.23%.

At December 31, 2003, the subsidiary banks had seven unused lines of credit totaling $41.0 million of which $4.0 million was secured and $37.0 million was unsecured. At December 31, 2002, the subsidiary banks had seven unused lines of credit totaling $38.0 million of which $4.0 million was secured and $34.0 million was unsecured. At the close of fiscal 2003, the Company had a $15.0 million unsecured revolving credit note. The note, which matured July 21, 2004, was renewed and existed until December 28, 2004, had a balance outstanding of $10.0 million at December 31, 2003. Interest was payable monthly at the Federal Funds rate plus one percent per annum, as defined in the credit note agreement. As of December 31, 2003, the interest rate was 1.97%. At December 31, 2002, the Company had a secured line of credit for $10.0 million, of which $5.0 million had been used as partial funding for the capitalization of Cedar Rapids Bank and Trust.

On February 18, 2004, the Company issued $12.0 million of fixed/floating rate capital securities and $8.0 million of floating rate capital securities of QCR Holdings Statutory Trust II ("Trust II") and QCR Holdings Statutory Trust III ("Trust III"). The securities issued by Trust II and Trust III mature in 30 years. The fixed/floating rate capital securities are callable at par after seven years, and the floating rate capital securities are callable at par after five years. The fixed/floating rate capital securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they have a variable rate based on the three-month LIBOR, reset quarterly, and the floating rate capital securities have a variable rate based on the three-month LIBOR, reset quarterly, with the rate set at 4.83% at December 31, 2004. Both Trust II and Trust III used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of QCR Holdings, Inc. Partial proceeds from the issuance were used for redemption in June 2004 of the $12.0 million of 9.2% cumulative trust preferred securities issued by Trust I in 1999.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2004 and 2003, no amounts had been recorded as liabilities for the banks' potential obligations under these guarantees.

As of December 31, 2004 and 2003, commitments to extend credit aggregated $257.6 million and $194.9 million, respectively. As of December 31, 2004 and 2003, standby letters of credit aggregated $12.7 million and $6.0 million, respectively. Management does not expect that all of these commitments will be funded.

The Company had also executed contracts for the sale of mortgage loans in the secondary market in the amount of $3.5 million and $3.8 million as of December 31, 2004 and 2003, respectively. These amounts were included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as, breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company's subsidiary banks, the Company has $35.6 million of sold residential mortgage loans with recourse provisions still in effect at December 31, 2004. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2004 and 2003, six months ended December 31, 2002, or the year ended June 30, 2002. In the opinion of management, the risk of recourse to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

During  fiscal 2004,  Quad City Bank & Trust joined the Federal Home Loan Bank's
(FHLB) Mortgage Partnership Finance (MPF) Program, which offers a "risk-sharing" alternative to selling residential mortgage loans to investors in the secondary market. Lenders funding mortgages through the MPF Program manage the credit risk of the loans they originate. The loans are funded by the FHLB and held within their portfolio, thereby managing the liquidity, interest rate, and prepayment risks of the loans. Lenders participating in the MPF Program receive monthly credit enhancement fees for managing the credit risk of the loans they originate. Any credit losses incurred on those loans will be absorbed first by private mortgage insurance, second by an allowance established by the FHLB, and third by withholding monthly credit enhancements due to the participating lender. At December 31, 2004, Quad City Bank & Trust had funded $11.7 million of mortgages through the FHLB's MPF Program with an attached credit exposure of $240 thousand. In conjunction with its participation in this program, Quad City Bank & Trust has established an allowance for credit losses on these off-balance sheet exposures of $11 thousand at December 31, 2004.

Bancard is subject to the risk of cardholder chargebacks and its merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the local merchant. During 2004, Bancard experienced two situations, as the result of fraudulent activity, in which merchants experienced multiple, significant cardholder chargebacks over periods of several months. In each of these cases, the merchant's cash reserves on deposit were not sufficient to cover the cardholder chargeback volumes, and in one case, the merchant was incapable of making reimbursement to Bancard. As a result, Bancard incurred $196 thousand of chargeback loss expense during 2004 absorbing all of the chargeback activity on this merchant and establishing an allowance for chargeback losses in the anticipation of additional cardholder chargebacks, which could occur from either of these situations. As an additional mitigation to cardholder chargeback risk, in August 2004 Bancard began making monthly provisions to the allowance for chargeback losses in an amount equal to 5 basis points of the month's dollar volume of merchant credit card activity. Management will continually monitor merchant credit card activity and Bancard's level of the allowance for chargeback losses.

The Company also has a guarantee to MasterCard International Incorporated, which is backed by a performance bond in the amount of $1.0 million. As of December 31, 2004, there were no significant pending liabilities.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

                                              Payments Due by Period
                                                   (in thousands)
                               ----------------------------------------------------
      Description and                     One Year                          After 5
       Note reference           Total     Or less    1-3 years  4-5 years    Years
-----------------------------------------------------------------------------------
Deposits without a
  stated maturity ..........   $294,785   $294,785   $     --   $     --    $    --
Certificates of deposits (6)    293,231    213,068     68,728     11,435
Short-term borrowings (7) ..    104,771    104,771         --         --         --
Federal Home Loan
  Bank advances (8) ........     92,022      7,500     34,610     26,800     23,112
Other borrowings (9) .......      6,000      6,000         --         --         --
Junior subordinated ........
  debentures (10) ..........     20,620         --         --         --     20,620
Rental commitments (5) .....      2,934        663        932        516        823
Purchase obligations (17) ..      7,943      7,943         --         --         --
Operating contracts (17) ...      2,341      1,335        979         11         16
                               ----------------------------------------------------
        Total contractual
        cash obligations ...   $824,647   $636,065   $105,249   $ 33,762   $ 44,571
                               ====================================================

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented primarily relate to certain contractual payments for capital expenditures of facilities expansion. The Company's operating contract obligations represent short and long-term lease payments for data processing equipment and services, software, and other equipment and professional services.

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

Impact of New Accounting Standards

On September 30, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

In December 2004, FASB published Statement No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)") FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options and shares under employee stock purchase plans, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Statement is effective at the beginning of the Company's third quarter in 2005.

As of the effective date, the Company will have the option of applying the Statement using a modified prospective application or a modified retrospective application. Under the prospective method compensation cost would be recognized for (1) all awards granted after the required effective date and for awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123. Under the retrospective application method compensation cost would be recognized as in (1) above and (2) for prior periods would be restated consistent with the pro forma disclosures required for those periods by SFAS
123. The Company has not yet made a decision on which method of application it will elect.

The impact of this Statement on the Company after the effective date and beyond will depend upon various factors, among them being the future compensation strategy. The SFAS 123 pro forma compensation costs presented in the footnotes to the financial statements have been calculated using a Black-Scholes option-pricing model and may not be indicative of amounts, which should be expected in future periods.

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

One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company's consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at December 31, 2004 demonstrated a 1.47% decrease in interest income with a 200 basis point increase in interest rates, and a 1.20% decrease in interest income with a 100 basis point decrease in interest rates. Both simulations are within the board-established policy limits of a 10% decline in value.

Interest rate risk is the most significant market risk affecting the Company. For that reason, the Company engages the assistance of a national consulting firm and their risk management system to monitor and control the Company's interest rate risk exposure. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

Item 8.  Financial Statements

QCR Holdings, Inc.

Index to Consolidated Financial Statements



Report of Independent Registered Public Accounting Firm                       32

Financial Statements

   Consolidated balance sheets as of December 31, 2004 and 2003               33

   Consolidated statements of income for the years ended December 31,
      2004 and 2003, six months ended December 31, 2002 and the year
      ended June 30, 2002                                                     34

   Consolidated statements of changes in stockholders' equity for the years ended December 31, 2004 and 2003, six months ended
      December 31, 2002 and the year ended June 30, 2002                   35-36

   Consolidated statements of cash flows for the years ended
      December 31, 2004 and 2003, six months ended December 31, 2002
      and the year ended June 30, 2002                                     37-38

   Notes to consolidated financial statements                              39-64

McGladrey & Pullen
Certified Public Accountants



Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders
QCR Holdings, Inc.
Moline, Illinois

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QCR Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002, in conformity with U.S. generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP


Davenport, Iowa
January 24, 2005


McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

QCR Holdings, Inc.
and Subsidiaries

Consolidated Balance Sheets
December 31, 2004 and 2003

Assets                                                                                   2004            2003
----------------------------------------------------------------------------------------------------------------
Cash and due from banks ..........................................................   $ 21,372,342   $ 24,427,573
Federal funds sold ...............................................................      2,890,000      4,030,000
Interest-bearing deposits at financial institutions ..............................      3,857,563     10,426,092

Securities held to maturity, at amortized cost (fair value
  2004 $108,254; 2003 $416,751) (Note 3) .........................................        100,000        400,116
Securities available for sale, at fair value (Note 3) ............................    149,460,886    128,442,926
                                                                                     ---------------------------
                                                                                      149,560,886    128,843,042
                                                                                     ---------------------------

Loans receivable, held for sale (Note 4) .........................................      3,498,809      3,790,031
Loans receivable, held for investment (Note 4) ...................................    644,852,018    518,681,380
  Less allowance for estimated losses on loans (Note 4) ..........................      9,261,991      8,643,012
                                                                                     ---------------------------
                                                                                      639,088,836    513,828,399
                                                                                     ---------------------------

Premises and equipment, net (Note 5) .............................................     18,100,590     12,028,532
Accrued interest receivable ......................................................      4,072,762      3,646,108
Bank-owned life insurance ........................................................     15,935,000      3,085,797
Other assets .....................................................................     15,205,568      9,724,012
                                                                                     ---------------------------
        Total assets .............................................................   $870,083,547   $710,039,555
                                                                                     ===========================

Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing ..........................................................   $109,361,817   $130,962,916
    Interest-bearing .............................................................    478,653,866    380,688,947
                                                                                     ---------------------------
        Total deposits (Note 6) ..................................................    588,015,683    511,651,863

Short-term borrowings (Note 7) ...................................................    104,771,178     51,609,801
Federal Home Loan Bank advances (Note 8) .........................................     92,021,877     76,232,348
Other borrowings (Note 9) ........................................................      6,000,000     10,000,000
Junior subordinated debentures (Notes 1 and 10) ..................................     20,620,000     12,000,000
Other liabilities ................................................................      7,881,009      6,722,808
                                                                                     ---------------------------
        Total liabilities ........................................................    819,309,747    668,216,820
                                                                                     ---------------------------

Commitments and Contingencies (Note 17)

Stockholders' Equity (Note 15):
  Preferred stock, stated value of $1 per share; shares
    authorized 250,000; shares issued none .......................................            --              --
  Common stock, $1 par value;
    shares authorized 2004 - 10,000,000; 2003 - 5,000,000; 2004 - 4,496,730 shares issued and outstanding; 2003 - 4,295,985 shares issued and 4,205,766 shares
    outstanding ..................................................................      4,496,730      2,863,990
  Additional paid-in capital .....................................................     20,329,033     17,143,868
  Retained earnings ..............................................................     25,278,666     20,866,749
  Accumulated other comprehensive income .........................................        669,371      1,802,664
                                                                                     ---------------------------
                                                                                       50,773,800     42,677,271
Less cost of common shares acquired for the treasury
  2004 - none; 2003 - 90,219 .....................................................             --        854,536
                                                                                     ---------------------------
        Total stockholders' equity ...............................................     50,773,800     41,822,735
                                                                                     ---------------------------
        Total liabilities and stockholders' equity ...............................   $870,083,547   $710,039,555
                                                                                     ===========================

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries

Consolidated Statements of Income

                                                                                              Six Months
                                                                Year Ended December 31,          Ended        Year Ended
                                                              ----------------------------    December 31,     June 30,
                                                                   2004           2003           2002            2002
-------------------------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans, including fees ...................................   $ 33,111,498    $ 28,984,000   $ 13,747,643    $ 23,718,322
  Securities:
    Taxable ...............................................      4,067,826       3,248,115      1,702,046       3,166,323
    Nontaxable ............................................        571,405         493,162        235,155         429,138
  Interest-bearing deposits at financial institutions .....        224,293         432,119        361,218         948,098
  Federal funds sold ......................................         41,818         220,865         73,611         258,256
                                                              -----------------------------------------------------------
        Total interest and dividend income ................     38,016,840      33,378,261     16,119,673      28,520,137
                                                              -----------------------------------------------------------

Interest expense:
  Deposits ................................................      6,852,108       7,005,306      4,151,446       8,894,578
  Short-term borrowings ...................................      1,208,494         326,916        225,093         592,382
  Federal Home Loan Bank advances .........................      3,464,122       3,255,416      1,440,326       2,048,273
  Other borrowings ........................................        159,165         228,433         99,645         201,415
  Junior subordinated debentures ..........................      1,640,879       1,133,506        566,753       1,133,506
                                                              -----------------------------------------------------------
        Total interest expense ............................     13,324,768      11,949,577      6,483,263      12,870,154
                                                              -----------------------------------------------------------

        Net interest income ...............................     24,692,072      21,428,684      9,636,410      15,649,983
Provision for loan losses (Note 4) ........................      1,372,208       3,405,427      2,183,745       2,264,965
                                                              -----------------------------------------------------------
        Net interest income after provision for loan losses     23,319,864      18,023,257      7,452,665      13,385,018
                                                              -----------------------------------------------------------

Noninterest income:
  Merchant credit card fees, net of processing costs ......      1,409,237       2,194,974      1,292,213       2,097,209
  Trust department fees ...................................      2,530,907       2,242,747      1,045,046       2,161,677
  Deposit service fees ....................................      1,631,713       1,505,200        596,999         994,630
  Gains on sales of loans, net ............................      1,149,791       3,667,513      1,864,813       1,991,437
  Securities gains (losses), net ..........................        (45,428)              5         61,514           6,433
  Gain on sale of merchant credit card portfolio (Note 11)              --              --      3,460,137              --
  Earnings on cash surrender value of life insurance ......        627,796         206,893         (2,488)        129,658
  Investment advisory and management fees .................        509,988         340,812        118,039         247,905
  Other ...................................................        867,437       1,009,465        403,448         285,710
                                                              -----------------------------------------------------------
        Total noninterest income ..........................      8,681,441      11,167,609      8,839,721       7,914,659
                                                              -----------------------------------------------------------

Noninterest expenses:
  Salaries and employee benefits ..........................     13,773,439      12,710,505      6,075,885      10,077,583
  Compensation and other expenses related to sale of
    merchant credit card portfolio (Note 11) ..............             --              --      1,413,734              --
  Professional and data processing fees ...................      2,199,984       1,962,243        872,750       1,410,770
  Advertising and marketing ...............................      1,014,664         786,054        341,093         604,002
  Occupancy and equipment expense .........................      3,263,540       2,640,602      1,322,826       2,331,806
  Stationery and supplies .................................        543,904         460,421        229,066         476,158
  Postage and telephone ...................................        684,964         632,354        291,737         486,053
  Bank service charges ....................................        570,374         454,367        211,873         357,550
  Insurance ...............................................        420,080         444,947        186,308         351,873
  Loss on redemption of junior subordinated debentures ....        747,490              --             --              --
  Other ...................................................      1,062,412         943,759        467,779         926,633
                                                              -----------------------------------------------------------
        Total noninterest expenses ........................     24,280,851      21,035,252     11,413,051      17,022,428
                                                              -----------------------------------------------------------

        Income before income taxes ........................      7,720,454       8,155,614      4,879,335       4,277,249
Federal and state income taxes (Note 12) ..................      2,503,782       2,694,687      1,682,791       1,314,796
                                                              -----------------------------------------------------------
        Net income ........................................   $  5,216,672    $  5,460,927   $  3,196,544    $  2,962,453
                                                              ===========================================================

Earnings per common share (Note 16):
  Basic ...................................................   $       1.23    $       1.31   $       0.77    $       0.74
  Diluted .................................................   $       1.20    $       1.28   $       0.76    $       0.72
  Weighted average common shares outstanding ..............      4,234,345       4,173,063      4,129,109       4,028,994
  Weighted average common and common equivalent
    shares outstanding ....................................      4,344,765       4,282,583      4,229,124       4,115,708

  Cash dividends declared per common share ................   $       0.08    $       0.07   $       0.03    $         --

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2004 and 2003, Six Months Ended
  December 31, 2002 and Year Ended June 30, 2002

                                                                                             Accumulated
                                                               Additional                      Other
                                                    Common       Paid-In       Retained     Comprehensive   Treasury
                                                     Stock       Capital       Earnings     Income (Loss)    Stock         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001 .........................  $2,325,566   $12,148,759    $ 9,691,749    $  505,922    $(854,536)   $23,817,460
  Comprehensive income:
    Net income .................................          --            --      2,962,453            --           --      2,962,453
    Other comprehensive income, net of tax
      (Note 2) .................................          --            --             --       777,817           --        777,817
                                                                                                                         -----------
        Comprehensive income ...................                                                                          3,740,270
                                                                                                                         -----------
  Proceeds from issuance of 35,063 shares of
    common stock as a result of stock options
    exercised (Note 14) ........................      35,063       121,919             --            --           --        156,982
  Exchange of 22,158 shares of common
    stock in connection with options exercised .     (22,158)     (163,905)            --            --           --       (186,063)
  Proceeds from issuance of 713,136 shares
    of common stock ............................     713,136     4,275,486             --            --           --      4,988,622
  Tax benefit of nonqualified stock options
    exercised ..................................          --        60,332             --            --           --         60,332
                                                  ----------------------------------------------------------------------------------
Balance, June 30, 2002 .........................   3,051,607    16,442,591     12,654,202     1,283,739     (854,536)    32,577,603
  Comprehensive income:
   Net income ..................................          --            --      3,196,544            --           --      3,196,544
   Other comprehensive income, net of tax
     (Note 2) ..................................          --            --             --       860,315           --        860,315
                                                                                                                        ------------
        Comprehensive income ...................                                                                          4,056,859
                                                                                                                        ------------
  Cash dividends declared, $0.03 per share .....          --            --       (138,146)           --           --       (138,146)
  Proceeds from issuance of 36,405 shares of
    common stock as a result of stock options
    exercised (Note 14) ........................      36,405       128,269             --            --           --        164,674
  Exchange of 16,203 shares of common stock
    in connection with options exercised .......     (16,203)     (146,107)            --            --           --       (162,310)
  Tax benefit of nonqualified stock options
    exercised ..................................          --        87,922             --            --           --         87,922
                                                  ----------------------------------------------------------------------------------
Balance, December 31, 2002 .....................   3,071,809    16,512,675     15,712,600     2,144,054     (854,536)    36,586,602
  Comprehensive income:
    Net income .................................          --            --      5,460,927            --           --      5,460,927
    Other comprehensive income, net of tax
      (Note 2) .................................          --            --             --      (341,390)          --       (341,390)
                                                                                                                        ------------
        Comprehensive income ...................                                                                          5,119,537
                                                                                                                        ------------
  Cash dividends declared, $0.07 per share .....          --            --       (306,778)           --           --       (306,778)
  Proceeds from issuance of 10,278 shares of
    common stock as a result of stock purchased
    under the Employee Stock Purchase Plan
    (Note 14) ..................................      10,278       101,209             --            --           --        111,487
  Proceeds from issuance of 75,537 shares of
    common stock as a result of stock options
    exercised (Note 14) ........................      75,537       300,941             --            --           --        376,478
  Exchange of 24,872 shares of common stock in
    connection with options exercised ..........     (24,872)     (314,590)            --            --           --       (339,462)
  Tax benefit of nonqualified stock options
    exercised ..................................          --       274,871             --            --           --        274,871
                                                  ----------------------------------------------------------------------------------
Balance, December 31, 2003 .....................   3,132,752    16,875,106     20,866,749     1,802,664     (854,536)    41,822,735
  Comprehensive income:
    Net income .................................         --             --      5,216,672            --           --      5,216,672
    Other comprehensive income, net of tax
      (Note 2) ................................          --             --             --    (1,133,293)          --     (1,133,293)
                                                                                                                         -----------
        Comprehensive income ..................                                                                           4,083,379
                                                                                                                         -----------

                                   (Continued)

QCR Holdings, Inc.
and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity (Continued) Years Ended December 31, 2004 and 2003, Six Months Ended
  December 31, 2002 and Year Ended June 30, 2002

                                                                                             Accumulated
                                                               Additional                      Other
                                                    Common       Paid-In       Retained     Comprehensive   Treasury
                                                     Stock       Capital       Earnings     Income (Loss)    Stock         Total
------------------------------------------------------------------------------------------------------------------------------------
  Retirement of 90,219 treasury shares,
    April 30, 2004 ............................     (60,146)      (341,028)      (453,362)           --      854,536             --
  3:2 common stock split, May 28, 2004 ........   1,401,781     (1,401,781)        (2,549)           --           --         (2,549)
  Proceeds from issuance of 250,506 shares of
    common stock ..............................     250,506      4,537,713             --            --           --      4,788,219
  Cash dividends declared, $0.08 per share ....          --             --       (348,844)           --           --       (348,844)
  Proceeds from issuance of 9,057 shares of
    common stock as a result of stock purchased
    under the Employee Stock Purchase Plan
    (Note 14) .................................       9,057        127,653             --            --           --        136,710
  Proceeds from issuance of 38,604 shares of
    common stock as a result of stock options
    exercised (Note 14) .......................      38,604        206,636             --            --           --        245,240
  Exchange of 7,062 shares of common stock in
    connection with options exercised .........      (7,062)      (134,276)            --            --           --       (141,338)
  Tax benefit of nonqualified stock options
    exercised .................................          --        190,248             --            --           --        190,248
                                                 ---------------------------------------------------------------------- ------------
Balance, December 31, 2004 ....................  $4,765,492    $20,060,271    $25,278,666    $  669,371    $      --    $50,773,800
                                                 ===================================================================================

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows

                                                                                                  Six Months
                                                                  Year Ended December 31,           Ended           Year Ended
                                                              ------------------------------     December 31,        June 30,
                                                                    2004             2003            2002             2002
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income ..............................................   $   5,216,672    $   5,460,927    $   3,196,544    $   2,962,453
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation ..........................................       1,475,453        1,072,943          497,460          923,747
    Provision for loan losses .............................       1,372,208        3,405,427        2,183,745        2,264,965
    Deferred income taxes .................................        (185,676)        (674,681)        (403,312)        (634,045)
    Amortization of offering costs on junior subordinated
      debentures ..........................................          17,933           29,506           14,753           29,506
    Loss on redemption of junior subordinated debentures ..         747,490               --               --               --
    Amortization of premiums on securities, net ...........         983,256          788,263          148,782          162,642
    Investment securities losses (gains), net .............          45,428               (5)         (61,514)          (6,433)
    Loans originated for sale .............................     (83,176,326)    (245,414,955)    (136,646,900)    (146,973,634)
    Proceeds on sales of loans ............................      84,617,339      268,983,441      123,319,054      146,290,546
    Net gains on sales of loans ...........................      (1,149,791)      (3,667,513)      (1,864,813)      (1,991,437)
    Net losses on sales of premises and equipment .........           1,048           50,446               --               --
    Gain on sale of merchant credit card portfolio ........              --               --       (3,460,137)              --
    Tax benefit of nonqualified stock options exercised ...         190,248          274,871           87,922           60,332
    Increase in accrued interest receivable ...............        (426,654)        (424,862)         (95,254)        (262,814)
    (Increase) decrease in other assets ...................      (3,461,144)       2,075,198       (2,193,369)        (283,790)
    Increase (decrease) in other liabilities ..............       1,146,173       (1,722,249)       2,386,668          970,602
                                                              ----------------------------------------------------------------
        Net cash provided by (used in) operating activities       7,413,657       30,236,757      (12,890,371)       3,512,640
                                                              ----------------------------------------------------------------

Cash Flows from Investing Activities:
  Net decrease (increase) in federal funds sold ...........       1,140,000       10,365,000      (13,635,000)       7,015,000
  Net decrease (increase) in interest-bearing deposits at
    financial institutions ................................       6,568,529        4,159,703          501,664       (1,568,962)
  Activity in securities portfolio:
    Purchases .............................................     (86,743,594)     (91,746,856)     (14,778,519)     (30,034,923)
    Calls and maturities ..................................      53,006,001       39,195,000        7,335,000        9,702,500
    Paydowns ..............................................       1,754,343        4,025,159        1,166,490        1,789,042
    Sales of securities available for sale ................       8,428,590               --        2,141,382          101,285
  Activity in bank-owned life insurance:
    Purchases .............................................     (12,221,428)         (66,312)        (195,000)        (401,087)
    Increase in cash value ................................        (627,775)        (190,873)          (9,388)        (115,888)
  Proceeds from sale of merchant credit card portfolio ....              --               --        3,500,000               --
  Net loans originated and held for investment ............    (128,849,187)     (94,278,016)     (45,365,509)    (100,456,216)
  Purchase of premises and equipment ......................      (7,611,586)      (4,152,033)        (515,241)      (1,471,625)
  Proceeds from sales of premises and equipment ...........          63,027          224,654               --               --
                                                              ----------------------------------------------------------------
        Net cash used in investing activities .............   $(165,093,080)   $(132,464,574)   $ (59,854,121)   $(115,440,874)
                                                              ----------------------------------------------------------------

                                                            (Continued)

QCR Holdings, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

                                                                                                    Six Months
                                                                      Year Ended December 31,          Ended          Year Ended
                                                                  -----------------------------     December 31,       June 30,
                                                                       2004             2003            2002             2002
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Net increase in deposit accounts ...........................   $  76,363,820    $  76,904,240    $  58,430,314    $  74,162,085
  Net increase (decrease) in short-term borrowings ...........      53,161,377       18,747,355       (1,766,263)       6,286,167
  Activity in Federal Home Loan Bank advances:
    Advances .................................................      35,500,000       12,550,000       29,000,000       25,000,000
    Payments .................................................     (19,710,471)     (11,305,972)      (6,426,003)      (2,298,436)
  Net (decrease) increase in other borrowings ................      (4,000,000)       5,000,000               --        5,000,000
  Proceeds from issuance of junior subordinated debentures ...      20,620,000               --               --               --
  Redemption of junior subordinated debentures ...............     (12,000,000)              --               --               --
  Payment of cash dividends ..................................        (336,816)        (277,086)              --               --
  Payment of fractional shares on 3:2 stock split ............          (2,549)              --               --               --
  Proceeds from issuance of common stock, net ................       5,028,831          148,503            2,364        4,959,541
                                                                 ----------------------------------------------------------------
        Net cash provided by financing activities ............     154,624,192      101,767,040       79,240,412      113,109,357
                                                                 ----------------------------------------------------------------

        Net increase (decrease) in cash and due from banks ...      (3,055,231)        (460,777)       6,495,920        1,181,123

Cash and due from banks:
  Beginning ..................................................      24,427,573       24,888,350       18,392,430       17,211,307
                                                                 ----------------------------------------------------------------
  Ending .....................................................   $  21,372,342    $  24,427,573    $  24,888,350    $  18,392,430
                                                                 ================================================================

Supplemental Disclosures of Cash Flow Information,
  cash payments for:
  Interest ...................................................   $  13,024,698    $  12,516,692    $   6,537,656    $  13,405,861
  Income and franchise taxes .................................       2,566,493        4,904,697        1,112,741        1,363,292

Supplemental Schedule of Noncash Investing Activities:
  Change in accumulated other comprehensive income, unrealized
    (losses) gains on securities available for sale, net .....      (1,133,293)        (341,390)         860,315          777,817
  Exchange of shares of common stock in connection
    with options exercised ...................................        (141,433)        (339,462)        (162,310)        (186,063)
  Transfers of loans to other real estate owned ..............       1,925,320               --               --               --

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

QCR Holdings, Inc. (the Company) is a bank holding company providing bank and bank related services through its subsidiaries, Quad City Bank and Trust Company (Quad City Bank & Trust), Cedar Rapids Bank and Trust Company (Cedar Rapids Bank & Trust), Quad City Bancard, Inc. (Bancard), QCR Holdings Statutory Trust II (Trust II), and QCR Holdings Statutory Trust III (Trust III). Quad City Bank & Trust is a commercial bank that serves the Quad Cities and adjacent communities. During 2004, Quad City Bank & Trust also served Rockford, Illinois and adjacent communities through a temporary branch facility. Effective January 3, 2005, the Company's third bank charter began serving this market (see Note 22). Cedar Rapids Bank & Trust is a commercial bank that serves Cedar Rapids and adjacent communities. Both subsidiary banks are chartered and regulated by the state of Iowa, are insured and subject to regulation by the Federal Deposit Insurance Corporation, and are members of and regulated by the Federal Reserve System. Bancard is an entity formed in April 1995 to conduct the Company's credit card operation and is regulated by the Federal Reserve System. In February 2004, Trust II and Trust III were formed for the purpose of issuing $12,000,000 of fixed/floating rate trust preferred securities and $8,000,000 of floating rate trust preferred securities, respectively. QCR Holdings Capital Trust I was capitalized in June 1999 for the purpose of issuing $12,000,000 of 9.2% cumulative trust preferred securities and was liquidated on June 30, 2004 with the Company's redemption of its junior subordinated debentures.

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

Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries, except Trust I, Trust II, and Trust III, which do not meet the criteria for consolidation. All material intercompany accounts and transactions have been eliminated in consolidation.

Presentation of cash flows: For purposes of reporting cash flows, cash and due from banks include cash on hand and non-interest bearing amounts due from banks. Cash flows from federal funds sold, interest bearing deposits at financial institutions, loans, deposits, and short-term borrowings are treated as net increases or decreases.

Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $9,700,000 and $12,216,000 as of December 31, 2004 and 2003, respectively.

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

Loans are considered impaired when, based on current information and events, it is probable the Company and the bank involved will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to an impaired loan is computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The Company and the subsidiary banks recognize interest income on impaired loans on a cash basis.

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

Foreclosed assets: Assets acquired through, or in lieu of, loan foreclosures, which are included in other assets on the consolidated balance sheets are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.

Stock-based compensation plans: At December 31, 2004, the Company has three stock-based employee compensation plans, which are described more fully in Note
14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based employee compensation.

                                                                              Six Months
                                              Year Ended December 31,           Ended          Year Ended
                                          ------------------------------      December 31,      June 30,
                                                2004             2003            2002             2002
                                          ----------------------------------------------------------------
Net income, as reported ...............   $   5,216,672    $   5,460,927    $   3,196,544    $   2,962,453
Deduct total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects ..        (132,297)         (96,447)         (39,503)         (90,182)
                                          ----------------------------------------------------------------
        Net income ....................   $   5,084,375    $   5,364,480    $   3,157,041    $   2,872,271
                                          ================================================================

Earnings per share:
  Basic:
    As reported .......................   $        1.23    $        1.31    $        0.77    $        0.74
    Pro forma .........................            1.20             1.29             0.77             0.71
  Diluted:
    As reported .......................            1.20             1.28             0.76             0.72
    Pro forma .........................            1.18             1.26             0.75             0.70

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions for grants during the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002: dividend rate of 0.38% to 0.58% for the years ended December 31, 2004 and 2003, 0.59% for the six months ended December 31, 2002, and 0% for the year ended June 30, 2002; risk-free interest rates based upon current rates at the date of grant (3.68% to 5.68% for stock options and 0.82% to 1.59% for the employee stock purchase plan); expected lives of 10 years for stock options and 3 months to 6 months for the employee stock purchase plan; and expected price volatility of 23.54% to 27.18%.

In December 2004, FASB published Statement No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)") FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options and shares under employee stock purchase plans, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Statement is effective at the beginning of the Company's third quarter in 2005.

As of the effective date, the Company will have the option of applying the Statement using a modified prospective application or a modified retrospective application. Under the prospective method compensation cost would be recognized for (1) all awards granted after the required effective date and for awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123. Under the retrospective application method compensation cost would be recognized as in (1) above and (2) for prior periods would be restated consistent with the pro forma disclosures required for those periods by SFAS
123. The Company has not yet made a decision on which method of application it will elect.

The impact of this Statement on the Company after the effective date and beyond will depend upon various factors, among them being the future compensation strategy. The SFAS 123 pro forma compensation costs presented above have been calculated using a Black-Scholes option-pricing model and may not be indicative of amounts which should be expected in future periods.

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

Trust assets: Trust assets held by Quad City Bank & Trust and Cedar Rapids Bank & Trust in a fiduciary, agency, or custodial capacity for their customers, other than cash on deposit at the subsidiary banks, are not included in the accompanying consolidated financial statements since such items are not assets of the subsidiary banks.

Earnings per common share: Basic earnings per share is computed by dividing net income by the weighted average number of common stock shares outstanding for the respective period. Diluted earnings per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period.

Common stock split: On May 28, 2004, the Company issued additional shares necessary to effect a 3 for 2 common stock split which was in the form of a 50% stock dividend. All share and per share data has been retroactively adjusted to reflect the split.

Change in year-end: In August 2002, the Company changed its fiscal year-end from June 30th to December 31st. The change in year-end resulted in a short fiscal year covering the six-month transition period from July 1, 2002 to December 31, 2002. References to the transition period and fiscal 2002 throughout these consolidated financial statements are for the six months ended December 31, 2002 and the year ended June 30, 2002, respectively.

In connection with the Company's change in fiscal year, presented below is the financial data for comparable twelve month and six month periods:

                                             Twelve Months Ended               Six Months Ended
                                                December 31,                      December 31,
                                 ----------------------------------------  -------------------------
                                                              (Unaudited)                (Unaudited)
                                    2004           2003          2002          2002         2001
                                 -------------------------------------------------------------------
Total interest income ........   $38,016,840   $33,378,261   $30,794,010   $16,119,673   $13,845,800
Total interest expense .......    13,324,768    11,949,577    12,719,892     6,483,263     6,633,525
                                 -------------------------------------------------------------------
        Net interest income ..    24,692,072    21,428,684    18,074,118     9,636,410     7,212,275
Provision for loan losses ....     1,372,208     3,405,427     3,408,845     2,183,745     1,039,865
Noninterest income ...........     8,681,441    11,167,609    12,714,140     8,839,721     4,040,240
Noninterest expenses .........    24,280,851    21,035,252    20,190,565    11,413,051     8,244,914
                                 -------------------------------------------------------------------
        Net income before
        income taxes .........     7,720,454     8,155,614     7,188,848     4,879,335     1,967,736
Federal and state income taxes     2,503,782     2,694,687     2,367,461     1,682,791       630,126
                                 -------------------------------------------------------------------
        Net income ...........   $ 5,216,672   $ 5,460,927   $ 4,821,387   $ 3,196,544   $ 1,337,610
                                 ===================================================================
Earnings per common share:*
  Basic ......................   $      1.23   $      1.31   $      1.17   $      0.77   $      0.34
  Diluted ....................          1.20          1.28          1.14          0.76          0.33

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

Other comprehensive income (loss) for the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002 is comprised as follows:

                                                                                                Tax
                                                                                Before        Expense          Net
                                                                                 Tax         (Benefit)        of Tax
                                                                             -----------------------------------------
Year ended December 31, 2004:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding (losses) arising during the period ................   $(1,853,560)   $  (691,794)   $(1,161,766)
    Less reclassification adjustment for (losses)
      included in net income .............................................       (45,428)       (16,955)       (28,473)
                                                                             -----------------------------------------
        Other comprehensive (loss) .......................................   $(1,808,132)   $  (674,839)   $(1,133,293)
                                                                             =========================================
Year ended December 31, 2003:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding (losses) arising during the period ................   $  (549,473)   $  (208,086)   $  (341,387)
    Less reclassification adjustment for gains
      included in net income .............................................             5              2              3
                                                                             -----------------------------------------
        Other comprehensive (loss) .......................................   $  (549,478)   $  (208,088)   $  (341,390)
                                                                             =========================================
Six months ended December 31, 2002:
  Unrealized gains on securities available for sale:
    Unrealized holding gains arising during the period ...................   $ 1,436,098    $   537,283    $   898,815
    Less reclassification adjustment for gains
      included in net income .............................................        61,514         23,014         38,500
                                                                             -----------------------------------------
        Other comprehensive income .......................................   $ 1,374,584    $   514,269    $   860,315
                                                                             =========================================
Year ended June 30, 2002:
  Unrealized gains on securities available for sale:
    Unrealized holding gains arising during the year .....................   $ 1,241,584    $   459,716    $   781,868
    Less reclassification adjustment for gains
      included in net income .............................................         6,433          2,382          4,051
                                                                             -----------------------------------------
        Other comprehensive income .......................................   $ 1,235,151    $   457,334    $   777,817
                                                                             =========================================

Note 3.  Investment Securities

The amortized cost and fair value of investment securities as of December 31, 2004 and 2003 are summarized as follows:

                                                                     Gross             Gross
                                    Amortized      Unrealized      Unrealized          Fair
                                       Cost          Gains          (Losses)           Value
                                 ---------------------------------------------------------------
December 31, 2004:
  Securities held to maturity:
    Foreign bonds ............   $     100,000   $       8,254    $          --    $     108,254
                                 ===============================================================
Securities available for sale:
  U.S. Treasury securities ...   $     100,214   $          --    $      (1,025)   $      99,189
  U.S. agency securities .....     114,648,596         367,536         (392,337)     114,623,795
  Mortgage-backed securities .       3,863,733          20,297          (18,636)       3,865,394
  Municipal securities .......      15,922,863         653,714         (131,371)      16,445,206
  Corporate securities .......       6,704,267         230,427           (9,409)       6,925,285
  Trust preferred securities .       1,148,988          93,814               --        1,242,802
  Other securities ...........       5,995,056         264,450             (291)       6,259,215
                                 ---------------------------------------------------------------
                                 $ 148,383,717   $   1,630,238    $    (553,069)   $ 149,460,886
                                 ===============================================================
December 31, 2003:
  Securities held to maturity:
    Municipal securities .....   $     250,116   $       3,856    $          --    $     253,972
    Foreign bonds ............         150,000          12,779               --          162,779
                                 ---------------------------------------------------------------
                                 $     400,116   $      16,635    $          --    $     416,751
                                 ===============================================================
Securities available for sale:
  U.S. Treasury securities ...   $   1,001,823   $       3,028    $          --    $   1,004,851
  U.S. agency securities .....      86,732,152       1,104,501          (63,574)      87,773,079
  Mortgage-backed securities .       5,656,092          67,078           (8,438)       5,714,732
  Municipal securities .......      15,663,699       1,017,795             (884)      16,680,610
  Corporate securities .......       9,466,395         491,943           (3,782)       9,954,556
  Trust preferred securities .       1,349,800         105,009               --        1,454,809
  Other securities ...........       5,687,664         173,612             (987)       5,860,289
                                 ---------------------------------------------------------------
                                 $ 125,557,625   $   2,962,966    $     (77,665)   $ 128,442,926
                                 ===============================================================

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2004 and 2003, are summarized as follows:

                                       Less than 12 Months              12 Months or More                    Total
                                   ----------------------------    ----------------------------    ----------------------------
                                                      Gross                           Gross                           Gross
                                       Fair         Unrealized         Fair         Unrealized         Fair         Unrealized
                                       Value          Losses           Value          Losses           Value          Losses
                                   --------------------------------------------------------------------------------------------
December 31, 2004:
  Securities available for sale:
    U.S. Treasury securities ...   $     99,189    $     (1,025)   $         --    $         --    $     99,189    $     (1,025)
    U.S. agency securities .....     63,045,833        (387,973)      1,006,851          (4,364)     64,052,684        (392,337)
    Mortgage-backed securities .      2,739,543         (18,636)             --              --       2,739,543         (18,636)
    Municipal securities .......      2,900,358        (128,622)        238,914          (2,749)      3,139,272        (131,371)
    Corporate securities .......      1,276,752          (5,915)        256,705          (3,494)      1,533,457          (9,409)
    Other securities ...........             --              --             283            (291)            283            (291)
                                   --------------------------------------------------------------------------------------------
                                   $ 70,061,675    $   (542,171)   $  1,502,753    $    (10,898)   $ 71,564,428    $   (553,069)
                                   ============================================================================================

December 31, 2003:
  Securities available for sale:
    U.S. agency securities .....   $ 29,629,310    $    (63,574)   $         --    $         --    $ 29,629,310    $    (63,574)
    Mortgage-backed securities .      2,919,512          (8,438)             --              --       2,919,512          (8,438)
    Municipal securities .......        246,727            (884)             --              --         246,727            (884)
    Corporate securities .......      1,058,945          (3,782)             --              --       1,058,945          (3,782)
    Other securities ...........             --              --          24,927            (987)         24,927            (987)
                                   --------------------------------------------------------------------------------------------
                                   $ 33,854,494    $    (76,678)   $     24,927    $       (987)   $ 33,879,421    $    (77,665)
                                   ============================================================================================

For all of the above investment securities, as of December 31, 2004 and 2003, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary, by the Company.

During the year ended December 31, 2004, all sales of securities were from securities identified as available for sale. There were no sales of securities during the year ended December 31, 2003. All sales of securities during the six months ended December 31, 2002 and the year ended June 30, 2002 were from securities identified as available for sale. Information on proceeds received, as well as the gains and losses from the sale of those securities is as follows:

                                                                     Six Months
                                        Year Ended December 31,        Ended        Year Ended
                                        -----------------------      December 31,    June 30,
                                           2004          2003          2002           2002
                                        ------------------------------------------------------
Proceeds from sales of securities ...   $8,428,590    $      --     $2,141,382     $  101,285
Gross gains from sales of securities        26,188           --         64,026         10,093
Gross losses from sales of securities       71,616           --          2,512          3,660

The amortized cost and fair value of securities as of December 31, 2004 by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.

                                                     Amortized
                                                        Cost         Fair Value
                                                   -----------------------------
Securities held to maturity:
  Due after one year through five years ......     $     50,000     $     51,871
  Due after five years .......................           50,000           56,383
                                                   -----------------------------
                                                   $    100,000     $    108,254
                                                   =============================

Securities available for sale:
  Due in one year or less ....................     $ 16,675,622     $ 16,746,984
  Due after one year through five years ......      106,373,711      106,729,640
  Due after five years .......................       15,475,595       15,859,653
                                                   -----------------------------
                                                    138,524,928      139,336,277
  Mortgage-backed securities .................        3,863,733        3,865,394
  Other securities ...........................        5,995,056        6,259,215
                                                   -----------------------------
                                                   $148,383,717     $149,460,886
                                                   =============================

As of December 31, 2004 and 2003, investment securities with a carrying value of $117,144,212 and $83,068,190, respectively, were pledged on securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Note 4.  Loans Receivable

The composition of the loan portfolio as of December 31, 2004 and 2003 is presented as follows:

                                                              2004             2003
                                                         ------------------------------
Commercial and commercial real estate ................   $ 532,517,321    $ 435,345,514
Real estate loans held for sale - residential mortgage       3,498,809        3,790,031
Real estate - residential mortgage ...................      52,423,387       29,603,777
Real estate - construction ...........................       3,607,525        2,253,675
Installment and other consumer .......................      55,736,029       50,984,349
                                                         ------------------------------
                                                           647,783,071      521,977,346
Deferred loan origination costs, net .................         567,756          494,065
Less allowance for estimated losses on loans .........      (9,261,991)      (8,643,012)
                                                         ------------------------------
                                                         $ 639,088,836    $ 513,828,399
                                                         ==============================

Loans on nonaccrual status amounted to $7,607,977 and $4,204,078 as of December 31, 2004 and 2003, respectively. Interest income in the amount of $490,866, $468,758, $311,519, and $156,478 for the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002, respectively, would have been earned on the nonaccrual loans had they been performing in accordance with their original terms. Cash interest collected on nonaccrual loans was $230,810, $262,819, $69,503, and $122,303 for the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002, respectively.

Changes in the allowance for estimated losses on loans for the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002 are presented as follows:

                                                                              Six Months
                                                Year Ended December 31,         Ended        Year Ended
                                               --------------------------    December 31,     June 30,
                                                   2004           2003           2002           2002
                                               --------------------------------------------------------
Balance, beginning .........................   $ 8,643,012    $ 6,878,953    $ 6,111,454    $ 4,248,182
  Provisions charged to expense ............     1,372,208      3,405,427      2,183,745      2,264,965
  Loans charged off ........................      (964,708)    (2,075,406)    (1,454,192)      (641,156)
  Recoveries on loans previously charged off       211,479        434,038         37,946        239,463
                                               --------------------------------------------------------
Balance, ending ............................   $ 9,261,991    $ 8,643,012    $ 6,878,953    $ 6,111,454
                                               ========================================================

Loans considered to be impaired as of December 31, 2004 and 2003 are as follows:

                                                              2004        2003
                                                          ----------------------

Impaired loans for which an allowance has been provided   $   92,653  $3,355,017
                                                          ======================

Allowance provided for impaired loans, included in
  the allowance for loan losses .......................   $   90,153  $  539,105
                                                          ======================

Impaired loans for which no allowance has been provided   $   96,944  $  932,064
                                                          ======================

Impaired   loans  for  which  no  allowance  has  been  provided  have  adequate collateral, based on management's current estimates.

The average recorded investment in impaired loans during the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002 was $3,485,989, $5,213,072, $5,795,054, and $1,157,939,
respectively. Interest income on impaired loans of $56,532, $205,366, $123,882, and $42,414 was recognized for cash payments received for the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002, respectively.

Loans past due 90 days or more and still accruing interest totaled $1,132,574 and $755,757 as of December 31, 2004 and 2003, respectively.

Loans are made in the normal course of business to directors, officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate amount of these loans during the years ended December 31, 2004 and 2003 and six months ended December 31, 2002 was as follows:

                                                                                    Six Months
                                                       Year Ended December 31,         Ended
                                                    ----------------------------    December 31,
                                                        2004             2003           2002
                                                    --------------------------------------------
Balance, beginning ..............................   $ 23,925,005    $ 23,267,366    $ 22,806,789
  Net (decrease) due to change in related parties             --            (359)             --
  Advances ......................................      6,414,002      10,589,823       1,876,950
  Repayments ....................................    (12,805,461)     (9,931,825)     (1,416,373)
                                                    --------------------------------------------
Balance, ending .................................   $ 17,533,546    $ 23,925,005    $ 23,267,366
                                                    ============================================

Note 5.  Premises and Equipment

The following summarizes the components of premises and equipment as of December 31, 2004 and 2003:

                                                       2004              2003
                                                   -----------------------------

Land .......................................       $ 2,945,414       $ 1,639,080
Buildings ..................................        12,052,192         7,711,335
Furniture and equipment ....................         9,566,067         8,023,725
                                                   -----------------------------
                                                    24,563,673        17,374,140
Less accumulated depreciation ..............         6,463,083         5,345,608
                                                   -----------------------------
                                                   $18,100,590       $12,028,532
                                                   =============================

Certain facilities are leased under operating leases. Rental expense was $866,581, $837,271, $430,576, and $795,768 for the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002, respectively.

Future minimum rental commitments under noncancelable leases are as follows as of December 31, 2004:

Year ending December 31:
2005                                                                   $ 663,099
2006                                                                     626,632
2007                                                                     305,265
2008                                                                     256,851
2009                                                                     259,083
Thereafter                                                               823,087
                                                                     -----------
                                                                     $ 2,934,017
                                                                     ===========

Note 6.  Deposits

The  aggregate   amount  of  certificates  of  deposit,   each  with  a  minimum
denomination of $100,000,  was  $165,685,917  and $73,799,534 as of December 31,
2004 and 2003, respectively.

As of December 31, 2004, the scheduled maturities of certificates of deposit were as follows:

Year ending December 31:
2005                                                               $ 213,068,383
2006                                                                  54,583,227
2007                                                                  14,144,310
2008                                                                   1,821,993
2009                                                                   9,613,388
                                                                   -------------
                                                                   $ 293,231,301
                                                                   =============

Note 7.  Short-Term Borrowings

Short-term borrowings as of December 31, 2004 and 2003 are summarized as follows:

                                                         2004            2003
                                                     ---------------------------

Overnight repurchase agreements with customers ...   $ 47,551,178   $ 34,699,801
Federal funds purchased ..........................     57,220,000     16,910,000
                                                     ---------------------------
                                                     $104,771,178   $ 51,609,801
                                                     ===========================

Information concerning repurchase agreements is summarized as follows as of December 31, 2004 and 2003:

                                                                2004          2003
                                                            --------------------------
Average daily balance during the period .................   $43,148,089    $36,270,809
Average daily interest rate during the period ...........         0.88%          0.82%
Maximum month-end balance during the period .............   $48,354,535    $38,341,650
Weighted average rate as of end of period ...............         0.75%          0.82%

Securities underlying the agreements as of end of period:
  Carrying value ........................................   $86,843,644    $72,393,780
  Fair value ............................................    86,843,644     72,393,780

The  securities  underlying the agreements as of December 31, 2004 and 2003 were
under  the  Company's   control  in   safekeeping   at   third-party   financial
institutions.

Information concerning federal funds purchased is summarized as follows as of December 31, 2004 and 2003:

                                                          2004           2003
                                                      --------------------------

Average daily balance during the period ...........   $65,298,766    $ 3,461,176
Average daily interest rate during the period .....        1.76%          1.20%
Maximum month-end balance during the period .......   $95,775,000    $16,910,000
Weighted average rate as of end of period .........         1.57%          1.09%

Note 8.  Federal Home Loan Bank Advances

The  subsidiary  banks are members of the  Federal  Home Loan Bank of Des Moines
(FHLB). As of December 31, 2004 and 2003, the subsidiary banks held $5,586,800 and $4,251,000, respectively, of FHLB stock. Maturity and interest rate information on advances from the FHLB as of December 31, 2004 and 2003 is as follows:

                                                        December 31, 2004
                                                   -----------------------------
                                                                     Weighted
                                                                      Average
                                                                   Interest Rate
                                                    Amount Due      at Year-End
                                                   -----------------------------
Maturity:
  Year ending December 31:
    2005                                           $ 7,500,000         2.61%
    2006                                            18,410,000         2.96
    2007                                            16,200,000         3.58
    2008                                            15,100,000         3.60
    2009                                            11,700,000         3.95
    Thereafter                                      23,111,877         4.65
                                                  ------------
        Total FHLB advances                       $ 92,021,877         3.69
                                                  ============

Of the advances maturing after December 31, 2004, $19,000,000 have options which allow the subsidiary banks the right, but not the obligation, to "put" the advances back to the FHLB.

                                                        December 31, 2003
                                                  ------------------------------
                                                                     Weighted
                                                                      Average
                                                                   Interest Rate
                                                   Amount Due       at Year-End
                                                  ------------------------------
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
                                                  ============

Advances are collateralized by securities, with a carrying value of $6,112,175 and $3,196,119 as of December 31, 2004 and 2003, respectively. Advances as of December 31, 2004 and 2003 are also collateralized by 1-to-4 unit residential, home equity 2nd mortgages, commercial real estate, home equity lines of credit, and business loans equal to 135%, 175%, 175%, 200%, and 250%, respectively, of total outstanding notes. At December 31, 2004, the aggregate total of loans pledged was $225,052,582.

Note 9.  Other Borrowings

As of December 31, 2004, the Company had two unsecured revolving credit notes totaling $15,000,000 in aggregate, replacing a single note for $15,000,000 previously held. The Company had a 364-day revolving note, which matures December 29, 2005, for $10,000,000 and with a balance outstanding of $6,000,000 as of December 31, 2004. The Company also had a 3-year revolving note, which matures December 30, 2007, for $5,000,000 and carried no balance as of December 31, 2004. On January 3, 2005, the 3-year note was fully drawn as partial funding for the capitalization of Rockford Bank and Trust Company (Rockford Bank & Trust) (see Note 22). For both notes, interest is payable monthly at the Federal Funds rate plus 1% per annum, as defined in the credit note agreements. As of December 31, 2004, the interest rate on the 364-day note was 3.23%.

The revolving credit note agreements contain certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios.

As of December 31, 2003, the Company had a $15,000,000 unsecured revolving credit note. The note, which matured July 21, 2004 and had been renewed and existed until December 28, 2004, had a balance outstanding of $10,000,000 as of December 31, 2003. Interest was payable monthly at the Federal Funds rate plus 1% per annum, as defined in the credit note agreement. As of December 31, 2003, the interest rate was 1.97%.

Unused lines of credit of the subsidiary banks as of December 31, 2004 and 2003 are summarized as follows:

                                                          2004           2003
                                                       -------------------------

Secured .........................................      $13,000,000   $ 4,000,000
Unsecured .......................................       86,500,000    37,000,000
                                                       -------------------------
                                                       $99,500,000   $41,000,000
                                                       =========================

Note 10. Junior Subordinated Debentures

In June 1999, the Company issued 1,200,000 shares of 9.2% cumulative trust preferred securities through a newly formed subsidiary, QCR Holdings Capital Trust I (Trust I), which used the proceeds from the sale of the trust preferred securities to purchase $12,000,000 of junior subordinated debentures of the Company. Trust I was a 100% owned non-consolidated subsidiary of the Company. The debentures bore the same interest rate and terms as the preferred securities. Distributions on the securities were paid quarterly. The capital securities had a maturity date of June 30, 2029 with a call date not earlier than June 30, 2004. At December 31, 2003, these trust preferred securities were $12,000,000.

In February 2004, the Company issued $12,000,000 of fixed/floating rate trust preferred securities (fixed at a rate of 6.93% for 7 years and floating rate for 23 years) and $8,000,000 of floating rate trust preferred securities through two newly formed subsidiaries, Trust II and Trust III, respectively. Trust II and Trust III are each 100% owned non-consolidated subsidiaries of the Company. Trust II and Trust III each used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $12,372,000 and $8,248,000, respectively. The debentures bear the same 30-year terms, interest rates, and quarterly distribution schedules as the preferred securities. The Company incurred issuance costs of $410,000, which are being amortized over the lives of the securities. At December 31, 2004, these trust preferred securities are $20,000,000 in aggregate, and the $8,000,000 in floating rate securities carry an interest rate of 4.825%.

On June 30, 2004, the Company redeemed the $12,000,000 of 9.2% cumulative trust preferred securities issued by Trust I in 1999. As a result of the redemption, the Company recognized a loss of $747,490. The loss resulted from the one-time write-off of unamortized costs related to the original issuance of the securities in 1999.

The current debentures were included on the balance sheet as liabilities; however, for regulatory purposes, approximately $16,702,000 and $12,000,000 were allowed in the calculation of Tier I capital at December 31, 2004 and 2003, respectively, with the remainder allowed as Tier II capital. The required deconsolidation of trust preferred subsidiaries, such as Trust II and Trust III, under FIN 46R, calls into question the permissibility of including these securities in regulatory capital in the future. In February 2004, the Federal Reserve provided confirmation to the Company for their treatment of the new issuances as Tier 1 capital for regulatory capital purposes, subject to current established limitations.

Note 11. Sale of Merchant Credit Card Portfolio

On October 22, 2002, the Company announced Bancard's sale of its ISO-related merchant credit card operations to iPayment, Inc. for the price of $3,500,000. After contractual compensation and severance payments, transaction expenses, and income taxes, the transaction resulted in a gain of approximately $1,300,000 or $0.31 per share. Also included in the sale were all of the merchant credit card processing relationships owned by Allied Merchant Services, Inc., which was a wholly-owned subsidiary of Bancard that was liquidated in December 2003. Bancard continues to provide credit card processing for its local merchants and cardholders of the subsidiary banks and agent banks. As anticipated, the Company's termination of ISO-related merchant credit card processing has reduced Bancard's earnings. However, the Company believes that Bancard will continue to be profitable with its narrowed business focus of continuing to provide credit card processing for merchants and cardholders of the Company's subsidiary banks and agent banks.

Note 12. Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002:

                                                     Six Months
                      Year Ended December 31,          Ended         Year Ended
                    ---------------------------     December 31,      June 30,
                        2004            2003           2002             2002
                    -----------------------------------------------------------

Current ........    $ 2,689,458     $ 3,369,368     $ 2,086,103     $ 1,948,841
Deferred .......       (185,676)       (674,681)       (403,312)       (634,045)
                    -----------------------------------------------------------
                    $ 2,503,782     $ 2,694,687     $ 1,682,791     $ 1,314,796
                    ===========================================================

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002:

                               Year Ended               Year Ended             Six Months Ended             Year Ended
                               December 31,            December 31,               December 31,               June 30,
                          -----------------------  -----------------------  -----------------------  -----------------------
                                    2004                      2003                    2002                     2002
                          -----------------------  -----------------------  -----------------------  -----------------------
                                            % of                     % of                     % of                     % of
                                           Pretax                   Pretax                   Pretax                   Pretax
                             Amount        Income     Amount        Income     Amount        Income     Amount        Income
                          --------------------------------------------------------------------------------------------------
Computed "expected"
  tax expense .........   $ 2,702,159       35.0%  $ 2,854,465       35.0%  $ 1,707,767       35.0%  $ 1,497,037       35.0%
Effect of graduated
  tax rates interest ..       (77,205)      (1.0)      (81,556)      (1.0)      (48,793)      (1.0)      (42,772)      (1.0)
Tax exempt income, net       (220,560)      (2.9)     (212,105)      (2.6)     (105,270)      (2.2)     (196,870)      (4.6)
Bank-owned life
  insurance ...........      (212,060)      (2.7)      (62,390)      (0.8)          846        0.1       (44,084)      (1.0)
State income taxes, net
  of federal benefit ..       303,735        3.9       226,446        2.8       161,761        3.3       166,812        3.9
Other .................         7,713        0.1       (30,173)      (0.4)      (33,520)      (0.7)      (65,327)      (1.6)
                          --------------------------------------------------------------------------------------------------
                          $ 2,503,782       32.4%  $ 2,694,687       33.0%  $ 1,682,791       34.5%  $ 1,314,796       30.7%
                          ==================================================================================================

The net deferred tax assets included with other assets on the consolidated balance sheets consisted of the following as of December 31, 2004 and 2003:

                                                            2004         2003
                                                         -----------------------
Deferred tax assets:
  Compensation ........................................  $1,291,563   $1,058,111
  Loan and credit card losses .........................   3,309,991    3,038,140
  Other ...............................................     116,997       70,609
                                                         -----------------------
                                                          4,718,551    4,166,860
                                                         -----------------------
Deferred tax liabilities:
  Net unrealized gains on securities available for sale     407,798    1,082,637
  Premises and equipment ..............................   1,052,783      736,021
  Investment accretion ................................      37,260       36,226
  Deferred loan origination fees, net .................     223,339      198,945
  Other ...............................................     117,083       93,258
                                                         -----------------------
                                                          1,838,263    2,147,087
                                                         -----------------------
        Net deferred tax asset ........................  $2,880,288   $2,019,773
                                                         =======================

The change in deferred income taxes was reflected in the consolidated financial statements as follows for the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002:

                                                                     Six Months
                                          Year Ended December 31,      Ended      Year Ended
                                          -----------------------   December 31,   June 30,
                                             2004         2003         2002          2002
                                          --------------------------------------------------
Provision for income taxes ............   $(185,676)   $(674,681)   $(403,312)    $(634,045)
Statement of stockholders' equity-
  accumulated other comprehensive
  income, unrealized gains (losses)
  on securities available for sale, net    (674,839)    (208,088)     514,269       457,334
                                          -------------------------------------------------
                                          $(860,515)   $(882,769)   $ 110,957     $(176,711)
                                          =================================================

Note 13. Employee Benefit Plans

The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee's compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. Company contributions for the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002 were as follows:

                                                            Six Months
                                   Year Ended December 31,     Ended      Year Ended
                                   -----------------------  December 31,   June 30,
                                      2004        2003         2002          2002
                                    ------------------------------------------------
Matching contribution ..........    $415,582    $377,854     $179,930      $318,457
Discretionary contribution .....      89,000      90,000       60,500        49,000
                                    -----------------------------------------------
                                    $504,582    $467,854     $240,430      $367,457
                                    ===============================================

During the year ended December 31, 2004, the Company also began offering nonqualified supplemental executive retirement plans (SERPs). The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified plans. The Company's contributions for the year ended December 31, 2004 were $134,000. As of December 31, 2004, the aggregate liability relating to the SERPs totals $134,000.

The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company's matching contribution differs by officer and is a maximum of between $7,000 and $20,000 annually. Interest on the deferred amounts is earned at The Wall Street Journal's prime rate subject to a minimum of 4% and a maximum of 12% with such limits differing by officer. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. During the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002 the Company expensed $107,420, $86,275, $41,041, and $67,273, respectively, related to the agreements. As of December 31, 2004 and 2003 the liability related to the agreements totals $627,160 and $459,240, respectively.

The Company has also entered into deferred compensation agreements with certain management officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company's matching contribution differs by officer and is a maximum of either 5% or 6% of officer's compensation. Interest on the deferred amounts is earned at The Wall Street Journal's prime rate plus one percentage point, and has a minimum of 4% and shall not exceed 8%. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. During the year ended December 31, 2004 the Company expensed $21,448 related to the agreements. As of December 31, 2004 the liability related to the agreements totals $62,152.

Note 14. Stock Based Compensation

Stock option and incentive plans:

The Company's Board of Directors and its stockholders adopted in June 1993 the QCR Holdings, Inc. Stock Option Plan (Stock Option Plan). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of incentive stock options or nonqualified stock options granted under the Stock Option Plan. All of the options have been granted under this plan, and on June 30, 2003, the plan expired. The Company's Board of Directors adopted in November 1996 the QCR Holdings, Inc. 1997 Stock Incentive Plan (1997 Stock Incentive Plan). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 1997 Stock Incentive Plan. As of December 31, 2004, there are no remaining options available for grant under this plan. The Company's Board of Directors adopted in January 2004, and the stockholders approved in May 2004, the QCR Holdings, Inc. 2004 Stock Incentive Plan (2004 Stock Incentive Plan). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 2004 Stock Incentive Plan. As of December 31, 2004, there are 203,604 remaining options available for grant under this plan. The Stock Option Plan, the 1997 Stock Incentive Plan, and the 2004 Stock Incentive Plan (stock option plans) are administered by the Executive Committee appointed by the Board of Directors (Committee).

The number and exercise price of options granted under the stock option plans is determined by the Committee at the time the option is granted. In no event can the exercise price be less than the value of the common stock at the date of the grant for incentive stock options. All options have a 10-year life and will vest and become exercisable from 1-to-5 years after the date of the grant. Only nonqualified stock options have been issued to date.

In the case of nonqualified stock options, the stock option plans provide for the granting of "Tax Benefit Rights" to certain participants at the same time as these participants are awarded nonqualified options. Each Tax Benefit Right entitles a participant to a cash payment equal to the excess of the fair market value of a share of common stock on the exercise date over the exercise price of the related option multiplied by the difference between the rate of tax on ordinary income over the rate of tax on capital gains (federal and state).

A summary of the stock option plans as of December 31, 2004 and 2003 and June 30, 2002 and 2001 and changes during the six months ended and years ended on those dates is presented below:

                                                   December 31,                                      June 30,
                         -----------------------------------------------------------------    ---------------------
                              2004                    2003                    2002                     2002
                         -------------------   ---------------------   -------------------    ---------------------
                                    Weighted                Weighted              Weighted                Weighted
                                     Average                 Average               Average                 Average
                                    Exercise                Exercise              Exercise                Exercise
                          Shares      Price     Shares       Price      Shares     Price       Shares       Price
                         -----------------------------------------------------------------------------------------
Outstanding, beginning    224,800    $ 8.57     300,566     $ 7.56     342,215     $ 7.26     354,717     $ 6.81
  Granted ............     60,100     19.33       7,350      13.47       1,050       9.97      27,581       9.67
  Exercised ..........    (38,604)     6.35     (75,998)      4.98     (36,405)      4.53     (35,063)      4.48
  Forfeited ..........     (1,480)     8.99      (7,118)      9.41      (6,294)      9.87      (5,020)      8.67
                         ----------------------------------------------------------------------------------------
Outstanding, ending ..    244,816     11.56     224,800       8.57     300,566       7.56     342,215       7.26
                         ========              ========               ========               ========

Exercisable, ending ..    135,210               145,598                192,621                208,635

Weighted average fair
  value per option of
  options granted
  during the period ..    $  8.29               $  5.58               $  4.07               $    4.62

A further summary of options outstanding as of December 31, 2004 is presented below:

                                             Options Outstanding
                                 -----------------------------------------------     Options Exercisable
                                                  Weighted                       -------------------------
                                                  Average         Weighted                        Weighted
                                                 Remaining         Average                         Average
           Range of                Number       Contractual       Exercise          Number        Exercise
       Exercise Prices           Outstanding        Life            Price        Exercisable        Price
----------------------------------------------------------------------------------------------------------
$4.55 to $6.90                      32,826          3.98           $ 6.15          25,566          $ 5.94
$7.00 to $7.13                      42,650          6.27             7.01          23,750            7.01
$7.45 to $9.39                      41,653          3.62             8.88          37,903            8.94
$9.87 to $11.64                     37,859          6.75            10.33          20,603           10.43
$11.83 to $18.40                    48,578          6.45            15.51          25,888           13.56
$18.67 to $20.90                    41,250          9.45            19.77           1,500           19.33
                                   -------                                        -------
                                   244,816                                        135,210
                                   =======                                        =======

Stock appreciation rights:

Additionally, the 1997 Stock Incentive Plan and 2004 Stock Incentive Plan allow the granting of stock appreciation rights (SARs). SARs are rights entitling the grantee to receive cash having a fair market value equal to the appreciation in the market value of a stated number of shares from the date of grant. Like options, the number and exercise price of SARs granted is determined by the Committee. The SARs vest 20% per year, and the term of the SARs may not exceed 10 years from the date of the grant. As of December 31, 2004, 2003, and 2002 and June 30, 2002 there were 111,375, 135,525, 135,675, and 136,275 SARs, respectively, outstanding, with 84,810, 92,310, 73,230, and 73,230, respectively, exercisable. During the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 20, 2002 the Company expensed $297,441, $915,224, $120,474, and $187,360, respectively, related to the SARs. As of December 31, 2004 and 2003 the liability related to the SARs totals $1,251,908 and $1,223,058, respectively.

A further summary of SARs is presented below:

                                         December 31, 2004          Liability Recorded for SARs      SAR Expense
                                     --------------------------     ---------------------------        For the
                                                                            December 31,             Year Ended
                                        SARs            SARs         -------------------------      December 31,
Exercise Price                       Outstanding    Exercisable         2004             2003           2004
----------------------------------------------------------------------------------------------------------------
$6.90                                   34,650         20,850        $ 488,565       $ 407,715        $ 80,850
$7.00                                   13,800          4,800          193,200         262,500          41,082
$9.11                                   12,750         12,750          151,555         214,950          49,478
$10.75                                  18,075         14,310          185,269         152,594          44,147
$11.83                                   5,925          5,925           54,313          55,863          16,414
$12.17                                     750            750            6,625           4,875           1,750
$13.55                                       -              -                -          11,505           4,395
$14.22                                  25,425         25,425          172,381         113,056          59,325
                                    --------------------------------------------------------------------------
                                       111,375         84,810      $ 1,251,908     $ 1,223,058       $ 297,441
                                    ==========================================================================

Stock purchase plan:

The Company's Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the "Purchase Plan"). As of January 1, 2004 there were 137,102 shares of common stock available for issuance under the Purchase Plan. For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 90% of the fair market value at the date of the grant or the investment date. The investment date, as established by the Board of Directors of the Company, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in an offering period is $5,000. Additionally, the maximum percentage that any one participant can elect to contribute is 5% of his or her compensation. During the year ended December 31, 2004, 8,917 shares were granted and 6,438 purchased. Shares granted during the year ended December 31, 2004 had a weighted average fair value of $2.90 per share.

Note 15.  Regulatory Capital Requirements and Restrictions on Dividends

The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the subsidiary banks' categories. The Company and the subsidiary banks' actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the table (dollars in thousands).

                                                                                  To Be Well
                                                                               Capitalized Under
                                                         For Capital           Prompt Corrective
                                         Actual        Adequacy Purposes       Action Provisions
                                   --------------------------------------------------------------
                                    Amount   Ratio     Amount      Ratio      Amount        Ratio
                                   --------------------------------------------------------------
As of December 31, 2004:
  Company:
    Total risk-based capital ...   $79,299   10.9%    $58,066  >=   8.0%          N/A         N/A
    Tier 1 risk-based capital ..    66,807    9.2      29,033  >=   4.0           N/A         N/A
    Leverage ratio .............    66,807    7.8      34,209  >=   4.0           N/A         N/A
  Quad City Bank & Trust:
    Total risk-based capital ...   $54,772   10.3%    $42,513  >=  8.0%     $ 53,141   >=   10.0%
    Tier 1 risk-based capital ..    48,127    9.1      21,256  >=   4.0        31,885  >=     6.0
    Leverage ratio .............    48,127    7.6      25,476  >=   4.0        31,845  >=     5.0
  Cedar Rapids Bank & Trust (A):
    Total risk-based capital ...   $20,680   10.8%    $15,280  >=   8.0%     $ 19,100  >=   10.0%
    Tier 1 risk-based capital ..    18,292    9.6       7,640  >=   4.0        11,460  >=     6.0
    Leverage ratio .............    18,292    8.2       8,949  >=   4.0        11,186  >=     5.0


                                                                               To Be Well
                                                                            Capitalized Under
                                                          For Capital       Prompt Corrective
                                        Actual         Adequacy Purposes    Action Provisions
                                   ----------------------------------------------------------
                                    Amount   Ratio    Amount       Ratio    Amount      Ratio
                                   ----------------------------------------------------------
As of December 31, 2003:
  Company:
    Total risk-based capital ...   $59,326   10.3%    $46,151  >=   8.0%        N/A       N/A
    Tier 1 risk-based capital ..    52,020    9.0      23,076  >=   4.0         N/A       N/A
    Leverage ratio .............    52,020    7.4      28,283  >=   4.0         N/A       N/A
  Quad City Bank & Trust:
    Total risk-based capital ...   $46,934   10.4%    $36,724  >=   8.0%   $ 45,343  >= 10.0%
    Tier 1 risk-based capital ..    41,252    9.1      18,137  >=   4.0      27,206  >=   6.0
    Leverage ratio .............    41,252    7.4      22,169  >=   4.0      27,711  >=   5.0
  Cedar Rapids Bank & Trust (A):
    Total risk-based capital ...   $16,031   13.3%    $ 9,618  >=   8.0%   $ 12,022  >= 10.0%
    Tier 1 risk-based capital ..    14,524   12.1       4,809  >=   4.0       7,213  >=   6.0
    Leverage ratio .............    14,524   10.1       5,782  >=   4.0       7,227  >=   5.0

(A) As a de novo bank, Cedar Rapids Bank & Trust could not, without the prior consent of the Federal Reserve Bank, pay dividends until after the first three years of operations and two consecutive satisfactory CAMELS ratings. In addition, the Bank was required to maintain a tangible Tier I leverage ratio of at least 9% throughout its first three years of operations. The de novo period for Cedar Rapids Bank & Trust expired in September 2004.

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

The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. In addition, the subsidiary banks, as members of the Federal Reserve System, will be prohibited from paying dividends to the extent such dividends declared in any calendar year exceed the total of its net profits of that year combined with its retained net profits of the preceding two years, or are otherwise determined to be an "unsafe and unsound practice" by the Federal Reserve Board.

Note 16.  Earnings Per Common Share

The following information was used in the computation of basic and diluted earnings per common share for the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002:

                                                                               Six Months
                                                      Year Ended December 31,    Ended        Year Ended
                                                     ------------------------  December 31,    June 30,
                                                       2004          2003         2002           2002
                                                     ---------------------------------------------------
Net income .......................................   $5,216,672   $5,460,927    $3,196,544   $2,962,453
                                                     ==================================================

Weighted average common shares outstanding .......    4,234,345    4,173,063     4,129,109    4,028,994
Weighted average common shares issuable upon
  exercise of stock options and under the Employee
  Stock Purchase Plan ............................      110,420      109,520       100,015       86,714
                                                     --------------------------------------------------
Weighted average common and common
  equivalent shares outstanding ..................    4,344,765    4,282,583     4,229,124    4,115,708
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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the subsidiary banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer. At December 31, 2004 and 2003 no amounts have been recorded as liabilities for the subsidiary banks' potential obligations under these guarantees.

As of December 31, 2004 and 2003, commitments to extend credit aggregated $257,569,000 and $194,915,000, respectively. As of December 31, 2004 and 2003, standby letters of credit aggregated $12,653,000 and $5,994,000, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $3,498,809, and $3,790,031 as of December 31, 2004 and 2003, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Bancard is subject to the risk of cardholder chargebacks and its merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant. During 2004, Bancard experienced two situations, as the result of fraudulent activity, in which merchants experienced multiple, significant cardholder chargebacks over periods of several months. In each of these cases, the merchant's cash reserves on deposit were not sufficient to cover the cardholder chargeback volumes, and in one case, the merchant was incapable of making reimbursement to Bancard. As a result, Bancard incurred $196,000 of chargeback loss expense during 2004 absorbing all of the chargeback activity on this merchant and establishing an allowance for chargeback losses in the anticipation of additional cardholder chargebacks, which could occur from either of these fraudulent situations. As an additional mitigation to cardholder chargeback risk, in August 2004 Bancard began making monthly provisions to the allowance for chargeback losses in an amount equal to 5 basis points of the month's dollar volume of merchant credit card activity. Management will continually monitor merchant credit card activity and Bancard's level of the allowance for chargeback losses.

The Company also has a guarantee to MasterCard International Incorporated, which is backed up by a performance bond in the amount of $1,000,000. As of December 31, 2004 there were no significant pending liabilities.

Aside from cash on-hand and in-vault, the majority of the Company's cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $10,900,000 and $20,800,000 as of December 31, 2004 and 2003,
respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as, breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company's subsidiary banks, the Company has $35,587,000 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2004. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2004 and 2003, six months ended December 31, 2002, or the year ended June 30, 2002. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

During  fiscal 2004,  Quad City Bank & Trust joined the Federal Home Loan Bank's
(FHLB) Mortgage Partnership Finance (MPF) Program, which offers a "risk-sharing" alternative to selling residential mortgage loans to investors in the secondary market. Lenders funding mortgages through the MPF Program manage the credit risk of the loans they originate. The loans are funded by the FHLB and held within their portfolio, thereby managing the liquidity, interest rate, and prepayment risks of the loans. Lenders participating in the MPF Program receive monthly credit enhancement fees for managing the credit risk of the loans they originate. Any credit losses incurred on those loans will be absorbed first by private mortgage insurance, second by an allowance established by the FHLB, and third by withholding monthly credit enhancements due to the participating lender. At December 31, 2004, Quad City Bank & Trust had funded $11.7 million of mortgages through the FHLB's MPF Program with an attached credit exposure of $240 thousand. In conjunction with its participation in this program, Quad City Bank & Trust has established an allowance for credit losses on these off-balance-sheet exposures of $11 thousand at December 31, 2004.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The Company has purchase obligations which represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms. At December 31, 2004, the Company's purchase obligations were primarily related to certain contractual payments for capital expenditures of facilities expansion. The Company has operating contract obligations which represent short and long-term payments for data processing equipment and services, software, and other equipment and professional services. The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to these third parties by payment date.

                                                     Purchase         Operating
                                                   Obligations        Contracts
                                                   -----------------------------
Year ending December 31:
  2005                                             $ 7,943,000       $ 1,334,999
  2006                                                      --           946,300
  2007                                                      --            32,766
  2008                                                      --             7,845
  2009                                                      --             3,640
  Thereafter                                                --            15,700
                                                   -----------------------------
                                                   $ 7,943,000       $ 2,341,250
                                                   =============================

The Company also has operating lease obligations under noncancelable leases for several of its facilities. See Note 5.

Plans were announced in October 2003 for Quad City Bank & Trust to add a fifth full service banking facility. The facility is located in the Five Points area of west Davenport, Iowa. Construction of the new facility is currently in progress and is scheduled for completion in the first quarter of 2005. Total costs for the project are anticipated to be approximately $3,800,000 with $1,948,000 incurred as of December 31, 2004.

In February 2004, Cedar Rapids Bank & Trust announced plans to build a four floor building in downtown Cedar Rapids. The Bank's main office will be relocated to this site when construction is completed, which is anticipated to be mid-year 2005. Cedar Rapids Bank & Trust will own the lower three floors of the facility, and an unrelated third party will own the fourth floor in a condominium arrangement with the Bank. Costs for this facility are projected to be $6,400,000 with $2,578,000 incurred at December 31, 2004. The Bank is also planning the construction of a branch office during 2005, with an approximate total cost of $2,300,000, to be located on Council Street in Cedar Rapids. The Company incurred costs for this project of $664,000 during 2004.

The expansion of the Company to the Rockford, Illinois area was announced in June 2004. In mid September 2004, Quad City Bank & Trust opened a temporary branch facility in Rockford. On January 3, 2005, Rockford Bank & Trust began operations in its permanent facility in downtown Rockford. During 2004, capitalized costs associated with the establishment of this permanent full-service banking facility in Rockford were $207,000 (see Note 22).

Note 18.  Quarterly Results of Operations (Unaudited)

                                                   Year Ended December 31, 2004
                                    ---------------------------------------------------------
                                        March           June       September      December
                                         2004           2004          2004          2004
                                    ---------------------------------------------------------
Total interest income ...........   $  8,678,807   $  9,225,725   $  9,799,578   $ 10,312,730
Total interest expense ..........      2,902,869      3,206,913      3,368,355      3,846,631
                                    ---------------------------------------------------------
        Net interest income .....      5,775,938      6,018,812      6,431,223      6,466,099
Provision for loan losses (gains)        856,841        467,659        411,385       (363,677)
Noninterest income ..............      2,358,736      2,379,412      2,019,557      1,923,736
Noninterest expenses ............      6,089,088      5,437,580      5,913,274      6,840,909
                                    ---------------------------------------------------------
        Net income before
        income taxes ............      1,188,745      2,492,985      2,126,121      1,912,603
Federal and state income taxes ..        352,828        821,773        703,464        625,717
                                    ---------------------------------------------------------
        Net income ..............   $    835,917   $  1,671,212   $  1,422,657   $  1,286,886
                                    =========================================================

Earnings per common share:
  Basic .........................   $       0.20   $       0.40   $       0.33   $       0.30
  Diluted .......................           0.19           0.39           0.33           0.29

                                                    Year Ended December 31, 2003
                                    ---------------------------------------------------------
                                         March          June        September      December
                                         2003           2003          2003           2003
                                    ---------------------------------------------------------
Total interest income ...........   $  7,906,067   $  8,346,224   $  8,622,572   $  8,503,398
Total interest expense ..........      3,057,956      3,227,136      2,889,456      2,775,029
                                    ---------------------------------------------------------
        Net interest income .....      4,848,111      5,119,088      5,733,116      5,728,369
Provision for loan losses .......      1,330,427        358,000        939,000        778,000
Noninterest income ..............      2,488,823      3,248,738      3,259,834      2,170,214
Noninterest expenses ............      4,783,843      5,399,579      5,356,233      5,495,597
                                    ---------------------------------------------------------
        Net income before
        income taxes ............      1,222,664      2,610,247      2,697,717      1,624,986
Federal and state income taxes           395,716        883,347        889,569        526,055
                                    ---------------------------------------------------------
        Net income ..............   $    826,948     $1,726,900     $1,808,148   $  1,098,931
                                    =========================================================

Earnings per common share:
  Basic .........................   $       0.20     $     0.41     $     0.43   $       0.27
  Diluted .......................           0.19           0.41           0.42           0.26

                                                           Six Months Ended
                                                          December 31, 2002
                                                    ----------------------------
                                                    September          December
                                                       2002              2002
                                                    ----------------------------

Total interest income ......................        $7,875,657        $8,244,016
Total interest expense .....................         3,188,761         3,294,502
                                                    ----------------------------
        Net interest income ................         4,686,896         4,949,514
Provision for loan losses ..................           636,800         1,546,945
Noninterest income .........................         2,469,074         6,370,647
Noninterest expenses .......................         4,771,406         6,641,645
                                                    ----------------------------
        Net income before
        income taxes .......................         1,747,764         3,131,571
Federal and state income taxes .............           588,459         1,094,332
                                                    ----------------------------
        Net income .........................        $1,159,305        $2,037,239
                                                    ============================

Earnings per common share:
  Basic ....................................        $     0.28        $     0.49
  Diluted ..................................              0.28              0.48

                                             Year Ended June 30, 2002
                                 -------------------------------------------------
                                  September    December      March         June
                                    2001         2001        2002          2002
                                 -------------------------------------------------
Total interest income ........   $6,950,044   $6,895,756   $7,081,985   $7,592,352
Total interest expense .......    3,520,220    3,113,305    3,129,885    3,106,744
                                 -------------------------------------------------
        Net interest income ..    3,429,824    3,782,451    3,952,100    4,485,608
Provision for loan losses ....      408,490      631,375      497,500      727,600
Noninterest income ...........    1,847,654    2,192,586    1,828,673    2,045,746
Noninterest expenses .........    3,925,786    4,319,128    4,395,187    4,382,327
                                 -------------------------------------------------
        Net income before
        income taxes .........      943,202    1,024,534      888,086    1,421,427
Federal and state income taxes      294,965      335,161      274,003      410,667
                                 -------------------------------------------------
        Net income ...........   $  648,237   $  689,373   $  614,083   $1,010,760
                                 =================================================

Earnings per common share:
  Basic ......................   $     0.17   $     0.17   $     0.15   $     0.25
  Diluted ....................         0.17         0.16         0.15         0.24

Note 19.  Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):

Condensed Balance Sheets
December 31, 2004 and 2003

Assets                                                       2004            2003
------------------------------------------------------------------------------------
Cash and due from banks ..............................   $  6,125,728   $    254,507
Interest-bearing deposits at financial institutions ..        415,439        133,791
Securities available for sale, at fair value .........      1,638,617      1,494,098
Investment in bank subsidiaries ......................     66,900,880     57,414,541
Investment in nonbank subsidiaries ...................      1,250,673      3,293,646
Net loans receivable .................................         21,764         21,764
Other assets .........................................      2,552,837      2,186,991
                                                         ---------------------------
        Total assets .................................   $ 78,905,938   $ 64,799,338
                                                         ===========================

Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------
Liabilities:
  Other borrowings ...................................   $  6,000,000   $ 10,000,000
  Junior subordinated debentures .....................     20,620,000     12,000,000
  Other liabilities ..................................      1,512,138        976,603
                                                         ---------------------------
        Total liabilities ............................     28,132,138     22,976,603
                                                         ---------------------------

Stockholders' Equity:
  Common stock .......................................      4,496,730      2,863,990
  Additional paid-in capital .........................     20,329,033     17,143,868
  Retained earnings ..................................     25,278,666     20,866,749
  Accumulated other comprehensive income .............        669,371      1,802,664
  Less cost of common shares acquired for the treasury             --       (854,536)
                                                         ---------------------------
        Total stockholders' equity ...................     50,773,800     41,822,735
                                                         ---------------------------
        Total liabilities and stockholders' equity ...   $ 78,905,938   $ 64,799,338
                                                         ===========================

Condensed Statements of Income

                                                                        Six Months
                                               Year Ended December 31,     Ended       Year Ended
                                               -----------------------  December 31,    June 30,
                                                  2004          2003        2002         2002
------------------------------------------------------------------------------------------------
Total interest income ......................   $  114,731   $   83,894   $   42,939   $  102,458
Investment securities gains, net ...........       26,188            5           --        6,433
Equity in net income of bank subsidiaries ..    7,643,815    6,075,566    2,235,519    4,240,730
Equity in net income of nonbank subsidiaries      259,660      867,217    1,580,932      111,057
Other ......................................      212,814      303,052      171,822       70,067
                                               -------------------------------------------------
        Total income .......................    8,257,208    7,329,734    4,031,212    4,530,745
                                               -------------------------------------------------

Interest expense ...........................    2,547,534    1,361,939      666,398    1,334,921
Salaries and employee benefits .............    1,135,333      720,989      239,321      387,203
Professional and data processing fees ......      361,063      288,217      117,658      145,843
Other ......................................      423,347      292,914      150,046      495,859
                                              --------------------------------------------------
        Total expenses .....................    4,467,277    2,664,059    1,173,423    2,363,826
                                              --------------------------------------------------

        Income before income tax benefit ...    3,789,931    4,665,675    2,857,789    2,166,919

Income tax benefit .........................    1,426,741      795,252      338,755      795,534
                                               -------------------------------------------------
        Net income .........................   $5,216,672   $5,460,927   $3,196,544   $2,962,453
                                               =================================================

Condensed Statements of Cash Flows

                                                                                             Six Months
                                                               Year Ended December 31,          Ended        Year Ended
                                                            -----------------------------    December 31,      June 30,
                                                                 2004            2003           2002             2002
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income .............................................   $  5,216,672    $  5,460,927    $  3,196,544    $  2,962,453
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Distributions in excess of (less than) earnings of:
      Bank subsidiaries ..................................     (6,643,815)     (5,075,566)     (2,235,519)     (3,440,730)
      Nonbank subsidiaries ...............................      2,662,973          41,775          (9,932)        861,703
    Depreciation .........................................          4,507           4,506             795             252
    Provision for loan losses ............................             --              --             (55)         (1,835)
    Loss on redemption of junior subordinated debentures .        747,490              --              --              --
    Investment securities (gains), net ...................        (26,188)             (5)             --          (6,433)
    Tax benefit of nonqualified stock options exercised ..        190,248         274,871          87,922          60,332
    (Increase) decrease in accrued interest receivable ...        (28,252)         (6,715)        (10,048)          4,016
    (Increase) decrease in other assets ..................     (1,103,348)       (299,820)        187,941        (608,624)
    Increase (decrease) in other liabilities .............        523,507         (47,516)        (82,401)        277,024
                                                              -----------------------------------------------------------
        Net cash provided by operating activities ........      1,543,794         352,457       1,135,247         108,158
                                                              -----------------------------------------------------------

Cash Flows from Investing Activities:
  Net (increase) decrease in interest-bearing deposits at
    financial institutions ...............................       (281,648)        153,118         273,743          (5,263)
  Purchase of securities available for sale ..............       (307,392)        (28,496)       (251,411)        (18,205)
  Proceeds from sale of securities available for sale ....             --              --              --         101,285
  Proceeds from calls and maturities of securities .......        227,001         200,000              --         107,500
  Capital infusion, bank subsidiaries ....................     (4,000,000)     (5,000,000)     (1,000,000)    (10,500,000)
  Capital infusion, nonbank subsidiaries .................       (620,000)       (500,000)             --              --
  Net loans (originated) repaid ..........................             --            (757)             --         125,989
                                                             ------------------------------------------------------------
        Net cash used in investing activities ............     (4,982,039)     (5,176,135)       (977,668)    (10,188,694)
                                                             ------------------------------------------------------------

Cash Flows from Financing Activities:
  Net (decrease) increase in other borrowings ............     (4,000,000)      5,000,000              --       5,000,000
  Proceeds from issuance of junior subordinated debentures     20,620,000              --              --              --
  Redemption of junior subordinated debentures ...........    (12,000,000)             --              --              --
  Payment of cash dividends ..............................       (336,816)       (277,086)             --              --
  Payment from fractional shares on 3:2 stock split ......         (2,549)             --              --              --
  Proceeds from issuance of common stock, net ............      5,028,831         148,503           2,364       4,959,541
                                                             ------------------------------------------------------------
        Net cash provided by financing activities ........      9,309,466       4,871,417           2,364       9,959,541
                                                             ------------------------------------------------------------

        Net increase (decrease) in cash and due from banks      5,871,221          47,739         159,943        (120,995)

Cash and due from banks:
  Beginning ..............................................        254,507         206,768          46,825         167,820
                                                             ------------------------------------------------------------
  Ending .................................................   $  6,125,728    $    254,507    $    206,768    $     46,825
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

Deposits: The fair values disclosed for demand deposits equal their carrying amounts, which represent the amount payable on demand. Fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregate expected monthly maturities on time deposits.

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

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2004 and 2003 are presented as follows:

                                                                            December 31,
                                                      ---------------------------------------------------------
                                                                2004                          2003
                                                      ---------------------------   ---------------------------
                                                        Carrying      Estimated      Carrying       Estimated
                                                          Value       Fair Value       Value        Fair Value
                                                      ---------------------------------------------------------
Cash and due from banks ...........................   $ 21,372,342   $ 21,372,342   $ 24,427,573   $ 24,427,573
Federal funds sold ................................      2,890,000      2,890,000      4,030,000      4,030,000
Interest-bearing deposits at financial institutions      3,857,563      3,857,563     10,426,092     10,426,092
Investment securities:
  Held to maturity ................................        100,000        108,254        400,116        416,751
  Available for sale ..............................    149,460,886    149,460,886    128,442,926    128,442,926
Loans receivable, net .............................    639,088,836    639,212,836    513,828,399    518,111,399
Accrued interest receivable .......................      4,072,762      4,072,762      3,646,108      3,646,108
Deposits ..........................................    588,015,683    587,509,683    511,651,863    513,337,863
Short-term borrowings .............................    104,771,178    104,771,178     51,609,801     51,609,801
Federal Home Loan Bank advances ...................     92,021,877     92,107,877     76,232,348     75,824,348
Other borrowings ..................................      6,000,000      6,000,000     10,000,000     10,000,000
Junior subordinated debentures ....................     20,620,000     21,530,606     12,000,000     12,886,941
Accrued interest payable ..........................      1,536,976      1,536,976      1,236,906      1,236,906

Note 21. Business Segment Information

Selected financial information on the Company's business segments is presented as follows for the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002:

                                                                                 Six Months
                                                  Year Ended December 31,           Ended          Year Ended
                                               -----------------------------     December 31,       June 30,
                                                   2004             2003             2002             2002
                                               ---------------------------------------------------------------
Commercial banking:
  Quad City Bank & Trust (excluding
    Rockford branch):
    Revenue ................................   $  32,342,266    $  32,624,650   $  16,463,635    $  29,872,982
    Net income .............................       5,914,913        5,148,423       2,130,270        4,316,268
    Assets .................................     634,206,797      555,403,875     506,515,419      450,371,771
    Depreciation ...........................       1,245,853          902,175         423,929          811,648
    Capital expenditures ...................       3,783,114        3,851,445         231,898          542,282
  Cedar Rapids Bank & Trust:
    Revenue ................................       9,809,878        6,920,826       2,396,534        1,961,994
    Net income .............................         873,348          249,866        (237,219)      (1,164,730)
    Assets .................................     228,249,176      149,673,720      90,855,077       62,460,116
    Depreciation ...........................         185,869          140,606          59,991           76,538
    Capital expenditures ...................       3,582,029          292,260         263,016          911,053
  Rockford branch of Quad City Bank & Trust:
    Revenue ................................          16,476               --              --               --
    Net income .............................        (346,490)              --              --               --
    Assets .................................       1,660,473               --              --               --
    Depreciation ...........................          10,689               --              --               --
    Capital expenditures ...................         207,239               --              --               --

                                                       Six Months
                            Year Ended December 31,       Ended      Year Ended
                            -----------------------    December 31,   June 30,
                               2004         2003          2002          2002
                            ---------------------------------------------------
Credit card processing:
  Revenue ..............    1,612,824     2,372,619     4,841,477     2,263,866
  Net income ...........      441,117     1,056,399     1,703,340       343,552
  Assets ...............      889,407       736,710     3,759,355     3,061,251
  Depreciation .........       28,535        25,656        12,745        35,309
  Capital expenditures .       39,204         8,328         9,827        15,270

Trust management:
  Revenue ..............    2,530,907     2,242,747     1,045,046     2,161,677
  Net income ...........      625,459       490,018       222,117       540,942
  Assets ...............          N/A           N/A           N/A           N/A
  Depreciation .........          N/A           N/A           N/A           N/A
  Capital expenditures .          N/A           N/A           N/A           N/A

All other:
  Revenue ..............      385,930       385,028       212,702       174,277
  Net (loss) ...........   (2,291,675)   (1,483,779)     (621,964)   (1,073,579)
  Assets ...............    5,077,694     4,225,250     3,470,505     2,935,357
  Depreciation .........        4,507         4,506           795           252
  Capital expenditures .           --            --        10,500         3,020


Note 22. Subsequent Event

On January 3, 2005, Rockford Bank & Trust was capitalized as the Company's third bank charter, and a branch facility in Rockford, Illinois, that had been operating under Quad City Bank & Trust since September 2004, began functioning under the new charter. Rockford Bank & Trust is an Illinois-chartered commercial bank insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation. It provides full-service commercial and consumer banking to Rockford and adjacent communities through its office located in downtown Rockford.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

Item 9B.  Other Information

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

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2004 for
(i) all compensation plans previously approved by the Company's stockholders and
(ii)  all   compensation   plans  not  previously   approved  by  the  Company's
stockholders:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights; and

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

                                         EQUITY COMPENSATION PLAN INFORMATION
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Number of securities remaining
                                         Number of securities       Weighted-average exercise                 available for
                                           to be issued upon        price of outstanding options,         future issuance under
            Plan category                     exercise of                warrants and rights            equity compensation plans
                                         outstanding options,                    (b)                      (excluding securities
                                          warrants and rights                                            reflected in column(a))
                                                    (a)                                                              (c)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders...............               247,328                       $11.61                           331,789 (1)

Equity compensation plans
not approved by security holders..                    --                           --                                --
                                        --------------------------------------------------------------------------------------------
Total..................................          247,328                       $11.61                           331,789 (1)
                                        ============================================================================================

(1)  Includes  128,185 shares  available under the QCR Holdings,  Inc.  Employee
     Stock  Purchase  Plan.   Item  13.   Certain   Relationships   and  Related
     Transactions

Item 13.  Certain Relationships and Related Transactions

The information required by this item is set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Transactions with Management" in the Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The  information   required  by  this  item  is  set  forth  under  the  caption
"IndependentRegistered Public Accounting Firm" in the Proxy statement and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

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

(a)  3. Exhibits

     The following exhibits are either filed as a part of this Annual Report on Form 10-K or are incorporated herein by reference:

         Exhibit Number.                    Exhibit Description
         -----------------------------------------------------------------------

               3.1 Certificate of Incorporation of QCR Holdings, Inc., as amended (exhibit is being filed herewith).

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

               10.1 Employment Agreement between QCR Holdings, Inc., Quad City Bank and Trust Company and Michael A. Bauer dated January 1, 2004 (incorporated herein by reference to Exhibit 10(i) of Registrant's Annual Report on Form 10K for the year ended December 31, 2003).

               10.2 Employment Agreement between QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated January 1, 2004 (incorporated herein by reference to Exhibit 10(ii) of Registrant's Annual Report on Form 10K for the year ended December 31, 2003).

               10.3 Executive Deferred Compensation Agreement between Quad City Bank and Trust Company and Michael A. Bauer dated January 1, 2004 (incorporated herein by reference to Exhibit 10(iii) of Registrant's Annual Report on Form 10K for the year ended December 31, 2003).

               10.4 Executive Deferred Compensation Agreement between Quad City Bank and Trust Company and Douglas M. Hultquist dated January 1, 2004 (incorporated herein by reference to Exhibit 10(iv) of Registrant's Annual Report on Form 10K for the year ended December 31, 2003).

               10.5 Lease Agreement between Quad City Bank and Trust Company and 56 Utica L.L.C. (incorporated herein by reference to Exhibit
                                   10.5 of Registrant's Annual Report on Form 10-K for the year ended June 30, 2000).

               10.6 Employment Agreement between Quad City Bank and Trust Company and Larry J. Helling dated January 1, 2004 (incorporated herein by reference to Exhibit 10(vi) of Registrant's Annual Report on Form 10K for the year ended December 31, 2003).

               10.7 First Amendment of Lease Agreement dated October 2001, between Cedar Rapids Bank and Trust Company f.k.a. Quad City Bank and Trust Company, and Ryan Companies (incorporated herein by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

               10.8 Executive Deferred Compensation Agreement for Todd A. Gipple, Executive Vice President and Chief Financial Officer of QCR Holdings, Inc. dated January 1, 2004 (incorporated herein by reference to Exhibit 10(viii) of Registrant's Annual Report on Form 10K for the year ended December 31, 2003).

               10.9 Executive Deferred Compensation Agreement for Larry J. Helling, President and Chief Executive Officer of Cedar Rapids Bank and Trust Company dated January 1, 2004 (incorporated herein by reference to Exhibit 10(ix) of Registrant's Annual Report on Form 10K for the year ended December 31, 2003).

               10.10 Employment Agreement between QCR Holdings, Inc. and Todd A. Gipple dated January 1, 2004 (incorporated herein by reference to Exhibit 10(xi) of Registrant's Annual Report on Form 10K for the year ended December 31, 2003).

               10.11 QCR Holdings, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 5.1 of Registrant's Form S-8, file No. 333-101356).

               10.12 Dividend Reinvestment Plan of QCR Holdings, Inc. (incorporated herein by reference to Exhibit 5.1 of Registrant's Form S-3, File No. 333-102699).

               10.13 Indenture by and between QCR Holdings, Inc. / QCR Holdings Statutory Trust II and U.S. Bank National Association, as debenture and institutional trustee, dated February 18, 2004 (incorporated herein by reference to
                                   Exhibit 10(i) of Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 2004).

               10.14 Indenture by and between QCR Holdings, Inc. / QCR Holdings Statutory Trust III and U.S. Bank National Association, as debenture and institutional trustee, dated February 18, 2004 (incorporated herein by reference to
                                   Exhibit 10(ii) of Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 2004).

               10.15 Employment Agreement between QCR Holdings, Inc. and Thomas Budd dated June 2004 (incorporated herein by reference to Exhibit 10(i) of Registrant's Quarterly Report on Form 10Q for the period ended June 30, 2004).

               10.16 Employment Agreement between QCR Holdings, Inc. and Shawn Way dated June 2004 (incorporated herein by reference to Exhibit 10(ii) of Registrant's Quarterly Report on Form 10Q for the period ended June 30, 2004).

               10.17 Lease Agreement between Quad City Bank and Trust Company and 127 North Wyman Development, L.L.C. dated November 3, 2004 (incorporated herein by reference to Exhibit 10(i) of Registrant's Quarterly Report on Form 10-Q for the period ended September 30,
                                   2004).

               10.18 2004 Stock Incentive Plan of QCR Holdings, Inc. (incorporated herein by reference to Exhibit B of Registrant's Form Pre 14A, filed March 5, 2004, File No. 000-22208).

               10.19 Director Compensation Schedule of QCR Holdings, Inc. (incorporated herein by reference to Registrant's Form 8-K, filed February 2, 2005, file No. 000-22208).

               10.20 Non-Qualified Supplemental Executive Retirement Agreement between Quad City Bank and Trust Company and Certain Key Executives dated February 1, 2004 (exhibit is being filed herewith).

               10.21 Non-Qualified Supplemental Executive Retirement Agreement between Cedar Rapids Bank and Trust Company and Certain Key Executives dated February 1, 2004 (exhibit is being filed herewith).

               10.22 Executive Deferred Compensation Agreement between QCR Holdings, Inc. and Thomas Budd dated July 15, 2004 (exhibit is being filed herewith).

               10.23 Deferred Income Plan of Quad City Holdings, Inc. (incorporated herein by reference to Exhibit 99.1 of Registrant's Form S-8, filed October 21, 1997, File No. 333-38341).

               10.24               Stock Option Plan of Quad City Holdings, Inc.
                                   (incorporated  herein by reference to Exhibit
                                   10.1 of Registrant's Form SB-2, File No. 33-67028).

               10.25 1997 Stock Incentive Plan of Quad City Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 of Registrant's Form S-8, File No. 333-87229).

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

                                       QCR HOLDINGS, INC.

Dated:  March 18, 2005                 By: /s/ Douglas M. Hultquist
                                           -------------------------------------
                                           Douglas M. Hultquist
                                           President and Chief Executive Officer



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                   Title                                   Date
----------------------------------------------------------------------------------------------
/s/ Michael A. Bauer                Chairman of the Board of Directors          March 18, 2005
----------------------------
Michael A. Bauer


/s/ Douglas M. Hultquist            President, Chief Executive                  March 18, 2005
----------------------------
Douglas M. Hultquist                Officer and Director


/s Patrick S. Baird                 Director                                    March 18, 2005
----------------------------
Patrick Baird


/s/ James J. Brownson               Director                                    March 18, 2005
----------------------------
James J. Brownson


/s/ Larry J. Helling                Director                                    March 18, 2005
----------------------------
Larry J. Helling


/s/ Mark C. Kilmer                  Director                                    March 18, 2005
----------------------------
Mark C. Kilmer


/s/ John K. Lawson                  Director                                    March 18, 2005
----------------------------
John K. Lawson


/s/ Ronald G. Peterson              Director                                    March 18, 2005
----------------------------
Ronald G. Peterson


/s/ Henry Royer                     Director                                    March 18, 2005
----------------------------
Henry Royer

Appendix A



                           SUPERVISION AND REGULATION


General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Iowa Superintendent of Banking (the
"Superintendent"), the Illinois Department of Financial and Professional Regulation (the "DFPR"), the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Federal Deposit Insurance Corporation (the "FDIC"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the "SEC") and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

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

The Company

General. The Company is a bank holding company and is the sole shareholder of Quad City Bank and Trust Company, an Iowa chartered state bank, Cedar Rapids Bank and Trust Company, an Iowa chartered state bank (together the "Iowa Banks") and Rockford Bank and Trust Company, an Illinois chartered state bank ("Illinois Bank", and together with the Iowa Banks, the "Banks"). As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2004, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

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

The Banks

The Iowa Banks are chartered under Iowa law and the Illinois Bank is chartered under Illinois law. The deposit accounts of the Banks are insured by the FDIC's Bank Insurance Fund ("BIF"). The Banks are members of the Federal Reserve System ("member banks"). As Iowa-chartered, FDIC-insured member banks, the Iowa Banks are subject to the examination, supervision, reporting and enforcement requirements of the Superintendent, as the chartering authority for Iowa banks. As an Illinois-chartered, FDIC-insured member bank, the Illinois Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, as the chartering authority for Illinois banks. The Banks are also subject to the examination, reporting and enforcement requirements of the Federal Reserve, the primary federal regulator of member banks. In addition, the FDIC, as administrator of the BIF, has regulatory authority over the Banks.

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

During the year ended December 31, 2004, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2005, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2004, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Superintendent to fund the operations of the Superintendent and all Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of the DFPR. Assessment amounts are calculated on the basis of the Banks' total assets. During the year ended December 31, 2004, the Iowa Banks paid supervisory assessments to the Superintendent totaling $82,134. Because the Illinois Bank did not commence operations until January 3, 2005, it paid no assessments to the DFPR during the year ended December 31, 2004.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. The Federal Reserve has established the following minimum capital standards for state-chartered insured member banks, such as the
Banks: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, regulations of the Federal Reserve provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Both the DFPR's order issuing a charter to the Illinois Bank and the FDIC's approval of deposit insurance for the Illinois Bank are conditioned upon the Illinois Bank maintaining a Tier 1 capital to assets ratio of not less than 8% for the first three years of operation; and the Federal Reserve's approval of the Illinois Bank's application to become a member bank is conditioned upon the Illinois Bank maintaining a Tier 1 capital to assets ratio of not less than 9% for the first three years of operation. If the Illinois Bank's Tier 1 capital to assets ratio falls below 9%, the Illinois Bank may need to raise additional capital to maintain the required ratio.

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

As of December 31, 2004: (i) neither of the Iowa Banks was subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Iowa Banks exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) each of the Iowa Banks was "well-capitalized," as defined by Federal Reserve regulations.

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

Dividend Payments. The primary source of funds for the Company is dividends from the Banks. Under applicable Iowa and Illinois law, the Banks may not pay dividends in excess of their undivided profits. Before declaring its first dividend, the Illinois Bank, as a de novo institution, is required by Illinois law to carry at least one-tenth of its net profits since the issuance of its charter to its surplus until its surplus is equal to its capital. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Banks. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior Federal Reserve approval, however, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank's calendar year-to-date net income plus the bank's retained net income for the two preceding calendar years. The Federal Reserve's approval for the Illinois Bank to become a member bank is conditioned upon the Illinois Bank's commitment that without prior Federal Reserve approval, it will not pay dividends until after it has been in operation for three years and has received two consecutive satisfactory composite CAMELS ratings.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Iowa Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2004. As of December 31, 2004, approximately $3.2 million would have been available to be paid as dividends by the Iowa Banks. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Banks if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

Branching Authority. The Iowa Banks have the authority under Iowa law to establish branches anywhere in the State of Iowa, subject to receipt of all required regulatory approvals. In 1997, the Company formed a de novo Illinois bank that was merged into the Quad City Bank and Trust Company, resulting in the Quad City Bank and Trust Company establishing a branch office in Illinois. Under Illinois law, Quad City Bank and Trust Company may continue to establish offices in Illinois to the same extent permitted for an Illinois bank (subject to certain conditions, including certain regulatory notice requirements). Similarly, the Illinois Bank has the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states that authorize such expansion.

State Bank Investments and Activities. The Iowa Banks and the Illinois Bank generally are permitted to make investments and engage in activities directly or through subsidiaries as authorized by Iowa law or Illinois law, respectively. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Banks.

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.6 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.6 million, the reserve requirement is $1.218 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.6 million. The first $7.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Banks are in compliance with the foregoing requirements.

Appendix B

                               GUIDE 3 INFORMATION

The Following tables and schedules show selected comparative financial information required by the Securities and Exchange Commission Securities Act Guide 3, regarding the business of QCR Holdings, Inc. ("the Company") for the periods shown.

Dual presentation of the tables and schedules is provided. The first presentation is comparative financial information for periods as presented in the Company's December 31, 2004 10-K. The second presentation is comparative financial information restated in calendar year periods consistent with the Company's current fiscal year, which was adopted in August 2002.

I. Distribution of Assets, Liabilities and Stockholders Equity, Interest Rates and Interest Differential

A. and B. Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

                                                                         Years Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                                    2004                            2003                           2002
                                       ------------------------------   -----------------------------   ----------------------------
                                                  Interest   Average              Interest   Average              Interest  Average
                                       Average     Earned    Yield or   Average    Earned    Yield or   Average    Earned   Yield or
                                       Balance    or Paid     Cost      Balance   or Paid     Cost      Balance   or Paid    Cost
                                       ---------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
ASSETS
Interest earnings assets:
Federal funds sold .................   $  6,619   $     42    0.63%     $ 23,864   $     221  0.93%   $  9,813   $   195     1.99%
Interest-bearing deposits at
  at financial institutions ........      9,030        224    2.48        14,705         432  2.94      20,221       826     4.08
Investment securities (1) ..........    130,408      4,933    3.78        92,558       3,995  4.32      74,500     4,090     5.49
Gross loans receivable (2) .........    587,450     33,112    5.64       480,314      28,984  6.03     387,936    25,928     6.68
                                       -------------------              --------------------          ------------------
   Total interest earning assets ...    733,507     38,311    5.22       611,441      33,632  5.50     492,470    31,039     6.30

Noninterest-earning assets:
Cash and due from banks ............  $  29,891                         $ 28,394                      $ 22,124
Premises and equipment, net ........     14,346                            9,852                         9,216
Less allowance for estimated
  losses on loans ..................     (9,517)                          (7,997)                      (5,902)
Other ..............................     31,300                           18,362                        13,572
                                      ---------                         --------                      --------
   Total assets ....................  $ 799,527                         $660,052                      $531,480
                                      =========                         ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits ...   $171,552      1,379    0.80%     $158,287       1,450  0.92%   $119,388     1,751     1.47%
Savings deposits ...................     15,553         50    0.32        12,817          58  0.45      10,072       100     0.99
Time deposits ......................    228,563      5,423    2.37       199,328       5,498  2.76     180,345     6,458     3.58
Short-term borrowings ..............    100,944      1,209    1.20        40,122         327  0.82      31,217       468     1.50
Federal Home Loan Bank advances ....     91,912      3,463    3.77        77,669       3,255  4.19      54,113     2,592     4.79
Junior subordinated debentures .....     23,293      1,641    7.05        12,000       1,134  9.45      12,000     1,134     9.45
Other borrowings ...................      5,125        160    3.12         8,071         228  2.82       5,000       217     4.34
                                       -------------------              --------------------------    ------------------

   Total interest-bearing
   liabilities .....................    636,942     13,325    2.09       508,294      11,950  2.35     412,135    12,720     3.09

Noninterest-bearing demand .........    110,748                          102,825                        70,265
Other noninterest-bearing
  liabilities ......................      7,947                            9,720                         16,141
Total liabilities ..................    755,637                          620,839                        498,541
Stockholders' equity ...............     43,890                           39,213                         32,939
                                       --------                         --------                       --------
   Total liabilities and
   stockholders' equity ............   $799,527                         $660,052                       $531,480
                                       ========                         ========                       ========

Net interest income ................               $24,986                         $ 21,682                      $18,319
                                                   =======                         ========                      =======

Net interest spread ................                          3.13%                           3.15%                          3.21%
                                                             ======                          ======                         ======

Net interest margin ................                          3.41%                           3.55%                          3.72%
                                                             ======                          ======                         ======
Ratio of average interest earning
  assets to average interest-
  bearing liabilities ..............    115.16%                          120.29%                        119.49%
                                       ========                         ========                       ========

(1)  Interest  earned  and  yields  on  nontaxable   investment  securities  are
     determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2) Loan fees are not material and are included in interest income from loans receivable.

                                                                 Six months Ended December 31,
                                                 ------------------------------------------------------------
                                                            2002                              2001
                                                 -----------------------------  -----------------------------
                                                           Interest   Average              Interest   Average
                                                 Average    Earned    Yield or   Average    Earned   Yield or
                                                 Balance   or Paid    Cost (3)   Balance   or Paid   Cost (3)
                                                 ------------------------------------------------------------
                                                                   (Dollars in Thousands)
ASSETS
Interest earnings assets:
Federal funds sold ...........................   $ 10,593  $     74     1.40%   $  8,277   $   137      3.31%
Interest-bearing deposits at
  at financial institutions ..................      6,441       203     6.30       9,811       315      6.42
Investment securities (1) ....................     82,723     2,058     4.98      63,294     1,780      5.62
Net loans receivable (2) .....................    412,560    13,748     6.66     307,683    11,538      7.50
Other interest earning assets ................     17,521       158     1.80       5,746       168      5.85
                                                 ------------------             ------------------
   Total interest earning assets .............    529,837    16,241     6.13     394,811    13,938      7.05

Noninterest-earning assets:
Cash and due from banks ......................   $ 23,651                       $ 16,896
Premises and equipment, net ..................      9,174                          9,033
Other ........................................      4,355                          5,855
                                                 --------                       --------
   Total assets ..............................   $567,017                       $426,595
                                                 ========                       ========

   STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits .............   $129,247       874     1.35%   $100,840     1,084      2.15%
Savings deposits .............................     10,880        45     0.83       8,145        57      1.40
Time deposits ................................    189,891     3,233     3.41     155,353     3,596      4.63
Short-term borrowings ........................     35,810       225     1.26      28,651       350      2.44
Federal Home Loan Bank advances ..............     66,415     1,440     4.34      33,155       896      5.40
Junior subordinated debentures ...............     12,000       567     9.45      12,000       567      9.45
Other borrowings .............................      5,000       100     4.00       3,125        84      5.38
                                                 ------------------             ------------------
   Total interest-bearing
   liabilities ...............................    449,243     6,484     2.90     341,269     6,634      3.89

Noninterest-bearing demand ...................     70,028                         54,613
Other noninterest-bearing
   liabilities ...............................     13,026                          3,016
Total liabilities ............................    532,297                        398,898
Stockholders' equity .........................     34,720                         27,697
                                                 --------                       --------
   Total liabilities and
   stockholders' equity ......................   $567,017                       $426,595
                                                 ========                       ========

Net interest income ..........................             $  9,757                         $ 7,304
                                                           ========                         =======

Net interest spread ..........................                          3.23%                           3.16%
                                                                       ======                          ======

Net interest margin ..........................                          3.68%                           3.70%
                                                                       ======                          ======
Ratio of average interest earning
  assets to average interest-
  bearing liabilities ........................    117.94%                        115.69%
                                                 ========                       ========

(1)  Interest  earned  and  yields  on  nontaxable   investment  securities  are
     determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2) Loan fees are not material and are included in interest income from loans receivable.

(3) Average yields/costs for the six months ended December 31, 2002 and 2001 are annualized.

                                                                      Years Ended June 30,
                                                 ------------------------------------------------------------------
                                                             2002                                2001
                                                 -------------------------------    -------------------------------
                                                            Interest    Average                Interest    Average
                                                 Average     Earned     Yield or     Average    Earned     Yield or
                                                 Balance    or Paid       Cost       Balance   or Paid      Cost
                                                 ------------------------------------------------------------------
                                                                      (Dollars in Thousands)
ASSETS
Interest earnings assets:
Federal funds sold ...........................   $  8,831    $    258     2.92%     $ 21,404   $  1,267      5.92%
Interest-bearing deposits at
  at financial institutions ..................      9,233         590     6.39        11,102        702      6.32
Investment securities (1) ....................     68,019       3,789     5.57        57,454      3,477      6.05
Net loans receivable (2) .....................    329,578      23,718     7.20       261,404     22,971      8.79
Other interest earning assets ................      8,642         386     4.47         4,915        245      4.98
                                                 --------------------               -------------------
   Total interest earning assets .............    424,303      28,741     6.77       356,279     28,662      8.04

Noninterest-earning assets:
Cash and due from banks ......................   $ 18,665                           $ 15,085
Premises and equipment, net ..................      9,308                              8,295
Other ........................................      8,777                              5,231
                                                 --------                           --------
   Total assets ..............................   $461,053                           $384,890
                                                 ========                           ========

   STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits .............   $104,021       1,962     1.89%    $ 86,639      2,918      3.37
Savings deposits .............................      8,597         112     1.30        6,707        132      1.97
Time deposits ................................    164,542       6,821     4.15      159,822      9,972      6.24
Short-term borrowings ........................     27,466         592     2.16       22,477        992      4.41
Federal Home Loan Bank advances ..............     41,310       2,048     4.96       24,324      1,463      6.01
Junior subordinated debentures ...............     12,000       1,134     9.45       12,000      1,135      9.46
Other borrowings .............................      3,846         201     5.23           --         --        --
                                                 --------------------              -------------------

   Total interest-bearing
   liabilities ...............................    361,782      12,870     3.56      311,969     16,612      5.32

Noninterest-bearing demand ...................     59,715                            45,902
Other noninterest-bearing
  liabilities ................................     10,143                             5,133
Total liabilities ............................    431,640                           363,004
Stockholders' equity .........................     29,413                            21,886
                                                 --------                          --------
   Total liabilities and
   stockholders' equity ......................   $461,053                          $384,890
                                                 ========                          ========

Net interest income ..........................              $ 15,871                            $ 12,050
                                                            ========                            ========

Net interest spread ..........................                            3.22%                             2.72%
                                                                         ======                            ======

Net interest margin ..........................                            3.74%                             3.38%
                                                                         ======                            ======
Ratio of average interest earning
  assets to average interest-
  bearing liabilities ........................    117.28%                           114.20%
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

C.  Analysis of Changes of Interest Income/Interest Expense


             For the years ended December 31, 2004, 2003 and 2002

                                                                                                 Components
                                                                                  Inc./(Dec.)   of Change (1)
                                                                                     from     ------------------
                                                                                  Prior Year   Rate      Volume
                                                                                  ------------------------------
                                                                                           2004 vs. 2003
                                                                                   -----------------------------
                                                                                       (Dollars in Thousands)
INTEREST INCOME
Federal funds sold .............................................................   $  (179)   $   (65)   $  (114)
Interest-bearing deposits at other financial institut(208)  ....................       (60)      (148)
Investment securities (2) ......................................................       938       (561)     1,499
Gross loans receivable (2) (3) .................................................     4,128     (2,066)     6,194
                                                                                   -----------------------------
          Total change in interest income ......................................   $ 4,679    $(2,752)   $ 7,431
                                                                                   =============================

INTEREST EXPENSE
Interest-bearing demand deposits ...............................................   $   (71)   $  (199)   $   128
Savings deposits ...............................................................        (8)       (19)        11
Time deposits ..................................................................       (75)      (842)       767
Short-term borrowings ..........................................................       882        197        685
Federal Home Loan Bank advances ................................................       208       (358)       566
Junior subordinated debentures .................................................       507       (346)       853
Other borrowings ...............................................................       (68)        22        (90)
                                                                                   -----------------------------
          Total change in interest expense .....................................   $ 1,375    $(1,545)   $ 2,920
                                                                                   -----------------------------

Total change in net interest income ............................................   $ 3,304    $(1,207)   $ 4,511
                                                                                   =============================

                                                                                                Components
                                                                                  Inc./(Dec.)   of Change (1)
                                                                                     from     -----------------
                                                                                  Prior Year   Rate      Volume
                                                                                  -----------------------------
                                                                                           2003 vs. 2002
                                                                                   -----------------------------
                                                                                       (Dollars in Thousands)
INTEREST INCOME
Federal funds sold .............................................................   $    26    $  (144)   $   170
Interest-bearing deposits at other financial institut(394)  ....................      (200)      (194)
Investment securities (2) ......................................................       (95)      (973)       878
Gross loans receivable (2) (3) .................................................     3,056     (2,692)     5,748
                                                                                   -----------------------------
          Total change in interest income ......................................   $ 2,593    $(4,009)   $ 6,602
                                                                                   -----------------------------

INTEREST EXPENSE
Interest-bearing demand deposits ...............................................   $  (301)   $  (772)   $   471
Savings deposits ...............................................................       (42)       (64)        22
Time deposits ..................................................................      (960)    (1,591)       631
Short-term borrowings ..........................................................      (141)      (251)       110
Federal Home Loan Bank advances ................................................       663       (355)     1,018
Junior subordinated debentures .................................................        --         --         --
Other borrowings ...............................................................        11        (93)       104
                                                                                   -----------------------------
          Total change in interest expense .....................................   $  (770)   $(3,126)   $ 2,356
                                                                                   -----------------------------

Total change in net interest income ............................................   $ 3,363    $  (883)   $ 4,246
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

For the six months ended December 31, 2002 and 2001

                                                                                               Components
                                                                                  Inc./(Dec.)   of Change (1)
                                                                                     from     ------------------
                                                                                  Prior Year   Rate      Volume
                                                                                  ------------------------------
                                                                                           2002 vs. 2001
                                                                                   -----------------------------
                                                                                       (Dollars in Thousands)
                                                                                          2002 vs. 2001
                                                                                  ------------------------------
INTEREST INCOME
Federal funds sold ............................................................   $   (63)   $  (146)   $    83
Certificates of deposit at other financial institutions .......................        (6)      (106)
Investment securities (2) .....................................................       278       (521)       799
Net loans receivable (2) (3) ..................................................     2,210     (3,330)     5,540
Other interest earning assets .................................................       (10)      (350)       340
                                                                                  -----------------------------
          Total change in interest income .....................................   $ 2,303    $(4,353)   $ 6,656
                                                                                  -----------------------------

INTEREST EXPENSE
Interest-bearing demand deposits ..............................................   $  (210)   $  (814)   $   604
Savings deposits ..............................................................       (12)       (49)        37
Time deposits .................................................................      (363)    (1,935)     1,572
Short-term borrowings .........................................................      (125)      (314)       189
Federal Home Loan Bank advances ...............................................       544       (502)     1,046
Junior subordinated debentures ................................................        --         --         --
Other borrowings ..............................................................        16        (56)        72
                                                                                  -----------------------------
          Total change in interest expense ....................................   $  (150)   $(3,670)   $ 3,520
                                                                                  -----------------------------
Total change in net interest income ...........................................   $ 2,453    $  (683)     3,136
                                                                                  =============================

                   For the years ended June 30, 2002 and 2001

                                                                                                Components
                                                                                  Inc./(Dec.)   of Change (1)
                                                                                     from     ------------------
                                                                                  Prior Year   Rate      Volume
                                                                                  ------------------------------
                                                                                           2002 vs. 2001
                                                                                   -----------------------------
                                                                                       (Dollars in Thousands)
INTEREST INCOME
Federal funds sold ............................................................   $(1,009)   $  (467)   $  (542)
Certificates of deposit at other financial institutions .......................         7       (119)
Investment securities (2) .....................................................    312.00       (292)       604
Net loans receivable (2) (3) ..................................................       747     (4,604)     5,351
Other interest earning assets .................................................       141        (27)       168
                                                                                  -----------------------------
          Total change in interest income .....................................        79    $(5,383)   $ 5,462
                                                                                  -----------------------------

INTEREST EXPENSE
Interest-bearing demand deposits ..............................................   $  (956)   $(1,461)   $   505
Savings deposits ..............................................................       (20)       (52)        32
Time deposits .................................................................    (3,151)    (3,438)       287
Short-term borrowings .........................................................      (400)      (586)       186
Federal Home Loan Bank advances ...............................................       585       (293)       878
Junior subordinated debentures ................................................        (1)        (1)        --
Other borrowings ..............................................................       201         --        201
                                                                                  -----------------------------
          Total change in interest expense ....................................   $(3,742)   $(5,831)   $ 2,089
                                                                                  -----------------------------
Total change in net interest income ...........................................   $ 3,821    $   448    $ 3,373
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

II.  Investment Portfolio

A.  Investment Securities

The following tables present the amortized cost and fair value of investment securities as of December 31, 2004, 2003 and 2002.

                                                     Gross       Gross
                                     Amortized   Unrealized  Unrealized      Fair
                                        Cost       Gains      (Losses)      Value
                                    ----------------------------------------------
                                                   (Dollars in Thousands)
December 31, 2004
----------------------------------
Securities held to maturity:
Municipal securities .............                                        $     --
Foreign bonds ....................        100            8         108
                                     ---------------------------------------------
     Totals ......................   $    100     $      8    $     --    $    108
                                     =============================================

Securities available for sale:
U.S. Treasury securities .........   $    100     $     (1)   $     99
U.S. agency securities ...........    114,649          368        (392)    114,625
Mortgage-backed securities .......      3,864           20         (19)      3,865
Municipal securities .............     15,923          654        (132)     16,445
Corporate securities .............      6,704          230          (9)      6,925
Trust preferred securities .......      1,149           94          --       1,243
Other securities .................      5,995          264          --       6,259
                                     ---------------------------------------------
     Totals ......................   $148,384     $  1,630    $   (553)   $149,461
                                     =============================================

December 31, 2003
----------------------------------
Securities held to maturity:
Municipal securities .............   $    250     $      4    $     --    $    254
Other bonds ......................        150           13          --         163
                                     ---------------------------------------------
     Totals ......................   $    400     $     17    $     --    $    417
                                     =============================================

Securities available for sale:
U.S. Treasury securities .........   $  1,002     $      3    $     --    $  1,005
U.S. agency securities ...........     86,732        1,105         (64)     87,773
Mortgage-backed securities .......      5,656           67          (8)      5,715
Municipal securities .............     15,664        1,018          (1)     16,681
Corporate securities .............      9,466          492          (4)      9,954
Trust preferred securities .......      1,350          105          --       1,455
Other securities .................      5,688          173          (1)      5,860
                                     ---------------------------------------------
     Totals ......................   $125,558     $  2,963    $    (78)   $128,443
                                     =============================================

December 31, 2002
----------------------------------
Securities held to maturity:
Municipal securities .............   $    250     $      9    $     --    $    259
Other bonds ......................        175           17          --         192
                                     ---------------------------------------------
     Totals ......................   $    425     $     26    $     --    $    451
                                     =============================================

Securities available for sale:
U.S. Treasury securities .........   $  1,017     $     20    $     --    $  1,037
U.S. agency securities ...........     47,535        1,702          (1)     49,236
Mortgage-backed securities .......      5,601          170           0       5,771
Municipal securities .............     13,941          978          --      14,919
Corporate securities .............      7,691          475          --       8,166
Trust preferred securities .......      1,350           93         (11)      1,432
Other securities .................        659           20         (11)        668
                                     ---------------------------------------------
     Totals ......................   $ 77,794     $  3,458    $    (23)   $ 81,229
                                     =============================================

The following tables present the amortized cost and fair value of investment securities as of June 30, 2002.

                                                        Gross       Gross
                                          Amortized  Unrealized  Unrealized     Fair
                                            Cost        Gains     (Losses)      Value
                                          -------------------------------------------
                                                    (Dollars in Thousands)
June 30, 2002
---------------------------------------
Securities held to maturity:
Municipal securities ..................   $   250    $     8     $    --      $   258
Other bonds ...........................       175          4          --          179
                                          -------------------------------------------
     Totals ...........................   $   425    $    12     $    --      $   437
                                          ===========================================

Securities available for sale:
U.S. Treasury securities ..............   $ 1,024    $     9     $    --      $ 1,033
U.S. agency securities ................    42,251      1,088          --       43,339
Mortgage-backed securities ............     5,758        124          --        5,882
Municipal securities ..................    13,664        538         (15)      14,187
Corporate securities ..................     9,291        191          (6)       9,476
Trust preferred securities ............     1,350        111         (15)       1,446
Other securities ......................       408         39          (4)         443
                                          -------------------------------------------
     Totals ...........................   $73,746    $ 2,100     $   (40)     $75,806
                                          ===========================================

B. Investment Securities, Maturities, and Yields

The following table presents the maturity of securities held on December 31, 2004 and the weighted average stated coupon rates by range of maturity:


                                                           Weighted
                                              Amortized    Average
                                                 Cost       Yield
                                             ----------------------
                                             (Dollars in Thousands)
U.S. Treasury securities:
  Within 1 year ...........................   $    100      1.66%
                                              ===================

U.S. Agency securities:
  Within 1 year ...........................   $ 13,995      2.91%
  After 1 but within 5 years ..............     95,590      3.36%
  After 5 but within 10 years .............      5,064      4.65%
                                              -------------------
          Total ...........................   $114,649      3.36%
                                              ===================

Mortgage-backed securities:
  Within 1 year ...........................   $     33      5.09%
  After 1 but within 5 years ..............      1,722      3.88%
  After 5 but within 10 years .............      2,109      4.37%
                                              -------------------
          Total ...........................   $  3,864      4.16%
                                              ===================

Municipal securities:
  Within 1 year ...........................   $    580      6.84%
  After 1 but within 5 years ..............      6,081      5.57%
  After 5 but within 10 years .............      6,857      7.13%
  After 10 years ..........................      2,405      7.84%
                                              -------------------
          Total ...........................   $ 15,923      6.63%
                                              ===================

Corporate securities:
  Within 1 year ...........................   $  2,001      4.29%
  After 1 but within 5 years ..............      4,703      5.66%
                                              -------------------
          Total ...........................   $  6,704      5.25%
                                              ===================

Trust preferred securities:
  After 10 years ..........................   $  1,149      8.81%
                                              ===================

Other bonds:
  After 1 but within 5 years ..............         50      5.30%
  After 5 but within 10 years .............         50      6.55%
                                              -------------------
          Total ...........................   $    100      5.93%
                                              ===================


Other securities with no maturity or
  stated face rate ........................   $  5,995
                                              =========

The following table presents the maturity of securities held on December 31, 2003 and the weighted average stated coupon rates by range of maturity:


                                                                       Weighted
                                                          Amortized     Average
                                                            Cost         Yield
                                                          ----------------------
                                                          (Dollars in Thousands)
U.S. Treasury securities:
  Within 1 year ................................          $ 1,002        3.20%
                                                          ======================

U.S. Agency securities:
  Within 1 year ................................          $12,563        3.58%
  After 1 but within 5 years ...................           60,976        2.91%
  After 5 but within 10 years ..................           13,193        2.94%
                                                          ----------------------
          Total ................................          $86,732        3.00%
                                                          ======================

Mortgage-backed securities:
  After 1 but within 5 years ...................          $ 2,508        4.02%
  After 5 but within 10 years ..................            3,148        4.67%
                                                          --------------------
          Total ................................          $ 5,656        4.38%
                                                          ====================

Municipal securities:
  Within 1 year ................................          $   750        6.25%
  After 1 but within 5 years ...................            4,757        6.36%
  After 5 but within 10 years ..................            5,599        6.83%
  After 10 years ...............................            4,808        7.83%
                                                          --------------------
          Total ................................          $15,914        6.96%
                                                          ====================

Corporate securities:
  Within 1 year ................................          $ 2,687        4.91%
  After 1 but within 5 years ...................            6,779        5.19%
                                                          --------------------
          Total ................................          $ 9,466        5.11%
                                                          ====================

Trust preferred securities:
  After 10 years ...............................          $ 1,350        8.92%
                                                          ====================


Other bonds:
  Within 1 year ................................          $    50        6.60%
  After 1 but within 5 years ...................               50        5.30%
  After 5 but within 10 years ..................               50        6.55%
                                                          --------------------
          Total ................................          $   150        6.15%
                                                          ====================

Other securities with no maturity or
  stated face rate .............................          $ 5,688
                                                          =======


C.  Investment Concentrations

At December 31, 2004 and 2003, there were no securities in the investment portfolio above (other than U.S. Government, U.S. Government agencies, and corporations) that exceeded 10% of the stockholders' equity.

III.  Loan Portfolio

A.  Types of Loans

The composition of the loan portfolio is presented as follows:

                                                                    December 31,                             June 30,
                                                         -----------------------------------    ------------------------------------
                                                            2004        2003          2002         2002        2001         2000
                                                         -----------------------------------    ------------------------------------
                                                                                  (Dollars in Thousands)

Commercial and commercial real estate ................   $ 532,517    $ 435,345    $ 350,206    $ 305,019    $ 209,933    $ 167,733
Real estate loans held for sale - residential
  mortgage ...........................................       3,499        3,790       23,691        8,498        5,824        1,122
Real estate - residential mortgage ...................      52,423       29,604       28,761       34,034       32,191       35,180
Real estate - construction ...........................       3,608        2,254        2,230        2,861        2,568        3,464
Installment and other consumer .......................      55,736       50,984       44,567       40,037       37,362       34,405
                                                         --------------------------------------------------------------------------
                Total loans ..........................     647,783      521,977      449,455      390,449      287,878      241,904

Deferred loan origination costs (fees), net ..........         568          494          281          145          (13)         (51)
Less allowance for estimated
        losses on loans ..............................      (9,262)      (8,643)      (6,879)      (6,111)      (4,248)      (3,617)
                                                         ---------------------------------------------------------------------------
                Net loans ............................   $ 639,089    $ 513,828    $ 442,857    $ 384,483    $ 283,617    $ 238,236
                                                         ===========================================================================

                                                                                    December 31,
                                                         ---------------------------------------------------------------------------
                                                            2004         2003         2002         2001         2000         1999
                                                         ---------------------------------------------------------------------------
                                                                               (Dollars in Thousands)

Commercial and commercial real estate ................   $ 532,517    $ 435,345    $ 350,206    $ 255,486    $ 186,952    $ 142,219
Real estate loans held for sale - residential
   mortgage ..........................................       3,499        3,790       23,691       13,470        1,627        1,177
Real estate - residential mortgage ...................      52,423       29,604       28,761       30,457       37,388       31,360
Real estate - construction ...........................       3,608        2,254        2,230        3,399        2,117        2,668
Installment and other consumer .......................      55,736       50,984       44,567       40,103       37,434       33,899
                                                         ---------------------------------------------------------------------------

                Total loans ..........................     647,783      521,977      449,455      342,915      265,518      211,323

Deferred loan origination costs (fees), net ..........         568          494          281           84          100           53
Less allowance for estimated
        losses on loans ..............................      (9,262)      (8,643)      (6,879)      (4,939)      (3,972)      (3,341)
                                                         ---------------------------------------------------------------------------
                Net loans ............................   $ 639,089    $ 513,828    $ 442,857    $ 338,060    $ 261,646    $ 208,035
                                                         ===========================================================================

III.  Loan Portfolio

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

                                                                                                        Maturities After One Year
                                                                                                      ------------------------------
At December 31, 2004                                       Due in one    Due after one    Due after   Predetermined     Adjustable
                                                          year or less  through 5 years    5 years    interest rates  interest rates
                                                          --------------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
Commercial and commercial real estate ....................   $167,946      $309,430       $ 55,141       $250,590       $113,981
Real estate loans held for sale - residential mortgage ...         --            --          3,499          3,471          28.00
Real estate - residential mortgage .......................      1,042           231         51,150          4,568         46,813
Real estate - construction ...............................      3,527            81             --             81             --
Installment and other consumer ...........................     13,760        40,334          1,642         28,638         13,338
                                                             -----------------------------------------------------------------------
                Total loans ..............................   $186,275      $350,076       $111,432       $287,348       $174,160
                                                             =======================================================================

                                                                                                        Maturities After One Year
                                                                                                      ------------------------------
At December 31, 2003                                       Due in one    Due after one    Due after   Predetermined     Adjustable
                                                          year or less  through 5 years    5 years    interest rates  interest rates
                                                          --------------------------------------------------------------------------
                                                                                   (Dollars in Thousands)

Commercial and commercial real estate ....................   $116,545      $273,007       $ 45,793      $241,491       $ 77,309
Real estate loans held for sale - residential mortgage ...         --            --          3,790         3,790             --
Real estate - residential mortgage .......................        964           218         28,422         7,241         21,399
Real estate - construction ...............................      2,174            80             --            80             --
Installment and other consumer ...........................     13,675        34,490          2,819        26,436         10,873
                                                             -----------------------------------------------------------------------
                Total loans ..............................   $133,358      $307,795       $ 80,824      $279,038       $109,581
                                                             =======================================================================

III. Loan Portfolio

C. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans

The following tables represent Nonaccrual, Past Due, Renegotiated Loans, and other Real Estate Owned:

                                                                December 31,                   June 30,
                                                       ----------------------------   ---------------------------
                                                         2004      2003       2002      2002     2001       2000
                                                       ----------------------------   ---------------------------
                                                                         (Dollars in Thousands)

Loans accounted for on nonaccrual basis ............   $ 7,608    $ 4,204   $ 4,608   $ 1,560   $ 1,232   $   383
Accruing loans past due 90 days or more ............     1,133        756       431       708       495       352
Other real estate owned ............................     1,925         --        --        --        47        --
Troubled debt restructurings .......................      --           --        --        --        --        --
                                                       ----------------------------------------------------------
               Totals ..............................   $10,666    $ 4,960   $ 5,039   $ 2,268   $ 1,774   $   735
                                                       ==========================================================

                                                                               December 31,
                                                       ----------------------------------------------------------
                                                         2004      2003       2002      2001     2000       1999
                                                       ----------------------------------------------------------
                                                                         (Dollars in Thousands)

Loans accounted for on nonaccrual basis ...........    $ 7,608   $ 4,204   $ 4,608    $ 1,846   $   655   $ 1,178
Accruing loans past due 90 days or more ...........      1,133       756       431      1,765     1,197       200
Other real estate owned ...........................      1,925        --        --         47        --        --
Troubled debt restructurings ......................        --         --        --         --        --        --
                                                       ----------------------------------------------------------
               Totals .............................    $10,666   $ 4,960   $ 5,039    $ 3,658   $ 1,852   $ 1,378
                                                       ==========================================================

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

3.   Foreign Outstandings. None.

4. Loan Concentrations. At December 31, 2004, there were no concentrations of loans exceeding 10% of the total loans which are not otherwise disclosed in
     Item III. A.

D.   Other Interest-Bearing Assets

There are no interest-bearing assets required to be disclosed here.

IV.  Summary of Loan Loss Experience

A. Analysis of the Allowance for Estimated Losses on Loans

The following tables summarize activity in the allowance for estimated losses on loans of the Company:

                                                                             Six months
                                                       Years ended             ended                    Years ended
                                                       December 31,         December 31,                  June 30,
                                                 -----------------------   -------------   -------------------------------------
                                                    2004         2003           2002           2002         2001          2000
                                                 -----------------------     ---------     -------------------------------------
                                                                      (Dollars in Thousands)

Average amount of loans outstanding,
  before allowance for estimated losses
  on loans ...................................   $ 587,450     $ 480,314     $ 419,104     $ 334,205     $ 265,350     $ 212,497

Allowance for estimated losses on loans:
Balance, beginning of fiscal period ..........       8,643         6,879         6,111         4,248         3,617         2,895
  Charge-offs:
    Commercial ...............................        (624)       (1,777)       (1,349)         (437)          (87)          (43)
    Real Estate ..............................         (49)           --            --            --            --            (7)
    Installment and other consumer ...........        (292)         (298)         (105)         (204)         (213)         (377)
                                                 --------------------------------------------------------------------------------
           Subtotal charge-offs ..............        (965)       (2,075)       (1,454)         (641)         (300)         (427)
                                                 -------------------------------------------------------------------------------

  Recoveries:
    Commercial ...............................         137           192             0           101             2             1
    Real Estate ..............................          --            --            --            --            --            --
    Installment and other consumer ...........          75           242            38           138            39            96
                                                 -------------------------------------------------------------------------------
           Subtotal recoveries ...............         212           434            38           239            41            97
                                                 -------------------------------------------------------------------------------

           Net charge-offs ...................        (753)       (1,641)       (1,416)         (402)         (259)         (330)
Provision charged to expense .................       1,372         3,405         2,184         2,265           890         1,052
                                                 -------------------------------------------------------------------------------
Balance, end of fiscal year ..................   $   9,262     $   8,643     $   6,879     $   6,111     $   4,248     $   3,617
                                                 ===============================================================================

Ratio of net charge-offs to average loans
  outstanding ................................       0.13%         0.34%         0.34%         0.12%         0.10%         0.16%


                                                                                   Years Ended
                                                                                   December 31,
                                                 -------------------------------------------------------------------------------
                                                    2004         2003           2002           2001         2000          1999
                                                 -------------------------------------------------------------------------------
                                                                              (Dollars in Thousands)

Average amount of loans outstanding,
  before allowance for estimated losses
  on loans ...................................   $ 587,450     $ 480,314     $ 387,936     $ 294,708     $ 237,947     $ 199,401

Allowance for estimated losses on loans:
Balance, beginning of fiscal period ..........       8,643         6,879         4,939         3,972         3,341         2,629
  Charge-offs:
    Commercial ...............................        (624)       (1,777)       (1,455)         (332)          (87)          (57)
    Real Estate ..............................         (49)           --            --            --            --           (32)
    Installment and other consumer ...........        (292)         (298)         (214)         (205)         (355)         (342)
                                                 -------------------------------------------------------------------------------
           Subtotal charge-offs ..............        (965)       (2,075)       (1,669)         (537)         (442)         (431)
                                                 -------------------------------------------------------------------------------

  Recoveries:
    Commercial ...............................         137           192            73            29             2             4
    Real Estate ..............................          --            --            --            --            --            --
    Installment and other consumer ...........          75           242           126            66            71           102
                                                 -------------------------------------------------------------------------------
           Subtotal recoveries ...............         212           434           199            95            73           106
                                                 -------------------------------------------------------------------------------

           Net charge-offs ...................        (753)       (1,641)       (1,470)         (442)         (369)         (325)
Provision charged to expense .................       1,372         3,405         3,410         1,409         1,000         1,037
                                                 -------------------------------------------------------------------------------
Balance, end of fiscal year ..................   $   9,262     $   8,643     $   6,879     $   4,939     $   3,972     $   3,341
                                                 ===============================================================================

Ratio of net charge-offs to average loans
  outstanding ................................        0.13%         0.34%         0.38%         0.15%         0.16%         0.16%

B. Allocation of the Allowance for Estimated Losses on Loans

The following tables present the allowance for the estimated losses on loans by type of loans and the percentage of loans in each category to total loans:

                                                           December 31, 2004       December 31, 2003        December 31, 2002
                                                         ---------------------------------------------------------------------------
                                                                   % of Loans                 % of Loans                % of Loans
                                                         Amount  to Total Loans    Amount   to Total Loans   Amount   to Total Loans
                                                         ---------------------------------------------------------------------------
                                                                                        (Dollars in Thousands)
Commercial and commercial real estate................    $ 8,423      82.21%      $ 7,676       83.40%       $ 6,176      77.91%
Real estate loans held for sale - residential
  mortgage ..........................................         17       0.54%            4        0.73%            24       5.27%
Real estate - residential mortgage ..................        205       8.09%          272        5.67%           159       6.40%
Real estate - construction ..........................         21       0.56%           11        0.43%            11       0.50%
Installment and other consumer ......................        591       8.60%          678        9.77%           507       9.92%
Unallocated .........................................          5       0.00%            2           NA             2          NA
                                                         ---------------------------------------------------------------------------
        Total .......................................    $ 9,262     100.00%      $ 8,643      100.00%       $ 6,879     100.00%
                                                         ===========================================================================


                                                             June 30, 2002             June 30, 2001           June 30, 2000
                                                         ---------------------------------------------------------------------------
                                                                   % of Loans                 % of Loans                % of Loans
                                                         Amount  to Total Loans    Amount   to Total Loans   Amount   to Total Loans
                                                         ---------------------------------------------------------------------------
                                                                                        (Dollars in Thousands)

Commercial and commercial real estate................    $ 5,240      78.12%      $ 3,231       72.92%       $ 2,863      69.33%
Real estate loans held for sale - residential
  mortgage ..........................................          1       2.18%           --        2.02%            --       0.46%
Real estate - residential mortgage ..................        302       8.72%          182       11.18%           121      14.55%
Real estate - construction ..........................         14       0.73%           --        0.89%             9       1.43%
Installment and other consumer ......................        554      10.25%          835       12.99%           618      14.23%
Unallocated .........................................         --          NA           --           NA             6          NA
                                                         ---------------------------------------------------------------------------
        Total .......................................    $ 6,111     100.00%     $ 4,248       100.00%       $ 3,617     100.00%
                                                         ===========================================================================


                                                           December 31, 2004       December 31, 2003        December 31, 2002
                                                         ---------------------------------------------------------------------------
                                                                   % of Loans                 % of Loans                % of Loans
                                                         Amount  to Total Loans    Amount   to Total Loans   Amount   to Total Loans
                                                         ---------------------------------------------------------------------------
                                                                                        (Dollars in Thousands)

Commercial and commercial real estate................    $ 8,423      82.21%     $ 7,676        83.40%       $ 6,176      77.91%
Real estate loans held for sale - residential
  mortgage ..........................................         17       0.54%           4         0.73%            24       5.27%
Real estate - residential mortgage ..................        205       8.09%         272         5.67%           159       6.40%
Real estate - construction ..........................         21       0.56%          11         0.43%            11       0.50%
Installment and other consumer ......................        591       8.60%         678         9.77%           507       9.92%
Unallocated .........................................          5       0.00%           2            NA             2          NA
                                                         ---------------------------------------------------------------------------
        Total .......................................    $ 9,262     100.00%     $ 8,643       100.00%       $ 6,879     100.00%
                                                         ===========================================================================


                                                           December 31, 2001       December 31, 2000        December 31, 1999
                                                         ---------------------------------------------------------------------------
                                                                   % of Loans                 % of Loans                % of Loans
                                                         Amount  to Total Loans    Amount   to Total Loans   Amount   to Total Loans
                                                         ---------------------------------------------------------------------------
                                                                                        (Dollars in Thousands)

Commercial and commercial real estate................    $ 4,305      74.50%     $ 3,339        70.41%       $ 2,674      67.30%
Real estate loans held for sale - residential
  mortgage ..........................................         14       3.93%           2         0.61%             1       0.56%
Real estate - residential mortgage ..................        140       8.88%         183        14.08%            62      14.84%
Real estate - construction ..........................         17       0.99%          11         0.80%            13       1.26%
Installment and other consumer ......................        461      11.70%         437        14.10%           585      16.04%
Unallocated .........................................          2          NA           -            NA             6          NA
                                                         ---------------------------------------------------------------------------
        Total .......................................    $ 4,939     100.00%     $ 3,972       100.00%       $ 3,341     100.00%
                                                         ===========================================================================

V. Deposits.

The average amount of and average rate paid for the categories of deposits for the years ended December 31, 2004, 2003, and 2002, six months ended December 31, 2002 and 2001, and the years ended June 30, 2002 and 2001 are discussed in the consolidated average balance sheets and can be found on pages 2,3, and 4 of Appendix B.

Included in interest bearing deposits at December 31, 2004, 2003 and 2002, and June 30, 2002 and 2001 were certificates of deposit totaling $165,685,917, $73,799,534, $69,373,970, $62,919,139, and $50,298,559 respectively, that were
$100,000 or greater. Maturities of these certificates were as follows:

                                                                                         December 31,                  June 30,
                                                                                ------------------------------   -------------------
                                                                                   2004      2003       2002       2002       2001
                                                                                ------------------------------   -------------------
                                                                                                 (Dollars in Thousands)
One to three months .........................................................   $ 39,352   $ 28,120   $ 28,053   $ 18,223   $ 20,949
Three to six months .........................................................     60,456     21,176     20,713     11,202     11,488
Six to twelve months ........................................................     40,699     17,600     12,591     24,464     12,973
Over twelve months ..........................................................     25,179      6,904      8,017      9,030      4,889
                                                                                ----------------------------------------------------
        Total certificates of
        deposit greater than $100,000 .......................................   $165,686   $ 73,800   $ 69,374   $ 62,919   $ 50,299
                                                                                ====================================================


                                                                                                December 31,
                                                                                -----------------------------------------
                                                                                  2004       2003       2002       2001
                                                                                -----------------------------------------
                                                                                         (Dollars in Thousands)

One to three months .........................................................   $ 39,352   $ 28,120   $ 28,053   $ 33,024
Three to six months .........................................................     60,456     21,176     20,713     20,360
Six to twelve months ........................................................     40,699     17,600     12,591      3,640
Over twelve months ..........................................................     25,179      6,904      8,017      6,388
                                                                                -----------------------------------------
        Total certificates of
        deposit greater than $100,000 .......................................   $165,686   $ 73,800   $ 69,374   $ 63,412
                                                                                =========================================

VI. Return on Equity and Assets.

The following tables present the return on assets and equity and the equity to assets ratio of the Company:

                                                                                           Six months
                                                                    Years ended              ended               Years ended
                                                                    December 31,          December 31,             June 30,
                                                             --------------------------   ------------    --------------------------
                                                                 2004          2003           2002            2002         2001
                                                             --------------------------    -----------    --------------------------
                                                                                      (Dollars in Thousands)
Average total assets .....................................   $   799,527    $   660,052    $   567,017    $   461,053    $   384,890
Average equity ...........................................        43,890         39,213         34,720         29,413         21,886
Net income ...............................................         5,217          5,461          3,196          2,962          2,396
Return on average assets .................................         0.65%          0.83%          1.13%          0.64%          0.62%
Return on average equity .................................        11.89%         13.93%         18.40%         10.07%         10.95%
Dividend payout ratio ....................................         6.50%          5.34%          3.90%             NA             NA
Average equity to average assets ratio ...................         5.49%          5.94%          6.12%          6.38%          5.69%

                                                                                   Years ended
                                                                                   December 31,
                                                             --------------------------------------------------------
                                                                2004            2003           2002           2001
                                                             --------------------------------------------------------
                                                                              (Dollars in Thousands)

Average total assets .....................................   $   799,527    $   660,052    $   531,480    $   413,611
Average equity ...........................................        43,890         39,213         32,939         25,440
Net income ...............................................         5,217          5,461          4,821          2,729
Return on average assets .................................         0.65%          0.83%          0.91%          0.66%
Return on average equity .................................        11.89%         13.93%         14.64%         10.73%
Dividend payout ratio ....................................         6.50%          5.34%          2.86%             NA
Average equity to average assets ratio ...................         5.49%          5.94%          6.20%          6.15%

VII. Short Term Borrowings.

The information requested is disclosed in the Notes to the December 31, 2004 Consolidated Financial Statements in Note 7.