Form 10-Q
period 2005-03-31
QCR HOLDINGS INC
filed 2005-05-11
CIK 906465

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

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

                                 (309) 736-3580
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 1, 2005, the Registrant had outstanding 4,513,355 shares of common stock, $1.00 par value per share.

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number

Part I     FINANCIAL INFORMATION

           Item 1     Consolidated Financial Statements (Unaudited)

                      Consolidated Balance Sheets,
                      March 31, 2005 and December 31, 2004                     3

                      Consolidated Statements of Income,
                      For the Three Months Ended March 31, 2005 and 2004       4

                      Consolidated Statements of Cash Flows,
                      For the Three Months Ended March 31, 2005 and 2004       5

                      Notes to Consolidated Financial Statements            6-11

           Item 2     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        12-25

           Item 3     Quantitative and Qualitative Disclosures                25
                      About Market Risk

           Item 4 Controls and Procedures                                     26

Part II    OTHER INFORMATION

           Item 1     Legal Proceedings                                       27

           Item 2     Unregistered Sales of Issuer Securities and Use
                      of Proceeds                                             27

           Item 3     Defaults Upon Senior Securities                         27

           Item 4     Submission of Matters to a Vote of Security Holders     27

           Item 5     Other Information                                       27

           Item 6     Exhibits                                                28

           Signatures                                                      38-39

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      March 31, 2005 and December 31, 2004

                                                                March 31,       December 31,
                                                                  2005             2004
                                                              ------------------------------
ASSETS
Cash and due from banks ...................................   $  26,002,365    $  21,372,342
Federal funds sold ........................................       7,995,000        2,890,000
Interest-bearing deposits at financial institutions .......       2,144,789        3,857,563

Securities held to maturity, at amortized cost ............         100,000          100,000
Securities available for sale, at fair value ..............     153,641,486      149,460,886
                                                              ------------------------------
                                                                153,741,486      149,560,886
                                                              ------------------------------

Loans receivable held for sale ............................       4,151,955        3,498,809
Loans receivable held for investment ......................     648,484,554      644,852,018
Less: Allowance for estimated losses on loans .............      (8,840,593)      (9,261,991)
                                                              ------------------------------
                                                                643,795,916      639,088,836
                                                              ------------------------------

Premises and equipment, net ...............................      21,233,934       18,100,590
Accrued interest receivable ...............................       4,383,674        4,072,762
Bank-owned life insurance .................................      16,703,559       15,935,000
Other assets ..............................................      15,861,197       15,205,568
                                                              ------------------------------

        Total assets ......................................   $ 891,861,920    $ 870,083,547
                                                              ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing ....................................   $ 102,772,615    $ 109,361,817
   Interest-bearing .......................................     485,474,965      478,653,866
                                                              ------------------------------
     Total deposits .......................................     588,247,580      588,015,683
                                                              ------------------------------

Short-term borrowings .....................................     119,914,076      104,771,178
Federal Home Loan Bank advances ...........................      91,967,631       92,021,877
Other borrowings ..........................................      11,000,000        6,000,000
Junior subordinated debentures ............................      20,620,000       20,620,000
Other liabilities .........................................       8,543,933        7,881,009
                                                              ------------------------------
        Total liabilities .................................     840,293,220      819,309,747
                                                              ------------------------------


STOCKHOLDERS' EQUITY
Common stock, $1 par value;  shares authorized 10,000,000 .       4,509,883        4,496,730
   March 2005 - 4,509,883 shares issued and outstanding,
   December 2004 - 4,496,730 shares issued and outstanding,
Additional paid-in capital ................................      20,491,238       20,329,033
Retained earnings .........................................      26,602,417       25,278,666
Accumulated other comprehensive income (loss) .............         (34,838)         669,371
                                                              ------------------------------
        Total stockholders' equity ........................      51,568,700       50,773,800
                                                              ------------------------------
        Total liabilities and stockholders' equity ........   $ 891,861,920    $ 870,083,547
                                                              ==============================

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           Three Months Ended March 31


                                                                         2005         2004
                                                                     -------------------------
Interest and dividend income:
  Loans, including fees ..........................................   $ 9,320,244   $ 7,468,485
  Securities:
    Taxable ......................................................     1,165,022       991,405
    Nontaxable ...................................................       136,243       142,812
  Interest-bearing deposits at financial institutions ............        40,887        71,515
  Federal funds sold .............................................        17,593         4,590
                                                                     -------------------------
        Total interest and dividend income .......................    10,679,989     8,678,807
                                                                     -------------------------

Interest expense:
  Deposits .......................................................     2,445,159     1,503,181
  Short-term borrowings ..........................................       466,119       142,250
  Federal Home Loan Bank advances ................................       849,609       800,135
  Other borrowings ...............................................       101,285        35,878
  Junior subordinated debentures .................................       329,478       421,425
                                                                     -------------------------
        Total interest expense ...................................     4,191,650     2,902,869
                                                                     -------------------------

        Net interest income ......................................     6,488,339     5,775,938

Provision for loan losses ........................................       301,206       856,841
                                                                     -------------------------
          Net interest income after provision for loan losses ....     6,187,133     4,919,097
                                                                     -------------------------

Noninterest income:
  Merchant credit card fees, net of processing costs .............       418,959       539,198
  Trust department fees ..........................................       735,143       680,804
  Deposit service fees ...........................................       381,266       409,344
  Gains on sales of loans, net ...................................       259,836       261,418
  Earnings on cash surrender value of life insurance .............       178,727        95,216
  Investment advisory and management fees ........................       140,179       125,675
  Other ..........................................................       604,510       252,627
                                                                     -------------------------
        Total noninterest income .................................     2,718,620     2,364,282
                                                                     -------------------------

Noninterest expenses:
  Salaries and employee benefits .................................     3,896,367     3,151,801
  Professional and data processing fees ..........................       612,796       465,276
  Advertising and marketing ......................................       260,179       213,792
  Occupancy and equipment expense ................................       975,953       730,990
  Stationery and supplies ........................................       147,778       136,945
  Postage and telephone ..........................................       196,315       166,280
  Bank service charges ...........................................       118,473       137,842
  Insurance ......................................................       153,155       106,040
  Loss on redemption of junior subordinated debentures ...........       747,490
  Other ..........................................................       593,834       238,178
                                                                     -------------------------
        Total noninterest expenses ...............................     6,954,850     6,094,634
                                                                     -------------------------

        Income before income taxes ...............................     1,950,903     1,188,745
Federal and state income taxes ...................................       627,153       352,828
                                                                     -------------------------
        Net income ...............................................   $ 1,323,750   $   835,917
                                                                     =========================

Earnings per common share:
  Basic ..........................................................   $      0.29   $      0.20
  Diluted ........................................................   $      0.29   $      0.19
  Weighted average common shares outstanding .....................     4,503,312     4,214,475
  Weighted average common and common equivalent ..................     4,611,299     4,338,620
    shares outstanding

Cash dividends declared per common share .........................   $      0.00   $      0.00
                                                                     =========================

Comprehensive income .............................................   $   619,541   $ 1,022,604
                                                                     =========================

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           Three Months Ended March 31


                                                                             2005         2004
                                                                        ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ........................................................   $  1,323,750    $    835,917
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ....................................................        426,759         329,183
    Provision for loan losses .......................................        301,206         856,841
    Amortization of offering costs on subordinated debentures .......          3,579           7,196
    Loss on redemption of junior subordinated debentures ............              0         747,490
    Amortization of premiums on securities, net .....................        173,621         310,661
    Loans originated for sale .......................................    (18,144,695)    (20,203,620)
    Proceeds on sales of loans ......................................     17,751,385      19,799,430
    Net gains on sales of loans .....................................       (259,836)       (261,418)
    Tax benefit of nonqualified stock options exercised .............         52,828          83,301
    Increase in accrued interest receivable .........................       (310,912)       (157,703)
    Increase in other assets ........................................       (242,045)     (2,650,990)
    Increase (decrease) in other liabilities ........................        842,790        (355,762)
                                                                        ----------------------------
        Net cash provided by (used in) operating activities .........   $  1,918,430    $   (659,474)
                                                                        ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in federal funds sold .....................   $ (5,105,000)   $    410,000
  Net decrease in interest-bearing deposits at financial institutions      1,712,774       1,173,835
  Activity in securities portfolio:
    Purchases .......................................................    (15,987,703)    (16,913,019)
    Calls and maturities ............................................     10,235,000      13,950,000
    Paydowns ........................................................        277,110         360,673
  Activity in bank-owned life insurance:
    Purchases .......................................................       (589,812)    (11,950,717)
    Increase in cash value ..........................................       (178,747)        (89,639)
  Net loans originated and held for investment ......................     (4,355,140)    (38,551,733)
  Purchase of premises and equipment ................................     (3,560,103)     (1,250,899)
  Proceeds from sales of premises and equipment .....................              0           4,382
                                                                        ----------------------------
        Net cash used in investing activities .......................   $(17,551,621)   $(52,857,117)
                                                                        ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit accounts ..................................   $    231,897    $    581,586
  Net increase in short-term borrowings .............................     15,142,898      34,063,897
  Activity in Federal Home Loan Bank advances:
    Advances ........................................................             --      18,000,000
    Payments ........................................................        (54,246)     (6,051,657)
  Net increase (decrease) in other borrowings .......................      5,000,000     (10,000,000)
  Proceeds from issuance of junior subordinated debentures ..........             --      20,620,000
  Payment of cash dividends .........................................       (179,866)       (167,838)
  Proceeds from issuance of common stock, net .......................        122,531          25,458
                                                                        ----------------------------
        Net cash provided by financing activities ...................   $ 20,263,214    $ 57,071,446
                                                                        ----------------------------

        Net increase in cash and due from banks .....................   $  4,630,023    $  3,554,855
Cash and due from banks, beginning ..................................     21,372,342      24,427,573
                                                                        ----------------------------
Cash and due from banks, ending .....................................   $ 26,002,365    $ 27,982,428
                                                                        ============================

Supplemental disclosure of cash flow information,
  cash payments for:
  Interest ..........................................................   $  3,823,467    $  3,778,526
                                                                        ============================

  Income/franchise taxes ............................................   $     29,851    $     44,635
                                                                        ============================
Supplemental schedule of noncash investing activities:
  Change in accumulated other comprehensive income,
    unrealized gains (losses) on securities available for sale, net .   $   (704,209)   $    186,687
                                                                        ============================

See Notes to Consolidated Financial Statements

Part I
Item 1

                               QCR HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform with the current period presentation.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of QCR Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company ("Quad City Bank & Trust"), Cedar Rapids Bank and Trust Company ("Cedar Rapids Bank & Trust"), Rockford Bank and Trust Company ("Rockford Bank & Trust"), Quad City Bancard, Inc. ("Bancard"), and Quad City Liquidation Corporation ("QCLC"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also wholly owns QCR Holdings Statutory Trust II ("Trust II"), QCR Holdings Statutory Trust III ("Trust III"), and QCR Holdings Statutory Trust IV ("Trust IV"). (See also Note 7 regarding Trust IV.) These three entities were established by the Company for the sole purpose of issuing trust preferred securities. As required by a ruling of the Securities and Exchange Commission in December 2003, the Company's equity investments in these entities are not consolidated, but are included in other assets on the consolidated balance sheet for $620 thousand in aggregate at March 31, 2005. In addition to these eight wholly owned subsidiaries, the Company has an aggregate investment of $308 thousand in three associated companies, Nobel Electronic Transfer, LLC, Nobel Real Estate Investors, LLC, and Velie Plantation Holding Company. The Company owns 20% equity positions in each of these associated companies.

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

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2005            2004
                                                    ---------------------------

Net income, as reported .......................     $1,323,750       $  835,917
  Deduct total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects ...........        (44,244)        (33,699)
                                                     --------------------------
        Net income .............................     $1,279,506      $  802,218
                                                     ==========================

Earnings per share:
  Basic:
    As reported ................................     $     0.29      $     0.20
    Pro forma ..................................     $     0.28      $     0.19
  Diluted:
    As reported ................................     $     0.29      $     0.19
    Pro forma ..................................     $     0.28      $     0.19

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions for grants during the three months ended March 31, 2005 and 2004: dividend rate of 0.36% to 0.43%; expected price volatility of 24.25% to 24.81%; risk-free interest rate based upon current rates at the date of grants (4.10% to 4.57% for stock options and 0.95% to 2.47% for the employee stock purchase plan); and expected lives of 10 years for stock options and 3 months to 6 months for the employee stock purchase plan.

NOTE 2 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                                          Three months ended
                                                               March 31,
                                                     ---------------------------
                                                        2005              2004
                                                     ---------------------------
Net income, basic and diluted
  Earnings ...................................       $1,323,750       $  835,917
                                                     ===========================
Weighted average common shares
  Outstanding ................................        4,503,312        4,214,475
Weighted average common shares
  issuable upon exercise of stock
  options and under the
  employee stock purchase plan ...............          107,987          124,145
                                                     ---------------------------
Weighted average common and
  common equivalent shares
  outstanding ................................        4,611,299        4,338,620
                                                     ===========================

NOTE 3 - BUSINESS SEGMENT INFORMATION

Selected financial information on the Company's business segments is presented as follows for the three-month periods ended March 31, 2005 and 2004, respectively.

                                                       Three months ended
                                                            March 31,
                                               ---------------------------------
                                                    2005                2004
                                               ---------------------------------
Revenue:
  Commercial banking:
    Quad City Bank & Trust .............       $  8,602,346        $  7,621,755
    Cedar Rapids Bank & Trust ..........          3,258,266           2,027,790
    Rockford Bank & Trust ..............             56,987                   0
   Credit card processing ..............            472,980             584,679
   Trust management ....................            735,143             680,804
   All other ...........................            272,887             128,061
                                               --------------------------------
        Total revenue ..................       $ 13,398,609        $ 11,043,089
                                               ================================

Net income (loss):
  Commercial banking:
    Quad City Bank & Trust .............       $  1,363,014        $  1,127,201
    Cedar Rapids Bank & Trust ..........            377,699             142,418
    Rockford Bank & Trust ..............           (378,724)                  0
  Credit card processing ...............            117,556             244,864
  Trust management .....................            198,188             199,475
  All other ............................           (353,983)           (878,041)
                                               --------------------------------
        Total net income ...............       $  1,323,750        $    835,917
                                               ================================

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

Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At March 31, 2005 and December 31, 2004, no amounts were recorded as liabilities for the banks' potential obligations under these guarantees.

As of March 31, 2005 and December 31, 2004, commitments to extend credit aggregated were $259.7 million and $257.6 million, respectively. As of March 31, 2005 and December 31, 2004, standby, commercial and similar letters of credit aggregated were $12.2 million and $12.7 million, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amounts of $4.2 million and $3.5 million, at March 31, 2005 and December 31, 2004, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements also contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company's subsidiary banks, the Company had $32.4 million and $35.6 million of sold residential mortgage loans with recourse provisions still in effect at March 31, 2005 and December 31, 2004, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the quarter ended March 31, 2005 or the year ended December 31, 2004. In the opinion of management, the risk of recourse to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

During 2004, Quad City Bank & Trust joined the Federal Home Loan Bank's (FHLB) Mortgage Partnership Finance (MPF) Program, which offers a "risk-sharing" alternative to selling residential mortgage loans to investors in the secondary market. Lenders funding mortgages through the MPF Program manage the credit risk of the loans they originate. The loans are subsequently funded by the FHLB and held within their portfolio, thereby managing the liquidity, interest rate, and prepayment risks of the loans. Lenders participating in the MPF Program receive monthly credit enhancement fees for managing the credit risk of the loans they originate. Any credit losses incurred on those loans will be absorbed first by private mortgage insurance, second by an allowance established by the FHLB, and third by withholding monthly credit enhancements due to the participating lender. At March 31, 2005, Quad City Bank & Trust had funded $13.0 million of mortgages through the FHLB's MPF Program with an attached credit exposure of $258 thousand. At December 31, 2004, Quad City Bank & Trust had funded $11.7 million of mortgages through the FHLB's MPF Program with an attached credit exposure of $240 thousand. In conjunction with its participation in this program, Quad City Bank & Trust had an allowance for credit losses on these off-balance sheet exposures of $45 thousand and $11 thousand at March 31, 2005 and December 31, 2004, respectively.

Bancard is subject to the risk of cardholder chargebacks and its merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant. In August of 2004 Bancard began making monthly provisions to an allowance for chargeback losses in an amount equal to 5 basis points of the month's dollar volume of merchant credit card activity. Management will continually monitor merchant credit card activity and Bancard's level of the allowance for chargeback losses. At March 31, 2005 and December 31, 2004, Bancard had a merchant chargeback reserve of $103 thousand and $164 thousand, respectively.

The Company also has a limited guarantee to MasterCard International, Incorporated, which is backed by a $750 thousand letter of credit from The Northern Trust Company. As of March 31, 2005 and December 31, 2004, there were no significant pending liabilities.

NOTE 5 - JUNIOR SUBORDINATED DEBENTURES

In June 1999, the Company issued 1,200,000 shares of 9.2% cumulative trust preferred securities through a newly formed subsidiary, Trust I, which used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. These securities were $12.0 million at December 31, 2003. In February 2004, the Company issued, in a private transaction, $12.0 million of fixed/floating rate capital securities and $8.0 million of floating rate capital securities through two newly formed subsidiaries, Trust II and Trust III, respectively. The securities issued by Trust II and Trust III mature in thirty years. The fixed/floating rate capital securities are callable at par after seven years, and the floating rate capital securities are callable at par after five years. The fixed/floating rate capital securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they have a variable rate based on the three-month LIBOR, reset quarterly, and the floating rate capital securities have a variable rate based on the three-month LIBOR, reset quarterly, with the rate currently set at 5.94%. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $12.4 million and $8.2 million, respectively. In February 2004, the Federal Reserve provided confirmation to the Company for their treatment of these new issuances as Tier 1 capital for regulatory capital purposes, subject to current established limitations. These securities were $20.0 million in aggregate at March 31, 2005. On June 30, 2004, the Company redeemed the $12.0 million of 9.2% cumulative trust preferred securities issued by Trust I in 1999. During 2004, the Company recognized a loss of $747 thousand on the redemption of these trust preferred securities at their earliest call date, which resulted from the one-time write-off of unamortized costs related to the original issuance of the securities in 1999.

See also Note 7 regarding Trust IV and the related increase in junior subordinated debentures subsequent to March 31, 2005.

NOTE 6 - RECENT ACCOUNTING DEVELOPMENTS

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

In December 2004, FASB published Statement No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)") FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options and shares under employee stock purchase plans, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Statement was originally effective at the beginning of the Company's third quarter in 2005, however, in April 2005 the adoption of a new rule, by the Securities and Exchange Commission, changed the dates for compliance with this standard. The Company will now be required to implement Statement No. 123(R) beginning January 1, 2006.

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

NOTE 7 - SUBSEQUENT EVENT

On May 5, 2005, the Company announced the issuance of $5.0 million of floating rate capital securities (the "Trust Preferred Securities") of QCR Holdings Statutory Trust IV. The securities represent the undivided beneficial interest in Trust IV, which was established by the Company for the sole purpose of issuing the Trust Preferred Securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act.

The securities issued by Trust IV mature in thirty years, but are callable at par after five years. The Trust Preferred Securities have a variable rate based on the three-month LIBOR, reset quarterly, with the initial rate set at 5.02%. Interest is payable quarterly. Trust IV used the $5.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $155 thousand of proceeds from its own equity, to purchase $5.2 million of junior subordinated debentures of the Company. The Company will treat these new issuances as Tier 1 capital for regulatory capital purposes, subject to current established limitations. The Company incurred no issuance costs, as a result of the transaction. The Company intends to use its net proceeds for general corporate purposes, including the possible paydown of its other borrowings.

Part I
Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

QCR Holdings, Inc. is the parent company of Quad City Bank & Trust, Cedar Rapids Bank & Trust, Rockford Bank & Trust, and Quad City Bancard, Inc.

Quad City Bank & Trust and Cedar Rapids Bank & Trust are Iowa-chartered commercial banks, and Rockford Bank & Trust is an Illinois-chartered commercial bank. All are members of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation. Quad City Bank & Trust commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. Cedar Rapids Bank & Trust commenced operations in 2001 and provides full-service commercial and consumer banking service to Cedar Rapids and adjacent communities through its office located in the GreatAmerica Building in downtown Cedar Rapids, Iowa. In early summer of 2005, Cedar Rapids Bank & Trust is scheduled to open its first branch location in northern Cedar Rapids, and in mid 2005 it plans to relocate its headquarters to a new facility in downtown Cedar Rapids. Rockford Bank & Trust commenced operations in January 2005 and provides full-service commercial and consumer banking service to Rockford and adjacent communities through its office located in downtown Rockford.

Bancard provides merchant and cardholder credit card processing services. In October 2002, the Company sold Bancard's independent sales organization (ISO) related merchant credit card operations to iPayment, Inc. Until September 24, 2003, Bancard continued to temporarily process transactions for iPayment, Inc., and approximately 32,500 merchants. Since iPayment, Inc. discontinued processing with Bancard, processing volumes have decreased significantly. Bancard provides credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks.

OVERVIEW

Net income for the first three months of 2005 was $1.3 million as compared to net income of $836 thousand for the same period in 2004, an increase of $488 thousand, or 58%. Basic and diluted earnings per share for the first three months of 2005 were each $0.29 compared to $0.20 basic and $0.19 diluted earnings per share for the first quarter of 2004. For the three months ended March 31, 2005, total revenue experienced an improvement of $2.4 million when compared to the same period in 2004. Contributing to this 21% improvement in revenue for the Company were increases in net interest income of $712 thousand, or 12%, and in noninterest income of $355 thousand, or 15%. Also, positively impacting earnings was a decline in the provision for loan losses of $556 thousand, or 65%. The first three months of 2005 reflected an increase in noninterest expense of 14%, when compared to the same period in 2004. The increase in noninterest expense was predominately due to a combination of expense incurred on other real estate owned and operating expense related to the start-up of the Company's third bank charter in Rockford, Illinois. After-tax income at Quad City Bank & Trust and Cedar Rapids Bank & Trust showed improvement of $224 thousand and $212 thousand, respectively, for the first quarter of 2005, as compared to the same period in 2004. Cedar Rapids Bank & Trust also experienced significant asset growth, as total assets grew to $238.4 million at March 31, 2005 from $171.0 million at March 31, 2004.

Earnings for the first quarter of 2004 were impacted by the write-off of $747 thousand of unamortized issuance costs associated with the redemption of $12.0 million of trust preferred securities originally issued in 1999. The write-off of these costs, combined with the additional interest costs of supporting both the original and new securities issued in February 2004, resulted in an after-tax reduction to net income during the first quarter of 2004 of $558 thousand, or $0.13 in diluted earnings per share. Excluding the one-time write-off of these unamortized issuance costs and the additional interest costs of the new securities, net income for the three months ended March 31, 2004 would have been $1.4 million. Although excluding the impact of this event is a non-GAAP measure, we believe that it is important to provide such information due to the non-recurring nature of this expense and to more accurately compare the results of the periods presented. Management believes that the refinancing strategy will continue to provide significant long-term benefits to the Company as the new fixed rate securities were issued at a rate of 6.93% for the first seven years and the floating rate securities currently carry a rate of 5.94%, as compared to a rate of 9.2% on the 1999 fixed rate securities

On May 5, 2005, the Company announced the issuance of $5.0 million of floating rate capital securities of QCR Holdings Statutory Trust IV. The securities represent the undivided beneficial interest in Trust IV, which was established by the Company for the sole purpose of issuing the Trust Preferred Securities. The securities issued by Trust IV mature in thirty years, but are callable at par after five years. The Trust Preferred Securities have a variable rate based on the three-month LIBOR, reset quarterly, with the initial rate set at 5.02%. Interest is payable quarterly. Trust IV used the $5.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $155 thousand of proceeds from its own equity, to purchase $5.2 million of junior subordinated debentures of the Company. The Company will treat these new issuances as Tier 1 capital for regulatory capital purposes, subject to current established limitations. The Company incurred no issuance costs, as a result of the transaction. The Company intends to use its net proceeds for general corporate purposes, including the possible paydown of its other borrowings.

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

The Company realized a 0.11% decrease in its net interest spread, declining from 3.10% for the three months ended March 31, 2004 to 2.99% for the three months ended March 31, 2005. The average yield on interest-earning assets increased 0.18% for the three months ended March 31, 2005 when compared to the same period ended March 31, 2004. At the same time, the average cost of interest-bearing liabilities increased 0.29%. The narrowing of the net interest spread resulted in a 0.19% reduction in the Company's net interest margin percentage. For the three months ended March 31 2005, the net interest margin was 3.26% compared to 3.45% for the same period in 2004. The net interest margin of 3.26% for the first quarter of 2005 was a decline from that experienced in the fourth quarter of 2004, when the quarterly net interest margin was 3.32%. Management continues to closely monitor and manage net interest margin. From a profitability standpoint, an important challenge for the subsidiary banks is the maintenance of their net interest margins. Management continually addresses this issue with the use of alternative funding sources and pricing strategies.

    Consolidated Average Balance Sheets and Analysis of Net Interest Earnings


                                                                           For the three months ended March 31,
                                                          ------------------------------------------------------------------------
                                                                        2005                                  2004
                                                          ---------------------------------    -----------------------------------
                                                                      Interest     Average                   Interest      Average
                                                           Average      Earned     Yield or     Average       Earned      Yield or
                                                           Balance     or Paid       Cost       Balance       or Paid        Cost
                                                          ------------------------------------------------------------------------
ASSETS
Interest earnings assets:
Federal funds sold ....................................    $  3,411    $      18     2.11%     $  4,368     $       5       0.46%
Interest-bearing deposits at
  financial institutions ..............................       5,531           41     2.97%       10,956            71       2.59%
Investment securities (1) .............................     149,004        1,371     3.68%      125,819         1,208       3.84%
Gross loans receivable (2) ............................     647,923        9,320     5.75%      536,763         7,468       5.57%
                                                           ---------------------               ----------------------
        Total interest earning assets .................     805,869       10,750     5.34%      677,906         8,752       5.16%

Noninterest-earning assets:
Cash and due from banks ...............................    $ 28,453                            $ 29,625
Premises and equipment ................................      19,594                              12,477
Less allowance for estimated losses on loans ..........      (9,423)                             (8,972)
Other .................................................      34,096                              26,161
                                                           --------                            --------
        Total assets ..................................    $878,589                            $737,197
                                                           ========                            ========

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits ......................    $171,275          436     1.02%     $172,094           322       0.75%
Savings deposits ......................................      16,264           13     0.32%       14,571            12       0.33%
Time deposits .........................................     298,719        1,996     2.67%      202,297         1,169       2.31%
Short-term borrowings .................................     105,923          466     1.76%       63,883           142       0.89%
Federal Home Loan Bank advances .......................      92,003          850     3.70%       83,553           800       3.83%
Junior subordinated debentures ........................      20,620          330     6.40%       22,310           422       7.57%
Other borrowings ......................................       9,750          101     4.14%        5,000            36       2.88%
                                                           ---------------------               ----------------------
        Total interest-bearing
        liabilities ...................................     714,554        4,192     2.35%      563,708         2,903       2.06%

Noninterest-bearing demand ............................     106,985                             120,858
Other noninterest-bearing
  liabilities .........................................       5,889                              10,989
Total liabilities .....................................     827,428                             695,555
Stockholders' equity ..................................      51,161                              41,642
                                                          ---------                            --------
        Total liabilities and
        stockholders' equity ..........................   $ 878,589                            $737,197
                                                          =========                            ========

Net interest income ...................................                  $ 6,558                             $ 5,849
                                                                         =======                             =======

Net interest spread ...................................                              2.99%                                  3.10%
                                                                                    ======                                 ======

Net interest margin ...................................                              3.26%                                  3.45%
                                                                                    ======                                 ======

Ratio of average interest earning
  assets to average interest-
  bearing liabilities .................................     112.78%                             120.26%
                                                          =========                            ========

(1)  Interest  earned  and  yields  on  nontaxable   investment  securities  are
     determined on a tax equivalent basis using a 34% tax rate for each period presented.

(2) Loan fees are not material and are included in interest income from loans receivable.

             Analysis of Changes of Interest Income/Interest Expense

                    For the three months ended March 31, 2005

                                                                       Components
                                                    Inc./(Dec.)       of Change (1)
                                                       from        ------------------
                                                    Prior Period      Rate      Volume
                                                    -----------------------------------
                                                             2004 vs. 2005
                                                    -----------------------------------
                                                             (Dollars in Thousands)
INTEREST INCOME
Federal funds sold ................................   $    13        $    20    $    (7)
Interest-bearing deposits at financial institutions       (30)            57        (87)
Investment securities (2) .........................       163           (298)       461
Gross loans receivable (3) ........................     1,852            260      1,592
                                                      ---------------------------------
          Total change in interest income .........   $ 1,998        $    39    $ 1,959
                                                      ---------------------------------

INTEREST EXPENSE
Interest-bearing demand deposits ..................   $   114        $   124    $   (10)
Savings deposits ..................................         1             (2)         3
Time deposits .....................................       827            204        623
Short-term borrowings .............................       324            194        130
Federal Home Loan Bank advances ...................        50           (154)       204
Junior subordinated debentures ....................       (92)           (62)       (30)
Other borrowings ..................................        65             20         45
                                                      ---------------------------------
          Total change in interest expense ........   $ 1,289        $   324    $   965
                                                      ---------------------------------

Total change in net interest income ...............   $   709        $  (285)   $   994
                                                      =================================

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

CRITICAL ACCOUNTING POLICY

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis, which discusses the allowance for loan losses in the section entitled "Financial Condition." Although management believes the levels of the allowance as of both March 31, 2005 and December 31, 2004 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Interest income increased by $2.0 million to $10.7 million for the three-month period ended March 31, 2005 when compared to $8.7 million for the quarter ended March 31, 2004. The increase of 23% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, slightly enhanced by an improved aggregate asset yield. The Company's average yield on interest earning assets increased 0.18% for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004.

Interest expense increased by $1.3 million from $2.9 million for the three-month period ended March 31, 2004, to $4.2 million for the three-month period ended March 31, 2005. The 44% increase in interest expense was the result of a combination of greater average, outstanding balances in interest bearing liabilities, principally with respect to customers' time deposits in subsidiary banks, partially enhanced by aggregate increased interest rates, principally with respect to customers' time deposits in subsidiary banks and short term borrowings. The Company's average cost of interest bearing liabilities was 2.35% for the three months ended March 31, 2005, which was an increase of 0.29% when compared to the three months ended March 31, 2004.

At March 31, 2005 and December 31, 2004, the Company had an allowance for estimated losses on loans of 1.35% and 1.43%, respectively. The provision for loan losses decreased by $556 thousand from $857 thousand for the three-month period ended March 31, 2004 to $301 thousand for the three-month period ended March 31, 2005. During the first quarter of 2005, management made monthly provisions for loan losses based upon a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. During the first quarter of 2005, $58 thousand of the provision to the allowance for loan losses, or 19%, was attributed to net growth in the loan portfolio and $243 thousand, or 81%, was attributed to downgrades within the portfolio during the quarter. For the three months ended March 31, 2005, there were commercial loan charge-offs of $751 thousand, and there were commercial recoveries of $102 thousand. The charge-off a single, nonperforming loan at Quad City Bank & Trust for $726 thousand accounted for 87% of the gross commercial charge-offs. Consumer loan charge-offs and recoveries totaled $87 thousand and $13 thousand, respectively, during the quarter. Credit card loans accounted for 85% of the first quarter consumer net charge-offs. Residential real estate loans had no charge-offs or recoveries for the three months ended March 31, 2005.

Noninterest income of $2.7 million for the three-month period ended March 31, 2005 was a $354 thousand, or 15%, increase from $2.4 million for the three-month period ended March 31 2004. Noninterest income during each of the quarters in comparison consisted primarily of income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous income. The quarter ended March 31 2005, when compared to the same quarter in 2004, posted a $120 thousand decrease in fees earned by the merchant credit card operations of Bancard. Trust department fees improved $54 thousand from the first quarter of 2004 to the first quarter of 2005. Deposit service fees were down $28 thousand from quarter to quarter. Gains on the sale of residential real estate mortgage loans, net, held steady at $260 thousand for the quarter ended March 31, 2005 when compared to the same quarter in 2004. Additional variations in noninterest income consisted of an $84 thousand increase in earnings on cash surrender value of life insurance, a $14 thousand increase in investment advisory and management fees, and a $352 thousand increase in other noninterest income. Other noninterest income in each quarter consisted primarily of income from associated companies, earnings on other assets, and Visa check card fees.

Merchant credit card fees, net of processing costs for the three months ended March 31, 2005 decreased by 22% to $419 thousand from $539 thousand for the first quarter of 2004. In October 2002, the Company sold Bancard's ISO related merchant credit card operations to iPayment, Inc., and Bancard's core business focus was shifted to processing for its agent banks, cardholders, and local merchants. Through September 2003, Bancard continued to process ISO-related transactions for iPayment, Inc. for a fixed monthly service fee, which increased as the temporary processing period was extended. In September 2003, the transfer of the ISO-related Visa/Mastercard processing activity to iPayment, Inc. was completed and significantly reduced Bancard's exposure to risk of credit card loss that the ISO activity carried with it. Bancard had established and carried ISO-specific reserves, which provided coverage for this exposure. In March 2004, the Company recognized a recovery of $144 thousand from a reduction in these ISO-specific reserves. For the first quarter of 2004, Bancard's ISO-related income was $196 thousand, and Bancard's core merchant credit card fees, net of processing costs were $343 thousand. For the first quarter of 2005, Bancard's core merchant credit card fees, net of processing costs were $419 thousand, which was an improvement of $76 thousand, or 22%, when compared to the first quarter of 2004. The increase from year to year was primarily the result of a reduction of $73 thousand during the first quarter of 2005 to a specific allocation in the allowance for chargeback losses.

For the quarter ended March 31, 2005, trust department fees increased $54 thousand, or 8%, to $735 thousand from $681 thousand for the same quarter in 2004. There was continued development of existing trust relationships and the addition of new trust customers throughout the past twelve months, as well as an improvement in market values of securities held in trust accounts, when compared to one year ago. Each of these factors had a resulting impact on the calculation and realization of trust fees.

Deposit service fees decreased $28 thousand, or 7%, to $381 thousand from $409 thousand for the three-month periods ended March 31, 2005 and March 31, 2004, respectively. This decrease was primarily a result of the reduction in service fees collected on the noninterest bearing demand deposit accounts at Quad City Bank & Trust. The balance of consolidated noninterest bearing demand deposits at March 31, 2005 was down $11.6 million from March 31, 2004. Service charges and NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, were $260 thousand for the three months ended March 31, 2005, which remained stabile, when compared to $261 thousand for the three months ended March 31, 2004. Loans originated for sale during the first quarter of 2005 were $18.1 million and during the first quarter of 2004 were $20.2 million. Proceeds on the sales of loans during the first quarters of 2005 and 2004 were $17.8 million and $19.8 million, respectively.

During the first quarter of 2005, earnings on the cash surrender value of life insurance grew $84 thousand, or 88%, to $179 thousand from $95 thousand for the first quarter of 2004. In February 2004, the Company made significant investments in bank-owned life insurance (BOLI) on key executives at the two existing subsidiary banks. Quad City Bank & Trust purchased $8.3 million of BOLI, and Cedar Rapids Bank & Trust made a purchase of $3.6 million of BOLI.

Investment advisory and management fees increased $14 thousand from $126 thousand for the three months ended March 31, 2004 to $140 thousand for the three months ended March 31, 2005. The 12% increase from year to year was due to the increased volume of investment services provided by representatives of LPL Financial Services at the subsidiary banks, primarily at Quad City Bank & Trust.

For the quarter ended March 31, 2005, other noninterest income increased $352 thousand, or 139%, to $605 thousand from $253 thousand for the same quarter in 2004. The increase was primarily due to income from associated companies. During the first quarter of 2005, one of the Company's associated companies, Nobel Electronic Transfer, LLC, completed a large, one-time sales transaction, which contributed $219 thousand to other noninterest income. Income from associated companies, earnings on other assets, Visa check card fees, and ATM fees were primary contributors to other noninterest income during the first quarter of 2005.

Noninterest expenses for the three months ended March 31, 2005, were $7.0 million and for the three months ended March 31, 2004, were $6.1 million. For the first quarter of 2005, noninterest expenses for the new charter at Rockford Bank and Trust were $577 thousand. The significant components of noninterest expenses were salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both quarters. During the first quarter of 2004, there was also a significant loss on the redemption of junior subordinated debentures.

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2005 and 2004.

                              Noninterest Expenses

                                                           Three months ended
                                                               March 31,
                                                       -------------------------
                                                           2005         2004         % change
                                                       --------------------------------------
Salaries and employee benefits .....................   $ 3,896,367   $ 3,151,801
                                                                                        23.6%
Professional and data processing fees ..............       612,796       465,276        31.7%
Advertising and marketing ..........................       260,179       213,792        21.7%
Occupancy and equipment expense ....................       975,953       730,990        33.5%
Stationery and supplies ............................       147,778       136,945         7.9%
Postage and telephone ..............................       196,315       166,280        18.1%
Bank service charges ...............................       118,473       137,842       (14.1)%
Insurance ..........................................       153,155       106,040        44.4%
Loss on redemption of junior subordinated debentures             0       747,490      (100.0)%
                                                                 0
Other ..............................................       593,834       238,178       149.3%
                                                       -------------------------
        Total noninterest expenses .................   $ 6,954,850     6,094,634        14.1%
                                                       =========================

The quarter ended March 31, 2004 reflected a $747 thousand loss on the anticipated redemption of trust preferred securities at their earliest call date of June 30, 2004. For the quarter ended March 31, 2005, total salaries and benefits increased to $3.9 million, which was up $745 thousand from the previous year's quarter total of $3.2 million. The increase of 24% was primarily due to the Company's increase in compensation and benefits related to an increase in employees from 222 full time equivalents (FTEs) to 257 from year-to-year. The staffing of Rockford Bank and Trust created eleven FTEs and 44% of the increase in total salaries and benefits. Other noninterest expense increased $356 thousand to $594 thousand for the first quarter of 2005 from $238 thousand for the first quarter of 2004. The increase was primarily a result of $141 thousand of expense incurred on other real estate owned, in combination with increased provisions for credit losses on off-balance sheet exposures. Occupancy and equipment expense increased $245 thousand, or 34%, from quarter to quarter. The increase was a proportionate reflection of the Company's investment in new facilities at the subsidiary banks, in combination with the related costs for additional furniture, fixtures and equipment. Professional and data processing fees experienced a 32% increase from $465 thousand for the first quarter of 2004 to $613 thousand for the comparable quarter in 2005. The $148 thousand increase was primarily the result of legal and other professional fees related to the organization of Rockford Bank & Trust and legal fees incurred at Quad City Bank & Trust in foreclosure proceedings with a significant commercial loan customer. For the quarter ended March 31, 2005, insurance expense increased to $153 thousand, which was up $47 thousand from the previous year's quarter total of $106 thousand. The increase of 44% was primarily due to the Company's $8.3 million increased investment in premises and equipment, net, from March 31, 2004 to March 31, 2005.

The provision for income taxes was $627 thousand for the three-month period ended March 31, 2005 compared to $353 thousand for the three-month period ended March 31, 2004 for an increase of $274 thousand, or 78%. The increase was the result of an increase in income before income taxes of $762 thousand, or 64%, for the 2005 quarter when compared to the 2004 quarter. Primarily due to a decrease in the proportionate share of tax-exempt income to total income from year to year, the Company experienced an increase in the effective tax rate from 29.7% for the first quarter of 2004 to 32.2% for the first quarter of 2005.

FINANCIAL CONDITION

Total assets of the Company increased by $21.8 million, or 3%, to $891.9 million at March 31, 2005 from $870.1 million at December 31, 2004. The growth resulted primarily from increases in Federal funds sold, the loan portfolio and in cash and due from banks, funded by short-term borrowings, interest-bearing deposits and other borrowings.

Cash and due from banks increased by $4.6 million, or 22%, to $26.0 million at March 31, 2005 from $21.4 million at December 31, 2004. Cash and due from banks represented both cash maintained at its subsidiary banks, as well as funds that the Company and its banks had deposited in other banks in the form of non-interest bearing demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At March 31, 2005, the subsidiary banks had $8.0 million invested in such funds. This amount increased by $5.1 million, or 177%, from $2.9 million at December 31, 2004. The increase was primarily a result of an increased demand for Federal funds by Quad City Bank & Trust's downstream correspondent banks.

Interest bearing deposits at financial institutions decreased by $1.8 million, or 44%, to $2.1 million at March 31, 2005 from $3.9 million at December 31, 2004. Included in interest bearing deposits at financial institutions are demand accounts, money market accounts, and certificates of deposit. The decrease was the result of decreases in money market accounts of $1.5 million and maturities of certificates of deposit totaling $71 thousand, in combination with a decrease in demand account balances of $212 thousand.

Securities increased by $4.1 million, or 3%, to $153.7 million at March 31, 2005 from $149.6 million at December 31, 2004. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $277 thousand were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $174 thousand. Maturities and calls of securities occurred in the amount of $10.2 million, and the portfolio experienced a decrease in the fair value of securities, classified as available for sale, of $1.1 million. These portfolio decreases were offset by the purchase of an additional $16.0 million of securities, classified as available for sale.

Total gross loans receivable increased slightly by $4.2 million, or 1%, to $652.6 million at March 31, 2005 from $648.4 million at December 31, 2004. The increase was the result of originations, renewals, additional disbursements or purchases of $106.5 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $723 thousand, and loan repayments or sales of loans of $101.5 million. During the three months ended March 31, 2005, Quad City Bank & Trust contributed $67.6 million, or 64%, Cedar Rapids Bank & Trust contributed $34.4 million, or 32%, and Rockford Bank & Trust contributed $4.5 million, or 4%, of the Company's loan originations, renewals, additional disbursements or purchases. Cedar Rapids Bank & Trust participated $5.6 million, or 16%, of their originations during the period to Quad City Bank & Trust. The mix of loan types within the Company's portfolio at March 31, 2005 reflected 81% commercial, 10% real estate and 9% consumer loans. The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.

The allowance for estimated losses on loans was $8.8 million at March 31, 2005 compared to $9.3 million at December 31, 2004, a decrease of $421 thousand, or 5%. The allowance for estimated losses on loans was determined based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management's judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. The loan portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed quarterly on all credits risk-rated less than "fair quality" and monthly on all credits that were both risk-rated less than "fair quality" and carried an aggregate exposure of $500 thousand or more. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the board of directors.

Although management believes that the allowance for estimated losses on loans at March 31, 2005 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks with the intention to improve the overall quality of the Company's loan portfolio.

Net charge-offs for the three months ended March 31 were $723 thousand in 2005 and $24 thousand in 2004. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the gross loan portfolio. The allowance for estimated losses on loans as a percentage of gross loans was 1.35% at March 31, 2005 and 1.69% at March 31, 2004.

At March 31, 2005, total nonperforming assets were $9.2 million compared to $10.7 million at December 31, 2004. The $1.5 million decrease was the result of a $490 thousand decrease in nonaccrual loans in combination with a decrease of $582 thousand in accruing loans past due 90 days or more, and a decrease of $351 thousand in other real estate owned.

Nonaccrual loans were $7.1 million at March 31, 2005 compared to $7.6 million at December 31, 2004, a decrease of $490 thousand. The decrease in nonaccrual loans was comprised of decreases in commercial loans of $293 thousand and real estate loans of $480 thousand, and an increase in consumer loans of $283 thousand. Five large commercial lending relationships at Quad City Bank & Trust, with an aggregate outstanding balance of $6.1 million, comprised 85% of the nonaccrual loans at March 31, 2005. The existence of either a strong collateral position, a governmental guarantee, or an improved payment status on several of the nonperformers significantly reduces the Company's exposure to loss. Quad City Bank & Trust continues to work for resolutions with all of these customers. Management is continually monitoring the Company's loan portfolio and the level of allowance for loan losses. The allowance for loan losses to total loans was 1.35% at March 31, 2005. Management's efforts are ongoing to improve the overall quality of the loan portfolio. Nonaccrual loans represented approximately one percent of the Company's held for investment loan portfolio at March 31, 2005.

From December 31, 2004 to March 31, 2005, accruing loans past due 90 days or more decreased from $1.1 million to $551 thousand. Two significant lending relationships at Quad City Bank & Trust comprised $396 thousand, or 72%, of this balance at March 31, 2005. By mid April, one of these relationships totaling $175 thousand had brought its payment status current.

Premises and equipment increased by $3.1 million, or 17%, to $21.2 million at March 31, 2005 from $18.1 million at December 31, 2004. During the three-month period there were purchases of additional land, furniture, fixtures and equipment and leasehold improvements of $3.6 million, which were partially offset by depreciation expense of $427 thousand.

In September 2003, the Company announced plans for a fifth Quad City Bank & Trust banking facility, to be located in west Davenport at Five Points. During the first three months of 2005, the Company incurred final construction costs of $961 thousand for this project. Total costs were approximately $3.4 million, when the facility was completed and began operations in March 2005. In February 2004, Cedar Rapids Bank & Trust announced plans to build a facility in downtown Cedar Rapids. The Bank's main office will be relocated to this site in mid 2005, when completion of the project is anticipated. Costs for this facility during the first three months of 2005 were $1.3 million, and costs to date are $4.0 million. Total costs for this facility are projected to be $6.9 million at completion. Cedar Rapids Bank & Trust is also constructing a branch office located on Council Street. The Company has incurred costs for this project of $805 thousand during the first three months of 2005 and $1.5 million to date. Total costs for this facility are projected to be $2.3 million at completion. During the first three months of 2005, costs associated with the establishment of the full-service banking facility in leased space in downtown Rockford, which opened as the Company's third bank charter on January 3rd, were $273 thousand, and total costs were $458 thousand.

Accrued interest receivable on loans, securities and interest-bearing deposits with financial institutions increased by $311 thousand, or 8%, to $4.4 million at March 31, 2005 from $4.1 million at December 31, 2004.

Bank-owned life insurance (BOLI) increased by $769 thousand from $15.9 million at December 31, 2004 to $16.7 million at March 31, 2005. Banks may generally buy BOLI as a financing or cost recovery vehicle for pre-and post-retirement employee benefits. During 2004, the subsidiary banks purchased $8.0 million of insurance to finance the expenses associated with the establishment of supplemental retirement benefits plans for the executive officers. In addition, the subsidiary banks purchased life insurance totaling $4.2 million on the lives of a number of senior management personnel for the purpose of funding the expenses of new deferred compensation arrangements for senior officers. Benefit expense associated with both the supplemental retirement benefits and deferred compensation arrangements was $44 thousand and $44 thousand, respectively, for the three months ended March 31, 2005. These purchases in 2004, combined with the previously purchased bank-owned life insurance, resulted in Quad City Bank & Trust and Cedar Rapids Bank & Trust each holding investments in bank-owned life insurance policies near the regulatory maximum of 25% of capital. The banks monitor the risks associated with these holdings, including diversification, lending-limit, concentration, interest rate risk, credit risk, and liquidity. Earnings on BOLI totaled $179 thousand for the first quarter of 2005.

Other assets increased by $655 thousand, or 4%, to $15.9 million at March 31, 2005 from $15.2 million at December 31, 2004. Other assets included $6.8 million of equity in Federal Reserve Bank and Federal Home Loan Bank stock, $3.1 million of deferred tax assets, $1.6 million in other real estate owned (OREO), $928 thousand in investments in unconsolidated companies, $586 thousand of accrued trust department fees, $413 thousand of unamortized prepaid trust preferred securities offering expenses, $450 thousand of prepaid Visa/Mastercard processing charges, other miscellaneous receivables, and various prepaid expenses. During the second half of 2004, the Company accumulated OREO from four credit relationships at the subsidiary banks, which totaled $1.9 million at December 31, 2004. During the first quarter of 2005, one of these OREO properties was sold for $301 thousand at a minimal gain and one of the property values was written down $50 thousand.

Deposits increased slightly by $232 thousand, or less than 1%, to $588.2 million at March 31, 2005 from $588.0 million at December 31, 2004. The modest increase resulted from a $5.2 million net decrease in non-interest bearing, NOW, money market and savings accounts offset by a $5.4 million net increase in interest-bearing certificates of deposit. The subsidiary banks experienced a net decrease in brokered certificates of deposit of $2.6 million during the first quarter of 2005.

Short-term borrowings increased $15.1 million, or 14%, from $104.8 million at December 31, 2004 to $119.9 million at March 31, 2005. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. As a result of the $21.8 million increase in assets during the first three months of 2005, primarily in the loan and securities portfolios, and the lack of growth in deposits, the subsidiary banks utilized additional short-term borrowings. Short-term borrowings were comprised of customer repurchase agreements of $56.9 million and $47.6 million at March 31, 2005 and December 31, 2004, respectively, as well as federal funds purchased of $63.0 million at March 31, 2005 and $57.2 million at December 31, 2004.

Federal Home Loan Bank advances decreased by $54 thousand, or less than 1%, to remain at $92.0 million at March 31, 2005 as at December 31, 2004. As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.

Other borrowings were $11.0 million at March 31, 2005 for an increase of $5.0 million from December 31, 2004. In June 2004, the Company drew an advance of $7.0 million on a line of credit at an upstream correspondent bank as partial funding for the early redemption of $12.0 million in trust preferred securities, which had been issued in 1999. In December 2004, the Company made a payment to reduce the balance by $1.0 million. In January 2005, the Company drew an additional $5.0 million advance as partial funding for the initial capitalization of Rockford Bank & Trust.

Junior subordinated debentures remained unchanged at $20.6 million at March 31, 2005 as at December 31, 2004. In June 1999, the Company issued $12.0 million of trust preferred securities through a newly formed subsidiary, Trust I. The Company redeemed these securities on June 30, 2004. In February 2004, the Company formed two new subsidiaries and issued, in a private transaction, $12.0 million of fixed rate trust preferred securities and $8.0 million of floating rate trust preferred securities of Trust II and Trust III, respectively. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $12.4 million and $8.2 million, respectively.

On May 5, 2005, the Company announced the issuance of $5.0 million of floating rate capital securities of QCR Holdings Statutory Trust IV. The securities represent the undivided beneficial interest in Trust IV, which was established by the Company for the sole purpose of issuing the Trust Preferred Securities. Trust IV used the $5.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $155 thousand of proceeds from its own equity, to purchase $5.2 million of junior subordinated debentures of the Company.

Other liabilities were $8.5 million at March 31, 2005, up $663 thousand, or 8%, from $7.9 million at December 31, 2004. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At March 31, 2005, the most significant components of other liabilities were $3.5 million of accrued expenses, $1.7 million of accounts payable, and $1.9 million of interest payable.

Common stock, at both March 31, 2005 and December 31, 2004, was $4.5 million. The slight increase of $13 thousand was the result of stock issued from the net exercise of stock options and stock purchased under the employee stock purchase plan.

Additional paid-in capital totaled $20.5 million at March 31, 2005, up $162 thousand, or 1%, from $20.3 million at December 31, 2004. The increase resulted from the proceeds received in excess of the $1.00 per share par value for the 13,153 shares of common stock issued as the result of the net exercise of stock options and stock purchased under the employee stock purchase plan.

Retained earnings increased by $1.3 million, or 5%, to $26.6 million at March 31, 2005 from $20.3 million at December 31, 2004. The increase reflected net income for the three-month period.

Unrealized gains on securities available for sale, net of related income taxes, totaled a negative $35 thousand at March 31, 2005 as compared to $669 thousand at December 31, 2004. The decrease in gains of $704 thousand was attributable to decreases during the period in fair value of the securities identified as available for sale, primarily due to a rise in interest rates.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash provided by operating activities, consisting primarily of proceeds on sales of loans, was $1.9 million for the three months ended March 31, 2005 compared to $659 thousand net cash used in operating activities for the same period in 2004. Net cash used in investing activities, consisting principally of purchases of available for sale securities, was $17.6 million for the three months ended March 31, 2005 and $52.9 million, consisting primarily of loan originations to be held for investment, for the three months ended March 31, 2004. Net cash provided by financing activities, consisting primarily of proceeds from short-term borrowings, for the three months ended March 31, 2005 was $20.3 million, and for the same period in 2004 was $57.1 million.

The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At both March 31, 2005 and December 31, 2004, the subsidiary banks had fourteen lines of credit totaling $99.5 million, of which $13.0 million was secured and $86.5 million was unsecured. At March 31, 2005, Quad City Bank & Trust had drawn $31.0 million of their available balance of $83.0 million, and Cedar Rapids Bank & Trust had drawn $4.0 million of their available balance of $16.5 million. At December 31, 2004, Quad City Bank & Trust had drawn $21.1 million of their available balance of $83.0 million. As of both March 31, 2005 and December 31, 2004, the Company had two unsecured revolving credit notes totaling $15.0 million in aggregate, replacing a single note of $15.0 million previously held. The Company had a 364-day revolving note, which matures
December 29, 2005, for $10.0 million and had a balance outstanding of $6.0 million as of both March 31, 2005 and December 31, 2004. The Company also had a 3-year revolving note, which matures December 30, 2007, for $5.0 million and carried no balance as of December 31, 2004. On January 3, 2005, the 3-year note was fully drawn as partial funding for the capitalization of Rockford Bank & Trust. For both notes, interest is payable monthly at the Federal Funds rate plus 1% per annum, as defined in the credit agreements. As of December 31, 2004, the interest rate on the 364-day note was 3.23%. At March 31, 2005, the interest rate on both notes was 3.79%.

On February 18, 2004, the Company issued $12.0 million of fixed/floating rate capital securities and $8.0 million of floating rate capital securities. The securities represent undivided beneficial interests in Trust II and Trust III, which were established by the Company for the purpose of issuing the trust preferred securities. The securities issued by Trust II and Trust III mature in thirty years. The fixed/floating rate capital securities are callable at par after seven years, and the floating rate capital securities are callable at par after five years. The fixed/floating rate capital securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they have a variable rate based on the three-month LIBOR, reset quarterly, and the floating rate capital securities have a variable rate based on the three-month LIBOR, reset quarterly, with the rate currently set at 5.94%. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $8.2 million and $12.4 million, respectively. The Company incurred issuance costs of $429 thousand, which are being amortized over the lives of the securities.

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

On May 5, 2005, the Company announced the issuance of $5.0 million of floating rate capital securities of QCR Holdings Statutory Trust IV. The securities represent the undivided beneficial interest in Trust IV, which was established by the Company for the sole purpose of issuing the Trust Preferred Securities. The securities issued by Trust IV mature in thirty years, but are callable at par after five years. The Trust Preferred Securities have a variable rate based on the three-month LIBOR, reset quarterly, with the initial rate set at 5.02%. Interest is payable quarterly. Trust IV used the $5.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $155 thousand of proceeds from its own equity, to purchase $5.2 million of junior subordinated debentures of the Company. The Company will treat these new issuances as Tier 1 capital for regulatory capital purposes, subject to current established limitations. The Company incurred no issuance costs, as a result of the transaction. The Company intends to use its net proceeds for general corporate purposes, including the possible paydown of its other borrowings.

On April 28, 2005, the Company declared a cash dividend of $0.04 per share, or $180 thousand, payable on July 6, 2005, to stockholders of record on June 15, 2005. It is the Company's intention to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, however it believes that operating results have reached a level that can sustain dividends to stockholders as well.

RECENT REGULATORY DEVELOPMENTS

Effective April 11, 2005, the Board of Governors of the Federal Reserve System amended the risk-based capital standards for bank holding companies to allow the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter standards. The new regulations limit the amount of trust preferred securities (combined with all other restricted core capital elements) that a bank holding company may include as Tier 1 capital to 25% of the sum of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts in excess of the limits described above generally may be included in Tier 2 capital. The regulations also provide a transition period for bank holding companies to conform their capital structures to the revised quantitative limits. These limits will first become applicable to bank holding companies beginning on March 31, 2009. At this time, due to the absence of goodwill on the Company's balance sheet, management does not expect these new regulatory limits to have a material impact on the Company's capital structure.

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

Part I
Item 4

                             CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no changes in the Company's disclosure controls or internal controls over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect the Company's disclosure controls or internal controls over financial reporting.

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

Item 3    Defaults Upon Senior Securities                      -    None

Item 4    Submission of Matters to a Vote of Security Holders  -  None

Item 5    Other Information                                          -    None

Item 6    Exhibits

          (a)  Exhibits

               10.1 Indenture by and between QCR Holdings, Inc./QCR Holdings Statutory Trust IV and Wells Fargo Bank, National Association, as debenture and institutional trustee, dated May 4, 2005 (exhibit is being filed herewith).

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


                               QCR HOLDINGS, INC.
                                  (Registrant)






Date    May 11, 2005                          /s/ Michael A. Bauer
                                              ----------------------------------
                                              Michael A. Bauer, Chairman




Date    May 11, 2005                          /s/ Douglas M. Hultquist
                                              ----------------------------------
                                              Douglas M. Hultquist, President
                                              Chief Executive Officer


Date    May 11, 2005                          /s/ Todd A. Gipple
                                              ----------------------------------
                                              Todd A. Gipple, Executive Vice
                                              President, Chief Financial Officer