Form 10-Q
period 2005-06-30
QCR HOLDINGS INC
filed 2005-08-10
CIK 906465

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ____________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 1, 2005, the Registrant had outstanding 4,524,599 shares of common stock, $1.00 par value per share.

                       QCR HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Page
                                                                          Number

Part I     FINANCIAL INFORMATION

           Item 1     Consolidated Financial Statements (Unaudited)

                      Consolidated Balance Sheets,
                      June 30, 2005 and December 31, 2004                      3

                      Consolidated Statements of Income,
                      For the Three Months Ended June 30, 2005 and 2004        4

                      Consolidated Statements of Income,
                      For the Six Months Ended June 30, 2005 and 2004          5

                      Consolidated Statements of Cash Flows,
                      For the Six Months Ended June 30, 2005 and 2004          6

                      Notes to Consolidated Financial Statements            7-11

           Item 2     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        12-29

           Item 3     Quantitative and Qualitative Disclosures                29
                      About Market Risk

           Item 4 Controls and Procedures                                     30

Part II    OTHER INFORMATION

           Item 1     Legal Proceedings                                       31

           Item 2     Unregistered Sales of Equity Securities and Use
                      of Proceeds                                             31

           Item 3     Defaults Upon Senior Securities                         31

           Item 4     Submission of Matters to a Vote of Security
                      Holders                                                 31

           Item 5     Other Information                                       31

           Item 6     Exhibits                                                31

           Signatures                                                         32

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       June 30, 2005 and December 31, 2004

                                                                June 30,      December 31,
                                                                  2005            2004
                                                             ------------------------------
ASSETS
Cash and due from banks ..................................   $  26,590,606    $  21,372,342
Federal funds sold .......................................      10,480,000        2,890,000
Interest-bearing deposits at financial institutions ......       1,617,766        3,857,563

Securities held to maturity, at amortized cost ...........         150,000          100,000
Securities available for sale, at fair value .............     153,824,503      149,460,886
                                                             ------------------------------
                                                               153,974,503      149,560,886
                                                             ------------------------------

Loans receivable held for sale ...........................       6,174,450        3,498,809
Loans receivable held for investment .....................     668,103,638      644,852,018
Less: Allowance for estimated losses on loans ............      (8,661,809)      (9,261,991)
                                                             ------------------------------
                                                               665,616,279      639,088,836
                                                             ------------------------------

Premises and equipment, net ..............................      23,537,595       18,100,590
Accrued interest receivable ..............................       4,238,604        4,072,762
Bank-owned life insurance ................................      16,843,794       15,935,000
Other assets .............................................      17,161,930       15,205,568
                                                             ------------------------------

        Total assets .....................................   $ 920,061,077    $ 870,083,547
                                                             ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest-bearing ....................................   $ 103,981,616    $ 109,361,817
  Interest-bearing .......................................     491,734,639      478,653,866
                                                             ------------------------------
        Total deposits ...................................     595,716,255      588,015,683
                                                             ------------------------------

Short-term borrowings ....................................     112,356,529      104,771,178
Federal Home Loan Bank advances ..........................     118,112,717       92,021,877
Other borrowings .........................................       6,000,000        6,000,000
Junior subordinated debentures ...........................      25,775,000       20,620,000
Other liabilities ........................................       9,161,121        7,881,009
                                                             ------------------------------
        Total liabilities ................................     867,121,622      819,309,747
                                                             ------------------------------

STOCKHOLDERS' EQUITY
Common stock, $1 par value;  shares authorized 10,000,000        4,519,559        4,496,730
  June 2005 - 4,519,559 shares issued and outstanding,
  December 2004 - 4,496,730 shares issued and outstanding,
Additional paid-in capital ...............................      20,598,983       20,329,033
Retained earnings ........................................      27,684,207       25,278,666
Accumulated other comprehensive income ...................         136,706          669,371
                                                             ------------------------------
        Total stockholders' equity .......................      52,939,455       50,773,800
                                                             ------------------------------
        Total liabilities and stockholders' equity .......   $ 920,061,077    $ 870,083,547
                                                             ==============================

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           Three Months Ended June 30


                                                                        2005           2004
                                                                   ----------------------------
Interest and dividend income:
  Loans, including fees ........................................   $ 10,084,216    $  8,024,411
    Securities:
      Taxable ..................................................      1,258,488         987,279
      Nontaxable ...............................................        140,006         144,289
    Interest-bearing deposits at financial institutions ........         28,213          66,757
    Federal funds sold .........................................         27,947           2,989
                                                                   ----------------------------
        Total interest and dividend income .....................     11,538,870       9,225,725
                                                                   ----------------------------

Interest expense:
  Deposits .....................................................      2,650,998       1,519,714
  Short-term borrowings ........................................        647,800         237,687
  Federal Home Loan Bank advances ..............................      1,010,319         860,472
  Other borrowings .............................................         87,587          10,172
  Junior subordinated debentures ...............................        385,170         578,868
                                                                   ----------------------------
        Total interest expense .................................      4,781,874       3,206,913
                                                                   ----------------------------

        Net interest income ....................................      6,756,996       6,018,812

Provision for loan losses ......................................       (147,418)        467,659
                                                                   ----------------------------
        Net interest income after provision for loan losses ....      6,904,414       5,551,153
                                                                   ----------------------------
Noninterest income:
  Merchant credit card fees, net of processing costs ...........        383,758         302,085
  Trust department fees ........................................        719,918         608,031
  Deposit service fees .........................................        396,297         407,764
  Gains on sales of loans, net .................................        351,042         406,435
  Securities gains, net ........................................             --          26,188
  Earnings on cash surrender value of life insurance ...........        140,235         240,550
  Investment advisory and management fees ......................        199,675         136,006
  Other ........................................................        243,953         252,353
                                                                   ----------------------------
        Total noninterest income ...............................      2,434,878       2,379,412
                                                                   ----------------------------

Noninterest expenses:
  Salaries and employee benefits ...............................      4,120,478       3,119,302
  Professional and data processing fees ........................        824,598         530,826
  Advertising and marketing ....................................        307,584         287,198
  Occupancy and equipment expense ..............................      1,022,246         790,760
  Stationery and supplies ......................................        164,238         132,247
  Postage and telephone ........................................        198,370         162,779
  Bank service charges .........................................        139,026         147,401
  Insurance ....................................................        153,687         125,073
  Other ........................................................        513,114         141,994
                                                                   ----------------------------
        Total noninterest expenses .............................      7,443,341       5,437,580
                                                                   ----------------------------

        Income before income taxes .............................      1,895,951       2,492,985
Federal and state income taxes .................................        633,428         821,773
                                                                   ----------------------------
        Net income .............................................   $  1,262,523    $  1,671,212
                                                                   ============================
Earnings per common share:
  Basic ........................................................   $       0.28    $       0.40
  Diluted ......................................................   $       0.27    $       0.39
  Weighted average common shares outstanding ...................      4,514,459       4,212,795
  Weighted average common and common equivalent ................      4,614,256       4,322,443
    shares outstanding

Cash dividends declared per common share .......................   $       0.04    $       0.04
                                                                   ============================

Comprehensive income ...........................................   $  1,434,067    $     84,736
                                                                   ============================

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                            Six Months Ended June 30

                                                            2005          2004
                                                         -------------------------
Interest and dividend income:
  Loans, including fees ..............................   $19,404,460   $15,492,896
  Securities:
    Taxable ..........................................     2,423,510     1,978,684
    Nontaxable .......................................       276,249       287,101
  Interest-bearing deposits at financial institutions         69,100       138,272
  Federal funds sold .................................        45,540         7,579
                                                         -------------------------
        Total interest and dividend income ...........    22,218,859    17,904,532
                                                         -------------------------

Interest expense:
  Deposits ...........................................     5,096,157     3,022,895
  Short-term borrowings ..............................     1,113,919       379,937
  Federal Home Loan Bank advances ....................     1,859,928     1,660,607
  Other borrowings ...................................       188,872        46,050
  Junior subordinated debentures .....................       714,648     1,000,293
                                                         -------------------------
        Total interest expense .......................     8,973,524     6,109,782
                                                         -------------------------

        Net interest income ..........................    13,245,335    11,794,750

 Provision for loan losses ...........................       153,788     1,324,500
                                                         -------------------------
        Net interest income after provision
        for loan losses ..............................    13,091,547    10,470,250
                                                         -------------------------

Noninterest income:
  Merchant credit card fees, net of processing costs .       802,717       841,283
  Trust department fees ..............................     1,455,061     1,288,835
  Deposit service fees ...............................       777,563       817,108
  Gains on sales of loans, net .......................       605,172       667,853
  Securities gains (losses), net .....................            --        26,188
  Earnings on cash surrender value of life insurance .       318,962       335,766
  Investment advisory and management fees ............       339,854       261,631
  Other ..............................................       652,024       499,484
                                                         -------------------------
        Total noninterest income .....................     4,951,353     4,738,148
                                                         -------------------------

Noninterest expenses:
  Salaries and employee benefits .....................     8,016,845     6,271,103
  Professional and data processing fees ..............     1,437,394       996,102
  Advertising and marketing ..........................       567,763       500,990
  Occupancy and equipment expense ....................     1,998,199     1,521,750
  Stationery and supplies ............................       312,016       269,192
  Postage and telephone ..............................       394,685       329,059
  Bank service charges ...............................       257,499       285,243
  Insurance ..........................................       306,842       225,567
  Loss on redemption of junior subordinated debentures            --       747,490
  Other ..............................................       904,803       380,172
                                                         -------------------------
        Total noninterest expenses ...................    14,196,046    11,526,668
                                                         -------------------------

        Income before income taxes ...................     3,846,854     3,681,730
Federal and state income taxes .......................     1,260,581     1,174,601
                                                         -------------------------
        Net income ...................................   $ 2,586,273   $ 2,507,129
                                                         =========================

Earnings per common share:
  Basic ..............................................   $      0.57   $       0.60
  Diluted ............................................   $      0.56   $       0.58
  Weighted average common shares outstanding .........     4,508,886      4,213,635
  Weighted average common and common equivalent ......     4,612,778      4,330,533
    shares outstanding

Cash dividends declared per common share .............   $      0.04   $       0.04
                                                         ==========================

Comprehensive income .................................   $ 2,053,608   $  1,107,340
                                                         ==========================

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            Six Months Ended June 30


                                                                             2005             2004
                                                                         ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ........................................................    $ 2,586,273       $ 2,507,129
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ....................................................        892,541           685,551
    Provision for loan losses .......................................        153,788         1,324,500
    Amortization of offering costs on subordinated debentures .......          7,158            10,775
    Loss on redemption of junior subordinated debentures ............             --           747,490
    Amortization of premiums on securities, net .....................        314,922           578,330
    Investment securities gains, net ................................             --           (26,188)
    Loans originated for sale .......................................    (45,011,732)      (45,896,508)
    Proceeds on sales of loans ......................................     42,904,794        45,990,618
    Net gains on sales of loans .....................................       (605,172)         (667,853)
    Tax benefit of nonqualified stock options exercised .............         99,928           113,437
    Increase in accrued interest receivable .........................       (165,842)           (6,098)
    Increase in other assets ........................................     (1,607,882)       (4,049,784)
    Increase in other liabilities ...................................      1,278,326         1,485,264
                                                                        ------------------------------
        Net cash provided by operating activities ...................   $    847,102       $ 2,796,663
                                                                        ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in federal funds sold ................................     (7,590,000)       (5,245,000)
  Net decrease in interest-bearing deposits at financial institutions      2,239,797           730,232
  Activity in securities portfolio:
    Purchases .......................................................    (34,740,620)      (31,993,964)
    Calls and maturities ............................................     28,548,500        25,848,001
    Paydowns ........................................................        612,666         1,002,010
  Activity in bank-owned life insurance:
    Purchases .......................................................       (589,812)      (11,950,717)
    Increase in cash value ..........................................       (318,982)         (321,680)
  Net loans originated and held for investment ......................    (24,005,590)      (69,360,755)
  Purchase of premises and equipment ................................     (6,329,546)       (2,676,872)
  Proceeds from sales of premises and equipment .....................             --             8,247
                                                                        ------------------------------
        Net cash used in investing activities .......................   $(42,173,587)      $(3,960,498)
                                                                        ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts .......................      7,700,572        (2,370,164)
  Net increase in short-term borrowings .............................      7,585,351        75,271,922
  Activity in Federal Home Loan Bank advances:
    Advances ........................................................     29,700,000        28,500,000
    Payments ........................................................     (3,609,160)       (8,103,948)
  Net decrease in other borrowings ..................................             --        (3,000,000)
  Proceeds from issuance of junior subordinated debentures ..........      5,155,000        20,620,000
  Redemption of junior subordinated debentures ......................             --       (12,000,000)
  Payment of cash dividends .........................................       (179,866)         (167,838)
  Payment of fractional shares on 3:2 stock split ...................             --            (2,549)
  Proceeds from issuance of common stock, net .......................        192,852            47,667
                                                                        ------------------------------
        Net cash provided by financing activities ...................   $ 46,544,749       $98,795,090
                                                                        ------------------------------

        Net increase in cash and due from banks .....................      5,218,264         7,631,255
Cash and due from banks, beginning ..................................     21,372,342        24,427,573
                                                                        ------------------------------
Cash and due from banks, ending .....................................   $ 26,590,606       $32,058,828
                                                                        ==============================

Supplemental disclosure of cash flow information,
  cash payments for:
  Interest ..........................................................   $  8,705,122       $ 6,200,693
                                                                        ==============================

  Income/franchise taxes ............................................   $    357,982       $   536,535
                                                                        ==============================

Supplemental schedule of noncash investing activities:
  Change in accumulated other comprehensive income,
    unrealized losses on securities available for sale, net .........   $   (532,665)      $(1,399,789)
                                                                        ==============================

See Notes to Consolidated Financial Statements

Part I
Item 1
                               QCR HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform with the current period presentation.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of QCR Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company ("Quad City Bank & Trust"), Cedar Rapids Bank and Trust Company ("Cedar Rapids Bank & Trust"), Rockford Bank and Trust Company ("Rockford Bank & Trust"), Quad City Bancard, Inc. ("Bancard"), and Quad City Liquidation Corporation ("QCLC"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also wholly owns QCR Holdings Statutory Trust II ("Trust II"), QCR Holdings Statutory Trust III ("Trust III"), and QCR Holdings Statutory Trust IV ("Trust IV"). These three entities were established by the Company for the sole purpose of issuing trust preferred securities. As required by a ruling of the Securities and Exchange Commission in December 2003, the Company's equity investments in these entities are not consolidated, but are included in other assets on the consolidated balance sheet for $776 thousand in aggregate at June 30, 2005. In addition to these eight wholly owned subsidiaries, the Company has an aggregate investment of $299 thousand in three associated companies, Nobel Electronic Transfer, LLC, Nobel Real Estate Investors, LLC, and Velie Plantation Holding Company. The Company owns 20% equity positions in each of these associated companies. In June 2005, Cedar Rapids Bank & Trust entered into a joint venture as a 50% owner of Cedar Rapids Mortgage Company, LLC.

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

                                                  Three Months                Six Months
                                                  Ended June 30,             Ended June 30,
                                                2005         2004          2005          2004
                                            ----------------------------------------------------
Net income, as reported .................   $1,262,523    $1,671,212    $2,586,273    $2,507,129
  Deduct total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects ..      (44,486)      (30,864)      (88,730)      (64,563)
                                            ----------------------------------------------------
        Net income ......................   $1,218,037    $1,640,348    $2,497,543    $2,442,566
                                            ====================================================
Earnings per share:
  Basic:
    As reported .........................   $     0.28    $     0.40    $     0.57    $     0.60
    Pro forma ...........................   $     0.27    $     0.39    $     0.55    $     0.58
  Diluted:
    As reported .........................   $     0.27    $     0.39    $     0.56    $     0.58
    Pro forma ...........................   $     0.26    $     0.38    $     0.54    $     0.57

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions for grants during the six months ended June 30, 2005 and 2004: dividend rate of 0.36% to 0.43%; expected price volatility of 24.25% to 24.88%; risk-free interest rate based upon current rates at the date of grants (4.10% to 4.72% for stock options and 0.95% to 2.47% for the employee stock purchase plan); and expected lives of 10 years for stock options and 3 months to 6 months for the employee stock purchase plan.

NOTE 2 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                           Three months ended         Six months ended,
                                                 June 30,                 June 30,
                                         -------------------------------------------------
                                            2005         2004         2005        2004
                                         -------------------------------------------------
Net income, basic and diluted
  Earnings ...........................   $1,262,523   $1,671,212   $2,586,273   $2,507,129
                                         =================================================

Weighted average common shares
  Outstanding ........................    4,514,459    4,212,795    4,508,886    4,213,635

Weighted average common shares
  issuable upon exercise of stock
  options and under the
  employee stock purchase plan .......       99,797      109,648      103,892      116,898
                                         -------------------------------------------------
Weighted average common and
  common equivalent shares
  outstanding ........................    4,614,256    4,322,443    4,612,778    4,330,533
                                         =================================================

NOTE 3 - BUSINESS SEGMENT INFORMATION

Selected financial information on the Company's business segments is presented as follows for the three-month and six-month periods ended June 30, 2005 and 2004, respectively.

                                     Three months ended               Six months ended
                                          June 30,                        June 30,
                                ------------------------------------------------------------
                                    2005            2004            2005           2004
                                ------------------------------------------------------------
Revenue:
  Commercial banking:
    Quad City Bank & Trust ..   $  9,122,038    $  8,196,704    $ 17,571,482    $ 15,812,914
    Cedar Rapids Bank & Trust      3,462,067       2,308,882       6,671,090       4,336,672
    Rockford Bank & Trust ...        161,973               0         218,960               0
  Credit card processing ....        445,135         348,057         918,115         932,735
  Trust management ..........        719,918         608,032       1,455,061       1,288,836
  All other .................         62,617         143,462         335,504         271,523
                                ------------------------------------------------------------
        Total revenue .......   $ 13,973,748    $ 11,605,137    $ 27,170,212    $ 22,642,680
                                ============================================================

Net income (loss):
  Commercial banking:
    Quad City Bank & Trust ..   $  1,425,682    $  1,683,680    $  2,788,696    $  2,810,881
    Cedar Rapids Bank & Trust        465,465         263,294         843,164         405,713
    Rockford Bank & Trust ...       (353,754)        (49,821)       (732,478)        (49,821)
  Credit card processing ....        119,466         100,536         237,022         345,399
  Trust management ..........        135,069         135,426         333,257         334,901
  All other .................       (529,405)       (461,903)       (883,388)     (1,339,944)
                                ------------------------------------------------------------
        Total net income ....   $  1,262,523    $  1,671,212    $  2,586,273    $  2,507,129
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

Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At June 30, 2005 and December 31, 2004, no amounts were recorded as liabilities for the banks' potential obligations under these guarantees.

As of June 30, 2005 and December 31, 2004, commitments to extend credit aggregated were $278.5 million and $257.6 million, respectively. As of June 30, 2005 and December 31, 2004, standby, commercial and similar letters of credit aggregated were $15.5 million and $12.7 million, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amounts of $6.2 million and $3.5 million, at June 30, 2005 and December 31, 2004, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements also contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company's subsidiary banks, the Company had $37.7 million and $35.6 million of sold residential mortgage loans with recourse provisions still in effect at June 30, 2005 and December 31, 2004, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the six months ended June 30, 2005 or the year ended December 31, 2004. In the opinion of management, the risk of recourse to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

During 2004, Quad City Bank & Trust joined the Federal Home Loan Bank's (FHLB) Mortgage Partnership Finance (MPF) Program, which offers a "risk-sharing" alternative to selling residential mortgage loans to investors in the secondary market. Lenders funding mortgages through the MPF Program manage the credit risk of the loans they originate. The loans are subsequently funded by the FHLB and held within their portfolio, thereby managing the liquidity, interest rate, and prepayment risks of the loans. Lenders participating in the MPF Program receive monthly credit enhancement fees for managing the credit risk of the loans they originate. Any credit losses incurred on those loans will be absorbed first by private mortgage insurance, second by an allowance established by the FHLB, and third by withholding monthly credit enhancements due to the participating lender. At June 30, 2005, Quad City Bank & Trust had funded $13.4 million of mortgages through the FHLB's MPF Program with an attached credit exposure of $267 thousand. At December 31, 2004, Quad City Bank & Trust had funded $11.7 million of mortgages through the FHLB's MPF Program with an attached credit exposure of $240 thousand. In conjunction with its participation in this program, Quad City Bank & Trust had an allowance for credit losses on these off-balance sheet exposures of $47 thousand and $11 thousand at June 30, 2005 and December 31, 2004, respectively.

Bancard is subject to the risk of cardholder chargebacks and its merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant. In August of 2004, Bancard began making monthly provisions to an allowance for chargeback losses in an amount equal to 5 basis points of the month's dollar volume of merchant credit card activity. For the six months ended June 30, 2005, monthly provisions were made totaling $28 thousand. A $73 thousand reversal to a specific merchant reserve more than offset these provisions. At June 30, 2005 and December 31, 2004, Bancard had a merchant chargeback reserve of $119 thousand and $164 thousand, respectively. Management will continually monitor merchant credit card activity and Bancard's level of the allowance for chargeback losses.

The Company also has a limited guarantee to MasterCard International, Incorporated, which is backed by a $750 thousand letter of credit from The Northern Trust Company. As of June 30, 2005 and December 31, 2004, there were no significant pending liabilities.

NOTE 5 - JUNIOR SUBORDINATED DEBENTURES

In June 1999, the Company issued 1,200,000 shares of 9.2% cumulative trust preferred securities through a newly formed subsidiary, Trust I, which used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. These securities were $12.0 million at December 31, 2003. In February 2004, the Company issued, in a private transaction, $12.0 million of fixed/floating rate capital securities and $8.0 million of floating rate capital securities through two newly formed subsidiaries, Trust II and Trust III, respectively. The securities issued by Trust II and Trust III mature in thirty years. The fixed/floating rate capital securities are callable at par after seven years, and the floating rate capital securities are callable at par after five years. The fixed/floating rate capital securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they have a variable rate based on the three-month LIBOR, reset quarterly, and the floating rate capital securities have a variable rate based on the three-month LIBOR, reset quarterly, with the rate currently set at 6.34%. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $12.4 million and $8.2 million, respectively. These securities were $20.0 million in aggregate at June 30, 2005. On June 30, 2004, the Company redeemed the $12.0 million of 9.2% cumulative trust preferred securities issued by Trust I in 1999. During 2004, the Company recognized a loss of $747 thousand on the redemption of these trust preferred securities at their earliest call date, which resulted from the one-time write-off of unamortized costs related to the original issuance of the securities in 1999.

On May 5, 2005, the Company announced the issuance of $5.0 million of floating rate capital securities of QCR Holdings Statutory Trust IV. The securities represent the undivided beneficial interest in Trust IV, which was established by the Company for the sole purpose of issuing the Trust Preferred Securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended and were not registered under the Act.

The securities issued by Trust IV mature in thirty years, but are callable at par after five years. The Trust Preferred Securities have a variable rate based on the three-month LIBOR, reset quarterly, with the current rate set at 5.40%. Interest is payable quarterly. Trust IV used the $5.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $155 thousand of proceeds from its own equity, to purchase $5.2 million of junior subordinated debentures of the Company. The Company treats these issuances as Tier 1 capital for regulatory capital purposes, subject to current established limitations. The Company incurred no issuance costs as a result of the transaction. The Company used the net proceeds for general corporate purposes, including the paydown of its other borrowings.

NOTE 6 - RECENT ACCOUNTING DEVELOPMENTS

On September 30, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. On June 29, 2005, the Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," as final. The final FSP will supersede EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The final FSP (retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", SEC Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities", and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The Board decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The finalized FSP is expected to be issued in August 2005. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and FSP FAS 115-1 will affect the Company.

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

Part I
Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

QCR Holdings, Inc. is the parent company of Quad City Bank & Trust, Cedar Rapids Bank & Trust, Rockford Bank & Trust, and Quad City Bancard, Inc.

Quad City Bank & Trust and Cedar Rapids Bank & Trust are Iowa-chartered commercial banks, and Rockford Bank & Trust is an Illinois-chartered commercial bank. All are members of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation. Quad City Bank & Trust commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. Cedar Rapids Bank & Trust commenced operations in 2001 and provides full-service commercial and consumer banking service to Cedar Rapids and adjacent communities through its new main office located on First Avenue in downtown Cedar Rapids, Iowa and its recently opened branch facility located on Council Street in northern Cedar Rapids. Rockford Bank & Trust commenced operations in January 2005 and provides full-service commercial and consumer banking service to Rockford and adjacent communities through its office located in downtown Rockford.

Bancard provides merchant and cardholder credit card processing services. Bancard currently provides credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks.

OVERVIEW

Net income for the first six months of 2005 was $2.6 million as compared to net income of $2.5 million for the same period in 2004, a slight increase of $79 thousand, or 3%. Basic and diluted earnings per share for the first six months of 2005 were $0.57 and $0.56, respectively, compared to $0.60 basic and $0.58 diluted earnings per share for the first six months of 2004. For the six months ended June 30, 2005, total revenue experienced an improvement of $4.5 million when compared to the same period in 2004. Contributing to this 20% improvement in revenue for the Company were increases in net interest income of $1.5 million, or 12%, and in noninterest income of $213 thousand, or 5%. Also positively impacting earnings was a decline in the provision for loan losses of $1.2 million, or 88%. The first six months of 2005 reflected a significant increase in noninterest expense of $2.7 million, or 23%, when compared to the same period in 2004, which included a first quarter loss of $747 thousand on the redemption of junior subordinated debentures. The increase in noninterest expense was predominately due to anticipated increases in both personnel and facilities costs, as the subsidiary banks opened four new banking locations during 2005. In summary, the solid growth in revenue experienced during the first six months of 2005, in combination with the reduced provision for loan losses, more than offset the year-to-year increase in noninterest expense, which resulted primarily from four new banking locations and the start-up of a new charter, causing net income in the first half of 2005 to maintain a level roughly equivalent to that in the first half 2004.

Net income for the second quarter of 2005 was $1.3 million as compared to net income of $1.7 million for the same period in 2004, a decrease of $409 thousand, or 24%. Basic and diluted earnings per share for the second quarter of 2005 were $0.28 and $0.27, respectively, compared to $0.40 basic and $0.39 diluted earnings per share for the second quarter of 2004. For the three months ended June 30, 2005, total revenue experienced an improvement of $2.4 million when compared to the same period in 2004. Contributing to this 20% improvement in revenue for the Company were increases in net interest income of $738 thousand, or 12%, and in noninterest income of $55 thousand, or 2%. Also positively impacting earnings was a marked decline in the provision for loan losses of $615 thousand, or 132%. The second quarter of 2005 reflected a significant increase in noninterest expense of $2.0 million, or 37%, when compared to the same period in 2004. The increase in noninterest expense was predominately due to anticipated increases in both personnel and facilities costs, as the subsidiary banks opened four new banking locations during 2005. In summary, the solid growth in revenue experienced during the second quarter of 2005 nearly offset the year-to-year increase in noninterest expense, which resulted primarily from four new banking locations, allowing the maintenance of second quarter core earnings from one year ago, after an adjustment of $326 thousand for the quarter's start-up losses incurred by Rockford Bank & Trust.

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

The Company realized a 0.06% decrease in its net interest spread, declining from 3.12% for the three months ended June 30, 2004 to 3.06% for the three months ended June 30, 2005. The average yield on interest-earning assets increased 0.48% for the three months ended June 30, 2005 when compared to the same period ended June 30, 2004. At the same time, the average cost of interest-bearing liabilities increased 0.54%. The narrowing of the net interest spread resulted in a 0.07% reduction in the Company's net interest margin. For the three months ended June 30, 2005, the net interest margin was 3.33% compared to 3.40% for the same period in 2004. The net interest margin of 3.33% for the second quarter of 2005 was an increase from that experienced in the first quarter of 2005, during which the net interest margin was 3.26%.

The Company realized a 0.09% decrease in its net interest spread, declining from 3.11% for the six months ended June 30, 2004 to 3.02% for the six months ended June 30, 2005. The average yield on interest-earning assets increased 0.33% for the six months ended June 30, 2005 when compared to the same period ended June 30, 2004. At the same time, the average cost of interest-bearing liabilities increased 0.42%. The narrowing of the net interest spread resulted in a 0.13% reduction in the Company's net interest margin. For the six months ended June 30, 2005, the net interest margin was 3.29% compared to 3.42% for the same period in 2004. Management constantly monitors and manages net interest margin. From a profitability standpoint, an important challenge for the subsidiary banks is the maintenance of their net interest margins. Management continually addresses this issue with the use of alternative funding sources and pricing strategies.

    Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

                                                                           For the six months ended June 30,
                                                   -----------------------------------------------------------------------------
                                                                   2005                                     2004
                                                   -----------------------------------------------------------------------------
                                                                 Interest       Average                   Interest     Average
                                                   Average        Earned        Yield or    Average       Earned       Yield or
                                                   Balance        or Paid         Cost      Balance       or Paid        Cost
                                                  -----------------------------------------------------------------------------
ASSETS
Interest earnings assets:
Federal funds sold ............................   $   3,885       $    46         2.37%     $   4,975           8        0.32%
Interest-bearing deposits at
  financial institutions ......................       4,109            69         3.36%        11,369         138        2.43%
Investment securities (1) .....................     151,060         2,842         3.76%       126,163       2,414        3.83%
Gross loans receivable (2) ....................     654,400        19,404         5.93%       555,271      15,493        5.58%
                                                  -----------------------                   ---------------------

        Total interest earning assets .........   $ 813,454        22,361         5.50%     $ 697,778      18,053        5.17%

Noninterest-earning assets:
Cash and due from banks .......................   $  28,522                                 $  30,652
Premises and equipment ........................      20,954                                    12,975
Less allowance for estimated losses on loans ..      (9,164)                                   (9,325)
Other .........................................      36,334                                    29,967
                                                  ---------                                 ---------
        Total assets ..........................   $ 890,099                                 $ 762,047
                                                  =========                                 =========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits ..............   $ 170,741           944         1.11%     $ 171,058         641        0.75%
Savings deposits ..............................      16,887            30         0.36%        14,816          24        0.32%
Time deposits .................................     297,804         4,122         2.77%       206,965       2,358        2.28%
Short-term borrowings .........................     109,724         1,114         2.03%        82,554         380        0.92%
Federal Home Loan Bank advances ...............      98,526         1,860         3.78%        87,950       1,660        3.77%
Junior subordinated debentures ................      21,909           714         6.52%        25,965       1,000        7.70%
Other borrowings ..............................       9,125           189         4.14%         3,375          46        2.73%
                                                  -----------------------                   ---------------------
        Total interest-bearing
        liabilities ...........................   $ 724,715         8,973         2.48%     $ 592,683       6,109        2.06%

Noninterest-bearing demand ....................   $ 106,116                                 $ 115,378
Other noninterest-bearing
  liabilities .................................       7,585                                    11,778
Total liabilities .............................     838,415                                   719,839
Stockholders' equity ..........................      51,684                                    42,208
                                                  ---------                                 ---------
        Total liabilities and
        stockholders' equity ..................   $ 890,099                                 $ 762,047
                                                  =========                                 =========
Net interest income ...........................                   $13,388                                 $11,944
                                                                  =======                                 =======
Net interest spread ...........................                                   3.02%                                  3.11%
                                                                                 ======                                 ======

Net interest margin ...........................                                   3.29%                                  3.42%
                                                                                 ======                                 ======
Ratio of average interest earning
  assets to average interest-
  bearing liabilities .........................     112.24%                                   117.73%
                                                  =========                                 =========

(1)  Interest  earned  and  yields  on  nontaxable   investment  securities  are
     determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2) Loan fees are not material and are included in interest income from loans receivable.

    Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

                                                                       For the three months ended June 30,
                                                   ----------------------------------------------------------------------------
                                                                    2005                                  2004
                                                   --------------------------------------   -----------------------------------
                                                   Interest       Average                               Interest       Average
                                                   Average        Earned         Yield or   Average      Earned        Yield or
                                                   Balance        or Paid          Cost     Balance     or Paid          Cost
                                                   ----------------------------------------------------------------------------
ASSETS
Interest earnings assets:
Federal funds sold .............................   $   4,359     $      28         2.57%    $   5,581   $       3        0.22%
Interest-bearing deposits at
 financial institutions ........................       2,686            28         4.17%       11,781          67        2.27%
Investment securities (1) ......................     153,116         1,471         3.84%      126,506       1,206        3.81%
Gross loans receivable (2) .....................     660,877        10,084         6.10%      573,781       8,024        5.59%
                                                   -----------------------                  ---------------------
        Total interest earning assets ..........   $ 821,038        11,611         5.66%    $ 717,649       9,300        5.18%

Noninterest-earning assets:
Cash and due from banks ........................   $  28,590                                $  31,678
Premises and equipment .........................      22,314                                   13,473
Less allowance for estimated losses on losses         (8,905)                                  (9,677)
Other ..........................................      38,572                                   33,773
                                                   ---------                                ---------
        Total assets ...........................   $ 901,609                                $ 786,896
                                                   =========                                =========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits ...............   $ 170,206           508         1.19%    $ 170,021         319        0.75%
Savings deposits ...............................      17,509            17         0.39%       15,061          12        0.32%
Time deposits ..................................     296,889         2,126         2.86%      211,632       1,189        2.25%
Short-term borrowings ..........................     113,525           648         2.28%      101,225         238        0.94%
Federal Home Loan Bank advances ................     105,048         1,010         3.85%       92,346         860        3.73%
Junior subordinated debentures .................      23,198           385         6.64%       29,620         579        7.82%
Other borrowings ...............................       8,500            88         4.14%        1,750          10        2.29%
                                                   -----------------------                  ---------------------
        Total interest-bearing
        liabilities ............................   $ 734,875         4,782         2.60%    $ 621,655       3,207        2.06%

Noninterest-bearing demand .....................   $ 105,247                                $ 109,900
Other noninterest-bearing
  liabilities ..................................       9,280                                   12,567
Total liabilities ..............................     849,402                                  744,122
Stockholders' equity ...........................      52,207                                   42,774
                                                   ---------                                ---------
        Total liabilities and
        stockholders' equity ...................   $ 901,609                                $ 786,896
                                                   =========                                =========

Net interest income ............................                 $  6,829                               $  6,093
                                                                 ========                               ========
Net interest spread ............................                                   3.06%                                 3.12%
                                                                                 =======                               =======

Net interest margin ............................                                   3.33%                                 3.40%
                                                                                 =======                               =======
Ratio of average interest earning
  assets to average interest-
  bearing liabilities ..........................     115.72%                                             115.44%
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

             Analysis of Changes of Interest Income/Interest Expense

                     For the six months ended June 30, 2005

                                                                     Components
                                                   Inc./(Dec.)      of Change (1)
                                                      from        ------------------
                                                   Prior Period     Rate      Volume
                                                   ---------------------------------
                                                              2005 vs. 2004
                                                   ---------------------------------
                                                          (Dollars in Thousands)
INTEREST INCOME
Federal funds sold ................................   $    38     $    44    $    (6)
Interest-bearing deposits at financial institutions       (69)        106       (175)
Investment securities (2) .........................       428        (116)       544
Gross loans receivable (3) ........................     3,911       1,017      2,894
                                                     -------------------------------

        Total change in interest income ...........   $ 4,308     $ 1,051    $ 3,257
                                                      ------------------------------

INTEREST EXPENSE
Interest-bearing demand deposits ..................   $   303     $   306    $    (3)
Savings deposits ..................................         6           3          3
Time deposits .....................................     1,764         580      1,184
Short-term borrowings .............................       734         577        157
Federal Home Loan Bank advances ...................       200           1        199
Junior subordinated debentures ....................      (286)       (142)      (144)
Other borrowings ..................................       143          33        110
                                                      ------------------------------

        Total change in interest expense ..........   $ 2,864     $ 1,358    $ 1,506
                                                      ------------------------------

Total change in net interest income ...............   $ 1,444     $  (307)   $ 1,751
                                                      ==============================

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

             Analysis of Changes of Interest Income/Interest Expense

                    For the three months ended June 30, 2005

                                                                     Components
                                                   Inc./(Dec.)      of Change (1)
                                                      from        ------------------
                                                   Prior Period     Rate      Volume
                                                   ---------------------------------
                                                              2005 vs. 2004
                                                   ---------------------------------
                                                          (Dollars in Thousands)
INTEREST INCOME
Federal funds sold ................................   $    25     $    30    $    (5)
Interest-bearing deposits at financial institutions       (39)        194       (233)
Investment securities (2) .........................       265           9        256
Gross loans receivable (3) ........................     2,060         773      1,287
                                                      ------------------------------
        Total change in interest income ...........   $ 2,311     $ 1,006    $ 1,305
                                                      ------------------------------

INTEREST EXPENSE
Interest-bearing demand deposits ..................   $   189     $   189    $    --
Savings deposits ..................................         5           3          2
Time deposits .....................................       937         380        557
Short-term borrowings .............................       410         378         32
Federal Home Loan Bank advances ...................       150          29        121
Junior subordinated debentures ....................      (194)        (80)      (114)
Other borrowings ..................................        78          13         65
                                                      ------------------------------
        Total change in interest expense ..........   $ 1,575     $   912    $   663
                                                      ------------------------------

Total change in net interest income ...............   $   736     $    94    $   642
                                                      ==============================

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

CRITICAL ACCOUNTING POLICY

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis, which discusses the allowance for loan losses in the section entitled "Financial Condition." Although management believes the levels of the allowance as of both June 30, 2005 and December 31, 2004 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Interest income increased by $2.3 million to $11.5 million for the three-month period ended June 30, 2005 when compared to $9.2 million for the quarter ended June 30, 2004. The increase of 25% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, in combination with an improved aggregate asset yield. The Company's average yield on interest earning assets increased 0.48% for the three months ended June 30, 2005 when compared to the three months ended June 30, 2004.

Interest expense increased by $1.6 million from $3.2 million for the three-month period ended June 30, 2004, to $4.8 million for the three-month period ended June 30, 2005. The 49% increase in interest expense was the result of a combination of greater average, outstanding balances in interest bearing liabilities, principally with respect to customers' time deposits in subsidiary banks, in combination with aggregate increased interest rates, principally with respect to customers' time deposits in subsidiary banks and short-term borrowings. The Company's average cost of interest bearing liabilities was 2.60% for the three months ended June 30, 2005, which was an increase of 0.54% when compared to the three months ended June 30, 2004.

At June 30, 2005 and December 31, 2004, the Company had an allowance for estimated losses on loans of 1.28% and 1.43%, respectively. The provision for loan losses decreased by $615 thousand from $468 thousand for the three-month period ended June 30, 2004 to an expense reversal of $147 thousand for the three-month period ended June 30, 2005. During the second quarter of 2005, management determined whether monthly provisions for loan losses were warranted based upon a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. During the second quarter of 2005, net growth in the loan portfolio of $21.6 million warranted a $278 thousand provision to the allowance for loan losses, however this amount was more than offset by $425 thousand of provision reversals attributed to upgrades within the portfolio during the quarter. The successful resolution of some large credits in Quad City Bank & Trust's loan portfolio, through payoff, credit upgrade, refinancing, or the acquisition of additional collateral or guarantees, resulted in reductions to both provision expense and the level of allowance for loan losses. During the second quarter of 2004, net growth in the loan portfolio was $30.5 million, which accounted for the entire provision for loan losses for that period. For the three months ended June 30, 2005, there were commercial loan charge-offs of $57 thousand, and there were commercial recoveries of $53 thousand. Consumer loan charge-offs and recoveries totaled $52 thousand and $40 thousand, respectively, during the quarter. Credit card loans accounted for 45% of the second quarter consumer gross charge-offs. Residential real estate loans had $15 thousand of charge-offs with no recoveries for the three months ended June 30, 2005.

Noninterest income of $2.4 million for the three-month period ended June 30, 2005 was a $55 thousand, or 2%, increase from the three-month period ended June 30, 2004. Noninterest income during the quarters in comparison consisted primarily of income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous income. The quarter ended June 30, 2005, when compared to the same quarter in 2004, posted an $82 thousand increase in fees earned by the merchant credit card operations of Bancard. Trust department fees improved $112 thousand from the second quarter of 2004 to the second quarter of 2005. Deposit service fees were down $12 thousand from quarter to quarter. Gains on the sale of residential real estate mortgage loans, net, decreased by $55 thousand for the quarter ended June 30, 2005 when compared to the same quarter in 2004. Additional variations in noninterest income consisted of a $64 thousand increase in investment advisory and management fees, a $100 thousand decrease in earnings on cash surrender value of life insurance, and an $8 thousand decrease in other noninterest income. Other noninterest income in each quarter consisted primarily of income from associated companies, earnings on other assets, and Visa check card fees.

Merchant credit card fees, net of processing costs for the three months ended June 30, 2005 increased by 27% to $384 thousand from $302 thousand for the second quarter of 2004. The increase from year to year was primarily the result of an increase in credit card processing services provided to cardholders of the Company's subsidiary ba.ks and agent banks.

For the quarter ended June 30, 2005, trust department fees increased $112 thousand, or 18%, to $720 thousand from $608 thousand for the same quarter in 2004. There was continued development of existing trust relationships and the addition of new trust customers throughout the past twelve months, as well as an improvement in market values of securities held in trust accounts, when compared to one year ago. Each of these factors had a resulting impact on the calculation of trust department fees.

Deposit service fees decreased $12 thousand, or 3%, to $396 thousand from $408 thousand for the three-month periods ended June 30, 2005 and June 30, 2004, respectively. This decrease was primarily a result of the reduction in service fees collected on the noninterest bearing demand deposit accounts at Quad City Bank & Trust. The balance of consolidated noninterest bearing demand deposits at June 30, 2005 was down $2.3 million from June 30, 2004. Service charges and NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, were $351 thousand for the three months ended June 30, 2005, which was a decrease of $55 thousand, when compared to $406 thousand for the three months ended June 30, 2004. Loans originated for sale during the second quarter of 2005 were $24.2 million and during the second quarter of 2004 were $25.7 million. Proceeds on the sales of loans during the second quarters of 2005 and 2004 were $22.2 million and $26.2 million, respectively.

During the second quarter of 2005, earnings on the cash surrender value of life insurance decreased $100 thousand, or 72%, to $140 thousand from $240 thousand for the second quarter of 2004. In February 2004, the Company made significant investments in bank-owned life insurance (BOLI) on key executives at the two existing subsidiary banks. Quad City Bank & Trust purchased $8.3 million of BOLI, and Cedar Rapids Bank & Trust made a purchase of $3.6 million of BOLI. During the first quarter of 2005, Rockford Bank & Trust purchased $590 thousand of BOLI.

Investment advisory and management fees increased $64 thousand from $136 thousand for the three months ended June 30, 2004 to $200 thousand for the three months ended June 30, 2005. The 32% increase from year to year was due to the increased volume of investment services provided by representatives of LPL Financial Services at the subsidiary banks, primarily at Quad City Bank & Trust.

For the quarter ended June 30, 2005, other noninterest income decreased $8 thousand, or 2%, to $244 thousand from $252 thousand for the same quarter in 2004. The decrease was primarily due to a decrease in income from associated companies, which was almost entirely offset by an increase in earnings on other assets. Income from associated companies, earnings on other assets, Visa check card fees, and ATM fees were primary contributors to other noninterest income during the second quarter of 2005.

Noninterest expenses for the three months ended June 30, 2005, were $7.4 million and for the three months ended June 30, 2004, were $5.4 million. For the second quarter of 2005, noninterest expenses for the new charter at Rockford Bank and Trust were $566 thousand. The significant components of noninterest expenses were salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both quarters.

The following table sets forth the various categories of noninterest expenses for the three months ended June 30, 2005 and 2004.

                              Noninterest Expenses

                                                       Three months ended
                                                              June 30,
                                               ---------------------------------
                                                  2005         2004    % change
                                               ---------------------------------

Salaries and employee benefits .............   $4,120,478   $3,119,302    32.1%
Professional and data processing fees ......      824,598      530,826    55.3%
Advertising and marketing ..................      307,584      287,198     7.1%
Occupancy and equipment expense ............    1,022,246      790,760    29.3%
Stationery and supplies ....................      164,238      132,247    24.2%
Postage and telephone ......................      198,370      162,779    21.9%
Bank service charges .......................      139,026      147,401    (5.7)%
Insurance ..................................      153,687      123,073    22.9%
Other ......................................      513,114      141,994   261.4%
                                               -----------------------
                  Total noninterest expenses   $7,443,341    5,437,580    36.9%
                                               =======================

For the quarter ended June 30, 2005, total salaries and benefits increased to $4.1 million, which was up $1.0 million from the previous year's quarter total of $3.1 million. The increase of 32% was primarily due an increase in employees from 229 full time equivalents (FTEs) to 286 from year-to-year. The staffing of Rockford Bank & Trust created twelve FTEs and 32% of the increase in total salaries and benefits. Other noninterest expense increased $371 thousand to $513 thousand for the first quarter of 2005 from $142 thousand for the first quarter of 2004. The increase was primarily the result of a $238 thousand write-down in the property value of other real estate owned (OREO) at Quad City Bank & Trust, in combination with cardholder program expense at Bancard and other loan expense at the subsidiary banks. Professional and data processing fees experienced a 55% increase from $531 thousand for the second quarter of 2004 to $825 thousand for the comparable quarter in 2005. The $294 thousand increase was primarily the result of legal and other professional fees related to the organization of Rockford Bank & Trust and legal fees incurred at Quad City Bank & Trust in foreclosure proceedings with a significant commercial loan customer. Occupancy and equipment expense increased $231 thousand, or 29%, from quarter to quarter. The increase was a proportionate reflection of the Company's investment in new facilities at the subsidiary banks, in combination with the related costs associated with additional furniture, fixtures and equipment, such as depreciation, maintenance, utilities, and property taxes. For the quarter ended June 30, 2005, postage and telephone expense increased to $198 thousand, which was up $35 thousand from the previous year's quarter total of $163 thousand. The increase of 22% was primarily due to the Company's additional business resulting from its investment in four new facilities from June 30, 2004 to June 30, 2005.

The provision for income taxes was $633 thousand for the three-month period ended June 30, 2005 compared to $822 thousand for the three-month period ended June 30, 2004 for a decrease of $189 thousand, or 23%. The decrease was the result of a decrease in income before income taxes of $597 thousand, or 24%, for the 2005 quarter when compared to the 2004 quarter. Primarily due to a decrease in the proportionate share of tax-exempt income to total income from year to year, the Company experienced an increase in the effective tax rate from 33.0% for the first quarter of 2004 to 33.4% for the first quarter of 2005.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Interest income increased by $4.3 million to $22.2 million for the six-month period ended June 30, 2005 when compared to $17.9 million for the six months ended June 30, 2004. The increase of 24% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans receivable, in combination with an improved aggregate asset yield. The Company's average yield on interest earning assets increased 0.33% for the six months ended June 30, 2005 when compared to the six months ended June 30, 2004.

Interest expense increased by $2.9 million from $6.1 million for the six-month period ended June 30, 2004, to $9.0 million for the six-month period ended June 30, 2005. The 47% increase in interest expense was the result of a combination of greater average, outstanding balances in interest bearing liabilities, principally with respect to customers' time deposits in subsidiary banks, in combination with aggregate increased interest rates, principally with respect to customers' time deposits in subsidiary banks and short-term borrowings. The Company's average cost of interest bearing liabilities was 2.48% for the six months ended June 30, 2005, which was an increase of 0.42% when compared to the six months ended June 30, 2004.

At June 30, 2005 and December 31, 2004, the Company had an allowance for estimated losses on loans of 1.28% and 1.43%, respectively. The provision for loan losses decreased by $1.2 million from $1.3 million for the six-month period ended June 30, 2004 to $154 thousand for the six-month period ended June 30, 2005. During the first six months of 2005, management determined whether monthly provisions for loan losses were warranted based upon a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. During the first six months of 2005, net growth in the loan portfolio of $25.9 million warranted a $333 thousand provision to the allowance for loan losses, however this amount was partially offset by $179 thousand of provision reversals attributed to upgrades within the portfolio during the period. The successful resolution of some large credits in Quad City Bank & Trust's loan portfolio, through payoff, credit upgrade, refinancing, or the acquisition of additional collateral or guarantees, resulted in reductions to both provision expense and the level of allowance for loan losses. During the first six months of 2004, net growth in the loan portfolio was $69.7 million, which accounted for $1.1 million of the $1.3 million provision for loan losses for that period. For the six months ended June 30, 2005, there were commercial loan charge-offs of $808 thousand, and there were commercial recoveries of $156 thousand. The charge-off a single, nonperforming loan at Quad City Bank & Trust for $726 thousand accounted for 90% of the gross commercial charge-offs. Consumer loan charge-offs and recoveries totaled $140 thousand and $53 thousand, respectively, during the period. Credit card loans accounted for 97% of the consumer net charge-offs for the first six months of 2005. Residential real estate loans had charge-offs of $15 thousand and no recoveries for the six months ended June 30, 2005.

Noninterest income of $4.9 million for the six-month period ended June 30, 2005 was a $213 thousand, or 5%, increase from $4.7 million for the six-month period ended June 30, 2004. Noninterest income during each of the periods in comparison consisted primarily of income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous income. The six months ended June 30, 2005, when compared to the same period in 2004, posted a $38 thousand decrease in fees earned by the merchant credit card operations of Bancard. Trust department fees improved $166 thousand from the first six months of 2004 to the comparable period in 2005. Deposit service fees were down $39 thousand from period to period. Gains on the sale of residential real estate mortgage loans, net, decreased by $63 thousand for the six months ended June 30, 2005 when compared to the same period in 2004. Additional variations in noninterest income consisted of a $78 thousand increase in investment advisory and management fees, a $153 thousand increase in other noninterest income, and a $17 thousand decrease in earnings on cash surrender value of life insurance. Other noninterest income in each period consisted primarily of income from associated companies, earnings on other assets, and Visa check card fees.

Merchant credit card fees, net of processing costs for the six months ended June 30, 2005 decreased by 5% to $803 thousand from $841 thousand for the first six months of 2004. In October 2002, the Company sold Bancard's ISO related merchant credit card operations to iPayment, Inc., and Bancard's core business focus was shifted to processing for its agent banks, cardholders, and local merchants. Through September 2003, Bancard continued to process ISO-related transactions for iPayment, Inc. for a fixed monthly service fee, which increased as the temporary processing period was extended. In September 2003, the transfer of the ISO-related Visa/Mastercard processing activity to iPayment, Inc. was completed and significantly reduced Bancard's exposure to risk of credit card loss that the ISO activity carried with it. Bancard had established and carried ISO-specific reserves, which provided coverage for this exposure. In March 2004, the Company recognized a recovery of $144 thousand from a reduction in these ISO-specific reserves. For the first six months of 2004, Bancard's ISO-related income was $196 thousand, and Bancard's core merchant credit card fees, net of processing costs were $647 thousand. For the first six months of 2005, Bancard's core merchant credit card fees, net of processing costs were $803 thousand, which was an improvement of $156 thousand, or 24%, when compared to the first six months of 2004. A significant contributor to the increase from year to year was a reversal of $73 thousand during the first quarter of 2005 from a specific allocation within the allowance for chargeback losses.

For the six months ended June 30, 2005, trust department fees increased $166 thousand, or 13%, to $1.5 million from $1.3 million for the same period in 2004. There was continued development of existing trust relationships and the addition of new trust customers throughout the past twelve months, as well as an improvement in market values of securities held in trust accounts, when compared to one year ago. Each of these factors had a resulting impact on the calculation of trust department fees.

Deposit service fees decreased $39 thousand, or 5%, to $778 thousand from $817 thousand for the six-month periods ended June 30, 2005 and June 30, 2004, respectively. This decrease was primarily a result of the reduction in service fees collected on the noninterest bearing demand deposit accounts at Quad City Bank & Trust. The balance of consolidated noninterest bearing demand deposits at June 30, 2005 was down $2.3 million from June 30, 2004. Service charges and NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, were $605 thousand for the six months ended June 30, 2005, which was a decrease of $63 thousand, or 9%, when compared to $668 thousand for the six months ended June 30, 2004. Loans originated for sale during the first six months of 2005 were $42.3 million and during the first six months of 2004 were $45.9 million. Proceeds on the sales of loans during the first two quarters of 2005 and 2004 were $40.0 million and $46.0 million, respectively.

During the first six months of 2005, earnings on the cash surrender value of life insurance decreased $17 thousand, or 5%, to $319 thousand from $336 thousand for the first six months of 2004. In February 2004, the Company made significant investments in bank-owned life insurance (BOLI) on key executives at the two existing subsidiary banks. Quad City Bank & Trust purchased $8.3 million of BOLI, and Cedar Rapids Bank & Trust made a purchase of $3.6 million of BOLI. During the first quarter of 2005, Rockford Bank & Trust purchased $590 thousand of BOLI.

Investment advisory and management fees increased $78 thousand from $262 thousand for the six months ended June 30, 2004 to $340 thousand for the six months ended June 30, 2005. The 30% increase from year to year was due to the increased volume of investment services provided by representatives of LPL Financial Services at the subsidiary banks, primarily at Quad City Bank & Trust.

For the six months ended June 30, 2005, other noninterest income increased $153 thousand, or 31%, to $652 thousand from $499 thousand for the same period in 2004. The increase was primarily due to income from associated companies. During the first quarter of 2005, one of the Company's associated companies, Nobel Electronic Transfer, LLC, completed a large, one-time sales transaction, which contributed $219 thousand to other noninterest income. Income from associated companies, earnings on other assets, Visa check card fees, and ATM fees were primary contributors to other noninterest income during the first six months of 2005.

Noninterest expenses for the six months ended June 30, 2005, were $14.2 million and for the six months ended June 30, 2004, were $11.5 million. For the first six months of 2005, noninterest expenses for the new charter at Rockford Bank and Trust were $1.1 million. The significant components of noninterest expenses were salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both periods. During the first quarter of 2004, there was also a significant loss on the redemption of junior subordinated debentures.

The following table sets forth the various categories of noninterest expenses for the six months ended June 30, 2005 and 2004.

                              Noninterest Expenses

                                                                    Six months ended
                                                                         June 30,
                                                       ------------------------------------------
                                                           2005            2004          % change
                                                       ------------------------------------------
Salaries and employee benefits .....................   $  8,016,845   $  6,271,103          27.8%
Professional and data processing fees ..............      1,437,394        996,102          44.3%
Advertising and marketing ..........................        567,763        500,990          13.3%
Occupancy and equipment expense ....................      1,998,199      1,521,750          31.3%
Stationery and supplies ............................        312,016        269,192          15.9%
Postage and telephone ..............................        394,685        329,059          19.9%
Bank service charges ...............................        257,499        285,243          (9.7)%
Insurance ..........................................        306,842        225,567          36.0%
Loss on redemption of junior subordinated debentures              0        747,490        (100.0%)
Other ..............................................        904,803        380,172         138.0%
                                                       ---------------------------
        Total noninterest expenses .................   $ 14,196,046   $ 11,526,668         23.2%
                                                       ===========================

The six months ended June 30, 2004 reflected a $747 thousand loss on the redemption of trust preferred securities at their earliest call date of June 30, 2004. For the six months ended June 30, 2005, total salaries and benefits increased to $8.0 million, which was up $1.7 million from the previous year's period total of $6.3 million. The increase of 28% was primarily due to the Company's increase in compensation and benefits related to an increase in employees from 229 full time equivalents (FTEs) to 286 from year-to-year. The staffing of Rockford Bank & Trust created twelve FTEs and 37% of the increase in total salaries and benefits. Other noninterest expense increased $525 thousand to $905 thousand for the first six months of 2005 from $380 thousand for the first six months of 2004. The increase was primarily the result of $288 thousand of write-downs on the property value of other real estate owned (OREO) at Quad City Bank & Trust, $93 thousand of other expense incurred on OREO property, $59 thousand of cardholder program expense at Bancard and other loan expense at the subsidiary banks. Occupancy and equipment expense increased $476 thousand, or 31%, from year to year. The increase was a proportionate reflection of the Company's investment in new facilities at the subsidiary banks, in combination with the related costs associated with additional furniture, fixtures and equipment, such as depreciation, maintenance, utilities, and property taxes. Professional and data processing fees experienced a 44% increase from $996 thousand for the first six months of 2004 to $1.4 million for the comparable period in 2005. The $441 thousand increase was primarily the result of legal and other professional fees related to the organization of Rockford Bank & Trust, legal fees incurred at Quad City Bank & Trust in foreclosure proceedings with a significant commercial loan customer, and increased data processing fees at the subsidiary banks. For the six months ended June 30, 2005, insurance expense increased to $307 thousand, which was up $81 thousand from the previous year's six-month total of $226 thousand. The increase of 36% was primarily due to the Company's $9.5 million increased investment in premises and equipment, net, from June 30, 2004 to June 30, 2005.

The provision for income taxes was $1.3 million for the six-month period ended June 30, 2005 compared to $1.2 million for the six-month period ended June 30, 2004 for an increase of $86 thousand, or 7%. The increase was the result of an increase in income before income taxes of $165 thousand, or 4%, for the 2005 period when compared to the 2004 period. Primarily due to a decrease in the proportionate share of tax-exempt income to total income from year to year, the Company experienced an increase in the effective tax rate from 31.9% for the first six months of 2004 to 32.8% for the first six months of 2005.

FINANCIAL CONDITION

Total assets of the Company increased by $50.0 million, or 6%, to $920.1 million at June 30, 2005 from $870.1 million at December 31, 2004. The growth resulted primarily from increases in Federal funds sold, the loan portfolio and in premises and equipment, net, funded by Federal Home Loan Bank advances, interest-bearing deposits and short-term borrowings.

Cash and due from banks increased by $5.2 million, or 24%, to $26.6 million at June 30, 2005 from $21.4 million at December 31, 2004. Cash and due from banks represented both cash maintained at its subsidiary banks, as well as funds that the Company and its banks had deposited in other banks in the form of non-interest bearing demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At June 30, 2005, the subsidiary banks had $10.5 million invested in such funds. This amount increased by $7.6 million, or 263%, from $2.9 million at December 31, 2004. The increase was primarily a result of an increased demand for Federal fund purchases by Quad City Bank & Trust's downstream correspondent banks.

Interest bearing deposits at financial institutions decreased by $2.3 million, or 58%, to $1.6 million at June 30, 2005 from $3.9 million at December 31, 2004. Included in interest bearing deposits at financial institutions are demand accounts, money market accounts, and certificates of deposit. The decrease was the result of decreases in money market accounts of $1.3 million and maturities of certificates of deposit totaling $560 thousand, in combination with a decrease in demand account balances of $398 thousand.

Securities increased by $4.4 million, or 3%, to $154.0 million at June 30, 2005 from $149.6 million at December 31, 2004. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $613 thousand were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $315 thousand. Maturities and calls of securities occurred in the amount of $28.5 million, and the portfolio experienced a decrease in the fair value of securities, classified as available for sale, of $851 thousand. These portfolio decreases were offset by the purchase of an additional $34.7 million of securities, classified as available for sale.

Total gross loans receivable increased by $25.9 million, or 4%, to $674.3 million at June 30, 2005 from $648.4 million at December 31, 2004. The increase was the result of originations, renewals, additional disbursements or purchases of $262.7 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $754 thousand, and loan repayments or sales of loans of $236.1 million. During the six months ended June 30, 2005, Quad City Bank & Trust contributed $161.4 million, or 61%, Cedar Rapids Bank & Trust contributed $71.3 million, or 33%, and Rockford Bank & Trust contributed $3.6 million, or 6%, of the Company's loan originations, renewals, additional disbursements or purchases. The mix of loan types within the Company's portfolio at June 30, 2005 reflected 81% commercial, 10% real estate and 9% consumer loans. The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.

The allowance for estimated losses on loans was $8.7 million at June 30, 2005 compared to $9.3 million at December 31, 2004, a decrease of $600 thousand, or 6%. The allowance for estimated losses on loans was determined based on factors that included the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management's judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. The loan portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed each month on all loans risk-rated as "criticized" credits. The adequacy of the allowance for estimated losses on loans was monitored by the loan review staff, and reported to management and the board of directors.

Although management believes that the allowance for estimated losses on loans at June 30, 2005 was at a level adequate to absorb losses on existing loans, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks with the intention to improve the overall quality of the Company's loan portfolio.

Net charge-offs for the six months ended June 30 were $754 thousand in 2005 and $222 thousand in 2004. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the gross loan portfolio. The allowance for estimated losses on loans as a percentage of gross loans was 1.28% at June 30, 2005 and 1.65% at June 30, 2004.

At June 30, 2005, total nonperforming assets were $8.0 million compared to $10.7 million at December 31, 2004. The $2.7 million decrease was the result of a $2.4 million decrease in nonaccrual loans and a decrease of $523 thousand in other real estate owned, partially offset by an increase of $217 thousand in accruing loans past due 90 days or more.

Nonaccrual loans were $5.2 million at June 30, 2005 compared to $7.6 million at December 31, 2004, a decrease of $2.4 million. The decrease in nonaccrual loans was comprised of decreases in commercial loans of $2.2 million and real estate loans of $248 thousand, and an increase in consumer loans of $29 thousand. Four large commercial lending relationships at Quad City Bank & Trust, with an aggregate outstanding balance of $4.1 million, comprised 78% of the nonaccrual loans at June 30, 2005. The existence of either a strong collateral position, a governmental guarantee, or an improved payment status on several of the nonperformers significantly reduces the Company's exposure to loss. Quad City Bank & Trust continues to work for resolutions with all of these customers. Management is continually monitoring the Company's loan portfolio and the level of the allowance for loan losses. The allowance for loan losses to total loans was 1.28% at June 30, 2005. Management's efforts are ongoing to improve the overall quality of the loan portfolio. Nonaccrual loans represented approximately one percent of the Company's held for investment loan portfolio at June 30, 2005.

From December 31, 2004 to June 30, 2005, accruing loans past due 90 days or more increased from $1.1 million to $1.3 million. Six significant lending relationships at Quad City Bank & Trust comprised $954 thousand, or 71%, of this balance at June 30, 2005. By mid July, three of these relationships totaling $466 thousand had become current with their payments.

Premises and equipment increased by $5.4 million, or 30%, to $23.5 million at June 30, 2005 from $18.1 million at December 31, 2004. During the six-month period there were purchases of additional land, furniture, fixtures and equipment and leasehold improvements of $6.3 million, which were partially offset by depreciation expense of $893 thousand.

In September 2003, the Company announced plans for a fifth Quad City Bank & Trust banking facility, to be located in west Davenport at Five Points. Total costs were approximately $3.6 million, when the facility was completed and began operations in March 2005. In February 2004, Cedar Rapids Bank & Trust announced plans to build a facility in downtown Cedar Rapids. The Bank's main office was relocated to this site on July 5, 2005. Costs for this facility during the first six months of 2005 were $2.9 million, and total costs for this project to date are $5.6 million. Total costs for this facility are projected to be $6.9 million. Cedar Rapids Bank & Trust also completed construction of a branch office located on Council Street, which opened for business on June 2, 2005. The Company has incurred costs for this project of $1.6 million during the first six months of 2005 and $2.3 million to date. Total costs for this facility are projected to be $2.3 million. During the first six months of 2005, costs associated with the establishment of the full-service banking facility in leased space in downtown Rockford, which opened as the Company's third bank charter on January 3rd, were $273 thousand, and total costs were $486 thousand. Rockford Bank & Trust is moving forward with plans for a second banking facility, which will initially be located in a leased, modular building, subject to zoning and regulatory approval. During the first six months of 2005, this project's costs were $25 thousand.

Accrued interest receivable on loans, securities and interest-bearing deposits with financial institutions increased by $166 thousand, or 4%, to $4.2 million at June 30, 2005 from $4.1 million at December 31, 2004.

Bank-owned life insurance (BOLI) increased by $909 thousand from $15.9 million at December 31, 2004 to $16.8 million at June 30, 2005. Banks may generally buy BOLI as a financing or cost recovery vehicle for pre-and post-retirement employee benefits. During 2004, the subsidiary banks purchased $8.0 million of insurance to finance the expenses associated with the establish-ent of supplemental retirement benefits plans for the executive officers. In addition, the subsidiary banks purchased life insurance totaling $4.2 million on the lives of a number of senior management personnel for the purpose of funding the expenses of new deferred compensation arrangements for senior officers. During the first quarter of 2005, Rockford Bank & Trust purchased $590 thousand of BOLI. Benefit expense associated with both the supplemental retirement benefits and deferred compensation arrangements was $88 thousand and $84 thousand, respectively, for the six months ended June 30, 2005. These purchases in 2004, combined with the previously purchased bank-owned life insurance, resulted in Quad City Bank & Trust and Cedar Rapids Bank & Trust each holding investments in bank-owned life insurance policies near the regulatory maximum of 25% of capital. The banks monitor the risks associated with these holdings, including diversification, lending-limit, concentration, interest rate risk, credit risk, and liquidity. Earnings on BOLI totaled $319 thousand for the first six months of 2005.

Other assets increased by $2.0 million, or 13%, to $17.2 million at June 30, 2005 from $15.2 million at December 31, 2004. Other assets included $8.4 million of equity in Federal Reserve Bank and Federal Home Loan Bank stock, $3.0 million of deferred tax assets, $1.4 million in other real estate owned (OREO), $1.1 million in investments in unconsolidated companies, $600 thousand of accrued trust department fees, $409 thousand of unamortized prepaid trust preferred securities offering expenses, $517 thousand of prepaid Visa/Mastercard processing charges, other miscellaneous receivables, and various prepaid expenses. During the second half of 2004, the Company accumulated OREO from four credit relationships at the subsidiary banks, which totaled $1.9 million at December 31, 2004. During the first quarter of 2005, one of these OREO properties was sold for $301 thousand at a minimal gain, and during the first six months of 2005, two of the property values were written down $288 thousand in aggregate.

Deposits increased by $7.7 million, or slightly more than 1%, to $595.7 million at June 30, 2005 from $588.0 million at December 31, 2004. The modest increase resulted from an $11.8 million aggregate net increase in money market, savings, and total transaction accounts offset by a $4.1 million net decrease in interest-bearing certificates of deposit. The subsidiary banks experienced a net increase in brokered certificates of deposit of $5.2 million during the first six months of 2005.

Short-term borrowings increased $7.6 million, or 7%, from $104.8 million at December 31, 2004 to $112.4 million at June 30, 2005. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. As a result of the $50.0 million increase in assets during the first six months of 2005, primarily in the loan and securities portfolios, and the lagging growth in deposits, the subsidiary banks utilized additional short-term borrowings. Short-term borrowings were comprised of customer repurchase agreements of $56.6 million and $47.6 million at June 30, 2005 and December 31, 2004, respectively, as well as federal funds purchased of $55.8 million at June 30, 2005 and $57.2 million at December 31, 2004.

Federal Home Loan Bank advances increased by $26.1 million, or 28%, to $118.1 million at June 30, 2005 from $92.0 million at December 31, 2004. As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.

Other borrowings were $6.0 million at both June 30, 2005 and December 31, 2004. In June 2004, the Company drew an advance of $7.0 million on a line of credit at an upstream correspondent bank as partial funding for the early redemption of $12.0 million in trust preferred securities, which had been issued in 1999. In December 2004, the Company made a payment to reduce the balance by $1.0 million. In January 2005, the Company drew an additional $5.0 million advance as partial funding for the initial capitalization of Rockford Bank & Trust. In May 2005, with proceeds from the issuance of the trust preferred securities of Trust IV, the Company made a payment to reduce the balance on the line of credit by $5.0 million.

Junior subordinated debentures increased $5.2 million, or 25%, to $25.8 million at June 30, 2005 from $20.6 million at December 31, 2004. In June 1999, the Company issued $12.0 million of trust preferred securities through a newly formed subsidiary, Trust I. The Company redeemed these securities on June 30, 2004. In February 2004, the Company formed two new subsidiaries and issued, in a private transaction, $12.0 million of fixed rate trust preferred securities and $8.0 million of floating rate trust preferred securities of Trust II and Trust III, respectively. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $12.4 million and $8.2 million, respectively. On May 5, 2005, the Company announced the issuance of $5.0 million of floating rate capital securities of QCR Holdings Statutory Trust IV. Trust IV used the $5.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $155 thousand of proceeds from its equity, to purchase $5.2 million of junior subordinated debentures of the Company.

Other liabilities were $9.2 million at June 30, 2005, up $1.3 million, or 16%, from $7.9 million at December 31, 2004. Other liabilities were comprised of unpaid amounts for vari/us products and services, and accrued but unpaid interest on deposits. At June 30, 2005, the most significant components of other liabilities were $3.6 million of accrued expenses, $2.3 million of accounts payable, and $1.8 million of interest payable.

Common stock, at both June 30, 2005 and December 31, 2004, was $4.5 million. The slight increase of $23 thousand was the result of stock issued from the net exercise of stock options and stock purchased under the employee stock purchase plan.

Additional paid-in capital totaled $20.6 million at June 30, 2005, up $270 thousand, or 1%, from $20.3 million at December 31, 2004. The increase resulted from the proceeds received in excess of the $1.00 per share par value for the 22,829 shares of common stock issued as the result of the net exercise of stock options and stock purchased under the employee stock purchase plan.

Retained earnings increased by $2.4 million, or 10%, to $27.7 million at June 30, 2005 from $25.3 million at December 31, 2004. The increase reflected net income for the six-month period net of $180 thousand representing the four-cent per share dividend, which was declared in May and paid in July 2005.

Unrealized gains on securities available for sale, net of related income taxes, totaled $137 thousand at June 30, 2005 as compared to $669 thousand at December 31, 2004. The decrease in gains of $532 thousand was attributable to decreases during the period in fair value of the securities identified as available for sale, primarily due to a rise in interest rates.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash provided by operating activities, consisting primarily of proceeds on sales of loans, was $847 thousand for the six months ended June 30, 2005 compared to $2.8 million net cash provided by operating activities for the same period in 2004. Net cash used in investing activities, consisting principally of purchases of available for sale securities, was $42.2 million for the six months ended June 30, 2005 and $94.0 million, consisting primarily of loan originations to be held for investment, for the six months ended June 30, 2004. Net cash provided by financing activities, consisting primarily of proceeds from Federal Home Loan Bank advances, for the six months ended June 30, 2005 was $46.5 million, and for the same period in 2004 was $98.8 million, consisting principally of funds from short-term borrowings.

The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At both June 30, 2005 and December 31, 2004, the subsidiary banks had fourteen lines of credit totaling $99.5 million, of which $13.0 million was secured and $86.5 million was unsecured. At June 30, 2005, Quad City Bank & Trust had drawn $30.5 million of their available balance of $83.0 million, and Cedar Rapids Bank & Trust had drawn none of their available balance of $16.5 million. At December 31, 2004, Quad City Bank & Trust had drawn $21.1 million of their available balance of $83.0 million. As of both June 30, 2005 and December 31, 2004, the Company had two unsecured revolving credit notes totaling $15.0 million in aggregate, replacing a single note of $15.0 million previously held. The Company had a 364-day revolving note, which matures December 29, 2005, for $10.0 million and had a balance outstanding of $1.0 million at June 30, 2005 and $6.0 million at December 31, 2004. The Company also had a 3-year revolving note, which matures December 30, 2007, for $5.0 million and carried no balance as of December 31, 2004. On January 3, 2005, the 3-year note was fully drawn as partial funding for the capitalization of Rockford Bank & Trust. For both notes, interest is payable monthly at the Federal Funds rate plus 1% per annum, as defined in the credit agreements. As of December 31, 2004, the interest rate on the 364-day note was 3.23%. At June 30, 2005, the interest rate on both notes was 4.17%.

On February 18, 2004, the Company issued $12.0 million of fixed/floating rate capital securities and $8.0 million of floating rate capital securities. The securities represent undivided beneficial interests in Trust II and Trust III, which were established by the Company for the purpose of issuing the trust preferred securities. The securities issued by Trust II and Trust III mature in thirty years. The fixed/floating rate capital securities are callable at par after seven years, and the floating rate capital securities are callable at par after five years. The fixed/floating rate capital securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they have a variable rate based on the three-month LIBOR, reset quarterly, and the floating rate capital securities have a variable rate based on the three-month LIBOR, reset quarterly, with the rate currently set at 6.34%. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $8.2 million and $12.4 million, respectively. The Company incurred issuance costs of $429 thousand, which are being amortized over the lives of the securities.

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

On May 5, 2005, the Company announced the issuance of $5.0 million of floating rate capital securities of QCR Holdings Statutory Trust IV. The securities represent the undivided beneficial interest in Trust IV, which was established by the Company for the sole purpose of issuing the Trust Preferred Securities. The securities issued by Trust IV mature in thirty years, but are callable at par after five years. The Trust Preferred Securities have a variable rate based on the three-month LIBOR, reset quarterly, with the current rate set at 5.40%. Interest is payable quarterly. Trust IV used the $5.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $155 thousand of proceeds from its own equity, to purchase $5.2 million of junior subordinated debentures of the Company. The Company will treat these new issuances as Tier 1 capital for regulatory capital purposes, subject to current established limitations. The Company incurred no issuance costs as a result of the transaction. The Company used its net proceeds for general corporate purposes, including the paydown of its other borrowings.

On April 28, 2005, the Company declared a cash dividend of $0.04 per share, or $180 thousand, which was paid on July 6, 2005, to stockholders of record on June 15, 2005. It is the Company's intention to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, however it believes that operating results have reached a level that can sustain dividends to stockholders as well.

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

One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company's consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at March 31, 2005 demonstrated a 1.85% decrease in interest income with a 200 basis point increase in interest rates, and a 3.70% decrease in interest income with a 100 basis point decrease in interest rates. Both simulations are within the board-established policy limits of a 10% decline in value.

Part I
Item 4

                             CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported as and when required.

Limitations on the Effectiveness of Controls. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. There are inherent limitations to the effectiveness of all control systems, including the possibility of human error and the circumvention or overriding of the controls and procedures. Therefore, even effective systems of controls and procedures can provide only reasonable assurances of achieving their control objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting. The Company is currently undergoing a comprehensive effort to ensure compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002. As a result, enhancements to the Company's internal controls over financial reporting are being or have been implemented. During the second quarter of 2005, the Company implemented a comprehensive Reconciliation and Account Certification Policy, which guides a semi-centralized process up through the Company ending with a consolidated reporting package for the Chief Financial Officer. At June 30, 2005, the Company had not fully completed its evaluation nor had all control enhancements been completed. Other than changes as described above, there have been no changes to the Company's internal control over financial reporting during the period covered by this report that have materially effected, or are reasonably likely to affect the Company's internal control over financial reporting.

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

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held at The Lodge located at 900 Spruce Hills Drive, Bettendorf, Iowa on Wednesday, May 4, 2005 at 10:00 a.m. At the meeting, Patrick S. Baird, John K. Lawson, and Ronald G. Peterson were re-elected to serve as Class III directors, with terms expiring in 2008. Continuing as Class I directors, with terms expiring in 2006, are Michael A. Bauer, James J. Brownson, and Henry Royer. Continuing as Class II directors, with terms expiring in 2007, are Larry J. Helling, Douglas M. Hultquist, and Mark Kilmer. Also, at the meeting stockholders approved the QCR Holdings, Inc. 2005 Deferred Income Plan.

There were 4,509,622 issued and outstanding shares of common stock entitled to vote at the annual meeting. Either in person or by proxy, there were 3,995,645 common shares represented at the meeting, constituting approximately 88.6% of the outstanding shares. The voting was as follows:


                                                     Votes               Votes
                                                      For               Withheld
                                                   -----------------------------

Patrick S. Baird .......................           3,988,870              6,775
John K. Lawson .........................           3,982,183             13,462
Ronald G. Peterson .....................           3,987,917              7,728


                                           Votes         Votes            Votes
                                            For         Against        Abstained
                                         ---------------------------------------
2005 Deferred Income Plan ..........     2,327,057      338,318         42,115


Item 5 Other Information

None

Item 6 Exhibits

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


                                       QCR HOLDINGS, INC.
                                       (Registrant)






Date    August 9, 2005                  /s/ Michael A. Bauer
                                        ----------------------------------------
                                        Michael A. Bauer, Chairman




Date    August 9, 2005                  /s/ Douglas M. Hultquist
                                        ----------------------------------------
                                        Douglas M. Hultquist, President
                                        Chief Executive Officer



Date    August 9, 2005                  /s/ Todd A. Gipple
                                        ----------------------------------------
                                        Todd A. Gipple, Executive Vice President
                                        Chief Financial Officer