Form 10-Q
period 2005-09-30
QCR HOLDINGS INC
filed 2005-11-14
CIK 906465

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      AND EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _____________________ to __________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 1, 2005, the Registrant had outstanding 4,529,786 shares of common stock, $1.00 par value per share.

                      QCR HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number

Part I   FINANCIAL INFORMATION

         Item 1  Consolidated Financial Statements (Unaudited)

                 Consolidated Balance Sheets, September 30, 2005
                 and December 31, 2004                                         3

                 Consolidated Statements of Income, For the Three
                 Months Ended September 30, 2005 and 2004                      4

                 Consolidated Statements of Income, For the Nine
                 Months Ended September 30, 2005 and 2004                      5

                 Consolidated Statements of Cash Flows, For the
                 Nine Months Ended September 30, 2005 and 2004               6-7

                 Notes to Consolidated Financial Statements                 8-13

         Item 2  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             14-31

         Item 3  Quantitative and Qualitative Disclosures                     32
                 About Market Risk

         Item 4  Controls and Procedures                                      34

Part II  OTHER INFORMATION

         Item 1  Legal Proceedings                                            35

         Item 2  Unregistered Sales of Equity Securities and Use of
                 Proceeds                                                     35

         Item 3  Defaults Upon Senior Securities                              35

         Item 4  Submission of Matters to a Vote of Security Holders          35

         Item 5  Other Information                                            35

         Item 6  Exhibits                                                     35

         Signatures                                                           36

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    September 30, 2005 and December 31, 2004

                                                              September 30,     December 31,
                                                                   2005             2004
                                                              ------------------------------
ASSETS
Cash and due from banks ...................................   $  26,487,583    $  21,372,342
Federal funds sold ........................................       4,170,000        2,890,000
Interest-bearing deposits at financial institutions .......       1,571,653        3,857,563

Securities held to maturity, at amortized cost ............         150,000          100,000
Securities available for sale, at fair value ..............     172,806,127      149,460,886
                                                              ------------------------------
                                                                172,956,127      149,560,886
                                                              ------------------------------

Loans receivable held for sale ............................       4,985,905        3,498,809
Loans/leases receivable held for investment ...............     717,110,798      644,852,018
Less: Allowance for estimated losses on loans/leases ......      (8,972,060)      (9,261,991)
                                                              ------------------------------
                                                                713,124,643      639,088,836
                                                              ------------------------------

Premises and equipment, net ...............................      25,429,245       18,100,590
Goodwill ..................................................       3,359,963                0
Accrued interest receivable ...............................       5,066,799        4,072,762
Bank-owned life insurance .................................      17,204,800       15,935,000
Other assets ..............................................      17,147,155       15,205,568
                                                              ------------------------------

        Total assets ......................................   $ 986,517,968    $ 870,083,547
                                                              ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest-bearing .....................................   $ 111,386,720    $ 109,361,817
  Interest-bearing ........................................     579,700,297      478,653,866
                                                              ------------------------------
        Total deposits ....................................     691,087,017      588,015,683
                                                              ------------------------------

Short-term borrowings .....................................      74,591,289      104,771,178
Federal Home Loan Bank advances ...........................     118,057,128       92,021,877
Other borrowings ..........................................      10,282,210        6,000,000
Junior subordinated debentures ............................      25,775,000       20,620,000
Other liabilities .........................................      12,430,827        7,881,009
                                                              ------------------------------
        Total liabilities .................................     932,223,471      819,309,747
                                                              ------------------------------

Minority interest in consolidated subsidiary ..............         594,078               --

STOCKHOLDERS' EQUITY
Common stock, $1 par value;  shares authorized 10,000,000 .       4,526,332        4,496,730
  September 2005 - 4,526,332 shares issued and outstanding,
  December 2004 - 4,496,730 shares issued and outstanding,
Additional paid-in capital ................................      20,700,184       20,329,033
Retained earnings .........................................      28,639,786       25,278,666
Accumulated other comprehensive (loss) income .............        (165,883)         669,371
                                                              ------------------------------
        Total stockholders' equity ........................      53,700,419       50,773,800
                                                              ------------------------------
        Total liabilities and stockholders' equity ........   $ 986,517,968    $ 870,083,547
                                                              ==============================

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         Three Months Ended September 30

                                                             2005         2004
                                                         -------------------------
Interest and dividend income:
  Loans/leases, including fees .......................   $10,903,448   $ 8,560,941
  Securities:
    Taxable ..........................................     1,352,176     1,040,293
    Nontaxable .......................................       142,434       139,886
  Interest-bearing deposits at financial institutions         25,645        43,242
  Federal funds sold .................................        78,809        15,216
                                                         -------------------------
        Total interest and dividend income ...........    12,502,512     9,799,578
                                                         -------------------------

Interest expense:
  Deposits ...........................................     3,457,112     1,708,404
  Short-term borrowings ..............................       451,615       378,125
  Federal Home Loan Bank advances ....................     1,134,213       915,142
  Other borrowings ...................................       172,344        50,488
  Junior subordinated debentures .....................       427,066       316,196
                                                         -------------------------
        Total interest expense .......................     5,642,350     3,368,355
                                                         -------------------------

        Net interest income ..........................     6,860,162     6,431,223

Provision for loan/leases losses .....................       382,752       411,385
                                                         -------------------------
        Net interest income after provision for
        loan/lease losses ............................     6,477,410     6,019,838
                                                         -------------------------

Noninterest income:
  Merchant credit card fees, net of processing costs .       516,487       253,107
  Trust department fees ..............................       676,444       616,506
  Deposit service fees ...............................       387,445       421,223
  Gains on sales of loans, net .......................       274,616       242,896
  Securities gains, net ..............................            12            --
  Earnings on cash surrender value of life insurance .       174,183       167,977
  Investment advisory and management fees ............       176,254       128,760
  Other ..............................................       303,094       189,088
                                                         -------------------------
        Total noninterest income .....................     2,508,535     2,019,557
                                                         -------------------------

Noninterest expenses:
  Salaries and employee benefits .....................     4,219,355     3,458,437
  Professional and data processing fees ..............       618,719       620,242
  Advertising and marketing ..........................       330,204       232,654
  Occupancy and equipment expense ....................     1,162,997       841,827
  Stationery and supplies ............................       163,448       124,915
  Postage and telephone ..............................       222,642       169,626
  Bank service charges ...............................       128,671       146,569
  Insurance ..........................................       145,838       126,032
  Loss on disposal of fixed assets ...................       332,283             0
  Other ..............................................       265,590       192,972
                                                         -------------------------
        Total noninterest expenses ...................     7,589,747     5,913,274
                                                         -------------------------

Minority interest in income of consolidated
  subsidiary .........................................        20,651            --

        Income before income taxes ...................     1,375,547     2,126,121
Federal and state income taxes .......................       419,968       703,464
                                                         -------------------------
        Net income ...................................   $   955,579   $ 1,422,657
                                                         =========================

Earnings per common share:
  Basic ..............................................   $      0.21   $      0.33
  Diluted ............................................   $      0.21   $      0.33
  Weighted average common shares outstanding .........     4,524,543     4,246,741
  Weighted average common and common equivalent ......     4,623,179     4,349,317
    shares outstanding

Comprehensive income .................................   $   652,990   $ 2,147,990
                                                         =========================

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         Nine Months Ended September 30


                                                                       2005         2004
                                                                   -------------------------
Interest and dividend income:
  Loans/leases, including fees .................................   $30,307,908   $24,053,837
  Securities:
    Taxable ....................................................     3,775,686     3,018,977
    Nontaxable .................................................       418,683       426,987
  Interest-bearing deposits at financial institutions ..........        94,745       181,514
  Federal funds sold ...........................................       124,349        22,795
                                                                   -------------------------
        Total interest and dividend income .....................    34,721,371    27,704,110
                                                                   -------------------------
Interest expense:
  Deposits .....................................................     8,553,269     4,731,299
  Short-term borrowings ........................................     1,565,534       758,062
  Federal Home Loan Bank advances ..............................     2,994,141     2,575,749
  Other borrowings .............................................       361,216        96,538
  Junior subordinated debentures ...............................     1,141,714     1,316,489
                                                                   -------------------------
        Total interest expense .................................    14,615,874     9,478,137
                                                                   -------------------------

        Net interest income ....................................    20,105,497    18,225,973

Provision for loan/lease losses ................................       536,540     1,735,885
                                                                   -------------------------
        Net interest income after provision for
        loan/lease losses ......................................    19,568,957    16,490,088
                                                                   -------------------------
Noninterest income:
  Merchant credit card fees, net of processing costs                 1,319,204     1,094,390
  Trust department fees ........................................     2,131,505     1,905,341
  Deposit service fees .........................................     1,165,008     1,238,331
  Gains on sales of loans, net .................................       879,788       910,749
  Securities gains (losses), net ...............................            12        26,188
  Earnings on cash surrender value of life insurance ...........       493,145       503,743
  Investment advisory and management fees ......................       516,108       390,391
  Other ........................................................       955,118       688,572
                                                                   -------------------------
        Total noninterest income ...............................     7,459,888     6,757,705
                                                                   -------------------------
Noninterest expenses:
  Salaries and employee benefits ...............................    12,236,200     9,729,540
  Professional and data processing fees ........................     2,056,113     1,616,344
  Advertising and marketing ....................................       897,967       733,644
  Occupancy and equipment expense ..............................     3,161,196     2,363,577
  Stationery and supplies ......................................       475,464       394,107
  Postage and telephone ........................................       617,327       498,685
  Bank service charges .........................................       386,170       431,812
  Insurance ....................................................       452,680       351,599
  Loss on disposal of fixed assets .............................       332,283            --
  Loss on redemption of junior subordinated debentures .........       747,490
  Other ........................................................     1,170,393       573,144
                                                                   -------------------------
        Total noninterest expenses .............................    21,785,793    17,439,942
                                                                   -------------------------

Minority interest in income of consolidated subsidiary .........        20,651            --

        Income before income taxes .............................     5,222,401     5,807,851
Federal and state income taxes .................................     1,680,549     1,878,065
                                                                   -------------------------
        Net income .............................................   $ 3,541,852   $ 3,929,786
                                                                   =========================
Earnings per common share:
  Basic ........................................................   $      0.78   $      0.93
  Diluted ......................................................   $      0.77   $      0.91
  Weighted average common shares outstanding ...................     4,514,105     4,224,670
  Weighted average common and common equivalent ................     4,616,245     4,336,794
    shares outstanding

Cash dividends declared per common share .......................   $      0.04   $      0.04
                                                                   =========================

Comprehensive income ...........................................   $ 2,706,598   $ 3,255,330
                                                                   =========================

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         Nine Months Ended September 30

                                                                    2005             2004
                                                                ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ................................................   $  3,541,852     $   3,929,786
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ............................................      1,436,193         1,076,959
    Provision for loan/lease losses .........................        536,540         1,735,885
    Amortization of offering costs on subordinated debentures         10,738            14,354
    Loss on redemption of junior subordinated debentures ....             --           747,490
    Minority interest in income of consolidated subsidiary ..         20,651                --
    Amortization of premiums on securities, net .............        415,157           795,404
    Investment securities gains, net ........................            (12)          (26,188)
    Loans originated for sale ...............................    (74,614,426)      (65,023,902)
    Proceeds on sales of loans ..............................     74,076,481        66,611,487
    Net gains on sales of loans .............................       (879,788)         (910,749)
    Tax benefit of nonqualified stock options exercised .....        119,118           169,977
    Increase in accrued interest receivable .................       (994,037)         (365,955)
    Increase in other assets ................................     (1,274,347)       (4,065,360)
    Increase in other liabilities ...........................        478,308         1,257,415
                                                                ------------------------------
        Net cash (used in) provided by operating activities .   $  2,872,428      $  5,946,603
                                                                ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in federal funds sold .............     (1,280,000)          575,000
  Net decrease in interest-bearing deposits at
    financial institutions ..................................      2,285,910         6,362,297
  Activity in securities portfolio:
    Purchases ...............................................    (62,049,794)      (52,514,428)
    Calls and maturities ....................................     35,947,500        39,831,001
    Paydowns ................................................        961,574         1,444,332
  Activity in bank-owned life insurance:
    Purchases ...............................................       (776,634)      (12,221,428)
    Increase in cash value ..................................       (493,166)         (481,364)
  Net loans/leases originated and held for investment .......    (41,602,375)     (104,556,733)
  Purchase of premises and equipment ........................     (9,014,417)       (4,470,826)
  Loss on disposal of fixed assets ..........................        332,283                --
  Proceeds from sales of premises and equipment .............             --             8,247
  Payment for acquisition of m2 Lease Funds, LLC (Note 6) ...     (4,984,372)               --
                                                                ------------------------------
        Net cash used in investing activities ...............   $(80,673,491)    $(126,023,902)
                                                                ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit accounts ..........................    103,071,333        17,721,260
  Net (decrease) increase in short-term borrowings ..........    (30,179,889)       78,278,821
  Activity in Federal Home Loan Bank advances:
    Advances ................................................     33,700,000        32,500,000
    Payments ................................................     (7,664,749)      (12,156,884)
  Net decrease in other borrowings ..........................    (21,086,428)       (3,000,000)
  Proceeds from issuance of junior subordinated debentures ..      5,155,000        20,620,000
  Redemption of junior subordinated debentures ..............             --       (12,000,000)
  Payment of cash dividends .................................       (360,598)         (336,816)
  Payment of fractional shares on 3:2 stock split ...........             --            (2,549)
  Proceeds from issuance of common stock, net ...............        281,635           189,847
                                                                ------------------------------
        Net cash provided by financing activities ...........   $ 82,916,304     $ 121,813,679
                                                                ------------------------------

        Net increase in cash and due from banks .............      5,115,241         1,736,380
Cash and due from banks, beginning ..........................     21,372,342        24,427,573
                                                                ------------------------------
Cash and due from banks, ending .............................   $ 26,487,583      $ 26,163,953
                                                                ==============================
Supplemental disclosure of cash flow information,
  cash payments for:
  Interest ..................................................   $ 13,886,062      $  9,508,452
                                                                ==============================

  Income/franchise taxes ....................................   $    864,944      $  1,763,478
                                                                ==============================
Supplemental schedule of noncash investing activities:
  Change in accumulated other comprehensive income,
    unrealized losses on securities available for sale, net .   $   (835,254)     $   (674,456)
                                                                ==============================

  Transfers of loans to other real estate owned .............   $     53,800      $    245,072
                                                                ==============================

See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Nine Months Ended September 30 (continued)


                                                                        2005
                                                                   ------------


Acquisition of m2 Lease funds, LLC, (Note 6) cash paid
  at settlement ..............................................     $  4,967,300
                                                                   ============

Fair value of assets acquired and liabilities assumed:
  Cash and due from banks ....................................     $    (17,072)
  Leases receivable held for investment, net .................       31,536,676
  Premises and equipment, net ................................           82,714
  Goodwill ...................................................        3,359,963
  Other assets ...............................................           47,177
  Other borrowings ...........................................      (25,368,638)
  Other liabilities ..........................................       (4,100,093)
  Minority interest ..........................................         (573,427)
                                                                   ------------
                                                                   $  4,967,300
                                                                   ============

Part I
Item 1

                               QCR HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform with the current period presentation.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of QCR Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company ("Quad City Bank & Trust"), Cedar Rapids Bank and Trust Company ("Cedar Rapids Bank & Trust"), Rockford Bank and Trust Company ("Rockford Bank & Trust"), Quad City Bancard, Inc. ("Bancard"), and Quad City Liquidation Corporation ("QCLC"). Quad City Bank & Trust owns 80% of the equity interests of m2 Lease Funds, LLC ("m2 Lease Funds"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also wholly owns QCR Holdings Statutory Trust II ("Trust II"), QCR Holdings Statutory Trust III ("Trust III"), and QCR Holdings Statutory Trust IV ("Trust IV"). These three entities were established by the Company for the sole purpose of issuing trust preferred securities. As required by a ruling of the Securities and Exchange Commission in December 2003, the Company's equity investments in these entities are not consolidated, but are included in other assets on the consolidated balance sheet for $777 thousand in aggregate at September 30, 2005. In addition to these eight wholly owned subsidiaries, the Company has an aggregate investment of $305 thousand in three affiliated companies, Nobel Electronic Transfer, LLC, Nobel Real Estate Investors, LLC, and Velie Plantation Holding Company. The Company owns 20% equity positions in each of these affiliated companies. In June 2005, Cedar Rapids Bank & Trust entered into a joint venture as a 50% owner of Cedar Rapids Mortgage Company, LLC ("Cedar Rapids Mortgage Company").

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

                                             Three Months Ended          Nine Months Ended
                                                September 30,               September 30,
                                          -----------------------------------------------------
                                              2005          2004          2005         2004
                                          -----------------------------------------------------
Net income, as reported ...............   $   955,579    $1,422,657    $3,541,852    $3,929,786
  Deduct total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects ..       (42,977)      (32,584)     (131,707)      (97,147)
                                          -----------------------------------------------------
        Net income ....................   $   912,602    $1,390,073    $3,410,145    $3,832,639
                                          =====================================================

Earnings per share:
  Basic:
    As reported .......................   $      0.21    $     0.33    $     0.78    $     0.93
    Pro forma .........................   $      0.20    $     0.33    $     0.76    $     0.91
  Diluted:
    As reported .......................   $      0.21    $     0.33    $     0.77    $     0.91
    Pro forma .........................   $      0.20    $     0.32    $     0.74    $     0.89

In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions for grants during the nine months ended September 30, 2005 and 2004: dividend rate of 0.36% to 0.44%; expected price volatility of 15.85% to 24.88%; risk-free interest rate based upon current rates at the date of grants (4.10% to 4.72% for stock options and 0.95% to 2.98% for the employee stock purchase plan); and expected lives of 10 years for stock options and 3 months to 6 months for the employee stock purchase plan.

NOTE 2 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                                   Three months ended        Nine months ended,
                                                      September 30,             September 30,
                                                -------------------------------------------------
                                                    2005         2004         2005         2004
                                                -------------------------------------------------
Net income, basic and diluted
  Earnings ..................................   $  955,579   $1,422,657   $3,541,852   $3,929,786
                                                =================================================

Weighted average common shares
  Outstanding ...............................    4,524,543    4,246,741    4,514,105    4,224,670

Weighted average common shares
  issuable upon exercise of stock
  options and under the
  employee stock purchase plan ..............       98,636      102,576      102,140      112,124
                                                -------------------------------------------------
Weighted average common and
  common equivalent shares
  outstanding ...............................    4,623,179    4,349,317    4,616,245    4,336,794
                                                =================================================

NOTE 3 - BUSINESS SEGMENT INFORMATION

Selected financial information on the Company's business segments is presented as follows for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively.

                                    Three months ended               Nine months ended
                                       September 30,                   September 30,
                                ------------------------------------------------------------
                                    2005            2004            2005           2004
                                ------------------------------------------------------------
Revenue:
  Commercial banking:
    Quad City Bank & Trust ..   $  9,390,577    $  8,249,805    $ 26,962,059    $ 24,062,719
    Cedar Rapids Bank & Trust      3,713,301       2,574,642      10,384,391       6,911,314
    Rockford Bank & Trust ...        331,920              --         550,881              --
  Credit card processing ....        589,243         304,111       1,507,358       1,236,846
  Trust management ..........        676,444         616,505       2,131,505       1,905,341
  Leasing services ..........        245,479              --         245,479              --
  All other .................         64,083          74,072         399,586         345,595
                                ------------------------------------------------------------
        Total revenue .......   $ 15,011,047    $ 11,819,135    $ 42,181,259    $ 34,461,815
                                ============================================================

Net income (loss):
  Commercial banking:
    Quad City Bank & Trust ..   $  1,353,352    $  1,535,346    $  4,142,049    $  4,346,227
    Cedar Rapids Bank & Trust         28,881         276,826         872,045         682,539
    Rockford Bank & Trust ...       (287,241)       (133,879)     (1,019,719)       (183,700)
  Credit card processing ....        216,666          25,098         453,688         370,497
  Trust management ..........        127,109         147,023         460,366         481,924
  Leasing services ..........         91,776              --          91,776              --
  All other .................       (574,964)       (427,757)     (1,458,353)     (1,767,701)
                                ------------------------------------------------------------
        Total net income ....   $    955,579    $  1,422,657    $  3,541,852    $  3,929,786
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

Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At September 30, 2005 and December 31, 2004, no amounts were recorded as liabilities for the banks' potential obligations under these guarantees.

As of September 30, 2005 and December 31, 2004, commitments to extend credit aggregated were $286.8 million and $257.6 million, respectively. As of September 30, 2005 and December 31, 2004, standby, commercial and similar letters of credit aggregated were $15.3 million and $12.7 million, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amounts of $5.0 million and $3.5 million, at September 30, 2005 and December 31, 2004, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements also contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company's subsidiary banks, the Company had $45.7 million and $35.6 million of sold residential mortgage loans with recourse provisions still in effect at September 30, 2005 and December 31, 2004, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the nine months ended September 30, 2005 or the year ended December 31, 2004. In the opinion of management, the risk of recourse to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

During 2004, Quad City Bank & Trust joined the Federal Home Loan Bank's (FHLB) Mortgage Partnership Finance (MPF) Program, which offers a "risk-sharing" alternative to selling residential mortgage loans to investors in the secondary market. Lenders funding mortgages through the MPF Program manage the credit risk of the loans they originate. The loans are subsequently funded by the FHLB and held within their portfolio, thereby managing the liquidity, interest rate, and prepayment risks of the loans. Lenders participating in the MPF Program receive monthly credit enhancement fees for managing the credit risk of the loans they originate. Any credit losses incurred on those loans will be absorbed first by private mortgage insurance, second by an allowance established by the FHLB, and third by withholding monthly credit enhancements due to the participating lender. At September 30, 2005, Quad City Bank & Trust had funded $13.5 million of mortgages through the FHLB's MPF Program with an attached credit exposure of $271 thousand. At December 31, 2004, Quad City Bank & Trust had funded $11.7 million of mortgages through the FHLB's MPF Program with an attached credit exposure of $240 thousand. In conjunction with its participation in this program, Quad City Bank & Trust had an allowance for credit losses on these off-balance sheet exposures of $47 thousand and $11 thousand at September 30, 2005 and December 31, 2004, respectively.

Bancard is subject to the risk of cardholder chargebacks and its merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant. In August of 2004, Bancard began making monthly provisions to an allowance for chargeback losses based on the month's dollar volume of merchant credit card activity. For the nine months ended September 30, 2005, monthly provisions were made totaling $43 thousand. An aggregate of $110 thousand from two reversals to a specific merchant reserve more than offset these provisions. At September 30, 2005 and December 31, 2004, Bancard had a merchant chargeback reserve of $97 thousand and $164 thousand, respectively. Management will continually monitor merchant credit card activity and Bancard's level of the allowance for chargeback losses.

The Company also has a limited guarantee to MasterCard International, Incorporated, which is backed by a $750 thousand letter of credit from The Northern Trust Company. As of September 30, 2005 and December 31, 2004, there were no significant pending liabilities.

NOTE 5 - JUNIOR SUBORDINATED DEBENTURES

In June 1999, the Company issued 1,200,000 shares of 9.2% cumulative trust preferred securities through a newly formed subsidiary, Trust I, which used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. These securities were $12.0 million at December 31, 2003. In February 2004, the Company issued, in a private transaction, $12.0 million of fixed/floating rate capital securities and $8.0 million of floating rate capital securities through two newly formed subsidiaries, Trust II and Trust III, respectively. The securities issued by Trust II and Trust III mature in thirty years. The fixed/floating rate capital securities are callable at par after seven years, and the floating rate capital securities are callable at par after five years. The fixed/floating rate capital securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they have a variable rate based on the three-month LIBOR, reset quarterly, and the floating rate capital securities have a variable rate based on the three-month LIBOR, reset quarterly, with the rate currently set at 6.34%. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $12.4 million and $8.2 million, respectively. These securities were $20.0 million in aggregate at September 30, 2005. On June 30, 2004, the Company redeemed the $12.0 million of 9.2% cumulative trust preferred securities issued by Trust I in 1999. During 2004, the Company recognized a loss of $747 thousand on the redemption of these trust preferred securities at their earliest call date, which resulted from the one-time write-off of unamortized costs related to the original issuance of the securities in 1999.

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

The securities issued by Trust IV mature in thirty years, but are callable at par after five years. The Trust Preferred Securities have a variable rate based on the three-month LIBOR, reset quarterly, with the current rate set at 5.95%. Interest is payable quarterly. Trust IV used the $5.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $155 thousand of proceeds from its own equity, to purchase $5.2 million of junior subordinated debentures of the Company. The Company treats these issuances as Tier 1 capital for regulatory capital purposes, subject to current established limitations. The Company incurred no issuance costs as a result of the transaction. The Company used the net proceeds for general corporate purposes, including the paydown of its other borrowings.

NOTE 6 - ACQUISITION

On August 26, 2005, the Quad City Bank & Trust acquired 80% of the membership units of m2 Lease Funds, LLC ("m2 Lease Funds"). John Engelbrecht, the President and Chief Executive Officer of m2 Lease Funds, retained 20% of the membership units. Quad City Bank & Trust acquired assets and assumed liabilities totaling $31.6 million and $29.5 million, respectively, for a purchase price of $5.0 million, which resulted in goodwill of $3.4 million and minority interest of $573 thousand. The Company is in the process of finalizing the valuation of certain assets acquired; thus, the allocation of the purchase price is subject to adjustment. In accordance with the provisions of FAS Statement 142, goodwill is not being amortized, but will be evaluated annually for impairment. m2 Lease Funds, which is based in the Milwaukee, Wisconsin area, is engaged in the business of leasing machinery and equipment to commercial and industrial businesses under direct financing lease contracts. m2's operating results are included in the Company's Consolidated Statements of Income from August 26, 2005 through September 30, 2005.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

Cash and due from banks .......................................    $    (17,072)
Leases receivable held for investment, net ....................      31,536,676
Premises and equipment, net ...................................          82,714
Goodwill ......................................................       3,359,963
Other assets ..................................................          47,177
        Total assets acquired .................................      35,009,458
Other borrowings ..............................................     (25,368,638)
Other liabilities .............................................      (4,100,093)
Minority interest .............................................        (573,427)
                                                                   ------------
        Total liabilities assumed .............................     (30,042,158)
                                                                   ------------
        Net assets acquired ...................................    $  4,967,300
                                                                   ============

NOTE 7 - RECENT ACCOUNTING DEVELOPMENTS

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on certain disclosure requirements under EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The new disclosure requirements apply to investment in debt and marketable equity securities that are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Effective for fiscal years ending after December 15, 2003, companies were required to disclose information about debt or marketable equity securities with market values below carrying values. The Company previously implemented the disclosure requirements of EITF Issue No. 03-1. In March 2004, the EITF came to a consensus regarding EITF 03-1. Securities in scope are those subject to SFAS 115. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other-than-temporary, and record other-than-temporary losses in earnings. In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," which will apply to reporting periods beginning after December 15, 2005. The FSPs provide guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. The FSPs also include accounting considerations subsequent to the recognition of other-than-temporary impairment and requirements for certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Quad City Bank & Trust and Cedar Rapids Bank & Trust are Iowa-chartered commercial banks, and Rockford Bank & Trust is an Illinois-chartered commercial bank. All are members of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation. Quad City Bank & Trust commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. Quad City Bank & Trust also provides leasing services through its 80%-owned subsidiary, m2 Lease Funds, located in Milwaukee, Wisconsin. Cedar Rapids Bank & Trust commenced operations in 2001 and provides full-service commercial and consumer banking service to Cedar Rapids and adjacent communities through its new main office located on First Avenue in downtown Cedar Rapids, Iowa and its recently opened branch facility located on Council Street in northern Cedar Rapids. Cedar Rapids Bank & Trust also provides residential real estate mortgage lending services through its 50%-owned joint venture, Cedar Rapids Mortgage Company. Rockford Bank & Trust commenced operations in January 2005 and provides full-service commercial and consumer banking service to Rockford and adjacent communities through its office located in downtown Rockford.

Bancard provides merchant and cardholder credit card processing services. Bancard currently provides credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks.

OVERVIEW

Net income for the first nine months of 2005 was $3.5 million as compared to net income of $3.9 million for the same period in 2004, a decrease of $367 thousand, or 9%. Basic and diluted earnings per share for the first nine months of 2005 were $0.78 and $0.77, respectively, compared to $0.93 basic and $0.91 diluted earnings per share for the first nine months of 2004. For the nine months ended September 30, 2005, total gross revenue experienced an improvement of $7.7 million when compared to the same period in 2004. Contributing to this 22% improvement in total gross revenue for the Company were increases in total gross interest income of $7.0 million, or 25%, and in noninterest income of $702 thousand, or 10%. Also positively impacting earnings was a decline in the provision for loan losses of $1.2 million, or 69%. The first nine months of 2005 reflected a significant increase in noninterest expense of $4.3 million, or 25%, when compared to the same period in 2004, which included a first quarter loss of $747 thousand on the redemption of junior subordinated debentures. The increase in noninterest expense was predominately due to anticipated increases in both personnel and facilities costs, as the subsidiary banks opened four new banking locations during 2005 and to a related write-off of tenant improvements at a previously occupied facility. In summary, the solid growth in revenue experienced during the first nine months of 2005, in combination with the reduced provision for loan losses, did not offset the year-to-year increase in noninterest expense, which resulted primarily from four new banking locations, the one-time write-off of tenant improvements at a previously occupied facility, and the start-up of a new charter in the Rockford, Illinois market, causing net income through the first three quarters of 2005 to fall short of that in the comparable period of 2004. The Company continues to balance its focus on increasing long-term profitability and stockholder value through current expenditures investing in new facilities with a view towards growth.

Net income for the third quarter of 2005 was $956 thousand as compared to net income of $1.4 million for the same period in 2004, a decrease of $467 thousand, or 33%. Basic and diluted earnings per share for the third quarter of 2005 were $0.21 and $0.21, respectively, compared to $0.33 basic and $0.33 diluted earnings per share for the third quarter of 2004. For the three months ended September 30, 2005, total revenue experienced an improvement of $3.2 million when compared to the same period in 2004. Contributing to this 27% improvement in revenue for the Company were increases in net interest income of $429 thousand, or 7%, and in noninterest income of $489 thousand, or 24%. Also positively impacting earnings was a slight decline in the provision for loan losses of $29 thousand, or 7%. The third quarter of 2005 reflected a significant increase in noninterest expense of $1.7 million, or 28%, when compared to the same period in 2004. The increase in noninterest expense was predominately due to anticipated increases in both personnel and facilities costs, as the subsidiary banks opened four new banking locations during 2005, along with a related write-off of tenant improvements at a previously occupied facility. In summary, despite the solid growth in revenue experienced during the third quarter of 2005, net income for the quarter fell significantly short of third quarter net income from one year ago. The $470 thousand of pretax start-up losses incurred by Rockford Bank & Trust during the quarter, in combination with the Company's overall year-to-year increase in noninterest expenses did not allow the Company to maintain third quarter net earnings from one year ago.

Net income for the third quarter of 2005 was down 24%, or $307 thousand from the previous quarter. Quarter-to-quarter total revenue increased by $1.0 million, or 7%, however, total expense increased by $1.5 million, or 13%. In the third quarter, there was a narrowing of the net interest spread and an $860 thousand increase in the Company's cost of funds from the second quarter. There was also a significant upward swing of $530 thousand from the second quarter to the third quarter in the level of provision for loan/lease losses. The provision for loan/lease losses for the third quarter was $383 thousand compared to a negative provision of $147 thousand for the second quarter of 2005. During the second quarter, the successful resolution of some large credits within Quad City Bank & Trust's loan portfolio resulted in reductions to both the provision expense and the level of allowance for loan losses. Both net interest income and noninterest income showed slight improvement from quarter-to-quarter. Net interest income increased by $103 thousand, or 2%, and noninterest income increased by 3%, or $74 thousand. The quarter-to-quarter aggregate increase in total net interest income and noninterest income of $177 thousand was more than offset by a combination of the increase in provision for loan/lease losses, and a $332 thousand write-off of Cedar Rapids Bank & Trust tenant improvements made to the GreatAmerica Building, which had previously served as that subsidiary's main office. Helping to mitigate this one-time increase in noninterest expense was the favorable settlement of a troubled loan at Quad City Bank & Trust, which resulted in the reimbursement of $234 thousand of legal expense incurred earlier in the year.

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

The Company realized a 0.31% decrease in its net interest spread, declining from 3.22% for the three months ended September 30, 2004 to 2.91% for the three months ended September 30, 2005. The average yield on interest-earning assets increased 0.58% for the three months ended September 30, 2005 when compared to the same period ended September 30, 2004. At the same time, the average cost of interest-bearing liabilities increased 0.89%. The narrowing of the net interest spread resulted in a 0.24% reduction in the Company's net interest margin. For the three months ended September 30, 2005, the net interest margin was 3.22% compared to 3.46% for the same period in 2004. The net interest margin of 3.22% for the third quarter of 2005 was a decrease from that experienced in the second quarter of 2005, during which the net interest margin was 3.33%.

The Company realized a 0.16% decrease in its net interest spread, declining from 3.14% for the nine months ended September 30, 2004 to 2.98% for the nine months ended September 30, 2005. The average yield on interest-earning assets increased 0.41% for the nine months ended September 30, 2005 when compared to the same period ended September 30, 2004. At the same time, the average cost of interest-bearing liabilities increased 0.57%. The narrowing of the net interest spread resulted in a 0.17% reduction in the Company's net interest margin. For the nine months ended September 30, 2005, the net interest margin was 3.27% compared to 3.44% for the same period in 2004. Management constantly monitors and manages net interest margin. From a profitability standpoint, an important challenge for the subsidiary banks is the maintenance of their net interest margins. Management continually addresses this issue with the use of alternative funding sources and pricing strategies.

    Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

                                                           For 3 Months Ended September 30,
                                       ---------------------------------------------------------------------------
                                                          2005                                  2004
                                       -------------------------------------    ----------------------------------
                                                        Interest    Average                   Interest    Average
                                        Average          Earned     Yield or    Average        Earned     Yield or
                                        Balance         or Paid      Cost       Balance       or Paid       Cost
                                        --------------------------------------------------------------------------
ASSETS
Interest earnings assets:
Federal funds sold ..................   $   8,981       $    79      3.52%      $   7,521      $   15        0.80%
Interest-bearing deposits at
  financial institutions ............       2,793            26      3.72%          7,606          43        2.26%
Investment securities (1) ...........     157,555         1,565      3.97%        133,026       1,252        3.76%
Gross loans/leases receivable (2) ...     692,539        10,903      6.30%        602,739       8,561        5.68%
                                        -----------------------                 ---------------------
        Total interest earning assets     861,868        12,573      5.84%        750,892       9,871        5.26%

Noninterest-earning assets:
Cash and due from banks .............      27,931                                  31,073
Premises and equipment ..............      24,680                                  14,748
Less allowance for estimated losses
  on loans/leases ...................      (8,977)                                 (9,813)
Other ...............................      41,366                                  31,884
                                        ---------                               ---------
        Total assets ................   $ 946,868                               $ 818,784
                                        =========                               =========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits ....   $ 206,974           936      1.81%      $ 174,157         344        0.79%
Savings deposits ....................      26,299            91      1.38%         16,264          13        0.32%
Time deposits .......................     300,859         2,430      3.23%        225,214       1,351        2.40%
Short-term borrowings ...............      79,263           452      2.28%        117,438         378        1.29%
Federal Home Loan Bank advances .....     116,000         1,134      3.91%         98,223         915        3.73%
Junior subordinated debentures ......      25,775           427      6.63%         20,620         316        6.13%
Other borrowings ....................      15,922           172      4.32%          7,000          51        2.91%
                                        -----------------------                 ---------------------
        Total interest-bearing
        liabilities .................     771,092         5,642      2.93%        658,916       3,368        2.04%

Noninterest-bearing demand ..........     107,509                                 111,102
Other noninterest-bearing
  liabilities .......................      14,959                                   4,529
Total liabilities ...................     893,560                                 774,547
Stockholders' equity ................      53,308                                  44,237
                                        ---------                               ---------
        Total liabilities and
        stockholders' equity ........   $ 946,868                               $ 818,784
                                        =========                               =========
Net interest income .................                $   6,931                              $   6,503
                                                     =========                              =========
Net interest spread .................                                2.91%                                   3.22%
                                                                    ======                                  ======

Net interest margin .................                                3.22%                                   3.46%
                                                                    ======                                  ======
Ratio of average interest earning
  assets to average interest-
  bearing liabilities ...............     111.77%                                 113.96%
                                        =========                               =========

(1)  Interest  earned  and  yields  on  nontaxable   investment  securities  are
     determined on a tax equivalent basis using a 34% tax rate for each period presented.

(2) Loan/lease fees are not material and are included in interest income from loans/leases receivable.

             Analysis of Changes of Interest Income/Interest Expense

                  For the three months ended September 30, 2005

                                                     Inc./(Dec.)      Components from
                                                    of Change (1)   -------------------
                                                    Prior Period     Rate       Volume
                                                    -----------------------------------
                                                               2005 vs. 2004
                                                    -----------------------------------
                                                           (Dollars in Thousands)
INTEREST INCOME
Federal funds sold ................................   $    64       $    60     $     4
Interest-bearing deposits at financial institutions       (17)          101        (118)
Investment securities (2) .........................       313            72         241
Gross loans/leases receivable (3) .................     2,342           986       1,356
                                                      ---------------------------------
        Total change in interest income ...........   $ 2,702       $ 1,219     $ 1,483
                                                      ---------------------------------

INTEREST EXPENSE
Interest-bearing demand deposits ..................   $   592       $   517     $    75
Savings deposits ..................................        78            66          12
Time deposits .....................................     1,079           548         531
Short-term borrowings .............................        74           743        (669)
Federal Home Loan Bank advances ...................       219            47         172
Junior subordinated debentures ....................       111            27          84
Other borrowings ..................................       121            33          88
                                                      --------------------------------
        Total change in interest expense ..........   $ 2,274       $ 1,981     $   293
                                                      --------------------------------

Total change in net interest income ...............   $   428       $  (762)    $ 1,190
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

(3) Loan/lease fees are not material and are included in interest income from loans/leases receivable.

    Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

                                                                  For 9 Months Ended September 30,
                                        ----------------------------------------------------------------------------------
                                                         2005                                         2004
                                        ---------------------------------------         ----------------------------------
                                                        Interest       Average                      Interest      Average
                                        Average         Earned         Yield or         Average      Earned       Yield or
                                        Balance         or Paid          Cost           Balance      or Paid        Cost
                                        ----------------------------------------------------------------------------------
ASSETS
Interest earnings assets:
Federal funds sold ..................   $   5,584           124          2.96%          $   5,823          23        0.53%
Interest-bearing deposits at
  financial institutions ............       3,670            95          3.45%             10,114         181        2.39%
Investment securities (1) ...........     153,225         4,407          3.83%            128,450       3,666        3.81%
Gross loans/leases receivable (2) ...     667,113        30,308          6.06%            571,095      24,054        5.62%
                                        -----------------------                         ---------------------
        Total interest earning assets     829,592        34,934          5.61%            715,482      27,924        5.20%

Noninterest-earning assets:
Cash and due from banks .............      28,325                                          30,792
Premises and equipment ..............      22,196                                          13,566
Less allowance for estimated losses
  on loans/leases ...................      (9,102)                                         (9,487)
Other ...............................      38,011                                          30,606
                                        ---------                                       ---------
        Total assets ................   $ 909,022                                       $ 780,959
                                        =========                                       =========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits ....   $ 182,818         1,880          1.37%          $ 172,091         985        0.76%
Savings deposits ....................      20,024           121          0.81%             15,299          37        0.32%
Time deposits .......................     298,823         6,552          2.92%            213,048       3,709        2.32%
Short-term borrowings ...............      99,570         1,566          2.10%             94,182         758        1.07%
Federal Home Loan Bank advances .....     104,350         2,994          3.83%             91,374       2,575        3.76%
Junior subordinated debentures ......      23,198         1,142          6.56%             24,183       1,317        7.26%
Other borrowings ....................      11,391           361          4.23%              4,583          97        2.82%
                                        -----------------------                         ---------------------
        Total interest-bearing
        liabilities .................     740,174        14,616          2.63%            614,760       9,478        2.06%

Noninterest-bearing demand ..........     106,580                                         113,953
Other noninterest-bearing
  liabilities .......................      10,043                                           9,362
Total liabilities ...................     856,797                                         738,075
Stockholders' equity ................      52,225                                          42,884
                                        ---------                                       ---------
        Total liabilities and
        stockholders' equity ........   $ 909,022                                       $ 780,959
                                        =========                                       =========
Net interest income .................                 $  20,318                                     $  18,446
                                                      =========                                     =========
Net interest spread .................                                    2.98%                                       3.14%
                                                                        ======                                      ======

Net interest margin .................                                    3.27%                                       3.44%
                                                                        ======                                      ======
Ratio of average interest earning
  assets to average interest-
  bearing liabilities ...............     112.08%                                         116.38%
                                        =========                                       =========

(1)  Interest  earned  and  yields  on  nontaxable   investment  securities  are
     determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2) Loan/lease fees are not material and are included in interest income from loans/leases receivable.

             Analysis of Changes of Interest Income/Interest Expense

                  For the nine months ended September 30, 2005

                                                                          Components
                                                    Inc./(Dec.)          of Change (1)
                                                       from         ---------------------
                                                    Prior Period     Rate         Volume
                                                    -------------------------------------
                                                                  2005 vs. 2004
                                                    -------------------------------------
                                                            (Dollars in Thousands)
INTEREST INCOME
Federal funds sold ................................   $   101       $   102       $    (1)
Interest-bearing deposits at financial institutions       (86)           92          (178)
Investment securities (2) .........................       741            29           712
Gross loans/leases receivable (3) .................     6,254         1,993         4,261
                                                      -----------------------------------
        Total change in interest income ...........   $ 7,010       $ 2,216       $ 4,794
                                                      -----------------------------------

INTEREST EXPENSE
Interest-bearing demand deposits ..................   $   895       $   830       $    65
Savings deposits ..................................        84            70            14
Time deposits .....................................     2,843         1,114         1,729
Short-term borrowings .............................       808           762            46
Federal Home Loan Bank advances ...................       419            47           372
Junior subordinated debentures ....................      (175)         (123)          (52)
Other borrowings ..................................       264            66           198
                                                      -----------------------------------
        Total change in interest expense ..........   $ 5,138       $ 2,766       $ 2,372
                                                      -----------------------------------

Total change in net interest income ...............   $ 1,872       $  (550)      $ 2,422
                                                      ===================================

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

(3) Loan/lease fees are not material and are included in interest income from loans/leases receivable.

CRITICAL ACCOUNTING POLICY

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis, which discusses the allowance for loan losses in the section entitled "Financial Condition." Although management believes the levels of the allowance as of both September 30, 2005 and December 31, 2004 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Interest income increased by $2.7 million to $12.5 million for the three-month period ended September 30, 2005 when compared to $9.8 million for the quarter ended September 30, 2004. The increase of 28% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans/leases receivable, in combination with an improved aggregate asset yield. The Company's average yield on interest earning assets was 5.84%, an increase of 0.58% for the three months ended September 30, 2005 when compared to the three months ended September 30, 2004.

Interest expense increased by $2.3 million from $3.3 million for the three-month period ended September 30, 2004, to $5.6 million for the three-month period ended September 30, 2005. The 68% increase in interest expense was the result of a combination of greater average, outstanding balances in interest bearing liabilities, principally with respect to customers' time deposits in subsidiary banks, in combination with aggregate increased interest rates, principally with respect to customers' time deposits in subsidiary banks and short-term borrowings. The Company's average cost of interest bearing liabilities was 2.93% for the three months ended September 30, 2005, which was an increase of 0.89% when compared to the three months ended September 30, 2004.

At September 30, 2005 and December 31, 2004, the Company had an allowance for estimated losses on loans of 1.24% and 1.43%, respectively. The provision for loan losses decreased by $28 thousand from $411 thousand for the three-month period ended September 30, 2004 to $383 thousand for the three-month period ended September 30, 2005. During the third quarter of 2005, management determined whether monthly provisions for loan losses were warranted based upon a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. During the third quarter of 2005, net growth in the loan portfolio of $15.6 million warranted a $193 thousand provision to the allowance for loan losses, while downgrades within the portfolio contributed additional provisions of $190 thousand. During the third quarter of 2004, net growth in the loan portfolio was $33.9 million, which accounted for the entire provision for loan losses for that period. For the three months ended September 30, 2005, there were commercial loan charge-offs of $295 thousand, and there were commercial recoveries of $49 thousand. Consumer loan charge-offs and recoveries totaled $144 thousand and $23 thousand, respectively, during the quarter. Credit card loans accounted for 7% of the third quarter consumer gross charge-offs. Residential real estate loans had $139 thousand of charge-offs with no recoveries for the three months ended September 30, 2005.

Noninterest income of $2.5 million for the three-month period ended September 30, 2005 was a $489 thousand, or 24%, increase from the three-month period ended September 30, 2004. Noninterest income during the quarters in comparison consisted primarily of income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans and other miscellaneous income. The quarter ended September 30, 2005, when compared to the same quarter in 2004, posted a $263 thousand increase in fees earned by the merchant credit card operations of Bancard. Trust department fees improved $60 thousand from the third quarter of 2004 to the third quarter of 2005. Deposit service fees were down $34 thousand from quarter to quarter. Gains on the sale of residential real estate mortgage loans, net, increased by $32 thousand for the quarter ended September 30, 2005 when compared to the same quarter in 2004. Additional variations in noninterest income consisted of a $47 thousand increase in investment advisory and management fees, a $6 thousand increase in earnings on cash surrender value of life insurance, and a $114 thousand increase in other noninterest income. Other noninterest income in each quarter consisted primarily of income from affiliated companies, earnings on other assets and Visa check card fees.

Merchant credit card fees, net of processing costs, for the three months ended September 30, 2005 increased by 104% to $516 thousand from $253 thousand for the third quarter of 2004. In October 2002, the Company sold Bancard's ISO related merchant credit card operations to iPayment, Inc., and Bancard's core business focus was shifted to processing for its agent banks, cardholders, and local merchants. Through September 2003, Bancard continued to process ISO-related transactions for iPayment, Inc. for a fixed monthly service fee, which increased as the temporary processing period was extended. In September 2003, the transfer of the ISO-related Visa/Mastercard processing activity to iPayment, Inc. was completed and significantly reduced Bancard's exposure to risk of credit card loss that the ISO activity carried with it. Bancard had established and carried ISO-specific reserves, which provided coverage for this exposure. In March 2004, the Company recognized a recovery of $144 thousand from a reduction in these ISO-specific reserves. In September 2004, the Company recognized a recovery of $133 thousand from the elimination of the remaining balance in the ISO-specific reserves. For the third quarter of 2004, Bancard's ISO-related income was $134 thousand, and Bancard's core merchant credit card fees, net of processing costs were $119 thousand, which included specific provisions of $198 thousand that were made for local merchant chargeback losses. For the third quarter of 2005, Bancard's core merchant credit card fees, net of processing costs were $516 thousand, which was an improvement of $397 thousand, when compared to the third quarter of 2004. Making significant contributions to the 104% increase from quarter to quarter were a reversal during the third quarter of 2005 of $37 thousand from specific allocations within the allowance for local merchant chargeback losses and a $68 thousand recovery during the third quarter of 2005 of prior period expense.

For the quarter ended September 30, 2005, trust department fees increased $60 thousand, or 10%, to $676 thousand from $616 thousand for the same quarter in 2004. There was continued development of existing trust relationships and the addition of new trust customers throughout the past twelve months, as well as an improvement in market values of securities held in trust accounts, when compared to one year ago. Each of these factors had a resulting impact on the calculation of trust department fees.

Deposit service fees decreased $34 thousand, or 8%, to $387 thousand from $421 thousand for the three-month periods ended September 30, 2005 and June 30, 2004, respectively. This decrease was primarily a result of the reduction in service fees collected on the noninterest bearing demand deposit accounts at Quad City Bank & Trust. The balance of Quad City Bank & Trust's noninterest bearing demand deposits at September 30, 2005 decreased $11.6 million from September 30, 2004. The quarterly average balance of the Company's consolidated noninterest bearing demand deposits at September 30, 2005 decreased $3.6 million from September 30, 2004. Service charges and NSF (non-sufficient funds or overdraft) charges related to the Company's demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, were $275 thousand for the three months ended September 30, 2005, which was an increase of $32 thousand, when compared to $243 thousand for the three months ended September 30, 2004. Loans originated for sale during the third quarter of 2005 were $29.6 million and during the third quarter of 2004 were $19.1 million. Proceeds on the sales of loans during the third quarters of 2005 and 2004 were $31.2 million and $20.6 million, respectively.

During the third quarter of 2005, earnings on the cash surrender value of life insurance increased $6 thousand, or 4%, to $174 thousand from $168 thousand for the third quarter of 2004. In February 2004, the Company made significant investments in bank-owned life insurance (BOLI) on key executives at the two then existing subsidiary banks. Quad City Bank & Trust purchased $8.3 million of BOLI, and Cedar Rapids Bank & Trust made a purchase of $3.6 million of BOLI. During 2005, Rockford Bank & Trust purchased $777 thousand of BOLI.

Investment advisory and management fees increased $47 thousand from $129 thousand for the three months ended September 30, 2004 to $176 thousand for the three months ended September 30, 2005. The 37% increase from year to year was due to the increased volume of investment services provided by representatives of LPL Financial Services at the subsidiary banks, primarily at Quad City Bank & Trust.

For the quarter ended September 30, 2005, other noninterest income increased $114 thousand, or 60%, to $289 thousand from $189 thousand for the same quarter in 2004. The increase was primarily due to the gain on a sale of other real estate owned (OREO) at Quad City Bank & Trust, in combination with an increase in income from affiliated companies. Visa check card fees, earnings on other assets, and ATM fees were also primary contributors to other noninterest income during the third quarter of 2005.

Noninterest expenses for the three months ended September 30, 2005, were $7.6 million and for the three months ended September 30, 2004, were $5.9 million. For the third quarter of 2005, noninterest expenses for the new charter at Rockford Bank and Trust were $587 thousand. The significant components of noninterest expenses were salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both quarters.

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2005 and 2004.

                              Noninterest Expenses

                                              Three months ended
                                                  September 30,
                                            ------------------------
                                               2005          2004       % change
                                            ------------------------------------

Salaries and employee benefits ...........  $4,219,355    $3,458,437      22.0%
Professional and data processing fees ....     618,719       620,242      (0.3)%
Advertising and marketing ................     330,204       232,654      41.9%
Occupancy and equipment expense ..........   1,162,997       841,827      38.2%
Stationery and supplies ..................     163,448       124,915      30.9%
Postage and telephone ....................     222,642       169,626      31.3%
Bank service charges .....................     128,671       146,569     (12.2)%
Insurance ................................     145,838       126,032      15.7%
Loss on disposal of fixed assets .........     332,283            --        --
Other ....................................     265,590       192,972      37.6%
                                            ------------------------
        Total noninterest expenses .......  $7,589,747     5,913,274      28.4%
                                            ========================

For the quarter ended September 30, 2005, total salaries and benefits increased to $4.2 million, which was up $761 thousand from the previous year's third quarter total of $3.5 million. The increase of 22% was primarily due to an increase in employees from 238 full time equivalents (FTEs) to 294 from year-to-year. The staffing of Rockford Bank & Trust created 14 FTEs and 23% of the increase in total salaries and benefits. In conjunction with Cedar Rapids Bank & Trust's move into their new main office facility, the Company took a one-time $332 thousand write-off of tenant improvements which had been made to the GreatAmerica Building, which had initially served as that subsidiary's main office. Occupancy and equipment expense increased $321 thousand, or 38%, from quarter to quarter. The increase was a proportionate reflection of the Company's investment in new facilities at the subsidiary banks, in combination with the related costs associated with additional furniture, fixtures and equipment, such as depreciation, maintenance, utilities, and property taxes. Other noninterest expense increased $73 thousand to $266 thousand for the third quarter of 2005 from $193 thousand for the third quarter of 2004. The increase was primarily the result of a combination of other loan expense at the subsidiary banks and cardholder program expense at Bancard. Advertising and marketing expense increased to $330 thousand for the third quarter of 2005 from $233 thousand for the third quarter in 2004. The 42% increase was predominately due to marketing coverage as Cedar Rapids Bank & Trust shifted operations to its two new facilities. For the quarter ended September 30, 2005, postage and telephone expense increased to $223 thousand, which was up $53 thousand from the previous year's quarter total of $170 thousand. The increase of 31% was primarily due to the Company's additional business resulting from its investment in four new facilities from September 30, 2004 to September 30, 2005.

The provision for income taxes was $420 thousand for the three-month period ended September 30, 2005 compared to $703 thousand for the three-month period ended September 30, 2004 for a decrease of $283 thousand, or 40%. The decrease was the result of a decrease in income before income taxes of $730 thousand, or 34%, for the 2005 quarter when compared to the 2004 quarter. Primarily due to an increase in the proportionate share of tax-exempt income to total income from year to year, the Company experienced a decrease in the effective tax rate from 33.1% for the third quarter of 2004 to 30.1% for the third quarter of 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Interest income increased by $7.0 million to $34.7 million for the nine-month period ended September 30, 2005 when compared to $27.7 million for the nine months ended September 30, 2004. The increase of 25% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans/leases receivable, in combination with an improved aggregate asset yield. The Company's average yield on interest earning assets was 5.61%, an increase of 0.41% for the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004.

Interest expense increased by $5.1 million from $9.5 million for the nine-month period ended September 30, 2004, to $14.6 million for the nine-month period ended September 30, 2005. The 54% increase in interest expense was the result of a combination of greater average, outstanding balances in interest bearing liabilities, principally with respect to customers' time deposits in subsidiary banks, in combination with aggregate increased interest rates, principally with respect to customers' time deposits and interest-bearing demand deposits in subsidiary banks. The Company's average cost of interest bearing liabilities was 2.63% for the nine months ended September 30, 2005, which was an increase of 0.57% when compared to the nine months ended September 30, 2004.

At September 30, 2005 and December 31, 2004, the Company had an allowance for estimated losses on loans of 1.24% and 1.43%, respectively. The successful resolution of some large credits in Quad City Bank & Trust's loan portfolio, through payoff, credit upgrade, refinancing, or the acquisition of additional collateral or guarantees, contributed to a reduction to the level of allowance for loan losses required at that subsidiary bank. The provision for loan losses decreased by $1.2 million from $1.7 million for the nine-month period ended September 30, 2004 to $536 thousand for the nine-month period ended September 30, 2005. During the first nine months of 2005, management determined whether monthly provisions for loan losses were warranted based upon a number of factors, including the increase in loans and a detailed analysis of the loan portfolio. During the first nine months of 2005, net growth in the loan portfolio of $41.5 million warranted a $515 thousand provision to the allowance for loan losses. The net effect during the period, of provision reversals attributed to upgrades within the portfolio, and additional provisions resulting from downgrades within the portfolio, contributed an additional $21 thousand to the allowance. During the first nine months of 2004, net growth in the loan portfolio was $104.6 million. The $1.7 million provision to the allowance for loan losses was attributed 97%, or $1.6 million, to net growth in the loan portfolio, and 3%, or $58 thousand, to net downgrades within the portfolio. For the nine months ended September 30, 2005, there were commercial loan charge-offs of $1.1 million, and there were commercial recoveries of $205 thousand. The charge-off of a single, nonperforming loan at Quad City Bank & Trust for $727 thousand accounted for 66% of the gross commercial charge-offs. Consumer loan charge-offs and recoveries totaled $284 thousand and $76 thousand, respectively, during the period. Credit card loans accounted for 45% of the consumer net charge-offs for the first nine months of 2005. Residential real estate loans had charge-offs of $154 thousand and no recoveries for the nine months ended September 30, 2005.

Noninterest income of $7.5 million for the nine-month period ended September 30, 2005 was a $702 thousand, or 10%, increase from $6.8 million for the nine-month period ended September 30, 2004. Noninterest income during each of the periods in comparison consisted primarily of income from the merchant credit card operation, fees from the trust department, depository service fees, gains on the sale of residential real estate mortgage loans, and other miscellaneous income. The nine months ended September 30, 2005, when compared to the same period in 2004, posted a $225 thousand increase in fees earned by the merchant credit card operations of Bancard. Trust department fees improved $226 thousand from the first nine months of 2004 to the comparable period in 2005. Deposit service fees were down $73 thousand from period to period. Gains on the sale of residential real estate mortgage loans, net, decreased by $31 thousand for the nine months ended September 30, 2005 when compared to the same period in 2004. Additional variations in noninterest income consisted of a $126 thousand increase in investment advisory and management fees, a $266 thousand increase in other noninterest income, and an $11 thousand decrease in earnings on cash surrender value of life insurance. Other noninterest income in each period consisted primarily of income from affiliated companies, earnings on other assets, and Visa check card fees.

Merchant credit card fees, net of processing costs for the nine months ended September 30, 2005 increased by 21% to $1.3 million from $1.1 million for the first nine months of 2004. In October 2002, the Company sold Bancard's ISO related merchant credit card operations to iPayment, Inc., and Bancard's core business focus was shifted to processing for its agent banks, cardholders, and local merchants. Through September 2003, Bancard continued to process ISO-related transactions for iPayment, Inc. for a fixed monthly service fee, which increased as the temporary processing period was extended. In September 2003, the transfer of the ISO-related Visa/Mastercard processing activity to iPayment, Inc. was completed and significantly reduced Bancard's exposure to risk of credit card loss that the ISO activity carried with it. Bancard had established and carried ISO-specific reserves, which provided coverage for this exposure. In the first and third quarters of 2004, the Company recognized aggregate recoveries of $277 thousand from a reduction in these ISO-specific reserves. For the first nine months of 2004, Bancard's ISO-related income was $327 thousand, and Bancard's core merchant credit card fees, net of processing costs were $767 thousand, which included specific provisions of $198 thousand that were made for local merchant chargeback losses. For the first nine months of 2005, Bancard's core merchant credit card fees, net of processing costs were $1.3 million, which was an improvement of $555 thousand when compared to the first nine months of 2004. Significantly contributing to the 72% increase from year to year were aggregate reversals during 2005 of $110 thousand from specific allocations within the allowance for local merchant chargeback losses, and $118 thousand in recoveries during 2005 of prior period expenses.

For the nine months ended September 30, 2005, trust department fees increased $226 thousand, or 12%, to $2.1 million from $1.9 million for the same period in 2004. There was continued development of existing trust relationships and the addition of new trust customers throughout the past twelve months, as well as an improvement in market values of securities held in trust accounts, when compared to one year ago. Each of these factors had a resulting impact on the calculation of trust department fees.

Deposit service fees decreased $73 thousand, or 6%, remaining at $1.2 million for the nine-month period ended September 30, 2005, as for the comparable period in 2004. This decrease was primarily a result of the reduction in service fees collected on the noninterest bearing demand deposit accounts at Quad City Bank & Trust. The year-to-date average balance of consolidated noninterest bearing demand deposits at September 30, 2005 decreased $7.4 million from September 30, 2004. Service charges and NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, were $880 thousand for the nine months ended September 30, 2005, which was a decrease of $31 thousand, or 3%, when compared to $911 thousand for the nine months ended September 30, 2004. Loans originated for sale during the first nine months of 2005 were $74.6 million and during the first nine months of 2004 were $65.0 million. Proceeds on the sales of loans during the first three quarters of 2005 and 2004 were $74.1 million and $66.6 million, respectively.

During the first nine months of 2005, earnings on the cash surrender value of life insurance decreased $11 thousand, or 2%, to $493 thousand from $504 thousand for the first nine months of 2004. In February 2004, the Company made significant investments in bank-owned life insurance (BOLI) on key executives at the two then existing subsidiary banks. Quad City Bank & Trust purchased $8.3 million of BOLI, and Cedar Rapids Bank & Trust made a purchase of $3.6 million of BOLI. During 2005, Rockford Bank & Trust purchased $777 thousand of BOLI.

Investment advisory and management fees increased $126 thousand from $390 thousand for the nine months ended September 30, 2004 to $516 thousand for the nine months ended September 30, 2005. The 32% increase from year to year was due to the increased volume of investment services provided by representatives of LPL Financial Services at the subsidiary banks, primarily at Quad City Bank & Trust.

For the nine months ended September 30, 2005, other noninterest income increased $266 thousand, or 39%, to $955 thousand from $689 thousand for the same period in 2004. The increase was primarily due to income from affiliated companies.
During the first quarter of 2005, one of the Company's affiliated companies, Nobel Electronic Transfer, LLC, completed a large, one-time sales transaction, which contributed $219 thousand to other noninterest income. Income from affiliated companies, earnings on other assets, Visa check card fees, and ATM fees were primary contributors to other noninterest income during the first nine months of 2005.

Noninterest expenses for the nine months ended September 30, 2005, were $21.8 million and for the nine months ended September 30, 2004, were $17.4 million. For the first nine months of 2005, noninterest expenses for the new charter at Rockford Bank and Trust were $1.7 million. The significant components of noninterest expenses were salaries and benefits, occupancy and equipment expenses, and professional and data processing fees, for both periods. During the first quarter of 2004, there was also a loss of $747 thousand associated with the redemption of junior subordinated debentures at their earliest call date of June 30, 2004.

The following table sets forth the various categories of noninterest expenses for the nine months ended September 30, 2005 and 2004.

                              Noninterest Expenses

                                                           Nine months ended
                                                              September 30,
                                                       -------------------------
                                                          2005            2004           % change
                                                       ------------------------------------------
Salaries and employee benefits .....................   $12,236,200   $ 9,729,540           25.8%
Professional and data processing fees ..............     2,056,113     1,616,344           27.2%
Advertising and marketing ..........................       897,967       733,644           22.4%
Occupancy and equipment expense ....................     3,161,196     2,363,577           33.8%
Stationery and supplies ............................       475,464       394,107           20.6%
Postage and telephone ..............................       617,327       498,685           23.8%
Bank service charges ...............................       386,170       431,812          (10.6)%
Insurance ..........................................       452,680       351,599           28.8%
Loss on disposal of fixed assets ...................       332,283            --             --
Loss on redemption of junior subordinated debentures            --       747,490         (100.0%)
Other ..............................................     1,170,393       573,144          104.2%
                                                       -------------------------
        Total noninterest expenses .................   $21,785,793    17,439,942           24.9%
                                                       =========================

For the nine months ended September 30, 2005, total salaries and benefits increased to $12.2 million, which was up $2.5 million from the previous year's period total of $9.7 million. The increase of 26% was primarily due to the Company's increase in compensation and benefits related to an increase in employees from 238 full time equivalents (FTEs) to 294 from year-to-year. The staffing of Rockford Bank & Trust created 14 FTEs and 34% of the increase in total salaries and benefits. Occupancy and equipment expense increased $798 thousand, or 34%, from year to year. The increase was a proportionate reflection of the Company's investment in new facilities at the subsidiary banks, in combination with the related costs associated with additional furniture, fixtures and equipment, such as depreciation, maintenance, utilities, and property taxes. In conjunction with Cedar Rapids Bank & Trust's move into their new main office facility, the Company took a one-time $332 thousand write-off of tenant improvements which had been made to the GreatAmerica Building, which had initially served as that subsidiary's main office. Other noninterest expense increased $597 thousand to $1.2 million for the first nine months of 2005 from $573 thousand for the first nine months of 2004. The increase was primarily the result of $303 thousand of write-downs on property values of other real estate owned (OREO) at Quad City Bank & Trust, $114 thousand of other expense incurred on OREO property, $92 thousand of cardholder program expense at Bancard and other loan expense at the subsidiary banks. Professional and data processing fees experienced a 27% increase from $1.6 million for the first nine months of 2004 to $2.0 million for the comparable period in 2005. The $440 thousand increase was primarily the result of legal and other professional fees related to the organization of Rockford Bank & Trust, consulting fees incurred in conjunction with Sarbanes-Oxley compliance work, and increased legal fees incurred at the subsidiary banks. For the nine months ended September 30, 2005, advertising and marketing expense increased to $898 thousand from $734 thousand for the first nine months of 2004. The $164 thousand increase was predominately due to the addition of Rockford Bank & Trust, in combination with special promotional events at Cedar Rapids Bank & Trust revolving around the openings of the two new facilities.

The provision for income taxes was $1.7 million for the nine-month period ended September 30, 2005 compared to $1.9 million for the nine-month period ended September 30, 2004 for a decrease of $198 thousand, or 11%. The decrease was the result of a decrease in income before income taxes of $565 thousand, or 10%, for the 2005 period when compared to the 2004 period.

FINANCIAL CONDITION

Total assets of the Company increased by $116.4 million, or 13%, to $986.5 million at September 30, 2005 from $870.1 million at December 31, 2004. The growth resulted primarily from the Company's acquisition of m2 Lease Funds, the net increase in the loan/lease portfolio and the net increase in the securities portfolio, funded by interest-bearing deposits and Federal Home Loan Bank advances.

Cash and due from banks increased by $5.1 million, or 24%, to $26.5 million at September 30, 2005 from $21.4 million at December 31, 2004. Cash and due from banks represented both cash maintained at its subsidiary banks, as well as funds that the Company and its banks had deposited in other banks in the form of non-interest bearing demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At September 30, 2005, the subsidiary banks had $4.2 million invested in such funds. This amount increased by $1.3 million, or 44%, from $2.9 million at December 31, 2004. The increase was primarily a result of an increased demand for Federal funds purchases by Quad City Bank & Trust's downstream correspondent banks.

Interest bearing deposits at financial institutions decreased by $2.3 million, or 59%, to $1.6 million at September 30, 2005 from $3.9 million at December 31, 2004. Included in interest bearing deposits at financial institutions are demand accounts, money market accounts, and certificates of deposit. The decrease was the result of decreases in money market accounts of $1.3 million and maturities of certificates of deposit totaling $727 thousand, in combination with a decrease in demand account balances of $286 thousand.

Securities increased by $23.4 million, or 16%, to $173.0 million at September 30, 2005 from $149.6 million at December 31, 2004. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $962 thousand were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $415 thousand. Maturities and calls of securities occurred in the amount of $35.9 million, and the portfolio experienced a decrease in the fair value of securities, classified as available for sale, of $1.3 million. These portfolio decreases were offset by the purchase of an additional $62.0 million of securities, classified as available for sale.

Total gross loans/leases receivable increased by $73.7 million, or 11%, to $722.1 million at September 30, 2005 from $648.4 million at December 31, 2004. The increase was the result of originations, renewals, additional disbursements or purchases of $415.5 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $1.3 million, and loan repayments or sales of loans of $373.9 million. The 11% increase in total gross loans/leases receivable was also a result of Quad City Bank & Trust's acquisition of m2 Lease Funds on August 26, 2005. At the acquisition date, m2 Lease Funds brought $32.0 million in leases into the Company's portfolio, and subsequently contributed $1.4 million of lease originations since acquisition. During the nine months ended September 30, 2005, Quad City Bank & Trust contributed $259.0 million, or 62%, Cedar Rapids Bank & Trust contributed $132.7 million, or 32%, and Rockford Bank & Trust contributed $23.8 million, or 6%, of the Company's loan originations, renewals, additional disbursements or purchases. The mix of loan/lease types within the Company's loan/lease portfolio at September 30, 2005 reflected 83% commercial, 8% real estate and 9% consumer loans. The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.

The allowance for estimated losses on loans/leases was $9.0 million at September 30, 2005 compared to $9.3 million at December 31, 2004, a decrease of $290 thousand, or 3%. The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management's judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed each month on all loans risk-rated as "criticized" credits. The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff, and reported to management and the board of directors. The acquisition of m2 Lease Funds during the third quarter of 2005 brought an additional $433 thousand to the allowance for estimated losses on loans/leases.

Although management believes that the allowance for estimated losses on loans/leases at September 30, 2005 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks with the intention to improve the overall quality of the Company's loan/lease portfolio.

Net charge-offs for the nine months ended September 30 were $1.3 million in 2005 and $245 thousand in 2004. One measure of the adequacy of the allowance for estimated losses on loans/leases is the ratio of the allowance to the gross loan/lease portfolio. The allowance for estimated losses on loans/leases as a percentage of gross loans/leases was 1.24% at September 30, 2005, 1.43% at December 31, 2004 and 1.62% at September 30, 2004.

At September 30, 2005, total nonperforming assets were $6.8 million compared to $10.7 million at December 31, 2004. The $3.9 million decrease was the result of a $2.3 million decrease in nonaccrual loans, a decrease of $949 thousand in other real estate owned, and a decrease of $551 thousand in accruing loans past due 90 days or more.

Nonaccrual loans were $5.3 million at September 30, 2005 compared to $7.6 million at December 31, 2004, a decrease of $2.3 million. The decrease in nonaccrual loans was comprised of a decrease in commercial loans of $2.0 million and real estate loans of $350 thousand, and an increase in consumer loans of $17 thousand. Five large commercial lending relationships at Quad City Bank & Trust and Cedar Rapids Bank & Trust, with an aggregate outstanding balance of $4.1 million, comprised 77% of the nonaccrual loans at September 30, 2005. The existence of either a strong collateral position, a governmental guarantee, or an improved payment status on several of the nonperformers significantly reduces the Company's exposure to loss. The subsidiary banks continue to work for resolutions with all of these customers. Management is continually monitoring the Company's loan/lease portfolio and the level of the allowance for loan/lease losses. The allowance for loan/lease losses to total loans/leases was 1.24% at September 30, 2005. Management's efforts are ongoing to improve the overall quality of the loan/lease portfolio. Nonaccrual loans represented less than one percent of the Company's held for investment loan/lease portfolio at September 30, 2005.

From December 31, 2004 to September 30, 2005, accruing loans past due 90 days or more decreased from $1.1 million to $582 thousand. Four significant lending relationships at Quad City Bank & Trust and Cedar Rapids Bank & Trust comprised $419 thousand, or 72%, of this balance at September 30, 2005.

Premises and equipment increased by $7.3 million, or 40%, to $25.4 million at September 30, 2005 from $18.1 million at December 31, 2004. During the nine-month period there were purchases of additional land, furniture, fixtures and equipment and leasehold improvements of $9.0 million, which were partially offset by both depreciation expense of $1.4 million and a one-time $332 thousand write-off of Cedar Rapids Bank & Trust tenant improvements made to the GreatAmerica Building, which had initially served as that subsidiary's main office.

In September 2003, the Company announced plans for a fifth Quad City Bank & Trust banking facility, to be located in west Davenport at Five Points. Total costs were approximately $3.6 million, when the facility was completed and began operations in March 2005. In February 2004, Cedar Rapids Bank & Trust announced plans to build a facility in downtown Cedar Rapids. The Bank's main office was relocated to this site on July 5, 2005. Costs for this facility during the first nine months of 2005 were $3.8 million, and total costs for this project to date are $6.5 million. Total costs for this facility were projected to be $6.9 million. Cedar Rapids Bank & Trust also completed construction of a branch office located on Council Street, which opened for business on June 2, 2005. The Company has incurred costs for this project of $1.7 million during the first nine months of 2005 and $2.4 million to date. Total costs for this facility were projected to be $2.3 million. During the first nine months of 2005, costs associated with the establishment of the full-service banking facility in leased space in downtown Rockford, which opened as the Company's third bank charter on January 3rd, were $246 thousand, and total costs were $459 thousand. Rockford Bank & Trust is moving forward with plans for a second banking facility, which will initially be located in a leased, modular building, subject to zoning and regulatory approval. During the first nine months of 2005, this project's costs totalled $1.2 million. On August 26, 2005, Quad City Bank & Trust acquired 80% of the membership units of m2 Lease Funds, LLC ("m2 Lease Funds"). The purchase price of $5.0 million resulted in $3.4 million in goodwill.

Accrued interest receivable on loans, securities and interest-bearing deposits with financial institutions increased by $994 thousand, or 24%, to $5.1 million at September 30, 2005 from $4.1 million at December 31, 2004.

Bank-owned life insurance (BOLI) increased by $1.3 million from $15.9 million at December 31, 2004 to $17.2 million at September 30, 2005. Banks may generally buy BOLI as a financing or cost recovery vehicle for pre-and post-retirement employee benefits. During 2004, the subsidiary banks purchased $8.0 million of insurance to finance the expenses associated with the establishment of supplemental retirement benefits plans for the executive officers. In addition, the subsidiary banks purchased life insurance totaling $4.2 million on the lives of a number of senior management personnel for the purpose of funding the expenses of new deferred compensation arrangements for senior officers. During the first quarter of 2005, Rockford Bank & Trust purchased $777 thousand of BOLI. These purchases in 2004, combined with the previously purchased bank-owned life insurance, resulted in Quad City Bank & Trust holding investments in bank-owned life insurance policies near the regulatory maximum of 25% of capital. Benefit expense associated with both the supplemental retirement benefits and deferred compensation arrangements was $132 thousand and $125 thousand, respectively, for the nine months ended September 30, 2005. The banks monitor the risks associated with these holdings, including diversification, lending-limit, concentration, interest rate risk, credit risk, and liquidity. Earnings on BOLI totaled $493 thousand for the first nine months of 2005.

Other assets increased by $1.9 million, or 13%, to $17.1 million at September 30, 2005 from $15.2 million at December 31, 2004. Other assets included $8.3 million of equity in Federal Reserve Bank and Federal Home Loan Bank stock, $3.1 million of deferred tax assets, $976 thousand in net other real estate owned
(OREO), $1.1 million in investments in unconsolidated companies, $612 thousand of accrued trust department fees, $406 thousand of unamortized prepaid trust preferred securities offering expenses, $492 thousand of prepaid Visa/Mastercard processing charges, other miscellaneous receivables, and various prepaid expenses. During the second half of 2004, the Company accumulated OREO from four credit relationships at the subsidiary banks, which totaled $1.9 million at December 31, 2004. During the first quarter of 2005, one of these OREO properties was sold for $301 thousand at a minimal gain. During the third quarter of 2005, a second OREO property was sold for $521 thousand, which resulted in a gain of $41 thousand. During the first nine months of 2005, three of the remaining property values were written down $303 thousand in the aggregate.

Deposits increased by $103.1 million, or 18%, to $691.1 million at September 30, 2005 from $588.0 million at December 31, 2004. The increase resulted from a $92.1 million aggregate net increase in money market, savings, and total transaction accounts, in combination with an $11.0 million net increase in interest-bearing certificates of deposit. The subsidiary banks experienced a net increase in brokered certificates of deposit of $6.1 million during the first nine months of 2005.

Short-term borrowings decreased $30.2 million, or 29%, from $104.8 million at December 31, 2004 to $74.6 million at September 30, 2005. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. As a result of the $95.4 million increase in deposits during the third quarter of 2005, there was a reduction in the subsidiary banks' dependence on short-term borrowings to fund asset growth. Short-term borrowings were comprised of customer repurchase agreements of $54.4 million and $47.6 million at September 30, 2005 and December 31, 2004, respectively, as well as federal funds purchased of $20.2 million at September 30, 2005 and $57.2 million at December 31, 2004.

Federal Home Loan Bank advances increased by $26.1 million, or 28%, to $118.1 million at September 30, 2005 from $92.0 million at December 31, 2004. As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.

Other borrowings increased $4.3 million, or 71%, from $6.0 million at December 31, 2004 to $10.3 million at September 30, 2005. In June 2004, the Company drew an advance of $7.0 million on a line of credit at an upstream correspondent bank as partial funding for the early redemption of $12.0 million in trust preferred securities, which had been issued in 1999. In December 2004, the Company made a payment to reduce the balance by $1.0 million. In January 2005, the Company drew an additional $5.0 million advance as partial funding for the initial capitalization of Rockford Bank & Trust. In May 2005, with proceeds from the issuance of the trust preferred securities of Trust IV, the Company made a payment to reduce the balance on the line of credit by $5.0 million. In September 2005, the Company drew an advance of $4.0 million to provide $2.5 million of additional capital to Quad City Bank & Trust and $1.5 million of additional capital to Cedar Rapids Bank & Trust for capital maintenance purposes at each of the subsidiaries.

Junior subordinated debentures increased $5.2 million, or 25%, to $25.8 million at September 30, 2005 from $20.6 million at December 31, 2004. In June 1999, the Company issued $12.0 million of trust preferred securities through a newly formed subsidiary, Trust I. The Company redeemed these securities on June 30, 2004. In February 2004, the Company formed two new subsidiaries and issued, in a private transaction, $12.0 million of fixed rate trust preferred securities and $8.0 million of floating rate trust preferred securities of Trust II and Trust III, respectively. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $12.4 million and $8.2 million, respectively. On May 5, 2005, the Company announced the issuance of $5.0 million of floating rate capital securities of QCR Holdings Statutory Trust IV. Trust IV used the $5.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $155 thousand of proceeds from its equity, to purchase $5.2 million of junior subordinated debentures of the Company.

Other liabilities were $12.4 million at September 30, 2005, up $4.5 million, or 58%, from $7.9 million at December 31, 2004. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At September 30, 2005, the most significant components of other liabilities were $3.4 million of accrued expenses, $3.1 million of accounts payable for leases, $2.4 million of miscellaneous accounts payable, and $2.3 million of interest payable.

Common stock, at both September 30, 2005 and December 31, 2004, was $4.5 million. The slight increase of $30 thousand was the result of stock issued from the net exercise of stock options and stock purchased under the employee stock purchase plan.

Additional paid-in capital totaled $20.7 million at September 30, 2005, up $371 thousand, or 2%, from $20.3 million at December 31, 2004. The increase resulted from the proceeds received in excess of the $1.00 per share par value for the 29,602 shares of common stock issued as the result of the net exercise of stock options and stock purchased under the employee stock purchase plan.

Retained earnings increased by $3.3 million, or 13%, to $28.6 million at September 30, 2005 from $25.3 million at December 31, 2004. The increase reflected net income for the nine-month period net of $180 thousand, representing the four-cent per share dividend, which was declared in May and paid in July 2005.

Unrealized losses on securities available for sale, net of related income taxes, totaled $166 thousand at September 30, 2005 as compared to unrealized gains of $669 thousand at December 31, 2004. The negative turnaround of $835 thousand was attributable to decreases during the period in fair value of the securities identified as available for sale, primarily due to the rise in interest rates.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash used in operating activities, consisting primarily of originations of loans for sale, was $2.9 million for the nine months ended September 30, 2005 compared to $5.9 million net cash provided by operating activities, consisting primarily of proceeds on the sales of loans, for the same period in 2004. Net cash used in investing activities, consisting principally of purchases of available for sale securities, was $80.7 million for the nine months ended September 30, 2005 and $126.0 million, consisting primarily of loan originations to be held for investment, for the nine months ended September 30, 2004. Net cash provided by financing activities, consisting primarily of increased deposit accounts at the subsidiary banks, for the nine months ended September 30, 2005 was $82.9 million, and for the same period in 2004 was $121.8 million, consisting principally of funds from short-term borrowings.

The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At September 30, 2005, the subsidiary banks had fourteen lines of credit totaling $104.5 million, of which $13.0 million was secured and $91.5 million was unsecured. At September 30, 2005, Quad City Bank & Trust had drawn $20.2 million of their available balance of $83.0 million, and Cedar Rapids Bank & Trust had drawn none of their available balance of $21.5 million. At December 31, 2004, the subsidiary banks had fourteen lines of credit totaling $99.5 million, of which $13.0 million was secured and $86.5 million was unsecured. At December 31, 2004, Quad City Bank & Trust had drawn $21.1 million of their available balance of $83.0 million, and Cedar Rapids Bank & Trust had drawn none of their available balance of $16.5 million. As of both September 30, 2005 and December 31, 2004, the Company had two unsecured revolving credit notes totaling $15.0 million in aggregate, replacing a single note of $15.0 million previously held. The Company had a 364-day revolving note, which matures December 29, 2005, for $10.0 million and had a balance outstanding of $5.0 million at September 30, 2005 and $6.0 million at December 31, 2004. The Company also had a 3-year revolving note, which matures December 30, 2007, for $5.0 million and carried no balance as of December 31, 2004. On January 3, 2005, the 3-year note was fully drawn as partial funding for the capitalization of Rockford Bank & Trust. For both notes, interest is payable monthly at the Federal Funds rate plus 1% per annum, as defined in the credit agreements. As of December 31, 2004, the interest rate on the 364-day note was 3.23%. At September 30, 2005, the interest rate on both notes was 4.73%.

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

On May 5, 2005, the Company announced the issuance of $5.0 million of floating rate capital securities of QCR Holdings Statutory Trust IV. The securities represent the undivided beneficial interest in Trust IV, which was established by the Company for the sole purpose of issuing the Trust Preferred Securities. The securities issued by Trust IV mature in thirty years, but are callable at par after five years. The Trust Preferred Securities have a variable rate based on the three-month LIBOR, reset quarterly, with the current rate set at 5.95%. Interest is payable quarterly. Trust IV used the $5.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $155 thousand of proceeds from its own equity, to purchase $5.2 million of junior subordinated debentures of the Company. The Company will treat these new issuances as Tier 1 capital for regulatory capital purposes, subject to current established limitations. The Company incurred no issuance costs as a result of the transaction. The Company used its net proceeds for general corporate purposes, including the paydown of its other borrowings.

On April 28, 2005, the Company declared a cash dividend of $0.04 per share, or $180 thousand, which was paid on July 6, 2005, to stockholders of record on June 15, 2005. On October 27, 2005, the Company declared a cash dividend of $0.04 per share, or $181 thousand, which will be paid on January 6, 2006, to stockholders of record on December 23, 2005. It is the Company's intention to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, however it believes that operating results have reached a level that can sustain dividends to stockholders as well.

RECENT REGULATORY DEVELOPMENTS

Effective April 11, 2005, the Board of Governors of the Federal Reserve System amended the risk-based capital standards for bank holding companies to allow the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter standards. The new regulations limit the amount of trust preferred securities (combined with all other restricted core capital elements) that a bank holding company may include as Tier 1 capital to 25% of the sum of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts in excess of the limits described above generally may be included in Tier 2 capital. The regulations also provide a transition period for bank holding companies to conform their capital structures to the revised quantitative limits. These limits will first become applicable to bank holding companies beginning on March 31, 2009. With the addition of goodwill to the Company's balance sheet, in conjunction with the acquisition of m2 Lease Funds, these new regulatory limits have had a slight impact on the Company's tier 1 leverage ratio for the third quarter of 2005. At September 30, 2005, the Company's tier 1 leverage ratio was 7.14%. At December 31, 2004, the Company's tier 1 leverage ratio was 7.81%.

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

One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company's consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at June 30, 2005 demonstrated a 3.23% decrease in interest income with a 200 basis point increase in interest rates, and a 3.67% decrease in interest income with a 100 basis point decrease in interest rates. Both simulations are within the board-established policy limits of a 10% decline in value.

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

Changes in Internal Control over Financial Reporting. The Company is currently undergoing a comprehensive effort to ensure compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002. As a result, enhancements to the Company's internal controls over financial reporting are being or have been implemented. During the second quarter of 2005, the Company implemented a comprehensive Reconciliation and Account Certification Policy, which guides a semi-centralized process up through the Company ending with a consolidated reporting package for the Chief Financial Officer. At September 30, 2005, the Company had not fully completed its evaluation nor had all control enhancements been completed. Other than changes as described above, there have been no changes to the Company's internal control over financial reporting during the period covered by this report that have materially effected, or are reasonably likely to affect the Company's internal control over financial reporting.

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

None

Item 3   Defaults Upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits

         (a)  Exhibits

              10.1 Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht dated August 26, 2005

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

                                                  QCR HOLDINGS, INC.
                                                  (Registrant)


Date    November 11, 2005                         /s/ Michael A. Bauer
                                                  ------------------------------
                                                  Michael A. Bauer, Chairman




Date    November 11, 2005                         /s/ Douglas M. Hultquist
                                                  ------------------------------
                                                  Douglas M. Hultquist,
                                                  President, Chief Executive
                                                  Officer



Date    November 11, 2005                         /s/ Todd A. Gipple
                                                  ------------------------------
                                                  Todd A. Gipple, Executive Vice
                                                  President, Chief Financial
                                                  Officer