Form 10-K
period 2005-12-31
QCR HOLDINGS INC
filed 2006-03-14
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005.

                         Commission file number: 0-22208

                               QCR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                        42-1397595
(State of incorporation)                    (I.R.S. Employer Identification No.)

             3551 Seventh Street, Suite 204, Moline, Illinois 61265
                    (Address of principal executive offices)

                                 (309) 736-3580
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None.

       Securities registered pursuant to Section 12(g)of the Exchange Act:
                           Common stock, $1 Par Value

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act.                      Yes [ ] No [ X ]

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for past 90 days.                                  Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                         Yes [ ] No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The Nasdaq SmallCap Market on June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $86,474,472.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of March 1, 2006, the Registrant had outstanding 4,537,711 shares of common stock, $1.00 par value per share.

                      Documents incorporated by reference:
         Part III of Form 10-K - Proxy statement for annual meeting of stockholders to be held in May 2006.

Part I

Item 1.  Business

General. QCR Holdings, Inc. (the "Company") is a multi-bank holding company headquartered in Moline, Illinois that was formed in February 1993 under the laws of the state of Delaware. The Company serves the Quad City, Cedar Rapids, and Rockford communities through its three wholly owned banking subsidiaries, which provide full-service commercial and consumer banking and trust and asset management services:

     o Quad City Bank and Trust Company, ("Quad City Bank & Trust") which is based in Bettendorf, Iowa and commenced operations in 1994,

     o Cedar Rapids Bank and Trust Company, ("Cedar Rapids Bank & Trust") which is based in Cedar Rapids, Iowa and commenced operations in 2001, and

     o Rockford Bank and Trust Company, (Rockford Bank & Trust") which is based in Rockford, Illinois and commenced operations in 2005.

The Company also engages in merchant credit card processing through its wholly owned subsidiary, Quad City Bancard, Inc. ("Bancard"), based in Moline, Illinois and in direct financing lease contracts through its 80% equity investment in M2 Lease Funds, LLC ("M2 Lease Funds"), based in the Milwaukee, Wisconsin area.

Quad City Bank & Trust was capitalized on October 13, 1993 and commenced operations on January 7, 1994. Quad City Bank & Trust is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation (the "FDIC"). Quad City Bank & Trust provides full service commercial and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois. At December 31, 2005, Quad City Bank & Trust had total assets of $718.5 million.

Cedar Rapids Bank & Trust is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the FDIC. The Company commenced operations in Cedar Rapids in June 2001 operating as a branch of Quad City Bank & Trust. The Cedar Rapids branch operation then began functioning under the Cedar Rapids Bank & Trust charter in September 2001. Cedar Rapids Bank & Trust provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids, Iowa and adjacent communities through its two new facilities, which were both completed in the summer of 2005. The headquarters for Cedar Rapids Bank & Trust is located in downtown Cedar Rapids, and its first branch location is located in northern Cedar Rapids. At December 31, 2005, Cedar Rapids Bank & Trust had total assets of $289.9 million.

On January 3, 2005, Rockford Bank & Trust opened as the Company's third bank subsidiary. The Company commenced operations in Rockford, Illinois in September 2004 operating as a branch of Quad City Bank & Trust. Rockford Bank & Trust is an Illinois-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the FDIC. It provides full-service commercial and consumer banking to Rockford and adjacent communities through its original office located in downtown Rockford and its recently opened branch location in a temporary modular facility on Guilford Road at Alpine Road in Rockford. The Company plans to build a 20,000 square foot banking facility at a projected cost of $4.4 million with completion scheduled for October 2006. At December 31, 2005, Rockford Bank & Trust had total assets of $41.3 million.

Bancard was capitalized in April 1995 as a Delaware corporation that provides merchant and cardholder credit card processing services. In October 2002, Bancard sold its independent sales organization ("ISO") related merchant credit card operations to iPayment, Inc. Until September 24, 2003, Bancard continued to process transactions for iPayment, Inc., and approximately 32,500 merchants. Since iPayment, Inc. discontinued processing with Bancard, processing volumes decreased significantly. Bancard does, however, continue to provide credit card processing for merchants and cardholders of the Company's subsidiary banks and agent banks.

On August 26, 2005, the Quad City Bank & Trust acquired 80% of the membership units of M2 Lease Funds. John Engelbrecht, the President and Chief Executive Officer of M2 Lease Funds, retained 20% of the membership units. M2 Lease Funds, which is based in the Milwaukee, Wisconsin area, is engaged in the business of leasing machinery and equipment to commercial and industrial businesses under direct financing lease contracts. Quad City Bank & Trust acquired assets and assumed liabilities totaling $35.0 million and $30.0 million, respectively, for a purchase price of $5.0 million, which resulted in goodwill of $3.4 million and minority interest of $573 thousand. In accordance with the provisions of FAS Statement 142, goodwill is not being amortized, but will be evaluated annually for impairment.

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

On May 5, 2005, the Company issued $5,000,000 of floating rate capital securities through a newly formed subsidiary, QCR Holdings Statutory Trust IV ("Trust IV"). Trust IV is a 100% owned non-consolidated subsidiary of the Company. Trust IV used the proceeds from the sale of the trust preferred securities, along with the funds from its equity, to purchase junior subordinated debentures of the Company in the amount of $5,155,000.

On February 24, 2006, the Company issued $10,000,000 of fixed/floating rate capital securities through a newly formed subsidiary, QCR Holdings Statutory Trust V ("Trust V"). Trust V is a 100% owned non-consolidated subsidiary of the Company. Trust V used the proceeds from the sale of the trust preferred securities, along with the funds from its equity, to purchase junior subordinated debentures of the Company in the amount of $10,310,000.

The Company owns 100% of Quad City Bank & Trust, Cedar Rapids Bank & Trust, Rockford Bank & Trust and Bancard, and 100% of the common securities of Trust II, Trust III, Trust IV, and Trust V. The Company also holds an 80% equity interest in M2 Lease Funds. In addition to such ownership, the Company invests its capital in stocks of financial institutions and mutual funds, as well as participates in loans with the subsidiary banks. In addition, to its wholly-owned and majority-owned subsidiaries, the Company has an aggregate investment of $308 thousand in three associated companies, Nobel Electronic Transfer, LLC, Nobel Real Estate Investors, LLC, and Velie Plantation Holding Company, LLC. The Company owns 20% equity positions in each of these affiliated companies. In June 2005, Cedar Rapids Bank & Trust entered into a joint venture as a 50% owner of Cedar Rapids Mortgage Company, LLC ("Cedar Rapids Mortgage Company").

The Company and its subsidiaries collectively employed 305 individuals at December 31, 2005. No one customer accounts for more than 10% of revenues, loans or deposits.

Business. The Company's principal business consists of attracting deposits from the public and investing those deposits in loans and securities. The deposits of the subsidiary banks are insured to the maximum amount allowable by the FDIC. The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits and borrowings. Its operating results are affected by merchant credit card fees, trust fees, deposit service charge fees, fees from the sale of residential real estate loans and other income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses, bank service charges, insurance, and other administrative expenses. The Company's operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, as described more fully in this form 10-K.

Competition. The Company currently operates in the highly competitive Quad City, Cedar Rapids, and Rockford markets. Competitors include not only other commercial banks, credit unions, thrift institutions, and mutual funds, but also, insurance companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as the Company. Many of these unregulated competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services. Additionally, the Company competes in markets with a number of much larger financial institutions with substantially greater resources and larger lending limits. These competitive trends are likely to continue and may increase as a result of the continuing reduction on restrictions on the interstate operations of financial institutions. Under the Gramm-Leach-Bliley Act of 1999, effective in March 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

The Board of Governors of the Federal Reserve System (the "Federal Reserve Board") is the primary regulator of the Company and its subsidiaries. In addition, Quad City Bank & Trust and Cedar Rapids Bank & Trust are regulated by the Iowa Superintendent of Banking (the "Iowa Superintendent") and the FDIC. Rockford Bank & Trust is regulated by the State of Illinois Department of Financial and Professional Regulation ("the Illinois DFPR") and the FDIC.

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

Quad City Bank & Trust's current legal lending limit is approximately $9.4 million. As of December 31, 2005, commercial loans made up approximately 80% of the loan portfolio, while residential mortgages comprised approximately 10% and consumer loans comprised approximately 10%.

Cedar Rapids Bank & Trust's current corporate lending limit is approximately $3.5 million. As of December 31, 2005, commercial loans made up approximately 88% of the loan portfolio, while residential mortgages comprised approximately 5% and consumer loans comprised approximately 7%.

Rockford Bank & Trust's current corporate lending limit is approximately $2.3 million. As of December 31, 2005, commercial loans made up approximately 83% of the loan portfolio, while residential mortgages comprised approximately 9% and consumer loans comprised approximately 8%.

As part of the loan monitoring activity at the three subsidiary banks, credit administration personnel interact closely with senior bank management. The Company has also instituted a separate loan review function to analyze credits of the subsidiary banks. Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of these situations.

As noted above, the subsidiary banks are active commercial lenders. The areas of emphasis include loans to wholesalers, manufacturers, building contractors, developers, business services companies and retailers. The banks provide a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of facilities, equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. In addition, the subsidiary banks often take personal guarantees to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. A significant portion of the subsidiary banks' commercial business loans has floating interest rates or reprice within one year. The banks also make commercial real estate loans. Collateral for these loans generally includes the underlying real estate and improvement3, and may include additional assets of the borrower.

Residential mortgage lending continues to be a focal point for the banks, and they sell the majority of their real estate loans in the secondary market. During the year ended December 31, 2005, the subsidiary banks originated $122.1 million of real estate loans and sold $99.6 million, or 82%, of these loans. During the year ended December 31, 2004, the subsidiary banks originated $124.6 million of real estate loans and sold $83.5 million, or 67%, of these loans. During the year ended December 31, 2003, the subsidiary banks originated $268.8 million of real estate loans and sold $241.6 million, or 90%, of these loans. Generally, the subsidiary banks' residential mortgage loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell loans in the secondary market. The subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature in one to five years, and then retain these loans in their portfolios. The subsidiary banks' real estate loan portfolios, net of loans held for sale, were approximately $56.9 million at December 31, 2005. Servicing rights are not presently retained on the loans sold in the secondary market.

The consumer lending departments of each bank provide a,l types of consumer loans including motor vehicle, home improvement, home equity, signature loans and small personal credit lines.

Change in Fiscal Years. In August 2002, the Company's board of directors elected to change the Company's fiscal year end from June 30 to December 31. Due to this change, the Company filed a Form 10-K for the transition period from July 1, 2002 to December 31, 2002 and now holds its annual meetings in May of each year instead of October. The 2006 annual meeting will be held on May 3, 2006. The Company's subsidiaries have also changed their fiscal years, aligning their financial reporting with that of the Company. Throughout this document, references to fiscal 2005 are for the year ended December 31, 2005, and references to fiscal 2004 are for the year ended December 31, 2004, and references to fiscal 2003 are for the year ended December 31, 2003. References to the transition period are for the six months ended December 31, 2002. References to fiscal 2002 are for the year ended June 30, 2002. In most instances, results are shown for the fiscal years ended December 31, 2005, 2004, and 2003, along with the six-month transition period and the previous fiscal year ended June 30, 2002.

Appendices. The commercial banking business is a highly regulated business. See Appendix A for a summary of the federal and state statutes and regulations,
which  are  applicable  to  the  Company  and  its  subsidiaries.   Supervision,
regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of bank holding companies and banks.

See Appendix B for tables and schedules that show selected comparative statistical information required pursuant to the securities laws, relating to the business of the Company. Consistent with the information presented in Form 10-K, results are presented for the fiscal years ended December 31, 2005, 2004 and 2003, along with the six-month transition period ended December 31, 2002, and the previous two fiscal years ended June 30. A second presentation shows comparative financial information restated in calendar year periods for 2000, 2001 and 2002 consistent with the Company's current fiscal year.

Internet Site. The Company maintains Internet sites for itself and its three banking subsidiaries and the Company makes available free of charge through these sites its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Exchange Act after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Also available are many of our corporate governance documents, including our Code of Ethics. The sites are www.qcrh.com, www.qcbt.com, www.crbt.com, and www.rfrdbank.com.

Item 1.A.   Risk Factors

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Our business is concentrated in and dependent upon the continued growth and welfare of the Quad City, Cedar Rapids and Rockford markets.

We operate primarily in the Quad City, Cedar Rapids and Rockford markets, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. We have developed a particularly strong presence in Bettendorf, Cedar Rapids and Davenport, Iowa and Moline, Illinois and their surrounding communities. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

We face intense competition in all phases of our business from other banks and financial institutions.

The banking and financial services businesses in our markets are highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Many of these competitors are not subject to the same regulatory restrictions as we are. Many of our unregulated competitors compete across geographic boundaries and are able to provide customers with a feasible alternative to traditional banking services. Additionally, if the regulatory trend toward reducing restrictions on the interstate operations of financial institutions continues, we will continue to experience increased competition as a result.

Increased competition in our markets may also result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities. Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and larger lending limits and offer a broader range of financial services than we can offer.

Our community banking strategy relies heavily on our subsidiaries' independent management teams, and the unexpected loss of key managers may adversely affect our operations.

We rely heavily on the success of our bank subsidiaries' independent management teams. Accordingly, much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain executive officers, the current management teams, branch managers and loan officers of our operating subsidiaries will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth, branching, de novo bank formations and/or acquisitions could be materially impaired.

We may experience difficulties in managing our growth and our growth strategy involves risks that may negatively impact our net income.

As part of our general growth strategy, we may expand into additional communities or attempt to strengthen our position in our current markets by undertaking additional de novo bank formations or branch openings. Based on our experience, we believe that it generally takes several years for new banking facilities to achieve overall profitability, due to the impact of organization and overhead expenses and the start-up phase of generating loans and deposits. To the extent that we undertake additional branching and de novo bank and business formations, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management's time and attention and general disruption to our business.

In addition to branching and de novo bank formations, we may acquire banks and related businesses that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching and de novo bank formations, but may also involve additional risks, including:

     o potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

     o exposure to potential asset quality issues of the acquired bank or related business;

     o difficulty and expense of integrating the operations and personnel of banks and businesses we acquire; and

     o the possible loss of key employees and customers of the banks and businesses we acquire.

Interest rates and other conditions impact our results of operations.

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented at "Quantitative and Qualitative Disclosures About Market Risk" included under Item 7A of Part II of this Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.

The majority of our subsidiary banks' loan/lease portfolios are invested in commercial loans/leases, and we focus on lending to small to medium-sized businesses. The size of the loans/leases we can offer to commercial customers is less than the size of the loans/leases that our competitors with larger lending limits can offer. This may limit our ability to establish relationships with the area's largest businesses. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans/leases and tend to make loans/leases to larger businesses. Collateral for these loans/leases generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. In addition to commercial loans/leases, our subsidiary banks are also active in residential mortgage and consumer lending.

Commercial and industrial loans/leases make up a large portion of our loan/lease portfolio.

Commercial and industrial loans/leases were $359.4 million, or approximately 48% of our total loan/lease portfolio as of December 31, 2005. Our commercial loans/leases are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receiv!ble, inventory, or equipment. Credit support provided by the borrower for most of these loans/leases and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans/leases may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our loan/lease portfolio has a significant concentration of commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate lending comprised a significant portion of our loan/lease portfolio, $269.7 million or approximately 36%, as of December 31, 2005. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Our allowance for loan/lease losses may prove to be insufficient to absorb potential losses in our loan/lease portfolio.

We established our allowance for loan/lease losses in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio. The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2005, our allowance for loan/lease losses as a percentage of total loans/leases was 1.17% and as a percentage of total non-performing loans/leases was approximately 254%. Although management believes that the allowance for loan/lease losses is adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance for loan/lease losses will prove sufficient to cover actual loan/lease losses in the future. Loan/lease losses in excess of our reserves may adversely affect our business, financial condition and results of operations. Additional information regarding our allowance for loan/lease losses and the methodology we use to determine an appropriate level of reserves is located in the "Management's Discussion and Analysis" section included under Item 5 of Part II of this Form 10-K.

Our Bancard operation faces other risks.

Bancard, our credit card processing subsidiary, is subject to certain risks, which could have a negative impact on its operations. Primarily, for Bancard these risks are competition, credit risks and the possibility that merchants' willingness to accept credit cards will decline. Many of Bancard's competitors have greater financial, technological, marketing and personnel resources than Bancard and there can be no assurance that Bancard will be able to compete effectively with such entities.

Bancard is also subject to credit risks. When a billing dispute arises between a cardholder and a merchant, and if the dispute is not resolved in favor of the merchant, the transaction is charged back to the merchant. If Bancard is unable to collect such chargeback from the merchant's account, and if the merchant refuses or is unable to reimburse Bancard for the chargeback due to bankruptcy or other reasons, Bancard bears the loss for the amount of the refund paid to the cardholder. Bancard, in general, handles processing for smaller, less seasoned merchants, which may present greater risk of loss. Although Bancard maintains a reserve against these losses, there is no assurance that it will be adequate.

Additionally, VISA and MasterCard have the ability to increase the "interchange" rates charged to merchants for credit card transactions. There can be no assurance that merchants will continue to accept credit cards as payment if they feel rates are too high. Bancard is also subject to an approval process by the VISA and MasterCard credit card associations. In the event Bancard fails to comply with these standards, Bancard's designation as a certified processor could be suspended or terminated. There can be no assurance that VISA or MasterCard will maintain Bancard's registrations or that the current VISA or MasterCard rules allowing Bancard to provide transaction processing services will remain in effect.

We have a continuing need for technological change and we may not have the resources to effectively implement new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

System failure or breaches /f our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Government regulation can result in limitations on our operations.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve System, the FDIC, the Iowa Department of Banking ("IDOB") and the Illinois Department of Financial and Professional Regulation ("IDFPR"). Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

Failure to pay interest on our debt may adversely impact our ability to pay dividends.

As of December 31, 2005, we had $25.8 million of junior subordinated debentures held by three business trusts that we control. Interest payments on the debentures, which totaled $1.6 million for 2005, must be paid before we pay dividends on our capital stock, including our Common Stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments could also cause a decline in the market price of our Common Stock.

There is a limited trading market for our common shares, and you may not be able to resell your shares at or above the price stockholders paid for them.

Although our common shares are listed for quotation on the Nasdaq Capital Market, the trading in our common shares has substantially less liquidity than many other companies quoted on Nasdaq. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot assure you that volume of trading in our common shares will increase in the future.

Item 1.B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Properties

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

In September 2003, the Company announced plans for a fifth Quad City Bank & Trust banking facility, to be located in west Davenport, Iowa at Five Points. Total costs were approximately $3.6 million. The facility was completed and began operations in March 2005. Quad City Bank & Trust's Five Points branch is a 12,000 square foot facility.

The Company announced plans, in April 2001, to expand its banking operations to the Cedar Rapids, Iowa market. Initially, from June until mid-September 2001, the Cedar Rapids operation functioned as a branch of Quad City Bank & Trust while waiting for regulatory approvals for a new state bank charter. On September 14, 2001, the Cedar Rapids branch operation was converted into the new charter and began operations as Cedar Rapids Bank & Trust Company. Until the summer of 2005, Cedar Rapids Bank & Trust leased approximately 8,200 square feet in the GreatAmerica Building in downtown Cedar Rapids, which had served as its only office.

In February 2004, Cedar Rapids Bank & Trust announced plans to build a four floor building in downtown Cedar Rapids. The bank's main office relocated to this site in July 2005, when construction was completed. Cedar Rapids Bank & Trust owns the lower three floors of the facility, and an unrelated third party owns the fourth floor in a condominium arrangement with the bank. In the summer of 2005, Cedar Rapids Bank & Trust also completed construction on a branch office in northern Cedar Rapids on Council Street. Cedar Rapids Bank & Trust's first branch facility began operations on June 2, 2005.

The Company announced plans in June 2004 to expand banking operations to the Rockford, Illinois market. Initially, from September through December 2004, the Rockford operation functioned as a branch of Quad City Bank & Trust while waiting for regulatory approvals for a new state bank charter in Illinois. On January 3, 2005, the Rockford branch operation was converted into the Company's third charter and began operations as Rockford Bank and Trust Company. Rockford Bank & Trust leases approximately 7,800 square feet in the newly restored Morrissey Building at 127 North Wyman Street in downtown Rockford, which serves as its main office. In the third quarter of 2005, Rockford Bank & Trust moved forward with plans for a second banking location on Guilford Road at Alpine Road in Rockford. A temporary modular facility opened in December 2005. The Company plans to construct a 20,000 square foot building projected for completion in August 2006.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the stockholders of the Company for a vote during the fourth quarter of the fiscal year ended December 31, 2005.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The common stock, par value $1.00 per share, of the Company is listed for quotation on The Nasdaq Capital Market under the symbol "QCRH". The stock began trading on October 6, 1993. As of December 31, 2005, there were 4,531,224 shares of common stock outstanding held by approximately 2,600 holders of record. The following table sets forth the high and low sales prices of the common stock, as reported by The Nasdaq Capital Market, for the periods indicated.


                                             2005                    2004                    2003
                                          sales price            sales price              sales price
                                    ---------------------    -------------------      ------------------
                                     High          Low         High        Low         High        Low
                                    --------------------------------------------------------------------
First quarter........               $22.000      $20.000     $22.000     $18.667      $12.100    $11.220
Second quarter.......                22.060       19.830      19.667      17.400       13.333     11.633
Third quarter........                22.750       20.500      19.940      17.550       16.667     13.207
Fourth quarter.......                20.500       17.920      21.990      18.000       19.387     15.000

On April 28, 2005, the board of directors declared a cash dividend of $0.04 payable on July 6, 2005, to stockholders of record on June 15, 2005. On October 27, 2005, the board of directors declared a cash dividend of $0.04 per share payable on January 6, 2006, to stockholders of record on December 23, 2005. In the future, it is the Company's intention to continue to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, but believes that operating results have reached a level that can sustain dividends to stockholders as well. The Company has issued junior subordinated debentures in four private placements. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.

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

The Company did not repurchase any of its common stock during the fourth quarter of 2005.

Item 6. Selected Financial Data

The following "Selected Consolidated Financial Data" of the Company is derived in part from, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto. See Item 8 "Financial Statements." Results for past periods are not necessarily indicative of results to be expected for any future period.


                      SELECTED CONSOLIDATED FINANCIAL DATA
                  (dollars in thousands, except per share data)



                                               Years Ended December 31,           Six         Year Ended June 30,
                                          -----------------------------------    Months     ----------------------
                                                                                 Ended
                                                                               December 31,
                                               2005        2004        2003        2002       2002         2001
                                          -----------------------------------------------------------------------
Statement of Income Data:
Interest income ........................   $   48,688  $   38,017  $   33,378  $   16,120  $   28,520  $   28,544
Interest expense .......................       21,281      13,325      11,950       6,484      12,870      16,612
Net interest income ....................       27,407      24,692      21,428       9,636      15,650      11,932
Provision for loan/lease losses ........          877       1,372       3,405       2,184       2,265         889
Noninterest income .....................       10,073       8,682      11,168       8,840       7,915       6,313
Noninterest expenses ...................       29,433      24,281      21,035      11,413      17,023      13,800
Pre-tax net income .....................        7,170       7,721       8,156       4,879       4,277       3,556
Minority interest in income of
consolidated subsidiary ................           78          --          --          --          --          --
Income tax expense .....................        2,282       2,504       2,695       1,683       1,315       1,160
Net income .............................        4,810       5,217       5,461       3,196       2,962       2,396

Per Common Share Data:
Net income-basic .......................   $     1.06  $     1.23  $     1.31  $     0.77  $     0.74  $     0.71
Net income-diluted .....................         1.04        1.20        1.28        0.76        0.72        0.69
Cash dividends declared ................         0.08        0.08        0.07        0.03          --          --
Dividend payout ratio ..................         7.55%       6.50%       5.34%       3.90%         --%         --%

Balance Sheet:
Total assets ...........................   $1,042,614  $  870,084  $  710,040  $  604,600  $  518,828  $  400,948
Securities .............................      182,365     149,561     128,843      81,654      76,231      56,710
Loans/leases ...........................      756,254     648,351     522,471     449,736     390,594     287,865
Allowance for estimated losses
 on loans/leases .......................        8,884       9,262       8,643       6,879       6,111       4,248
Deposits ...............................      698,504     588,016     511,652     434,748     376,317     302,155
Stockholders' equity:
  Common ...............................       54,467      50,774      41,823      36,587      32,578      23,817

Key Ratios:
Return on average assets ...............         0.51%       0.65%       0.83%       1.13%       0.64%       0.62%
Return on average
common equity ..........................         9.14       11.89       13.93       18.41       10.07       10.95
Net interest margin (TEY) (1) ..........         3.25        3.41        3.55        3.68        3.74        3.38
Efficiency ratio (2) ...................        78.53       72.75       64.53       61.71       72.20       75.64
Nonperforming assets to
total assets ...........................         0.36        1.23        0.70        0.83        0.44        0.44
Allowance for estimated losses on
loans/leases to total loans/leases .....         1.17        1.43        1.65        1.53        1.56        1.48
Net charge-offs to
average loans/leases ...................         0.25        0.13        0.34        0.34        0.12        0.10
Average stockholders' equity to
average assets .........................         5.63        5.49        5.94        6.12        6.38        5.69
Earnings to fixed charges
  Excluding interest on
  Deposits .............................         1.78  x     2.11  x     2.51  x     2.90  x     1.95  x     1.90  x
  Including interest on
  Deposits .............................         1.32        1.56        1.66        1.73        1.32        1.21


     (1) Interest earned and yields on nontaxable investments are determined on a tax equivalent basis using a 34% tax rate.

     (2) Noninterest expenses divided by the sum of net interest income before provision for loan/lease losses and noninterest income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the twelve-month periods ending December 31, 2005, 2004, and 2003, and financial condition at December 31, 2005 and 2004. This discussion should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

Overview

The Company was formed in February 1993 for the purpose of organizing Quad City Bank & Trust. Over the past thirteen years, the Company has grown to include two additional banking subsidiaries and a number of nonbanking subsidiaries, which in aggregate totaled $1.04 billion in consolidated assets as of December 31, 2005.

The Company reported earnings of $4.8 million or $1.06 basic earnings per share for 2005, as compared to $5.2 million or $1.23 basic earnings per share for 2004, and $5.5 million or $1.31 basic earnings per share for 2003. Earnings for 2005 were negatively impacted by anticipated increases in both personnel and facilities costs, as the subsidiary banks opened four new banking locations during the year, and by a related write-off of $332 thousand of tenant improvements at a previously occupied facility. Also during 2005, the Company absorbed the start-up losses experienced by Rockford Bank & Trust, which opened at the beginning of 2005. Earnings for 2004 reflected the Company's issuance of $8.0 million in floating rate and $12.0 million in fixed/floating rate trust preferred securities. In connection with this issuance, the Company redeemed, on June 30, 2004, $12.0 million of trust preferred securities originally issued in 1999. Prior to this redemption, the Company had expensed $747 thousand of unamortized issuance costs associated with the 1999 trust preferred securities in March 2004. The write-off of these costs, combined with the additional interest costs of supporting both the original and the new securities from February through June, resulted in an after-tax reduction to net income during 2004 of $729 thousand, or $0.17 in diluted earnings per share. Earnings for 2003 were positively impacted by the Company's continued merchant credit card processing through September 2003 for an ISO portfolio, which had been sold in October 2002. This ISO processing contributed $864 thousand, or $0.20 in diluted earnings per share, to the Company's net income during 2003.

For 2004, excluding the one-time write-off of the unamortized issuance costs and the additional interest costs incurred for approximately four months, net income would have been $5.9 million, or diluted earnings per share of $1.37, a 9% improvement over earnings for 2003. Although excluding the impact of this event is a non-GAAP measure, management believes that it is important to provide such information due to the non-recurring nature of this expense and to more accurately compare the results of the periods presented.

When compared to 2004, there was solid growth in 2005 in both net interest income and noninterest income for the Company. For 2005, net interest income and noninterest income improved by 11% and 16%, respectively, for a combined increase of $4.1 million when compared to 2004. A decrease in the provision for loan/lease losses of $495 thousand from 2004 to 2005 also contributed positively to net income. The successful resolution of several large credits in the subsidiary banks' loan portfolios, through foreclosure, payoff, or restructuring, resulted in reductions to both provision expense and the level of allowance for loan/lease losses. Merchant credit card fees, net of processing costs and trust department fees also contributed an additional $661 thousand, in aggregate, to the Company's noninterest income. Partially offsetting these revenue contributions for the Company was an increase in noninterest expense of $5.2 million. The primary contributors to the increase in noninterest expense were salaries and employee benefits, which increased $2.8 million from the same period in 2004 and occupancy and equipment expense, which increased $1.0 million with the addition of four new banking locations during the year. Also during 2005, the Company incurred $1.9 million of pretax operating costs associated with the start-up of the new banking operation in Rockford, Illinois.

The Company's results of operations are dependent primarily on net interest income, which is the difference between interest income, principally from loans and investment securities, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to the net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The Company's averag% tax equivalent yield on interest earning assets increased 0.53% for 2005 as compared to 2004. With the same comparison, the average cost of interest-bearing liabilities increased 0.70%, which resulted in a 0.17% decrease in the net interest spread of 3.13% for 2004 to 2.96% for 2005. The significant narrowing of the net interest spread from year to year, in turn depressed net interest margin. For 2005, net interest margin was 3.25% compared to 3.41% for 2004. Management continues to closely monitor and manage net interest margin. From a profitability standpoint, an important challenge for the subsidiary banks is the maintenance of their net interest margins. Management continually addresses this issue with the use of alternative funding sources and pricing strategies.

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

The Company has continued to add facilities and employees to accommodate both our historical growth and anticipated future growth. As such, overhead expenses have had a significant impact on earnings. This trend is likely to continue as the Company and our three banks continue to add the facilities and resources necessary to attract and serve additional customers.

Trust department income continues to be a significant contributor to noninterest income. During 2005, trust department fees totaled $2.8 million. Trust department fees contributed $2.5 million in revenues during 2004. During 2003, trust department fees totaled $2.2 million. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. Assets under administration at December 31, 2005 increased $32.8 million during the year to $811.2 million, resulting primarily from the development of existing relationships and the addition of new trust relationships. Assets under administration at December 31, 2004 were $778.4 million, which was an increase of $104.9 million from December 31, 2003, when assets totaled $673.5 million.

Critical Accounting Policy

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan/lease losses. The Company's allowance for loan/lease loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan/lease loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, governmental guarantees, payment status, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan/lease portfolio, it enhances its methodology accordingly. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for loan/lease losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Financial Condition - Allowance for Loan/Lease Losses." Although management believes the levels of the allowance as of December 31, 2003, 2004, and 2005 were adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Results of Operations

2005 compared with 2004

Overview. Net income for 2005 was $4.8 million as compared to net income of $5.2 million for 2004 for a decrease of $407 thousand or 8%. Basic earnings per share for 2005 were $1.06 as compared to $1.23 for 2004. The decrease in net income was comprised of an increase in net interest income after provision for loan losses of $3.2 million in combination with an increase in aggregate noninterest income of $1.4 million and a decrease in federal and state income taxes of $222 thousand, offset by an increase in noninterest expenses of $5.1 million. Several specific factors contributed to the decline in net income from 2004 to 2005. Primary factors included a $2.8 million, or 21%, increase in salaries and employee benefits, an increase in occupancy and equipment expense of 32%, or $1.0 million, and $1.9 million of pretax operating costs associated with the start-up of the new banking operation in Rockford.

Interest income. Interest income grew from $38.0 million for 2004 to $48.7 million for 2005. The 28% increase in interest income was attributable to greater average outstanding balances in interest-earning assets, principally loans receivable, in combination with an improved aggregate asset yield. The average yield on interest earning assets for 2005 was 5.75% as compared to 5.22% for 2004.

Interest expense. Interest expense increased by $8.0 million, from $13.3 million for 2004 to $21.3 million for 2005. The 60% increase in interest expense was primarily att2ibutable to an aggregate increase in interest rates, in combination with greater average outstanding balances in interest-bearing liabilities. The average cost on interest bearing liabilities was 2.79% for 2005 as compared to 2.09% for 2004.

Provision for loan/lease losses. The provision for loan/lease losses is established based on a number of factors, including the local and national economy and the risk associated with the loans/leases in the portfolio. The Company had an allowance for estimated losses on loans/leases of approximately 1.17% of total gross loans/leases at December 31, 2005, as compared to approximately 1.43% of total gross loans at December 31, 2004, and 1.65% at December 31, 2003. The provision for loan/lease losses declined significantly to $877 thousand for 2005, as compared to $1.4 million for 2004. During both periods, management made monthly provisions for loan/lease losses based upon a number of factors, principally the increase in loans/leases and a detailed analysis of the loan/lease portfolio. During 2005, the successful resolution of several large credits primarily in Quad City Bank & Trust's loan/lease portfolio, through foreclosure, payoff, or restructuring, resulted in reductions to both provision expense and the level of allowance for loan/lease losses. During 2005, the net growth in the loan/lease portfolio generated a provision expense of $889 thousand; however, 44%, or $394 thousand, was offset by adjustments to the allowance for estimated losses on loans/leases based on the write-offs, payoffs, or restructures of several large credits within the portfolio. During 2005, there were transfers totaling $169 thousand of loans to other real estate owned. For 2005, commercial loans/leases had total charge-offs of $1.5 million, of which $926 thousand, or 61%, resulted from two customer relationships at Quad City Bank & Trust, and there were $245 thousand of commercial recoveries. Consumer loan charge-offs and recoveries totaled $359 thousand and $90 thousand, respectively, for 2005. For 2005, credit cards accounted for 49% of the consumer loan, net charge-offs. Real estate loans had $160 thousand of charge-offs and $25 thousand of recovery activity during 2005. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality. The Company continually focuses its efforts at the subsidiary banks to attempt to improve the overall quality of the Company's loan/lease portfolio.

Noninterest income. Noninterest income increased by $1.4 million from $8.7 million for 2004 to $10.1 million for 2005. Noninterest income for both periods, along with other miscellaneous fees, consisted primarily of income from the merchant credit card operation, fees from the trust department, depository service fees, and gains on the sale of residential real estate mortgage loans. Making significant improvements from year to year in the noninterest income category were increases in merchant credit card fees, net of processing costs and trust department fees.

Merchant credit card fees, net of processing costs for 2005 increased by 26% to $1.8 million from $1.4 million for 2004. Through September 2003, Bancard processed ISO-related Visa/Mastercard activity and carried ISO-specific reserves, which provided coverage for the related exposure. In the first and third quarters of 2004, the Company recognized aggregate recoveries of $277 thousand from the reduction of these ISO-specific reserves. For 2004, Bancard's ISO-related income was $327 thousand, and Bancard's core merchant credit card fees, net of processing costs, were $1.1 million, which included the expense of specific provisions of $196 thousand that were made for local merchant chargeback losses. For 2005, Bancard's core merchant credit card fees, net of processing costs, were $1.8 million, which was an improvement of $373 thousand when compared to 2004. Significantly contributing to the 26% increase from year to year were aggregate reversals during 2005 of $134 thousand of specific allocations to the allowance for local merchant chargeback losses, and $118 thousand in recoveries during 2005 of prior period expenses.

In 2005, trust department fees grew to $2.8 million from $2.5 million in 2004. The $288 thousand, or 11%, increase from year to year was primarily a reflection of continued development of existing trust relationships and the addition of new trust customers, as well as an improvement in the market values of securities held in trust accounts, when compared to one year ago. Each of these factors had a resulting impact in the calculation and realization of trust fees. Total trust assets under management were $811.2 million at December 31, 2005 compared to $778.4 million at December 31, 2004.

Deposit service fees decreased $49 thousand, or 3%, remaining at $1.6 million for 2005, as well as for 2004. This decrease was primarily a result of the reduction in collected service fees on commercial noninterest bearing demand deposit accounts at Quad City Bank & Trust due to earnings credit rates which more than doubled during 2005. The year-to-date average balance of consolidated noninterest bearing demand deposits at December 31, 2005 decreased $2.6 million from December 31, 2004. Service charges and NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, were $1.2 million for 2005, which reflected an increase of 9%, or $104 thousand, from $1.1 million for 2004. The slight increase was a result of stagnant volumes of residential real estate loan originations from year to year, and the effect on the subsequent sale of the majority of residential mortgages into the secondary market.

During 2005, earnings on the cash surrender value of life insurance grew $28 thousand, or 4%, to $656 thousand from $628 thousand for 2005. During the first quarter of 2004, the Company made significant investments in bank-owned life insurance ("BOLI") on key executives at the two existing subsidiary banks. Quad City Bank & Trust purchased $8.6 million of BOLI, and Cedar Rapids Bank & Trust made a purchase of $3.6 million of BOLI. During 2005, Rockford Bank & Trust purchased $777 thousand of BOLI.

Investment advisory and management fees increased $182 thousand from $510 thousand for 2004 to $692 thousand for 2005. The 36% increase from year to year was due to the increased volume of investment services provided by representatives of LPL Financial Services at the subsidiary banks, primarily at Quad City Bank & Trust.

For 2005, other noninterest income increased $419 thousand, or 48%, to $1.3 million from $867 thousand for 2004. The increase in 2005 was primarily due to income from affiliated companies. During the first quarter of 2005, one of the Company's affiliated companies, Nobel Electronic Transfer, LLC, completed a large, one-time sales transaction, which contributed $219 thousand to other noninterest income. Income from affiliated companies, earnings on other assets, Visa check card fees, and ATM fees were primary contributors to other noninterest income during 2005.

Noninterest expenses. Noninterest expenses for 2005 were $29.4 million as compared to $24.3 million for 2004 for an increase of $5.2 million, or 21%. For 2005, noninterest expenses for the new charter at Rockford Bank & Trust were $2.4 million. For both 2005 and 2004, the main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees. During the first quarter of 2004, there was also a loss of $747 thousand associated with the redemption of junior subordinated debentures at their earliest call date of June 30, 2004.

The following table sets forth the various categories of noninterest expenses for the years 2005 and 2004.

                                                                    Twelve Months Ended December 31,
                                                                ---------------------------------------
                                                                    2005          2004      % Change
                                                                ---------------------------------------
Salaries and employee benefits ..............................   $16,630,868   $13,773,439      21%
Professional and data processing fees .......................     2,865,064     2,199,984      30%
Advertising and marketing ...................................     1,221,039     1,014,664      20%
Occupancy and equipment expense .............................     4,316,443     3,263,540      32%
Stationery and supplies .....................................       645,985       543,904      19%
Postage and telephone .......................................       842,779       684,964      23%
Bank service charges ........................................       516,537       570,374      (9%)
Insurance ...................................................       594,282       420,080      41%
Loss on disposals/sales of fixed assets .....................       332,283         1,048       NA
Loss on redemption of junior subordinated debentures ........            --       747,490       NA
Other .......................................................     1,467,868     1,061,364      38%
                                                               --------------------------
              Total noninterest expenses ....................   $29,433,148   $24,280,851      21%
                                                               ==========================

For 2005, total salaries and benefits increased to $16.6 million, which was up $2.8 million from the previous year's total of $13.8 million. The increase of 21% was primarily due to the Company's increase in compensation and benefits related to an increase in employees from 243 full time equivalents ("FTEs") to 305 from year-to-year. The staffing of Rockford Bank & Trust created 18 FTEs and 38% of the increase in total salaries and benefits. Occupancy and equipment expense increased $1.0 million, or 32%, from year to year. The increase was a proportionate reflection of the Company's investment in new facilities at the subsidiary banks, in combination with the related costs associated with additional furniture, fixtures and equipment, such as depreciation, maintenance, utilities, and property taxes. In conjunction with Cedar Rapids Bank & Trust's move into their new main office facility, the Company took a one-time $332 thousand write-off of tenant improvements which had been made to the GreatAmerica Building, which had initially served as that subsidiary's main office. Professional and data processing fees experienced a 30% increase from $2.2 million for 2004 to $2.9 million for 2005. The $665 thousand increase was primarily the result of legal and other professional fees related to the organization of Rockford Bank & Trust, consulting fees incurred in conjunction with Sarbanes-Oxley compliance work, and increased legal fees incurred at the subsidiary banks. Other noninterest expense increased $406 thousand to $1.5 million for 2005 from $1.1 million for 2004. The increase was primarily the result of $327 thousand of write-downs on property values of other real estate owned (OREO) at the subsidiary banks, $128 thousand of other expense incurred on OREO property, $442 of other loan expense at the subsidiary banks, and $122 thousand of cardholder program expense at Bancard. For 2005, advertising and marketing expense increased to $1.2 million from $1.0 million for 2004. The $206 thousand increase was predominately due to the addition of Rockford Bank & Trust, in combination with special promotional events at Quad City Bank & Trust and Cedar Rapids Bank & Trust revolving around the openings of their new facilities. As a result of overall growth at the subsidiary banks, in combination with their increased investments in facilities throughout 2005, as well as an increase in the level of directors and officers insurance coverage, insurance expense grew 41% from $420 thousand in 2004 to $594 thousand in 2005.

Income tax expense. The provision for income taxes was $2.3 million for 2005 compared to $2.5 million for 2004, a decrease of $222 thousand or 9%. The decrease was primarily attributable to decreased income before income taxes of $551 thousand or 7% for 2005, in combination with a slight decrease in the Company's effective tax rate for 2005 to 32.2% from 32.4% for 2004.

2004 compared with 2003

Overview. Net income for 2004 was $5.2 million as compared to net income of $5.5 million for 2003 for a decrease of $244 thousand or 4%. Basic earnings per share for 2004 were $1.23 as compared to $1.31 for 2003. The decrease in net income was comprised of an increase in net interest income after provision for loan losses of $5.3 million in combination with a decrease in federal and state income taxes of $191 thousand, totally offset by a decrease in noninterest income of $2.5 million, and an increase in noninterest expenses of $3.2 million. Several specific factors contributed to the decline in net income from 2003 to 2004. Primary factors included a $2.5 million, or 69%, decrease in gains on sale of loans, a $1.1 million, or 8%, increase in salaries and employee benefits, a decrease in merchant credit card fees of 36%, or $786 thousand, and the loss on redemption of junior subordinated debentures of $747 thousand.

Interest income. Interest income grew from $33.4 million for 2003 to $38.0 million for 2004. The 14% increase in interest income was attributable to greater average outstanding balances in interest-earning assets, principally loans receivable, partially offset by a decrease in interest rates. The average yield on interest earning assets for 2004 was 5.22% as compared to 5.50% for 2003.

Interest expense. Interest expense increased by $1.4 million, from $11.9 million for 2003 to $13.3 million for 2004. The 12% increase in interest expense was primarily attributable to greater average outstanding balances in interest-bearing liabilities, which was partially offset by a reduction in interest rates. The average cost on interest bearing liabilities was 2.09% for 2004 as compared to 2.35% for 2003.

Provision for loan losses. The provision for loan losses is established based on a number of factors, including the local and national economy and the risk associated with the loans in the portfolio. The Company had an allowance for estimated losses on loans of approximately 1.43% of total gross loans at December 31, 2004, as compared to approximately 1.65% at December 31, 2003, 1.53% at December 31, 2002, and 1.56% at June 30, 2002. The provision for loan losses declined significantly to $1.4 million for 2004, as compared to $3.4 million for 2003. During both periods, management made monthly provisions for loan losses based upon a number of factors, principally the increase in loans and a detailed analysis of the loan portfolio. During 2004, the successful resolution of several large credits in Quad City Bank & Trust's loan portfolio, through foreclosure, payoff, or restructuring, resulted in reductions to both provision expense and the level of allowance for loan losses. During 2004, the net growth in the loan portfolio actually generated provision expense of $1.8 million, however 24%, or $426 thousand, was offset by adjustments to the allowance for estimated losses on loans based on the write-offs, payoffs, or restructures of several large credits within the portfolio. During 2004, there were transfers totaling $1.9 million of loans to other real estate owned. For 2004, commercial loans had total charge-offs of $624 thousand, of which $419 thousand resulted from two customer relationships at Quad City Bank & Trust, and there were $137 thousand of commercial recoveries. Consumer loan charge-offs and recoveries totaled $292 thousand and $75 thousand, respectively, for 2004. For 2004, credit cards accounted for $93 thousand of the consumer loan charge-offs. Real estate loans had $49 thousand of charge-offs and no recovery activity during 2004. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality. The Company continually focuses its efforts at the subsidiary banks to attempt to improve the overall quality of the Company's loan portfolio.

Noninterest income. Noninterest income decreased by $2.5 million from $11.2 million for 2003 to $8.7 million for 2004. Noninterest income for both periods, along with other miscellaneous fees, consisted primarily of income from the merchant credit card operation, fees from the trust department, depository service fees, and gains on the sale of residential real estate mortgage loans. Making significant improvements from year to year in the noninterest income category were increases in earnings on cash surrender value of life insurance and trust department fees.

Merchant credit card fees, net of processing costs, for 2004 decreased by 36% to $1.4 million from $2.2 million for 2003. In October 2002, the Company sold Bancard's ISO related merchant credit card operations to iPayment, Inc., and Bancard's core business focus was shifted to processing for its agent banks, cardholders, and local merchants. Through September 2003, Bancard continued to process ISO related transactions for iPayment, Inc. for a fixed monthly service fee, which increased as the temporary processing period was extended. For 2003, net fixed monthly service fees collected from iPayment totaled $991 thousand, and Bancard's core merchant credit card fees, net of processing costs were $1.3 million. In September 2003, the transfer of the ISO related Visa/Mastercard processing activity to iPayment, Inc. was completed and significantly reduced Bancard's exposure to risk of credit card loss that the ISO activity carried with it. Bancard had established and carried ISO-specific reserves, which provided coverage for this exposure. In March 2004, the Company recognized a recovery of $144 thousand from a reduction in these ISO-specific reserves. In September 2004, the Company also recognized a recovery of $133 thousand from the elimination of the remaining balance in the ISO-specific reserves. Less these recoveries and an additional $50 thousand of service fees collected from iPayment, Bancard's core merchant credit card fees, net of processing costs were $1.1 million for 2004, or a decrease of 15% from the previous year. The $195 thousand decrease in core merchant credit card fees, net of processing costs from year to year was primarily due to provisions for merchant chargeback losses of $226 thousand made during 2004, which were the result of two merchant situations involving fraudulent activity.

In 2004, trust department fees grew to $2.5 million from $2.2 million in 2003. The $288 thousand, or 13%, increase from year to year was primarily a reflection of continued development of existing trust relationships and the addition of new trust customers, as well as an improvement in the market values of securities held in trust accounts, when compared to one year ago. Each of these factors had a resulting impact in the calculation and realization of trust fees. Total trust assets under management were $778.4 million at December 31, 2004 compared to $673.5 million at December 31, 2003.

Deposit service fees increased $127 thousand, or 8%, to $1.6 million from $1.5 million for 2004 and for 2003, respectively. This increase was primarily a result of the growth in service fees collected on the noninterest bearing demand deposit accounts of downstream correspondent banks of Quad City Bank & Trust, in combination with the growth in service fees collected on demand accounts at Cedar Rapids Bank & Trust. Service charges and NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts were the main components of deposit service fees.

Gains on sales of loans, net, were $1.1 million for 2004, which reflected a decrease of 69%, or $2.6 million, from $3.7 million for 2003. The decrease resulted from the steep decline in mortgage refinances, which was experienced throughout 2004, and its effect on the subsequent sale of the majority of residential mortgages into the secondary market. Management anticipates that the level of gains on sales of loans, net, will continue to be reduced significantly from those experienced throughout much of 2003.

During 2004, earnings on the cash surrender value of life insurance grew $421 thousand, or 203%, to $628 thousand from $207 thousand for 2003. During the first quarter of 2004, the Company made significant investments in bank-owned life insurance ("BOLI") on key executives at the two existing subsidiary banks. Quad City Bank & Trust purchased $8.6 million of BOLI, and Cedar Rapids Bank & Trust made a purchase of $3.6 million of BOLI.

Investment advisory and management fees increased $169 thousand from $341 thousand for 2003 to $510 thousand for 2004. The 50% increase from year to year was due to the increased volume of investment services provided by representatives of LPL Financial Services at the subsidiary banks, primarily at Cedar Rapids Bank & Trust.

For 2004, other noninterest income decreased $142 thousand, or 14%, to $$867 thousand from $1.0 million for 2003. The decrease, in 2004, was primarily due to a combination of decreased income from non-consolidated subsidiaries of the Company and from a gain realized during 2003 on the sale of foreclosed property at Quad City Bank & Trust.

Noninterest expenses. For both 2004 and 2003, the main components of noninterest expenses were primarily salaries and benefits, occupancy and equipment expenses, and professional and data processing fees. Noninterest expenses for 2004 were $24.3 million as compared to $21.0 million for 2003 for an increase of $3.2 million, or 15%.

The following table sets forth the various categories of noninterest expenses for the years 2004 and 2003.

                                                                           Twelve Months Ended December 31,
                                                                    -------------------------------------------
                                                                         2004             2003       % Change
                                                                    -------------------------------------------
Salaries and employee benefits ..................................   $ 13,773,439   $ 12,710,505          8%
Professional and data processing fees ...........................      2,199,984      1,962,243         12%
Advertising and marketing .......................................      1,014,664        786,054         29%
Occupancy and equipment expense .................................      3,263,540      2,640,602         24%
Stationery and supplies .........................................        543,904        460,421         18%
Postage and telephone ...........................................        684,964        632,354          8%
Bank service charges ............................................        570,374        454,367         26%
Insurance .......................................................        420,080        444,947         (6%)
Loss on disposals/sales of fixed assets .........................          1,048         50,446        (98%)
Loss on redemption of junior subordinated debentures ............        747,490             --          NA
Other ...........................................................      1,061,364        893,313         19%
                                                                    ---------------------------
              Total noninterest expenses ........................   $ 24,280,851   $ 21,035,252         15%
                                                                    ===========================

For 2004, total salaries and benefits, the largest component of noninterest expenses, increased to $13.8 million or $1.1 million over the $12.7 million for 2003. The 8% increase was primarily due to the Company's increase in employees from 213 full time equivalents to 243 from year-to-year, in combination with decreased expenses for both real estate loan officer commissions and for tax benefit rights and stock appreciation rights. The growth in personnel during 2004 mirrored a combination of Quad City Bank & Trust's expansion into the Rockford market and the strong growth occurring at Cedar Rapids Bank & Trust. 2004 reflected a $747 thousand loss on the redemption of the trust preferred securities issued in 1999 at their earliest call date of June 30, 2004. Occupancy and equipment expense increased $623 thousand, or 24%. The increase was a proportionate reflection of the additional furniture, fixtures and equipment and leasehold improvements at the subsidiary banks. Professional and data processing fees increased $238 thousand, or 12%, when comparing 2004 to 2003. The increase was primarily attributable to a combination of additional legal, director, and other professional fees incurred by the subsidiary banks and by the parent company. Advertising and marketing expense grew $229 thousand from $786 thousand to $1.0 million, respectively. The 29% increase was a result of the growth at the subsidiary banks along with special events and marketing materials showcasing the ten year anniversary of Quad City Bank & Trust, which occurred in the first quarter of 2004. Bank service charges increased $116 thousand, stationary and supplies expense grew $83 thousand, and postage and phone expense increased $53 thousand. All of these increases were proportionate reflections of the Company's growth during the year.

Income tax expense. The provision for income taxes was $2.5 million for 2004 compared to $2.7 million for 2003, a decrease of $191 thousand or 7%. The decrease was primarily attributable to decreased income before income taxes of $435 thousand or 5% for 2004, in combination with a slight decrease in the Company's effective tax rate for 2004 to 32.4% from 33.0% for 2003.

Financial Condition

Total assets of the Company increased by $172.5 million, or 20%, to $1.04 billion at December 31, 2005 from $870.1 million at December 31, 2004. Total assets of the Company increased by $160.0 million, or 23%, to $870.1 million at December 31, 2004 from $710.0 million at December 31, 2003. The growth over these years primarily resulted from an increase in the loan portfolio funded by deposits received from customers and by proceeds from Federal Home Loan Bank advances.

Cash and Cash Equivalent Assets. Cash and due from banks increased by $17.6 million, or 82%, to $39.0 million at December 31, 2005 from $21.4 million at December 31, 2004. Cash and due from banks decreased by $3.0 million, or 13%, to $21.4 million at December 31, 2004 from $24.4 million at December 31, 2003. Cash and due from banks represented both cash maintained at the subsidiary banks, as well as funds that the Company and its subsidiaries had deposited in other banks in the form of noninterest-bearing demand deposits. At December 31, 2005 and December 31, 2004, cash maintained at the subsidiary banks totaled $15.4 million and $9.0 million. At December 31, 2005 and December 31, 2004, funds maintained as noninterest-bearing deposits at other banks totaled $23.5 million and $12.3 million.

Federal funds sold are inter-bank funds with daily liquidity. Federal funds sold increased by $1.6 million to $4.5 million at December 31, 2005 from $2.9 million at December 31, 2004. Federal funds sold decreased by $1.1 million to $2.9 million at December 31, 2004 from $4.0 million at December 31, 2003. Fluctuations are attributed to a combination of both varying demands for Federal funds purchases by Quad City Bank & Trust's downstream correspondent banks and to varying levels of liquidity at the Company's subsidiary banks.

Interest-bearing deposits at financial institutions decreased by $2.6 million, or 67%, to $1.3 million at December 31, 2005 from $3.9 million at December 31, 2004. Included in interest-bearing deposits at financial institutions are demand accounts, money market accounts, and certificates of deposit. The decrease was the result of decreases in money market accounts of $1.8 million and maturities of certificates of deposit totaling $822 thousand. Interest-bearing deposits at financial institutions decreased by $6.5 million, or 63%, to $3.9 million at December 31, 2004 from $10.4 million at December 31, 2003. The decrease was the result of decreases in money market accounts of $3.4 million and maturities of certificates of deposit totaling $3.1 million. As a result of the interest rate environment, during 2005 and 2004, the subsidiary banks reduced their deposits in other banks in the form of certificates of deposit, increased their utilization of Federal funds sold, gained liquidity and sacrificed modest yield.

Investments. Securities increased by $32.8 million, or 22%, to $182.4 million at December 31, 2005 from $149.6 million at December 31, 2004. The net increase was the result of a number of transactions in the securities portfolio. The Company purchased additional securities, classified as available for sale, in the amount of $82.3 million. This increase was partially offset by paydowns of $1.2 million that were received on mortgage-backed securities, proceeds from calls and maturities of $45.8 million, the amortization of premiums, net of the accretion of discounts, of $525 thousand, and a decrease in unrealized gains on securities available for sale, before applicable income tax of $2.0 million.

Securities increased by $20.7 million, or 16%, to $149.6 million at December 31, 2004 from $128.8 million at December 31, 2003. The net increase was the result of a number of transactions in the securities portfolio. The Company purchased additional securities, classified as available for sale, in the amount of $86.7 million. This increase was partially offset by paydowns of $1.8 million that were received on mortgage-backed securities, proceeds from calls and maturities of $53.0 million, proceeds from sales of $8.4 million, net losses of $45 thousand, the amortization of premiums, net of the accretion of discounts, of $983 thousand, and a decrease in unrealized gains on securities available for sale, before applicable income tax of $1.8 million.

Certain investment securities at Quad City Bank & Trust were purchased with the intent to hold the securities until they mature. These held to maturity securities, comprised of municipal securities and other bonds, were recorded at amortized cost at December 31, 2005, 2004, and 2003. The balance at December 31, 2005 was $150 thousand, which was an increase of $50 thousand from the balance of $100 thousand at December 31, 2004. The balance at December 31, 2004 was $100 thousand, which was a decrease of $300 thousand from the balance of $400 thousand at December 31, 2003. Market values at December 31, 2005, 2004, and 2003 were $155, $108 thousand, and $417 thousand, respectively.

All of the Company's, Cedar Rapids Bank & Trust's and Rockford Bank & Trust's securities, and a majority of Quad City Bank & Trust's securities are placed in the available for sale category as the securities may be liquidated to provide cash for operating, investing or financing purposes. These securities were reported at fair value and increased by $32.8 million, or 22%, to $182.2 million at December 31, 2005, from $149.5 million at December 31, 2004. These securities were reported at fair value and increased by $21.0 million, or 16%, to $149.5 million at December 31, 2004, from $128.4 million at December 31, 2003. The amortized cost of such securities at December 31, 2005, 2004, and 2003 was $183.1, $148.4, and $125.6 million.

As of December 31, 2005, there existed no security in the investment portfolio (other than U.S. Government and U.S. Government agency securities) that exceeded 10% of stockholders' equity at that date.

Loans/leases. Total gross loans/leases receivable increased by $107.9 million, or 17%, to $756.3 million at December 31, 2005 from $648.4 million at December 31, 2004. The increase was the result of the origination or purchase of $716.9 million of commercial business, consumer and real estate loans/leases, less loans transferred to other real estate owned (OREO) of $169 thousand, loan/lease charge-offs, net of recoveries, of $1.7 million and loan/lease repayments or sales of loans of $607.4 million. Included in purchases, was the acquisition on August 26, 2005 of M2 Lease Fund's lease portfolio of $32.0 million. During 2005, Quad City Bank & Trust contributed $370.5 million, or 52%, Cedar Rapids Bank & Trust contributed $271.3 million, or 38%, Rockford Bank & Trust contributed $35.7 million, or 5%, and M2 Lease Funds contributed $39.3, or 5%, of the Company's loan/lease originations or purchases. As of December 31, 2005, Quad City Bank & Trust's legal lending limit was approximately $9.4 million, Cedar Rapids Bank & Trust's legal lending limit was approximately $3.5 million, and Rockford Bank & Trust's legal lending limit was approximately $2.3 million.

Total gross loans receivable increased by $125.9 million, or 24%, to $648.4 million at December 31, 2004 from $522.5 million at December 31, 2003. The increase was the result of the origination or purchase of $568.7 million of commercial business, consumer and real estate loans, less loans transferred to other real estate owned (OREO) of $1.9 million, loan charge-offs, net of recoveries, of $753 thousand and loan repayments or sales of loans of $440.2 million. During 2004, Quad City Bank & Trust contributed $347.8 million, or 61%, and Cedar Rapids Bank & Trust contributed $220.9 million, or 39% of the Company's loan originations or purchases. During 2004, the Company established new customer relationships in Wisconsin, and at December 31, 2004, held gross loans of $11.6 million from these relationships. As expected, many of these loans were sold to a Wisconsin bank during 2005 with a balance remaining at December 31, 2005 of $5.8 million. As of December 31, 2004, Quad City Bank & Trust's legal lending limit was approximately $8.2 million and Cedar Rapids Bank & Trust's legal lending limit was approximately $3.1 million.

Allowance for Loan/Lease Losses. The allowance for estimated losses on loans/leases was $8.9 million at December 31, 2005 compared to $9.3 million at December 31, 2004, for a decrease of $378 thousand, or 4%. The allowance for estimated losses on loans/leases was $9.3 million at December 31, 2004 compared to $8.6 million at December 31, 2003, for an increase of $619 thousand, or 7%. During 2005, the increased level of allowance required, as a result of net growth in the loan/lease portfolio, was more than offset by negative adjustments to the allowance based on the write-offs, payoffs, or restructures of several large credits within the portfolio. The adequacy of the allowance for estimated losses on loans/leases was determined by management based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions and other factors that, in management's judgment, deserved evaluation in estimating loan/lease losses. To ensure that an adequate allowance was maintained, provisions were made based on the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly utilizing the percentage allocation method with specific detailed reviews completed on all credits risk-rated less than "fair quality" and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans/leases was monitored by the credit administration staff, and reported to management and the board of directors.

Net charge-offs for the years ended December 31, 2005, 2004, and 2003, were $1.7 million, $753 thousand, and $1.6 million, respectively. One measure of the adequacy of the allowance for estimated losses on loans/leases is the ratio of the allowance to the total loan/lease portfolio. Provisions were made monthly to ensure that an adequate level was maintained. The allowance for estimated losses on loans/leases as a percentage of total gross loans/leases was 1.17% at December 31, 2005, 1.43% at December 31, 2004, and 1.65% at December 31, 2003.

Although management believes that the allowance for estimated losses on loans/leases at December 31, 2005 was at a level adequate to absorb probable losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company is focusing efforts at its subsidiary banks in an attempt to improve the overall quality of the Company's loan/lease portfolio. Future events could at any time adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision.

Nonperforming Assets. The policy of the Company is to place a loan/lease on nonaccrual status if: (a) payment in full of interest or principal is not expected or (b) principal or interest has been in default for a period of 90 days or more unless the obligation is both in the process of collection and well secured. Well secured is defined as collateral with sufficient market value to repay principal and all accrued interest. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including judgment enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to current status.

Nonaccrual loans/leases were $2.6 million at December 31, 2005 compared to $7.6 million at December 31, 2004, for a decrease of $5.0 million, or 66%. The decrease in nonaccrual loans/leases was comprised of decreases in commercial loans of $4.9 million and real estate loans of $205 thousand, and an increase in consumer loans of $69 thousand. Nonaccrual commercial loans totaled $1.7 million, of which $1.5 million was due to three large lending relationships at Quad City Bank & Trust. Nonaccrual loans at December 31, 2005 represented 0.3% of the Company's held for investment loan portfolio. All of the Company's nonaccrual loans were located in the loan portfolio at Quad City Bank & Trust. None of the loans in the loan portfolios at Cedar Rapids Bank & Trust or Rockford Bank & Trust were in nonaccrual status at December 31, 2005.

Nonaccrual loans/leases were $7.6 million at December 31, 2004 compared to $4.2 million at December 31, 2003, for an increase of $3.4 million, or 81%. The increase in nonaccrual loans was comprised of increases in commercial loans of $2.8 million, real estate loans of $359 thousand, and consumer loans of $221 thousand. Nonaccrual commercial loans totaled $6.6 million, of which $6.4 million was due to four large lending relationships at Quad City Bank & Trust. Nonaccrual loans at December 31, 2004 represented 1.2% of the Company's held for investment loan portfolio. All of the Company's nonperforming loans were located in the loan portfolio at Quad City Bank & Trust. None of the loans in the loan portfolio at Cedar Rapids Bank & Trust were in nonaccrual status at December 31, 2004.

As of December 31, 2005, 2004, and 2003, past due loans of 30 days or more amounted to $8.7 million, $10.2 million, and $6.9 million, respectively. Past due loans as a percentage of gross loans receivable were 1.2% at December 31, 2005, 1.6 % at December 31, 2004, and 1.3% at December 31, 2003.

During 2005, the Company transferred $169 thousand from the loan portfolio into other real estate owned. At December 31, 2005, $545 thousand of other real estate was held at Quad City Bank & Trust. No assets were held in other real estate owned at Cedar Rapids Bank & Trust or Rockford Bank & Trust at December 31, 2005. During 2004, the Company transferred $1.9 million from the loan portfolio into other real estate owned. At December 31, 2004, $1.4 million was held at Quad City Bank & Trust and $506 thousand was held at Cedar Rapids Bank & Trust. At December 31, 2003, the Company held no assets in other real estate owned.

Other Assets. Premises and equipment increased by $7.5 million, or 42%, to $25.6 million at December 31, 2005 from $18.1 million at December 31, 2004. During the year, there were purchases of additional land, furniture, fixtures and equipment and leasehold improvements of $9.8 million, which were partially offset by both depreciation expense of $2.0 million and a one-time $332 thousand write-off of Cedar Rapids Bank & Trust tenant improvements made to the Great America Building, which had initially served as that subsidiary's main office, but was vacated during the year.

In September 2003, the Company announced plans for a fifth Quad City Bank & Trust banking facility, to be located in west Davenport at Five Points. Costs incurred during 2005 were $1.2 million, and total costs were approximately $3.6 million, when the facility was completed and began operations in March 2005. In February 2004, Cedar Rapids Bank & Trust announced plans to build a facility in downtown Cedar Rapids. The Bank's main office was relocated to this site in July 2005. Costs for this facility during 2005 were $4.0 million, and total costs for this project were $6.7 million. Cedar Rapids Bank & Trust also completed construction of a branch office located on Council Street, which opened for business in June 2005. The Company has incurred costs for this project of $1.7 million during 2005 and $2.4 million in total. During 2005, costs associated with the establishment of the full-service banking facility in leased space in downtown Rockford, which opened as the Company's third bank subsidiary on January 3, 2005, were $259 thousand, and total costs were $472 thousand. In the third quarter of 2005, Rockford Bank & Trust moved forward with plans for a second banking location on Guilford Road at Alpine Road in Rockford. A temporary modular facility opened in December 2005. The Company plans to construct a 20,000 square foot building projected for completion in October 2006. During 2005, $1.5 million of costs were incurred on this project.

Premises and equipment increased by $6.1 million, or 50%, to $18.1 million at December 31, 2004 from $12.0 million at December 31, 2003. This increase resulted primarily from a combination of construction costs of $1.9 million for Quad City Bank & Trust's fifth facility, $2.6 million for Cedar Rapids Bank & Trust's new main facility, and $664 thousand for Cedar Rapids Bank & Trust's first branch facility. Additionally, there were Company purchases of additional furniture, fixtures and equipment offset by depreciation expense. Additional information regarding the composition of this account and related accumulated depreciation is described in Note 5 to the consolidated financial statements.

On August 26, 2005, Quad City Bank & Trust acquired 80% of the membership units of M2 Lease Funds. The purchase price of $5.0 million resulted in $3.2 million in goodwill. In accordance with the provisions of FAS statement 142, goodwill is not being amortized, but will be evaluated annually for impairment.

Accrued interest receivable on loans, securities, and interest-bearing deposits at financial institutions increased by $777 thousand, or 19%, to $4.8 million at December 31, 2005 from $4.1 million at December 31, 2004. Accrued interest receivable on loans, securities, and interest-bearing deposits at financial institutions increased by $427 thousand, or 13%, to $4.1 million at December 31, 2004 from $3.6 million at December 31, 2003. Increases were due to a combination of greater average outstanding balances in interest-bearing assets, as well as increased average yields on interest-bearing assets.

Bank-owned life insurance ("BOLI") increased by $1.5 million from $15.9 million at December 31, 2004 to $17.4 million at December 31, 2005. BOLI increased by $12.8 million from $3.1 million at December 31, 2003 to $15.9 million at December 31, 2004. Banks may generally buy BOLI as a financing or cost recovery vehicle for pre-and post-retirement employee benefits. During 2004, the subsidiary banks purchased $8.0 million of BOLI to finance the expenses associated with the establishment of supplemental retirement benefits plans ("SERPs") for the executive officers. Additionally in 2004, the subsidiary banks purchased BOLI totaling $4.2 million on the lives of a number of senior management personnel for the purpose of funding the expenses of new deferred compensation arrangements for senior officers. During the first quarter of 2005, Rockford Bank & Trust purchased $777 thousand of BOLI. These purchases combined with existing BOLI, resulted in each subsidiary bank holding investments in BOLI policies near the regulatory maximum of 25% of capital. As the owners and beneficiaries of these holdings, the banks monitor the associated risks, including diversification, lending-limit, concentration, interest rate risk, credit risk, and liquidity. Quarterly financial information on the insurance carriers is provided to the Company by its compensation consulting firm. Benefit expense associated with both the supplemental retirement benefits and deferred compensation arrangements was $176 thousand and $125 thousand, respectively, for 2005. Earnings on BOLI totaled $656 thousand for 2005. Benefit expense associated with the supplemental retirement benefits and deferred compensation arrangements was $134 thousand and $107 thousand, respectively, for 2004. Earnings on BOLI totaled $628 thousand for 2004.

Other assets increased by $1.9 million, or 13%, to $17.1 million at December 31, 2005 from $15.2 million at December 31, 2004. The largest components of other assets at December 31, 2005 were $8.8 million in Federal Reserve Bank and Federal Home Loan Bank stocks, $3.7 million in deferred tax assets, $1.7 million in various prepaid expenses, $1.1 million in net equity in unconsolidated subsidiaries and $545 thousand in net other real estate owned (OREO). Other assets increased by $5.5 million, or 56%, to $15.2 million at December 31, 2004 from $9.7 million at December 31, 2003. The largest components of other assets at December 31, 2004 were $5.9 million in Federal Reserve Bank and Federal Home Loan Bank stocks, $2.8 million in deferred tax assets, $2.0 million in various prepaid expenses, $1.9 million in net other real estate owned (OREO) and $939 thousand in net equity in unconsolidated subsidiaries. At both December 31, 2005 and 2004, other assets also included accrued trust department fees, and other miscellaneous receivables.

Deposits. Deposits increased by $110.5 million, or 19% , to $698.5 million at December 31, 2005 from $588.0 million at December 31, 2004. The increase resulted from a $95.9 million net increase in non-interest bearing, NOW, money market and savings accounts combined with a $14.6 million net increase in interest-bearing certificates of deposit. The subsidiary banks experienced a net increase in brokered certificates of deposit of $7.2 million during 2005.

Deposits increased by $76.4 million, or 15%, to $588.0 million at December 31, 2004 from $511.7 million at December 31, 2003. The increase resulted from a $21.1 million net decrease in non-interest bearing, NOW, money market and savings accounts offset by a $97.5 million net increase in interest-bearing certificates of deposit. As anticipated for several quarters, the merchant credit card processing for the independent sales organization ("ISO") portfolio, which was sold to iPayment, Inc. in October 2001, was transferred to another processor on February 1, 2004. Funds related to this transfer accounted for $16.5 million of the decrease in non-interest bearing deposits from December 31, 2003 to December 31, 2004. The subsidiary banks also issued brokered certificates of deposit totaling $28.8 million during 2004. During 2004, the Company established new customer relationships in Wisconsin, and at December 31, 2004, held total deposits of $2.9 million for these customers. During 2005, approximately $2.4 million of these deposits were sold at book value to a de novo Wisconsin bank.

Short-term Borrowings. Short-term borrowings increased by $2.7 million, or 3%, from $104.8 million as of December 31, 2004 to $107.5 million as of December 31, 2005. Short-term borrowings increased by $53.2 million, or 103%, from $51.6 million as of December 31, 2003 to $104.8 million as of December 31, 2004. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. As a result of the significant growth in assets during 2004, primarily the loan portfolio and securities available for sale, and the smaller increase in deposits, the subsidiary banks utilized additional short-term borrowings. Short-term borrowings were comprised of customer repurchase agreements of $54.7 million, $47.6 million, and $34.7 million at December 31, 2005, 2004, and 2003, respectively, as well as federal funds purchased from correspondent banks of $52.8 million at December 31, 2005, $57.2 million at December 31, 2004, and $16.9 million at December 31, 2003.

FHLB Advances and Other Borrowings. FHLB advances increased $38.0 million, or 41%, from $92.0 million as of December 31, 2004 to $130.0 million as of December 31, 2005. FHLB advances increased $15.8 million, or 21%, from $76.2 million as of December 31, 2003 to $92.0 million as of December 31, 2004. As of December 31, 2005, the subsidiary banks held $7.3 million of FHLB stock in aggregate. As a result of their memberships in the FHLB of Des Moines and Chicago, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. The subsidiary banks utilized FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provided a less costly source of funds than customer deposits.

Other borrowings increased to $10.8 million at December 31, 2005 for an increase of $4.8 million, or 79%, from December 31, 2004. In January 2005, the Company drew an additional $5.0 million advance as partial funding for the initial capitalization of Rockford Bank & Trust. In May 2005, with proceeds from the issuance of trust preferred securities, the Company made a payment to reduce the balance on the line of credit by $5.0 million. As part of the acquisition of M2 Lease Funds in August 2005, the Company acquired $289 thousand of nonrecourse loans. In September 2005, the Company drew an advance of $4.0 million to provide $2.5 million of additional capital to Quad City Bank & Trust and $1.5 million of additional capital to Cedar Rapids Bank & Trust for capital maintenance purposes at each of the subsidiaries. In December 2005, the Company drew an additional $500 thousand for general corporate purposes.

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

Junior subordinated debentures increased $5.2 million, or 25%, from $20.6 million at December 31, 2004 to $25.8 million at December 31, 2005. On May 5, 2005, the Company issued $5,000,000 of floating rate capital securities through a newly formed subsidiary, QCR Holdings Statutory Trust IV ("Trust IV"). Trust IV is a 100% owned non-consolidated subsidiary of the Company. Trust IV used the proceeds from the sale of the trust preferred securities, along with the funds from its equity, to purchase junior subordinated debentures of the Company in the amount of $5.2 million.

Junior subordinated debentures increased $8.6 million, or 72%, from $12.0 million at December 31, 2003 to $20.6 million at December 31, 2004. In June 1999, the Company issued 1,200,000 shares of trust preferred securities through a newly formed subsidiary, Trust I. These securities were $12.0 million at December 31, 2003 and 2002. The Company redeemed these securities on June 30, 2004. In February 2004, the Company formed two new subsidiaries and issued, in a private transaction, $12.0 million of fixed/floating rate trust preferred securities and $8.0 million of floating rate trust preferred securities of QCR Holdings Statutory Trust II ("Trust II") and QCR Holdings Statutory Trust III ("Trust III"), respectively. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $8.2 million and $12.4 million, respectively.

Other liabilities increased by $7.1 million, or 90%, to $15.0 million as of December 31, 2005 from $7.9 million as of December 31, 2004. The increase was primarily due to $3.6 million in accounts payable leases that was a portion of the acquisition of M2 Lease Funds. In the normal course of business, M2 Lease Funds often makes arrangements with vendors to pay for asset purchases in installments over periods of time, primarily less than one year. Other liabilities increased by $1.2 million, or 17%, to $7.9 million as of December 31, 2004 from $6.7 million as of December 31, 2003. The increase was primarily due to the increased balances in SERP and deferred compensation liabilities at the subsidiary banks. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At both December 31, 2005 and December 31, 2004, the largest single component of other liabilities was accrued expenses of $4.5 million and $3.4 million, respectively.

Stockholders' Equity. Common stock of $4.5 million as of December 31, 2004 increased by $34 thousand, or 1%, to remain at $4.5 million at December 31, 2005. The slight increase was the result of stock issued from the net exercise of stock options and stock purchased under the employee stock purchase plan. Common stock of $2.9 million as of December 31, 2003 increased by $1.6 million, or 57%, to $4.5 million at December 31, 2004. The increase was the net result of a private placement offering during the fourth quarter of 2004, which issued an additional 250,506 common shares, a three-for-two common stock split, which was paid in the form of a stock dividend on May 28, 2004, stock issued from the net exercise of stock options, stock purchased under the employee stock purchase plan, and the retirement of treasury shares.

Additional paid-in capital increased to $20.8 million as of December 31, 2005 from $20.3 million at December 31, 2004. The increase of $447 thousand, or 2%, resulted primarily from proceeds received in excess of the $1.00 per share par value for the 34,494 net shares of common stock issued as the result of the exercise of stock options and purchases of stock under the employee stock purchase plan. Additional paid-in capital increased to $20.3 million as of December 31, 2004 from $17.1 million at December 31, 2003. The increase of $3.2 million, or 19%, resulted primarily from proceeds received in excess of the $1.00 per share par value for the shares of common stock issued as the result of a private placement offering, the exercise of stock options and purchases of stock under the employee stock purchase plan, partially offset by the three-for-two stock split and the retirement of treasury shares.

Retained earnings increased by $4.4 million, or 18%, to $29.7 million at December 31, 2005 from $25.3 million at December 31, 2004. The increase reflected net income for the year reduced by the $362 thousand in dividends declared during 2005. On April 28, 2005, the board of directors declared a cash dividend of $0.04 payable on July 6, 2005, to stockholders of record on June 15, 2005. On October 27, 2005, the board of directors declared a cash dividend of $0.04 per share payable on January 6, 2006, to stockholders of record on December 23, 2005. Retained earnings increased by $4.4 million, or 21%, to $25.3 million at December 31, 2004 from $20.9 million at December 31, 2003. The increase reflected net income for the fiscal year reduced by a combination of the $349 thousand in dividends declared during 2004, the retirement of treasury shares, and the payout of fractional shares in conjunction with the stock split. A cash dividend of $0.04 was paid in July 2004. On October 29, 2004, the board of directors declared a cash dividend of $0.04 per share payable on January 7, 2005, to stockholders of record on December 24, 2004.

Accumulated other comprehensive loss was $567 thousand as of December 31, 2005, as compared to $669 thousand of accumulated other comprehensive income as of December 31, 2004. The turnaround from comprehensive income to loss was attributable to the decrease during the period in the fair value of the securities identified as available for sale, primarily as a result of the steady climb in market interest rates. Accumulated other comprehensive income was $669 thousand as of December 31, 2004 as compared to $1.8 million as of December 31, 2003. The decrease was attributable to the decrease during the period in the fair value of the securities identified as available for sale, primarily as a result of increasing market interest rates.

Liquidity and Capital Resources

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $44.7 million at December 31, 2005, $28.1 million at December 31, 2004, and $38.9 million at December 31, 2003. The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.

The liquidity of the Company is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, comprised predominately of net income and proceeds on the sale of loans, was $10.8 million for 2005 compared to $7.4 million for 2004. Net cash provided by operating activities, comprised predominately of net income and proceeds on the sale of loans, was $7.4 million for 2004 compared to net cash provided by operating activities, primarily net income and proceeds on the sale of loans, of $30.2 million for 2003. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $129.0 million for 2005 and $165.1 million for 2004. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $165.1 million for 2004 and $132.5 million for 2003, comprised predominately of loan originations and the purchase of securities. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from Federal Home Loan Bank advances, was $135.7 million for 2005 compared to $154.6 million, comprised predominately of growth in deposits and proceeds from short-term borrowings, for 2004. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from short-term borrowings, was $154.6 million for 2004 compared to $101.8 million, comprised predominately of growth in deposits and proceeds from short-term borrowings for 2003.

At December 31, 2005, the subsidiary banks had fourteen lines of credit totaling $104.5 million, of which $13.0 million was secured and $91.5 million was unsecured. At December 31, 2005, Quad City Bank & Trust had drawn $19.5 million of their available balance of $83.0 million. As of December 31, 2005, the Company had two unsecured revolving credit notes totaling $15.0 million in aggregate. The Company had a 364-day revolving note, which matures December 21, 2006, for $10.0 million and had a balance outstanding of $5.5 million as of December 31, 2005. The Company also had a 3-year revolving note, which matures December 30, 2007, for $5.0 million and carried a balance of $5.0 million as of December 31, 2005. On January 3, 2005, the 3-year note was fully drawn as partial funding for the capitalization of Rockford Bank & Trust. For both notes, interest is payable monthly at the Federal Funds rate plus 1% per annum, as defined in the credit agreements. As of December 31, 2005, the interest rate on both notes was 5.19%.

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

On February 18, 2004, the Company issued $12.0 million of fixed/floating rate capital securities and $8.0 million of floating rate capital securities of Trust II and Trust III, respectively. The securities issued by Trust II and Trust III mature in 30 years. The fixed/floating rate capital securities are callable at par after seven years, and the floating rate capital securities are callable at par after five years. The fixed/floating rate capital securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they have a variable rate based on the three-month LIBOR, reset quarterly, and the floating rate capital securities have a variable rate based on the three-month LIBOR, reset quarterly, with the rate set at 4.83% at December 31, 2004. Both Trust II and Trust III used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of QCR Holdings, Inc. Partial proceeds from the issuance were used for redemption in June 2004 of the $12.0 million of 9.2% cumulative trust preferred securities issued by Trust I in 1999.

On May 5, 2005, the Company issued $5.0 million of floating rate capital securities through a newly formed subsidiary, Trust IV. The securities issued by Trust IV mature in 30 years, but are callable at par after five years. The floating rate capital securities have a variable rate based on the three-month LIBOR, reset quarterly, with the rate set at 6.40% for the first quarter of 2006. Interest is payable quarterly. Trust IV is a 100% owned non-consolidated subsidiary of the Company. Trust IV used the proceeds from the sale of the trust preferred securities, along with the funds from its equity, to purchase junior subordinated debentures of the Company in the amount of $5.2 million. The Company used the net proceeds for general corporate purposes, including the paydown of its other borrowings.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2005 and 2004, no amounts had been recorded as liabilities for the banks' potential obligations under these guarantees.

As of December 31, 2005 and 2004, commitments to extend credit aggregated $385.8 million and $257.6 million, respectively. As of December 31, 2005 and 2004, standby letters of credit aggregated $15.2 million and $12.7 million, respectively. Management does not expect that all of these commitments will be funded.

The Company had also executed contracts for the sale of mortgage loans in the secondary market in the amount of $2.6 million and $3.5 million as of December 31, 2005 and 2004, respectively. These amounts were included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as, breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company's subsidiary banks, the Company had $43.4 million and $35.6 million of sold residential mortgage loans with recourse provisions still in effect at December 31, 2005 and December 31, 2004, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2005, 2004 or 2003. In the opinion of management, the risk of recourse to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

During 2004, Quad City Bank & Trust joined the Federal Home Loan Bank's (FHLB) Mortgage Partnership Finance (MPF) Program, which offers a "risk-sharing" alternative to selling residential mortgage loans to investors in the secondary market. Lenders funding mortgages through the MPF Program manage the credit risk of the loans they originate. The loans are funded by the FHLB and held within their portfolio, thereby managing the liquidity, interest rate, and prepayment risks of the loans. Lenders participating in the MPF Program receive monthly credit enhancement fees for managing the credit risk of the loans they originate. Any credit losses incurred on those loans will be absorbed first by private mortgage insurance, second by an allowance established by the FHLB, and third by withholding monthly credit enhancements due to the participating lender. At December 31, 2005, Quad City Bank & Trust had funded $13.8 million of mortgages through the FHLB's MPF Program with an attached credit exposure of $279 thousand. At December 31, 2004, Quad City Bank & Trust had funded $11.7 million of mortgages through the FHLB's MPF Program with an attached credit exposure of $240 thousand. In conjunction with its participation in this program, Quad City Bank & Trust has established an allowance for credit losses on these off-balance sheet exposures of $48 thousand at December 31, 2005 and $11 thousand at December 31, 2004.

Bancard is subject to the risk of cardholder chargebacks and its merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the local merchant. Until 2004, Bancard had not experienced any noteable chargeback activity in which the local or agent bank merchant's cash reserves on deposit were not sufficient to cover the chargeback volumes. However, in 2004, two of Bancard's local merchants experienced cases of fraud and subsequent chargeback volumes that surpassed their cash reserves. As a result, Bancard incurred $196 thousand of chargeback loss expense due to the fraudulent activity on these two merchants and the establishment in August of an allowance for chargeback losses. Throughout 2005 monthly provisions were made to the allowance for chargeback losses based on the dollar volumes of merchant credit card activity. For the year ended December 31, 2005, monthly provisions were made totaling $48 thousand. An aggregate of $135 thousand of reversals of specific merchant reserves during 2005 more than offset these provisions. At Deccember 31, 2005 and 2004, Bancard had a merchant chargeback reserve of $77 thousand and $164 thousand, respectively. Management will continually monitor merchant credit card volumes, related chargeback activity, and Bancard's level of the allowance for chargeback losses.

The Company also has a guarantee to MasterCard International Incorporated, which is backed by a $750 thousand letter of credit from Northern Trust Company. As of December 31, 2005 and 2004, there were no significant pending liabilities.

Aside from cash on-hand and in-vault, the majority o& the Company's cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $9.8 million and $10.9 million as of December 31, 2005 and 2004, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

In an arrangement with Goldman, Sachs and Company, Cedar Rapids Bank & Trust offers a cash management program for select customers. Using this cash management tool, the customer's demand deposit account performs like an investment account. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund distributed by Goldman Sachs. As with a traditional demand deposit account, customers retain complete check-writing and withdrawal privileges. If the demand deposit account balance drops below the predetermined threshold, funds are automatically swept back from the money market fund at Goldman Sachs to the account at Cedar Rapids Bank & Trust to maintain the required minimum balance. Balances swept into the money market funds are not bank deposits, are not insured by any U.S. government agency, and do not require cash reserves to be set against the balances. At December 31, 2005 and December 31, 2004, the Company had $36.1 million and $3.5 million, respectively, of customer funds invested in this cash management program.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

                                                             Payments Due by Period
                                                                  (in thousands)
                                        ------------------------------------------------------------------
      Description and                                  One year                                   After 5
       Note reference                       Total      Or less      1-3 years      4-5 years       years
                                        ------------------------------------------------------------------
Deposits without a ..................   $  390,838   $  390,838   $       --     $      --     $       --
  stated maturity
Certificates of deposits (6) ........      307,666      246,128       44,810        16,728             --
Short-term borrowings (7) ...........      107,470      107,470           --            --             --
Federal Home Loan ...................      130,001       19,410       59,300        22,300         28,991
  Bank advances (8)
Other borrowings (9) ................       10,765       10,765           --            --             --
Junior subordinated .................       25,775           --           --            --         25,775
  debentures (10)
Rental commitments (5) ..............        5,003          643        1,105         1,095          2,160
Purchase obligations (17) ...........        2,900        2,900           --            --             --
Operating contracts (17) ............        4,513        1,547        2,951             7              8
                                        -----------------------------------------------------------------
Total contractual
  cash obligations ..................   $  984,931   $  779,701   $  108,166     $  40,130     $   56,934
                                        =================================================================

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

Impact of New Accounting Standards

In December 2004, FASB published Statement No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Statement is effective for the Company on January 1, 2006.

The Company will adopt the provisions of FAS 123(R) using a modified prospective application. Under that approach, FAS 123(R) will apply to new awards, the unvested portions of outstanding awards, and to awards that are outstanding on the effective date and are subsequently modified or cancelled. The Company will incur additional expense beginning in the first quarter of 2006 related to new awards granted and the unvested portions of earlier awards. The SFAS 123 pro forma compensation costs, presented in Note 14. of the Financial Statements, have been calculated using a Black-Scholes option-pricing model and may not be indicative of amounts which should be expected in future periods.

FORWARD LOOKING STATEMENTS

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "bode," "predict," "suggest," "project," "appear," "plan," "intend," "estimate," "may," "will," "would," "could," "should" "likely," or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the "Risk Factors" section included under Item 1A. of Part I of this Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

     o The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

     o    The costs, effects and outcomes of existing or future litigation.

     o Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board.

     o The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

     o These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. Each subsidiary bank has an asset/liability management committee of the board of directors that meets quarterly to review the bank's interest rate risk position and profitability, and to make or recommend adjustments for consideration by the full board of each bank . Management also reviews the subsidiary banks' securities portfolios, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company's consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 200 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at December 31, 2005 demonstrated a 4.03% decrease in interest income with a 200 basis point increase in interest rates, and a 1.98% increase in interest income with a 200 basis point decrease in interest rates. Both simulations are within the board-established policy limits of a 10% decline in value.

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

Item 8.  Financial Statements



McGladrey & Pullen, LLP
Certified Public Accountants


Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
QCR Holdings, Inc.
Moline, Illinois

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QCR Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of QCR Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 27, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of QCR Holdings, Inc. and subsidiaries' internal control over financial reporting and an unqualified opinion on the effectiveness of QCR Holdings, Inc. and subsidiaries' internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Davenport, Iowa
January 27, 2006

McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

QCR Holdings, Inc.
and Subsidiaries

Consolidated Balance Sheets
December 31, 2005 and 2004

Assets                                                                     2005               2004
------------------------------------------------------------------------------------------------------

Cash and due from banks .........................................   $    38,956,627    $    21,372,342
Federal funds sold ..............................................         4,450,000          2,890,000
Interest-bearing deposits at financial institutions .............         1,270,666          3,857,563

Securities held to maturity, at amortized cost (fair value
  2005 $154,828; 2004 $108,254) (Note 3) ........................           150,000            100,000
Securities available for sale, at fair value (Note 3) ...........       182,214,719        149,460,886
                                                                    ----------------------------------
                                                                        182,364,719        149,560,886
                                                                    ----------------------------------

Loans receivable, held for sale (Note 4) ........................         2,632,400          3,498,809
Loans/leases receivable, held for investment (Note 4) ...........       753,621,630        644,852,018
                                                                    ----------------------------------
                                                                        756,254,030        648,350,827
Less allowance for estimated losses on loans/leases (Note 4) ....         8,883,855          9,261,991
                                                                    ----------------------------------
                                                                        747,370,175        639,088,836
                                                                    ----------------------------------

Premises and equipment, net (Note 5) ............................        25,621,741         18,100,590
Goodwill (Note 6) ...............................................         3,222,688                 --
Accrued interest receivable .....................................         4,849,378          4,072,762
Bank-owned life insurance .......................................        17,367,660         15,935,000
Other assets ....................................................        17,139,874         15,205,568
                                                                    ----------------------------------
Total assets ....................................................   $ 1,042,613,528    $   870,083,547
                                                                    ==================================

Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing .........................................   $   114,176,434    $   109,361,817
    Interest-bearing ............................................       584,327,465        478,653,866
                                                                    ----------------------------------
     Total deposits (Note 7) ....................................       698,503,899        588,015,683

  Short-term borrowings (Note 8) ................................       107,469,851        104,771,178
  Federal Home Loan Bank advances (Note 9) ......................       130,000,854         92,021,877
  Other borrowings (Note 10) ....................................        10,764,914          6,000,000
  Junior subordinated debentures (Note 11) ......................        25,775,000         20,620,000
  Other liabilities .............................................        14,981,346          7,881,009
                                                                    ----------------------------------
     Total liabilities ..........................................       987,495,864        819,309,747
                                                                    ----------------------------------

Minority interest in consolidated subsidiary ....................           650,965                 --
                                                                    ----------------------------------

Commitments and Contingencies (Note 17)

Stockholders' Equity (Note 15):
  Preferred stock, stated value of $1 per shares; shares authorized
    250,000; shares issued none .................................                --                 --
  Common stock, $1 par value; shares authorized 10,000,000
     2005 - 4,531,224 shares issued and outstanding
     2004 - 4,496,730 shares issued and outstanding .............         4,531,224          4,496,730
  Additional paid-in capital ....................................        20,776,254         20,329,033
  Retained earnings .............................................        29,726,700         25,278,666
  Accumulated other comprehensive income (loss) .................          (567,479)           669,371
                                                                    ----------------------------------
     Total stockholders' equity .................................        54,466,699         50,773,800
                                                                    ----------------------------------
     Total liabilities and stockholders' equity .................   $ 1,042,613,528    $   870,083,547
                                                                    ==================================

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 2005, 2004, and 2003

                                                                      2005           2004            2003
------------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans/leases, including fees ...............................   $ 42,427,118   $ 33,111,498    $ 28,984,000
  Securities:
    Taxable ..................................................      5,345,980      4,067,826       3,248,115
    Nontaxable ...............................................        579,817        571,405         493,162
  Interest-bearing deposits at financial institutions ........        129,460        224,293         432,119
  Federal funds sold .........................................        205,893         41,818         220,865
                                                                 -------------------------------------------
     Total interest and di6idend income ......................     48,688,268     38,016,840      33,378,261
                                                                 -------------------------------------------

Interest expense:
  Deposits ...................................................     12,842,421      6,852,108       7,005,306
  Short-term borrowings ......................................      2,181,997      1,208,494         326,916
  Federal Home Loan Bank advances ............................      4,168,077      3,464,122       3,255,416
  Other borrowings ...........................................        501,241        159,165         228,433
  Junior subordinated debentures .............................      1,587,049      1,640,879       1,133,506
                                                                 -------------------------------------------
     Total interest expense ..................................     21,280,785     13,324,768      11,949,577
                                                                 -------------------------------------------

     Net interest income .....................................     27,407,483     24,692,072      21,428,684
Provision for loan/lease losses (Note 4) .....................        877,084      1,372,208       3,405,427
                                                                 -------------------------------------------
     Net interest income after provision for loan/lease losses     26,530,399     23,319,864      18,023,257
                                                                 -------------------------------------------

Noninterest income:
  Merchant credit card fees, net of processing costs .........      1,782,452      1,409,237       2,194,974
  Trust department fees ......................................      2,818,832      2,530,907       2,242,747
  Deposit service fees .......................................      1,582,530      1,631,713       1,505,200
  Gains on sales of loans, net ...............................      1,254,242      1,149,791       3,667,513
  Securities gains (losses), net .............................             50        (45,428)              5
  Earnings on bank-owned life insurance ......................        656,005        627,796         206,893
  Investment advisory and management fees ....................        691,800        509,988         340,812
  Other ......................................................      1,286,592        867,437       1,009,465
                                                                 -------------------------------------------
     Total noninterest income ................................     10,072,503      8,681,441      11,167,609
                                                                 -------------------------------------------

Noninterest expenses:
  Salaries and employee benefits .............................     16,630,868     13,773,439      12,710,505
  Professional and data processing fees ......................      2,865,064      2,199,984       1,962,243
  Advertising and marketing ..................................      1,221,039      1,014,664         786,054
  Occupancy and equipment expense ............................      4,316,443      3,263,540       2,640,602
  Stationery and supplies ....................................        645,985        543,904         460,421
  Postage and telephone ......................................        842,779        684,964         632,354
  Bank service charges .......................................        516,537        570,374         454,367
  Insurance ..................................................        594,282        420,080         444,947
  Loss on disposals/sales of fixed assets ....................        332,283          1,048          50,446
  Loss on redemption of junior subordinated debentures .......             --        747,490              --
  Other ......................................................      1,467,868      1,061,364         893,313
                                                                 -------------------------------------------
     Total noninterest expenses ..............................     29,433,148     24,280,851      21,035,252
                                                                 -------------------------------------------
Minority interest in income of consolidated subsidiary .......         77,538             --              --
                                                                 -------------------------------------------
     Income before income taxes ..............................      7,092,216      7,720,454       8,155,614
Federal and state income taxes (Note 12) .....................      2,282,201      2,503,782       2,694,687
                                                                 -------------------------------------------
     Net income ..............................................   $  4,810,015   $  5,216,672    $  5,460,927
                                                                 ===========================================
Earnings per common share (Note 16):
  Basic ......................................................   $       1.06   $       1.23    $       1.31
  Diluted ....................................................   $       1.04   $       1.20    $       1.28
  Weighted average common shares outstanding .................      4,518,162      4,234,345       4,173,063
  Weighted average common and common equivalent
    shares outstanding .......................................      4,616,556      4,344,765       4,282,583

Cash dividends declared per common share .....................   $       0.08   $       0.08    $       0.07

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2005, 2004, and 2003

                                                                                               Accumulated
                                                                        Additional                Other
                                                             Common      Paid-In     Retained Comprehensive  Treasury
                                                              Stock      Capital     Earnings  Income (Loss)   Stock       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002 .............................   $ 3,071,809 $16,512,675 $15,712,600 $ 2,144,054 $  (854,536) $36,586,602
  Comprehensive income:
    Net income .........................................            --          --   5,460,927          --          --    5,460,927
    Other comprehensive (loss), net of tax (Note 2) ....            --          --          --    (341,390)         --     (341,390)
                                                                                                                        ------------
     Comprehensive income ..............................                                                                  5,119,537
                                                                                                                        ------------
  Cash dividends declared, $0.07 per share .............            --          --    (306,778)         --          --     (306,778)
  Proceeds from issuance of 10,278 shares of common
    stock as a result of stock purchased under the
    Employee Stock Purchase Plan (Note 14) .............        10,278     101,209          --          --           --     111,487
  Proceeds from issuance of 75,537 shares of common
    stock as a result of stock options exercised
    (Note 14)...........................................        75,537     300,941          --          --           --     376,478
  Exchange of 24,872 shares of common
    stock in connection with options exercised .........       (24,872)   (314,590)         --          --           --    (339,462)
  Tax benefit of nonqualified stock options exercised ..            --     274,871          --          --           --     274,871
                                                           -------------------------------------------------------------------------
Balance, December 31, 2003 .............................     3,132,752  16,875,106  20,866,749   1,802,664     (854,536) 41,822,735
  Comprehensive income:
    Net income .........................................            --          --   5,216,672          --           --   5,216,672
    Other comprehensive (loss), net of tax (Note 2) ....            --          --          --  (1,133,293)          --  (1,133,293)
                                                                                                                        ------------
     Comprehensive income ..............................                                                                  4,083,379
                                                                                                                        ------------
  Retirement of 90,219 treasury shares, April 30, 2004..       (60,146)   (341,028)   (453,362)         --      854,536          --
  3:2 common stock split, May 28, 2004 .................     1,133,019  (1,133,019)     (2,549)         --           --      (2,549)
  Proceeds from issuance of 250,506 shares of
    common stock .......................................       250,506   4,537,713          --          --           --   4,788,219
  Cash dividends declared, $0.08 per share .............            --          --    (348,844)         --           --    (348,844)
  Proceeds from issuance of 9,057 shares of common
    stock as a result of stock purchased under the
    Employee Stock Purchase Plan (Note 14) .............         9,057     127,653          --          --           --     136,710
  Proceeds from issuance of 38,604 shares of common
    stock as a result of stock options exercised
    (Note 14)...........................................        38,604     206,636          --          --           --     245,240
  Exchange of 7,062 shares of common
    stock in connection with options exercised .........        (7,062)   (134,276)         --          --           --    (141,338)
  Tax benefit of nonqualified stock options exercised ..            --     190,248          --          --           --     190,248
                                                           -------------------------------------------------------------------------
Balance, December 31, 2004 .............................     4,496,730  20,329,033  25,278,666     669,371           --  50,773,800
  Comprehensive income:
    Net income .........................................            --          --   4,810,015          --           --   4,810,015
    Other comprehensive (loss), net of tax (Note 2) ....            --          --          --  (1,236,850)          --  (1,236,850)
                                                                                                                        ------------
     Comprehensive income ..............................                                                                  3,573,165
                                                                                                                        ------------
  Cash dividends declared, $0.08 per share .............            --          --    (361,981)         --           --    (361,981)
  Proceeds from issuance of 10,584 shares of common
    stock as a result of stock purchased under the
    Employee Stock Purchase Plan (Note 14) .............        10,584     181,458          --          --           --     192,042
  Proceeds from issuance of 25,335 shares of common
    stock as a result of stock options exercised
    (Note 14)...........................................        25,335     167,764          --          --           --     193,099
  Exchange of 1,425 shares of common
    stock in connection with options exercised .........        (1,425)    (27,994)         --          --           --     (29,419)
  Tax benefit of nonqualified stock options exercised ..            --     125,993          --          --           --     125,993
                                                           -------------------------------------------------------------------------
Balance, December 31, 2005 .............................   $ 4,531,224 $20,776,254 $29,726,700 $  (567,479)$         -- $54,466,699
                                                           =========================================================================

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004, and 2003


                                                                    2005             2004             2003
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income ..............................................   $   4,810,015    $   5,216,672    $   5,460,927
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ..........................................       2,008,773        1,475,453        1,072,943
    Provision for loan/lease losses .......................         877,084        1,372,208        3,405,427
    Deferred income taxes .................................        (109,452)        (185,676)        (674,681)
    Amortization of offering costs on junior subordinated
      debentures ..........................................          14,317           17,933           29,506
    Loss on redemption of junior subordinated debentures ..              --          747,490               --
    Minority interest in income of consolidated subsidiary           77,538               --               --
    Amortization of premiums on securities, net ...........         524,808          983,256          788,263
    Investment securities losses (gains), net .............             (50)          45,428               (5)
    Loans originated for sale .............................     (98,719,913)     (83,176,326)    (245,414,955)
    Proceeds on sales of loans ............................     100,840,794       84,617,339      268,983,441
    Net gains on sales of loans ...........................      (1,254,242)      (1,149,791)      (3,667,513)
    Net losses on disposals/sales of premises and equipment         332,283            1,048           50,446
    Tax benefit of nonqualified stock options exercised ...         125,993          190,248          274,871
    Increase in accrued interest receivable ...............        (776,616)        (426,654)        (424,862)
    (Increase) decrease in other assets ...................        (883,573)      (3,461,144)       2,075,198
    Increase (decrease) in other liabilities ..............       2,973,423        1,146,173       (1,722,249)
                                                              -----------------------------------------------
     Net cash provided by operating activities ............      10,841,182        7,413,657       30,236,757
                                                              -----------------------------------------------

Cash Flows from Investing Activities:
  Net decrease (increase) in federal funds sold ...........      (1,560,000)       1,140,000       10,365,000
  Net decrease in interest-bearing deposits at
    financial institutions ................................       2,586,897        6,568,529        4,159,703
  Activity in securities portfolio:
    Purchases .............................................     (82,280,843)     (86,743,594)     (91,746,856)
    Calls and maturities ..................................      45,787,488       53,006,001       39,195,000
    Paydowns ..............................................       1,197,070        1,754,343        4,025,159
    Sales of securities available for sale ................              --        8,428,590               --
  Activity in bank-owned life insurance:
    Purchases .............................................        (776,634)     (12,221,428)         (66,312)
    Increase in cash value ................................        (656,026)        (627,775)        (190,873)
  Net loans/leases originated and held for investment .....     (78,520,322)    (128,849,187)     (94,278,016)
  Purchase of premises and equipment ......................      (9,779,493)      (7,611,586)      (4,152,033)
  Proceeds from sales of premises and equipment ...........              --           63,027          224,654
  Payment for acquisition of M2 Lease Funds, LLC (Note 6) .      (4,967,300)              --               --
                                                              -----------------------------------------------
     Net cash used in investing activities ................    (128,969,163)    (165,093,080)    (132,464,574)
                                                              -----------------------------------------------

Cash Flows from Financing Activities:
  Net increase in deposit accounts ........................     110,488,216       76,363,820       76,904,240
  Net increase in short-term borrowings ...................       2,698,673       53,161,377       18,747,355
  Activity in Federal Home Loan Bank advances:
    Advances ..............................................      49,700,000       35,500,000       12,550,000
    Payments ..............................................     (11,721,023)     (19,710,471)     (11,305,972)
  Net (decrease) increase in other borrowings .............     (20,603,724)      (4,000,000)       5,000,000
  Proceeds from issuance of junior subordinated
    debentures ............................................       5,155,000       20,620,000               --
  Redemption of junior subordinated debentures ............              --      (12,000,000)              --
  Payment of cash dividends ...............................        (360,598)        (336,816)        (277,086)
  Payment of fractional shares on 3:2 stock split .........              --           (2,549)              --
  Proceeds from issuance of common stock, net .............         355,722        5,028,831          148,503
                                                              -----------------------------------------------
     Net cash provided by financing activities ............     135,712,266      154,624,192      101,767,040
                                                              -----------------------------------------------

      Net increase (decrease) in cash and due from banks ..      17,584,285       (3,055,231)        (460,777)

Cash and due from banks:
  Beginning ...............................................      21,372,342       24,427,573       24,888,350
                                                              -----------------------------------------------
  Ending ..................................................   $  38,956,627    $  21,372,342    $  24,427,573
                                                              ===============================================


QCR Holdings, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2005, 2004, and 2003


                                                                     2005             2004             2003
----------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information,
  cash payments for:
  Interest ...................................................   $  20,407,363    $  13,024,698    $  12,516,692
  Income and franchise taxes .................................       1,340,742        2,566,493        4,904,697

Supplemental Schedule of Noncash Investing Activities:
  Change in accumulated other comprehensive income, unrealized
    losses on securities available for sale, net .............      (1,236,850)      (1,133,293)        (341,390)
  Exchange of shares of common stock in connection
    with options exercised ...................................         (29,419)        (141,338)        (339,462)
  Transfers of loans to other real estate owned ..............         169,441        1,925,320               --

Acquisition of M2 Lease Funds, LLC, cash paid at
  settlement (Note 6) ........................................   $   4,967,300
                                                                 =============

Fair value of assets acquired and liabilities assumed:
  Leases receivable held for investment, net .................   $  31,673,951
  Premises and equipment, net ................................          82,714
  Goodwill ...................................................       3,222,688
  Other assets ...............................................          47,177
  Other borrowings ...........................................     (25,368,638)
  Other liabilities ..........................................      (4,117,165)
  Minority interest ..........................................        (573,427)
                                                                 -------------
                                                                 $   4,967,300
                                                                 =============

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

QCR Holdings, Inc. (the Company) is a bank holding company providing bank and bank related services through its subsidiaries, Quad City Bank and Trust Company (Quad City Bank & Trust), Cedar Rapids Bank and Trust Company (Cedar Rapids Bank & Trust), Rockford Bank and Trust Company (Rockford Bank & Trust), Quad City Bancard, Inc. (Bancard), M2 Lease Funds, LLC (M2 Lease Funds), QCR Holdings Statutory Trust II (Trust II), QCR Holdings Statutory Trust III (Trust III), and QCR Holdings Statutory Trust IV (Trust IV). Quad City Bank & Trust is a commercial bank that serves the Iowa and Illinois Quad Cities and adjacent communities. Cedar Rapids Bank & Trust is a commercial bank that serves Cedar Rapids, Iowa, and adjacent communities. Rockford Bank & Trust is a commercial bank that serves Rockford, Illinois, and adjacent communities. Quad City Bank & Trust and Cedar Rapids Bank & Trust are chartered and regulated by the state of Iowa, and Rockford Bank & Trust is chartered and regulated by the state of Illinois. All three subsidiary banks are insured and subject to regulation by the Federal Deposit Insurance Corporation, and are members of and regulated by the Federal Reserve System. Bancard conducts the Company's credit card operation and is regulated by the Federal Reserve System. In August 2005, Quad City Bank & Trust acquired 80% of the equity interests of M2 Lease Funds. M2 Lease Funds, which is based in the Milwaukee, Wisconsin, area is engaged in the business of direct financing lease contracts (see Note 6). Trust II, III and IV were formed for the purpose of issuing various trust preferred securities (see Note 11).

Significant accounting policies:

Accounting estimates: The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Lease residual values and the allowance for estimat%d losses on loans/leases are inherently subjective as they require material estimates that are susceptible to significant change. The fair value disclosure of financial instruments is an estimate that can be computed within a range.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries, except Trust II, III and IV, which do not meet the criteria for consolidation. All material intercompany accounts and transactions have been eliminated in consolidation.

Presentation of cash flows: For purposes of reporting cash flows, cash and due from banks include cash on hand and non-interest bearing amounts due from banks. Cash flows from federal funds sold, interest bearing deposits at financial institutions, loans/leases, deposits, and short-term borrowings are treated as net increases or decreases.

Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $9,500,000 and $9,700,000 as of December 31, 2005 and 2004, respectively.

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

Loans receivable held for sale: Residential real estate loans, which are originated and intended for resale in the secondary market in the foreseeable future, are classified as held for sale. These loans are carried at the lower of cost or estimated market value in the aggregate. As assets specifically acquired for resale, the origination of, disposition of, and gain/loss on these loans are classified as operating activities in the statement of cash flows.

Loans receivable held for investment: Loans that management has the intent and ability to hold for the foreseeable future, or until pay-off or maturity occurs, are classified as held for investment. These loans are stated at the amount of unpaid principal adjusted for charge-offs, the allowance for estimated losses on loans, and any deferred fees and/or costs on originated loans. Interest is credited to earnings as earned based on the principal amount outstanding.
Deferred direct loan origination fees and/or costs are amortized as an adjustment of the related loan's yield. As assets held for and used in the production of services, the origination and collection of these loans is classified as an investing activity in the statement of cash flows.

Direct finance leases receivable held for investment: The Company leases machinery and equipment to customers under leases that qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual values (approximately 3% to 15% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property delivered to the customer. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis that results in an approximate level rate of return on the unrecovered lease investment. Lease income is recognized on the accrual basis. Residual is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment's fair value at lease termination, the Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company's estimates are reviewed continuously to ensure reasonableness; however, the amounts the Company will ultimately realize could differ from the estimated amounts.

When collection of lease payments is considered doubtful, income recognition is ceased and the lease receivable is placed on nonaccrual status. Previously recorded but uncollected amounts on nonaccrual leases are reversed at the time the lease is placed on nonaccrual status. Cash collected on nonaccrual leases is recorded as income unless the principal is doubtful of collection in which case cash received is applied to principal.

The Company defers and amortizes fees and certain incremental direct costs over the contractual term of the lease as an adjustment to the yield. These initial direct leasing costs generally approximate 3% of the leased asset's cost. The unamortized direct costs are recorded as a reduction of unearned lease income.

Allowance for estimated losses on loans/leases: The allowance for estimated losses on loans/leases is maintained at the level considered adequate by management of the Company and the subsidiaries to provide for losses that are probable. The allowance is increased by provisions charged to expense and reduced by net charge-offs. In determining the adequacy of the allowance, the Company, the subsidiary banks, and M2 Lease Funds consider the overall composition of the loan/lease portfolio. Loans/leases which have identified weaknesses are classified into higher risk groups, or are identified for continued monitoring. Historical and projected loss percentages are then applied to various classifications and, considering economic conditions and other factors that in management's judgment deserve evaluation, additional identified and unidentified loss amounts are added.

Loans/leases are considered impaired when, based on current information and events, it is probable the Company and the bank involved will not be able to collect all amounts due. The portion of the allowance for loan/lease losses applicable to an impaired loan/lease is computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's/lease's effective interest rate or on the fair value of the collateral for collateral dependent loans/leases. The entire change in present value of expected cash flows of impaired loans/leases is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The Company and subsidiaries recognize interest income on impaired loans/leases on a cash basis.

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

Bank-owned life insurance: Bank-owned life insurance is carried at cash surrender value with increases/decreases reflected as income/expense in the statement of income.

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

Stock-based compensation plans: At December 31, 2005, the Company has three stock-based employee compensation plans, which are described more fully in Note
14. The Company currently accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based employee compensation.

                                                2005             2004             2003
                                          -----------------------------------------------
Net income, as reported ...............   $   4,810,015    $   5,216,672    $   5,460,927
Deduct total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects ..        (174,598)        (132,297)         (96,447)
                                          -----------------------------------------------
     Net income .......................   $   4,635,417    $   5,084,375    $   5,364,480
                                          ===============================================

Earnings per share:
  Basic:
    As reported .......................   $        1.06    $        1.23    $        1.31
    Pro forma .........................            1.03             1.20             1.29
  Diluted:
    As reported .......................            1.04             1.20             1.28
    Pro forma .........................            1.01             1.18             1.26


In determining compensation cost using the fair value method prescribed in Statement No. 123, the value of each grant is estimated at the grant date with the following weighted-average assumptions for grants during the years ended December 31, 2005, 2004, and 2003: dividend rate of 0.36% to 0.58% for the years ended December 31, 2005, 2004, and 2003; risk-free interest rates based upon current rates at the date of grant (3.68% to 4.85% for stock options and 0.82% to 3.31% for the employee stock purchase plan); expected lives of 10 years for stock options and 3 months to 6 months for the employee stock purchase plan; and expected price volatility of 15.85% to 27.18%.

In December 2004, FASB published Statement No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Statement is effective for the Company on January 1, 2006.

The Company will adopt the provisions of FAS 123(R) using a modified prospective application. Under that approach, FAS 123(R) will apply to new awards, the unvested portions of outstanding awards, and to awards that are outstanding on the effective date and are subsequently modified or cancelled. The Company will incur additional expense beginning in the first quarter of 2006 related to new awards granted and the unvested portions of earlier awards. The SFAS 123 pro forma compensation costs presented previously in this note have been calculated using a Black-Scholes option-pricing model and may not be indicative of amounts which should be expected in future periods.

Income taxes: The C/mpany files its tax return on a consolidated basis with its subsidiaries. The entities follow the direct reimbursement method of accounting for income taxes under which income taxes or credits which result from the inclusion of the subsidiaries in the consolidated tax return are paid to or received from the parent company.

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

Reclassifications: Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform with the current period presentation.

Note 2. Comprehensive Income

Comprehensive  income is the total of net income and other comprehensive  income
(loss), which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.

Other comprehensive (loss) for the years ended December 31, 2005, 2004, and 2003 is comprised as follows:


                                                                                                              Tax
                                                                                            Before          Expense         Net
                                                                                              Tax          (Benefit)       of Tax
                                                                                          -----------------------------------------
Year ended December 31, 2005:
  Unrealized (losses) on securities available for sale:
    Unrealized holding (losses) arising during the period .............................   $(1,967,594)   $  (730,775)   $(1,236,819)
    Less reclassification adjustment for gains
      included in net income ..........................................................            50             19             31
                                                                                          -----------------------------------------
      Other comprehensive (loss) ......................................................   $(1,967,644)   $  (730,794)   $(1,236,850)
                                                                                          =========================================

Year ended December 31, 2004:
  Unrealized (losses) on securities available for sale:
    Unrealized holding (losses) arising during the period .............................   $(1,853,560)   $  (691,794)   $(1,161,766)
    Less reclassification adjustment for (losses)
      included in net income ..........................................................       (45,428)       (16,955)       (28,473)
                                                                                          -----------------------------------------
      Other comprehensive (loss) ......................................................   $(1,808,132)   $  (674,839)   $(1,133,293)
                                                                                          =========================================

Year ended December 31, 2003:
  Unrealized (losses) on securities available for sale:
    Unrealized holding (losses) arising during the period .............................   $  (549,473)   $  (208,086)   $  (341,387)
    Less reclassification adjustment for gains
      included in net income ..........................................................             5              2              3
                                                                                          -----------------------------------------
      Other comprehensive (loss) ......................................................   $  (549,478)   $  (208,088)   $  (341,390)
                                                                                          =========================================

Note 3. Investment Securities

The amortized cost and fair value of investment securities as of December 31, 2005 and 2004 are summarized as follows:


                                                                        Gross           Gross
                                                      Amortized      Unrealized       Unrealized          Fair
                                                         Cost           Gains          (Losses)          Value
                                                   ---------------------------------------------------------------
December 31, 2005:
  Securities held to maturity:
    Other bonds ................................   $     150,000   $       5,063    $        (235)   $     154,828
                                                   ===============================================================

  Securities available for sale:
    U.S. Treasury securities ...................   $     100,090   $          --    $         (58)   $     100,032
    U.S. govt. sponsored agency securities .....     150,114,707          54,821       (1,629,892)     148,539,636
    Mortgage-backed securities .................       2,720,059           4,218          (54,532)       2,669,745
    Municipal securities .......................      18,485,304         368,495          (40,330)      18,813,469
    Corporate securities .......................       4,672,242          72,117           (1,877)       4,742,482
    Trust preferred securities .................         850,000          68,700             --            918,700
    Other securities ...........................       6,162,792         372,582         (104,719)       6,430,655
                                                   ---------------------------------------------------------------
                                                   $ 183,105,194   $     940,933    $  (1,831,408)   $ 182,214,719
                                                   ===============================================================

December 31, 2004:
  Securities held to maturity:
    Other bonds ................................   $     100,000   $       8,254    $        --      $     108,254
                                                   ===============================================================

  Securities available for sale:
    U.S. Treasury securities ...................   $     100,214   $        --      $      (1,025)   $      99,189
    U.S. govt. sponsored agency securities .....     114,648,596         367,536         (392,337)     114,623,795
    Mortgage-backed securities .................       3,863,733          20,297          (18,636)       3,865,394
    Municipal securities .......................      15,922,863         653,714         (131,371)      16,445,206
    Corporate securities .......................       6,704,267         230,427           (9,409)       6,925,285
    Trust preferred securities .................       1,148,988          93,814             --          1,242,802
    Other securities ...........................       5,995,056         264,450             (291)       6,259,215
                                                   ---------------------------------------------------------------
                                                   $ 148,383,717   $   1,630,238    $    (553,069)   $ 149,460,886
                                                   ===============================================================

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2005 and 2004, are summarized as follows:

                                                     Less than 12 Months          12 Months or More                Total
                                                ----------------------------- ------------------------- ----------------------------
                                                                     Gross                   Gross                         Gross
                                                       Fair        Unrealized    Fair      Unrealized       Fair        Unrealized
                                                      Value          Losses      Value       Losses         Value         Losses
                                                ------------------------------------------------------------------------------------
December 31, 2005:
  Securities held to maturity:
    Other bonds .............................   $      49,765  $      (235)  $        --  $        --   $      49,765  $       (235)
                                                ====================================================================================
  Securities available for sale:
    U.S. Treasury securities ................   $     100,032  $       (58)  $        --  $        --   $     100,032  $        (58)
    U.S. govt. sponsored agency
      securities ............................      72,540,169     (550,284)   63,436,475   (1,079,608)    135,976,644    (1,629,892)
    Mortgage-backed securities ..............         304,813       (1,756)    1,934,980      (52,776)      2,239,793       (54,532)
    Municipal securities ....................       6,408,329      (38,636)      684,743       (1,694)      7,093,072       (40,330)
    Corporate securities ....................              --           --       500,877       (1,877)        500,877        (1,877)
    Other securities ........................              --           --     4,895,855     (104,719)      4,895,855      (104,719)
                                                ------------------------------------------------------------------------------------
                                                $  79,353,343  $  (590,734)  $71,452,930  $(1,240,674)  $ 150,806,273  $ (1,831,408)
                                                ====================================================================================
December 31, 2004:
  Securities available for sale:
    U.S. Treasury securities ................   $      99,189  $    (1,025)  $        --  $        --   $      99,189  $     (1,025)
    U.S. govt. sponsored agency
      securities ............................      63,045,833     (387,973)    1,006,851       (4,364)     64,052,684      (392,337)
    Mortgage-backed securities ..............       2,739,543      (18,636)           --           --       2,739,543       (18,636)
    Municipal securities ....................       2,900,358     (128,622)      238,914       (2,749)      3,139,272      (131,371)
    Corporate securities ....................       1,276,752       (5,915)      256,705       (3,494)      1,533,457        (9,409)
    Other securities ........................              --           --           283         (291)            283          (291)
                                                ------------------------------------------------------------------------------------
                                                $  70,061,675  $  (542,171)  $ 1,502,753  $   (10,898)  $  71,564,428  $   (553,069)
                                                ===================================================================================

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Banks(s)/Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2005, the investment portfolio included 270 securities. Of this number, 73 securities have current unrealized losses, which have existed for twelve months or more. All of these securities are considered to be acceptable credit risks. Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for those securities are temporary. In addition, the Bank(s)/Company have the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net earnings in the period on which the other-than-temporary impairment is identified.

During the year ended December 31, 2004, all sales of securities were from securities identified as available for sale. There were no sales of securities during the years ended December 31, 2005 and December 31, 2003. Information on proceeds received, as well as the gains and losses from the sale of those securities is as follows:


                                                  2005        2004       2003
                                              ----------------------------------
Proceeds from sales of securities ..........  $       --  $8,428,590   $      --
Gross gains from sales of securities .......          --      26,188          --
Gross losses from sales of securities ......          --      71,616          --


The amortized cost and fair value of securities as of December 31, 2005 by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.


                                                      Amortized
                                                         Cost        Fair Value
                                                     ---------------------------
Securities held to maturity:
  Due after one year through five years ..........   $    100,000   $    100,166
  Due after five years ...........................         50,000         54,662
                                                     ---------------------------
                                                     $    150,000   $    154,828
                                                     ===========================

Securities available for sale:
  Due in one year or less ........................   $ 49,882,321   $ 49,565,250
  Due after one year through five years ..........    111,506,823    110,416,620
  Due after five years ...........................     12,833,199     13,132,449
                                                     ---------------------------
                                                      174,222,343    173,114,319
  Mortgage-backed securities .....................      2,720,059      2,669,745
  Other securities ...............................      6,162,792      6,430,655
                                                     ---------------------------
                                                     $183,105,194   $182,214,719
                                                     ===========================

As of December 31, 2005 and 2004, investment securities with a carrying value of $135,757,114 and $117,144,212, respectively, were pledged on securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Note 4. Loans/Leases Receivable

The composition of the loan/lease portfolio as of December 31, 2005 and 2004 is presented as follows:


                                                              2005             2004
                                                         ------------------------------
Commercial and commercial real estate loans ..........   $ 593,462,081    $ 532,517,321
Direct financing leases ..............................      34,911,537               --
Real estate loans held for sale - residential mortgage       2,632,400        3,498,809
Real estate loans - residential mortgage .............      54,124,667       52,423,387
Real estate loans - construction .....................       2,810,610        3,607,525
Installment and other consumer loans .................      67,089,900       55,736,029
                                                         ------------------------------
                                                           755,031,195      647,783,071
Deferred loan/lease origination costs, net ...........       1,222,835          567,756
Less allowance for estimated losses on loans/leases ..      (8,883,855)      (9,261,991)
                                                         ------------------------------
                                                         $ 747,370,175    $ 639,088,836
                                                         ==============================

Direct financing leases:
  Net minimum lease payments to be received ..........   $ 35,447,343     $          --
  Estimated residual values of leased assets .........      7,633,646                --
  Unearned lease/residual income .....................     (7,661,027)               --
  Fair value adjustment at acquisition ...............       (508,425)               --
                                                         ------------------------------
                                                         $ 34,911,537     $          --
                                                         ==============================


Loans on nonaccrual status amounted to $2,578,862 and $7,607,977 as of December 31, 2005 and 2004, respectively. Interest income in the amount of $570,055, $490,866, and $468,758 for the years ended December 31, 2005, 2004, and 2003, respectively, would have been earned on the nonaccrual loans had they been performing in accordance with their original terms. Cash interest collected on nonaccrual loans was $298,168, $230,810, and $262,819 for the years ended December 31, 2005, 2004, and 2003, respectively. There were no direct financing leases on nonaccrual status at December 31, 2005.

Changes in the allowance for estimated losses on loans/leases for the years ended December 31, 2005, 2004, and 2003 are presented as follows:


                                                          2005           2004           2003
                                                      -----------------------------------------
Balance, beginning ................................   $ 9,261,991    $ 8,643,012    $ 6,878,953
  Provisions charged to expense ...................       877,084      1,372,208      3,405,427
  Loans/leases charged off ........................    (2,045,846)      (964,708)    (2,075,406)
  Recoveries on loans/leases previously charged off       357,172        211,479        434,038
  Acquisition of M2 Lease Funds ...................       433,454             --             --
                                                      -----------------------------------------
Balance, ending ...................................   $ 8,883,855    $ 9,261,991    $ 8,643,012
                                                      =========================================


Loans considered to be impaired as of December 31, 2005 and 2004 are as follows:


                                                             2005         2004
                                                          ----------------------
Impaired loans for which an allowance has been provided   $1,826,429  $   92,653
                                                          ======================

Allowance provided for impaired loans, included in
  the allowance for loan/lease losses .................   $1,096,493  $   90,153
                                                          ======================

Impaired loans for which no allowance has been provided   $       --  $   96,944
                                                          ======================


Impaired   loans  for  which  no  allowance  has  been  provided  have  adequate collateral, based on management's current estimates.

The average recorded investment in impaired loans during the years ended December 31, 2005, 2004, and 2003 was $1,508,112, $3,485,989, and $5,213,072,
respectively. Interest income on impaired loans of $120,120, $56,532, and $205,366 was recognized for cash payments received for the years ended December 31, 2005, 2004, and 2003, respectively. There were no impaired direct financing leases at December 31, 2005, or during the period August 26, 2005 to December 31, 2005.

Loans past due 90 days or more and still accruing interest totaled $603,637 and $1,132,574 as of December 31, 2005 and 2004, respectively. There were no direct financing leases which were past due 90 days or more and still accruing interest as of December 31, 2005.

Loans are made in the normal course of business to directors, officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate amount of these loans during the years ended December 31, 2005, 2004, and 2003 was as follows:


                                                        2005            2004            2003
                                                    --------------------------------------------
Balance, beginning ..............................   $ 17,533,546    $ 23,925,005    $ 23,267,366
  Net increase (decrease) due to change in
    related parties .............................        248,623              --            (359)
  Advances ......................................      7,801,170       6,414,002      10,589,823
  Repayments ....................................    (14,197,146)    (12,805,461)     (9,931,825)
                                                    --------------------------------------------
Balance, ending .................................   $ 11,386,193    $ 17,533,546    $ 23,925,005
                                                    ============================================


Note 5. Premises and Equipment

The following summarizes the components of premises and equipment as of December 31, 2005 and 2004:


                                                      2005              2004
                                                   -----------------------------
Land .......................................       $ 4,088,126       $ 2,945,414
Buildings ..................................        17,726,327        12,052,192
Furniture and equipment ....................        12,185,429         9,566,067
                                                   -----------------------------
                                                    33,999,882        24,563,673
Less accumulated depreciation ..............         8,378,141         6,463,083
                                                   -----------------------------
                                                   $25,621,741       $18,100,590
                                                   =============================


Certain facilities are leased under operating leases. Rental expense was $1,037,747, $866,581, and $837,271 for the years ended December 31, 2005, 2004, and 2003, respectively.

Future minimum rental commitments under noncancelable leases are as follows as of December 31, 2005:

Year ending December 31:
  2006...............................................                 $  642,941
  2007...............................................                    551,882
  2008...............................................                    552,626
  2009...............................................                    554,858
  2010...............................................                    540,085
  Thereafter.........................................                  2,160,535
                                                                      ----------
                                                                      $5,002,927
                                                                      ==========

Note 6. Acquisition

On August 26, 2005, Quad City Bank & Trust acquired 80% of the membership units of M2 Lease Funds. Quad City Bank & Trust acquired assets and assumed liabilities totaling $35.0 million and $30.0 million, respectively, for a purchase price of $5.0 million, which resulted in goodwill of $3.2 million and minority interest of $573 thousand. In accordance with the provisions of FAS Statement 142, goodwill is not being amortized, but will be evaluated annually for impairment. M2 Lease Funds, which is based in the Milwaukee, Wisconsin, area, is engaged in the business of leasing machinery and equipment to commercial and industrial businesses under direct financing lease contracts. M2 Lease Funds' operating results are included in the Company's Consolidated Statements of Income from August 26, 2005 through December 31, 2005.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:


Leases receivable held for investment, net ................        $ 31,673,951
Premises and equipment, net ...............................              82,714
Goodwill ..................................................           3,222,688
Other assets ..............................................              47,177
                                                                   ------------
     Total assets acquired ................................        $ 35,026,530
                                                                   ------------

Other borrowings ..........................................         (25,368,638)
Other liabilities .........................................          (4,117,165)
Minority interest .........................................            (573,427)
                                                                   ------------
     Total liabilities assumed ............................        $(30,059,230)
                                                                   ------------
     Net assets acquired ..................................        $  4,967,300
                                                                   ============


Note 7. Deposits

The  aggregate   amount  of  certificates  of  deposit,   each  with  a  minimum
denomination of $100,000,  was  $170,994,735 and $165,685,917 as of December 31,
2005 and 2004, respectively.

As of December 31, 2005, the scheduled maturities of certificates of deposit were as follows:

Year ending December 31:
  2006............................................                  $246,127,949
  2007............................................                    40,682,057
  2008............................................                     4,127,720
  2009............................................                    10,943,271
  2010............................................                     5,785,018
                                                                    ------------
                                                                    $307,666,015
                                                                    ============

Note 8. Short-Term Borrowings

Short-term borrowings as of December 31, 2005 and 2004 are summarized as follows:

                                                         2005           2004
                                                     ---------------------------
Overnight repurchase agreements with customers ...   $ 54,659,851   $ 47,551,178
Federal funds purchased ..........................     52,810,000     57,220,000
                                                     ---------------------------
                                                     $107,469,851   $104,771,178
                                                     ===========================

Information concerning repurchase agreements is summarized as follows as of December 31, 2005 and 2004:

                                                                2005            2004
                                                            ----------------------------
Average daily balance during the period .................   $ 55,092,272    $ 43,148,089
Average daily interest rate during the period ...........          1.43%           0.88%
Maximum month-end balance during the period .............   $ 60,024,590    $ 48,354,535
Weighted average rate as of end of period ...............          1.47%           0.75%

Securities underlying the agreements as of end of period:
  Carrying value ........................................   $104,145,318    $ 86,843,644
  Fair value ............................................    104,145,318      86,843,644

The  securities  underlying the agreements as of December 31, 2005 and 2004 were
under  the  Company's   control  in   safekeeping   at   third-party   financial
institutions.

Information concerning federal funds purchased is summarized as follows as of December 31, 2005 and 2004:


                                                      2005              2004
                                                --------------------------------

Average daily balance during the period .....   $   51,536,446    $   65,298,766
Average daily interest rate during the
  period ....................................            3.07%             1.76%
Maximum month-end balance during the period .   $   83,125,000    $   95,775,000
Weighted average rate as of end of period ...            3.15%             1.57%


Note 9. Federal Home Loan Bank Advances

The subsidiary banks are members of either the Federal Home Loan Bank of Des Moines or the Federal Home Loan Bank of Chicago (FHLB). As of December 31, 2005 and 2004, the subsidiary banks held $7,270,300 and $5,586,800, respectively, of FHLB stock. Maturity and interest rate information on advances from the FHLB as of December 31, 2005 and 2004 is as follows:


                                                      December 31, 2005
                                              ----------------------------------
                                                                  Weighted
                                                                   Average
                                                                 Interest Rate
                                                Amount Due        at Year-End
                                              ----------------------------------
Maturity:
  Year ending December 31:
    2006 ............................         $ 19,410,000             3.02%
    2007 ............................           42,200,000             3.84
    2008 ............................           17,100,000             3.69
    2009 ............................           14,200,000             4.05
    2010 ............................            8,100,000             5.16
    Thereafter ......................           28,990,854             4.22
                                              ------------
     Total FHLB advances                      $130,000,854             3.89
                                              ============

Of the advances maturing after December 31, 2006, $30,000,000 have options which allow the FHLB, at its discretion, to terminate the advances and require the subsidiary banks to repay at predetermined dates prior to the stated maturity date of the advances.


                                                       December 31, 2004
                                              ----------------------------------
                                                                   Weighted
                                                                    Average
                                                                 Interest Rate
                                                Amount Due        at Year-End
                                              ----------------------------------
Maturity:
  Year ending December 31:
    2005 ............................         $  7,500,000             2.61%
    2006 ............................           18,410,000              2.96
    2007 ............................           16,200,000              3.58
    2008 ............................           15,100,000              3.60
    2009 ............................           11,700,000              3.95
    Thereafter ......................           23,111,877              4.65
                                              ------------
     Total FHLB advances                      $ 92,021,877              3.69
                                              ============


Advances are collateralized by securities with a carrying value of $14,978,433 and $6,112,175 as of December 31, 2005 and 2004, respectively. Advances as of December 31, 2005 and 2004 are also collateralized by 1-to-4 unit residential, home equity 2nd mortgages, commercial real estate, home equity lines of credit, and business loans equal to 135%, 175%, 175%, 200%, and 250%, respectively, of total outstanding notes. At December 31, 2005, the aggregate total of loans pledged was $247,864,749.

Note 10. Other Borrowings

Other borrowings as of December 31, 2005 and 2004 are summarized as follows:


                                                            2005         2004
                                                        ------------------------
364-day revolving note ...............................  $ 5,500,000  $ 6,000,000
3-year revolving note ................................    5,000,000           --
Non-recourse notes ...................................      264,914           --
                                                        ------------------------
                                                        $10,764,914  $ 6,000,000
                                                        ========================

As of December 31, 2005, the Company had two unsecured revolving credit notes totaling $15,000,000 in the aggregate. There was a 364-day revolving note, which matures December 21, 2006, for $10,000,000 and had a balance outstanding of $5,500,000 as of December 31, 2005. There was a 3-year revolving note, which matures December 30, 2007, for $5,000,000 and carried a balance of $5,000,000 at December 31, 2005. For both notes, interest is payable monthly at the Federal Funds rate plus 1% per annum, as defined in the credit agreements. As of December 31, 2005, the interest rate on both notes was 5.19%.

At December 31, 2005, the Company held two fixed rate, non-recourse notes totaling $264,914, which were assumed in the acquisition of M2 Lease Funds in August 2005. Each of the notes is collateralized by leased machinery and equipment, and the terms of the notes are determined by the terms of the related leases. As of December 31, 2005, one note had an outstanding balance of $64,385 at an interest rate of 8.48% and a maturity date in May 2006. As of December 31, 2005, the second note had an outstanding balance of $200,529 at an interest rate of 6.00% and a maturity date in August 2007.

The revolving credit note agreements contain certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios.

As of December 31, 2004, the Company had two unsecured revolving credit notes totaling $15,000,000 in aggregate. There was a 365-day revolving note, which matured December 22, 2005, for $10,000,000 and had a balance outstanding of $6,000,000 as of December 31, 2004. There was a 3-year revolving note, which matures December 30, 2007, for $5,000,000 and carried no balance at December 31, 2004. For both notes, interest was payable monthly at the Federal Funds rate plus 1% per annum, as defined in the credit agreements. As of December 31, 2004, the interest rate on both notes was 3.23%.

Unused lines of credit of the subsidiary banks as of December 31, 2005 and 2004 are summarized as follows:


                                                 2005                   2004
                                             -----------------------------------
Secured ..........................           $ 13,000,000           $ 13,000,000
Unsecured ........................             91,500,000             86,500,000
                                             -----------------------------------
                                             $104,500,000           $ 99,500,000
                                             ===================================


Note 11. Junior Subordinated Debentures

Junior subordinated debentures are summarized as of December 31, 2005 and 2004 as follows:


                                                           2005          2004
                                                       -------------------------
Note Payable to Trust II ...........................   $12,372,000   $12,372,000
Note Payable to Trust III ..........................     8,248,000     8,248,000
Note Payable to Trust IV ...........................     5,155,000            --
                                                       -------------------------
                                                       $25,775,000   $20,620,000
                                                       =========================


In June 1999, the Company issued 1,200,000 shares of 9.2% cumulative trust preferred securities through a newly formed subsidiary, Trust I, which used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. These securities were $12,000,000 at December 31, 2003. In February 2004, the Company issued, in a private transaction, $12,000,000 of fixed/floating rate capital securities and $8.0 million of floating rate capital securities through two newly formed subsidiaries, Trust II and Trust III, respectively. The securities issued by Trust II and Trust III mature in thirty years. The fixed/floating rate capital securities are callable at par after seven years, and the floating rate capital securities are callable at par after five years. The fixed/floating rate capital securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they have a variable rate based on the three-month LIBOR, reset quarterly, and the floating rate capital securities have a variable rate based on the three-month LIBOR, reset quarterly, with the rate set at 7.38% for the first quarter of 2006. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $12,400,000 and $8,200,000, respectively. These securities were $20,000,000 in aggregate at December 31, 2005. On June 30, 2004, the Company redeemed the $12,000,000 of 9.2% cumulative trust preferred securities issued by Trust I in 1999. During 2004, the Company recognized a loss of $747,490 on the redemption of these trust preferred securities at their earliest call date, which resulted from the one-time write-off of unamortized costs related to the original issuance of the securities in 1999.

On May 5, 2005, the Company announced the issuance of $5,000,000 of floating rate capital securities of QCR Holdings Statutory Trust IV. The securities represent the undivided beneficial interest in Trust IV, which was established by the Company for the sole purpose of issuing the Trust Preferred Securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended and were not registered under the Act.

The securities issued by Trust IV mature in thirty years, but are callable at par after five years. The Trust Preferred Securities have a variable rate based on the three-month LIBOR, reset quarterly, with the rate set at 6.40% for the first quarter of 2006. Interest is payable quarterly. Trust IV used the $5,000,000 of proceeds from the sale of the Trust Preferred Securities, in combination with $155,000 of proceeds from its own equity, to purchase $5,155,000 of junior subordinated debentures of the Company. The Company incurred no issuance costs as a result of the transaction. The Company used the net proceeds for general corporate purposes, including the paydown of its other borrowings.

The current debentures were included on the balance sheet as liabilities; however, for regulatory purposes, approximately $16,619,000 and $16,702,000 were allowed in the calculation of Tier I capital at December 31, 2005 and 2004, respectively, with the remainder allowed as Tier II capital. The required deconsolidation of trust preferred subsidiaries, such as Trust II, Trust III, and Trust IV, under FIN 46R, calls into question the permissibility of including these securities in regulatory capital in the future. In February 2004, the Federal Reserve provided confirmation to the Company for their treatment of the new issuances as Tier 1 capital for regulatory capital purposes, subject to current established limitations.

Note 12. Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended December 31, 2005, 2004, and 2003:


                                  2005               2004               2003
                              --------------------------------------------------
Current ...............       $ 2,391,653        $ 2,689,458        $ 3,369,368
Deferred ..............          (109,452)          (185,676)          (674,681)
                              --------------------------------------------------
                              $ 2,282,201        $ 2,503,782        $ 2,694,687
                              =================================================

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2005, 2004, and 2003:


                                                                               Year Ended December 31,
                                                 -----------------------------------------------------------------------------------
                                                              2005                       2004                       2003
                                                 -------------------------- -------------------------- -----------------------------
                                                      % of                       % of                      % of
                                                     Pretax                     Pretax                    Pretax
                                                     Amount         Income      Amount         Income     Amount           Income
                                                 -----------------------------------------------------------------------------------
Computed "expected"
  tax expense ................................   $ 2,482,276         35.0%  $ 2,702,159         35.0%  $ 2,854,465         35.0%
Effect of graduated
  tax rates interest .........................       (70,922)        (1.0)      (77,205)        (1.0)      (81,556)        (1.0)
Tax exempt income, net .......................      (231,370)        (3.3)     (220,560)        (2.9)     (212,105)        (2.6)
Bank-owned life
  insurance ..................................      (213,388)        (3.0)     (212,060)        (2.7)      (62,390)        (0.8)
State income taxes, net
  of federal benefit .........................       262,850          3.7       303,735          3.9       226,446          2.8
Other ........................................        52,755          0.7         7,713          0.1       (30,173)        (0.4)
                                                 -----------------------------------------------------------------------------------
                                                 $ 2,282,201         32.1%  $ 2,503,782         32.4%  $ 2,694,687         33.0%
                                                 ===================================================================================

The net deferred tax assets included with other assets on the consolidated balance sheets consisted of the following as of December 31, 2005 and 2004:


                                                              2005         2004
                                                           -----------------------
Deferred tax assets:
  Net unrealized losses on securities
    available for sale .................................   $  322,996   $       --
  Compensation .........................................    1,465,821    1,291,563
  Loan and credit card losses ..........................    3,039,498    3,309,991
  Other ................................................      120,704      116,997
                                                           -----------------------
                                                            4,949,019    4,718,551
                                                           -----------------------
Deferred tax liabilities:
  Net unrealized gains on securities available for sale            --      407,798
  Premises and equipment ...............................      920,329    1,052,783
  Investment accretion .................................       33,098       37,260
  Deferred loan origination fees, net ..................      168,177      223,339
  Other ................................................      106,881      117,083
                                                           -----------------------
                                                            1,228,485    1,838,263
                                                           -----------------------
     Net deferred tax asset ...........................    $3,720,534   $2,880,288
                                                           =======================

The change in deferred income taxes was reflected in the consolidated financial statements as follows for the years ended December 31, 2005, 2004, and 2003:


                                               2005         2004         2003
                                            -----------------------------------
Provision for income taxes ..............   $(109,452)   $(185,676)   $(674,681)
Statement of stockholders' equity-
  accumulated other comprehensive
  income, unrealized (losses)
  on securities available for sale, net .    (730,794)    (674,839)    (208,088)
                                            -----------------------------------
                                            $(840,246)   $(860,515)   $(882,769)
                                            ===================================

Note 13. Employee Benefit Plans

The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee's compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. Company contributions for the years ended December 31, 2005, 2004, and 2003 were as follows:


                                                   2005       2004       2003
                                                 -------------------------------
Matching contribution .......................... $557,299    $415,582   $377,854
Discretionary contribution .....................   90,100      89,000     90,000
                                                 -------------------------------
                                                 $647,399    $504,582   $467,854
                                                 ===============================

The Company has offered nonqualified supplemental executive retirement plans (SERPs) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified plans. During the years ended December 31, 2005 and 2004, the Company's contributions were $176,313 and $134,000, respectively. As of December 31, 2005 and 2004, the liability related to the SERPs was $310,313 and $134,000, respectively.

The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company's matching contribution differs by officer and is a maximum of between $7,000 and $20,000 annually. Interest on the deferred amounts is earned at The Wall Street Journal's prime rate subject to a minimum of 4% and a maximum of 12% with such limits differing by officer. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. During the years ended December 31, 2005, 2004, and 2003 the Company expensed $124,562, $107,420, and $86,275, respectively, related to the agreements. As of December 31, 2005 and 2004 the liability related to the agreements totals $830,222 and $627,160, respectively.

The Company has also entered into deferred compensation agreements with certain management officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company's matching contribution differs by officer and is a maximum between 4% and 10% of officer's compensation. Interest on the deferred amounts is earned at The Wall Street Journal's prime rate plus one percentage point, and has a minimum of 4% and shall not exceed 8%. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. During the years ended December 31, 2005 and 2004, the Company expensed $44,111 and $21,448, respectively related to the agreements. As of December 31, 2005 and 2004, the liability related to the agreements totaled $170,949 and $62,152, respectively.

Note 14. Stock Based Compensation

Stock option and incentive plans:

The Company's Board of Directors and its stockholders adopted in June 1993 the QCR Holdings, Inc. Stock Option Plan (Stock Option Plan). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of incentive stock options or nonqualified stock options granted under the Stock Option Plan. All of the options have been granted under this plan, and on June 30, 2003, the plan expired. The Company's Board of Directors adopted in November 1996 the QCR Holdings, Inc. 1997 Stock Incentive Plan (1997 Stock Incentive Plan). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 1997 Stock Incentive Plan. As of December 31, 2004, there are no remaining options available for grant under this plan. The Company's Board of Directors adopted in January 2004, and the stockholders approved in May 2004, the QCR Holdings, Inc. 2004 Stock Incentive Plan (2004 Stock Incentive Plan). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 2004 Stock Incentive Plan. As of December 31, 2005, there are 170,312 remaining options available for grant under this plan. The Stock Option Plan, the 1997 Stock Incentive Plan, and the 2004 Stock Incentive Plan (stock option plans) are administered by the Executive Committee appointed by the Board of Directors (Committee).

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

A summary of the stock option plans as of December 31, 2005, 2004, and 2003 and changes during the years then ended is presented below:

                                                                                  December 31,
                                                     ----------------------------------------------------------------------------
                                                              2005                     2004                      2003
                                                     -----------------------  -----------------------   -------------------------
                                                                  Weighted                Weighted                     Weighted
                                                                   Average                 Average                      Average
                                                                  Exercise                Exercise                     Exercise
                                                       Shares       Price       Shares      Price          Shares        Price
                                                     ----------------------------------------------------------------------------
Outstanding, beginning ............................    244,816    $   11.56     224,800    $   8.57         300,566    $   7.56
  Granted .........................................     34,400        21.08      60,100       19.33           7,350       13.47
  Exercised .......................................    (25,335)       20.62     (38,604)       6.35         (75,998)       4.98
  Forfeited .......................................     (1,223)       12.63      (1,480)       8.99          (7,118)       9.41
                                                     ----------------------------------------------------------------------------
Outstanding, ending ...............................    252,658        13.25     244,816       11.56         224,800        8.57
                                                     ============================================================================

Exercisable, ending ...............................    146,979                  135,210                     145,598

Weighted average fair
  value per option of
  options granted
  during the period ...............................  $    8.99                $    8.29                   $    5.58


A further summary of options outstanding as of December 31, 2005 is presented below:


                                       Options Outstanding
                       -------------------------------------------------
                                                                                 Options Exercisable
                                             Weighted                      -------------------------------
                                             Average         Weighted                        Weighted
                                            Remaining         Average                         Average
   Range of                Number          Contractual       Exercise          Number        Exercise
Exercise Prices         Outstanding           Life            Price        Exercisable        Price
----------------------------------------------------------------------------------------------------------
$5.89 to $6.90                22,722         $ 4.62           $ 6.61              19,242          $ 6.55
$7.00 to $7.13                35,450           5.22             7.01              26,000            7.01
$7.45 to $9.39                38,878           1.74             8.88              37,978            8.91
$9.87 to $11.64               34,892           5.70            10.33              25,782           10.40
$11.83 to $18.40              45,986           3.49            15.66              27,626           14.25
$18.67 to $20.90              45,130           8.44            19.78              10,351           19.68
$21.00 to $22.00              29,600           9.05            21.29                  --              --
                      --------------                                       -------------
                             252,658                                             146,979
                      ==============                                       =============


Stock appreciation rights:

Additionally, the 1997 Stock Incentive Plan and 2004 Stock Incentive Plan allow the granting of stock appreciation rights (SARs). SARs are rights entitling the grantee to receive cash having a fair market value equal to the appreciation in the market value of a stated number of shares from the date of grant. Like options, the number and exercise price of SARs granted is determined by the Committee. The SARs vest 20% per year, and the term of the SARs may not exceed 10 years from the date of the grant. As of December 31, 2005, 2004, and 2003 there were 104,775, 111,375, and 135,525 SARs, respectively, outstanding, with 93,435, 84,810, and 92,310, respectively, exercisable. During the years ended 2005, 2004, and 2003 the Company expensed ($137,026), $297,441, and $915,224, respectively, related to the SARs. As of December 31, 2005 and 2004 the liability related to the SARs totals $1,035,935 and $1,251,908, respectively.

A further summary of SARs is presented below:


                                     December 31, 2005           Liability Recorded for SARs
                               ------------------------------- --------------------------------
                                                                        December 31,
                                    SARs            SARs       --------------------------------
Exercise Price                   Outstanding    Exercisable          2005             2004
-----------------------------------------------------------------------------------------------
$6.90                                   32,250         25,410      $   412,800     $   488,565
$7.00                                   12,600          8,100          160,020         193,200
$9.11                                   12,750         12,750          134,980         151,555
$10.75                                  16,575         16,575          148,346         185,269
$11.83                                   4,425          4,425           34,810          54,313
$12.17                                     750            750            5,650           6,625
$13.55                                      --             --               --              --
$14.22                                  25,425         25,425          139,329         172,381
                               ----------------------------------------------------------------
                                       104,775         93,435      $ 1,035,935     $ 1,251,908
                               ================================================================

Stock purchase plan:

The Company's Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the "Purchase Plan"). As of January 1, 2005 there were 128,185 shares of common stock available for issuance under the Purchase Plan. For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 90% of the fair market value at the date of the grant or the investment date. The investment date, as established by the Board of Directors of the Company, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in an offering period is $5,000. Additionally, the maximum percentage that any one participant can elect to contribute is 5% of his or her compensation. During the year ended December 31, 2005, 10,516 shares were granted and 10,584 purchased. Shares granted during the year ended December 31, 2005 had a weighted average fair value of $3.09 per share.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the subsidiary banks' categories. The Company and the subsidiary banks' actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the table (dollars in thousands).


                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                       For Capital            Prompt Corrective
                                                Actual              Adequacy Purposes         Action Provisions
                                       -----------------------------------------------------------------------------
                                           Amount       Ratio        Amount       Ratio       Amount       Ratio
                                       -----------------------------------------------------------------------------
As of December 31, 2005:
  Company:
    Total risk-based capital             $ 86,515       10.14%     $ 68,252  >=    8.0%           N/A         N/A
    Tier 1 risk-based capital              69,081        8.10%       34,126  >=    4.0            N/A         N/A
    Leverage ratio                         69,081        6.84%       40,373  >=    4.0            N/A         N/A
  Quad City Bank & Trust:
    Total risk-based capital             $ 60,670       10.22%     $ 47,480  >=    8.0%      $ 59,350 >=    10.0%
    Tier 1 risk-based capital              54,609        9.20%       23,740  >=    4.0         35,610 >=      6.0
    Leverage ratio                         54,609        7.84%       27,876  >=    4.0         34,845 >=      5.0
  Cedar Rapids Bank & Trust:
    Total risk-based capital             $ 23,476       10.26%     $ 18,313  >=    8.0%      $ 22,891 >=    10.0%
    Tier 1 risk-based capital              20,869        9.12%        9,156  >=    4.0         13,735 >=      6.0
    Leverage ratio                         20,869        7.46%       11,186  >=    4.0         13,983 >=      5.0
  Rockford Bank & Trust (A):
    Total risk-based capital             $  9,019       29.77%     $  2,424  >=   8.0%        $ 3,030 >=    10.0%
    Tier 1 risk-based capital               8,757       28.90%        1,212  >=    4.0          1,818 >=      6.0
    Leverage ratio                          8,757       24.16%        1,450  >=    4.0          1,813 >=      5.0



                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                       For Capital            Prompt Corrective
                                                Actual              Adequacy Purposes         Action Provisions
                                       -----------------------------------------------------------------------------
                                           Amount       Ratio        Amount       Ratio       Amount       Ratio
                                       -----------------------------------------------------------------------------
As of December 31, 2004:
  Company:
    Total risk-based capital             $ 79,299       10.9%      $ 58,066  >=    8.0%          N/A         N/A
    Tier 1 risk-based capital              66,807        9.2         29,033  >=    4.0           N/A         N/A
    Leverage ratio                         66,807        7.8         34,209  >=    4.0           N/A         N/A
  Quad City Bank & Trust:
    Total risk-based capital             $ 54,772       10.3%      $ 42,513  >=    8.0%      $ 53,141 >     10.0%
    Tier 1 risk-based capital              48,127        9.1         21,256  >=    4.0         31,885 >      6.0
    Leverage ratio                         48,127        7.6         25,476  >=    4.0         31,845 >      5.0
  Cedar Rapids Bank & Trust:
    Total risk-based capital             $ 20,680       10.8%      $ 15,280  >=    8.0%      $ 19,100 >     10.0%
    Tier 1 risk-based capital              18,292        9.6          7,640  >=    4.0         11,460 >      6.0
    Leverage ratio                         18,292        8.2          8,949  >=    4.0         11,186 >      5.0


(A) As a de novo bank, Rockford Bank & Trust cannot, without the prior consent of the Federal Reserve Bank, pay dividends until TTED] after the first three years of operations and two consecutive satisfactory CAMELS ratings. In addition, the Bank is required to maintain a tangible Tier I leverage ratio of at least 9% throughout its first three years of operations. The de novo period for Rockford Bank & Trust will expire in January 2008.

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

Note 16. Earnings Per Common Share

The following information was used in the computation of basic and diluted earnings per common share for the years ended December 31, 2005, 2004, and 2003:


                                                        2005         2004         2003
                                                     ------------------------------------

Net income .......................................   $4,810,015   $5,216,672   $5,460,927
                                                     ====================================

Weighted average common shares outstanding .......    4,518,162    4,234,345    4,173,063
Weighted average common shares issuable upon
  exercise of stock options and under the Employee
  Stock Purchase Plan ............................       98,394      110,420      109,520
                                                     ------------------------------------
Weighted average common and common
  equivalent shares outstanding ..................    4,616,556    4,344,765    4,282,583
                                                     ====================================


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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer. At December 31, 2005 and 2004 no amounts have been recorded as liabilities for the subsidiary banks' potential obligations under these guarantees.

As of December 31, 2005 and 2004, commitments to extend credit aggregated $385,779,000 and $257,569,000, respectively. As of December 31, 2005 and 2004, standby letters of credit aggregated $15,242,000 and $12,653,000, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $2,632,400 and $3,498,809 as of December 31, 2005 and 2004, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as, breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company's subsidiary banks, the Company had $43,439,000 and $35,587,000 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2005 and 2004, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2005, 2004, and 2003. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

During  fiscal 2004,  Quad City Bank & Trust joined the Federal Home Loan Bank's
(FHLB) Mortgage Partnership Finance (MPF) Program, which offers a "risk-sharing" alternative to selling residential mortgage loans to investors in the secondary market. Lenders funding mortgages through the MPF Program manage the credit risk of the loans they originate. The loans are funded by the FHLB and held within their portfolio, thereby managing the liquidity, interest rate, and prepayment risks o& the loans. Lenders participating in the MPF Program receive monthly credit enhancement fees for managing the credit risk of the loans they originate. Any credit losses incurred on those loans will be absorbed first by private mortgage insurance, second by an allowance established by the FHLB, and third by withholding monthly credit enhancements due to the participating lender. At December 31, 2005, Quad City Bank & Trust had funded $13,800,000 of mortgages through the FHLB's MPF Program with an attached credit exposure of $279,000. At December 31, 2004, Quad City Bank & Trust had funded $11,700,000 of mortgages through the FHLB's MPF Program with an attached credit exposure of $240,000. In conjunction with its participation in this program, Quad City Bank & Trust had an allowance for credit losses on these off-balance sheet exposures of $48 thousand and $11 thousand at December 31, 2005 and December 31, 2004, respectively.

Bancard is subject to the risk of cardholder chargebacks and its merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant. Until 2004, Bancard had not experienced any notable chargeback activity in which local or agent bank merchant's cash reserves on deposit were not sufficient to cover the chargeback volumes. However, in 2004, two of these merchants experienced cases of fraud and subsequent chargeback volumes that surpassed their cash reserves. As a result, Bancard incurred $196,000 of chargeback loss expense due to the fraudulent activity on these two merchants and in the establishment in August of an allowance for chargeback losses. Throughout 2005 monthly provisions were made to the allowance for chargeback losses based on the dollar volumes of merchant credit card activity. For the year ended December 31, 2005, monthly provisions were made totaling $48,000. An aggregate of $135,000 of reversals of specific merchant reserves during 2005 more than offset these provisions. At December 31, 2005 and 2004, Bancard had a merchant chargeback reserve of $77,000 and $164,000, respectively. Management will continually monitor merchant credit card volumes, related chargeback activity, and Bancard's level of the allowance for chargeback losses.

The Company also has a limited guarantee to MasterCard International, Incorporated, which is backed by a $750,000 letter of credit from The Northern Trust Company. As of December 31, 2005 and 2004, there were no significant pending liabilities.

Aside from cash on-hand and in-vault, the majority of the Company's cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $9,800,000 and $10,900,000 as of December 31, 2005 and 2004, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.

In an arrangement with Goldman, Sachs and Company (Goldman Sachs), Cedar Rapids Bank & Trust offers a cash management program for select customers. Using this cash management tool, the customer's demand deposit account performs like an investment account. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund distributed by Goldman Sachs. As with a traditional demand deposit account, customers retain complete check-writing and withdrawal privileges. If the demand deposit account balance drops below the predetermined threshold, funds are automatically swept back from the money market fund at Goldman Sachs to the account at Cedar Rapids Bank & Trust to maintain the required minimum balance. Balances swept into the money market funds are not bank deposits, are not insured by any U.S. government agency, and do not require cash reserves to be set against the balances. At December 31, 2005 and December 31, 2004, the Company had $36,052,000 and $3,546,000,
respectively, of customer funds invested in this cash management program.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The Company has purchase obligations which represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms. At December 31, 2005, the Company's purchase obligations were primarily related to certain contractual payments for capital expenditures of facilities expansion. The Company has operating contract obligations which represent short and long-term payments for data processing equipment and services, software, and other equipment and professional services. The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to these third parties by payment date.


                                                  Purchase          Operating
                                                 Obligations        Contracts
                                              ----------------------------------
Year ending December 31:
  2006 .....................................  $   2,900,000     $   1,546,712
  2007 .....................................             --         1,072,451
  2008 .....................................             --           995,837
  2009 .....................................             --           883,113
  2010 ..... ...............................             --             3,750
  Thereafter ...............................             --            11,950
                                              ----------------------------------
                                              $   2,900,000     $   4,513,813
                                              ==================================

The Company also has operating lease obligations under noncancelable leases for several of its facilities. See Note 5.

In the third quarter of 2005, Rockford Bank & Trust initiated plans for a second banking location in Rockford, Illinois on Guilford Road at Alpine. A temporary modular facility opened in December providing a drive-up lane and drive-up ATM. The Company plans to build a 20,000 square foot banking facility at a projected cost of $4.4 million. Completion of the new facility is anticipated to occur in October of 2006. During 2005, capitalized costs associated with this project were $1.5 million.

Note 18. Quarterly Results of Operations (Unaudited)


                                                                           Year Ended December 31, 2005
                                                            ----------------------------------------------------------
                                                               March           June         September       December
                                                                2005           2005            2005           2005
                                                            ----------------------------------------------------------
Total interest income ...................................   $ 10,679,989   $ 11,538,870    $ 12,502,512   $ 13,966,897
Total interest expense ..................................      4,191,650      4,781,874       5,642,350      6,664,911
                                                            ----------------------------------------------------------
     Net interest income ................................      6,488,339      6,756,996       6,860,162      7,301,986
Provision for loan losses (gains) .......................        301,206       (147,418)        382,752        340,544
Noninterest income ......................................      2,516,475      2,434,878       2,508,535      2,612,615
Noninterest expenses ....................................      6,752,705      7,443,341       7,589,747      7,647,355
Minority interest in income of
  consolidated subsidiary ...............................             --             --          20,651         56,887
                                                            ----------------------------------------------------------
     Net income before
     income taxes .......................................      1,950,903      1,895,951       1,375,547      1,869,815
Federal and state income taxes ..........................        627,153        633,428         419,968        601,652
                                                            ----------------------------------------------------------
     Net income .........................................   $  1,323,750   $  1,262,523    $    955,579   $  1,268,163
                                                            ==========================================================

Earnings per common share:
  Basic .................................................   $       0.29   $       0.28    $       0.21   $       0.28
  Diluted ...............................................           0.29           0.27            0.21           0.27



                                                                           Year Ended December 31, 2004
                                                            ----------------------------------------------------------
                                                               March           June         September       December
                                                                2004           2004            2004           2004
                                                            ----------------------------------------------------------
Total interest income                                       $ 8,678,807    $ 9,225,725     $ 9,799,578    $ 10,312,730
Total interest expense                                        2,902,869      3,206,913       3,368,355       3,846,631
                                                            ----------------------------------------------------------
     Net interest income                                      5,775,938      6,018,812       6,431,223       6,466,099
Provision for loan losses (gains)                               856,841        467,659         411,385        (363,677)
Noninterest income                                            2,358,736      2,379,412       2,019,557       1,923,736
Noninterest expenses                                          6,089,088      5,437,580       5,913,274       6,840,909
                                                            ----------------------------------------------------------
     Net income before
     income taxes                                             1,188,745      2,492,985       2,126,121      1,912,603
Federal and state income taxes                                  352,828        821,773         703,464        625,717
                                                            ---------------------------------------------------------
     Net income                                             $   835,917    $ 1,671,212     $ 1,422,657    $ 1,286,886
                                                            =========================================================

Earnings per common share:
  Basic                                                     $     0.20     $     0.40      $     0.33     $      0.30
  Diluted                                                         0.19           0.39            0.33            0.29


Note 19. Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):

Condensed Balance Sheets
December 31, 2005 and 2004

Assets                                                     2005           2004
----------------------------------------------------------------------------------
Cash and due from banks ...........................   $    842,260    $  6,125,728
Interest-bearing deposits at financial
  institutions ....................................         95,727         415,439
Securities available for sale, at fair value ......      1,593,719       1,638,617
Investment in bank subsidiaries ...................     86,100,599      66,900,880
Investment in nonbank subsidiaries ................      1,376,780       1,250,673
Net loans receivable ..............................             --          21,764
Other assets ......................................      2,070,084       2,552,837
                                                      ----------------------------
     Total assets .................................   $ 92,079,169    $ 78,905,938
                                                      ============================

Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------
Liabilities:
  Other borrowings ................................   $ 10,500,000    $  6,000,000
  Junior subordinated debentures ..................     25,775,000      20,620,000
  Other liabilities ...............................      1,337,470       1,512,138
                                                      ----------------------------
     Total liabilities ............................     37,612,470      28,132,138
                                                      ----------------------------

Stockholders' Equity:
  Common stock ....................................      4,531,224       4,496,730
  Additional paid-in capital ......................     20,776,254      20,329,033
  Retained earnings ...............................     29,726,700      25,278,666
  Accumulated other comprehensive income (loss) ...       (567,479)        669,371
                                                      ----------------------------
     Total stockholders' equity ...................     54,466,699      50,773,800
                                                      ----------------------------

     Total liabilities and stockholders' equity ...   $ 92,079,169    $ 78,905,938
                                                      ============================

Condensed Statements of Income
Years Ended December 31, 2005, 2004, and 2003

                                                    2005         2004         2003
------------------------------------------------------------------------------------
Total interest income .......................   $   48,991   $  114,731   $   83,894
Securities gains, net .......................           50       26,188            5
Equity in net income of bank subsidiaries ...    6,491,611    7,643,815    6,075,566
Equity in net income of nonbank subsidiaries       405,220      259,660      867,217
Other .......................................      386,382      212,814      303,052
                                                ------------------------------------
     Total income ...........................    7,332,254    8,257,208    7,329,734
                                                ------------------------------------

Interest expense ............................    1,988,963    2,547,534    1,361,939
Salaries and employee benefits ..............      778,402    1,135,333      720,989
Professional and data processing fees .......      508,237      361,063      288,217
Other .......................................      344,280      423,347      292,914
                                                ------------------------------------
     Total expenses .........................    3,619,882    4,467,277    2,664,059
                                                ------------------------------------

     Income before income tax benefit .......    3,712,372    3,789,931    4,665,675

Income tax benefit ..........................    1,097,643    1,426,741      795,252
                                                ------------------------------------
     Net income .............................   $4,810,015   $5,216,672   $5,460,927
                                                ====================================


Condensed Statements of Cash Flows
Years Ended December 31, 2005, 2004, and 2003

                                                                  2005            2004            2003
----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income ..............................................   $  4,810,015    $  5,216,672    $  5,460,927
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Distributions in excess of (less than) earnings of:
      Bank subsidiaries ...................................     (6,491,611)     (6,643,815)     (5,075,566)
      Nonbank subsidiaries ................................         28,893       2,662,973          41,775
    Depreciation ..........................................          3,877           4,507           4,506
    Provision for loan losses .............................          3,269              --              --
    Loss on redemption of junior subordinated debentures ..             --         747,490              --
    Investment securities gains, net ......................            (50)        (26,188)             (5)
    Tax benefit of nonqualified stock options exercised ...        125,993         190,248         274,871
    (Increase) decrease in accrued interest receivable ....         26,788         (28,252)         (6,715)
    (Increase) decrease in other assets ...................        424,737      (1,103,348)       (299,820)
    Increase (decrease) in other liabilities ..............       (176,051)        523,507         (47,516)
                                                              --------------------------------------------
        Net cash (used in) provided by operating activities     (1,244,140)      1,543,794         352,457
                                                              --------------------------------------------

Cash Flows from Investing Activities:
  Net (increase) decrease in interest-bearing deposits at
    financial institutions ................................        319,712        (281,648)        153,118
  Purchase of securities available for sale ...............       (167,736)       (307,392)        (28,496)
  Proceeds from calls and maturities of securities ........        298,988         227,001         200,000
  Capital infusion, bank subsidiaries .....................    (14,000,000)     (4,000,000)     (5,000,000)
  Capital infusion, nonbank subsidiaries ..................       (155,000)       (620,000)       (500,000)
  Net loans (originated) repaid ...........................         22,084              --            (757)
  Purchase of premises and equipment ......................         (7,500)             --              --
                                                              --------------------------------------------
        Net cash used in investing activities .............    (13,689,452)     (4,982,039)     (5,176,135)
                                                              --------------------------------------------

Cash Flows from Financing Activities:
  Net (decrease) increase in other borrowings .............      4,500,000      (4,000,000)      5,000,000
  Proceeds from issuance of junior subordinated debentures       5,155,000      20,620,000              --
  Redemption of junior subordinated debentures ............             --     (12,000,000)             --
  Payment of cash dividends ...............................       (360,598)       (336,816)       (277,086)
  Payment from fractional shares on 3:2 stock split .......             --          (2,549)             --
  Proceeds from issuance of common stock, net .............        355,722       5,028,831         148,503
                                                              --------------------------------------------
        Net cash provided by financing activities .........      9,650,124       9,309,466       4,871,417
                                                              --------------------------------------------

        Net increase (decrease) in cash and due from banks      (5,283,468)      5,871,221          47,739

Cash and due from banks:
  Beginning ...............................................      6,125,728         254,507         206,768
                                                              --------------------------------------------
  Ending ..................................................   $    842,260    $  6,125,728    $    254,507
                                                              ============================================

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

Loans/leases receivable: The fair values for variable rate loans equal their carrying values. The fair values for all other types of loans/leases are estimated using discounted cash flow analyses, using interest rates currently being offered for loans/leases with similar terms to borrowers with similar credit quality. The fair value of loans held for sale is based on quoted market prices of similar loans sold in the secondary market.

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

Federal Home Loan Bank advances and junior subordinated debentures: The fair value of these instruments is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Other borrowings: The fair value for variable rate other borrowings is equal to its carrying value.

Commitments to extend credit: The fair value of these commitments is not material.

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2005 and 2004 are presented as follows:


                                                                           2005                         2004
                                                               ---------------------------    --------------------------
                                                                 Carrying      Estimated       Carrying      Estimated
                                                                  Value        Fair Value        Value       Fair Value
                                                               ---------------------------------------------------------
Cash and due from banks ....................................   $ 38,956,627   $ 38,956,627   $ 21,372,342   $ 21,372,342
Federal funds sold .........................................      4,450,000      4,450,000      2,890,000      2,890,000
Interest-bearing deposits at financial
  institutions .............................................      1,270,666      1,270,666      3,857,563      3,857,563
Investment securities:
  Held to maturity .........................................        150,000        154,828        100,000        108,254
  Available for sale .......................................    182,214,719    182,214,719    149,460,886    149,460,886
Loans/leases receivable, net ...............................    747,370,175    745,921,173    639,088,836    639,212,836
Accrued interest receivable ................................      4,849,379      4,849,379      4,072,762      4,072,762
Deposits ...................................................    698,503,899    696,761,899    588,015,683    587,509,683
Short-term borrowings ......................................    107,469,851    107,469,851    104,771,178    104,771,178
Federal Home Loan Bank advances ............................    130,000,854    128,861,854     92,021,877     92,107,877
Other borrowings ...........................................     10,764,914     10,764,914      6,000,000      6,000,000
Junior subordinated debentures .............................     25,775,000     27,653,149     20,620,000     22,049,216
Accrued interest payable ...................................      2,410,398      2,410,398      1,536,976      1,536,976


Note 21.   Business Segment Information

Selected financial information on the Company's business segments, with all intercompany accounts and transactions eliminated, is presented as follows for the years ended December 31, 2005, 2004, and 2003:


                                     2005            2004              2003
                               -------------------------------------------------
Commercial banking:
  Quad City Bank & Trust:
    Revenue ................   $  36,732,246    $  32,342,266    $  32,624,650
    Net income .............       4,965,565        5,914,913        5,148,423
    Assets .................     668,896,016      634,206,797      555,403,875
    Depreciation ...........       1,476,476        1,245,853          902,175
    Capital expenditures ...       1,787,723        3,783,114        3,851,445
    Intangible assets ......              --               --               --
  Cedar Rapids Bank & Trust:
    Revenue ................      14,627,423        9,809,878        6,920,826
    Net income .............       1,274,625          873,348          249,866
    Assets .................     288,537,122      228,249,176      149,673,720
    Depreciation ...........         392,491          185,869          140,606
    Capital expenditures ...       6,170,123        3,582,029          292,260
    Intangible assets ......              --               --               --
  Rockford Bank & Trust:
    Revenue ................       1,084,242           16,476               --
    Net (loss) .............      (1,297,322)        (346,490)              --
    Assets .................      41,206,869        1,660,473               --
    Depreciation ...........          97,125           10,689               --
    Capital expenditures ...       1,744,149          207,239               --
    Intangible assets ......              --               --               --


                                     2005            2004              2003
                               -------------------------------------------------
Credit card processing:
  Revenue ...................  $  2,056,474     $  1,612,824     $  2,372,619
  Net income ................       631,954          441,117        1,056,399
  Assets ....................       575,974          889,407          736,710
  Depreciation ..............        29,359           28,535           25,656
  Capital expenditures ......        32,533           39,204            8,328
  Intangible assets .........            --               --               --

Trust management:
  Revenue ...................     2,818,832        2,530,907        2,242,747
  Net income ................       611,647          625,459          490,018
  Assets ....................           N/A              N/A              N/A
  Depreciation ..............           N/A              N/A              N/A
  Capital expenditures ......           N/A              N/A              N/A
  Intangible assets .........            --               --               --

Leasing services:
  Revenue ...................       958,854               --               --
  Net income ................       663,084               --               --
  Assets ....................    38,585,572               --               --
  Depreciation ..............         9,445               --               --
  Capital expenditures ......        37,465               --               --
  Intangible assets .........     3,222,688               --               --

All other:
  Revenue ...................       482,700          385,930          385,028
  Net (loss) ................    (2,039,538)      (2,291,675)      (1,483,779)
  Assets ....................     4,811,975        5,077,694        4,225,250
  Depreciation ..............         3,877            4,507            4,506
  Capital expenditures ......         7,500               --               --
  Intangible assets .........           --                --               --


Note 22. Subsequent Event

On February 24, 2006, the Company announced the issuance of $10,000,000 of fixed/floating rate capital securities of QCR Holdings Statutory Trust V ("Trust V"). The securities represent the undivided beneficial interest in Trust V, which was established by the Company for the sole purpose of issuing the Trust
Preferred Securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended and were not registered under the Act.

The securities issued by Trust V mature in thirty years, but are callable at par after five years. The Trust Preferred Securities have a fixed rate of 6.62%, payable quarterly, for five years, at which time they have a variable rate based on the three-month LIBOR, reset quarterly. Trust V used the $10,000,000 of proceeds from the sale of the Trust Preferred Securities, in combination with $310,000 of proceeds from its own equity, to purchase $10,310,000 million of junior subordinated debentures of the Company. The Company treats these issuances as Tier 1 capital for regulatory capital purposes, subject to current established limitations. The Company incurred no issuance costs as a result of the transaction. The Company used the net proceeds for general corporate purposes, including the paydown of its other borrowings.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2005. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting includes controls and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company's management assessed the effectiveness of the Company's internal control, over financial reporting as of December 31, 2005. Management's assessment is based on the criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2005. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

McGladrey & Pullen, LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2005 and management's assessment of the internal control over financial reporting which is included following in this Form 10-K.

McGladrey & Pullen, LLP
Certified Public Accountants


Report of Independent Registered Public Accounting Firm.

To the Board of Directors
QCR Holdings, Inc.
Moline, Illinois

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that QCR
Holdings, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired an 80% ownership interest in M2 Lease Funds, LLC. (M2) during 2005, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, M2's internal control over financial reporting associated with total assets of $38.6 million, total revenues of $948,000, and net income of $392,000 included in the consolidated financial statements of the Company as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of M2.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated January 27, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ McGladrey & Pullen, LLP

Davenport, Iowa
January 27, 2006

McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

Changes in Internal Control over Financial Reporting. The Company recently underwent a comprehensive effort to ensure compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002. As a result, several enhancements to the Company's internal controls over financial reporting have been implemented, including, but not limited to, changes in wire transfer access, reviews of file maintenance reports, and changes in the access to the issuance of credit cards. During 2005, the Company implemented one of the more significant changes, which was a comprehensive Reconciliation and Account Certification Policy, creating a centralized reconciliation process throughout the Company, culminating in a consolidated reporting package that is submitted to the Chief Financial Officer. At December 31, 2005, the Company had fully completed its evaluation and the implementation of many significant control enhancements. These control enhancements were not made in response to material weaknesses in the Company's internal control over financial reporting, but rather as part of the Company's ongoing efforts to improve internal control over financial reporting. The Company will continue to work throughout 2006 to implement additional control enhancements. Other than changes as described above, there have been no other significant changes to the Company's internal control over financial reporting during the period covered by this report that have materially effected, or are reasonably likely to affect the Company's internal control over financial reporting.

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

Equity  Compensation Plan Information

The table below sets forth the following information as of December 31, 2005 for
(i) all compensation plans previously approved by the Company's stockholders and
(ii)  all   compensation   plans  not  previously   approved  by  the  Company's
stockholders:

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



                                                 EQUITY COMPENSATION PLAN INFORMATION

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Number of securities remaining
                                         Number of securities       Weighted-average exercise                 available for
                                           to be issued upon        price of outstanding options,         future issuance under
            Plan category                     exercise of                warrants and rights            equity compensation plans
                                         outstanding options,                    (b)                      (excluding securities
                                         warrants and rights                                            reflected in column(a))
                                                 (a)                                                              (c)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders...............          255,102                             $13.29                           287,981 (1)

Equity compensation plans
not approved by security holders..               --                                 --                                --

Total.............................          255,102                             $13.29                           287,981 (1)

     (1) Includes 117,669 shares available under the QCR Holdings, Inc. Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions

The information required by this item is set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Transactions with Management" in the Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The  information   required  by  this  item  is  set  forth  under  the  caption
"Independent Registered Public Accounting Firm" in the Proxy statement and is incorporated herein by reference.


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

          (a) 3. Exhibits

          The following exhibits are either filed as a part of this Annual Report on Form 10-K or are incorporated herein by reference:

           Exhibit Number.                    Exhibit Description

               3.1 Certificate of Incorporation of QCR Holdings, Inc., as amended (incorporated herein by reference to Exhibit 3(i) of Registrant's Annual Report on Form 10K for the year ended December 31, 2004).

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

         Exhibit Number.                    Exhibit Description

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

               10.7           Executive Deferred Compensation Agreement for Todd
                              A. Gipple, Executive Vice President and Chief Financial Officer of QCR Holdings, Inc. dated January 1, 2004 (incorporated herein by reference to Exhibit 10(viii) of Registrant's Annual Report on Form 10K for the year ended December 31, 2003).

               10.8 Executive Deferred Compensation Agreement for Larry J. Helling, President and Chief Executive Officer of Cedar Rapids Bank and Trust Company dated January 1, 2004 (incorporated herein by reference to Exhibit 10(ix) of Registrant's Annual Report on Form 10K for the year ended December 31,
                              2003).

               10.9           Employment  Agreement  between QCR Holdings,  Inc.
                              and Todd A. Gipple dated January 1, 2004 (incorporated herein by reference to Exhibit 10(xi) of Registrant's Annual Report on Form 10K for the year ended December 31, 2003).

               10.10 QCR Holdings, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 5.1 of Registrant's Form S-8, file No. 333-101356).

               10.11          Dividend  Reinvestment Plan of QCR Holdings,  Inc.
                              (incorporated herein by reference to Exhibit 5.1 of Registrant's Form S-3, File No. 333-102699).

               10.12 Indenture by and between QCR Holdings, Inc. / QCR Holdings Statutory Trust II and U.S. Bank National Association, as debenture and institutional trustee, dated February 18, 2004 (incorporated herein by reference to Exhibit 10(i) of Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 2004).

               10.13 Indenture by and between QCR Holdings, Inc. / QCR Holdings Statutory Trust III and U.S. Bank National Association, as debenture and institutional trustee, dated February 18, 2004 (incorporated herein by reference to Exhibit 10(ii) of Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 2004).

               10.14          Employment  Agreement  between QCR Holdings,  Inc.
                              and Thomas Budd dated June 2004 (incorporated herein by reference to Exhibit 10(i) of Registrant's Quarterly Report on Form 10Q for the period ended June 30, 2004).

               10.15          Employment  Agreement  between QCR Holdings,  Inc.
                              and Shawn Way dated June 2004 (incorporated herein by reference to Exhibit 10(ii) of Registrant's Quarterly Report on Form 10Q for the period ended June 30, 2004).

               10.16 Lease Agreement between Quad City Bank and Trust Company and 127 North Wyman Development, L.L.C. dated November 3, 2004 (incorporated herein by reference to Exhibit 10(i) of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2004).

               10.17          2004 Stock  Incentive  Plan of QCR Holdings,  Inc.
                              (incorporated herein by reference to Exhibit B of Registrant's Form Pre 14A, filed March 5, 2004, File No. 000-22208).

               10.18 Director Compensation Schedule of QCR Holdings, Inc. (incorporated herein by reference to Registrant's Form 8-K, filed February 2, 2005, file No. 000-22208).

               10.19 Non-Qualified Supplemental Executive Retirement Agreement between Quad City Bank and Trust Company and Certain Key Executives dated February 1, 2004 (incorporated herein by reference to Exhibit 10.20 of Registrant's Annual Report on form 10K for the year ended December 31, 2004).

               10.20 Non-Qualified Supplemental Executive Retirement Agreement between Cedar Rapids Bank and Trust Company and Certain Key Executives dated February 1, 2004 (incorporated herein by reference to Exhibit 10(xxi) of Registrant's Annual Report on Form 10K for the year ended December 31, 2004).

               10.21 Executive Deferred Compensation Agreement between QCR Holdings, Inc. and Thomas Budd dated July 15, 2004 (incorporated herein by reference to Exhibit 10(xxii) of Registrant's Annual Report on Form 10K for the year ended December 31, 2004).

               10.22          Deferred  Income Plan of Quad City Holdings,  Inc.
                              (incorporated herein by reference to Exhibit 99.1 of Registrant's Form S-8, filed October 21, 1997, File No. 333-38341).

               10.23          Stock  Option  Plan of Quad  City  Holdings,  Inc.
                              (incorporated herein by reference to Exhibit 10.1 of Registrant's Form SB-2, File No. 33-67028).

               10.24 1997 Stock Incentive Plan of Quad City Holdings, Inc. (incorporated herein by reference to Exhibit
                              10.1  of   Registrant's   Form   S-8,   File   No.
                              333-87229).

               10.25 Indenture by and between QCR Holdings, Inc./QCR Holdings Statutory Trust IV and Wells Fargo Bank, National Association, as debenture and institutional trustee, dated May 4, 2005 (incorporated herein by reference to Exhibit 10(i) of Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 2005).

               10.26 Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht dated August 26, 2005 (incorporated herein by reference to Exhibit 10(i) of Registrant's Quarterly Report on Form 10Q for the quarter ended September 30, 2005).

               10.27 Indenture by and between QCR Holdings, Inc./QCR Holdings Statutory Trust V and Wells Fargo Bank, National Association, as debenture and institutional trustee, dated February 24, 2006 (exhibit is being filed herewith).

               12.1 Statement re: Computation of Ratios (exhibit is being filed herewith).

               21.1 Subsidiaries of QCR Holdings, Inc. (exhibit is being filed herewith).

               23.1           Consent   of   Independent    Registered    Public
                              Accounting   Firm  -  McGladrey   and  Pullen  LLP
                              (exhibit is being filed herewith).

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

                                       QCR HOLDINGS, INC.

Dated:  March 13, 2006                 By: /s/ Douglas M. Hultquist
                                           Douglas M. Hultquist
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                        Title                              Date
------------------------------------------------------------------------------------------------
/s/ Michael A. Bauer                Chairman of the Board of Directors          March 13, 2006
----------------------------
Michael A. Bauer


/s/ Douglas M. Hultquist            President, Chief Executive                  March 13, 2006
----------------------------
Douglas M. Hultquist                Officer and Director


/s Patrick S. Baird                 Director                                    March 13, 2006
----------------------------
Patrick Baird


/s/ James J. Brownson               Director                                    March 13, 2006
----------------------------
James J. Brownson


/s/ Larry J. Helling                Director                                    March 13, 2006
----------------------------
Larry J. Helling


/s/ Mark C. Kilmer                  Director                                    March 13, 2006
----------------------------
Mark C. Kilmer


/s/ John K. Lawson                  Director                                    March 13, 2006
----------------------------
John K. Lawson


/s/ Ronald G. Peterson              Director                                    March 13, 2006
----------------------------
Ronald G. Peterson


/s/ Henry Royer                     Director                                    March 13, 2006
----------------------------
Henry Royer

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, the Company has not applied for approval to operate as a financial holding company.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2005, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

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

During the year ended December 31, 2005, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2006, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2005, the FICO assessment rate for BIF and SAIF members was approximately 0.01% of deposits.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Superintendent to fund the operations of the Superintendent and all Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of the DFPR. The amount of the assessment payable by each Bank is calculated on the basis of that Bank's total assets. During the year ended December 31, 2005, the Iowa Banks paid supervisory assessments to the Superintendent totaling $92 thousand and the Illinois Bank paid supervisory assessments to the DFPR totaling $6 thousand.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. The Federal Reserve has established the following minimum capital standards for state-chartered insured member banks, such as the
Banks: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

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

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include:
(i) requiring   the   institution   to  submit  a  capital   restoration   plan;
(ii) limiting  the  institution's  asset growth and  restricting its activities;
(iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest cert!in subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2005: (i) neither of the Iowa Banks was subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Iowa Banks exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) each of the Iowa Banks was "well-capitalized," as defined by Federal Reserve regulations.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Iowa Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2005. As of December 31, 2005, approximately $1.9 million would have been available to be paid as dividends by the Iowa Banks. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Banks if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states the laws of which expressly authorize such expansion.

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

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $48.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $48.3 million, the reserve requirement is $1.215 million plus 10% of the aggregate amount of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Banks are in compliance with the foregoing requirements.

Recent Regulatory Developments. On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 ("FDIRA") into law as part of the Deficit Reduction Act of 2005 and on February 15, 2006, President Bush signed into law the technical and conforming amendments designed to implement FDIRA. FDIRA provides for legislative reforms to modernize the federal deposit insurance system.

Among other things, FDIRA: (i) merges the BIF and the SAIF of the FDIC into a new Deposit Insurance Fund (the "DIF"); (ii) allows the FDIC, after March 31, 2010, to increase deposit insurance coverage by an adjustment for inflation and requires the FDIC's Board of Directors, not later than April 1, 2010 and every five years thereafter, to consider whether such an increase is warranted; (iii) increases the deposit insurance limit for certain employee benefit plan deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010, and provides for pass-through insurance coverage for such deposits; (iv) increases the deposit insurance limit for certain retirement account deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010; (v) allows the FDIC's Board of Directors to set deposit insurance premium assessments in any amount the Board of Directors deems necessary or appropriate, after taking into account various factors specified in FDIRA; (vi) replaces the fixed designated reserve ratio of 1.25% with a reserve ratio range of 1.15%-1.50%, with the specific reserve ratio to be determined annually by the FDIC by regulation; (vii) permits the FDIC to revise the risk-based assessment system by regulation; (viii) requires the FDIC, at the end of any year in which the reserve ratio of the DIF exceeds 1.50% of estimated insured deposits, to declare a dividend payable to insured depository institutions in an amount equal to 100% of the amount held by the DIF in excess of the amount necessary to maintain the DIF's reserve ratio at 1.5% of estimated insured deposits or to declare a dividend equal to 50% of the amount in excess of the amount necessary to maintain the reserve ratio at 1.35% if the reserve ratio is between 1.35%-1.50% of estimated insured deposits; and (ix) provides a one-time credit based upon the assessment base of the institution on December 31, 1996 to each insured depository institution that was in existence as of December 31, 1996 and paid a deposit insurance assessment prior to that date (or a successor to any such institution).

The merger of the BIF and SAIF will take effect no later than July 1, 2006, while the remaining provisions are not effective until the FDIC issues final regulations. FDIRA requires the FDIC to issue final regulations no later than 270 days after enactment: (i) designating a reserve ratio; (ii) implementing increases in deposit insurance coverage; (iii) implementing the dividend requirement; (iv) implementing the one-time assessment credit; and (v) providing for assessments in accordance with FDIRA.


Appendix B

                              GUIDE 3 INFORMATION

The Following tables and schedules show selected comparative financial information required by the Securities and Exchange Commission Securities Act Guide 3, regarding the business of QCR Holdings, Inc. ("the Company") for the periods shown.

Dual presentation of the tables in Items III and IV is provided. The first presentation is comparative financial information for periods as presented in the Company's December 31, 2005 10-K. The second presentation is comparative financial information restated in calendar year periods consistent with the Company's current fiscal year, which was adopted in August 2002.

I. Distribution of Assets, Liabilities and Stockholders Equity; Interest Rates and Interest Differential A. and B. Consolidated Average Balance Sheets and Analysis of Net Interest Earnings



                                                                     Years Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                                        2005                          2004                          2003
                                           ----------------------------------------------------------------------------------------
                                                     Interest    Average           Interest     Average           Interest   Average
                                            Average   Earned    Yield or  Average   Earned     Yield or   Average  Earned   Yield or
                                            Balance   or Paid     Cost    Balance   or Paid      Cost     Balance  or Paid    Cost
                                           ----------------------------------------------------------------------------------------
                                                                              (Dollars in Thousands)
ASSETS
Interest earnings assets:
Federal funds sold .....................   $   6,256  $    206    3.29%  $   6,619  $      42     0.63% $  23,864  $    221   0.93%
Interest-bearing deposits at
  at financial institutions ............       3,583       129    3.60       9,030        224     2.48     14,705       432   2.94
Investment securities (1) ..............     159,467     6,224    3.90     130,408      4,933     3.78     92,558     3,995   4.32
Gross loans/leases receivable (2) .....      682,858    42,427    6.21     587,450     33,112     5.64    480,314    28,984   6.03
                                           -------------------           --------------------           -------------------

     Total interest earning assets ....      852,164    48,986    5.75     733,507     38,311     5.22    611,441    33,632   5.50

Noninterest-earning assets:
Cash and due from banks ................   $  29,576                     $  29,891                      $  28,394
Premises and equipment, net ............      23,016                        14,346                          9,852
Less allowance for estimated
  losses on loans/leases ...............      (9,048)                       (9,517)                        (7,997)
Other ..................................      39,198                        31,300                         18,362
                                           ---------                     ---------                      ---------

     Total assets ......................   $ 934,906                     $ 799,527                      $ 660,052
                                           =========                     =========                      =========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits .......   $ 198,359     3,356    1.69%  $ 171,552      1,379     0.80% $ 158,287     1,450   0.92%
Savings deposits .......................      22,823       264    1.16      15,553         50     0.32     12,817        58   0.45
Time deposits ..........................     299,673     9,222    3.08     228,563      5,423     2.37    199,328     5,498   2.76
Short-term borrowings ..................      98,089     2,183    2.23     100,944      1,209     1.20     40,122       327   0.82
Federal Home Loan Bank advances ........     107,927     4,168    3.86      91,912      3,463     3.77     77,669     3,255   4.19
Junior subordinated debentures .........      23,842     1,587    6.66      23,293      1,641     7.05     12,000     1,134   9.45
Other borrowings .......................      11,074       501    4.52       5,125        160     3.12      8,071       228   2.82
                                           -------------------           --------------------           -------------------

     Total interest-bearing
     liabilities .......................     761,787    21,281    2.79     636,942     13,325     2.09    508,294    11,950   2.35

Noninterest-bearing demand .............     108,116                       110,748                        102,825
Other noninterest-bearing
  liabilities ..........................      12,353                         7,947                          9,720
Total liabilities ......................     882,256                       755,637                        620,839
Stockholders' equity ...................      52,650                        43,890                         39,213
                                           ---------                     ---------                      ---------

     Total liabilities and
     stockholders' equity ..............   $ 934,906                     $ 799,527                      $ 660,052
                                           =========                     =========                      =========

Net interest income ....................              $ 27,705                      $  24,986                      $ 21,682
                                                      ========                      =========                      ========

Net interest spread ....................                          2.96%                           3.13%                       3.15%
                                                                 ======                          ======                      ======

Net interest margin ....................                          3.25%                           3.41%                       3.55%
                                                                 ======                          ======                      ======

Ratio of average interest earning
  assets to average interest-
  bearing liabilities ..................     111.86%                       115.16%                        120.29%
                                            ========                       =======                       ========

(1)  Interest  earned  and  yields  on  nontaxable   investment  securities  are
     determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2) Loan/lease fees are not material and are included in interest income from loans/leases receivable.

C.  Analysis of Changes of Interest Income/Interest Expense


              For the years ended December 31, 2005, 2004 and 2003


                                                                                         Components
                                                                      Inc./(Dec.)       of Change (1)
                                                                         from       -------------------
                                                                      Prior Year     Rate      Volume
                                                                      ---------------------------------
                                                                               2005 vs. 2004
                                                                      ---------------------------------
                                                                            (Dollars in Thousands)
INTEREST INCOME
Federal funds sold ................................................   $    164    $    166    $     (2)
Interest-bearing deposits at other
  financial institutions ..........................................        (95)         75        (170)
Investment securities (2) .........................................      1,289         159       1,130
Gross loans/leases receivable (2) (3) .............................      9,315       3,600       5,715
                                                                      --------------------------------
          Total change in interest income .........................   $ 10,673    $  4,000    $  6,673
                                                                      --------------------------------
INTEREST EXPENSE
Interest-bearing demand deposits ..................................   $  1,977    $  1,732    $    245
Savings deposits ..................................................        214         182          32
Time deposits .....................................................      3,799       1,856       1,943
Short-term borrowings .............................................        974       1,009         (35)
Federal Home Loan Bank advances ...................................        705          89         616
Junior subordinated debentures ....................................        (54)        (92)         38
Other borrowings ..................................................        341          95         246
                                                                      --------------------------------
     Total change in interest expense .............................   $  7,956    $  4,871    $  3,085
                                                                      --------------------------------
Total change in net interest income ...............................   $  2,717    $   (871)   $  3,588
                                                                      ================================

                                                                                         Components
                                                                      Inc./(Dec.)       of Change (1)
                                                                         from       -------------------
                                                                      Prior Year     Rate      Volume
                                                                      ---------------------------------
                                                                               2004 vs. 2003
                                                                      ---------------------------------
                                                                            (Dollars in Thousands)
INTEREST INCOME
Federal funds sold ................................................   $   (179)   $    (65)   $   (114)
Interest-bearing deposits at other
  financial institution ...........................................       (208)        (60)       (148)
Investment securities (2) .........................................        938        (561)      1,499
Gross loans/leases receivable (2) (3) .............................      4,128      (2,066)      6,194
                                                                      --------------------------------
     Total change in interest income ..............................   $  4,679    $ (2,752)   $  7,431
                                                                      --------------------------------
INTEREST EXPENSE
Interest-bearing demand deposits ..................................   $    (71)   $   (199)   $    128
Savings deposits ..................................................         (8)        (19)         11
Time deposits .....................................................        (75)       (842)        767
Short-term borrowings .............................................        882         197         685
Federal Home Loan Bank advances ...................................        208        (358)        566
Junior subordinated debentures ....................................        507        (346)        853
Other borrowings ..................................................        (68)         22         (90)
                                                                      --------------------------------
     Total change in interest expense .............................   $  1,375    $ (1,545)   $  2,920
                                                                      --------------------------------
Total change in net interest income ...............................   $  3,304    $ (1,207)   $  4,511
                                                                      ================================

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

II.  Investment Portfolio

A.  Investment Securities

The following tables present the amortized cost and fair value of investment securities as of December 31, 2005, 2004 and 2003.


                                                                                Gross
                                                                  Amortized  Unrealized  Unrealized        Fair
                                                                     Cost       Gains     (Losses)        Value
                                                                  -----------------------------------------------
                                                                                (Dollars in Thousands)
   December 31, 2005
---------------------------------------------------------------
Securities held to maturity:
Other bonds ...................................................   $     150   $       5    $    --      $     155
                                                                  -----------------------------------------------
      Totals ..................................................   $     150   $       5    $    --      $     155
                                                                  ===============================================

Securities available for sale:
U.S. Treasury securities ......................................   $     100   $      --    $      --    $     100
U.S. gov't.sponsored agency
  securities ..................................................     150,115          55       (1,630)     148,540
Mortgage-backed securities ....................................       2,720           4          (54)       2,670
Municipal securities ..........................................      18,485         368          (40)      18,813
Corporate securities ..........................................       4,672          72           (2)       4,742
Trust preferred securities ....................................         850          69           --          919
Other securities ..............................................       6,163         373         (105)       6,431
                                                                  -----------------------------------------------
     Totals ...................................................   $ 183,105   $     941    $  (1,831)   $ 182,215
                                                                  ===============================================

   December 31, 2004
---------------------------------------------------------------
Securities held to maturity:
Other bonds ...................................................   $     100   $       8    $      --    $     108
                                                                  -----------------------------------------------
      Totals ..................................................   $     100   $       8    $      --    $     108
                                                                  ===============================================

Securities available for sale:
U.S. Treasury securities ......................................   $     100   $      --    $      (1)   $      99
U.S. gov't.sponsored agency
  securities ..................................................     114,649         368         (392)     114,625
Mortgage-backed securities ....................................       3,864          20          (19)       3,865
Municipal securities ..........................................      15,923         654         (132)      16,445
Corporate securities ..........................................       6,704         230           (9)       6,925
Trust preferred securities ....................................       1,149          94           --        1,243
Other securities ..............................................       5,995         264           --        6,259
                                                                  -----------------------------------------------

     Totals ...................................................   $ 148,384   $   1,630    $    (553)   $ 149,461
                                                                  ===============================================

   December 31, 2003
---------------------------------------------------------------
Securities held to maturity:
Municipal securities ..........................................   $     250   $       4    $      --    $     254
Other bonds ...................................................         150          13           --          163
                                                                  -----------------------------------------------

     Totals ...................................................   $     400   $      17    $      --    $     417
                                                                  ===============================================

Securities available for sale:
U.S. Treasury securities ......................................   $   1,002   $       3    $      --    $   1,005
U.S. gov't.sponsored agency
  securities ..................................................      86,732       1,105          (64)      87,773
Mortgage-backed securities ....................................       5,656          67           (8)       5,715
Municipal securities ..........................................      15,664       1,018           (1)      16,681
Corporate securities ..........................................       9,466         492           (4)       9,954
Trust preferred securities ....................................       1,350         105           --        1,455
Other securities ..............................................       5,688         173           (1)       5,860
                                                                  -----------------------------------------------

     Totals ..................................................    $ 125,558   $   2,963    $     (78)   $ 128,443
                                                                  ===============================================

B.  Investment Securities, Maturities, and Yields

The following table presents the maturity of securities held on December 31, 2005 and the weighted average stated coupon rates by range of maturity:


                                                                          Weighted
                                                             Amortized    Average
                                                                Cost       Yield
                                                            ------------------------
                                                             (Dollars in Thousands)
U.S. Treasury securities:
  After 1 but within 5 years ........................       $    100          4.30%
                                                            =======================

U.S. Gov't.Sponsored Agency securities:
  Within 1 year .....................................       $ 46,876          3.65%
  After 1 but within 5 years ........................        101,728          4.01%
  After 5 but within 10 years .......................          1,511          3.87%
                                                            -----------------------
          Total .....................................       $150,115          3.89%
                                                            =======================

Mortgage-backed securities:
  After 1 but within 5 years ........................          2,294          3.99%
  After 5 but within 10 years .......................            426          5.94%
                                                            -----------------------
          Total .....................................       $  2,720          4.30%
                                                            =======================

Municipal securities:
  Within 1 year .....................................       $    703          6.10%
  After 1 but within 5 years ........................          7,310          5.33%
  After 5 but within 10 years .......................          8,673          6.86%
  After 10 years ....................................          1,799          4.93%
                                                            -----------------------
          Total .....................................       $ 18,485          6.03%
                                                            =======================
Corporate securities:
  Within 1 year .....................................       $  2,303          5.29%
  After 1 but within 5 years ........................          2,369          6.14%
                                                            -----------------------
          Total .....................................       $  4,672          5.72%
                                                            =======================

Trust preferred securities:
  After 10 years ....................................       $    850          1.90%
                                                            =======================

Other bonds:
  After 1 but within 5 years ........................            100          5.00%
  After 5 but within 10 years .......................             50          6.55%
                                                            -----------------------
          Total .....................................       $    150          5.52%
                                                            =======================

Other securities with no maturity or stated
  face rate .........................................       $  6,163
                                                            ========

B.   Investment Securities, Maturities, and Yields

The following table presents the maturity of securities held on December 31, 2004 and the weighted average stated coupon rates by range of maturity:


                                                                         Weighted
                                                            Amortized     Average
                                                               Cost        Yield
                                                           ------------------------
                                                             (Dollars in Thousands)
U.S. Treasury securities:
  Within 1 year .....................................       $    100          1.66%
                                                            =======================

U.S. Gov't.Sponsored Agency securities:
  Within 1 year .....................................       $ 13,995          2.91%
  After 1 but within 5 years ........................         95,590          3.36%
  After 5 but within 10 years .......................          5,064          4.65%
                                                            -----------------------
          Total .....................................       $114,649          3.36%
                                                            =======================

Mortgage-backed securities:
  Within 1 year .....................................       $     33          5.09%
  After 1 but within 5 years ........................          1,722          3.88%
  After 5 but within 10 years .......................          2,109          4.37%
                                                            -----------------------
          Total .....................................       $  3,864          4.16%
                                                            =======================

Municipal securities:
  Within 1 year .....................................       $    580          6.84%
  After 1 but within 5 years ........................          6,081          5.57%
  After 5 but within 10 years .......................          6,857          7.13%
  After 10 years ....................................          2,405          7.84%
                                                            -----------------------
          Total .....................................       $ 15,923          6.63%
                                                            =======================

Corporate securities:
  Within 1 year .....................................       $  2,001          4.29%
  After 1 but within 5 years ........................          4,703          5.66%
                                                            -----------------------
          Total .....................................       $  6,704          5.25%
                                                            =======================

Trust preferred securities:
  After 10 years ....................................       $  1,149          8.81%
                                                            =======================

Other bonds:
  After 1 but within 5 years ........................             50          5.30%
  After 5 but within 10 years .......................             50          6.55%
                                                            -----------------------
          Total .....................................       $    100          5.93%
                                                            =======================

Other securities with no maturity or
  stated face rate ..................................       $  5,995
                                                            ========


C.   Investment Concentrations

At December 31, 2005 and 2004, there were no securities in the investment portfolio above (other than U.S. Government, U.S. Government agencies, and corporations) that exceeded 10% of the stockholders' equity.

III.  Loan/Lease Portfolio

A.  Types of Loans/Leases

The composition of the loan/lease portfolio is presented as follows:


                                                                      December 31,                           June 30,
                                                 --------------------------------------------------  ------------------------
                                                    2005           2004         2003         2002         2002          2001
                                                 --------------------------------------------------  ------------------------
                                                                               (Dollars in Thousands)
Commercial and commercial real
  estate loans ................................   $ 593,462    $ 532,517    $ 435,345    $ 350,206    $ 305,019    $ 209,933
Direct financing leases .......................      34,911           --           --           --           --           --
Real estate loans held for sale -
  residential mortgage ........................       2,632        3,499        3,790       23,691        8,498        5,824
Real estate loans - residential mortgage ......      54,125       52,423       29,604       28,761       34,034       32,191
Real estate loans - construction ..............       2,811        3,608        2,254        2,230        2,861        2,568
Installment and other consumer loans ..........      67,090       55,736       50,984       44,567       40,037       37,362
                                                  --------------------------------------------------------------------------

                Total loans/leases ............     755,031      647,783      521,977      449,455      390,449      287,878

Deferred loan/lease origination costs
  (fees), net .................................       1,223          568          494          281          145          (13)
Less allowance for estimated
  losses on loans/leases ......................      (8,884)      (9,262)      (8,643)      (6,879)      (6,111)      (4,248)
                                                  --------------------------------------------------------------------------
                Net loans/leases ..............   $ 747,370    $ 639,089    $ 513,828    $ 442,857    $ 384,483    $ 283,617
                                                 ===========================================================================
Direct financing leases:
  Net minimum lease payments to be received ...      35,447           --           --           --           --           --
  Estimated residual values of leased assets ..       7,633           --           --           --           --           --
  Unearned lease/residual income ..............      (7,661)          --           --           --           --           --
  Fair value adjustment at acquisition ........        (508)          --           --           --           --           --
                                                  --------------------------------------------------------------------------
                Total leases ..................   $  34,911    $      --    $      --    $      --    $      --    $      --
                                                 ===========================================================================

                                                                      December 31,                           June 30,
                                                 --------------------------------------------------  ------------------------
                                                   2005           2004         2003         2002         2002          2001
                                                 --------------------------------------------------  ------------------------
                                                                               (Dollars in Thousands)
Commercial and commercial real
  estate loans ................................   $ 593,462    $ 532,517    $ 435,345    $ 350,206    $ 255,486    $ 186,952
Direct financing leases .......................      34,911           --           --           --           --           --
Real estate loans held for sale -
  residential mortgage ........................       2,632        3,499        3,790       23,691       13,470        1,627
Real estate loans - residential mortgage ......      54,125       52,423       29,604       28,761       30,457       37,388
Real estate loans - construction ..............       2,811        3,608        2,254        2,230        3,399        2,117
Installment and other consumer loans ..........      67,090       55,736       50,984       44,567       40,103       37,434
                                                  --------------------------------------------------------------------------
                Total loans/leases ............     755,031      647,783      521,977      449,455      342,915      265,518

Deferred loan/lease origination costs
  (fees), net .................................       1,223          568          494          281           84          100
Less allowance for estimated
  losses on loans/leases ......................      (8,884)      (9,262)      (8,643)      (6,879)      (4,939)      (3,972)
                                                  --------------------------------------------------------------------------
                Net loans/leases ..............   $ 747,370    $ 639,089    $ 513,828    $ 442,857    $ 338,060    $ 261,646
                                                 ===========================================================================
Direct financing leases:
  Net minimum lease payments to be received ...      35,447           --           --           --           --           --
  Estimated residual values of leased assets ..       7,633           --           --           --           --           --
  Unearned lease/residual income ..............      (7,661)          --           --           --           --           --
  Fair value adjustment at acquisition ........        (508)          --           --           --           --           --
                                                  --------------------------------------------------------------------------
                Total leases ..................   $  34,911    $      --    $      --    $      --    $      --    $      --
                                                 ===========================================================================


III. Loan/Lease Portfolio

B.   Maturities and Sensitivities of Loans/Leases to Changes in Interest Rates


                                                                                              Maturities After One Year
                                                                                           ------------------------------
At December 31, 2005                           Due in one    Due after one     Due after   Predetermined    Adjustable
                                              year or less  through 5 years     5 years    interest rates  interest rates
                                              ---------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Commercial and commercial real estate
  loans ...................................   $  184,853     $  324,872       $   83,737    $  305,137      $  103,472
Direct financing leases ...................        1,122         22,789           11,000        33,789              --
Real estate loans held for sale -
  residential mortgage ....                           --             --            2,632         2,632              --
Real estate loans - residential
  mortgage ..................                        909            531           52,685         6,855          46,361
Real estate loans - construction ..........        2,811             --               --            --              --
Installment and other consumer loans ......       21,997         43,643            1,450        30,245          14,848
                                              -------------------------------------------------------------------------

                Total loans/leases ........   $  211,692     $  391,835       $  151,504    $  378,658      $  164,681
                                              ========================================================================

                                                                                              Maturities After One Year
                                                                                           ------------------------------
At December 31, 2004                           Due in one    Due after one     Due after   Predetermined    Adjustable
                                              year or less  through 5 years     5 years    interest rates  interest rates
                                              ---------------------------------------------------------------------------
                                                                       (Dollars in Thousands)

Commercial and commercial real estate
  loans ...................................   $  167,946     $  309,430       $   55,141    $  250,590      $  113,981
Direct financing leases ...................           --             --               --            --              --
Real estate loans held for sale -
  residential mortgage ....................           --             --            3,499         3,471              28
Real estate loans - residential
  mortgage ................................        1,042            231           51,150         4,568          46,813
Real estate loans - construction ..........        3,527             81               --            81              --
Installment and other consumer loans ......       13,760         40,334            1,642        28,638          13,338
                                              -------------------------------------------------------------------------

                Total loans/leases ........   $  186,275     $  350,076       $  111,432    $  287,348      $  174,160
                                              ========================================================================



III. Loan/Lease Portfolio

C.   Risk Elements

1.   Nonaccrual, Past Due and Restructured Loans/Leases

The following tables represent Nonaccrual, Past Due, Renegotiated Loans/Leases, and other Real Estate Owned:


                                                                            December 31,                  June 30,
                                                              ---------------------------------------------------------
                                                                2005      2004      2003      2002      2002      2001
                                                              ---------------------------------------------------------
                                                                                           (Dollars in Thousands)
Loans/leases accounted for on nonaccrual basis ............   $ 2,579   $ 7,608   $ 4,204   $ 4,608   $ 1,560   $ 1,232
Accruing loans/leases past due 90 days or more ............       604     1,133       756       431       708       495
Other real estate owned ...................................       545     1,925        --        --        --        47
Troubled debt restructurings ..............................        --        --        --        --        --        --
                                                              ---------------------------------------------------------

                Totals ....................................   $ 3,728   $10,666   $ 4,960   $ 5,039   $ 2,268   $ 1,774
                                                              =========================================================


                                                                                     December 31,
                                                              ---------------------------------------------------------
                                                                2005      2004      2003      2002      2001      2000
                                                              ---------------------------------------------------------
                                                                        (Dollars in Thousands)

Loans/leases accounted for on nonaccrual basis ............   $ 2,579   $ 7,608   $ 4,204   $ 4,608   $ 1,846   $   655
Accruing loans/leases past due 90 days or more ............       604     1,133       756       431     1,765     1,197
Other real estate owned ...................................       545     1,925        --        --        47        --
Troubled debt restructurings ..............................        --        --        --        --        --        --
                                                              ---------------------------------------------------------

                Totals ....................................   $ 3,728   $10,666   $ 4,960   $ 5,039   $ 3,658   $ 1,852
                                                              =========================================================


The policy of the company is to place a loan/lease on nonaccrual status if: (a) payment in full of interest or principal is not expected, or (b) principal or interest has been in default for a period of 90 days or more unless the obligation is both in the process of collection and well secured. Well secured is defined as collateral with sufficient market value to repay principal and all accrued interest. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including judgment enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in restoration to current status.


2. Potential Problem Loans/Leases. To management's best knowledge, there are no such significant loans/leases that have not been disclosed in the above table.

3.   Foreign Outstandings. None.

4.   Loan/Lease   Concentrations.   At  December   31,   2005,   there  were  no
     concentrations of loans/leases exceeding 10% of the total loans/leases which are not otherwise disclosed in Item III. A.

D.   Other Interest-Bearing Assets

There are no interest-bearing assets required to be disclosed here.

IV.  Summary of Loan/Lease Loss Experience

A.   Analysis of the Allowance for Estimated Losses on Loans/Leases

The following tables summarize activity in the allowance for estimated losses on loans/leases of the Company:


                                                                                              Six months
                                                             Years ended                        ended             Years ended
                                                            December 31,                      December 31,          June 30,
                                                    --------------------------------------------------------------------------------
                                                       2005          2004          2003          2002          2002          2001
                                                    --------------------------------------------------------------------------------
                                                                                (Dollars in Thousands)
Average amount of loans/leases outstanding,
  before allowance for estimated losses
  on loans/leases ................................  $ 682,858     $ 587,450     $ 480,314     $ 419,104     $ 334,205     $ 265,350
Allowance for estimated losses on loans/
  leases:
Balance, beginning of fiscal period ..............      9,262         8,643         6,879         6,111         4,248         3,617
  Charge-offs:
    Commercial ...................................     (1,530)         (624)       (1,777)       (1,349)         (437)          (87)
    Real Estate ..................................       (160)          (49)           --            --            --            --
    Installment and other consumer ...............       (356)         (292)         (298)         (105)         (204)         (213)
                                                    --------------------------------------------------------------------------------
           Subtotal charge-offs ..................     (2,046)         (965)       (2,075)       (1,454)         (641)         (300)
                                                    --------------------------------------------------------------------------------
  Recoveries:
    Commercial ...................................        245           137           192            --           101             2
    Real Estate ..................................         25            --            --            --            --            --
    Installment and other consumer ...............         87            75           242            38           138            39
                                                    --------------------------------------------------------------------------------
           Subtotal recoveries ...................        357           212           434            38           239            41
                                                    --------------------------------------------------------------------------------
           Net charge-offs .......................     (1,689)         (753)       (1,641)       (1,416)         (402)         (259)
Provision charged to expense .....................        877         1,372         3,405         2,184         2,265           890
Acquisition of M2 Lease Funds, LLC ...............        434            --            --            --            --            --
                                                    --------------------------------------------------------------------------------
Balance, end of fiscal year ......................  $   8,884     $   9,262     $   8,643     $   6,879     $   6,111     $   4,248
                                                    ================================================================================
Ratio of net charge-offs to average loans/
  leases outstanding .............................       0.25%         0.13%         0.34%         0.34%         0.12%         0.10%

                                                                                   Years ended
                                                                                   December 31,
                                                    --------------------------------------------------------------------------------
                                                       2005          2004          2003          2002          2001          2000
                                                    --------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Average amount of loans/leases outstanding,
  before allowance for estimated losses
  on loans/leases ................................  $ 682,858     $ 587,450     $ 480,314     $ 387,936     $ 294,708     $ 237,947
Allowance for estimated losses on loans/
  leases:
Balance, beginning of fiscal period ..............      9,262         8,643         6,879         4,939         3,972         3,341
  Charge-offs:
    Commercial ...................................     (1,530)         (624)       (1,777)       (1,455)         (332)          (87)
    Real Estate ..................................       (160)          (49)           --            --            --            --
    Installment and other consumer ...............       (356)         (292)         (298)         (214)         (205)         (355)
                                                    --------------------------------------------------------------------------------
           Subtotal charge-offs ..................     (2,046)         (965)       (2,075)       (1,669)         (537)         (442)
                                                    --------------------------------------------------------------------------------
  Recoveries:
    Commercial ...................................        245           137           192            73            29             2
    Real Estate ..................................         25            --            --            --            --            --
    Installment and other consumer ...............         87            75           242           126            66            71
                                                    --------------------------------------------------------------------------------
           Subtotal recoveries ...................        357           212           434           199            95            73
                                                    --------------------------------------------------------------------------------
           Net charge-offs .......................     (1,689)         (753)       (1,641)       (1,470)         (442)         (369)
Provision charged to expense .....................        877         1,372         3,405         3,410         1,409         1,000
Acquisition of M2 Lease Funds, LLC ...............        434            --            --            --            --            --
                                                    --------------------------------------------------------------------------------
Balance, end of fiscal year ......................  $   8,884     $   9,262     $   8,643     $   6,879     $   4,939     $   3,972
                                                    ================================================================================

Ratio of net charge-offs to average
  loans/leases outstanding .......................       0.25%         0.13%         0.34%         0.38%         0.15%         0.16%

B.   Allocation  of  the  Allowance   for  Estimated   Losses  on   Loans/Leases

The following tables present the allowance for the estimated losses on loans/leases by type of loans/leases and the percentage of loans/leases in each category to total loans/leases:


                                                               December 31, 2005      December 31, 2004       December 31, 2003
                                                             --------------------------------------------------------------------
                                                                         % of                     % of                  % of
                                                                       Loans to                 Loans to              Loans to
                                                              Amount  Total Loans    Amount    Total Loans   Amount  Total Loans
                                                             --------------------------------------------------------------------
                                                                                 (Dollars in Thousands)
Commercial and commercial real estate loans ...............   $7,331      78.60%     $8,423       82.21%     $7,676        83.40%
Direct financing leases ...................................      546       4.62%         --          --%         --           --%
Real estate loans held for sale - residential
  mortgage ................................................       16       0.35%         17        0.54%          4         0.73%
Real estate loans - residential mortgage ..................      250       7.17%        205        8.09%        272         5.67%
Real estate loans - construction ..........................       12       0.37%         21        0.56%         11         0.43%
Installment and other consumer loans ......................      725       8.89%        591        8.60%        678         9.77%
Unallocated ...............................................        4         NA           5          NA           2           NA
                                                             --------------------------------------------------------------------
             Total ........................................   $8,884     100.00%     $9,262      100.00%     $8,643       100.00%
                                                             ====================================================================

                                                               December 31, 2002       June 30, 2002          June 30, 2001
                                                             --------------------------------------------------------------------
                                                                         % of                     % of                  % of
                                                                       Loans to                 Loans to              Loans to
                                                              Amount  Total Loans    Amount    Total Loans   Amount  Total Loans
                                                             --------------------------------------------------------------------
                                                                                 (Dollars in Thousands)

Commercial and commercial real estate loans ...............   $6,176      77.91%     $5,240       78.12%     $3,231        72.92%
Direct financing leases ...................................       --         --%         --          --%         --           --%
Real estate loans held for sale - residential
  mortgage ................................................       24       5.27%          1        2.18%         --         2.02%
Real estate loans - residential mortgage ..................      159       6.40%        302        8.72%        182        11.18%
Real estate loans - construction ..........................       11       0.50%         14        0.73%         --         0.89%
Installment and other consumer loans ......................      507       9.92%        554       10.25%        835        12.99%
Unallocated ...............................................        2         NA          --          NA          --           NA
                                                             --------------------------------------------------------------------
             Total ........................................   $6,879     100.00%     $6,111      100.00%     $4,248       100.00%
                                                             ====================================================================

                                                               December 31, 2005       December 31, 2004      December 31, 2003
                                                             ---------------------------------------------------------------------
                                                                       % of Loans/             % of Loans             % of Loans
                                                                     Leases to Total         Leases to Total        Leases to Total
                                                              Amount   Loans/Leases  Amount   Loans/Leases   Amount   Loans/Leases
                                                             ---------------------------------------------------------------------

Commercial and commercial real estate loans ...............   $7,331      78.60%     $8,423       82.21%     $7,676        83.40%
Direct financing leases ...................................      546       4.62%         --          --%         --           --%
Real estate loans held for sale - residential
  mortgage ................................................       16       0.35%         17        0.54%          4         0.73%
Real estate loans - residential mortgage ..................      250       7.17%        205        8.09%        272         5.67%
Real estate loans - construction ..........................       12       0.37%         21        0.56%         11         0.43%
Installment and other consumer loans ......................      725       8.89%        591        8.60%        678         9.77%
Unallocated ...............................................        4         NA           5        NA             2           NA
                                                             -------------------------------------------------------------------
             Total ........................................   $8,884     100.00%     $9,262      100.00%     $8,643       100.00%
                                                             ====================================================================

                                                               December 31, 2002       December 31, 2001      December 31, 2000
                                                             --------------------------------------------------------------------
                                                                         % of                     % of                  % of
                                                                       Loans to                 Loans to              Loans to
                                                              Amount  Total Loans    Amount    Total Loans   Amount  Total Loans
                                                             -------------------------------------------------------------------
                                                                                 (Dollars in Thousands)

Commercial and commercial real estate loans ...............  $6,176       77.91%     $4,305       74.50%     $3,339        70.41%
Direct financing leases ...................................     --           --%         --          --%         --         0.00%
Real estate loans held for sale - residential
  mortgage ................................................      24        5.27%         14        3.93%          2         0.61%
Real estate loans - residential mortgage ..................     159        6.40%        140        8.88%        183        14.08%
Real estate loans - construction ..........................      11        0.50%         17        0.99%         11         0.80%
Installment and other consumer loans ......................     507        9.92%        461       11.70%        437        14.10%
Unallocated ...............................................       2          NA           2          NA          --           NA
                                                             --------------------------------------------------------------------
             Total ........................................  $6,879      100.00%     $4,939      100.00%     $3,972       100.00%
                                                             ====================================================================

V.   Deposits.

The average amount of and average rate paid for the categories of deposits for the years ended December 31, 2005, 2004, and 2003 are discussed in the consolidated average balance sheets and can be found on pages 2 and 3 of Appendix B.


Included in interest bearing deposits at December 31, 2005, 2004 and 2003 were certificates of deposit totaling $170,994,735 $165,685,917, and $73,799,534 respectively, that were $100,000 or greater. Maturities of these certificates were as follows:

                                                    December 31,
                                       ---------------------------------------
                                           2005         2004         2003
                                       ---------------------------------------
                                                (Dollars in Thousands)

One to three months                        $ 52,276     $ 39,352     $ 28,120
Three to six months                          55,123       60,456       21,176
Six to twelve months                         35,580       40,699       17,600
Over twelve months                           28,016       25,179        6,904
                                       ---------------------------------------
       Total certificates of
       deposit greater than $100,000      $ 170,995    $ 165,686     $ 73,800
                                       =======================================


VI.  Return on Equity and Assets.

The following tables present the return on assets and equity and the equity to assets ratio of the Company:


                                                    Years ended
                                                    December 31,
                                       ---------------------------------------
                                           2005         2004         2003
                                       ---------------------------------------
                                               (Dollars in Thousands)

Average total assets                      $ 934,906    $ 799,527    $ 660,052
Average equity                               52,650       43,890       39,213
Net income                                    4,810        5,217        5,461
Return on average assets                      0.51%        0.65%        0.83%
Return on average equity                      9.14%       11.89%       13.93%
Dividend payout ratio                         7.55%        6.50%        5.34%
Average equity to average assets ratio        5.63%        5.49%        5.94%


VII. Short Term Borrowings.

The information requested is disclosed in Note 8 to the December 31, 2005 Consolidated Financial Statements.