Form 10-Q
period 2006-03-31
QCR HOLDINGS INC
filed 2006-05-10
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from --------- to--------

                         Commission file number 0-22208

                               QCR HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Delaware                                   42-1397595
------------------------------------------------     ---------------------------
(State or other jurisdiction of incorporation or     (I.R.S. Employer ID Number)
organization)

               3551 7th Street, Suite 204, Moline, Illinois 61265
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (309) 736-3580
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 1, 2006, the Registrant had outstanding 4,542,150 shares of common stock, $1.00 par value per share.

                       QCR HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                          Page
                                                                          Number

Part I     FINANCIAL INFORMATION

           Item 1   Consolidated Financial Statements (Unaudited)

                    Consolidated  Balance Sheets,
                    March 31, 2006 and December 31, 2005 ................      3

                    Consolidated  Statements of Income,
                    For the Three Months Ended March 31, 2006 and 2005 ..      4

                    Consolidated Statements of Cash Flows,
                    For the Three Months Ended March 31, 2006 and 2005 ..      5

                    Notes to Consolidated Financial Statements .........    6-14

           Item 2   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ......   15-27

           Item 3   Quantitative and Qualitative Disclosures
                    About Market Risk ..................................      28

           Item 4   Controls and Procedures ............................      29

Part II    OTHER INFORMATION

           Item 1   Legal Proceedings ..................................      30

           Item 1.A Risk Factors .......................................      30

           Item 2   Unregistered Sales of Equity Securities and
                    Use of Proceeds ....................................      30

           Item 3   Defaults Upon Senior Securities ....................      30

           Item 4   Submission of Matters to a Vote of Security
                    Holders ............................................      30

           Item 5   Other Information ..................................      30

           Item 6   Exhibits ...........................................      30

           Signatures ..................................................      31

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      March 31, 2006 and December 31, 2005



                                                                                             March 31,       December 31,
                                                                                               2006              2005
                                                                                         ----------------------------------
ASSETS
Cash and due from banks ..............................................................   $    31,501,741    $    38,956,627
Federal funds sold ...................................................................         1,690,000          4,450,000
Interest-bearing deposits at financial institutions ..................................         2,583,107          1,270,666

Securities held to maturity, at amortized cost .......................................           150,000            150,000
Securities available for sale, at fair value .........................................       184,090,900        182,214,719
                                                                                         ----------------------------------
                                                                                             184,240,900        182,364,719
                                                                                         ----------------------------------

Loans receivable held for sale .......................................................         4,600,959          2,632,400
Loans/leases receivable held for investment ..........................................       781,149,441        753,621,630
                                                                                         ----------------------------------
Loans/leases receivable, gross .......................................................       785,750,400        756,254,030
Less: Allowance for estimated losses on loans/leases .................................        (9,361,804)        (8,883,855)
                                                                                         ----------------------------------
Loans/leases receivable, net .........................................................       776,388,596        747,370,175
                                                                                         ----------------------------------

Premises and equipment, net ..........................................................        25,777,536         25,621,741
Goodwill .............................................................................         3,222,688          3,222,688
Accrued interest receivable ..........................................................         5,354,070          4,849,378
Bank-owned life insurance ............................................................        17,878,175         17,367,660
Other assets .........................................................................        17,517,645         17,139,874
                                                                                         ----------------------------------
        Total assets .................................................................   $ 1,066,154,458    $ 1,042,613,528
                                                                                         ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest-bearing ................................................................   $   110,864,112    $   114,176,434
  Interest-bearing ...................................................................       636,524,313        584,327,465
                                                                                         ----------------------------------
          Total deposits .............................................................       747,388,425        698,503,899
                                                                                         ----------------------------------

Short-term borrowings ................................................................        75,967,274        107,469,851
Federal Home Loan Bank advances ......................................................       129,443,888        130,000,854
Other borrowings .....................................................................         9,376,351         10,764,914
Junior subordinated debentures .......................................................        36,085,000         25,775,000
Other liabilities ....................................................................        11,730,399         14,981,346
                                                                                         ----------------------------------
          Total liabilities ..........................................................     1,009,991,337        987,495,864
                                                                                         ----------------------------------

Minority interest in consolidated subsidiary .........................................           704,349            650,965

STOCKHOLDERS' EQUITY
Common stock, $1 par value;  shares authorized 10,000,000 ............................         4,537,711          4,531,224
  March 2006 - 4,537,711 shares issued and outstanding,
  December 2005 - 4,531,224 shares issued and outstanding
Additional paid-in capital ...........................................................        20,934,244         20,776,254
Retained earnings ....................................................................        30,559,871         29,726,700
Accumulated other comprehensive loss .................................................          (573,054)          (567,479)
                                                                                         ----------------------------------
          Total stockholders' equity .................................................        55,458,772         54,466,699
                                                                                         ----------------------------------
          Total liabilities and stockholders' equity .................................   $ 1,066,154,458    $ 1,042,613,528
                                                                                         ==================================

                 See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           Three Months Ended March 31



                                                                   2006            2005
                                                               ----------------------------
Interest and dividend income:
  Loans/leases, including fees .............................   $ 12,813,995    $  9,320,244
  Securities:
    Taxable ................................................      1,693,002       1,165,022
    Nontaxable .............................................        169,397         136,243
  Interest-bearing deposits at financial institutions ......         42,479          40,887
  Federal funds sold .......................................        149,976          17,593
                                                               ----------------------------
          Total interest and dividend income ...............     14,868,849      10,679,989
                                                               ----------------------------

Interest expense:
  Deposits .................................................      5,286,505       2,445,159
  Short-term borrowings ....................................        562,421         466,119
  Federal Home Loan Bank advances ..........................      1,273,480         849,609
  Other borrowings .........................................        109,370         101,285
  Junior subordinated debentures ...........................        520,252         329,478
                                                               ----------------------------
          Total interest expense ...........................      7,752,028       4,191,650
                                                               ----------------------------

          Net interest income ..............................      7,116,821       6,488,339

 Provision for loan/lease losses ...........................        543,844         301,206
                                                               ----------------------------
          Net interest income after provision for loan/lease      6,572,977       6,187,133

Noninterest income:
  Merchant credit card fees, net of processing costs .......        495,793         418,959
  Trust department fees ....................................        781,293         735,143
  Deposit service fees .....................................        465,416         381,266
  Gains on sales of loans, net .............................        205,235         259,836
  Securities losses, net ...................................       (142,586)             --
  Earnings on bank-owned life insurance ....................        249,708         178,727
  Investment advisory and management fees, gross ...........        300,543         140,179
  Other ....................................................        583,233         604,510
                                                               ----------------------------
          Total noninterest income .........................      2,938,635       2,718,620
                                                               ----------------------------

Noninterest expenses:
  Salaries and employee benefits ...........................      5,047,903       3,896,367
  Professional and data processing fees ....................        790,838         612,796
  Advertising and marketing ................................        243,307         260,179
  Occupancy and equipment expense ..........................      1,250,013         975,953
  Stationery and supplies ..................................        169,369         147,778
  Postage and telephone ....................................        225,130         196,315
  Bank service charges .....................................        135,536         118,473
  Insurance ................................................        133,076         153,155
  Other ....................................................        340,927         593,834
                                                               ----------------------------
          Total noninterest expenses .......................      8,336,099       6,954,850
                                                               ----------------------------

Minority interest in income of consolidated subsidiary .....         53,384              --

          Income before income taxes .......................      1,122,129       1,950,903
Federal and state income taxes .............................        288,958         627,153
                                                               ----------------------------
          Net income .......................................   $    833,171    $  1,323,750
                                                               ============================

Earnings per common share:
  Basic ....................................................   $       0.18    $       0.29
  Diluted ..................................................   $       0.18    $       0.29
  Weighted average common shares outstanding ...............      4,535,591       4,503,312
  Weighted average common and common equivalent ............      4,616,461       4,611,299
    shares outstanding

Cash dividends declared per common share ...................   $       0.00    $       0.00
                                                               ============================

Comprehensive income .......................................   $    827,596    $    619,541
                                                               ============================


                 See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           Three Months Ended March 31



                                                                                               2006          2005
                                                                                          ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...........................................................................  $    833,171   $  1,323,750
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation .......................................................................       574,295        426,759
    Provision for loan/lease losses ....................................................       543,844        301,206
    Amortization of offering costs on subordinated debentures ..........................         3,579          3,579
    Minority interest in income of consolidated subsidiary .............................        53,384             --
    Amortization of premiums on securities, net ........................................        90,676        173,621
    Investment securities losses, net ..................................................       142,586             --
    Loans originated for sale ..........................................................   (17,839,797)   (18,144,695)
    Proceeds on sales of loans .........................................................    16,072,806     17,751,385
    Net gains on sales of loans ........................................................      (205,235)      (259,836)
    Increase in accrued interest receivable ............................................      (504,692)      (310,912)
    Increase in other assets ...........................................................      (399,172)      (242,045)
    (Decrease) increase in other liabilities ...........................................    (3,067,156)       842,790
                                                                                          ---------------------------
          Net cash (used in) provided by operating activities ..........................    (3,701,711)     1,865,602
                                                                                          ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease (increase) in federal funds sold ........................................     2,760,000     (5,105,000)
  Net (increase) decrease in interest-bearing  deposits at financial
    institutions .......................................................................    (1,312,441)     1,712,774
  Activity in securities portfolio:
    Purchases ..........................................................................   (13,154,015)   (15,987,703)
    Calls and maturities ...............................................................    10,850,000     10,235,000
    Paydowns ...........................................................................       184,465        277,110
    Activity in bank-owned life insurance:
      Purchases ........................................................................      (260,807)      (589,812)
      Increase in cash value ...........................................................      (249,708)      (178,747)
    Net loans/leases originated and held for investment ................................   (27,570,227)    (4,355,140)
    Purchase of premises and equipment .................................................      (730,090)    (3,560,103)
                                                                                          ---------------------------
          Net cash used in investing activities ........................................   (29,482,823)   (17,551,621)
                                                                                          ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit accounts .....................................................    48,884,526        231,897
  Net (decrease) increase in short-term borrowings .....................................   (31,502,577)    15,142,898
  Activity in Federal Home Loan Bank advances:
    Advances ...........................................................................     3,000,000             --
    Payments ...........................................................................    (3,556,966)       (54,246)
  Net (decrease) increase in other borrowings ..........................................    (1,388,563)     5,000,000
  Proceeds from issuance of junior subordinated debentures .............................    10,310,000             --
  Tax benefit of nonqualified stock options exercised ..................................         8,130         52,828
  Stock-based compensation expense .....................................................        77,443             --
  Payment of cash dividends ............................................................      (181,249)      (179,866)
  Proceeds from issuance of common stock, net ..........................................        78,904        122,531
                                                                                          ---------------------------
          Net cash provided by financing activities ....................................    25,729,648     20,316,042
                                                                                          ---------------------------

          Net (decrease) increase in cash and due from banks ...........................    (7,454,886)     4,630,023
Cash and due from banks, beginning .....................................................    38,956,627     21,372,342
                                                                                          ---------------------------
Cash and due from banks, ending ........................................................  $ 31,501,741   $ 26,002,365
                                                                                          ===========================

Supplemental disclosure of cash flow information, cash payments for:
  Interest .............................................................................  $  7,006,831   $  3,823,467

  Income/franchise taxes ...............................................................  $    969,958   $     29,851

Supplemental schedule of noncash investing activities:
  Change in accumulated other comprehensive income,
    unrealized losses on securities available for sale, net ............................  $     (5,575)  $   (704,209)
  Transfers of loans to other real estate owned ........................................  $         --   $         --

                 See Notes to Consolidated Financial Statements

Part I
Item 1

                               QCR HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2006


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the period ended March 31, 2006 is not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform with the current period presentation.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of QCR Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company ("Quad City Bank & Trust"), Cedar Rapids Bank and Trust Company ("Cedar Rapids Bank & Trust"), Rockford Bank and Trust Company ("Rockford Bank & Trust"), Quad City Bancard, Inc. ("Bancard"), and Quad City Liquidation Corporation ("QCLC"). Quad City Bank & Trust owns 80% of the equity interests of M2 Lease Funds, LLC ("M2 Lease Funds"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also wholly owns QCR Holdings Statutory Trust II ("Trust II"), QCR Holdings Statutory Trust III ("Trust III"), QCR Holdings Statutory Trust IV ("Trust IV"), and QCR Holdings Statutory Trust V ("Trust V"). These four entities were established by the Company for the sole purpose of issuing trust preferred securities. As required by a ruling of the Securities and Exchange Commission in December 2003, the Company's equity investments in these entities are not consolidated, but are included in other assets on the consolidated balance sheet for $1.1 million in aggregate at March 31, 2006. In addition to these nine wholly owned subsidiaries, the Company has an aggregate investment of $355 thousand in three affiliated companies, Nobel Electronic Transfer, LLC, Nobel Real Estate Investors, LLC, and Velie Plantation Holding Company. The Company owns 20% equity positions in each of these affiliated companies. In June 2005, Cedar Rapids Bank & Trust entered into a joint venture as a 50% owner of Cedar Rapids Mortgage Company, LLC ("Cedar Rapids Mortgage Company").

Stock-based compensation plans: The Company's Board of Directors adopted and the stockholders approved three stock option and incentive plans in June 1993, November 1996, and January 2004. These plans are administered by a Committee appointed by the Board of Directors, which determines the number and exercise price of stock options granted at the time of the grant. Additionally two of the stock option and incentive plans allow the granting of stock appreciation rights ("SARs"). The Company's Board of Directors adopted and the stockholders also approved an employee stock purchase plan in October 2002. Please refer to Note 14 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005, for additional information related to these stock option and incentive plans, SARs and stock purchase plan.

Prior to  January 1,  2006,  the  Company's  stock-based  employee  compensation expense under the stock option plans was accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Because the exercise price of the Company's employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. The Company adopted the provisions of Statement of Financial Accounting Standard 123R ("SFAS 123R") effective as of January 1, 2006. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that all share-based awards made to employees and directors, including stock options, SARs and stock purchase plan transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under the modified prospective application, compensation cost included in noninterest expenses for the three months ended March 31, 2006 includes 1) compensation cost of share-based payments granted prior to but not yet vested as of March 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard 123 ("SFAS 123"), and 2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of applying the provisions of SFAS 123R during the three months ended March 31, 2006, the Company recognized additional stock-based compensation expense related to stock options, stock purchases, and SARs of $3 thousand. As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. Prior to adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123R, for the three months ended March 31, 2006, the Company revised our consolidated statements of cash flows presentation to report the tax benefits from the exercise of stock option3 as financing cash flows.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:


                                                 Three Months Ended March 31,
                                           -------------------------------------
                                                 2006                2005
                                           -------------------------------------
Dividend yield .........................   0.42% to 0.44%      0.36% to 0.39%
Expected volatility ....................   24.46% to 26.55%    24.65% to 24.81%
Risk-free interest rate ................   4.47% to 4.87%      4.27% to 4.48%
Expected life of option grants .........   6 years             10 years
Weighted-average grant date fair value .   $6.49               $9.06

The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

                                                 Three Months Ended March 31,
                                           -------------------------------------
                                                 2006                2005
                                           -------------------------------------
Dividend yield .........................   0.41%                 0.38%
Expected volatility ....................   10.93%                24.81%
Risk-free interest rate ................   4.17% to 4.40%        2.21% to 2.47%
Expected life of stock purchase grants .   3 to 6 months         3 to 6 months
Weighted-average grant date fair value .   $2.57                 $3.29

The fair value is amortized on a straight-line basis over the vesting periods of the grants and will be adjusted for subsequent changes in estimated forfeitures. The expected dividend yield assumption is based on the Company's current expectations about its anticipated dividend policy. Expected volatility is based on historical volatility of the Company's common stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of grants is derived using the `simplified" method as allowed under the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 and represents the period of time that options are expected to be outstanding. Historical data is used to estimate forfeitures used in the model. Two separate groups of employees (employees subject to broad based grants, and executive employees and directors) are used.

As of March 31, 2006, there was $550 thousand of unrecognized compensation cost related to share based payments, which is expected to be recognized over a weighted average period of 2.8 years.

A summary of the stock option plans as of March 31, 2006 and changes during the quarter is presented below:


                                                          Weighted
                                                           Average    Aggregate
                                                          Exercise    Intrinsic
                                           Shares           Price       Value
                                           -------------------------------------
Outstanding, beginning .............       252,658       $   13.25
  Granted ..........................        52,650       $   18.80
  Exercised ........................        (4,043)      $   18.39
  Forfeited ........................        (1,274)      $   19.12
                                           -------
Outstanding, ending ................       299,991       $   14.26   $ 1,584,066
                                           =======                   ===========

Exercisable, ending ................       154,656       $   10.97   $ 1,293,174
                                           =======                   ===========


The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the 243,141 options that were in-the-money at March 31, 2006. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company's stock option plans was $97,556 and $21,256, respectively, determined as of the date of the option exercise.

A further summary of options outstanding as of March 31, 2006 is presented below:


                                       Options Outstanding              Options Exercisable
                           -------------------------------------------------------------------
                                             Weighted
                                              Average      Weighted                   Weighted
                                             remaining      Average                   Average
                             Number         contractual    Exercise        Number     Exercise
                           Outstanding         Life         Price       Exercisable    Price
                           -------------------------------------------------------------------
$5.89 to $6.90 ...........    22,399        3.80 years    $    6.61        18,949    $    6.55
$7.00 to $7.13 ...........    34,550        5.01 years         7.01        25,550         7.01
$7.45 to $9.39 ...........    36,653        2.51 years         8.85        36,203         8.87
$9.87 to $11.64 ..........    34,373        5.52 years        10.33        25,757        10.41
$11.83 to $18.48 .........    67,686        6.82 years        16.56        27,476        14.27
$18.67 to $19.70 .........    54,980        9.04 years        19.00        11,280        18.94
$20.63 to $22.00 .........    49,350        8.80 years        21.20         9,441        21.04
                             -------                                      -------
                             299,991                                      154,656
                             =======                                      =======

A summary of the stock purchase plan as of March 31, 2006 is presented below:


                                                --------------------------------
                                                             Weighted
                                                             Average   Aggregate
                                                             Exercise  Intrinsic
                                                Shares        Price      Value
                                                --------------------------------
Outstanding, ending ...................         2,444       $   17.73   $35,802
                                                =====                   =======

A summary of the status of SARs as of March 31, 2006 is presented below:


                                                                                     Weighted
                                                                                     Average
                                                                       Number        Exercise
                                                                      Awarded         Price
                                                                     ------------------------
Outstanding, beginning ...........................................   104,775        $   10.29
  Granted ........................................................        --               --
  Exercised ......................................................        --               --
  Forfeited ......................................................        --               --
                                                                     ------------------------
Outstanding, ending ..............................................   104,775        $   10.29
                                                                     ========================

Exercisable, ending ..............................................    93,435        $   10.16
                                                                     ========================

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation prior to January 1, 2006. For purposes of this pro forma disclosure, the value of the option and purchase plan grants were estimated using a Black-Scholes option pricing model and amortized on a straight-line basis over the respective vesting period of the awards.


                                                 Three Months Ended
                                                      March 31,
                                                        2005
                                                 ------------------
Net income, as reported .......................    $   1,323,750
  Deduct total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects ...             (44,244)
                                                   -------------
              Net income ...................       $   1,279,506
                                                   =============
Earnings per share:
  Basic:
    As reported ...........................        $        0.29
    Pro forma .............................        $        0.28
  Diluted:
    As reported ...........................        $        0.29
    Pro forma .............................        $        0.28


NOTE 2 - EARNINGS PER SHARE

      The following information was used in the computation of earnings per share on a basic and diluted basis.


                                                          Three months ended
                                                              March 31,
                                                      -------------------------
                                                         2006           2005
                                                      -------------------------
Net income, basic and diluted
  earnings ........................................   $  833,171     $1,323,750
                                                      =========================

Weighted average common shares
  outstanding .....................................    4,535,591      4,503,312

Weighted average common shares
  issuable upon exercise of stock
  options and under the
  employee stock purchase plan ....................       80,870        107,987
                                                      -------------------------
Weighted average common and
  common equivalent shares
  outstanding .....................................   $4,616,461     $4,611,299
                                                      =========================

NOTE 3 - BUSINESS SEGMENT INFORMATION

The Company's business segments operate utilizing strong intercompany relationships, primarily with Quad City Bank & Trust. Cedar Rapids Bank & Trust and Rockford Bank & Trust both look to Quad City Bank & Trust as their primary upstream correspondent bank. These relationships produce federal funds activity, both purchases and sales, which result in intercompany interest income/expense, that is eliminated in segment reporting. At March 31, 2006, the negative net effect of this elimination to Quad City Bank & Trust's net income was $91 thousand. The reciprocal positive net effects of this elimination to net income, at March 31, 2006, were $67 thousand to Cedar Rapids Bank & Trust and $24 thousand to Rockford Bank & Trust. At March 31, 2005, the negative net effect of this elimination to Quad City Bank & Trust's net income was $2 thousand. The reciprocal net effects to net income, at March 31, 2005, were a positive $38, thousand to Cedar Rapids Bank & Trust and a negative $36 thousand to Rockford Bank & Trust.

M2 Lease Funds also utilizes the services of Quad City Bank & Trust to provide the funding for its $37.1 million lease portfolio. The intercompany interest income/expense, which results from this funding relationship, is eliminated in segment reporting. At March 31, 2006, the negative net effect to net income for Quad City Bank & Trust and the positive net effect to net income for M2 Lease Funds were each $373 thousand. At March 31, 2005, M2 Lease Funds was not a segment of the Company.

Selected financial information on the Company's business segments, with all intercompany accounts and transactions eliminated, is presented as follows for the three-month periods ended March 31, 2006 and 2005, respectively.


                                                      Three months ended
                                                          March 31,
                                               --------------------------------
                                                    2006               2005
                                               --------------------------------
Revenue:
  Commercial banking:
    Quad City Bank & Trust .............       $ 10,284,048        $  8,602,346
    Cedar Rapids Bank & Trust ..........          4,588,189           3,258,266
    Rockford Bank & Trust ..............            660,058              56,987
  Credit card processing ...............            590,323             472,980
  Trust management .....................            781,293             735,143
  Leasing services .....................            784,098                  --
  All other ............................            119,475             272,887
                                               --------------------------------
          Total revenue ................       $ 17,807,484        $ 13,398,609
                                               ================================

Net income (loss):
  Commercial banking:
    Quad City Bank & Trust .............       $    372,631        $  1,363,014
    Cedar Rapids Bank & Trust ..........            463,385             377,699
    Rockford Bank & Trust ..............           (295,707)           (378,724)
  Credit card processing ...............            191,961             117,556
  Trust management .....................            199,720             198,188
  Leasing services .....................            642,175                  --
  All other ............................           (740,994)           (353,983)
                                               --------------------------------
          Total net income .............       $    833,171        $  1,323,750
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

Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At March 31, 2006 and December 31, 2005, no amounts were recorded as liabilities for the banks' potential obligations under these guarantees.

As of March 31, 2006 and December 31, 2005, commitments to extend credit aggregated were $406.8 million and $385.8 million, respectively. As of March 31, 2006 and December 31, 2005, standby, commercial and similar letters of credit aggregated were $15.5 million and $15.2 million, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amounts of $4.6 million and $2.6 million, at March 31, 2006 and December 31, 2005 respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements also contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company's subsidiary banks, the Company had $43.9 million and $43.4 million of sold residential mortgage loans with recourse provisions still in effect at March 31, 2006 and December 31, 2005, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the three months ended March 31, 2006 or the year ended December 31, 2005. In the opinion of management, the risk of recourse to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

During 2004, Quad City Bank & Trust joined the Federal Home Loan Bank's (FHLB) Mortgage Partnership Finance (MPF) Program, which offers a "risk-sharing" alternative to selling residential mortgage loans to investors in the secondary market. Lenders funding mortgages through the MPF Program manage the credit risk of the loans they originate. The loans are subsequently funded by the FHLB and held within their portfolio, thereby managing the liquidity, interest rate, and prepayment risks of the loans. Lenders participating in the MPF Program receive monthly credit enhancement fees for managing the credit risk of the loans they originate. Any credit losses incurred on those loans will be absorbed first by private mortgage insurance, second by an allowance established by the FHLB, and third by withholding monthly credit enhancements due to the participating lender. At March 31, 2006, Quad City Bank & Trust had funded $13.8 million of mortgages through the FHLB's MPF Program with an attached credit exposure of $279 thousand. In conjunction with its participation in this program, at March 31, 2006, Quad City Bank & Trust had both a credit enhancement receivable and a credit enhancement obligation of $44 thousand. At December 31, 2005, Quad City Bank & Trust had funded $13.8 million of mortgages through the FHLB's MPF Program with an attached credit exposure of $279 thousand. In conjunction with its participation in this program, at December 31, 2005, Quad City Bank & Trust had an allowance for credit losses on these off-balance sheet exposures of $48 thousand.

Bancard is subject to the risk of cardholder chargebacks and its merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the local merchant. Until 2004, Bancard had not experienced any noteable chargeback activity in which the local or agent bank merchant's cash reserves on deposit were not sufficient to cover the chargeback volumes. However, in 2004, two of Bancard's local merchants experienced cases of fraud and subsequent chargeback volumes that surpassed their cash reserves. As a result, Bancard incurred $196 thousand of chargeback loss expense due to the fraudulent activity on these two merchants and the establishment in August 2004 of an allowance for chargeback losses. Throughout 2005 monthly provisions were made to the allowance for chargeback losses based on the dollar volumes of merchant credit card activity. For the year ended December 31, 2005, monthly provisions were made totaling $48 thousand. An aggregate of $135 thousand of reversals of specific merchant reserves during 2005 more than offset these provisions. At March 31, 2006 and December 31, 2005, Bancard had a merchant chargeback reserve of $80 thousand and $77 thousand, respectively. For the quarter ended March 31, 2006, provisions were made totaling $3 thousand. Management will continually monitor merchant credit card volumes, related chargeback activity, and Bancard's level of the allowance for chargeback losses.

The Company also has a limited guarantee to MasterCard International, Incorporated, which is backed by a $750 thousand letter of credit from The Northern Trust Company. As of March 31, 2006 and December 31, 2005, there were no significant pending liabilities.

In an arrangement with Goldman, Sachs and Company, Cedar Rapids Bank & Trust offers a cash management program for select customers. Using this cash management tool, the customer's demand deposit account performs like an investment account. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund distributed by Goldman Sachs. As with a traditional demand deposit account, customers retain complete check-writing and withdrawal privileges. If the demand deposit account balance drops below the predetermined threshold, funds are automatically swept back from the money market fund at Goldman Sachs to the account at Cedar Rapids Bank & Trust to maintain the required minimum balance. Balances swept into the money market funds are not bank deposits, are not insured by any U.S. government agency, and do not require cash reserves to be set against the balances. At March 31, 2006 and December 31, 2005, the Company had $37.7 million and $36.1 million, respectively, of customer funds invested in this cash management program.

NOTE 5 - JUNIOR SUBORDINATED DEBENTURES

Junior subordinated debentures are summarized as March 31, 2006 and 2005 as follows:

                                                     2006               2005
                                                 -------------------------------
Note Payable to Trust II ...............         $12,372,000         $12,372,000
Note Payable to Trust III ..............           8,248,000           8,248,000
Note Payable to Trust IV ...............           5,155,000           5,155,000
Note Payable to Trust V ................          10,310,000                  --
                                                 -------------------------------
                                                 $36,085,000         $25,775,000
                                                 ===============================

In February 2004, the Company issued, in a private transaction, $12.0 million of fixed/floating rate capital securities and $8.0 million of floating rate capital securities through two newly formed subsidiaries, Trust II and Trust III, respectively. The securities issued by Trust II and Trust III mature in thirty years. The fixed/floating rate capital securities are callable at par after seven years, and the floating rate capital securities are callable at par after five years. The fixed/floating rate capital securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they have a variable rate based on the three-month LIBOR, reset quarterly, and the floating rate capital securities have a variable rate based on the three-month LIBOR, reset quarterly, with the rate currently set at 7.38%. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $12.4 million and $8.2 million, respectively. These securities were $20.0 million in aggregate at March 31, 2006. On June 30, 2004, the Company redeemed $12.0 million of 9.2% cumulative trust preferred securities issued by Trust I in 1999. During 2004, the Company recognized a loss of $747 thousand on the redemption of these trust preferred securities at their earliest call date, which resulted from the one-time write-off of unamortized costs related to the original issuance of the securities in 1999.

In May 2005, the Company issued $5.0 million of floating rate capital securities of QCR Holdings Statutory Trust IV. The securities represent the undivided beneficial interest in Trust IV, which was established by the Company for the sole purpose of issuing the Trust Preferred Securities. The securities issued by Trust IV mature in thirty years, but are callable at par after five years. The Trust Preferred Securities have a variable rate based on the three-month LIBOR, reset quarterly, with the current rate set at 6.87%. Interest is payable quarterly. Trust IV used the $5.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $155 thousand of proceeds from its own equity to purchase $5.2 million of junior subordinated debentures of the Company.

On February 24, 2006, the Company announced the issuance of $10.0 million of fixed/floating rate capital securities of QCR Holdings Statutory Trust V. The securities represent the undivided beneficial interest in Trust V, which was established by the Company for the sole purpose of issuing the Trust Preferred Securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended and were not registered under the Act.

The securities issued by Trust V mature in thirty years, but are callable at par after five years. The Trust Preferred Securities have a fixed rate of 6.22%, payable quarterly, for five years, at which time they have a variable rate based on the three-month LIBOR plus 1.55%, reset and payable quarterly. Trust V used the $10.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $310 thousand of proceeds from its own equity to purchase $10.3 million of junior subordinated debentures of the Company. The Company incurred no issuance costs as a result of the transaction. The Company used the net proceeds for general corporate purposes, including the paydown of its other borrowings.

NOTE 7 - RECENT ACCOUNTING DEVELOPMENTS

In February 2006, FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments", which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS
133. For the Company, this statement is effective for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, with earlier adoption permitted. The Company does not anticipate a material impact to the consolidated financial statements when SFAS 155 is adopted.

In March 2006, FASB issued SFAS 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140". SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract as defined in the SFAS. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and allows an entity to choose between amortization or fair value measurement methods for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading without tainting the investment portfolio, provided the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities. SFAS 156 is effective for the Company on January 1, 2007. The Company does not anticipate a material impact to the consolidated financial statements when SFAS 156 is adopted.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

QCR Holdings, Inc. is the parent company of Quad City Bank & Trust, Cedar Rapids Bank & Trust, Rockford Bank & Trust and Quad City Bancard, Inc.

Quad City Bank & Trust and Cedar Rapids Bank & Trust are Iowa-chartered commercial banks, and Rockford Bank & Trust is an Illinois-chartered commercial bank. All are members of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation. Quad City Bank & Trust commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. Quad City Bank & Trust also provides leasing services through its 80%-owned subsidiary, M2 Lease Funds, located in Milwaukee, Wisconsin. Cedar Rapids Bank & Trust commenced operations in 2001 and provides full-service commercial and consumer banking services to Cedar Rapids and adjacent communities through its main office located on First Avenue in downtown Cedar Rapids, Iowa and its branch facility located on Council Street in northern Cedar Rapids. Cedar Rapids Bank & Trust also provides residential real estate mortgage lending services through its 50%-owned joint venture, Cedar Rapids Mortgage Company. Rockford Bank & Trust commenced operations in January 2005 and provides full-service commercial and consumer banking services to Rockford and adjacent communities through its original office located in downtown Rockford, and its recently opened branch facility located on Guilford Road at Alpine Road in Rockford. In April 2006, Rockford Bank & Trust received permission to open a loan production office/deposit production office (LPO/DPO) in Milwaukee, Wisconsin, and currently has a branch application pending with the Federal Reserve. The Company has hired a team of bankers, who currently operate in Milwaukee as a division of Rockford Bank & Trust.

Bancard provides merchant and cardholder credit card processing services. Bancard currently provides credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks and agent banks.

OVERVIEW

Despite the solid growth in revenue experienced during the first quarter of 2006, net income for the quarter fell significantly short of first quarter net income from one year ago, due primarily to an increase in noninterest expenses. Net income for the first quarter of 2006 was $833 thousand as compared to net income of $1.3 million for the same period in 2005, a decrease of $491 thousand, or 37%. Both basic and diluted earnings per share for the first quarter of 2006 were $0.18, compared to $0.29 basic and diluted earnings per share for the like quarter in 2005. For the three months ended March 31, 2006, total revenue experienced an improvement of $4.4 million when compared to the same period in 2005. Contributing to this 33% improvement in revenue for the Company were increases in interest income of $4.2 million, or 39%, and in noninterest income of $220 thousand, or 8%. In the first quarter of 2006, the Company's net interest spread narrowed for the third consecutive quarter, and as a result, the net interest margin declined 28 basis points from the first quarter of 2005. For the first three months of 2006, the Company increased its provision for loan/lease losses by $243 thousand, or 81%, when compared to the first quarter of 2005. The recognition in March 2006 of an impairment loss of $143 thousand pretax on a mortgage-backed mutual fund investment contributed significantly to the decrease in net income. The first quarter of 2006 reflected a significant increase in noninterest expense of $1.4 million, or 20%, when compared to the same period in 2005. The increase in noninterest expense was predominately due to increases in both personnel and facilities costs, as the subsidiary banks opened five new banking locations during 2005 and the Company made preparations during the first quarter of 2006 to branch into Wisconsin.

The Company's net income for the first quarter of 2006 was $833 thousand, which was down 34%, or $435 thousand from the previous quarter. Quarter-to-quarter total revenue increased by $1.2 million, or 7%, while total expense increased by $2.0 million, or 13%. In a comparison of the first quarter of 2006 to the fourth quarter of 2005, a 12% increase in noninterest income, or $325 thousand, was offset by the combination of a decline in net interest income of $185 thousand, an increase in the provision for loan/lease losses of $203 thousand, or 60%, and an increase in noninterest expenses of 9%, or $689 thousand. In the first quarter of 2006, the Company's net interest spread narrowed for the third consecutive quarter, and as a result, net interest income declined 3% from the fourth quarter of 2005. Increases in both the average volumes and rates of interest-bearing assets were more than offset by increases in the volumes and rates on deposits at the subsidiary banks. Salaries and employee benefits expense was the primary contributor to the increase in noninterest expenses, as the Company experienced increases in the expense for several employee compensation programs, such as the supplemental executive retirement programs ("SERPs"), the deferred compensation program and stock-based compensation programs. In March 2006, Michael A. Bauer, President and Chief Executive Officer of Quad City Bank & Trust, announced his planned retirement for 2009, which contributed to the increase in employee compensation program expense.

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

Net interest income increased $628 thousand, or 10%, to $7.1 million for the quarter ended March 31, 2006, from $6.5 million for the first quarter of 2005. For the first quarter of 2006, average earnings assets increased by $160 thousand, or 20%, and average interest-bearing liabilities increased by $161 thousand, or 23%, when compared with average balances for first quarter of 2005. A comparison of yields, spread and margin from the first quarter of 2006 to the first quarter of 2005 are as follows:

     o The average yield on interest-earning assets increased 86 basis points.

     o The average cost of interest-bearing liabilities increased 119 basis points.

     o    The net interest spread declined 33 basis points from 2.99% to 2.66%.

     o    The net interest margin declined 28 basis points from 3.26% to 2.98%.

The Company's average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as, the components of change in net interest income are presented in the following tables:

    Consolidated Average Balance Sheets and Analysis of Net Interest Earnings
                      For the three months ended March 31,

                                                          2006                                  2005
                                       ------------------------------------------------------------------------------
                                                        Interest        Average                 Interest     Average
                                          Average        Earned         Yield or    Average      Earned      Yield or
                                          Balance        or Paid         Cost       Balance      or Paid       Cost
                                       ------------------------------------------------------------------------------
ASSETS
Interest earning assets:
Federal funds sold .................   $    14,507     $       150        4.14%  $     3,411   $        18      2.11%
Interest-bearing deposits at
  financial institutions ...........         3,964              42        4.24%        5,531            41      2.97%
Investment securities (1)...........       182,886           1,950        4.26%      149,004         1,371      3.68%
Gross loans/leases receivable (2) ..       764,038          12,814        6.71%      647,923         9,320      5.75%
                                       ---------------------------               -------------------------
          Total interest earning
          assets ...................       965,395          14,956        6.20%      805,869        10,750      5.34%
Noninterest-earning assets:
Cash and due from banks.............   $    35,015                               $    28,453
Premises and equipment..............        25,715                                    19,594
Less allowance for estimated
  losses on loan ...................        (9,028)                                   (9,423)
Other ..............................        39,513                                    34,096
                                       -----------                               -----------
          Total assets .............   $ 1,056,610                               $   878,589
                                       ===========                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits....   $   255,414           1,805        2.83%  $   171,275           436      1.02%
Savings deposits ...................        32,363             166        2.05%       16,264            13      0.32%
Time deposits ......................       337,572           3,316        3.93%      298,719         1,996      2.67%
Short-term borrowings ..............        82,414             562        2.73%      105,923           466      1.76%
Federal Home Loan Bank advances ....       129,310           1,274        3.94%       92,003           850      3.70%
Junior subordinated debentures .....        30,930             520        6.72%       20,620           330      6.40%
Other borrowings ...................         7,911             109        5.51%        9,750           101      4.14%
                                       ---------------------------               -------------------------
          Total interest-bearing
          liabilities ..............   $   875,914           7,752        3.54%  $   714,554         4,192      2.35%

Noninterest-bearing demand..........   $   113,416                               $   106,985
Other noninterest-bearing
  liabilities ......................        12,354                                     5,889
                                       -----------                               -----------
Total liabilities...................     1,001,684                                   827,428
Stockholders' equity................        54,926                                    51,161
                                       -----------                               -----------
         Total liabilities and
         stockholders' equity ......   $ 1,056,610                               $   878,589
                                       ===========                               ===========
Net interest income.................                   $     7,204                             $     6,558
                                                       ===========                             ===========
Net interest spread ................                                      2.66%                                 2.99%
                                                                        =======                               =======
Net interest margin.................                                      2.98%                                 3.26%
                                                                        =======                               =======
Ratio of average interest earning
  assets to average interest-
  bearing liabilities ..............       110.22%                                   112.78%
                                       ===========                               ===========

     (1) Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

     (2) Loan fees are not material and are included in interest income from loans receivable.

             Analysis of Changes of Interest Income/Interest Expense
                  For the twelve months ended December 31, 2006

                                                            Inc./(Dec.)  Components of Change(1)
                                                                from     ----------------------
                                                            Prior Period    Rate       Volume
                                                            -----------------------------------
                                                                        2006 vs. 2005
                                                            -----------------------------------
                                                                    (Dollars in Thousands)
INTEREST INCOME
Federal funds sold ......................................   $     132    $      31    $     101
Interest-bearing deposits at financial institutions .....           1           16          (15)
Investment securities (2)................................         579          241          338
Gross loans/leases receivable (3)........................       3,494        1,654        1,840
                                                            -----------------------------------
          Total change in interest income................   $   4,206    $   1,942    $   2,264
                                                            -----------------------------------

INTEREST EXPENSE
Interest-bearing demand deposits ........................   $   1,369    $     986    $     383
Savings deposits.........................................         153          101           52
Time deposits............................................       1,320        1,014          306
Short-term borrowings ...................................          96          232         (136)
Federal Home Loan Bank advances..........................         424           60          364
Junior subordinated debentures ..........................         190           17          173
Other borrowings ........................................           8           29          (21)
                                                            -----------------------------------
          Total change in interest expense ..............   $   3,560    $   2,439    $   1,121
                                                            -----------------------------------
Total change in net interest income .....................   $     646    $    (497)   $   1,143
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

     (3) Loan fees are not material and are included in interest income from loans/leases receivable.


CRITICAL ACCOUNTING POLICY

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan/lease losses. The Company's allowance for loan/lease loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan/lease loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/lease, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for loan/lease losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this
Management's Discussion and Analysis, which discusses the allowance for loan/lease losses in the section entitled "Financial Condition." Altho5gh management believes the levels of the allowance as of both March 31, 2006 and December 31, 2005 were adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Interest income increased by $4.2 million to $14.9 million for the three-month period ended March 31, 2006 when compared to $10.7 million for the quarter ended March 31, 2005. The increase of 39% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans/leases receivable, in combination with an improved aggregate asset yield. The Company's average yield on interest earning assets was 6.20%, an increase of 86 basis points for the three months ended March 31, 2006 when compared to the same period in 2005.

Interest expense increased by $3.6 million from $4.2 million for the three-month period ended March 31, 2005, to $7.8 million for the three-month period ended March 31, 2006. The 85% increase in interest expense was almost entirely due to aggregate increased interest rates, principally with respect to customers' interest-bearing demand deposits and time deposits in the subsidiary banks. The Company's average cost of interest bearing liabilities was 3.54% for the three months ended March 31, 2006, which was an increase of 119 basis points when compared to the first quarter of 2005.

At March 31, 2006 and December 31, 2005, the Company had an allowance for estimated losses on loans/leases of 1.19% and 1.17%, respectively. The provision for loan/lease losses increased by $243 thousand from $301 thousand for the three-month period ended March 31, 2005 to $544 thousand for the three-month period ended March 31, 2006. During the first quarter of 2006, management determined the appropriate monthly provision for loan/lease losses based upon a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. During the first quarter of 2006, net growth in the loan/lease portfolio of $29.5 million warranted a $351 thousand provision to the allowance for loan/lease losses, while downgrades within the portfolio contributed additional provisions of $193 thousand. During the first quarter of 2005, net growth in the loan/lease portfolio of $4.3 million warranted a $58 thousand provision to the allowance for loan/lease losses, while downgrades within the portfolio contributed an additional provision of $243 thousand. For the three months ended March 31, 2006, there were commercial loan charge-offs of $63 thousand, and there were commercial recoveries of $100 thousand. Consumer loan charge-offs and recoveries totaled $105 thousand and $10 thousand, respectively, during the quarter. Credit card loans accounted for 27% of the first quarter consumer gross charge-offs. Residential real estate loans had $17 thousand of charge-offs with $8 thousand of recoveries for the three months ended March 31, 2006.

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2006 and 2005.


                               Noninterest Income

                                                               Three months ended
                                                                    March 31,
                                                     -------------------------------------
                                                         2006           2005      % change
                                                     -------------------------------------
Merchant credit card fees, net of processing costs   $   495,793    $   418,959      18.3%
Trust department fees ............................       781,293        735,143       6.3%
Deposit service fees .............................       465,416        381,266      22.1%
Gains on sales of loans, net .....................       205,235        259,836     (21.0)%
Securities losses, net ...........................      (142,586)            --         NA
Earnings on bank-owned life insurance ............       249,708        178,727      39.7%
Investment advisory and management fees ..........       300,543        140,179     114.4%
Other ............................................       583,233        604,510      (3.5)%
                                                     -------------------------------------
          Total noninterest income ...............   $ 2,938,635    $ 2,718,620       8.1%
                                                     =====================================

Detail concerning changes in noninterest income for the first quarter of 2006, when compared to the first quarter of 2005, is as follows:

     o For the first quarter of 2006, Bancard's merchant credit card fees, net of processing costs improved $77 thousand when compared to the first quarter of 2005. The recovery of the remaining balance of an ISO-conversion reserve of $64 thousand in March 2006 accounted for 83% of the increase from year-to-year.

     o For the quarter ended March 31, 2006, trust department fees increased $46 thousand from the same quarter in 2005. This was the result of the continued development of existing trust relationships and the addition of new trust customers throughout the past twelve months.

     o Deposit service fees increased $84 thousand for the first quarter of 2006 when compared to the same period in 2005. This increase was primarily a result of an increase in service fees collected on the demand deposit accounts at Cedar Rapids Bank & Trust. The quarterly average balance of the Company's consolidated demand deposits at March 31, 2006 increased $90.6 million from March 31, 2005. Service charges and NSF (non-sufficient funds or overdraft) charges related to the Company's demand deposit accounts were the main components of deposit service fees.

     o For the first quarter of 2006, gains on sales of loans, net, decreased $55 thousand, when compared to the three months ended March 31, 2005. Loans originated for sale during the first quarter of 2006 were $17.8 million and during the first quarter of 2005 were $18.1 million. Proceeds on the sales of loans during the first quarters of 2006 and 2005 were $16.1 million and $17.8 million, respectively.

     o In March 2006, the Company recognized an impairment loss of $143 thousand on a mortgage-backed mutual fund investment held in Quad City Bank & Trust's securities portfolio. There were no secur)ties losses in the first quarter of 2005.

     o Earnings on the cash surrender value of life insurance increased $71 thousand for the first quarter of 2006 when compared to the same period in 2005. At March 31, 2006, levels of bank-owned life insurance
          (BOLI) on key executives at the subsidiary banks was $13.0 million at Quad City Bank & Trust, $4.1 million at Cedar Rapids Bank & Trust, and $803 thousand at Rockford Bank & Trust.

     o Investment advisory and management fees increased $160 thousand for the three months ended March 31, 2006, when compared to the three months ended March 31, 2005. Beginning January 1, 2006, the investment representatives at Quad City Bank & Trust, who had previously been employees of LPL Financial Services, were brought on as staff of the bank. As a result of this organizational change, fees are now reported gross of representative commissions rather than net, as in previous quarters. The year-to-year increase was primarily due to this change.

     o For the quarter ended March 31, 2006, other noninterest income decreased $21 thousand from the same quarter in 2005. During the first quarter of 2005, one of the Company's affiliated companies, Nobel Electronic Transfer, LLC, completed a large, one-time sales transaction, which contributed $219 thousand to other noninterest income. During the first quarter of 2006, M2 Lease Funds had $54 thousand in gains on the disposal of leased assets, which contributed to other noninterest income. Other noninterest income in each quarter consisted primarily of income from affiliated companies, earnings on other assets, Visa check card fees, and ATM fees.

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2006 and 2005.


                              Noninterest Expenses

                                                         Three months ended
                                                              March 31,
                                                ----------------------------------
                                                   2006         2005      % change
                                                ----------------------------------
Salaries and employee benefits ..............   $5,047,903   $3,896,367     30.0%
Professional and data processing fees .......      790,838      612,796     29.1%
Advertising and marketing ...................      243,307      260,179     (6.5)%
Occupancy and equipment expense .............    1,250,013      975,953     28.1%
Stationery and supplies .....................      169,369      147,778     14.6%
Postage and telephone .......................      225,130      196,315     14.7%
Bank service charges ........................      135,536      118,473     14.4%
Insurance ...................................      133,076      153,155    (13.1)%
Other .......................................      340,927      593,834    (42.6)%
                                                ---------------------------------
                  Total noninterest expenses    $8,336,099   $6,954,850     19.9%
                                                =================================



Detail concerning changes in noninterest expense for the first quarter of 2006, when compared to the first quarter of 2005, is as follows:

     o For the quarter ended March 31, 2006, total salaries and benefits increased $1.2 million from the previous year's first quarter. The increase of was primarily due to an increase in employees from 257 full time equivalents (FTEs) to 315 from year-to-year, as a result of the Company's continued expansion. Also, the Company experienced increases in the expense for several employee compensation programs, such as the SERPs, the deferred compensation program and stock-based compensation programs during 2006, primarily related to a combination of the application of the provisions of SFAS 123R and Mr. Bauer's planned retirement in 2009. As the result of a previously described organizational change at Quad City Bank & Trust, commissions for investment representatives, previously net from fees, are now included as a portion of salaries and benefits expense. The Company's application of the provisions of SFAS 123R is described in detail in
          Note 1, Summary of Significant Accounting Policies.

     o Professional and data processing fees increased $178 thousand from the first quarter of 2005 to the first quarter of 2006. The primary contributors to the year-to-year increase were legal and consulting fees incurred at the holding company level.

     o For the first quarter of 2006, advertising and marketing expense decreased $17 thousand from the same period in 2005.

     o Occupancy and equipment expense increased $274 thousand from quarter to quarter. The increase was a proportionate reflection of the Company's investment in new facilities at the subsidiary banks, in combination with the related costs associated with additional furniture, fixtures and equipment, such as depreciation, maintenance, utilities, and property taxes. The subsidiary banks opened five new banking locations during 2005.

     o For the three months ended March 31, 2006, stationary and supplies increased $22 thousand from the first quarter of 2005.

     o Postage and telephone increased $29 thousand from the first quarter of 2005 to the first quarter of 2006.

     o For the first quarter of 2006, bank service charges increased $17 thousand from the same period in 2005.

     o Insurance expense decreased $20 thousand from the first quarter of 2005 to the first quarter of 2006. In February 2006, the Company received several premium reimbursements on canceled insurance policies.

     o For the three months ended March 31, 2006, other noninterest expense decreased $253 thousand from the first quarter of 2005. In the first quarter of 2005, $141 thousand of expense was incurred on other real estate owned, in combination with provisions for credit losses on off-balance sheet exposures.

The provision for income taxes was $289 thousand for the three-month period ended March 31, 2006 compared to $627 thousand for the three-month period ended March 31, 2005 for a decrease of $338 thousand, or 54%. The decrease was the result of a decrease in income before income taxes of $775 thousand, or 40%, for the 2006 quarter when compared to the 2005 quarter. Primarily due to an increase in the proportionate share of tax-exempt income to total income from year to year, the Company experienced a decrease in the effective tax rate from 32.2% for the first quarter of 2005 to 25.8% for the first quarter of 2006.

FINANCIAL CONDITION

Total assets of the Company increased by $23.5 million, or 2%, to $1.07 billion at March 31, 2006 from $1.04 billion at December 31, 2005. The growth resulted primarily from the net increase in the loan/lease portfolio, funded by interest-bearing deposits and the issuance of junior-subordinated debentures.

Cash and due from banks decreased by $7.5 million, or 19%, to $31.5 million at March 31, 2006 from $39.0 million at December 31, 2005. Cash and due from banks represented both cash maintained at its subsidiary banks, as well as funds that the Company and its banks had deposited in other banks in the form of non-interest bearing demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At March 31, 2006, the subsidiary banks had $1.7 million invested in such funds. This amount decreased by $2.8 million, or 62%, from $4.5 million at December 31, 2005. The decrease was primarily a result of an decreased demand for Federal funds purchases by Quad City Bank & Trust's downstream correspondent banks.

Interest bearing deposits at financial institutions increased by $1.3 million, or 103%, to $2.6 million at March 31,2006 from $1.3 million at December 31, 2005. Included in interest bearing deposits at financial institutions are demand accounts, money market accounts, and certificates of deposit. The increase was the result of increases in money market accounts of $1.4 million and in demand account balances of $10 thousand, in combination with maturities of certificates of deposit totaling $99 thousand.

Securities increased by $1.9 million, or 1%, to $184.2 million at March 31, 2006 from $182.3 million at December 31, 2005. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $184 thousand were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $91 thousand. Maturities and calls of securities occurred in the amount of $10.9 million, and the portfolio experienced a decrease in the fair value of securities, classified as available for sale, of $10 thousand. These portfolio decreases were offset by the purchase of an additional $13.2 million of securities, classified as available for sale.

Total gross loans/leases receivable increased by $29.5 million, or 4%, to $785.8 million at March 31, 2006 from $756.3 million at December 31, 2005. The increase was the result of originations, renewals, additional disbursements or purchases of $87.6 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $66 thousand, and loan repayments or sales of loans of $58.1 million. During the three months ended March 31, 2006, Quad City Bank & Trust contributed $44.2 million, or 51%, Cedar Rapids Bank & Trust contributed $21.8 million, or 25%, and Rockford Bank & Trust contributed $16.2 million, or 19%, of the Company's loan originations, renewals, additional disbursements or purchases. M2 Lease Funds contributed $5.4 million in lease originations during the first quarter of 2006. The mix of loan/lease types within the Company's loan/lease portfolio at March 31, 2006 reflected 84% commercial, 8% real estate and 8% consumer loans. The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.

The allowance for estimated losses on loans/leases was $9.4 million at March 31, 2006 compared to $8.9 million at December 31, 2005, an increase of $478 thousand, or 5%. The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management's judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed each month on all loans risk-rated as "criticized" credits. The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff, and reported to management and the board of directors.

Although management believes that the allowance for estimated losses on loans/leases at March 31, 2006 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks with the intention to improve the overall quality of the Company's loan/lease portfolio.

Net charge-offs for the three months ended March 31 were $66 thousand in 2006 and $723 thousand in 2005. One measure of the adequacy of the allowance for estimated losses on loans/leases is the ratio of the allowance to the gross loan/lease portfolio. The allowance for estimated losses on loans/leases as a percentage of gross loans/leases was 1.19% at March 31, 2006, 1.17% at December 31, 2005 and 1.35% at March 31, 2005.

At March 31, 2006, total nonperforming assets were $3.0 million compared to $3.7 million at December 31, 2005. The $694 thousand decrease was the result of a $19 thousand increase in nonaccrual loans, a decrease of $213 thousand in other real estate owned, and a decrease of $500 thousand in accruing loans past due 90 days or more.

Nonaccrual loans were $2.6 million at both March 31, 2006 and December 31, 2005. The $19 thousand increase in nonaccrual loans was comprised of a decrease in commercial loans of $21 thousand and consumer loans of $27 thousand, and an increase in real estate loans of $67 thousand. Five large commercial lending relationships at Quad City Bank & Trust, with an aggregate outstanding balance of $1.8 million, comprised 68% of the nonaccrual loans at March 31, 2006. The existence of either a strong collateral position, a governmental guarantee, or an improved payment status on several of the nonperformers significantly reduces the Company's exposure to loss. The subsidiary banks continue to work for resolutions with all of these customers. Nonaccrual loans represented less than one percent of the Company's held for investment loan/lease portfolio at March 31, 2006.

From December 31, 2005 to March 31, 2006, accruing loans past due 90 days or more decreased from $604 thousand to $104 thousand. Credit card loans comprised $51 thousand, or 49%, of this balance at March 31, 2006.

Premises and equipment increased by $156 thousand, or 1%, to $25.8 million at March 31, 2006 from $25.6 million at December 31, 2005. During the first quarter there were purchases of additional land, furniture, fixtures and equipment and leasehold improvements of $730 thousand, which were partially offset by depreciation expense of $574 thousand. In the third quarter of 2005, Rockford Bank & Trust moved forward with plans for a second banking location on Guilford Road at Alpine Road in Rockford. A temporary modular facility opened in December 2005. The Company plans to construct a 20,000 square foot building projected for completion in October 2006 at a cost of $4.4 million. During 2005, capitalized costs associated with this project were $1.5 million. During 2006, $305 thousand of costs were incurred on this project.

On August 26, 2005, Quad City Bank & Trust acquired 80% of the membership units of M2 Lease Funds. The purchase price of $5.0 million resulted in $3.2 million in goodwill.

Accrued interest receivable on loans, securities and interest-bearing deposits with financial institutions increased by $505 thousand, or 10%, to $5.3 million at March 31, 2006 from $4.8 million at December 31, 2005.

Bank-owned life insurance ("BOLI") increased by $511 thousand from $17.4 million at December 31, 2005 to $17.9 million at March 31, 2006. Banks may generally buy BOLI as a financing or cost recovery vehicle for pre-and post-retirement employee benefits. During 2004, the subsidiary banks purchased $8.0 million of BOLI to finance the expenses associated with the establishment of SERPs for the executive officers. Additionally in 2004, the subsidiary banks purchased BOLI totaling $4.2 million on the lives of a number of senior management personnel for the purpose of funding the expenses of new deferred compensation arrangements for senior officers. During the first quarter of 2005, Rockford Bank & Trust purchased $777 thousand of BOLI. These purchases combined with existing BOLI, resulted in each subsidiary bank holding investments in BOLI policies near the regulatory maximum of 25% of capital. As the owners and beneficiaries of these holdings, the banks monitor the associated risks, including diversification, lending-limit, concentration, interest rate risk, credit risk, and liquidity. Quarterly financial information on the insurance carriers is provided to the Company by its compensation consulting firm. Benefit expense associated with both the SERPs and deferred compensation arrangements was $134 thousand and $100 thousand, respectively, for the first quarter of 2006. Earnings on BOLI, for the first quarter of 2006, totaled $250 thousand. Benefit expense associated with the SERPs and deferred compensation arrangements was $44 thousand and $44 thousand, respectively, for the first quarter of 2005. Earnings on BOLI, for the first quarter of 2005, totaled $179 thousand.

Other assets increased by $378 thousand, or 2%, to $17.5 million at March 31, 2006 from $17.1 million at December 31, 2005. Other assets included $8.8 million of equity in Federal Reserve Bank and Federal Home Loan Bank stock, $3.4 million of deferred tax assets, $332 thousand in net other real estate owned (OREO), $1.4 million in investments in unconsolidated companies, $661 thousand of accrued trust department fees, $398 thousand of unamortized prepaid trust preferred securities offering expenses, $526 thousand of prepaid Visa/Mastercard processing charges, other miscellaneous receivables, and various prepaid expenses.

Deposits increased by $48.9 million, or 7%, to $747.4 million at March 31, 2006 from $698.5 million at December 31, 2005. The increase resulted from a $10.4 million aggregate net increase in money market, savings, and total transaction accounts, in combination with a $38.5 million net increase in interest-bearing certificates of deposit. The subsidiary banks experienced a net increase in brokered certificates of deposit of $5.6 million during the first three months of 2006.

Short-term borrowings decreased $31.5 million, or 29%, from $107.5 million at December 31, 2005 to $76.0 million at March 31, 2006. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. As a result of the $48.9 million increase in deposits during the first quarter of 2006, there was a reduction in the subsidiary banks' dependence on short-term borrowings to fund asset growth. Short-term borrowings were comprised of customer repurchase agreements of $62.1 million and $54.7 million at March 31, 2006 and December 31, 2005, respectively, as well as federal funds purchased of $13.9 million at March 31, 2006 and $52.8 million at December 31, 2005.

Federal Home Loan Bank advances decreased by $557 thousand, or less than 1%, to $129.4 million at March 31, 2006 from $130.0 million at December 31, 2005. As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.

Other borrowings decreased $1.4 million, or 13%, from $10.8 million at December 31, 2005 to $9.4 million at March 31, 2006. In February 2006, with proceeds from the issuance of the trust preferred securities of Trust V, the Company made a payment to reduce the balance on a line of credit at an upstream correspondent bank by $10.0 million. In March 2006, the Company drew an advance of $8.5 million, primarily to provide $3.0 million of additional capital to Quad City Bank & Trust and $4.5 million of additional capital to Cedar Rapids Bank & Trust for capital maintenance purposes at each of these subsidiaries.

Junior subordinated debentures increased $10.3 million, or 40%, to $36.1 million at March 31, 2006 from $25.8 million at December 31, 2005. In February 2004, the Company formed two new subsidiaries and issued, in a private transaction, $12.0 million of fixed/floating rate trust preferred securities and $8.0 million of floating rate trust preferred securities of Trust II and Trust III, respectively. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $12.4 million and $8.2 million, respectively. In May 2005, the Company announced the issuance of $5.0 million of floating rate capital securities of QCR Holdings Statutory Trust IV. Trust IV used the $5.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $155 thousand of proceeds from its equity, to purchase $5.2 million of junior subordinated debentures of the Company. On February 4, 2006, the Company announced the issuance of $10.0 million of fixed/floating rate capital securities of QCR Holdings Statutory Trust V. Trust V used the $10.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $310 thousand of proceeds from its equity, to purchase $10.3 million of junior subordinated debentures of the Company.

Other liabilities were $11.7 million at March 31, 2006, down $3.3 million, or 22%, from $15.0 million at December 31, 2005. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At March 31, 2006, the most significant components of other liabilities were $3.5 million of accrued expenses, $2.1 million of accounts payable for leases, $1.6 million of miscellaneous accounts payable, and $3.2 million of interest payable.

Common stock, at both March 31, 2006 and December 31, 2005, was $4.5 million. The slight increase of $6 thousand was the result of stock issued from the net exercise of stock options and stock purchased under the employee stock purchase plan.

Additional paid-in capital totaled $20.9 million at March 31, 2006, up $158 thousand, or 1%, from $20.8 million at December 31, 2005. The increase resulted from the proceeds received in excess of the $1.00 per share par value for the 6,487 shares of common stock issued as the result of the net exercise of stock options and stock purchased under the employee stock purchase plan, in combination with the recognition of stock-based compensation expense due to the application of the provisions of SFAS 123R.

Retained earnings increased by $833 thousand, or 3%, to $30.5 million at March 31, 2006 from $29.7 million at December 31, 2005. The increase reflected net income for the three-month period.

Unrealized losses on securities available for sale, net of related income taxes, totaled $573 thousand at March 31, 2006 as compared to unrealized losses of $567 thousand at December 31, 2005. The decrease of $6 thousand was attributable to decreases during the period in fair value of the securities identified as available for sale, primarily due to the rise in interest rates.


LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash used in operating activities, consisting primarily of originations of loans for sale, was $3.7 million for the three months ended March 31, 2006 compared to $1.8 million net cash provided by operating activities, consisting primarily of proceeds on the sales of loans, for the same period in 2005. Net cash used in investing activities, consisting principally of loan originations to be held for investment, was $29.5 million for the three months ended March 31, 2006 and $17.6 million, consisting primarily of purchases of available for sale securities, for the three months ended March 31, 2005. Net cash provided by financing activities, consisting primarily of increased deposit accounts at the subsidiary banks, for the three months ended March 31, 2006 was $25.7 million, and for the same period in 2005 was $20.3 million, consisting principally of funds from short-term borrowings.

The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At March 31, 2006, the subsidiary banks had fourteen lines of credit totaling $104.5 million, of which $13.0 million was secured and $91.5 million was unsecured. At March 31, 2006, Quad City Bank & Trust had drawn $4.7 million of their available balance of $83.0 million, and Cedar Rapids Bank & Trust had drawn none of their available balance of $21.5 million. At December 31, 2005, the subsidiary banks had fourteen lines of credit totaling $104.5 million, of which $13.0 million was secured and $91.5 million was unsecured. At December 31, 2005, Quad City Bank & Trust had drawn $19.5 million of their available balance of $83.0 million, and Cedar Rapids Bank & Trust had drawn none of their available balance of $21.5 million. As of both March 31, 2006 and December 31, 2005, the Company had two unsecured revolving credit notes totaling $15.0 million in aggregate, replacing a single note of $15.0 million previously held. The Company had a 364-day revolving note, which matures December 21, 2006, for $10.0 million and had a balance outstanding of $9.0 million at March 31, 2006 and $5.5 million at December 31, 2005. The Company also had a 3-year revolving note, which matures December 30, 2007, for $5.0 million and carried no balance as of March 31, 2006, and a balance of $5.0 million at December 31, 2005. On January 3, 2005, the 3-year note was fully drawn as partial funding for the capitalization of Rockford Bank & Trust. In February 2006, proceeds from the issuance of the securities of Trust V were utilized to fully pay down this note. For both notes, interest is payable monthly at the Federal Funds rate plus 1% per annum, as defined in the credit agreements. As of March 31 2006, the interest rate on the 364-day note was 5.70%. At December 31, 2005, the interest rate on both notes was 5.19%.

In May 2005, the Company announced the issuance of $5.0 million of floating rate capital securities of QCR Holdings Statutory Trust IV. The securities issued by Trust IV mature in thirty years, but are callable at par after five years. The Trust Preferred Securities have a variable rate based on the three-month LIBOR, reset quarterly, with the current rate set at 6.87%. Interest is payable quarterly. Trust IV used the $5.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $155 thousand of proceeds from its own equity, to purchase $5.2 million of junior subordinated debentures of the Company. The Company incurred no issuance costs as a result of the transaction. The Company used its net proceeds for general corporate purposes, including the paydown of its other borrowings.

On February 24, 2006, the Company announced the issuance of $10.0 million of fixed/floating rate capital securities of QCR Holdings Statutory Trust V. The securities represent the undivided beneficial interest in Trust V, which was established by the Company for the sole purpose of issuing the Trust Preferred Securities. The securities issued by Trust V mature in thirty years, but are callable at par after five years. The Trust Preferred Securities have a fixed rate of 6.22%, payable quarterly, for five years, at which time they have a variable rate based on the three-month LIBOR plus 1.55%, reset and payable quarterly. Trust V used the $10.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $310 thousand of proceeds from its own equity to purchase $10.3 million of junior subordinated debentures of the Company. The Company incurred no issuance costs as a result of the transaction. The Company used the net proceeds for general corporate purposes, including the paydown of its other borrowings. The Company will treat these new issuances as Tier 1 capital for regulatory capital purposes, subject to current established limitations.

On April 27, 2006, the Company declared a cash dividend of $0.04 per share, or $182 thousand, which is to be paid on July 7, 2006, to stockholders of record on June 23, 2006. On April 28, 2005, the Company declared a cash dividend of $0.04 per share, or $180 thousand, which was paid on July 6, 2005, to stockholders of record on June 15, 2005. On October 27, 2005, the Company declared a cash dividend of $0.04 per share, or $181 thousand, which was paid on January 6, 2006, to stockholders of record on December 23, 2005. It is the Company's intention to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, however it believes that operating results have reached a level that can sustain dividends to stockholders as well.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the "Risk Factors" section included under Item 1A. of Part I of the December 31, 2005 Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

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

Part I
Item 3

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

In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. Each subsidiary bank has an asset/liability management committee of the board of directors that meets quarterly to review the bank's interest rate risk position and profitability, and to make or recommend adjustments for consideration by the full board of each bank. Management also reviews the subsidiary banks' securities portfolios, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company's consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 200 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at December 31, 2005 demonstrated a 4.03% decrease in net interest income with a 200 basis point increase in interest rates, and a 1.98% increase in net interest income with a 200 basis point decrease in interest rates. Both simulations are within the board-established policy limits of a 10% decline in value.

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

Part I
Item 4

                            CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2006. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required. During the quarter ended March 31, 2006, there have been no significant changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

Item 1.A.       Risk Factors

                There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. "Risk Factors," in the Company's 2005 Annual Report on Form 10-K. Please refer to that section of the Company's Form 10-K for disclosures regarding the risks and uncertainties related to the Company's business.

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


                               QCR HOLDINGS, INC.
                                  (Registrant)




Date    May 10, 2006                   /s/ Michael A. Bauer
      -----------------------          ----------------------------------------
                                       Michael A. Bauer, Chairman




Date    May 10, 2006                   /s/ Douglas M. Hultquist
      ----------------------           ----------------------------------------
                                       Douglas M. Hultquist, President
                                       Chief Executive Officer



Date    May 10, 2006                   /s/ Todd A. Gipple
      ---------------------            ----------------------------------------
                                       Todd A. Gipple, Executive Vice President
                                       Chief Financial Officer