Form 10-Q
period 2006-06-30
QCR HOLDINGS INC
filed 2006-08-09
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
              ---------------------------------------------------
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 1, 2006, the Registrant had outstanding 4,553,741 shares of common stock, $1.00 par value per share.

                       QCR HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Page
                                                                          Number

Part I     FINANCIAL INFORMATION

           Item 1     Consolidated Financial Statements (Unaudited)

                      Consolidated  Balance Sheets,
                      June 30, 2006 and December 31, 2005 .................... 3

                      Consolidated Statements of Income,
                      For the Three Months Ended June 30, 2006 and 2005 ...... 4

                      Consolidated Statements of Income,
                      For the Six Months Ended June 30, 2006 and 2005 ........ 5

                      Consolidated Statements of Cash Flows,
                      For the Six Months Ended June 30, 2006 and 2005 ........ 6

                      Notes to Consolidated Financial Statements .......... 7-14

           Item 2     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations ...... 15-31

           Item 3     Quantitative and Qualitative Disclosures
                      About Market Risk ..................................... 32

           Item 4     Controls and Procedures ............................... 33

Part II    OTHER INFORMATION

           Item 1     Legal Proceedings ..................................... 34

           Item 1.A.  Risk Factors .......................................... 34

           Item 2     Unregistered Sales of Equity Securities and
                      Use of Proceeds ....................................... 34

           Item 3     Defaults Upon Senior Securities ....................... 34

           Item 4     Submission of Matters to a Vote of Security
                      Holders ............................................... 34

           Item 5     Other Information ....................................  34

           Item 6     Exhibits .............................................. 34

           Signatures ....................................................... 35

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       June 30, 2006 and December 31, 2005


                                                                                             June 30,         December 31,
                                                                                               2006               2005
                                                                                         ----------------------------------
ASSETS
Cash and due from banks ..............................................................   $    33,182,166    $    38,956,627
Federal funds sold ...................................................................         4,030,000          4,450,000
Interest-bearing deposits at financial institutions ..................................         4,474,033          1,270,666

Securities held to maturity, at amortized cost .......................................           350,000            150,000
Securities available for sale, at fair value .........................................       184,152,993        182,214,719
                                                                                         ----------------------------------
                                                                                             184,502,993        182,364,719
                                                                                         ----------------------------------

Loans receivable held for sale .......................................................         7,442,064          2,632,400
Loans/leases receivable held for investment ..........................................       859,642,566        753,621,630
                                                                                         ----------------------------------
                                                                                             867,084,630        756,254,030
Less: Allowance for estimated losses on loans/leases .................................        (9,744,153)        (8,883,855)
                                                                                         ----------------------------------
                                                                                             857,340,477        747,370,175
                                                                                         ----------------------------------

Premises and equipment, net ..........................................................        26,670,695         25,621,741
Goodwill .............................................................................         3,222,688          3,222,688
Accrued interest receivable ..........................................................         6,139,371          4,849,378
Bank-owned life insurance ............................................................        18,531,095         17,367,660
Other assets .........................................................................        18,478,398         17,139,874
                                                                                         ----------------------------------

        Total assets .................................................................   $ 1,156,571,916    $ 1,042,613,528
                                                                                         ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest-bearing ................................................................   $   126,017,685    $   114,176,434
  Interest-bearing ...................................................................       678,084,833        584,327,465
                                                                                         ----------------------------------
          Total deposits .............................................................       804,102,518        698,503,899
                                                                                         ----------------------------------

Short-term borrowings ................................................................       104,358,713        107,469,851
Federal Home Loan Bank advances ......................................................       131,886,221        130,000,854
Other borrowings .....................................................................         9,307,911         10,764,914
Junior subordinated debentures .......................................................        36,085,000         25,775,000
Other liabilities ....................................................................        13,904,208         14,981,346
                                                                                         ----------------------------------
          Total liabilities ..........................................................     1,099,644,571        987,495,864
                                                                                         ----------------------------------

Minority interest in consolidated subsidiary .........................................           752,106            650,965

STOCKHOLDERS' EQUITY
Common stock, $1 par value;  shares authorized 10,000,000 ............................         4,548,256          4,531,224
  June 2006 - 4,548,256 shares issued and outstanding,
  December 2005 - 4,531,224 shares issued and outstanding
Additional paid-in capital ...........................................................        21,117,975         20,776,254
Retained earnings ....................................................................        31,581,458         29,726,700
Accumulated other comprehensive loss .................................................        (1,072,450)          (567,479)
                                                                                         ----------------------------------
          Total stockholders' equity .................................................        56,175,239         54,466,699
                                                                                         ----------------------------------
          Total liabilities and stockholders' equity .................................   $ 1,156,571,916    $ 1,042,613,528
                                                                                         ==================================

                                 See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           Three Months Ended June 30



                                                                       2006           2005
                                                                  ----------------------------
Interest and dividend income:
  Loans/leases, including fees ................................   $ 14,173,405    $ 10,084,216
  Securities:
    Taxable ...................................................      1,713,181       1,258,488
    Nontaxable ................................................        187,699         140,006
  Interest-bearing deposits at financial institutions .........         93,531          28,213
  Federal funds sold ..........................................         54,410          27,947
                                                                  ----------------------------
          Total interest and dividend income ..................     16,222,226      11,538,870
                                                                  ----------------------------

Interest expense:
  Deposits ....................................................      5,994,545       2,650,998
  Short-term borrowings .......................................        877,873         647,800
  Federal Home Loan Bank advances .............................      1,309,635       1,010,319
  Other borrowings ............................................        144,875          87,587
  Junior subordinated debentures ..............................        643,200         385,170
                                                                  ----------------------------
          Total interest expense ..............................      8,970,128       4,781,874
                                                                  ----------------------------

          Net interest income .................................      7,252,098       6,756,996

 Provision for loan/lease losses ..............................        351,736        (147,418)
                                                                  ----------------------------
          Net interest income after provision for
          loan/lease losses ...................................      6,900,362       6,904,414
                                                                  ----------------------------
Noninterest income:
  Merchant credit card fees, net of processing costs ..........        491,657         383,758
  Trust department fees .......................................        741,648         719,918
  Deposit service fees ........................................        478,664         396,297
  Gains on sales of loans, net ................................        287,768         351,042
  Securities losses, net ......................................        (71,293)             --
  Gains on sales of foreclosed assets .........................        744,694              --
  Earnings on bank-owned life insurance .......................        163,300         140,235
  Investment advisory and management fees .....................        363,395         199,675
  Other .......................................................        396,933         243,953
                                                                  ----------------------------
          Total noninterest income ............................      3,596,766       2,434,878
                                                                  ----------------------------

Noninterest expenses:
  Salaries and employee benefits ..............................      5,483,476       4,120,478
  Professional and data processing fees .......................        768,415         824,598
  Advertising and marketing ...................................        383,542         307,584
  Occupancy and equipment expense .............................      1,274,648       1,022,246
  Stationery and supplies .....................................        168,000         164,238
  Postage and telephone .......................................        248,111         198,370
  Bank service charges ........................................        142,939         139,026
  Insurance ...................................................        153,413         153,687
  Other .......................................................         59,596         513,114
                                                                  ----------------------------
          Total noninterest expenses ..........................      8,682,140       7,443,341
                                                                  ----------------------------

Minority interest in income of consolidated subsidiary ........         47,757              --

          Income before income taxes ..........................      1,767,231       1,895,951
Federal and state income taxes ................................        563,750         633,428
                                                                  ----------------------------
          Net income ..........................................   $  1,203,481    $  1,262,523
                                                                  ============================
Earnings per common share:
  Basic .......................................................   $       0.26    $       0.28
  Diluted .....................................................   $       0.26    $       0.27
  Weighted average common shares outstanding ..................      4,543,169       4,514,459
  Weighted average common and common equivalent
    shares outstanding ........................................      4,588,384       4,614,256

Cash dividends declared per common share ......................   $       0.04    $       0.04
                                                                  ============================

Comprehensive income ..........................................   $    704,085    $  1,434,067
                                                                  ============================

                 See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             Six Months Ended June 30



                                                                     2006          2005
                                                                ----------------------------
Interest and dividend income:
  Loans/leases, including fees ..............................   $ 26,987,400    $ 19,404,460
  Securities:
    Taxable .................................................      3,406,183       2,423,510
    Nontaxable ..............................................        357,096         276,249
  Interest-bearing deposits at financial institutions .......        136,010          69,100
  Federal funds sold ........................................        204,386          45,540
                                                                ----------------------------
          Total interest and dividend income ................     31,091,075      22,218,859
                                                                ----------------------------
Interest expense:
  Deposits ..................................................     11,281,050       5,096,157
  Short-term borrowings .....................................      1,440,294       1,113,919
  Federal Home Loan Bank advances ...........................      2,583,115       1,859,928
  Other borrowings ..........................................        254,245         188,872
  Junior subordinated debentures ............................      1,163,452         714,648
                                                                ----------------------------
          Total interest expense ............................     16,722,156       8,973,524
                                                                ----------------------------
          Net interest income ...............................     14,368,919      13,245,335
 Provision for loan/lease losses ............................        895,580         153,788
                                                                ----------------------------
          Net interest income after provision for
          loan/lease losses .................................     13,473,339      13,091,547
                                                                ----------------------------
Noninterest income:
  Merchant credit card fees, net of processing costs ........        987,450         802,717
  Trust department fees .....................................      1,522,941       1,455,061
  Deposit service fees ......................................        944,080         777,563
  Gains on sales of loans, net ..............................        493,003         605,172
  Securities losses, net ....................................       (213,879)             --
  Gains on sales of foreclosed assets .......................        750,134             867
  Earnings on bank-owned life insurance .....................        413,008         318,962
  Investment advisory and management fees, gross ............        663,938         339,854
  Other .....................................................        832,140         651,157
                                                                ----------------------------
          Total noninterest income ..........................      6,392,815       4,951,353
                                                                ----------------------------
Noninterest expenses:
  Salaries and employee benefits ............................     10,531,379       8,016,845
  Professional and data processing fees .....................      1,559,253       1,437,394
  Advertising and marketing .................................        626,849         567,763
  Occupancy and equipment expense ...........................      2,524,661       1,998,199
  Stationery and supplies ...................................        337,369         312,016
  Postage and telephone .....................................        473,241         394,685
  Bank service charges ......................................        278,475         257,499
  Insurance .................................................        286,489         306,842
  Other .....................................................        257,937         904,803
                                                                ----------------------------
          Total noninterest expenses ........................     16,875,653      14,196,046
                                                                ----------------------------

Minority interest in income of consolidated subsidiary ......        101,141              --

          Income before income taxes ........................      2,889,360       3,846,854
Federal and state income taxes ..............................        852,708       1,260,581
                                                                ----------------------------
          Net income ........................................   $  2,036,652    $  2,586,273
                                                                ============================
Earnings per common share:
  Basic .....................................................   $       0.44    $       0.57
  Diluted ...................................................   $       0.44    $       0.56
  Weighted average common shares outstanding ................      4,576,755       4,508,886
  Weighted average common and common equivalent .
    shares outstanding ......................................      4,624,477       4,612,778

Cash dividends declared per common share ....................   $       0.04    $       0.04
                                                                ============================

Comprehensive income ........................................   $  1,531,681    $  2,053,608
                                                                ============================

                 See Notes to Consolidated Financial Statements

                             QCR HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   Six Months Ended June 30

                                                                                           2006             2005
                                                                                      ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ........................................................................ $  2,036,652     $   2,586,273
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
     Depreciation ...................................................................    1,158,217           892,541
     Provision for loan/lease losses ................................................      895,580           153,788
     Amortization of offering costs on subordinated debentures ......................        7,158             7,158
     Stock-based compensation expense ...............................................       24,895                --
     Minority interest in income of consolidated subsidiary .........................      101,141                --
     Gain on sale of foreclosed assets ..............................................     (750,134)             (867)
     Amortization of premiums on securities, net ....................................      156,360           314,922
     Investment securities losses, net ..............................................      213,879                --
     Loans originated for sale ......................................................  (43,483,659)      (45,011,732)
     Proceeds on sales of loans .....................................................   39,160,586        42,904,794
     Net gains on sales of loans ....................................................     (493,003)         (605,172)
     Increase in accrued interest receivable ........................................   (1,289,993)         (165,842)
     Increase in other assets .......................................................   (1,221,763)       (1,908,819)
     (Decrease) increase in other liabilities .......................................     (949,998)        1,278,326
                                                                                      ------------------------------
          Net cash (used in) provided by operating activities                         $ (4,434,082)    $     445,370
                                                                                      ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease (increase) in federal funds sold .....................................        420,000     (7,590,000)
  Net (increase) decrease in interest-bearing deposits at financial institutions          (3,203,367)     2,239,797
  Proceeds from sale of foreclosed assets ...........................................      1,013,852        301,804
  Activity in securities portfolio:
    Purchases .......................................................................    (31,182,258)   (34,740,620)
    Calls and maturities ............................................................     22,675,000     28,548,500
    Paydowns ........................................................................        353,508        612,666
    Sales ...........................................................................      4,786,122             --
  Activity in bank-owned life insurance:
    Purchases .......................................................................       (750,765)      (589,812)
    Increase in cash value ..........................................................       (412,670)      (318,982)
  Net loans/leases originated and held for investment ...............................   (106,088,874)   (24,005,590)
  Purchase of premises and equipment ................................................     (2,207,171)    (6,329,546)
                                                                                      ------------------------------
          Net cash used in investing activities ..................................... $ (114,596,623)  $ (41,871,783)
                                                                                      ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit accounts ..................................................    105,598,619       7,700,572
  Net (decrease) increase in short-term borrowings ..................................     (3,111,138)      7,585,351
  Activity in Federal Home Loan Bank advances:
    Advances ........................................................................     26,500,000      29,700,000
    Payments ........................................................................    (24,614,633)     (3,609,160)
  Net decrease in other borrowings ..................................................     (1,457,003)             --
  Proceeds from issuance of junior subordinated debentures ..........................     10,310,000       5,155,000
  Tax benefit of nonqualified stock options exercised ...............................         34,168          99,928
  Payment of cash dividends .........................................................       (181,249)        (179,866)
  Proceeds from issuance of common stock, net .......................................        177,480          192,852
                                                                                      ------------------------------
          Net cash provided by financing activities ................................. $  113,256,244   $  46,644,677
                                                                                      ------------------------------

          Net (decrease) increase in cash and due from banks ........................     (5,774,461)      5,218,264
Cash and due from banks, beginning ..................................................     38,956,627      21,372,342
                                                                                      ------------------------------
Cash and due from banks, ending ..................................................... $   33,182,166   $  26,590,606
                                                                                      ==============================
Supplemental disclosure of cash flow information, cash payments for:
  Interest .......................................................................... $   15,134,976   $   8,705,122
                                                                                      ==============================
  Income/franchise taxes ............................................................ $      990,858   $     357,982
                                                                                      ==============================
Supplemental schedule of noncash investing activities:
  Change in accumulated other comprehensive income,
    unrealized losses on securities available for sale, net ......................... $     (504,971)  $    (532,665)
                                                                                      ==============================
  Transfers of loans to other real estate owned ..................................... $       37,000   $          --
                                                                                      ==============================

                       See Notes to Consolidated Financial Statements

Part I
Item 1

                               QCR HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2006


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform with the current period presentation.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of QCR Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company ("Quad City Bank & Trust"), Cedar Rapids Bank and Trust Company ("Cedar Rapids Bank & Trust"), Rockford Bank and Trust Company ("Rockford Bank & Trust"), Quad City Bancard, Inc. ("Bancard"), and Quad City Liquidation Corporation ("QCLC"). Quad City Bank & Trust owns 80% of the equity interests of M2 Lease Funds, LLC ("M2 Lease Funds"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also wholly owns QCR Holdings Statutory Trust II ("Trust II"), QCR Holdings Statutory Trust III ("Trust III"), QCR Holdings Statutory Trust IV ("Trust IV"), and QCR Holdings Statutory Trust V ("Trust V"). These four entities were established by the Company for the sole purpose of issuing trust preferred securities. As required by current accounting rules, the Company's equity investments in these entities are not consolidated, but are included in other assets on the consolidated balance sheet for $1.1 million in aggregate at June 30, 2006. In addition to these nine wholly owned subsidiaries, the Company has an aggregate investment of $756 thousand in three affiliated companies, Nobel Electronic Transfer, LLC ("Nobel"), Nobel Real Estate Investors, LLC ("Nobel Real Estate"), and Velie Plantation Holding Company. The Company owns 20% equity positions in both Nobel and Nobel Real Estate and a 47% equity position in Velie Plantation Holding Company. In June 2005, Cedar Rapids Bank & Trust entered into a joint venture as a 50% owner of Cedar Rapids Mortgage Company, LLC ("Cedar Rapids Mortgage Company").

Stock-based compensation plans: The Company's Board of Directors adopted and the stockholders approved stock option and incentive plans in June 1993, November 1996, and January 2004. These plans are administered by a Committee appointed by the Board of Directors, which determines the number and exercise price of stock options granted at the time of the grant. Additionally two of the stock option and incentive plans allow the granting of stock appreciation rights ("SARs"). The Company's Board of Directors adopted and the stockholders also approved an employee stock purchase plan in October 2002. Please refer to Note 14 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005, for additional information related to these stock option and incentive plans, SARs and stock purchase plan.

Prior to  January 1,  2006,  the  Company's  stock-based  employee  compensation expense under the stock option plans was accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Because the exercise price of the Company's employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. The Company adopted the provisions of Statement of Financial Accounting Standard 123R ("SFAS 123R") effective as of January 1, 2006. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that all share-based awards made to employees and directors, including stock options, SARs and stock purchase plan transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under the modified prospective application, compensation cost included in noninterest expenses for the six months ended June 30, 2006 includes
1) compensation cost of share-based payments granted prior to but not yet vested as of June 30, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard 123 ("SFAS 123"), and 2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of applying the provisions of SFAS 123R during the three and six months ended June 30, 2006, the Company recognized additional stock-based compensation expense related to stock options, stock purchases, and SARs of $22 thousand and $25 thousand, respectively. As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. Prior to adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123R, for the six months ended June 30, 2006, the Company revised our consolidated statements of cash flows presentation to report the tax benefits from the exercise of stock options as financing cash flows.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:


                                                  Six Months Ended June 30,
                                                 2006                 2005
                                            ------------------------------------
Dividend yield ..........................    0.42% to 0.44%      0.36% to 0.39%
Expected volatility .....................   24.46% to 26.55%    24.65% to 24.81%
Risk-free interest rate .................    4.47% to 5.26%      4.27% to 4.48%
Expected life of option grants ..........       6 years             10 years
Weighted-average grant date fair value ..        $6.50                $9.06


The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:


                                                  Six Months Ended June 30,
                                                 2006                 2005
                                            ------------------------------------
Dividend yield ..........................        0.41%                0.38%
Expected volatility .....................       10.93%               24.81%
Risk-free interest rate .................   4.17% to 4.40%       2.21% to 2.47%
Expected life of stock purchase grants ..   3 to 6 months        3 to 6 months
Weighted-average grant date fair value ..       $2.56               $3.29

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

As of June 30, 2006, there was $488 thousand of unrecognized compensation cost related to share based payments, which is expected to be recognized over a weighted average period of 3.3 years.

A summary of the stock option plans as of June 30, 2006 and changes during the six months is presented below:


                                             Weighted
                                              Average      Aggregate
                                             Exercise      Intrinsic
                                Shares        Price          Value
                              --------------------------------------
Outstanding, beginning ..      252,658     $   13.25
  Granted ...............       52,900     $   18.80
  Exercised .............      (12,702)    $    7.39
  Forfeited .............       (5,977)    $   18.72
Outstanding, ending .....      286,879     $   14.42      $1,135,581

Exercisable, ending .....      165,724     $    8.49      $1,090,648



The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the 145,359 options that were in-the-money at June 30, 2006. During the six months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company's stock option plans was $88,582 and $107,209, respectively, determined as of the date of the option exercise.

A further summary of options outstanding as of June 30, 2006 is presented below:


                                           Options Outstanding                       Options Exercisable
                         -------------------------------------------------------------------------------------
                                                Weighted
                                                 Average            Weighted                          Weighted
                                                remaining           Average                            Average
                             Number            contractual          Exercise          Number          Exercise
                           Outstanding             Life               Price        Exercisable         Price
                         -------------------------------------------------------------------------------------
$5.89 to $6.90                    15,900        5.00 years           $ 6.90           15,900            $6.90
$7.00 to $7.13                    33,650        4.76 years             7.01           33,650             7.01
$7.45 to $9.39                    35,636        2.30 years             8.85           35,186             8.86
$9.87 to $11.64                   34,029        5.27 years            10.33           29,173            10.35
$11.83 to $18.48                  66,744        6.61 years            16.56           31,094            14.74
$18.60 to $19.70                  52,050        8.77 years            18.96           11,280            18.94
$20.63 to $22.00                  48,870        8.55 years            21.10            9,441            21.04
                         ------------------------------------------------------------------------------------
                                 286,879                                             165,724
                         ===============                                      ==============

A summary of the status of SARs as of June 30, 2006 and changes during the six months is presented below:


                                                   Weighted
                                                   Average
                               Number Awarded   Exercise Price
                               -------------------------------
Outstanding, beginning .......     104,775        $   10.29
  Granted ....................          --               --
  Exercised ..................      (6,000)            9.11
  Forfeited ..................          --               --
Outstanding, ending ..........      98,775        $    9.86
                                   ========================

Exercisable, ending ..........      98,775        $    9.86
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


                                           Three Months Ended   Six Months Ended
                                               June 30,              June 30,
                                                2005                   2005
                                           ------------------------------------
Net income, as reported ................   $   1,262,523         $   2,586,273
  Deduct total stock-based employee
    compensation expense determined
    under fair value based method for
  All awards, net of related tax effects         (44,486)              (88,730)
                                           -----------------------------------
          Net income ...................   $   1,218,037         $   2,497,543
                                           ===================================

Earnings per share:
  Basic:
    As reported ........................   $        0.28         $       0.57
    Pro forma ..........................   $        0.27         $       0.55
  Diluted:
    As reported ........................   $        0.27         $       0.56
    Pro forma ..........................   $        0.26         $       0.54



NOTE 2 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.

                                                     Three months ended          Six months ended,
                                                           June 30,                   June 30,
                                                    -------------------------------------------------
                                                        2006       2005          2006         2005
                                                    -------------------------------------------------
Net income, basic and diluted
  earnings ......................................   $1,203,481   $1,262,523   $2,036,652   $2,586,273
                                                    =================================================

Weighted average common shares
  outstanding ...................................    4,543,169    4,514,459    4,576,755    4,508,886

Weighted average common shares
  issuable upon exercise of stock
  options and under the
  employee stock purchase plan ..................       45,215       99,797       47,722      103,892
                                                    -------------------------------------------------
Weighted average common and
  common equivalent shares
  outstanding ...................................    4,588,384    4,614,256    4,624,477    4,612,778
                                                    =================================================

NOTE 3 - BUSINESS SEGMENT INFORMATION

The Company's business segments operate utilizing strong intercompany relationships, primarily with Quad City Bank & Trust. Cedar Rapids Bank & Trust and Rockford Bank & Trust both look to Quad City Bank & Trust as their primary upstream correspondent bank. These relationships produce Federal funds activity, both purchases and sales, which result in intercompany interest income/expense, that is eliminated in segment reporting. At June 30, 2006, the negative net effects of this elimination to Quad City Bank & Trust's net income were $145 thousand for three months and $237 thousand for six months. The reciprocal positive net effects of this elimination to net income, at June 30, 2006, were $70 thousand and $137 thousand to Cedar Rapids Bank & Trust and $75 thousand and $100 thousand to Rockford Bank & Trust for three months and six months, respectively. At June 30, 2005, the negative net effects of this elimination to Quad City Bank & Trust's net income were $25 thousand for three months and $27 thousand for six months. The reciprocal net effects to net income, at June 30, 2005, were positive $52 thousand and $90 thousand to Cedar Rapids Bank & Trust for three and six months, respectively. The reciprocal net effects to net income, at June 30, 2005, were negative $27 thousand and $63 thousand to Rockford Bank & Trust for three and six months, respectively.

M2 Lease Funds also utilizes the services of Quad City Bank & Trust to provide the funding for its $43.7 million lease portfolio. The intercompany interest income/expense, which results from this funding relationship, is eliminated in segment reporting. At June 30, 2006, the negative net effect to net income for Quad City Bank & Trust and the positive net effect to net income for M2 Lease Funds were each $445 thousand and $818 thousand for three and six months, respectively. At June 30, 2005, M2 Lease Funds was not a segment of the Company.

Selected financial information on the Company's business segments, with all intercompany accounts and transactions eliminated, is presented as follows for the three-month and six-month periods ended June 30, 2006 and 2005, respectively.


                                     Three months ended              Six months ended
                                          June 30,                        June 30,
                                -------------------------------------------------------------
                                     2006           2005            2006            2005
                                -------------------------------------------------------------
Revenue:
  Commercial banking:
    Quad City Bank & Trust ..   $ 11,616,345    $  9,122,038    $ 21,757,806    $ 17,571,482
    Cedar Rapids Bank & Trust      4,985,629       3,462,067       9,573,818       6,671,090
    Rockford Bank & Trust ...        993,869         161,973       1,653,927         218,960
  Credit card processing ....        596,574         445,135       1,186,897         918,115
  Trust management ..........        741,649         719,918       1,522,942       1,455,061
  Leasing services ..........        798,690              --       1,582,788              --
  All other .................         86,236          62,617         205,712         335,504
                                -------------------------------------------------------------
          Total revenue .....   $ 19,818,992    $ 13,973,748    $ 37,483,890    $ 27,170,212
                                ============================================================
Net income (loss):
  Commercial banking:
    Quad City Bank & Trust ..   $  1,000,956    $  1,425,682    $  1,373,589    $  2,788,696
    Cedar Rapids Bank & Trust        431,547         465,465         894,932         843,164
    Rockford Bank & Trust ...       (482,628)       (353,754)       (778,336)       (732,478)
  Credit card processing ....        185,587         119,466         377,548         237,022
  Trust management ..........        160,627         135,069         360,347         333,257
  Leasing services ..........        666,761              --       1,308,935              --
  All other .................       (759,369)       (529,405)     (1,500,363)       (883,388)
                                -------------------------------------------------------------
          Total net income ..   $  1,203,481    $  1,262,523    $  2,036,652    $  2,586,273
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

Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At June 30, 2006 and December 31, 2005, no amounts were recorded as liabilities for the banks' potential obligations under these guarantees.

As of June 30, 2006 and December 31, 2005, commitments to extend credit aggregated were $426.2 million and $385.8 million, respectively. As of both June 30, 2006 and December 31, 2005, standby, commercial and similar letters of credit aggregated were $15.2 million. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amounts of $7.4 million and $2.6 million, at June 30, 2006 and December 31, 2005 respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements also contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company's subsidiary banks, the Company had $50.8 million and $43.4 million of sold residential mortgage loans with recourse provisions still in effect at June 30, 2006 and December 31, 2005, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the six months ended June 30, 2006 or the year ended December 31, 2005. In the opinion of management, the risk of recourse to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

During 2004, Quad City Bank & Trust joined the Federal Home Loan Bank's (FHLB) Mortgage Partnership Finance (MPF) Program, which offers a "risk-sharing" alternative to selling residential mortgage loans to investors in the secondary market. Lenders funding mortgages through the MPF Program manage the credit risk of the loans they originate. The loans are subsequently funded by the FHLB and held within their portfolio, thereby managing the liquidity, interest rate, and prepayment risks of the loans. Lenders participating in the MPF Program receive monthly credit enhancement fees for managing the credit risk of the loans they originate. Any credit losses incurred on those loans will be absorbed first by private mortgage insurance, second by an allowance established by the FHLB, and third by withholding monthly credit enhancements due to the participating lender. At June 30, 2006, Quad City Bank & Trust had funded $13.8 million of mortgages through the FHLB's MPF Program with an attached credit exposure of $279 thousand. In conjunction with its participation in this program, at June 30, 2006, Quad City Bank & Trust had both a credit enhancement receivable and a credit enhancement obligation of $40 thousand. At December 31, 2005, Quad City Bank & Trust had funded $13.8 million of mortgages through the FHLB's MPF Program with an attached credit exposure of $279 thousand. In conjunction with its participation in this program, at December 31, 2005, Quad City Bank & Trust had both a credit enhancement receivable and a credit enhancement obligation of $48 thousand.

Bancard is subject to the risk of cardholder chargebacks and its merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the local merchant. Until 2004, Bancard had not experienced any noteable chargeback activity in which the local or agent bank merchant's cash reserves on deposit were not sufficient to cover the chargeback volumes. However, in 2004, two of Bancard's local merchants experienced cases of fraud and subsequent chargeback volumes that surpassed their cash reserves. As a result, Bancard incurred $196 thousand of chargeback loss expense due to the fraudulent activity on these two merchants and the establishment in August 2004 of an allowance for chargeback losses. Throughout 2005 monthly provisions were made to the allowance for chargeback losses based on the dollar volumes of merchant credit card activity. For the year ended December 31, 2005, monthly provisions were made totaling $48 thousand. An aggregate of $135 thousand of reversals of specific merchant reserves during 2005 more than offset these provisions. At June 30, 2006 and December 31, 2005, Bancard had a merchant chargeback reserve of $75 thousand and $77 thousand, respectively. For the six months ended June 30, 2006, reserve reversals were made totaling $2 thousand. Management will continually monitor merchant credit card volumes, related chargeback activity, and Bancard's level of the allowance for chargeback losses.

The Company also has a limited guarantee to MasterCard International, Incorporated, which is backed by a $750 thousand letter of credit from The Northern Trust Company. As of June 30, 2006 and December 31, 2005, there were no significant pending liabilities.

In an arrangement with Goldman, Sachs and Company, Cedar Rapids Bank & Trust offers a cash management program for select customers. Using this cash management tool, the customer's demand deposit account performs like an investment account. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund distributed by Goldman Sachs. As with a traditional demand deposit account, customers retain complete check-writing and withdrawal privileges. If the demand deposit account balance drops below the predetermined threshold, funds are automatically swept back from the money market fund at Goldman Sachs to the account at Cedar Rapids Bank & Trust to maintain the required minimum balance. Balances swept into the money market funds are not bank deposits, are not insured by any U.S. government agency, and do not require cash reserves to be set against the balances. At June 30, 2006 and December 31, 2005, the Company had $6.5 million and $36.1 million, respectively, of customer funds invested in this cash management program.

NOTE 5 - JUNIOR SUBORDINATED DEBENTURES

Junior subordinated debentures are summarized as of June 30, 2006 and December 31, 2005 as follows:


                                             2006          2005
                                         -------------------------
Note Payable to Trust II ........        $12,372,000   $12,372,000
Note Payable to Trust III .......          8,248,000     8,248,000
Note Payable to Trust IV ........          5,155,000     5,155,000
Note Payable to Trust V .........         10,310,000            --
                                         -------------------------
                                         $36,085,000   $25,775,000
                                         =========================

In February 2004, the Company issued, in a private transaction, $12.0 million of fixed/floating rate capital securities and $8.0 million of floating rate capital securities through two newly formed subsidiaries, Trust II and Trust III, respectively. The securities issued by Trust II and Trust III mature in thirty years. The fixed/floating rate capital securities are callable at par after seven years, and the floating rate capital securities are callable at par after five years. The fixed/floating rate capital securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they have a variable rate based on the three-month LIBOR, reset quarterly, and the floating rate capital securities have a variable rate based on the three-month LIBOR, reset quarterly, with the rate currently set at 8.35%. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $12.4 million and $8.2 million, respectively. These securities were $20.0 million in aggregate at June 30, 2006. On June 30, 2004, the Company redeemed $12.0 million of 9.2% cumulative trust preferred securities issued by Trust I in 1999. During 2004, the Company recognized a loss of $747 thousand on the redemption of these trust preferred securities at their earliest call date, which resulted from the one-time write-off of unamortized costs related to the original issuance of the securities in 1999.

In May 2005, the Company issued $5.0 million of floating rate capital securities of QCR Holdings Statutory Trust IV. The securities represent the undivided beneficial interest in Trust IV, which was established by the Company for the sole purpose of issuing the Trust Preferred Securities. The securities issued by Trust IV mature in thirty years, but are callable at par after five years. The Trust Preferred Securities have a variable rate based on the three-month LIBOR, reset quarterly, with the current rate set at 7.31%. Interest is payable quarterly. Trust IV used the $5.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $155 thousand of proceeds from its own equity to purchase $5.2 million of junior subordinated debentures of the Company.

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

In July 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this Interpretation in the first quarter of 2007.

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

QCR Holdings, Inc. is the parent company of Quad City Bank & Trust, Cedar Rapids Bank & Trust, Rockford Bank & Trust and Quad City Bancard, Inc.

Quad City Bank & Trust and Cedar Rapids Bank & Trust are Iowa-chartered commercial banks, and Rockford Bank & Trust is an Illinois-chartered commercial bank. All are members of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation. Quad City Bank & Trust commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. Quad City Bank & Trust also provides leasing services through its 80%-owned subsidiary, M2 Lease Funds, located in Milwaukee, Wisconsin. Cedar Rapids Bank & Trust commenced operations in 2001 and provides full-service commercial and consumer banking services to Cedar Rapids and adjacent communities through its main office located on First Avenue in downtown Cedar Rapids, Iowa and its branch facility located on Council Street in northern Cedar Rapids. Cedar Rapids Bank & Trust also provides residential real estate mortgage lending services through its 50%-owned joint venture, Cedar Rapids Mortgage Company. Rockford Bank & Trust commenced operations in January 2005 and provides full-service commercial and consumer banking services to Rockford and adjacent communities through its original office located in downtown Rockford, and its recently opened branch facility located on Guilford Road at Alpine Road in Rockford. In March 2006, the Company hired a team of bankers in the Milwaukee market. In April, Rockford Bank & Trust received permission to open a loan production office/deposit production office (LPO/DPO) in Milwaukee, Wisconsin, and in June, received approval from both the Federal Reserve and the Illinois Department of Financial and Professional Regulation (IDFPR) of their branch application.

Bancard provides merchant and cardholder credit card processing services. Bancard currently provides credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks and agent banks.


OVERVIEW

SIX MONTHS ENDED JUNE 30, 2006

Despite the solid growth in revenue experienced during the first six months of 2006, net income for the period fell short of net income from the comparable period one year ago, due primarily to an increase in noninterest expenses. Net income for the first six months of 2006 was $2.0 million as compared to net income of $2.6 million for the same period in 2005, a decrease of $550 thousand, or 21%. Both basic and diluted earnings per share for the first six months of 2006 were $0.44, compared to $0.57 basic and $0.56 diluted earnings per share for the like period in 2005. For the six months ended June 30, 2006, total revenue experienced an improvement of $10.3 million when compared to the same period in 2005. Contributing to this 38% improvement in revenue for the Company were increases in interest income of $8.9 million, or 40%, and in noninterest income of $1.4 million, or 29%. The gain on sale of a foreclosed asset at Quad City Bank & Trust contributed $745 thousand, or 52%, of the year-to-year increase in noninterest income. For the first six months of 2006, the Company's net interest spread narrowed 42 basis points when compared to the same period in 2005, and as a result, in the same comparison the net interest margin declined 35 basis points. For the first six months of 2006, the Company increased its provision for loan/lease losses by $742 thousand, or 482%, when compared to the same period in 2005. During the first six months of 2005, the Company made significant provision reversals, which were attributed to upgrades within the loan portfolio. The recognition in 2006 of $214 thousand in pretax losses on a mortgage-backed mutual fund investment also contributed substantially to the decrease in net income. The first six months of 2006 reflected a significant increase in noninterest expenses of $2.7 million, or 19%, when compared to the same period in 2005. The increase in noninterest expenses was predominately due to increases in both personnel and facilities costs, as the subsidiary banks opened five new banking locations during 2005 and the Company made preparations during the first two quarters of 2006 to branch into Wisconsin.

THREE MONTHS ENDED JUNE 30, 2006

Despite continued solid growth in revenue for the second quarter of 2006, net income for the quarter fell slightly short of second quarter net income from one year ago, due primarily to an increase in noninterest expenses. Net income for the second quarter of 2006 was $1.2 million as compared to net income of $1.3 million for the same period in 2005, a decrease of $59 thousand, or 5%. Both basic and diluted earnings per share for the second quarter of 2006 were $0.26, compared to $0.28 basic and $0.27 diluted earnings per share for the like quarter in 2005. For the three months ended June 30, 2006, total revenue experienced an improvement of $5.8 million when compared to the same period in 2005. Contributing to this 42% improvement in revenue were increases in interest income of $4.7 million, or 41%, and in noninterest income of $1.1 million, or 48%. The gain on sale of a foreclosed asset at Quad City Bank & Trust contributed $745 thousand, or 64%, of the year-to-year increase in second quarter noninterest income. In the second quarter of 2006, the Company's net interest spread narrowed for the fourth consecutive quarter, and as a result, the net interest margin declined 43 basis points from the second quarter of 2005. For the second quarter of 2006, the Company increased its provision for loan/lease losses by $499 thousand, or 339%, when compared to the same period in 2005. During the second quarter of 2005, the Company made significant provision reversals, which were attributed to upgrades within the loan portfolio. The recognition in April 2006 of a $71 thousand pretax loss on the sale of a mortgage-backed mutual fund investment also contributed to the decrease in net income. The second quarter of 2006 reflected a significant increase in noninterest expense of $1.2 million, or 17%, when compared to the same period in 2005. The increase in noninterest expense was predominately due to increases in both personnel and facilities costs, as the subsidiary banks opened five new banking locations during 2005 and the Company made preparations during 2006 to branch into Wisconsin.

The Company's net income for the second quarter of 2006 was $1.2 million, which was an improvement of 44%, or $370 thousand from the previous quarter. Quarter-to-quarter total revenue increased by $2.2 million, or 12%, while total expense increased by $1.5 million, or 9%. In a comparison of the second quarter of 2006 to the first quarter of 2006, the combination of a 2% increase in net interest income, or $136 thousand, an increase in noninterest income of 29%, or $800 thousand, and a 35% decrease in the provision for loan/lease losses, or $192 thousand, was partially offset by an increase in noninterest expenses of 6%, or $489 thousand. Despite a narrowing of the net interest spread for the fourth consecutive quarter, net interest income grew slightly from the first quarter. The negative effects of increased average rates on the liability side of the balance sheet were more than offset by the positive effects of very strong loan/lease growth at the subsidiary banks. The gain on sale of a foreclosed asset at Quad City Bank & Trust contributed $745 thousand, or 93%, of the quarter-to-quarter increase in noninterest income. Also during the second quarter, the improved credit positions on a few large commercial loans at Quad City Bank & Trust resulted in reserve reversals which produced an aggregate positive effect to second quarter net income of $290 thousand. A 9%, or $436 thousand, increase in salaries and employee benefits expense was the primary contributor to the increase in noninterest expenses during the second quarter.

NET INTEREST INCOME

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

Net interest income increased $495 thousand, or 7%, to $7.3 million for the quarter ended June 30, 2006, from $6.8 million for the second quarter of 2005. For the second quarter of 2006, average earning assets increased by $192 million, or 23%, and average interest-bearing liabilities increased by $186 million, or 25%, when compared with average balances for the second quarter of 2005. A comparison of yields, spread and margin from the second quarter of 2006 to the second quarter of 2005 are as follows:

     o The average yield on interest-earning assets increased 78 basis points.

     o The average cost of interest-bearing liabilities increased 130 basis points.

     o    The net interest spread declined 52 basis points from 3.06% to 2.54%.

     o    The net interest margin declined 43 basis points from 3.33% to 2.90%.

Net interest income increased $1.2 million, or 8%, to $14.4 million for the six months ended June 30, 2006, from $13.2 million for the first six months of 2005. For the first six months of 2006, average earning assets increased by $176 million, or 22%, and average interest-bearing liabilities increased by $173 million, or 24%, when compared with average balances for the first six months of 2005. A comparison of yields, spread and margin from the first six months of 2006 to the comparable period of 2005 shows the following:

     o The average yield on interest-earning assets increased 82 basis points.

     o The average cost of interest-bearing liabilities increased 124 basis points.

     o    The net interest spread declined 42 basis points from 3.02% to 2.60%.

     o    The net interest margin declined 35 basis points from 3.29% to 2.94%.

The Company's average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as, the components of change in net interest income are presented in the following tables:

    Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

                                                                            For the three months ended June 30,
                                                                     2006                                  2005
                                                     -------------------------------------------------------------------------------
                                                                    Interest     Average                 Interest        Average
                                                       Average      Earned      Yield or     Average       Earned        Yield or
                                                       Balance      or Paid       Cost       Balance      or Paid          Cost
                                                     -------------------------------------------------------------------------------
ASSETS
Interest earnings assets:
  Federal funds sold .............................   $     5,614   $        54    3.85%    $     4,359   $        28        2.57%
  Interest-bearing deposits at
    financial institutions .......................         7,753            94    4.85%          2,686            28        4.17%
  Investment securities (1) ......................       182,132         1,998    4.39%        153,116         1,471        3.84%
  Gross loans receivable (2)......................       817,612        14,174    6.93%        660,877        10,084        6.10%
                                                     -------------------------------------------------------------------------------
         Total interest earning assets ...........   $ 1,013,111        16,320    6.44%    $   821,038        11,611        5.66%

Noninterest-earning assets:
  Cash and due from banks ........................   $    33,250                           $    28,590
  Premises and equipment .........................        26,110                                22,314
  Less allowance for estimated losses on loans            (9,531)                               (8,905)
  Other ..........................................        42,684                                38,572
                                                     -----------                           -----------
         Total assets ............................   $ 1,105,624                           $   901,609
                                                     ===========                           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits ...............   $   254,713         2,005    3.15%    $   170,206           508        1.19%
  Savings deposits ...............................        34,519           196    2.27%         17,509            17        0.39%
  Time deposits ..................................       351,201         3,793    4.32%        296,889         2,126        2.86%
  Short-term borrowings ..........................       105,207           878    3.34%        113,525           648        2.28%
  Federal Home Loan Bank advances ................       129,676         1,310    4.04%        105,048         1,010        3.85%
  Junior subordinated debentures .................        36,085           643    7.13%         23,198           385        6.64%
  Other borrowings ...............................         9,351           145    6.20%          8,500            88        4.14%
                                                     -------------------------             -------------------------
          Total interest-bearing liabilities .....   $   920,752         8,970    3.90%    $   734,875         4,782        2.60%

Noninterest-bearing demand .......................   $   119,395                           $   105,247
Other noninterest-bearing
  liabilities ....................................         9,506                                 9,280
Total liabilities ................................     1,049,653                               849,402
Stockholders' equity .............................        55,971                                52,207
                                                     -----------                           -----------
          Total liabilities and
          stockholders' equity ...................   $ 1,105,624                           $   901,609
                                                     ===========                           ===========
Net interest income ..............................                 $     7,350                           $     6,829
                                                                   ===========                           ===========
Net interest spread ..............................                                2.54%                                     3.06%
                                                                               ========                                   =======
Net interest margin ..............................                                2.90%                                     3.33%
                                                                               ========                                   =======
Ratio of average interest earning assets to average
  interest-bearing liabilities ...................       110.03%                               111.72%
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


             Analysis of Changes of Interest Income/Interest Expense

                    For the three months ended June 30, 2006

                                                                                Components
                                                             Inc./(Dec.)       of Change (1)
                                                                 from     ----------------------
                                                            Prior Period   Rate          Volume
                                                            ------------------------------------
                                                                      2006 vs. 2005
                                                            ------------------------------------
                                                                   (Dollars in Thousands)
INTEREST INCOME
Federal funds sold ......................................   $    26       $    17        $     9
Interest-bearing deposits at financial institutions ......       66             5             61
Investment securities (2) ...............................       527           226            301
Gross loans receivable (3) ..............................     4,090         1,492          2,598
                                                            ------------------------------------
          Total change in interest income ...............   $ 4,709       $ 1,740        $ 2,969
                                                            ------------------------------------
INTEREST EXPENSE
Interest-bearing demand deposits ........................   $ 1,497       $ 1,149        $   348
Savings deposits ........................................       179           149             30
Time deposits ...........................................     1,667         1,226            441
Short-term borrowings ...................................       230           526           (296)
Federal Home Loan Bank advances .........................       300            53            247
Junior subordinated debentures ..........................       258            30            228
Other borrowings ........................................        57            48              9
                                                            ------------------------------------
          Total change in interest expense ..............   $ 4,188       $ 3,181        $ 1,007
                                                            ------------------------------------
Total change in net interest income .....................   $   521       $(1,441)       $ 1,962
                                                            ====================================

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

     (3) Loan fees are not material and are included in interest income from loans receivable.

    Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

                                                                            For the six months ended June 30,
                                                                   2006                                  2005
                                                   -------------------------------------------------------------------------------
                                                                  Interest     Average                 Interest        Average
                                                     Average      Earned      Yield or     Average       Earned        Yield or
                                                     Balance      or Paid       Cost       Balance      or Paid          Cost
                                                   -------------------------------------------------------------------------------
ASSETS
Interest earnings assets:
Federal funds sold ............................   $    10,061         204      4.06%   $     3,885            46      2.37%
Interest-bearing deposits at
  financial institutions ......................         5,859         136      4.64%         4,109            69      3.36%
Investment securities (1) .....................       182,509       3,948      4.33%       151,060         2,842      3.76%
Gross loans receivable (2).....................       790,824      26,988      6.83%       654,400        19,404      5.93%
                                                  -----------------------              -------------------------
          Total interest earning assets .......   $   989,253      31,276      6.32%   $   813,454        22,361      5.50%
Noninterest-earning assets:
Cash and due from banks .......................   $    34,133                          $    28,522
Premises and equipment ........................        25,913                               20,954
Less allowance for estimated losses on loans           (9,280)                              (9,164)
Other .........................................        41,098                               36,333
                                                  -----------                          -----------
          Total assets ........................   $ 1,081,117                          $   890,099
                                                  ===========                          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits ..............   $   255,062       3,810      2.99%   $   170,741           944      1.11%
Savings deposits ..............................        33,441         362      2.17%        16,887            30      0.36%
Time deposits .................................       344,387       7,109      4.13%       297,803         4,122      2.77%
Short-term borrowings..........................        93,811       1,440      3.07%       109,724         1,114      2.03%
Federal Home Loan Bank advances ...............       129,493       2,584      3.99%        98,526         1,860      3.78%
Junior subordinated debentures ................        33,508       1,162      6.94%        21,909           714      6.52%
Other borrowings ..............................         8,631         254      5.89%         9,125           189      4.14%
                                                  -----------------------              -------------------------
         Total interest-bearing
         liabilities ..........................   $   898,333      16,721      3.72%   $   724,715         8,973      2.48%
                                                  ===========                          ===========

Noninterest-bearing demand ....................   $   116,406                          $   106,115
Other noninterest-bearing
  liabilities .................................        10,929                                7,585
Total liabilities .............................     1,025,668                              838,415
Stockholders' equity ..........................        55,449                               51,684
                                                  -----------                          -----------
          Total liabilities and
          stockholders' equity ................   $ 1,081,117                          $   890,099
                                                 ============                          ============
Net interest income ...........................                    14,555                              $ 13,388
                                                                 ========                              ========
Net interest spread ...........................                                2.60%                                3.02%
                                                                             =======                              =======
Net interest margin ...........................                                2.94%                                3.29%
                                                                             =======                              =======
Ratio of average interest earning
  assets to average interest-
  bearing liabilities .........................       110.12%                               112.24%
                                                 ============                          ============


     (1) Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate in each year presented.

     (2) Loan fees are not material and are included in interest income from loans receivable.


            Analysis of Changes of Interest Income/Interest Expense

                     For the six months ended June 30, 2006

                                                                                Components
                                                             Inc./(Dec.)       of Change (1)
                                                                 from     ----------------------
                                                            Prior Period   Rate          Volume
                                                            ------------------------------------
                                                                      2006 vs. 2005
                                                            ------------------------------------
                                                                   (Dollars in Thousands)
INTEREST INCOME
Federal funds sold ......................................   $   158       $    49        $   109
Interest-bearing deposits at financial institutions .....        67            32             35
Investment securities (2) ...............................     1,106           463            643
Gross loans receivable (3) ..............................     7,584         3,185          4,399
                                                            ------------------------------------
          Total change in interest income ...............   $ 8,915       $ 3,729        $ 5,186
                                                            ------------------------------------
INTEREST EXPENSE
Interest-bearing demand deposits ........................   $ 2,866       $ 2,222        $   644
Savings deposits ........................................       332           278             54
Time deposits ...........................................     2,987         2,266            721
Short-term borrowings ...................................       326           758           (432)
Federal Home Loan Bank advances .........................       724           111            613
Junior subordinated debentures ..........................       448            49            399
Other borrowings.........................................        65            93            (28)
                                                            ------------------------------------
          Total change in interest expense ..............   $ 7,748       $ 5,777        $ 1,971
                                                            ------------------------------------
Total change in net interest income .....................   $ 1,167       $(2,048)       $ 3,215
                                                            ====================================

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


CRITICAL ACCOUNTING POLICY

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan/lease losses. The Company's allowance for loan/lease loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan/lease loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/lease, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for loan/lease losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this
Management's Discussion and Analysis, which discusses the allowance for loan/lease losses in the section entitled "Financial Condition." Although management believes the levels of the allowance as of both June 30, 2006 and December 31, 2005 were adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Interest income increased by $4.7 million to $16.2 million for the three-month period ended June 30, 2006 when compared to $11.5 million for the quarter ended June 30, 2005. The increase of 41% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans/leases receivable, in combinatio. with an improved aggregate asset yield. The Company's average yield on interest earning assets was 6.44%, an increase of 78 basis points for the three months ended June 30, 2006 when compared to the same period in 2005.

Interest expense increased by $4.2 million from $4.8 million for the three-month period ended June 30, 2005, to $9.0 million for the three-month period ended June 30, 2006. The 88% increase in interest expense was primarily due to aggregate increased interest rates, principally with respect to customers' interest-bearing dema.d deposits and time deposits in the subsidiary banks. The Company's average cost of interest bearing liabilities was 3.90% for the three months ended June 30, 2006, which was an increase of 130 basis points when compared to the second quarter of 2005.

At June 30, 2006 and December 31, 2005, the Company had an allowance for estimated losses on loans/leases of 1.12% and 1.17%, respectively. The provision for loan/lease losses increased by $499 thousand from a provision reversal of $147 thousand for the three-month period ended June 30, 2005 to $352 thousand for the three-month period ended June 30, 2006. During the second quarter of 2006, management determined the appropriate monthly provision for loan/lease losses based upon a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. During the second quarter of 2006, net growth in the loan/lease portfolio of $81.3 million warranted a $914 thousand provision to the allowance for loan/lease losses, which was partially offset by provision reversals of $562 thousand resulting from upgrades within the portfolio. During the second quarter of 2005, net growth in the loan portfolio of $21.6 million warranted a $278 thousand provision to the allowance for loan losses, however this amount was more than offset by $425 thousand of provision reversals attributed to upgrades within the portfolio during the quarter. For the three months ended June 30, 2006, there were no commercial loan charge-offs, and there were commercial recoveries of $8 thousand. Consumer loan charge-offs and recoveries totaled $32 thousand and $10 thousand, respectively, during the quarter. Credit card loans accounted for 57% of the second quarter consumer gross charge-offs. Residential real estate loans had no charge-offs with $44 thousand of recoveries for the three months ended June 30, 2006.

The following table sets forth the various categories of noninterest income for the three months ended June 30, 2006 and 2005.


                               Noninterest Income

                                                         Three months ended
                                                              June 30,
                                                     -------------------------
                                                         2006           2005     % change
                                                     ------------------------------------
Merchant credit card fees, net of processing costs   $   491,657    $   383,758     28.1%
Trust department fees ............................       741,648        719,918      3.0%
Deposit service fees .............................       478,664        396,297     20.8%
Gains on sales of loans, net .....................       287,768        351,042    (18.0)%
Securities losses, net ...........................       (71,293)            --        NA
Gains on sales of foreclosed assets ..............       744,694             --        NA
Earnings on bank-owned life insurance ............       163,300        140,235     16.5%
Investment advisory and management fees ..........       363,395        199,675     82.0%
Other ............................................       396,933        243,953     62.7%
                                                     ------------------------------------
          Total noninterest income ...............   $ 3,596,766    $ 2,434,878     47.7%
                                                     ====================================

Analysis concerning changes in noninterest income for the second quarter of 2006, when compared to the second quarter of 2005, is as follows:

     o Bancard's merchant credit card fees, net of processing costs improved $108 thousand. Increases in both merchant processing volumes and cardholder activity contributed equally to the 28% increase.

     o Trust department fees increased $22 thousand. This was the result of the continued development of existing trust relationships and the addition of new trust customers throughout the past twelve months.

     o Deposit service fees increased $82 thousand. This increase was primarily a result of an increase in service fees collected on the demand deposit accounts in a unique program at Cedar Rapids Bank & Trust. The quarterly average balance of the Company's consolidated demand deposits at June 30, 2006 increased $98.7 million from June 30, 2005. Service charges and NSF (non-sufficient funds or overdraft) charges related to the Company's demand deposit accounts were the main components of deposit service fees.

     o Gains on sales of loans, net, decreased $63 thousand. Loans originated for sale during the second quarter of 2006 were $25.6 million and during the second quarter of 2005 were $24.2 million. Proceeds on the sales of loans during the second quarters of 2006 and 2005 were $23.1 million and $22.2 million, respectively.

     o In April 2006, the Company recognized a loss of $71 thousand on the sale of a mortgage-backed mutual fund investment held in Quad City Bank & Trust's securities portfolio. There were no securities losses in the first quarter of 2005.

     o During the second quarter of 2006, Quad City Bank & Trust completed the sale of a foreclosed asset, which resulted in a gain of $745 thousand. After several months of litigation concerning ownership rights, the foreclosed asset was determined to be the property of Quad City Bank & Trust and was subsequently sold at auction.

     o Earnings on the cash surrender value of life insurance increased $23 thousand. At June 30, 2006, levels of bank-owned life insurance (BOLI) on key executives at the subsidiary banks was $13.6 million at Quad City Bank & Trust, $4.1 million at Cedar Rapids Bank & Trust, and $810 thousand at Rockford Bank & Trust.

     o Investment advisory and management fees increased $164 thousand. Beginning January 1, 2006, the investment representatives at Quad City Bank & Trust, who had previously been employees of LPL Financial Services, were brought on as staff of the bank. As a result of this organizational change, fees are now reported gross rather than net of representative commissions, as in previous quarters. Approximately one half of the year-to-year increase was due to this change. The balance of the increase was due to the increased volume of investment services provided by representatives of LPL Financial Services at the subsidiary banks, primarily at Quad City Bank & Trust.

     o Other noninterest income increased $153 thousand. Other noninterest income in each quarter consisted primarily of income from affiliated companies, earnings on other assets, Visa check card fees, and ATM fees.

The following table sets forth the various categories of noninterest expenses for the three months ended June 30, 2006 and 2005.


                              Noninterest Expenses

                                         Three months ended
                                               June 30,
                                        -----------------------
                                           2006          2005    % change
                                        ---------------------------------
Salaries and employee benefits ......   $5,483,476   $4,120,478     33.1%
Professional and data processing fees      768,415      824,598     (6.8)%
Advertising and marketing ...........      383,542      307,584     24.7%
Occupancy and equipment expense .....    1,274,648    1,022,246     24.7%
Stationery and supplies .............      168,000      164,238      2.3%
Postage and telephone ...............      248,111      198,370     25.1%
Bank service charges ................      142,939      139,026      2.8%
Insurance ...........................      153,413      153,687     (0.2)%
Other ...............................       59,596      513,114    (88.4)%
                                        ---------------------------------
          Total noninterest expenses    $8,682,140   $7,443,341     16.6%
                                        =================================


Analysis concerning changes in noninterest expenses for the second quarter of 2006, when compared to the second quarter of 2005, is as follows:

     o Total salaries and benefits, which is the largest component of noninterest expenses, increased $1.4 million. The increase was primarily due to an increase in employees from 286 full time equivalents (FTEs) to 333 from year-to-year, as a result of the Company's continued expansion. Also, the Company experienced increases in the expense for several employee compensation programs, such as the SERPs, the deferred compensation program and stock-based compensation programs during 2006, primarily related to a combination of the application of the provisions of SFAS 123R and a senior officer's planned retirement in 2009. As the result of a previously described organizational change at Quad City Bank & Trust, commissions for investment representatives, previously net from fees, are now included as a portion of salaries and benefits expense. The Company's application of the provisions of SFAS 123R is described in detail in
          Note 1, Summary of Significant Accounting Policies.

     o Professional and data processing fees decreased $56 thousand. The primary contributors to the year-to-year decrease were legal and consulting fees incurred at the holding company level.

     o    Advertising   and   marketing    expense   increased   $76   thousand.
          Approximately 36% of the increase was in the form of donations, special events and/or sponsorships.

     o Occupancy and equipment expense increased $252 thousand. The increase was a proportionate reflection of the Company's investment in new facilities at the subsidiary banks, in combination with the related costs associated with additional furniture, fixtures and equipment, such as depreciation, maintenance, utilities, and property taxes. The subsidiary banks opened five new banking locations during 2005.

     o    Stationary and supplies increased $4 thousand.

     o    Postage and telephone increased $50 thousand.

     o    Bank service charges incr%ased $4 thousand.

     o    Insurance expense remained stable varying only $274.

     o Other noninterest expense decreased $454 thousand. The second quarter of 2006 included the deferral of $307 thousand of initial direct costs related to lease originations at M2 Lease Funds. M2 Lease Funds was acquired during the third quarter of 2005. Also, in the second quarter of 2005, Quad City Bank & Trust incurred a $238 thousand write-down on the property value of other real estate owned (OREO).

The provision for income taxes was $564 thousand for the three-month period ended June 30, 2006 compared to $633 thousand for the three-month period ended June 30, 2005 for a decrease of $69 thousand, or 11%. The decrease was the result of a decrease in income before income taxes of $81 thousand, or 4%, for the 2006 quarter when compared to the 2005 quarter. Primarily due to an increase in the proportionate share of tax-exempt income to total income from year to year, the Company experienced a decrease in the effective tax rate from 33.4% for the first quarter of 2005 to 31.9% for the first quarter of 2006.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Interest income increased by $8.9 million to $31.1 million for the six-month period ended June 30, 2006 when compared to $22.2 million for the six months ended June 30, 2005. The increase of 40% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans/leases receivable, in combination with an improved aggregate asset yield. The Company's average yield on interest earning assets was 6.32%, an increase of 82 basis points for the six months ended June 30, 2006 when compared to the same period in 2005.

Interest expense increased by $7.7 million from $9.0 million for the six-month period ended June 30, 2005, to $16.7 million for the six-month period ended June 30, 2006. The 86% increase in interest expense was primarily due to aggregate increased interest rates, principally with respect to customers' interest-bearing demand deposits and time deposits in the subsidiary banks. The Company's average cost of interest bearing liabilities was 3.72% for the six months ended June 30, 2006, which was an increase of 124 basis points when compared to the first six months of 2005.

At June 30, 2006 and December 31, 2005, the Company had an allowance for estimated losses on loans/leases of 1.12% and 1.17%, respectively. The provision for loan/lease losses increased by $742 thousand from $154 thousand for the six-month period ended June 30, 2005 to $896 thousand for the six-month period ended June 30, 2006. During the first six months of 2006, management determined the appropriate monthly provision for loan/lease losses based upon a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. During the first six months of 2006, net growth in the loan/lease portfolio of $110.8 million warranted a $1.2 million provision to the allowance for loan/lease losses, which was partially offset by provision reversals of $350 thousand resulting from upgrades within the portfolio. During the first six months of 2005, net growth in the loan portfolio of $25.9 million warranted a $333 thousand provision to the allowance for loan losses, however this amount was partially offset by $179 thousand of provision reversals attributed to upgrades within the portfolio during the period. In both periods, the successful resolution of some significant credits in the loan portfolio, through payoff, credit upgrade, refinancing, or the acquisition of additional collateral or guarantees, resulted in reductions to both the growth-based provision expense and the expected level of allowance for loan losses. For the six months ended June 30, 2006, there were commercial loan charge-offs of $63 thousand, and there were commercial recoveries of $108 thousand. Consumer loan charge-offs and recoveries totaled $136 thousand and $21 thousand, respectively, during the period. Credit card loans accounted for 34% of the period's consumer gross charge-offs. Residential real estate loans had $17 thousand of charge-offs with $52 thousand of recoveries for the six months ended June 30, 2006.

The following table sets forth the various categories of noninterest income for the six months ended June 30, 2006 and 2005.


                               Noninterest Income

                                                           Six months ended
                                                               June 30,
                                                     --------------------------
                                                          2006           2005    % change
                                                     ------------------------------------
Merchant credit card fees, net of processing costs   $   987,450    $   802,717     23.0%
Trust department fees ............................     1,522,941      1,455,061      4.7%
Deposit service fees .............................       944,080        777,563     21.4%
Gains on sales of loans, net .....................       493,003        605,172    (18.5)%
Securities losses, net ...........................      (213,879)            --        NA
Gains on sales of foreclosed assets ..............       750,134            867        NA
Earnings on bank-owned life insurance ............       413,008        318,962     29.5%
Investment advisory and management fees ..........       663,938        339,854     95.4%
Other ............................................       832,140        651,157     27.8%
                                                     ------------------------------------
          Total noninterest income ...............   $ 6,392,815    $ 4,951,353     29.1%
                                                     ====================================

Analysis concerning changes in noninterest income for the first six months of 2006, when compared to the comparable period in 2005, is as follows:

     o Bancard's merchant credit card fees, net of processing costs improved $185 thousand. The recovery of the remaining balance of an ISO-conversion reserve of $64 thousand in March 2006 accounted for 35% of the increase, and the significant decline in cardholder charge-offs from year-to-year accounted for an additional 23% of the increase. Increases in both merchant processing volumes and cardholder activity contributed to the balance of the improvement in fees.

     o Trust department fees increased $68 thousand. This was the result of the continued development of existing trust relationships and the addition of new trust customers throughout the past twelve months.

     o Deposit service fees increased $167 thousand. This increase was primarily a result of an increase in service fees collected on the demand deposit accounts in a unique program at Cedar Rapids Bank & Trust. The six-month average balance of the Company's consolidated demand deposits at June 30, 2006 increased $94.6 million from June 30, 2005. Service charges and NSF (non-sufficient funds or overdraft) charges related to the Company's demand deposit accounts were the main components of deposit service fees.

     o    Gains  on  sales  of  loans,  net,  decreased  $112  thousand.   Loans
          originated for sale during the first six months of 2006 were $43.5 million and during the comparable period of 2005 were $45.0 million. Proceeds on the sales of loans during the first two quarters of 2006 and 2005 were $39.2 million and $42.9 million, respectively.

     o In March 2006, the Company recognized an impairment loss of $143 thousand on a mortgage-backed mutual fund investment held in Quad City Bank & Trust's securities portfolio, and in April, incurred an additional loss of $71 thousand on the subsequent sale of that security. There were no securities losses in the first six months of 2005.

     o During the second quarter of 2006, Quad City Bank & Trust completed the sale of a foreclosed asset, which resulted in a gain of $745 thousand. After several months of litigation concerning ownership rights, the foreclosed asset was determined to be the property of Quad City Bank & Trust and was subsequently sold at auction.

     o Earnings on the cash surrender value of life insurance increased $94 thousand. At June 30, 2006, levels of bank-owned life insurance (BOLI) on key executives at the subsidiary banks was $13.6 million at Quad City Bank & Trust, $4.1 million at Cedar Rapids Bank & Trust, and $810 thousand at Rockford Bank & Trust.

     o Investment advisory and management fees increased $324 thousand. Beginning January 1, 2006, the investment representatives at Quad City Bank & Trust, who had previously been employees of LPL Financial Services, were brought on as staff of the bank. As a result of this organizational change, fees are now reported gross rather than net of representative commissions, as in previous quarters. Approximately 60% of the year-to-year increase was due to this change. The balance of the increase was due to the increased volume of investment services provided by representatives of LPL Financial Services at the subsidiary banks, primarily at Quad City Bank & Trust.

     o Other noninterest income increased $181 thousand. During the first two quarters of 2006, M2 Lease Funds had $68 thousand in gains on the disposal of leased assets, which contributed to other noninterest income. M2 Lease Funds was acquired during the third quarter of 2005. Other noninterest income in each period consisted primarily of income from affiliated companies, earnings on other assets, Visa check card fees, and ATM fees.

The following table sets forth the various categories of noninterest expenses for the six months ended June 30, 2006 and 2005.


                              Noninterest Expenses

                                                 Six months ended
                                                      June 30,
                                            -------------------------
                                                2006          2005      % change
                                            ------------------------------------
Salaries and employee benefits ..........   $10,531,379   $ 8,016,845     31.4%
Professional and data processing fees ...     1,559,253     1,437,394      8.5%
Advertising and marketing ...............       626,849       567,763     10.4%
Occupancy and equipment expense .........     2,524,661     1,998,199     26.4%
Stationery and supplies .................       337,369       312,016      8.1%
Postage and telephone ...................       473,241       394,685     19.9%
Bank service charges ....................       278,475       257,499      8.2%
Insurance ...............................       286,489       306,842     (6.6)%
Other ...................................       257,937       904,803    (71.5)%
                                            ------------------------------------
               Total noninterest expenses   $16,875,653   $14,196,046     18.9%
                                            ===================================

Analysis concerning changes in noninterest expenses for the first six months of 2006, when compared to the first six months of 2005, is as follows:

     o Total salaries and benefits increased $2.5 million. The increase was primarily due to an increase in employees from 286 full time equivalents (FTEs) to 333 from year-to-year, as a result of the Company's continued expansion. Also, the Company experienced increases in the expense for several employee compensation programs, such as the SERPs, the deferred compensation program and stock-based compensation programs during 2006, primarily related to a combination of the application of the provisions of SFAS 123R and a senior officer's planned retirement in 2009. As the result of a previously described organizational change at Quad City Bank & Trust, commissions for investment representatives, previously net from fees, are now included as a portion of salaries and benefits expense. The Company's application of the provisions of SFAS 123R is described in detail in
          Note 1, Summary of Significant Accounting Policies.

     o Professional and data processing fees increased $122 thousand. The primary contributors to the year-to-year increase were legal, consulting, and data processing fees incurred at the subsidiary banks.

     o Advertising and marketing expense increased $59 thousand. Cedar Rapids Bank & Trust, as the primary contributor, accounted for 41% of the increase.

     o Occupancy and equipment expense increased $526 thousand. The increase was a proportionate reflection of the Company's investment in new facilities at the subsidiary banks, in combination with the related costs associated with additional furniture, fixtures and equipment, such as depreciation, maintenance, utilities, and property taxes. The subsidiary banks opened five new banking locations during 2005.

     o    Stationary and supplies increased $25 thousand.

     o    Postage and telephone increased $79 thousand.

     o    Bank service charges increased $21 thousand.

     o Insurance expense decreased $20 thousand, as in February 2006 the Company received several premium reimbursements on canceled insurance policies.

     o Other noninterest expense decreased $647 thousand. During the first six months of 2005, Quad City Bank & Trust incurred $288 thousand of write-downs on the property value of other real estate owned (OREO) and $93 thousand of other expense incurred on OREO property. During the first six months of 2006, M2 Lease Funds recorded $470 thousand in deferred initial direct costs of lease originations, which contributed significantly to the decrease other noninterest expense. M2 Lease Funds was acquired during the third quarter of 2005.

The provision for income taxes was $853 thousand for the six-month period ended June 30, 2006 compared to $1.3 million for the six-month period ended June 30, 2005 for a decrease of $408 thousand, or 33%. The decrease was the result of a decrease in income before income taxes of $856 thousand, or 22%, for the 2006 period when compared to the 2005 period. Primarily due to an increase in the proportionate share of tax-exempt income to total income from year to year, the Company experienced a decrease in the effective tax rate from 32.8% for the first two quarters of 2005 to 29.5% for the comparable period in 2006.

FINANCIAL CONDITION

Total assets of the Company increased by $114.0 million, or 11%, to $1.16 billion at June 30, 2006 from $1.04 billion at December 31, 2005. The growth resulted primarily from the net increase in the loan/lease portfolio, funded by interest-bearing deposits and the issuance of junior-subordinated debentures.

Cash and due from banks decreased by $5.8 million, or 15%, to $33.2 million at June 30, 2006 from $39.0 million at December 31, 2005. Cash and due from banks represented both cash maintained at its subsidiary banks, as well as funds that the Company and its banks had deposited in other banks in the form of non-interest bearing demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At June 30, 2006, the subsidiary banks had $4.0 million invested in such funds. This amount decreased by $420 thousand, or 9%, from $4.5 million at December 31, 2005. The decrease was primarily a result of a decreased demand for Federal funds purchases by Quad City Bank & Trust's downstream correspondent banks.

Interest bearing deposits at financial institutions increased by $3.2 million, or 252%, to $4.5 million at June 30, 2006 from $1.3 million at December 31, 2005. Included in interest bearing deposits at financial institutions are demand accounts, money market accounts, and certificates of deposit. The increase was the result of increases in money market accounts of $3.4 million and in demand account balances of $17 thousand, in combination with maturities of certificates of deposit totaling $172 thousand.

Securities increased by $2.1 million, or 1%, to $184.5 million at June 30, 2006 from $182.4 million at December 31, 2005. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $354 thousand were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $156 thousand. Maturities and calls of securities occurred in the amount of $22.7 million, and the portfolio experienced a decrease in the fair value of securities, classified as available for sale, of $859 thousand. These portfolio decreases were offset by the purchase of an additional $31.2 million of securities, classified as available for sale.

Total gross loans/leases receivable increased by $110.8 million, or 15%, to $867.1 million at June 30, 2006 from $756.3 million at December 31, 2005. The increase was the result of originations, renewals, additional disbursements or purchases of $225.9 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $35 thousand, and loan repayments or sales of loans of $115.0 million. During the six months ended June 30, 2006, Quad City Bank & Trust contributed $115.6 million, or 51%, Cedar Rapids Bank & Trust contributed $47.1 million, or 21%, and Rockford Bank & Trust contributed $47.2 million, or 21%, of the Company's loan originations, renewals, additional disbursements or purchases. M2 Lease Funds contributed $16.0 million in lease originations during the first six months of 2006. The mix of loan/lease types within the Company's loan/lease portfolio at June 30, 2006 reflected 83% commercial, 8% real estate and 9% consumer loans. The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.

The allowance for estimated losses on loans/leases was $9.7 million at June 30, 2006 compared to $8.9 million at December 31, 2005, an increase of $860 thousand, or 10%. The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management's judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed each month on all loans risk-rated as "criticized" credits. The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff, and reported to management and the board of directors.

Although management believes that the allowance for estimated losses on loans/leases at June 30, 2006 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks with the intention to improve the overall quality of the Company's loan/lease portfolio.

Net charge-offs for the six months ended June 30 were $35 thousand in 2006 and $754 thousand in 2005. One measure of the adequacy of the allowance for estimated losses on loans/leases is the ratio of the allowance to the gross loan/lease portfolio. The allowance for estimated losses on loans/leases as a percentage of gross loans/leases was 1.12% at June 30, 2006, 1.17% at December 31, 2005 and 1.28% at June 30, 2005.

At June 30, 2006, total nonperforming assets were $7.8 million compared to $3.7 million at December 31, 2005. The $4.1 million increase was the result of a $4.7 million increase in nonaccrual loans, and decreases of $227 thousand in other real estate owned and $454 thousand in accruing loans past due 90 days or more.

Nonaccrual loans were $7.3 million at June 30, 2006, and $2.6 million at December 31, 2005. The $4.7 million increase in nonaccrual loans was comprised of an increase in commercial loans of $4.9 million and decreases in both consumer loans of $28 thousand and in real estate loans of $154 thousand. Five large commercial lending relationships at Quad City Bank & Trust, with an aggregate outstanding balance of $5.9 million, comprised 80% of the nonaccrual loans at June 30, 2006 with one relationship accounting for $4.3 million. The existence of either a strong collateral position, a governmental guarantee, or an improved payment status on several of the nonperformers significantly reduces the Company's exposure to loss. The subsidiary banks continue to work for resolutions with all of these customers. Nonaccrual loans represented less than one percent of the Company's held for investment loan/lease portfolio at June 30, 2006.

From December 31, 2005 to June 30, 2006, accruing loans past due 90 days or more decreased from $604 thousand to $150 thousand. Credit card loans comprised $58 thousand, or 38%, of this balance at June 30, 2006.

Premises and equipment increased by $1.1 million, or 4%, to $26.7 million at June 30, 2006 from $25.6 million at December 31, 2005. During the first six months there were purchases of additional land, furniture, fixtures and equipment and leasehold improvements of $2.2 million, which were partially offset by depreciation expense of $1.2 million. In the third quarter of 2005, Rockford Bank & Trust moved forward with plans for a second banking location on Guilford Road at Alpine Road in Rockford. A temporary modular facility opened in December 2005. The Company is constructing a 20,000 square foot building projected for completion in October 2006 at a cost of $4.4 million. During 2005, capitalized costs associated with this project were $1.5 million. During the first six months of 2006, $1.4 million of costs were incurred on this project.

On August 26, 2005, Quad City Bank & Trust acquired 80% of the membership units of M2 Lease Funds. The purchase price of $5.0 million resulted in $3.2 million in goodwill.

Accrued interest receivable on loans, securities and interest-bearing deposits with financial institutions increased by $1.3 million, or 27%, to $6.1 million at June 30, 2006 from $4.8 million at December 31, 2005.

Bank-owned life insurance ("BOLI") increased by $1.1 million from $17.4 million at December 31, 2005 to $18.5 million at June 30, 2006. Banks may generally buy BOLI as a financing or cost recovery vehicle for pre-and post-retirement employee benefits. During 2004, the subsidiary banks purchased $8.0 million of BOLI to finance the expenses associated with the establishment of SERPs for the executive officers. Additionally in 2004, the subsidiary banks purchased BOLI totaling $4.2 million on the lives of a number of senior management personnel for the purpose of funding the expenses of new deferred compensation arrangements for senior officers. During 2005, Rockford Bank & Trust purchased $777 thousand of BOLI. These purchases combined with existing BOLI, resulted in each subsidiary bank holding investments in BOLI policies near the regulatory maximum of 25% of capital. As the owners and beneficiaries of these holdings, the banks monitor the associated risks, including diversification, lending-limit, concentration, interest rate risk, credit risk, and liquidity. Quarterly financial information on the insurance carriers is provided to the Company by its compensation consulting firm. Benefit expense associated with both the SERPs and deferred compensation arrangements was $268 thousand and $154 thousand, respectively, for the first six months of 2006. Earnings on BOLI, for the first six months of 2006, totaled $413 thousand. Benefit expense associated with the SERPs and deferred compensation arrangements was $88 thousand and $83 thousand, respectively, for the first six months of 2005. Earnings on BOLI, for the first six months of 2005, totaled $319 thousand.

Other assets increased by $1.4 million, or 8%, to $18.5 million at June 30, 2006 from $17.1 million at December 31, 2005. Other assets included $9.4 million of equity in Federal Reserve Bank and Federal Home Loan Bank stock, $3.6 million of deferred tax assets, $318 thousand in net other real estate owned (OREO), $1.8 million in investments in unconsolidated companies, $660 thousand of accrued trust department fees, $395 thousand of unamortized prepaid trust preferred securities offering expenses, $582 thousand of prepaid Visa/Mastercard processing charges, other miscellaneous receivables, and various prepaid expenses.

Deposits increased by $105.6 million, or 15%, to $804.1 million at June 30, 2006 from $698.5 million at December 31, 2005. The increase resulted from a $42.2 million aggregate net increase in money market, savings, and total transaction accounts, in combination with a $63.4 million net increase in interest-bearing certificates of deposit. The subsidiary banks experienced a net increase in brokered certificates of deposit of $18.1 million during the first six months of 2006. At June 30, 2006, Quad City Bank & Trust had committed to the issuance of an additional $15.2 million in brokered certificates of deposit at an aggregate effective interest rate of 5.40%. These certificates were issued in early July 2006.

Short-term borrowings decreased $3.1 million, or 3%, from $107.5 million at December 31, 2005 to $104.4 million at June 30, 2006. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. Short-term borrowings were comprised of customer repurchase agreements of $65.9 million and $54.7 million at June 30, 2006 and December 31, 2005, respectively, as well as federal funds purchased of $38.5 million at June 30, 2006 and $52.8 million at December 31, 2005.

Federal Home Loan Bank advances increased by $1.9 million, or 1%, to $131.9 million at June 30, 2006 from $130.0 million at December 31, 2005. As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.

Other borrowings decreased $1.5 million, or 14%, from $10.8 million at December 31, 2005 to $9.3 million at June 30, 2006. In February 2006, with proceeds from the issuance of the trust preferred securities of Trust V, the Company made a payment to reduce the balance on a line of credit at an upstream correspondent bank by $10.0 million. In March 2006, the Company drew an advance of $8.5 million, primarily to provide $3.0 million of additional capital to Quad City Bank & Trust and $4.5 million of additional capital to Cedar Rapids Bank & Trust for capital maintenance purposes at each of these subsidiaries.

Junior subordinated debentures increased $10.3 million, or 40%, to $36.1 million at June 30, 2006 from $25.8 million at December 31, 2005. On February 4, 2006, the Company announced the issuance of $10.0 million of fixed/floating rate capital securities of QCR Holdings Statutory Trust V. Trust V used the $10.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $310 thousand of proceeds from its equity, to purchase $10.3 million of junior subordinated debentures of the Company.

Other liabilities were $13.9 million at June 30, 2006, down $1.1 million, or 7%, from $15.0 million at December 31, 2005. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At June 30, 2006, the most significant components of other liabilities were $4.2 million of accrued expenses, $2.3 million of accounts payable for leases, $2.2 million of miscellaneous accounts payable, and $4.0 million of interest payable.

Common stock, at both June 30, 2006 and December 31, 2005, was $4.5 million. The slight increase of $17 thousand was the result of stock issued from the net exercise of stock options and stock purchased under the employee stock purchase plan.

Additional paid-in capital totaled $21.1 million at June 30, 2006, up $342 thousand, or 2%, from $20.8 million at December 31, 2005. The increase resulted from the proceeds received in excess of the $1.00 per share par value for the 17,032 shares of common stock issued as the result of the net exercise of stock options and stock purchased under the employee stock purchase plan, in combination with the recognition of stock-based compensation expense due to the application of the provisions of SFAS 123R.

Retained earnings increased by $1.9 million, or 6%, to $31.6 million at June 30, 2006 from $29.7 million at December 31, 2005. The increase reflected net income for the six-month period net of $182 thousand representing the four-cent per share dividend, which was declared in April and paid in July 2006.

Unrealized losses on securities available for sale, net of related income taxes, totaled $1.1 million at June 30, 2006 as compared to unrealized losses of $567 thousand at December 31, 2005. The decrease of $505 thousand was attributable to decreases during the period in fair value of the securities identified as available for sale, primarily due to the increase in interest rates.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash used in operating activities, consisting primarily of originations of loans for sale, was $3.6 million for the six months ended June 30, 2006 compared to $747 thousand net cash provided by operating activities, consisting primarily of proceeds on the sales of loans, for the same period in 2005. Net cash used in investing activities, consisting principally of loan originations to be held for investment, was $115.6 million for the six months ended June 30, 2006 and $42.2 million, consisting primarily of purchases of available for sale securities, for the six months ended June 30, 2005. Net cash provided by financing activities, consisting primarily of increased deposit accounts at the subsidiary banks, for the six months ended June 30, 2006 was $113.4 million, and for the same period in 2005 was $46.6 million, consisting principally of advances from the Federal Home Loan Bank.

The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At June 30, 2006, the subsidiary banks had fourteen lines of credit totaling $104.5 million, of which $13.0 million was secured and $91.5 million was unsecured. At June 30, 2006, Quad City Bank & Trust had drawn $8.0 million of their available balance of $83.0 million, and Cedar Rapids Bank & Trust had drawn none of their available balance of $21.5 million. At December 31, 2005, the subsidiary banks had fourteen lines of credit totaling $104.5 million, of which $13.0 million was secured and $91.5 million was unsecured. At December 31, 2005, Quad City Bank & Trust had drawn $19.5 million of their available balance of $83.0 million, and Cedar Rapids Bank & Trust had drawn none of their available balance of $21.5 million. As of December 31, 2005, the Company had two unsecured revolving credit notes totaling $15.0 million in aggregate. The Company had a 364-day revolving note, which matures December 21, 2006, for $10.0 million and had a balance outstanding of $5.5 million at December 31, 2005. The Company also had a 3-year revolving note, which matures December 30, 2007, for $5.0 million and carried a balance of $5.0 million at December 31, 2005. On January 3, 2005, the 3-year note was fully drawn as partial funding for the capitalization of Rockford Bank & Trust. In February 2006, proceeds from the issuance of the securities of Trust V were utilized to fully pay down this note. In April 2006, the company combined the two notes into a single 364-day revolving credit note for $15.0 million. At June 30, 2006, this note carried a balance outstanding of $9.0 million. For all of the notes, interest is payable monthly at the Federal Funds rate plus 1% per annum, as defined in the credit agreements. As of June 30, 2006, the interest rate on the 364-day note was 6.02%. At December 31, 2005, the interest rate on both notes was 5.19%.

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

On April 27, 2006, the Company declared a cash dividend of $0.04 per share, or $182 thousand, which was paid on July 7, 2006, to stockholders of record on June 23, 2006. On April 28, 2005, the Company declared a cash dividend of $0.04 per share, or $180 thousand, which was paid on July 6, 2005, to stockholders of record on June 15, 2005. On October 27, 2005, the Company declared a cash dividend of $0.04 per share, or $181 thousand, which was paid on January 6, 2006, to stockholders of record on December 23, 2005. It is the Company's intention to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, however it believes that operating results have reached a level that can sustain dividends to stockholders as well.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the Company's operations and future prospects are detailed in the "Risk Factors" section included under Item 1a. of Part I of the Company's Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including the Company, which could have a material adverse effect on our operations and future prospects. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company's consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 200 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at March 31, 2006 demonstrated a 3.9% decrease in net interest income with a 200 basis point increase in interest rates, and a 1.7% increase in net interest income with a 200 basis point decrease in interest rates. Both simulations are within the board-established policy limits of a 10% decline in value.

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

Part I
Item 4

                             CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2006. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the six months ended June 30, 2006, there have been no significant changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

                None

Item 3          Defaults Upon Senior Securities

                None

Item 4          Submission of Matters to a Vote of Security Holders

                The annual meeting of stockholders was held at The Mark of the Quad Cities located at 1201 River Drive, Moline, Illinois on Wednesday, May 3, 2006 at 10:00 a.m. At the meeting, Michael A. Bauer and James J. Brownson were re-elected to serve as Class I directors, with terms expiring in 2009. John A. Rife was also elected to serve as a Class I director, with a term expiring in 2009. Continuing as Class II directors, with terms expiring in 2007, are Larry J. Helling, Douglas M. Hultquist, and Mark Kilmer. Continuing as Class III directors, with terms expiring in 2008, are Patrick S. Baird, John K. Lawson, and Ronald G. Peterson.

                There were 4,537,711 issued and outstanding shares of common stock entitled to vote at the annual meeting. Either in person or by proxy, there were 3,858,171 common shares represented at the meeting, constituting approximately 85.0% of the outstanding shares. The voting was as follows:


                                                     Votes               Votes
                                                      For               Withheld
                                                   -----------------------------

                Michael A. Bauer                   3,833,926             24,245
                James J. Brownson                  3,800,708             57,463
                John A. Rife                       3,807,067             51,104

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


                               QCR HOLDINGS, INC.
                                  (Registrant)






Date    August 9, 2006                  /s/ Michael A. Bauer
      ----------------------------      ----------------------------------
                                        Michael A. Bauer, Chairman




Date    August 9, 2006                  /s/ Douglas M. Hultquist
      ---------------------------       ----------------------------------
                                        Douglas M. Hultquist, President
                                        Chief Executive Officer



Date    August 9, 2006                  /s/ Todd A. Gipple
      --------------------------        ----------------------------------
                                        Todd A. Gipple, Executive Vice President
                                        Chief Financial Officer