Form 10-Q
period 2006-09-30
QCR HOLDINGS INC
filed 2006-11-09
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
                     OF 1934 For the quarterly period ended
                               September 30, 2006

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

                                                        Yes [    ]      No [ X ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 1, 2006, the Registrant had outstanding 4,559,580 shares of common stock, $1.00 par value per share.

                       QCR HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Page
                                                                          Number

Part I     FINANCIAL INFORMATION

           Item 1     Consolidated Financial Statements (Unaudited)

                      Consolidated Balance Sheets, September 30, 2006 and
                      December 31, 2005                                        3

                      Consolidated Statements of Income,
                      For the Three Months Ended September 30, 2006 and 2005   4

                      Consolidated Statements of Income,
                      For the Nine Months Ended September 30, 2006 and 2005    5

                      Consolidated Statements of Cash Flows,
                      For the Nine Months Ended September 30, 2006 and 2005  6-7

                      Notes to Consolidated Financial Statements            8-16

           Item 2     Management's   Discussion   and  Analysis  of
                      Financial Condition and Results of Operations        17-35

           Item 3     Quantitative and Qualitative Disclosures About
                      Market Risk                                             36

           Item 4     Controls and Procedures                                 37

Part II    OTHER INFORMATION

           Item 1     Legal Proceedings                                       38

           Item 1.A.  Risk Factors                                            38

           Item 2     Unregistered Sales of Equity Securities and
                      Use of Proceeds                                         38

           Item 3     Defaults Upon Senior Securities                         38

           Item 4     Submission of Matters to a Vote of Security Holders     38

           Item 5     Other Information                                       38

           Item 6     Exhibits                                                38

           Signatures                                                         39

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    September 30, 2006 and December 31, 2005


                                                                September 30,       December 31,
                                                                     2006              2005
                                                              ----------------------------------
ASSETS
Cash and due from banks ...................................   $    30,941,141    $    38,956,627
Federal funds sold ........................................         8,080,000          4,450,000
Interest-bearing deposits at financial institutions .......         6,462,835          1,270,666

Securities held to maturity, at amortized cost ............           350,000            150,000
Securities available for sale, at fair value ..............       187,954,245        182,214,719
                                                              ----------------------------------
                                                                  188,304,245        182,364,719
                                                              ----------------------------------
Loans receivable held for sale ............................         5,259,880          2,632,400
Loans/leases receivable held for investment ...............       937,708,286        753,621,630
                                                              ----------------------------------
                                                                  942,968,166        756,254,030
Less: Allowance for estimated losses on loans/leases ......       (10,435,230)        (8,883,855)
                                                              ----------------------------------
                                                                  932,532,936        747,370,175
                                                              ----------------------------------

Premises and equipment, net ...............................        27,777,984         25,621,741
Goodwill ..................................................         3,222,688          3,222,688
Accrued interest receivable ...............................         6,747,279          4,849,378
Bank-owned life insurance .................................        18,683,741         17,367,660
Other assets ..............................................        18,505,568         17,139,874
                                                              ----------------------------------
          Total assets ....................................   $ 1,241,258,417    $ 1,042,613,528
                                                              ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest-bearing .....................................   $   114,921,251    $   114,176,434
  Interest-bearing ........................................       758,331,953        584,327,465
                                                              ----------------------------------
          Total deposits ..................................       873,253,204        698,503,899
                                                              ----------------------------------

Short-term borrowings .....................................        96,444,941        107,469,851
Federal Home Loan Bank advances ...........................       145,827,844        130,000,854
Other borrowings ..........................................        15,279,732         10,764,914
Junior subordinated debentures ............................        36,085,000         25,775,000
Other liabilities .........................................        15,940,897         14,981,346
                                                              ----------------------------------
          Total liabilities ...............................     1,182,831,618        987,495,864
                                                              ----------------------------------

Minority interest in consolidated subsidiary ..............           797,517            650,965

STOCKHOLDERS' EQUITY
Common stock, $1 par value;  shares authorized 10,000,000 .         4,554,054          4,531,224
  September 2006 - 4,554,054 shares issued and outstanding,
  December 2005 - 4,531,224 shares issued and outstanding
Additional paid-in capital ................................        21,258,090         20,776,254
Retained earnings .........................................        32,101,012         29,726,700
Accumulated other comprehensive loss ......................          (283,874)          (567,479)
                                                              ----------------------------------
          Total stockholders' equity ......................        57,629,282         54,466,699
                                                              ----------------------------------
          Total liabilities and stockholders' equity ......   $ 1,241,258,417    $ 1,042,613,528
                                                              ==================================

                 See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         Three Months Ended September 30

                                                                           2006          2005
                                                                      ----------------------------
Interest and dividend income:
  Loans/leases, including fees ....................................   $ 16,132,528    $ 10,903,448
  Securities:
    Taxable .......................................................      1,763,217       1,352,176
    Nontaxable ....................................................        270,205         142,434
  Interest-bearing deposits at financial institutions .............         86,125          25,645
  Federal funds sold ..............................................        121,128          78,809
                                                                      ----------------------------
          Total interest and dividend income ......................     18,373,203      12,502,512
                                                                      ----------------------------

Interest expense:
  Deposits ........................................................      7,610,255       3,457,112
  Short-term borrowings ...........................................        771,359         451,615
  Federal Home Loan Bank advances .................................      1,464,357       1,134,213
  Other borrowings ................................................        178,126         172,344
  Junior subordinated debentures ..................................        665,115         427,066
                                                                      ----------------------------
          Total interest expense ..................................     10,689,212       5,642,350
                                                                      ----------------------------

          Net interest income .....................................      7,683,991       6,860,162

 Provision for loan/lease losses ..................................        728,678         382,752
                                                                      ----------------------------
          Net interest income after provision for loan/lease losses      6,955,313       6,477,410
                                                                      ----------------------------
Noninterest income:
  Credit card fees, net of processing costs .......................        476,783         516,487
  Trust department fees ...........................................        787,796         676,444
  Deposit service fees ............................................        478,299         387,445
  Gains on sales of loans, net ....................................        218,854         274,616
  Securities gains, net ...........................................         71,013              12
  Gains (losses) on sales of foreclosed assets ....................       (100,000)         41,032
  Earnings on bank-owned life insurance ...........................        152,308         174,183
  Investment advisory and management fees .........................        285,635         176,254
  Other ...........................................................        371,634         262,062
                                                                      ----------------------------
          Total noninterest income ................................      2,742,322       2,508,535
                                                                      ----------------------------
Noninterest expenses:
  Salaries and employee benefits ..................................      5,722,047       4,219,355
  Professional and data processing fees ...........................        879,938         618,719
  Advertising and marketing .......................................        389,812         330,204
  Occupancy and equipment expense .................................      1,304,567       1,162,997
  Stationery and supplies .........................................        159,758         163,448
  Postage and telephone ...........................................        241,867         222,642
  Bank service charges ............................................        151,369         128,671
  Insurance .......................................................        161,381         145,838
  Loss on disposals/sales of fixed assets .........................              0         332,283
  Other ...........................................................         (3,161)        265,590
                                                                      ----------------------------
          Total noninterest expenses ..............................      9,007,578       7,589,747
                                                                      ----------------------------
Minority interest in income of consolidated subsidiary ............         45,410          20,651
          Income before income taxes ..............................        644,647       1,375,547
Federal and state income taxes ....................................        125,094         419,968
                                                                      ----------------------------
          Net income ..............................................   $    519,553    $    955,579
                                                                      ============================
Earnings per common share:
  Basic ...........................................................   $       0.11    $       0.21
  Diluted .........................................................   $       0.11    $       0.21
  Weighted average common shares outstanding ......................      4,553,589       4,524,543
  Weighted average common and common equivalent ...................      4,590,829       4,623,179
    shares outstanding

Cash dividends declared per common share ..........................   $       0.00    $       0.00
                                                                      ============================

Comprehensive income ..............................................   $  1,308,129    $    652,990
                                                                      ============================

                 See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         Nine Months Ended September 30



                                                                          2006            2005
                                                                      ----------------------------
Interest and dividend income:
  Loans/leases, including fees ....................................   $ 43,119,928    $ 30,307,908
  Securities:
    Taxable .......................................................      5,169,400       3,775,686
    Nontaxable ....................................................        627,301         418,683
  Interest-bearing deposits at financial institutions .............        222,135          94,745
  Federal funds sold ..............................................        325,514         124,349
                                                                      ----------------------------
          Total interest and dividend income ......................     49,464,278      34,721,371
                                                                      ----------------------------
Interest expense:
  Deposits ........................................................     18,891,305       8,553,269
  Short-term borrowings ...........................................      2,211,653       1,565,534
  Federal Home Loan Bank advances .................................      4,047,472       2,994,141
  Other borrowings ................................................        432,371         361,216
  Junior subordinated debentures ..................................      1,828,567       1,141,714
                                                                      ----------------------------
          Total interest expense ..................................     27,411,368      14,615,874
                                                                      ----------------------------
          Net interest income .....................................     22,052,910      20,105,497
 Provision for loan/lease losses ..................................      1,624,258         536,540
                                                                      ----------------------------
          Net interest income after provision for loan/lease losses     20,428,652      19,568,957
                                                                      ----------------------------
Noninterest income:
  Credit card fees, net of processing costs .......................      1,464,233       1,319,204
  Trust department fees ...........................................      2,310,737       2,131,505
  Deposit service fees ............................................      1,422,379       1,165,008
  Gains on sales of loans, net ....................................        711,857         879,788
  Securities (losses) gains, net ..................................       (142,866)             12
  Gains on sales of foreclosed assets .............................        650,134          41,899
  Earnings on bank-owned life insurance ...........................        565,316         493,145
  Investment advisory and management fees, gross ..................        949,573         516,108
  Other ...........................................................      1,203,774         913,219
                                                                      ----------------------------
          Total noninterest income ................................      9,135,137       7,459,888
                                                                      ----------------------------
Noninterest expenses:
  Salaries and employee benefits ..................................     16,253,426      12,236,200
  Professional and data processing fees ...........................      2,439,191       2,056,113
  Advertising and marketing .......................................      1,016,661         897,967
  Occupancy and equipment expense .................................      3,829,228       3,161,196
  Stationery and supplies .........................................        497,127         475,464
  Postage and telephone ...........................................        715,108         617,327
  Bank service charges ............................................        429,844         386,170
  Insurance .......................................................        447,870         452,680
  Loss on disposals/sales of fixed assets .........................              0         332,283
  Other ...........................................................        254,776       1,170,393
                                                                      ----------------------------
          Total noninterest expenses ..............................     25,883,231      21,785,793
                                                                      ----------------------------

Minority interest in income of consolidated subsidiary ............        146,551          20,651

          Income before income taxes ..............................      3,534,007       5,222,401
Federal and state income taxes ....................................        977,802       1,680,549
                                                                      ----------------------------
          Net income ..............................................   $  2,556,205    $  3,541,852
                                                                      ============================
Earnings per common share:
  Basic ...........................................................   $       0.55    $       0.78
  Diluted .........................................................   $       0.55    $       0.77
  Weighted average common shares outstanding ......................      4,605,776       4,514,105
  Weighted average common and common equivalent ...................      4,649,988       4,616,245
    shares outstanding

Cash dividends declared per common share ..........................   $       0.04    $       0.04
                                                                      ============================

Comprehensive income ..............................................   $  2,839,810    $  2,706,598
                                                                      ============================

                 See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         Nine Months Ended September 30


                                                                          2006              2005
                                                                      -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .......................................................  $   2,556,205   $   3,541,852
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ...................................................      1,742,286       1,436,193
    Provision for loan/lease losses ................................      1,624,258         536,540
    Amortization of offering costs on subordinated debentures ......         10,738          10,738
    Stock-based compensation expense ...............................         78,299              --
    Minority interest in income of consolidated subsidiary .........        146,552          20,651
    Gain on sale of foreclosed assets ..............................       (650,134)        (41,899)
    Amortization of premiums on securities, net ....................        208,905         415,157
    Investment securities losses (gains), net ......................        142,866             (12)
    Loans originated for sale ......................................    (63,795,689)    (74,614,426)
    Proceeds on sales of loans .....................................     61,875,883      74,076,481
    Net gains on sales of loans ....................................       (711,857)       (879,788)
    Net losses on disposals/sales of premises and equipment ........             --         332,283
    Increase in accrued interest receivable ........................     (1,897,901)       (994,037)
    Increase in other assets .......................................     (1,727,745)     (2,039,527)
    Increase in other liabilities ..................................      1,287,986         461,236
                                                                      -----------------------------
          Net cash provided by operating activities ................  $     890,652   $   2,261,442
                                                                      -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in federal funds sold ...............................     (3,630,000)     (1,280,000)
  Net (increase) decrease in interest-bearing deposits at
    financial institutions .........................................     (5,192,169)      2,285,910
  Proceeds from sale of foreclosed assets ..........................        913,852         807,079
  Activity in securities portfolio:
    Purchases ......................................................    (50,854,245)    (62,049,794)
    Calls and maturities ...........................................     39,575,000      35,947,500
    Paydowns .......................................................        549,107         961,574
    Sales ..........................................................      4,857,134              --
  Activity in bank-owned life insurance:
    Purchases ......................................................       (750,765)       (776,634)
    Increase in cash value .........................................       (565,316)       (493,166)
  Net loans/leases originated and held for investment ..............   (184,209,540)    (41,602,375)
  Purchase of premises and equipment ...............................     (3,898,529)     (9,014,417)
  Payment for acquisition of m2 Lease Funds, LLC ...................             --      (4,967,300)
                                                                      -----------------------------
          Net cash used in investing activities ....................  $(203,205,471) $  (80,181,623)
                                                                      -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit accounts .................................    174,749,305     103,071,333
  Net decrease in short-term borrowings ............................    (11,024,910)    (30,179,889)
  Activity in Federal Home Loan Bank advances:
    Advances .......................................................     46,500,000      33,700,000
    Payments .......................................................    (30,673,010)     (7,664,749)
  Net increase (decrease) in other borrowings ......................      4,514,818     (21,086,428)
  Proceeds from issuance of junior subordinated debentures .........     10,310,000       5,155,000
  Tax benefit of nonqualified stock options exercised ..............         36,301         119,118
  Payment of cash dividends ........................................       (363,142)       (360,598)
  Proceeds from issuance of common stock, net ......................        249,971         281,635
                                                                      -----------------------------
          Net cash provided by financing activities ................  $ 194,299,333   $  83,035,422
                                                                      -----------------------------

          Net (decrease) increase in cash and due from banks .......     (8,015,486)      5,115,241

Cash and due from banks, beginning .................................     38,956,627      21,372,342
                                                                      -----------------------------
Cash and due from banks, ending ....................................  $  30,941,141   $  26,487,583
                                                                      =============================
Supplemental disclosure of cash flow information, cash payments for:
  Interest .........................................................  $  25,613,367   $  13,886,062
                                                                      =============================
  Income/franchise taxes ...........................................  $   1,001,808   $     864,944
                                                                      =============================
Supplemental schedule of noncash investing activities:
  Change in accumulated other comprehensive income,
    unrealized gains(losses) on securities available for sale, net .  $     283,605   $    (835,254)
                                                                      =============================
  Transfers of loans to other real estate owned ....................  $      50,001   $      53,800
                                                                      =============================

                 See Notes to Consolidated Financial Statements

                       QCR HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Nine Months Ended September 30 (continued)



                                                                  2005
                                                              ------------
Acquisition of m2 Lease Funds, LLC, cash paid at settlement   $  4,967,300
                                                              ============

Fair value of assets acquired and liabilities assumed:
  Leases receivable held for investment, net ..............   $ 31,673,951
  Premises and equipment, net .............................         82,714
  Goodwill ................................................      3,222,688
  Other assets ............................................         47,177
  Other borrowings ........................................    (25,368,638)
  Other liabilities .......................................     (4,117,165)
  Minority interest .......................................       (573,427)
                                                              ------------
                                                              $  4,967,300
                                                              ============

Part I
Item 1

                               QCR HOLDINGS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2006


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include information or footnotes necessary for a fair presentation of financial position, results of operations and changes in financial condition in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management's discussion and analysis are due to rounding. Results for the periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform with the current period presentation.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of QCR Holdings, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company ("Quad City Bank & Trust"), Cedar Rapids Bank and Trust Company ("Cedar Rapids Bank & Trust"), Rockford Bank and Trust Company ("Rockford Bank & Trust"), Quad City Bancard, Inc. ("Bancard"), and Quad City Liquidation Corporation ("QCLC"). Quad City Bank & Trust owns 80% of the equity interests of M2 Lease Funds, LLC ("M2 Lease Funds"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also wholly owns QCR Holdings Statutory Trust II ("Trust II"), QCR Holdings Statutory Trust III ("Trust III"), QCR Holdings Statutory Trust IV ("Trust IV"), and QCR Holdings Statutory Trust V ("Trust V"). These four entities were established by the Company for the sole purpose of issuing trust preferred securities. As required by current accounting rules, the Company's equity investments in these entities are not consolidated, but are included in other assets on the consolidated balance sheet for $1.1 million in aggregate at September 30, 2006. In addition to these nine wholly owned subsidiaries, the Company has an aggregate investment of $714 thousand in three affiliated companies, Nobel Electronic Transfer, LLC ("Nobel"), Nobel Real Estate Investors, LLC ("Nobel Real Estate"), and Velie Plantation Holding Company. The Company owns 20% equity positions in both Nobel and Nobel Real Estate and a 47% equity position in Velie Plantation Holding Company. In June 2005, Cedar Rapids Bank & Trust entered into a joint venture as a 50% owner of Cedar Rapids Mortgage Company, LLC ("Cedar Rapids Mortgage Company").

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

Prior to  January 1,  2006,  the  Company's  stock-based  employee  compensation expense under the stock option plans was accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Because the exercise price of the Company's employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. The Company adopted the provisions of Statement of Financial Accounting Standard 123R ("SFAS 123R") effective as of January 1, 2006. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that all share-based awards made to employees and directors, including stock options, SARs and stock purchase plan transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under the modified prospective application, compensation cost included in noninterest expenses for the nine months ended September 30, 2006 includes 1) compensation cost of share-based payments granted prior to but not yet vested as of September 30, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard 123 ("SFAS 123"), and 2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of applying the provisions of SFAS 123R during the three and nine months ended September 30, 2006, the Company recognized additional stock-based compensation expense related to stock options, stock purchases, and SARs of $53 thousand and $78 thousand, respectively. As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. Prior to adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123R, for the nine months ended September 30, 2006, the Company revised our consolidated statements of cash flows presentation to report the tax benefits from the exercise of stock options as financing cash flows.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:


                                             Nine Months Ended September 30,
                                                 2006              2005
                                           -----------------------------------
Dividend yield .........................    0.42% to 0.48%      0.36% to 0.39%
Expected volatility ....................   24.46% to 26.55%    24.49% to 24.81%
Risk-free interest rate ................    4.47% to 5.26%      4.23% to 4.48%
Expected life of option grants .........       6 years             10 years
Weighted-average grant date fair value .        $6.48               $9.03

The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

                                              Nine Months Ended September 30,
                                                 2006                2005
                                           -------------------------------------
Dividend yield .........................    0.41% to 0.46%           0.38%
Expected volatility ....................   10.93% to 13.06%    15.85% to 24.81%
Risk-free interest rate ................    4.17% to 5.21%      2.21% to 3.31%
Expected life of stock purchase grants .    3 to 6 months       3 to 6 months
Weighted-average grant date fair value .        $2.44               $3.09

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

As of September 30, 2006, there was $464 thousand of unrecognized compensation cost related to share based payments, which is expected to be recognized over a weighted average period of 3.05 years.

A summary of the stock option plans as of September 30, 2006 and changes during the nine months is presented below:


                                                            Weighted
                                                            Average   Aggregate
                                                           Exercise   Intrinsic
                                            Shares           Price      Value
                                           -------------------------------------
Outstanding, beginning ............         252,658       $   13.25
  Granted .........................          53,900       $   18.77
  Exercised .......................         (14,267)      $    7.57
  Forfeited .......................          (7,977)      $   18.66
                                            -------
Outstanding, ending ...............         284,314       $   14.42   $1,132,251
                                            =======                   ==========
Exercisable, ending ...............         166,029       $   11.15   $1,087,269
                                            =======                   ==========

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the 144,794 options that were in-the-money at September 30, 2006. During the nine months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company's stock option plans was $93,974 and $136,417, respectively, determined as of the date of the option exercise.

A further summary of options outstanding as of September 30, 2006 is presented below:


                                        Options Outstanding               Options Exercisable
                            ------------------------------------------------------------------------
                                             Weighted
                                              Average      Weighted                         Weighted
                                             remaining      Average                          Average
                               Number       contractual    Exercise         Number          Exercise
     Grant Price            Outstanding        Life         Price        Exercisable         Price
---------------------------------------------------------------------------------------------------
$5.89 to $6.90 .........       15,420       4.75 years      $6.90           15,420            $6.90
$7.00 to $7.13 .........       33,650       4.52 years       7.01           33,650             7.01
$7.45 to $9.39 .........       35,111       2.07 years       8.84           34,661             8.86
$9.87 to $11.64 ........       33,694       5.03 years      10.33           28,838            10.35
$11.83 to $18.48 .......       65,519       6.34 years      16.52           31,739            14.80
$18.60 to $19.70 .......       52,050       8.53 years      18.96           11,280            18.94
$20.63 to $22.00 .......       48,870       8.31 years      21.10           10,441            21.09
                              -------                                      -------
                              284,314                                      166,029
                              =======                                      =======

A summary of the status of SARs as of September 30, 2006 and changes during the nine months is presented below:

                                                                      Weighted
                                                                      Average
                                                        Number        Exercise
                                                       Awarded         Price
                                                       ------------------------
Outstanding, beginning ....................            104,775        $   10.29
  Granted .................................                 --               --
  Exercised ...............................             (6,000)            9.11
  Forfeited ...............................                 --               --
                                                       -------------------------
Outstanding, ending .......................             98,775        $    9.86
                                                       =========================

Exercisable, ending .......................             98,775        $    9.86
                                                       =========================

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


                                              Three Months Ended     Nine Months Ended
                                                  September 30,         September 30,
                                                      2005                   2005
                                              ----------------------------------------
Net income, as reported ......................    $   955,579          $   3,541,852
  Deduct total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects .....        (42,977)              (131,707)
                                                  ----------------------------------
                 Net income ..................    $   912,602          $   3,410,145
                                                  ==================================
Earnings per share:
  Basic:
    As reported ..............................    $         0.21       $         0.78
    Pro forma ................................    $         0.20       $         0.76
  Diluted:
    As reported ..............................    $         0.21       $         0.77
    Pro forma ................................    $         0.20       $         0.74

NOTE 2 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis.


                                     Three months ended           Nine months ended,
                                        September 30,               September 30,
                                    -------------------------------------------------
                                       2006        2005         2006         2005
                                    -------------------------------------------------
Net income, basic and diluted
  earnings ......................   $  519,553   $  955,579   $2,556,205   $3,541,852
                                    =================================================
Weighted average common shares
  outstanding ...................    4,553,589    4,524,543    4,605,776    4,514,105

Weighted average common shares
  issuable upon exercise of stock
  options and under the
  employee stock purchase plan ..       37,240       98,636       44,212      102,140
                                    -------------------------------------------------
Weighted average common and
  common equivalent shares
  outstanding ...................    4,590,829    4,623,179    4,649,988    4,616,245
                                    =================================================

NOTE 3 - BUSINESS SEGMENT INFORMATION

The Company's business segments operate utilizing strong intercompany relationships, primarily with Quad City Bank & Trust. Cedar Rapids Bank & Trust and Rockford Bank & Trust both look to Quad City Bank & Trust as their primary upstream correspondent bank. These relationships produce Federal funds activity, both purchases and sales, which result in intercompany interest income/expense, that is eliminated in segment reporting. At September 30, 2006, the net effects of this elimination to Quad City Bank & Trust's net income were positive $123 thousand for three months and negative $112 thousand for nine months. The reciprocal net effects of this elimination to net income, at September 30, 2006, were negative $40 thousand and positive $97 thousand to Cedar Rapids Bank & Trust and negative $83 thousand and positive $15 thousand to Rockford Bank & Trust for three months and nine months, respectively. At September 30, 2005, the negative net effects of this elimination to Quad City Bank & Trust's net income were $22 thousand for three months and $49 thousand for nine months. The reciprocal net effects to net income, at September 30, 2005, were positive $6 thousand and $96 thousand to Cedar Rapids Bank & Trust for three and nine months, respectively. The reciprocal net effects to net income, at September 30, 2005, were positive $16 thousand and negative $47 thousand to Rockford Bank & Trust for three and nine months, respectively.

M2 Lease Funds also utilizes the services of Quad City Bank & Trust to provide the funding for its $48.3 million lease portfolio. The intercompany interest income/expense, which results from this funding relationship, is eliminated in segment reporting. At September 30, 2006, the negative net effect to net income for Quad City Bank & Trust and the positive net effect to net income for M2 Lease Funds were each $536 thousand and $1.4 million for three and nine months, respectively. At September 30, 2005, the negative net effect to net income for Quad City Bank & Trust and the positive net effect to net income for M2 Lease Funds were each $9 thousand for both three and nine months, respectively. M2 Lease Funds was acquired by Quad City Bank & Trust in August 2005.

Selected financial information on the Company's business segments, with all intercompany accounts and transactions eliminated, is presented as follows for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively.


                                      Three months ended             Nine months ended
                                         September 30,                 September 30,
                                ------------------------------------------------------------
                                    2006            2005            2006            2005
                                ------------------------------------------------------------
Revenue:
  Commercial banking:
    Quad City Bank & Trust ..   $ 11,999,100    $  9,390,577    $ 33,756,906    $ 26,962,059
    Cedar Rapids Bank & Trust      5,245,723       3,713,301      14,819,541      10,384,391
    Rockford Bank & Trust ...      1,465,580         331,920       3,119,507         550,881
  Credit card processing ....        595,380         589,243       1,782,277       1,507,358
  Trust management ..........        787,795         676,444       2,310,737       2,131,505
  Leasing services ..........        917,329         245,479       2,500,117         245,479
  All other .................        104,618          64,083         310,330         399,586
                                ------------------------------------------------------------
          Total revenue .....   $ 21,115,525    $ 15,011,047    $ 58,599,415    $ 42,181,259
                                ============================================================
Net income (loss):
  Commercial banking:
    Quad City Bank & Trust ..   $    337,420    $  1,353,352    $  1,711,008    $  4,142,049
    Cedar Rapids Bank & Trust        375,531          28,881       1,270,463         872,045
    Rockford Bank & Trust ...       (554,219)       (287,241)     (1,332,554)     (1,019,719)
  Credit card processing ....        185,145         216,666         562,693         453,688
  Trust management ..........        201,146         127,109         561,493         460,366
  Leasing services ..........        747,742          91,776       2,056,677          91,776
  All other .................       (773,212)       (574,964)     (2,273,575)     (1,458,353)
                                ------------------------------------------------------------
          Total net income ..   $    519,553    $    955,579    $  2,556,205    $  3,541,852
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

Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At September 30, 2006 and December 31, 2005, no amounts were recorded as liabilities for the banks' potential obligations under these guarantees.

As of September 30, 2006 and December 31, 2005, commitments to extend credit aggregated were $445.4 million and $385.8 million, respectively. As of September 30, 2006 and December 31, 2005, standby, commercial and similar letters of credit aggregated were $15.6 million and $15.2 million, respectively. Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amounts of $5.3 million and $2.6 million, at September 30, 2006 and December 31, 2005 respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements also contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company's subsidiary banks, the Company had $43.5 million and $43.4 million of sold residential mortgage loans with recourse provisions still in effect at September 30, 2006 and December 31, 2005, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the nine months ended September 30, 2006 or the year ended December 31, 2005. In the opinion of management, the risk of recourse to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

During 2004, Quad City Bank & Trust joined the Federal Home Loan Bank's (FHLB) Mortgage Partnership Finance (MPF) Program, which offers a "risk-sharing" alternative to selling residential mortgage loans to investors in the secondary market. Lenders funding mortgages through the MPF Program manage the credit risk of the loans they originate. The loans are subsequently funded by the FHLB and held within their portfolio, thereby managing the liquidity, interest rate, and prepayment risks of the loans. Lenders participating in the MPF Program receive monthly credit enhancement fees for managing the credit risk of the loans they originate. Any credit losses incurred on those loans will be absorbed first by private mortgage insurance, second by an allowance established by the FHLB, and third by withholding monthly credit enhancements due to the participating lender. At September 30, 2006, Quad City Bank & Trust had funded $13.8 million of mortgages through the FHLB's MPF Program with an attached credit exposure of $279 thousand. In conjunction with its participation in this program, at September 30, 2006, Quad City Bank & Trust had both a credit enhancement receivable and a credit enhancement obligation of $35 thousand. At December 31, 2005, Quad City Bank & Trust had funded $13.8 million of mortgages through the FHLB's MPF Program with an attached credit exposure of $279 thousand. In conjunction with its participation in this program, at December 31, 2005, Quad City Bank & Trust had both a credit enhancement receivable and a credit enhancement obligation of $48 thousand.

Bancard is subject to the risk of cardholder chargebacks and its merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the local merchant. Until 2004, Bancard had not experienced any noteable chargeback activity in which the local or agent bank merchant's cash reserves on deposit were not sufficient to cover the chargeback volumes. However, in 2004, two of Bancard's local merchants experienced cases of fraud and subsequent chargeback volumes that surpassed their cash reserves. As a result, Bancard incurred $196 thousand of chargeback loss expense due to the fraudulent activity on these two merchants and the establishment in August 2004 of an allowance for chargeback losses. Throughout 2005 monthly provisions were made to the allowance for chargeback losses based on the dollar volumes of merchant credit card activity. For the year ended December 31, 2005, monthly provisions were made totaling $48 thousand. An aggregate of $135 thousand of reversals of specific merchant reserves during 2005 more than offset these provisions. At September 30, 2006 and December 31, 2005, Bancard had a merchant chargeback reserve of $84 thousand and $77 thousand, respectively. For the nine months ended September 30, 2006, reserve provisions were made totaling $8 thousand. Management will continually monitor merchant credit card volumes, related chargeback activity, and Bancard's level of the allowance for chargeback losses.

The Company also has a limited guarantee to MasterCard International, Incorporated, which is backed by a $750 thousand letter of credit from The Northern Trust Company. As of September 30, 2006 and December 31, 2005, there were no significant pending liabilities.

In an arrangement with Goldman, Sachs and Company, Cedar Rapids Bank & Trust offers a cash management program for select customers. Using this cash management tool, the customer's demand deposit account performs like an investment account. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund distributed by Goldman Sachs. As with a traditional demand deposit account, customers retain complete check-writing and withdrawal privileges. If the demand deposit account balance drops below the predetermined threshold, funds are automatically swept back from the money market fund at Goldman Sachs to the account at Cedar Rapids Bank & Trust to maintain the required minimum balance. Balances swept into the money market funds are not bank deposits, are not insured by any U.S. government agency, and do not require cash reserves to be set against the balances. At September 30, 2006 and December 31, 2005, the Company had $10.5 million and $36.1 million, respectively, of customer funds invested in this cash management program.

NOTE 5 - JUNIOR SUBORDINATED DEBENTURES

Junior subordinated debentures are summarized as of September 30, 2006 and December 31, 2005 as follows:


                                       2006         2005
                                   -------------------------
Note Payable to Trust II ......    $12,372,000   $12,372,000
Note Payable to Trust III .....      8,248,000     8,248,000
Note Payable to Trust IV ......      5,155,000     5,155,000
Note Payable to Trust V .......     10,310,000            --
                                   -------------------------
                                   $36,085,000   $25,775,000
                                   =========================

In February 2004, the Company issued, in a private transaction, $12.0 million of fixed/floating rate capital securities and $8.0 million of floating rate capital securities through two newly formed subsidiaries, Trust II and Trust III, respectively. The securities issued by Trust II and Trust III mature in thirty years. The fixed/floating rate capital securities are callable at par after seven years, and the floating rate capital securities are callable at par after five years. The fixed/floating rate capital securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they have a variable rate based on the three-month LIBOR, reset quarterly, and the floating rate capital securities have a variable rate based on the three-month LIBOR, reset quarterly, with the rate currently set at 8.22%. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $12.4 million and $8.2 million, respectively. These securities were $20.0 million in aggregate at September 30, 2006. On June 30, 2004, the Company redeemed $12.0 million of 9.2% cumulative trust preferred securities issued by Trust I in 1999. During 2004, the Company recognized a loss of $747 thousand on the redemption of these trust preferred securities at their earliest call date, which resulted from the one-time write-off of unamortized costs related to the original issuance of the securities in 1999.

In May 2005, the Company issued $5.0 million of floating rate capital securities of QCR Holdings Statutory Trust IV. The securities represent the undivided beneficial interest in Trust IV, which was established by the Company for the sole purpose of issuing the Trust Preferred Securities. The securities issued by Trust IV mature in thirty years, but are callable at par after five years. The Trust Preferred Securities have a variable rate based on the three-month LIBOR, reset quarterly, with the current rate set at 7.17%. Interest is payable quarterly. Trust IV used the $5.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $155 thousand of proceeds from its own equity to purchase $5.2 million of junior subordinated debentures of the Company.

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

In  September  2006,  the  FASB  ratified   Emerging  Issues  Task  Force  06-4,
"Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee, and will be effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of the adoption of EITF 06-4.

NOTE 7 - SUBSEQUENT EVENT

On October 23, 2006, the Company announced that it entered into a series of agreements, which will result in the addition of a Wisconsin-chartered bank to the Company's current family of community banks. The new bank, which will be known after the acquisition as First Wisconsin Bank and Trust Company ("First Wisconsin Bank & Trust"), will be a wholly owned subsidiary of the Company with one office located in Pewaukee, Wisconsin. Rockford Bank & Trust's current Wisconsin branch will be folded into this charter. The Company anticipates that this transaction will occur early in the first quarter of 2007.

On October 31, 2006, the Company closed a private placement offering for the sale of up to $15.0 million of its Series B Non-cumulative Perpetual Preferred Stock ("the Shares"). The Company offered 300 of the Shares at $50 thousand per share with a stated rate of 8.00%, although the Shares will accrue no dividends. Dividends will be payable only if declared. Pursuant to the offering, the Company sold 191of the Shares for an aggregate price of $9.6 million. The Shares have not been registered under the Securities Act of 1933 ("the Act"), as amended, nor have they been registered or qualified under the securities laws of any state of the United States, and were offered and sold in reliance on exemptions from the registration requirements of the Act and any applicable state laws. Offers and sales were made only to "accredited investors," as that term is defined in Regulation D promulgated under the Act. Net proceeds from the offering, after payment of fees and expenses, will be available for general corporate purposes, including the paydown of the Company's other borrowings.

Part I
Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

QCR Holdings, Inc. is the parent company of Quad City Bank & Trust, Cedar Rapids Bank & Trust, Rockford Bank & Trust and Quad City Bancard, Inc.

Quad City Bank & Trust and Cedar Rapids Bank & Trust are Iowa-chartered commercial banks, and Rockford Bank & Trust is an Illinois-chartered commercial bank. All are members of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation. Quad City Bank & Trust commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. Quad City Bank & Trust also provides leasing services through its 80%-owned subsidiary, M2 Lease Funds, located in Milwaukee, Wisconsin. Cedar Rapids Bank & Trust commenced operations in 2001 and provides full-service commercial and consumer banking services to Cedar Rapids and adjacent communities through its main office located on First Avenue in downtown Cedar Rapids, Iowa and its branch facility located on Council Street in northern Cedar Rapids. Cedar Rapids Bank & Trust also provides residential real estate mortgage lending services through its 50%-owned joint venture, Cedar Rapids Mortgage Company. Rockford Bank & Trust commenced operations in January 2005 and provides full-service commercial and consumer banking services to Rockford and adjacent communities through its original office located in downtown Rockford, and its branch facility located on Guilford Road at Alpine Road in Rockford. In March 2006, the Company hired a team of bankers in the Milwaukee market. In April, Rockford Bank & Trust received permission to open a loan production office/deposit production office (LPO/DPO) in Milwaukee, Wisconsin, and in June, received approval from both the Federal Reserve and the Illinois Department of Financial and Professional Regulation (IDFPR) of their branch application. On October 23, 2006, the Company announced that it entered into a series of agreements, which will result in the addition of a Wisconsin-chartered bank to the Company's current family of community banks. The new bank, which will be known after the acquisition as First Wisconsin Bank and Trust Company ("First Wisconsin Bank &
Trust"), will be a wholly owned subsidiary of the Company with one office located in Pewaukee, Wisconsin. Rockford Bank & Trust's current Wisconsin branch will be folded into this charter. The Company anticipates that this transaction will occur early in the first quarter of 2007.

Bancard provides merchant and cardholder credit card processing services. Bancard currently provides credit card processing for its local merchants and agent banks and for cardholders of the Company's subsidiary banks and agent banks.

OVERVIEW

NINE MONTHS ENDED SEPTEMBER 30, 2006

Despite the solid growth in revenue experienced during the first nine months of 2006, net income for the period fell short of net income from the comparable period one year ago, due primarily to an increase in noninterest expenses. Net income for the first nine months of 2006 was $2.6 million as compared to net income of $3.5 million for the same period in 2005, a decrease of $986 thousand, or 28%. Both basic and diluted earnings per share for the first nine months of 2006 were $0.55, compared to $0.78 basic and $0.77 diluted earnings per share for the like period in 2005. For the nine months ended September 30, 2006, total revenue experienced an improvement of $16.4 million when compared to the same period in 2005. Contributing to this 39% improvement in revenue for the Company were increases in interest income of $14.7 million, or 42%, and in noninterest income of $1.7 million, or 22%. The gain on sale of a foreclosed asset at Quad City Bank & Trust contributed $650 thousand, or 36%, of the year-to-year increase in noninterest income. For the first nine months of 2006, the Company's net interest spread narrowed 43 basis points when compared to the same period in 2005, and as a result, in the same comparison the net interest margin declined 37 basis points. For the first nine months of 2006, the Company increased its provision for loan/lease losses by $1.1 million, or 203%, when compared to the same period in 2005. During the first nine months of 2005, the Company made significant provision reversals, which were attributed to upgrades within the loan portfolio. The recognition in 2006 of $214 thousand in pretax losses on a mortgage-backed mutual fund investment also contributed to the decrease in net income. The first nine months of 2006 reflected a significant increase in noninterest expenses of $4.1 million, or 19%, when compared to the same period in 2005. The increase in noninterest expenses was predominately due to increases in both personnel and facilities costs, as the subsidiary banks opened five new banking locations during 2005, and the Company made preparations during the first three quarters of 2006 to branch into Wisconsin. The cost of these five additional banking facilities has impacted all of 2006. In 2005, the impact was layered in gradually, as one facility was opened in each quarter and two were opened in the third quarter. During 2006, the Wisconsin branch of Rockford Bank & Trust has experienced after-tax start-up losses of $514 thousand. On October 31, 2006, the Company closed a private placement offering for the sale of its Series B Non-cumulative Perpetual Preferred Stock ("the Shares"). The Company offered 300 of the Shares at $50 thousand per share with a stated rate of 8.00%. The Company sold 191 of the Shares for an aggregate price of $9.6 million. Net proceeds of $9.2 million, after payment of fees and expenses, were available for general corporate purposes, including the paydown of the Company's other borrowings.

THREE MONTHS ENDED SEPTEMBER 30, 2006

Despite continued solid growth in revenue for the third quarter of 2006, net income for the quarter fell significantly short of third quarter net income from one year ago, due primarily to an increase in noninterest expenses. Net income for the third quarter of 2006 was $520 thousand as compared to net income of $956 thousand for the same period in 2005, a decrease of $436 thousand, or 46%. Both basic and diluted earnings per share for the third quarter of 2006 were $0.11, compared to $0.21 basic and diluted earnings per share for the like quarter in 2005. For the three months ended September 30, 2006, total revenue experienced an improvement of $6.1 million when compared to the same period in 2005. Contributing to this 41% improvement in revenue were increases in interest income of $5.9 million, or 47%, and in noninterest income of $234 thousand, or 9%. In the third quarter of 2006, the Company's net interest spread narrowed for the fifth consecutive quarter, and as a result, the net interest margin declined 38 basis points from the third quarter of 2005. For the third quarter of 2006, the Company increased its provision for loan/lease losses by $346 thousand, or 90%, when compared to the same period in 2005. During the third quarter of 2006, the Company experienced a net increase in the loan/lease portfolio of $75.9 million, which was up $28.1 million, or 59%, from a net increase of $47.8 million during the third quarter of 2005. The establishment in September 2006 of a $100 thousand contingent liability related to the second quarter sale of a foreclosed asset also contributed to the decrease in net income. The third quarter of 2006 reflected a significant increase in noninterest expense of $1.4 million, or 19%, when compared to the same period in 2005. The increase in noninterest expense was predominately due to increases in personnel, as the subsidiary banks opened five new banking locations during 2005 and the Company made preparations during 2006 to branch into Wisconsin. During the third quarter of 2006, the Wisconsin branch of Rockford Bank & Trust experienced after-tax start-up losses of $239 thousand.

The Company's net income for the third quarter of 2006 was $520 thousand, which was a decline of 57%, or $684 thousand from the previous quarter. Quarter-to-quarter total revenue increased by $1.3 million, or 7%, while total expense increased by $2.4 million, or 13%. Despite a narrowing of the net interest spread for the fifth consecutive quarter, the Company's net interest income grew $432 thousand from the second quarter due primarily to increased loan/lease volumes. However, the positive effects of strong loan/lease growth at the subsidiary banks were not enough to neutralize the negative effects from both rate and volume increases in interest bearing liabilities. In a comparison of the third quarter of 2006 to the second quarter of 2006, the 6% increase in net interest income was essentially erased by an increase in the provision for loan/lease losses of $377 thousand. The gain on sale of a foreclosed asset at Quad City Bank & Trust contributed $745 thousand to second quarter earnings, while third quarter earnings reflected a $100 thousand loss in this same category. Quarter-to-quarter, a $325 thousand increase in total noninterest expenses was primarily the result of a combination of increased salaries and employee benefits expense and professional fees expense at Quad City Bank & Trust, the Company's largest subsidiary bank. Core earnings at Quad City Bank & Trust were weak during the third quarter and contributed significantly to the Company's depressed quarterly earnings.


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

Net interest income increased $824 thousand, or 12%, to $7.7 million for the quarter ended September 30, 2006, from $6.9 million for the third quarter of 2005. For the third quarter of 2006, average earning assets increased by $240.9 million, or 28%, and average interest-bearing liabilities increased by $233.3 million, or 30%, when compared with average balances for the third quarter of 2005. A comparison of yields, spread and margin from the third quarter of 2006 to the third quarter of 2005 is as follows:

     o The average yield on interest-earning assets increased 87 basis points.

     o The average cost of interest-bearing liabilities increased 133 basis points.

     o    The net interest spread declined 46 basis points from 2.91% to 2.45%.

     o    The net interest margin declined 38 basis points from 3.22% to 2.84%.

Net interest income increased $1.9 million, or 10%, to $22.0 million for the nine months ended September 30, 2006, from $20.1 million for the first nine months of 2005. For the first nine months of 2006, average earning assets increased by $197.5 million, or 24%, and average interest-bearing liabilities increased by $193.5 million, or 26%, when compared with average balances for the first nine months of 2005. A comparison of yields, spread and margin from the first nine months of 2006 to the comparable period of 2005 shows the following:

     o The average yield on interest-earning assets increased 85 basis points.

     o The average cost of interest-bearing liabilities increased 128 basis points.

     o    The net interest spread declined 43 basis points from 2.98% to 2.55%.

     o    The net interest margin declined 37 basis points from 3.27% to 2.90%.

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

                                                                2006                                                     2005
                                                      ------------------------------------------------------------------------------
                                                                       Interest       Average                   Interest     Average
                                                         Average        Earned       Yield or     Average        Earned     Yield or
                                                         Balance        or Paid        Cost       Balance        or Paid      Cost
                                                      ------------------------------------------------------------------------------
ASSETS
Interest earnings assets:
Federal funds sold ................................   $     9,661     $     121        5.01%    $     8,981    $     79      3.52%
Interest-bearing deposits at
  financial institutions ..........................         6,686            86        5.15%          2,793          26      3.72%
Investment securities (1) .........................       186,839         2,172        4.65%        157,555       1,565      3.97%
Gross loans/leases receivable (2) .................       899,621        16,133        7.17%        692,539      10,903      6.30%
                                                      -------------------------                 -----------------------
          Total interest earning assets ...........     1,102,807        18,512        6.71%        861,868      12,573      5.84%

Noninterest-earning assets:
Cash and due from banks ...........................        35,741                                    27,931
Premises and equipment ............................        27,204                                    24,680
Less allowance for estimated losses on loans/leases       (10,023)                                   (8,977)
Other .............................................        42,177                                    41,366
                                                      -----------                               -----------
          Total assets ............................   $ 1,197,906                               $   946,868
                                                      ===========                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits ................   $   285,650         2,560        3.58%    $   206,974         936      1.81%
  Savings deposits ................................        31,307           177        2.26%         26,299          91      1.38%
  Time deposits ...................................       407,015         4,873        4.79%        300,859       2,430      3.23%
  Short-term borrowings ...........................        95,253           772        3.24%         79,263         452      2.28%
  Federal Home Loan Bank advances .................       137,806         1,464        4.25%        116,000       1,134      3.91%
  Junior subordinated debentures ..................        36,085           665        7.37%         25,775         427      6.63%
  Other borrowings ................................        11,293           178        6.30%         15,922         172      4.32%
                                                      -------------------------                 -----------------------
         Total interest-bearing
         liabilities ..............................     1,004,409        10,689        4.26%        771,092       5,642      2.93%

Noninterest-bearing demand ........................       124,233                                   107,509
Other noninterest-bearing
  liabilities .....................................        12,474                                    14,959
                                                      -----------                               -----------
Total liabilities .................................     1,141,116                                   893,560
Stockholders' equity ..............................        56,790                                    53,308
                                                      -----------                               -----------
          Total liabilities and
          stockholders' equity ....................   $ 1,197,906                               $   946,868
                                                      ===========                               ===========
Net interest income ...............................                   $   7,823                                $  6,931
                                                                      =========                                ========
Net interest spread ...............................                                    2.45%                                 2.91%
                                                                                     =======                               =======
Net interest margin ...............................                                    2.84%                                 3.22%
                                                                                     =======                               =======
Ratio of average interest earning
  assets to average interest-
  bearing liabilities .............................       109.80%                                    111.77%
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


             Analysis of Changes of Interest Income/Interest Expense

                  For the three months ended September 30, 2006

                                                                                   Components
                                                             Inc./(Dec.)          of Change (1)
                                                                from       -------------------------
                                                            Prior Period        Rate        Volume
                                                            ----------------------------------------
                                                                           2006 vs. 2005
                                                            ----------------------------------------
                                                                      (Dollars in Thousands)
INTEREST INCOME
Federal funds sold ......................................   $      42       $      36      $       6
Interest-bearing deposits at financial institutions .....          60              13             47
Investment securities (2) ...............................         607             290            317
Gross loans/leases receivable (3) .......................       5,230           1,660          3,570
                                                            ----------------------------------------
          Total change in interest income ...............   $   5,939       $   1,999        $ 3,940
                                                            ----------------------------------------
INTEREST EXPENSE
Interest-bearing demand deposits ........................   $   1,624       $   1,171        $   453
Savings deposits ........................................          86              66             20
Time deposits ...........................................       2,443           1,411          1,032
Short-term borrowings ...................................         320             216            104
Federal Home Loan Bank advances .........................         330             104            226
Junior subordinated debentures ..........................         238              52            186
Other borrowings ........................................           6             249           (243)
                                                            ----------------------------------------
          Total change in interest expense ..............   $   5,047       $   3,269      $   1,778
                                                            ----------------------------------------
Total change in net interest income .....................   $     892       $  (1,270)     $   2,162
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

                                                                         2006                                2005
                                                      ---------------------------------------------------------------------------
                                                                       Interest      Average                 Interest    Average
                                                         Average        Earned      Yield or      Average     Earned     Yield or
                                                         Balance       or Paid       Cost         Balance     or Paid      Cost
                                                      ---------------------------------------------------------------------------
ASSETS
Interest earnings assets:
Federal funds sold ................................   $     9,927    $      325       4.37%  $     5,584   $     124        2.96%
Interest-bearing deposits at
 financial institutions ...........................         6,134           222       4.83%        3,670          95        3.45%
Investment securities (1) .........................       183,952         6,120       4.44%      153,225       4,407        3.83%
Gross loans/leases receivable (2) .................       827,091        43,120       6.95%      667,113      30,308        6.06%
                                                      -------------------------              -----------------------
          Total interest earning assets ...........     1,027,104        49,787       6.46%      829,592      34,934        5.61%

Noninterest-earning assets:
Cash and due from banks ...........................        34,669                                 28,325
Premises and equipment ............................        26,343                                 22,196
Less allowance for estimated losses on loans/leases        (9,527)                                (9,102)
Other .............................................        41,458                                 38,011
                                                      -----------                            -----------
          Total assets ............................   $ 1,120,047                            $   909,022
                                                      ===========                            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits ................   $   265,258         6,370       3.20%  $   182,818       1,880        1.37%
  Savings deposits ................................        32,730           539       2.20%       20,024         121        0.81%
  Time deposits ...................................       365,263        11,982       4.37%      298,823       6,552        2.92%
  Short-term borrowings ...........................        94,291         2,212       3.13%       99,570       1,566        2.10%
  Federal Home Loan Bank advances .................       132,264         4,047       4.08%      104,350       2,994        3.83%
  Junior subordinated debentures ..................        34,367         1,829       7.10%       23,198       1,142        6.56%
  Other borrowings ................................         9,518           432       6.05%       11,391         361        4.23%
                                                      -------------------------              -----------------------
          Total interest-bearing
          liabilities .............................       933,691        27,411       3.91%      740,174      14,616        2.63%

Noninterest-bearing demand ........................       119,015                                106,580
Other noninterest-bearing
  liabilities .....................................        11,445                                 10,043
                                                      -----------                            -----------
Total liabilities .................................     1,064,151                                856,797
Stockholders' equity ..............................        55,896                                 52,225
                                                      -----------                            -----------
          Total liabilities and
          stockholders' equity ....................   $ 1,120,047                            $   909,022
                                                      ===========                            ===========
Net interest income ...............................                  $   22,376                            $  20,318
                                                                     ==========                            =========
Net interest spread ...............................                                   2.55%                                 2.98%
                                                                                    =======                               =======
Net interest margin ...............................                                   2.90%                                 3.27%
                                                                                    =======                               =======
Ratio of average interest earning
  assets to average interest-
  bearing liabilities .............................       110.00%                                112.08%
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


             Analysis of Changes of Interest Income/Interest Expense

                  For the nine months ended September 30, 2006




                                                                                 Components
                                                              Inc./(Dec.)        of Change (1)
                                                                 from      -----------------------
                                                             Prior Period    Rate          Volume
                                                            --------------------------------------
                                                                          2006 vs. 2005
                                                            --------------------------------------
                                                                      (Dollars in Thousands)
INTEREST INCOME
Federal funds sold ......................................   $     201     $      76      $     125
Interest-bearing deposits at financial institutions .....         127            47             80
Investment securities (2) ...............................       1,713           752            961
Gross loans/leases receivable (3)........................      12,812         4,880          7,932
                                                            --------------------------------------
          Total change in interest income ...............   $  14,853     $   5,755      $   9,098
                                                            --------------------------------------
INTEREST EXPENSE
Interest-bearing demand deposits ........................   $   4,490     $   3,357      $   1,133
Savings deposits ........................................         418           306            112
Time deposits ...........................................       5,430         3,750          1,680
Short-term borrowings ...................................         646           783           (137)
Federal Home Loan Bank advances .........................       1,053           209            844
Junior subordinated debentures ..........................         687            99            588
Other borrowings ........................................          71           166            (95)
                                                            --------------------------------------
          Total change in interest expense ..............   $  12,795     $   8,670      $   4,125
                                                            --------------------------------------
Total change in net interest income .....................   $   2,058     $  (2,915)     $   4,973
                                                            ======================================

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

RECENT REGULATORY DEVELOPMENTS

The Financial Services Regulatory Relief Act of 2006 (the "Regulatory Relief Act") was signed into law on October 13, 2006. The stated purpose of the Regulatory Relief Act is to provide regulatory relief and improve productivity for insured depository institutions. Among other things, the Regulatory Relief
Act: (i) requires the Securities and Exchange Commission and the Board of Governors of the Federal Reserve System, in consultation with the other federal banking regulators, to jointly promulgate regulations to implement the bank broker-dealer exceptions enacted in the Gramm-Leach-Bliley Act, and makes savings associations subject to the same broker-dealer registration requirements as banks; (ii) authorizes the Federal Reserve to pay interest on reserve balances maintained at the Federal Reserve Banks; (iii) authorizes the Federal Reserve to lower the reserve requirement for transaction accounts to 0%; (iv) enhances the authority of a national bank or state member bank to make community development investments and increases (from 10% to 15%) the maximum amount of unimpaired capital and surplus that a national bank or member bank may invest in investments designed to promote the public welfare; (v) increases the asset threshold (from $250 million to $500 million) for well-capitalized and well-managed banks eligible for 18-month (rather than 12-month) examinations;
(vi) enhances the power of the federal banking agencies to enforce conditions imposed in writing in connection with the approval of applications and written agreements; (vii) clarifies the jurisdiction of the various state regulators over banks with branches in more than one state; and (viii) directs the Comptroller General to conduct studies on the currency transaction report filing system to determine whether and to what extent the filing rules for currency transaction reports are burdensome and whether such requirements should be modified to reduce such perceived burdens.

CRITICAL ACCOUNTING POLICY

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan/lease losses. The Company's allowance for loan/lease loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan/lease loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/lease, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for loan/lease losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this
Management's Discussion and Analysis, which discusses the allowance for loan/lease losses in the section entitled "Financial Condition." Although management believes the levels of the allowance as of both September 30, 2006 and December 31, 2005 were adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Interest income increased by $5.9 million to $18.4 million for the three-month period ended September 30, 2006 when compared to $12.5 million for the quarter ended September 30, 2005. The increase of 47% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans/leases receivable, in combination with an improved aggregate asset yield. The Company's average yield on interest earning assets was 6.71%, an increase of 87 basis points for the three months ended September 30, 2006 when compared to the same period in 2005.

Interest expense increased by $5.1 million from $5.6 million for the three-month period ended September 30, 2005, to $10.7 million for the three-month period ended September 30, 2006. The 89% increase in interest expense was primarily due to aggregate increased interest rates, principally with respect to customers' interest-bearing demand deposits and time deposits in the subsidiary banks. The Company's average cost of interest bearing liabilities was 4.26% for the three months ended September 30, 2006, which was an increase of 133 basis points when compared to the third quarter of 2005.

At September 30, 2006 and December 31, 2005, the Company had an allowance for estimated losses on loans/leases of 1.11% and 1.17% of gross loans/leases receivable, respectively. The provision for loan/lease losses increased by $346 thousand from $383 thousand for the three-month period ended September 30, 2005 to $729 thousand for the three-month period ended September 30, 2006. Management determined the appropriate monthly provision for loan/lease losses based upon a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. During the third quarter of 2006, net growth in the loan/lease portfolio of $75.9 million warranted a $840 thousand provision to the allowance for loan/lease losses, which was partially offset by provision reversals of $111 thousand resulting from upgrades within the portfolio. During the third quarter of 2005, net growth in the loan portfolio of $15.6 million warranted a $193 thousand provision to the allowance for loan losses, while downgrades within the portfolio contributed additional provisions of $190 thousand. For the three months ended September 30, 2006, there were no commercial loan charge-offs, and there were commercial recoveries of $2 thousand. Consumer loan charge-offs and recoveries totaled $29 thousand and $17 thousand, respectively, during the quarter. Credit card loans accounted for 53% of the third quarter consumer gross charge-offs. Residential real estate loans had $28 thousand of charge-offs and no recoveries for the three months ended September 30, 2006.

The following table sets forth the various categories of noninterest income for the three months ended September 30, 2006 and 2005.


                               Noninterest Income

                                                       Three months ended
                                                          September 30,
                                                2006          2005       % change
                                            -------------------------------------
Credit card fees, net of processing costs   $   476,783    $   516,487      (7.7)%
Trust department fees ...................       787,796        676,444      16.5%
Deposit service fees ....................       478,299        387,445      23.5%
Gains on sales of loans, net ............       218,854        274,616     (20.3)%
Securities losses, net ..................        71,013             12          NA
Gains on sales of foreclosed assets .....      (100,000)        41,032    (343.7)%
Earnings on bank-owned life insurance ...       152,308        174,183     (12.6)%
Investment advisory and management fees .       285,635        176,254      62.1%
Other ...................................       371,634        262,062      41.8%
                                            -------------------------------------
          Total noninterest income ......   $ 2,742,322    $ 2,508,535       9.3%
                                            =====================================

Analysis concerning changes in noninterest income for the third quarter of 2006, when compared to the third quarter of 2005, is as follows:

     o Bancard's credit card fees, net of processing costs decreased $40 thousand for the third quarter of 2006 when compared to the third quarter of 2005. A reversal during the third quarter of 2005 of $37 thousand from specific allocations within the allowance for local merchant chargeback losses, along with a $68 thousand recovery of prior period expense were the primary reasons for the year-to-year decline.

     o Trust department fees increased $111 thousand. This was the result of the continued development of existing trust relationships and the addition of new trust customers throughout the past twelve months.

     o Deposit service fees increased $91 thousand. This increase was primarily a result of an increase in service fees collected on the demand deposit accounts in a unique program at Cedar Rapids Bank & Trust. The quarterly average balance of the Company's consolidated demand deposits at September 30, 2006 increased $206.6 million, or 32%, from September 30, 2005. Service charges and NSF (non-sufficient funds or overdraft) charges related to the Company's demand deposit accounts were the main components of deposit service fees.

     o Gains on sales of loans, net, decreased $56 thousand. Loans originated for sale during the third quarter of 2006 were $20.3 million and during the third quarter of 2005 were $29.6 million. Proceeds on the sales of loans during the third quarters of 2006 and 2005 were $22.7 million and $31.2 million, respectively.

     o In July 2006, the Company recognized a gain of $71 thousand on the partial redemption of class B common stock of Mastercard Incorporated held by Quad City Bank & Trust, as a member bank of Mastercard International Incorporated. There was a $12 gain in the second quarter of 2005 on the redemption of trust preferred securities held as investments by the parent holding company.

     o During the second quarter of 2006, a foreclosed asset, determined by litigation to be property of Quad City Bank & Trust, was sold at auction for a gain of $750 thousand. During the third quarter, another creditor claimed partial rights to this gain. In response to this allegation, the Company reversed $100 thousand of the second quarter gain and established a reserve to allow for potential payment to this third party. During the third quarter of 2005, the Company realized a gain of $41 thousand on the sale of a foreclosed asset at Quad City Bank & Trust.

     o Earnings on the cash surrender value of life insurance decreased $22 thousand. At September 30, 2006, levels of bank-owned life insurance
          (BOLI) on key executives at the subsidiary banks was $13.7 million at Quad City Bank & Trust, $4.2 million at Cedar Rapids Bank & Trust, and $818 thousand at Rockford Bank & Trust.

     o Investment advisory and management fees increased $109 thousand. Beginning January 1, 2006, the investment representatives at Quad City Bank & Trust, who had previously been employees of LPL Financial Services, were brought on as staff of the bank. As a result of this organizational change, fees are now reported gross rather than net of representative commissions, as in previous quarters. Essentially all of the year-to-year increase was due to this change.

     o Other noninterest income increased $110 thousand. Other noninterest income in each quarter consisted primarily of income from affiliated companies, earnings on other assets, Visa check card fees, and ATM fees.

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2006 and 2005.


                              Noninterest Expenses

                                                    Three months ended
                                                       September 30,
                                              2006          2005          % change
                                          ----------------------------------------
Salaries and employee benefits ........   $ 5,722,047   $ 4,219,355          35.6%
Professional and data processing fees .       879,938       618,719          42.2%
Advertising and marketing .............       389,812       330,204          18.1%
Occupancy and equipment expense .......     1,304,567     1,162,997          12.2%
Stationery and supplies ...............       159,758       163,448          (2.3)%
Postage and telephone .................       241,867       222,642           8.6%
Bank service charges ..................       151,369       128,671          17.6%
Insurance .............................       161,381       145,838          10.7%
Loss on disposals/sales of fixed assets            --       332,283        (100.0)%
Other .................................        (3,161)      265,590        (101.2)%
                                          ----------------------------------------
          Total noninterest expenses ..   $ 9,007,578   $ 7,589,747          18.7%
                                          ========================================


Analysis concerning changes in noninterest expenses for the third quarter of 2006, when compared to the third quarter of 2005, is as follows:

     o Total salaries and benefits, which is the largest component of noninterest expenses, increased $1.5 million. The increase was primarily due to an increase in employees from 294 full time equivalents (FTEs) to 338 from year-to-year, as a result of the Company's continued expansion. Also, the Company experienced increases in expense relating to several employee compensation programs, such as the SERPs, the deferred compensation program and stock-based compensation programs during 2006, primarily related to a combination of the application of the provisions of SFAS 123R and a senior officer's planned retirement in 2009. As the result of a previously described organizational change at Quad City Bank & Trust, commissions for investment representatives, previously net from fees, are now included as a portion of salaries and benefits expense. The Company's application of the provisions of SFAS 123R is described in detail in
          Note 1, Summary of Significant Accounting Policies.

     o Professional and data processing fees increased $261 thousand. The primary contributor to the year-to-year increase was legal fees incurred and/or accrued at Quad City Bank & Trust related to issues concerning impaired loans.

     o Advertising and marketing expense increased $60 thousand. The increase was primarily due to investments in television, radio and outdoor advertising, in combination with increases in donations, special events and/or sponsorships.

     o Occupancy and equipment expense increased $142 thousand. The increase was a proportionate reflection of the Company's investment in new facilities at the subsidiary banks, in combination with the related costs associated with additional furniture, fixtures and equipment, such as depreciation, maintenance, utilities, and property taxes. The subsidiary banks opened five new banking locations during 2005.

     o    Stationary and supplies decreased $4 thousand.

     o    Postage and telephone increased $19 thousand.

     o Bank service charges increased $23 thousand. The primary component of the year-to-year increase in bank service charges was additional service charges from the Federal Reserve Bank experienced by Cedar Rapids Bank & Trust.

     o    Insurance expense increased $15 thousand.

     o Other noninterest expense decreased $269 thousand. The third quarter of 2006 included the deferral of $268 thousand of initial direct costs related to lease originations at M2 Lease Funds. M2 Lease Funds was acquired in the middle of the third quarter of 2005. Also, during the third quarter of 2006, the subsidiary banks re-allocated $236 thousand of accrued other noninterest expense into specific accrual categories, such as legal expense and marketing expense.

The provision for income taxes was $125 thousand for the three-month period ended September 30, 2006 compared to $420 thousand for the three-month period ended September 30, 2005 for a decrease of $295 thousand, or 70%. The decrease was the result of a decrease in income before income taxes of $706 thousand, or 51%, for the 2006 quarter when compared to the 2005 quarter. Primarily due to an increase in the proportionate share of tax-exempt income to total income from year to year, the Company experienced a decrease in the effective tax rate from 30.5% for the third quarter of 2005 to 19.4% for the third quarter of 2006.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Interest income increased by $14.8 million to $49.5 million for the nine-month period ended September 30, 2006 when compared to $34.7 million for the nine months ended September 30, 2005. The increase of 42% in interest income was attributable to greater average, outstanding balances in interest earning assets, principally with respect to loans/leases receivable, in combination with an improved aggregate asset yield. The Company's average yield on interest earning assets was 6.46%, an increase of 85 basis points for the nine months ended September 30, 2006 when compared to the same period in 2005.

Interest expense increased by $12.8 million from $14.6 million for the nine-month period ended September 30, 2005, to $27.4 million for the nine-month period ended September 30, 2006. The 88% increase in interest expense was primarily due to aggregate increased interest rates, principally with respect to customers' interest-bearing demand deposits and time deposits in the subsidiary banks. The Company's average cost of interest bearing liabilities was 3.91% for the nine months ended September 30, 2006, which was an increase of 128 basis points when compared to the first nine months of 2005.

At September 30, 2006 and December 31, 2005, the Company had an allowance for estimated losses on loans/leases of 1.11% and 1.17% of gross loans/leases receivable, respectively. The provision for loan/lease losses increased by $1.1 million from $537 thousand for the nine-month period ended September 30, 2005 to $1.6 million for the nine-month period ended September 30, 2006. Management determined the appropriate monthly provision for loan/lease losses based upon a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. During the first nine months of 2006, net growth in the loan/lease portfolio of $186.7 million warranted a $2.1 million provision to the allowance for loan/lease losses, which was partially offset by net provision reversals of $442 thousand resulting from upgrades and downgrades within the portfolio. During the first nine months of 2005, net growth in the loan portfolio of $41.5 million warranted a $515 thousand provision to the allowance for loan losses. The net effect during the period, of provision reversals attributed to upgrades within the portfolio, and additional provisions resulting from downgrades within the portfolio, contributed an additional $21 thousand to the allowance. In both periods, the successful resolution of some significant credits in the loan portfolio, through payoff, credit upgrade, refinancing, or the acquisition of additional collateral or guarantees, resulted in reductions to both the growth-based provision expense and the expected level of allowance for loan losses. For the nine months ended September 30, 2006, there were commercial loan charge-offs of $63 thousand, and there were commercial recoveries of $110 thousand. Consumer loan charge-offs and recoveries totaled $165 thousand and $38 thousand, respectively, during the period. Credit card loans accounted for 53% of the period's consumer gross charge-offs. Residential real estate loans had $45 thousand of charge-offs with $52 thousand of recoveries for the nine months ended September 30, 2006.

The following table sets forth the various categories of noninterest income for the nine months ended September 30, 2006 and 2005.


                               Noninterest Income

                                                        Nine months ended
                                                          September 30,
                                                2006           2005       % change
                                            --------------------------------------
Credit card fees, net of processing costs   $ 1,464,233    $ 1,319,204       11.0%
Trust department fees ...................     2,310,737      2,131,505        8.4%
Deposit service fees ....................     1,422,379      1,165,008       22.1%
Gains on sales of loans, net ............       711,857        879,788      (19.1)%
Securities losses, net ..................      (142,866)            12          NA
Gains on sales of foreclosed assets .....       650,134         41,899     1451.7%
Earnings on bank-owned life insurance ...       565,316        493,145       14.6%
Investment advisory and management fees .       949,573        516,108       95.4%
Other ...................................     1,203,774        913,219       31.8%
                                            --------------------------
          Total noninterest income ......   $ 9,135,137    $ 7,459,888       22.5%
                                            ======================================

Analysis concerning changes in noninterest income for the first nine months of 2006, when compared to the comparable period in 2005, is as follows:

     o Bancard's credit card fees, net of processing costs, improved $145 thousand. The increase in local and agent bank merchant processing volumes and the subsequent increase in merchant processing fee income during 2006 was negated by an increase in merchant chargeback loss provisions. Increases during 2006 in Bancard's cardholder processing operation have provided essentially all of the improvement in credit card fees, net of processing costs.

     o Trust department fees increased $179 thousand. This was the result of the continued development of existing trust relationships and the addition of new trust customers throughout the past twelve months.

     o Deposit service fees increased $257 thousand. This increase was primarily a result of an increase in service fees collected on the demand deposit accounts in a unique program at Cedar Rapids Bank & Trust. The nine-month average balance of the Company's consolidated demand deposits at September 30, 2006 increased $174.0 million from September 30, 2005. Service charges and NSF (non-sufficient funds or overdraft) charges related to the Company's demand deposit accounts were the main components of deposit service fees.

     o Gains on sales of loans, net, decreased $168 thousand. Loans originated for sale during the first nine months of 2006 were $63.8 million and during the comparable period of 2005 were $74.6 million. Proceeds on the sales of loans during the first three quarters of 2006 and 2005 were $61.9 million and $74.1 million, respectively.

     o In March 2006, the Company recognized an impairment loss of $143 thousand on a mortgage-backed mutual fund investment held in Quad City Bank & Trust's securities portfolio, and in April, incurred an additional loss of $71 thousand on the subsequent sale of that security. In July 2006, the losses were partially offset when the Company recognized a gain of $71 thousand on the partial redemption of class B common stock of Mastercard Incorporated held by Quad City Bank & Trust, as a member bank of Mastercard International Incorporated.

     o During the second quarter of 2006, a foreclosed asset, determined by litigation to be property of Quad City Bank & Trust, was sold at auction for a gain of $750 thousand. During the third quarter, another creditor claimed partial rights to this gain. In response to this allegation, the Company reversed $100 thousand of the second quarter gain and established a reserve to allow for potential payment to this third party. During the third quarter of 2005, the Company realized a gain of $41 thousand on the sale of a foreclosed asset at Quad City Bank & Trust.

     o Earnings on the cash surrender value of life insurance increased $72 thousand. At September 30, 2006, levels of bank-owned life insurance
          (BOLI) on key executives at the subsidiary banks was $13.7 million at Quad City Bank & Trust, $4.2 million at Cedar Rapids Bank & Trust, and $818 thousand at Rockford Bank & Trust.

     o Investment advisory and management fees increased $433 thousand. Beginning January 1, 2006, the investment representatives at Quad City Bank & Trust, who had previously been employees of LPL Financial Services, were brought on as staff of the bank. As a result of this organizational change, fees are now reported gross rather than net of representative commissions, as in previous quarters. Approximately 70% of the year-to-year increase was due to this change. The balance of the increase was due to the increased volume of investment services provided by representatives of LPL Financial Services at the subsidiary banks, primarily at Quad City Bank & Trust.

     o Other noninterest income increased $291 thousand. During the first three quarters of 2006, M2 Lease Funds had $88 thousand in gains on the disposal of leased assets, which contributed to other noninterest income. M2 Lease Funds was acquired during the third quarter of 2005. Other noninterest income in each period consisted primarily of income from affiliated companies, earnings on other assets, Visa check card fees, and ATM fees.

The following table sets forth the various categories of noninterest expenses for the nine months ended September 30, 2006 and 2005.


                              Noninterest Expenses

                                                       Nine months ended
                                                          September 30,
                                                2006         2005       % change
                                            ------------------------------------
Salaries and employee benefits ..........   $16,253,426   $12,236,200      32.8%
Professional and data processing fees ...     2,439,191     2,056,113      18.6%
Advertising and marketing ...............     1,016,661       897,967      13.2%
Occupancy and equipment expense .........     3,829,228     3,161,196      21.1%
Stationery and supplies .................       497,127       475,464       4.6%
Postage and telephone ...................       715,108       617,327      15.8%
Bank service charges ....................       429,844       386,170      11.3%
Insurance ...............................       447,870       452,680      (1.1)%
Loss on disposals/sales of fixed assets .            --       332,283    (100.0)%
Other ...................................       254,776     1,170,393     (78.2)%
                                            -------------------------
               Total noninterest expenses   $25,883,231   $21,785,793      18.8%
                                            ====================================

Analysis concerning changes in noninterest expenses for the first nine months of 2006, when compared to the first nine months of 2005, is as follows:

     o Total salaries and benefits increased $4.0 million. The increase was primarily due to an increase in employees from 294 full time equivalents (FTEs) to 338 from year-to-year, as a result of the Company's continued expansion. Also, the Company experienced increases in the expense for several employee compensation programs, such as the SERPs, the deferred compensation program and stock-based compensation programs during 2006, primarily related to a combination of the application of the provisions of SFAS 123R and a senior officer's planned retirement in 2009. As the result of a previously described organizational change at Quad City Bank & Trust, commissions for investment representatives, previously net from fees, are now included as a portion of salaries and benefits expense. The Company's application of the provisions of SFAS 123R is described in detail in
          Note 1, Summary of Significant Accounting Policies.

     o Professional and data processing fees increased $383 thousand. The primary contributors to the year-to-year increase were legal, consulting, and data processing fees incurred at the subsidiary banks.

     o Advertising and marketing expense increased $118 thousand. Quad City Bank & Trust and Rockford Bank & Trust, as the primary contributors, accounted for 93% of the increase.

     o Occupancy and equipment expense increased $668 thousand. The increase was a proportionate reflection of the Company's investment in new facilities at the subsidiary banks, in combination with the related costs associated with additional furniture, fixtures and equipment, such as depreciation, maintenance, utilities, and property taxes. The subsidiary banks opened five new banking locations during 2005.

     o    Stationary and supplies increased $22 thousand.

     o    Postage and telephone increased $98 thousand.

     o    Bank service charges increased $44 thousand.

     o Insurance expense decreased $5 thousand, as in February 2006 the Company received several premium reimbursements on canceled insurance policies.

     o During the third quarter of 2005, in conjunction with Cedar Rapids Bank & Trust's move into their new main office facility, the Company took a one-time $332 thousand write-off of tenant improvements which had been made to the GreatAmerica Building, which had initially served as that subsidiary's main office.

     o Other noninterest expense decreased $916 thousand. During the first nine months of 2005, Quad City Bank & Trust incurred $303 thousand of write-downs on the property value of other real estate owned (OREO) and $114 thousand of other expense incurred on OREO property. During the first nine months of 2006, M2 Lease Funds recorded $738 thousand in deferred initial direct costs of lease originations, which contributed significantly to the decrease in other noninterest expense. M2 Lease Funds was acquired during the third quarter of 2005. Also, during the third quarter of 2006, the subsidiary banks re-allocated $236 thousand of accrued noninterest expense into specific accrual categories, such as legal expense and marketing expense.

The provision for income taxes was $978 thousand for the nine-month period ended September 30, 2006 compared to $1.7 million for the nine-month period ended September 30, 2005 for a decrease of $703 thousand, or 42%. The decrease was the result of a decrease in income before income taxes of $1.6 million, or 30%, for the 2006 period when compared to the 2005 period. Primarily due to an increase in the proportionate share of tax-exempt income to total income from year to year, the Company experienced a decrease in the effective tax rate from 32.2% for the first three quarters of 2005 to 27.7% for the comparable period in 2006.


FINANCIAL CONDITION

Total assets of the Company increased by $198.6 million, or 19%, to $1.24 billion at September 30, 2006 from $1.04 billion at December 31, 2005. The growth resulted primarily from the net increase in the loan/lease portfolio, funded by interest-bearing deposits and Federal Home Loan Bank advances.

Cash and due from banks decreased by $8.0 million, or 21%, to $30.9 million at September 30, 2006 from $39.0 million at December 31, 2005. Cash and due from banks represented both cash maintained at its subsidiary banks, as well as funds that the Company and its banks had deposited in other banks in the form of non-interest bearing demand deposits.

Federal funds sold are inter-bank funds with daily liquidity. At September 30, 2006, the subsidiary banks had $8.1 million invested in such funds. This amount increased by $3.6 million, or 82%, from $4.5 million at December 31, 2005. The increase was primarily a result of an increased demand for Federal funds purchases by Quad City Bank & Trust's downstream correspondent banks.

Interest bearing deposits at financial institutions increased by $5.2 million, or 409%, to $6.5 million at September 30, 2006 from $1.3 million at December 31, 2005. Included in interest bearing deposits at financial institutions are demand accounts, money market accounts, and certificates of deposit. The increase was the result of increases in money market accounts of $5.3 million and in demand account balances of $127 thousand, in combination with maturities of certificates of deposit totaling $235 thousand.

Securities increased by $5.9 million, or 3%, to $188.3 million at September 30, 2006 from $182.4 million at December 31, 2005. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $549 thousand were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $209 thousand. Maturities and calls of securities occurred in the amount of $39.6 million. These portfolio decreases were offset by the purchase of an additional $50.9 million of securities, classified as available for sale and an increase in the fair value of securities, classified as available for sale, of $418 thousand.

Total gross loans/leases receivable increased by $186.7 million, or 25%, to $943.0 million at September 30, 2006 from $756.3 million at December 31, 2005. The increase was the result of originations, renewals, additional disbursements or purchases of $381.1 million of commercial business, consumer and real estate loans, less loan charge-offs, net of recoveries, of $73 thousand, and loan repayments or sales of loans of $194.3 million. During the nine months ended September 30, 2006, Quad City Bank & Trust contributed $184.4 million, or 48%, Cedar Rapids Bank & Trust contributed $94.8 million, or 25%, and Rockford Bank & Trust contributed $77.2 million, or 20%, of the Company's loan originations, renewals, additional disbursements or purchases. M2 Lease Funds contributed $24.6 million in lease originations during the first nine months of 2006. The mix of loan/lease types within the Company's loan/lease portfolio at September 30, 2006 reflected 83% commercial, 9% real estate and 8% consumer loans. The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.

The allowance for estimated losses on loans/leases was $10.4 million at September 30, 2006 compared to $8.9 million at December 31, 2005, an increase of $1.5 million, or 17%. The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management's judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed each month on all loans risk-rated as "criticized" credits. The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff, and reported to management and the board of directors.

Although management believes that the allowance for estimated losses on loans/leases at September 30, 2006 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks with the intention to improve the overall quality of the Company's loan/lease portfolio.

Net charge-offs for the nine months ended September 30 were $73 thousand in 2006 and $1.3 million in 2005. One measure of the adequacy of the allowance for estimated losses on loans/leases is the ratio of the allowance to the gross loan/lease portfolio. The allowance for estimated losses on loans/leases as a percentage of gross loans/leases was 1.11% at September 30, 2006, 1.17% at December 31, 2005 and 1.25% at September 30, 2005.

At September 30, 2006, total nonperforming assets were $8.4 million compared to $3.7 million at December 31, 2005. The $4.7 million increase was the result of a $5.3 million increase in nonaccrual loans, and decreases of $239 thousand in other real estate owned and $374 thousand in accruing loans past due 90 days or more.

Nonaccrual loans were $7.8 million at September 30, 2006, and $2.6 million at December 31, 2005. The $5.3 million increase in nonaccrual loans was comprised of increases in both commercial loans of $5.2 million and in consumer loans of $82 thousand and decreases in real estate loans of $23 thousand. Nine significant commercial lending relationships at the subsidiary banks, with an aggregate outstanding balance of $7.0 million, comprised 89% of the nonaccrual loans at September 30, 2006 with one relationship accounting for $4.2 million. The existence of either a strong collateral position, a governmental guarantee, or an improved payment status on several of the nonperformers significantly reduces the Company's exposure to loss. The subsidiary banks continue to work toward resolutions with all of these customers. Nonaccrual loans represented less than one percent of the Company's held for investment loan/lease portfolio at September 30, 2006.

From December 31, 2005 to September 30, 2006, accruing loans past due 90 days or more decreased from $604 thousand to $230 thousand. Credit card loans comprised $50 thousand, or 22%, of this balance at September 30, 2006.

Premises and equipment increased by $2.2 million, or 8%, to $27.8 million at September 30, 2006 from $25.6 million at December 31, 2005. During the first nine months there were purchases of additional land, furniture, fixtures and equipment and leasehold improvements of $3.9 million, which were partially offset by depreciation expense of $1.7 million. In the third quarter of 2005, Rockford Bank & Trust moved forward with plans for a second banking location on Guilford Road at Alpine Road in Rockford. A temporary modular facility opened in December 2005. The Company is constructing a 20,000 square foot building at a projected cost of $4.4 million, which is nearing completion and is scheduled to open in November 2006. During 2005, capitalized costs associated with this project were $1.5 million. During the first nine months of 2006, $2.9 million of costs were incurred on this project.

On August 26, 2005, Quad City Bank & Trust acquired 80% of the membership units of M2 Lease Funds. The purchase price of $5.0 million resulted in $3.2 million in goodwill.

Accrued interest receivable on loans, securities and interest-bearing deposits with financial institutions increased by $1.9 million, or 39%, to $6.7 million at September 30, 2006 from $4.8 million at December 31, 2005. The increase was a reflection of both increased volumes of and rates on interest-earning assets from year-to-year.

Bank-owned life insurance ("BOLI") increased by $1.3 million from $17.4 million at December 31, 2005 to $18.7 million at September 30, 2006. Banks may generally buy BOLI as a financing or cost recovery vehicle for pre-and post-retirement employee benefits. During 2004, the subsidiary banks purchased $8.0 million of BOLI to finance the expenses associated with the establishment of SERPs for the executive officers. Additionally in 2004, the subsidiary banks purchased BOLI totaling $4.2 million on the lives of a number of senior management personnel for the purpose of funding the expenses of new deferred compensation arrangements for senior officers. During 2005, Rockford Bank & Trust purchased $777 thousand of BOLI. These purchases combined with existing BOLI, resulted in each subsidiary bank holding investments in BOLI policies near the regulatory maximum of 25% of capital. As the owners and beneficiaries of these holdings, the banks monitor the associated risks, including diversification, lending-limit, concentration, interest rate risk, credit risk, and liquidity. Quarterly financial information on the insurance carriers is provided to the Company by its compensation consulting firm. Benefit expense associated with both the SERPs and deferred compensation arrangements was $401 thousand and $207 thousand, respectively, for the first nine months of 2006. Earnings on BOLI, for the first nine months of 2006, totaled $565 thousand. Benefit expense associated with the SERPs and deferred compensation arrangements was $132 thousand and $125 thousand, respectively, for the first nine months of 2005. Earnings on BOLI, for the first nine months of 2005, totaled $493 thousand.

Other assets increased by $1.4 million, or 8%, to $18.5 million at September 30, 2006 from $17.1 million at December 31, 2005. Other assets included $9.8 million of equity in Federal Reserve Bank and Federal Home Loan Bank stock, $3.1 million of deferred tax assets, $306 thousand in net other real estate owned (OREO), $1.8 million in investments in unconsolidated companies, $655 thousand of accrued trust department fees, $391 thousand of unamortized prepaid trust preferred securities offering expenses, $537 thousand of prepaid Visa/Mastercard processing charges, other miscellaneous receivables, and various prepaid expenses.

Deposits increased by $174.8 million, or 25%, to $873.3 million at September 30, 2006 from $698.5 million at December 31, 2005. The increase resulted from a $54.9 million aggregate net increase in money market, savings, and total transaction accounts, in combination with a $119.9 million net increase in interest-bearing certificates of deposit. The subsidiary banks experienced a net increase in brokered certificates of deposit of $37.4 million during the first nine months of 2006.

Short-term borrowings decreased $11.1 million, or 10%, from $107.5 million at December 31, 2005 to $96.4 million at September 30, 2006. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. Short-term borrowings were comprised of customer repurchase agreements of $63.6 million and $54.7 million at September 30, 2006 and December 31, 2005, respectively, as well as federal funds purchased of $32.8 million at September 30, 2006 and $52.8 million at December 31, 2005.

Federal Home Loan Bank advances increased by $15.8 million, or 12%, to $145.8 million at September 30, 2006 from $130.0 million at December 31, 2005. As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.

Other borrowings increased $4.5 million, or 41%, from $10.8 million at December 31, 2005 to $15.3 million at September 30, 2006. In February 2006, with proceeds from the issuance of the trust preferred securities of Trust V, the Company made a payment to reduce the balance on a line of credit at an upstream correspondent bank by $10.0 million. In March 2006, the Company drew an advance of $8.5 million, primarily to provide $3.0 million of additional capital to Quad City Bank & Trust and $4.5 million of additional capital to Cedar Rapids Bank & Trust for capital maintenance purposes at each of these subsidiaries. During the third quarter of 2006, the Company drew additional advances totaling $6.0 million, primarily to provide $3.2 million of additional capital to Quad City Bank &
Trust and $1.5 million of additional capital to Rockford Bank & Trust for capital maintenance purposes at each of these subsidiaries.

Junior subordinated debentures increased $10.3 million, or 40%, to $36.1 million at September 30, 2006 from $25.8 million at December 31, 2005. On February 4, 2006, the Company announced the issuance of $10.0 million of fixed/floating rate capital securities of QCR Holdings Statutory Trust V. Trust V used the $10.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $310 thousand of proceeds from its equity, to purchase $10.3 million of junior subordinated debentures of the Company.

Other liabilities were $15.9 million at September 30, 2006, up $960 thousand, or 6%, from $15.0 million at December 31, 2005. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At September 30, 2006, the most significant components of other liabilities were $4.2 million of accrued expenses, $3.7 million of accounts payable for leases, $2.5 million of miscellaneous accounts payable, and $4.2 million of interest payable.

Common stock, at September 30, 2006 was $4.6 million and at December 31, 2005 was $4.5 million. The increase of $23 thousand was the result of stock issued from the net exercise of stock options and stock purchased under the employee stock purchase plan. The Company intends to conduct a private placement offering of common stock during the fourth quarter of 2006, as partial funding of its acquisition of a Wisconsin-chartered bank.

Additional paid-in capital totaled $21.3 million at September 30, 2006, up $482 thousand, or 2%, from $20.8 million at December 31, 2005. The increase resulted from the proceeds received in excess of the $1.00 per share par value for the 22,830 shares of common stock issued as the result of the net exercise of stock options and stock purchased under the employee stock purchase plan, in combination with the recognition of stock-based compensation expense due to the application of the provisions of SFAS 123R.

On October 31, 2006, the Company closed a private placement offering for the sale of up to $15.0 million of its Series B Non-cumulative Perpetual Preferred Stock ("the Shares"). The Company offered 300 of the Shares at $50 thousand per share with a stated rate of 8.00%. The Shares will accrue no dividends.
Dividends will be payable only if declared. Pursuant to the offering, the Company sold 191 of the Shares for an aggregate price of $9.6 million. Net proceeds of $9.2 million from the offering, after payment of fees and expenses, were available for general corporate purposes, including the paydown of the Company's other borrowings. During the fourth quarter of 2006, the Company intends to conduct a subsequent private placement offering, which should issue the remaining 109 shares.

Retained earnings increased by $2.4 million, or 8%, to $32.1 million at September 30, 2006 from $29.7 million at December 31, 2005. The increase reflected net income for the nine-month period net of $182 thousand representing the four-cent per share dividend, which was declared in April and paid in July 2006.

Unrealized losses on securities available for sale, net of related income taxes, totaled $284 thousand at September 30, 2006 as compared to unrealized losses of $567 thousand at December 31, 2005. The increase of $283 thousand was attributable to increases during the period in fair value of the securities identified as available for sale, primarily due to the flattening of the interest rate yield curve.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash provided by operating activities, consisting primarily of proceeds on sales of loans, was $891 thousand for the nine months ended September 30, 2006 compared to $2.3 million net cash provided by operating activities, consisting primarily of proceeds on the sales of loans, for the same period in 2005. Net cash used in investing activities, consisting principally of loan originations to be held for investment, was $203.2 million for the nine months ended September 30, 2006 and $80.2 million, consisting primarily of purchases of available for sale securities, for the nine months ended June 30, 2005. Net cash provided by financing activities, consisting primarily of increased deposit accounts at the subsidiary banks, for the nine months ended September 30, 2006 was $194.3 million, and for the same period in 2005 was $83.0 million, consisting principally of increased deposit accounts at the subsidiary banks.

The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At September 30, 2006, the subsidiary banks had fourteen lines of credit totaling $104.5 million, of which $13.0 million was secured and $91.5 million was unsecured. At September 30, 2006, Quad City Bank & Trust had drawn none of their available balance of $83.0 million, and Cedar Rapids Bank & Trust had drawn none of their available balance of $21.5 million. At December 31, 2005, the subsidiary banks had fourteen lines of credit totaling $104.5 million, of which $13.0 million was secured and $91.5 million was unsecured. At December 31, 2005, Quad City Bank & Trust had drawn $19.5 million of their available balance of $83.0 million, and Cedar Rapids Bank & Trust had drawn none of their available balance of $21.5 million. As of December 31, 2005, the Company had two unsecured revolving credit notes totaling $15.0 million in aggregate. The Company had a 364-day revolving note, which matures December 21, 2006, for $10.0 million and had a balance outstanding of $5.5 million at December 31, 2005. The Company also had a 3-year revolving note, which matures December 30, 2007, for $5.0 million and carried a balance of $5.0 million at December 31, 2005. On January 3, 2005, the 3-year note was fully drawn as partial funding for the capitalization of Rockford Bank & Trust. In February 2006, proceeds from the issuance of the securities of Trust V were utilized to fully pay down this note. In April 2006, the company combined the two notes into a single 364-day revolving credit note for $15.0 million. At September 30, 2006, this note carried a balance outstanding of $15.0 million. For all of the notes, interest is payable monthly at the Federal Funds rate plus 1% per annum, as defined in the credit agreements. As of September 30, 2006, the interest rate on the 364-day note was 6.30%. At December 31, 2005, the interest rate on both notes was 5.19%.

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

One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company's consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 200 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at June 30, 2006 demonstrated a 5.1% decrease in net interest income with a 200 basis point increase in interest rates, and a 3.0% increase in net interest income with a 200 basis point decrease in interest rates. Both simulations are within the board-established policy limits of a 10% decline in value.

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

Part I
Item 4

                             CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2006. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the nine months ended September 30, 2006, there have been no significant changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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


                               QCR HOLDINGS, INC.
                                  (Registrant)






Date    November 9, 2006                     /s/ Michael A. Bauer
      ---------------------                  ----------------------------------
                                                 Michael A. Bauer, Chairman




Date    November 9, 2006                     /s/ Douglas M. Hultquist
      ---------------------                  ----------------------------------
                                                 Douglas M. Hultquist,President
                                                 Chief Executive Officer



Date    November 9, 2006                     /s/ Todd A. Gipple
      ---------------------                  -----------------------------------
                                                 Todd A. Gipple, Executive Vice
                                                 President
                                                 Chief Financial Officer