Form 10-K
period 2006-12-31
QCR HOLDINGS INC
filed 2007-03-15
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.
Commission file number: 0-22208
QCR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1397595
(State of incorporation)	(I.R.S. Employer Identification No.)
3551 Seventh Street, Suite 204, Moline, Illinois 61265
(Address of principal executive offices)
(309) 736-3580
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:
Common stock, $1 Par Value
Securities registered pursuant to Section 12(g) of the Exchange Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The Nasdaq Capital Market on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $71,342,568.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of March 1, 2007, the Registrant had outstanding 4,565,158 shares of common stock, $1.00 par value per share.
Documents incorporated by reference:
Part III of Form 10-K — Proxy statement for annual meeting of stockholders to be held in May 2007.

QCR HOLDINGS, INC. AND SUBSIDIARIES

QCR HOLDINGS, INC. AND SUBSIDIARIES
INDEX - continued

Page
Number
Part IV

Item 15. Exhibits and Financial Schedules	85-89

Signatures	90-91

Appendix A	A1-A6

Appendix B	B1-B12
Employment Agreement - Michael A. Bauer
Statement re: Computation of Ratios
Subsidiaries
Consent of McGladrey and Pullen LLP
Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Part I
Item 1. Business
General. QCR Holdings, Inc. (the “Company”) is a multi-bank holding company headquartered in Moline, Illinois that was formed in February 1993 under the laws of the state of Delaware. The Company serves the Quad City, Cedar Rapids, Rockford and Milwaukee communities through its four wholly-owned banking subsidiaries, which provide full-service commercial and consumer banking and trust and asset management services:
•	Quad City Bank and Trust Company, (“Quad City Bank & Trust”) which is based in Bettendorf, Iowa and commenced operations in 1994,

•	Cedar Rapids Bank and Trust Company, (“Cedar Rapids Bank & Trust”) which is based in Cedar Rapids, Iowa and commenced operations in 2001, and

•	Rockford Bank and Trust Company, (“Rockford Bank & Trust”) which is based in Rockford, Illinois and commenced operations in 2005.

•	First Wisconsin Bank and Trust Company, (“First Wisconsin Bank & Trust”) which is based in Pewaukee, Wisconsin and commenced operations in 2007.
The Company also engages in merchant and cardholder credit card processing through its wholly owned subsidiary, Quad City Bancard, Inc. (“Bancard”), based in Moline, Illinois, in direct financing lease contracts through its 80% equity investment in M2 Lease Funds, LLC (“M2 Lease Funds”), based in the Milwaukee, Wisconsin area, and in real estate holdings through its 57% equity investment in Velie Plantation Holding Company, LLC (“Velie Plantation Holding Company”), based in Davenport, Iowa.
Subsidiary Banks. Quad City Bank & Trust was capitalized on October 13, 1993 and commenced operations on January 7, 1994. Quad City Bank & Trust is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation (the “FDIC”). Quad City Bank & Trust provides full service commercial and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois. At December 31, 2006, Quad City Bank & Trust had total segment assets of $764.4 million. See Note 20. for additional business segment information.
Cedar Rapids Bank & Trust is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the FDIC. The Company commenced operations in Cedar Rapids in June 2001 operating as a branch of Quad City Bank & Trust. The Cedar Rapids branch operation then began functioning under the Cedar Rapids Bank & Trust charter in September 2001. Cedar Rapids Bank & Trust provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids, Iowa and adjacent communities through its two facilities, which were both completed in the summer of 2005. The headquarters for Cedar Rapids Bank & Trust is located in downtown Cedar Rapids, and its first branch location is located in northern Cedar Rapids. At December 31, 2006, Cedar Rapids Bank & Trust had total segment assets of $334.4 million. See Note 20. for additional business segment information.
On January 3, 2005, Rockford Bank & Trust opened as the Company’s third bank subsidiary. The Company commenced operations in Rockford, Illinois in September 2004 operating as a branch of Quad City Bank & Trust. Rockford Bank & Trust is an Illinois-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the FDIC. It provides full-service commercial and consumer banking to Rockford and adjacent communities through its original office located in downtown Rockford and its recently completed branch facility located on Guilford Road at Alpine Road in Rockford. At December 31, 2006, Rockford Bank & Trust had total segment assets of $106.8 million. See Note 20. for additional business segment information.

On February 20, 2007, the Company received its fourth bank charter, First Wisconsin Bank & Trust. The Company commenced operations in the Milwaukee area in April 2006, operating initially as a loan production office/deposit production office (LPO/DPO) of Rockford Bank & Trust, until June 2006, at which time it became a branch of Rockford Bank & Trust. In October 2006, the Company announced that it had entered into a series of agreements for the addition of a Wisconsin-chartered bank and the subsequent move of the branch into the charter. This transaction was consummated in February 2007. First Wisconsin Bank & Trust is a Wisconsin-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation. It provides full-service commercial and consumer banking to the Milwaukee, Wisconsin area and adjacent communities through its office located in Pewaukee, Wisconsin.
Operating Subsidiaries. Bancard was capitalized in April 1995 as a Delaware corporation that provides merchant and cardholder credit card processing services. Bancard provides credit card processing for merchants and cardholders of the Company’s four subsidiary banks and approximately seventy-five agent banks. During 2006, Bancard processed in excess of 3.6 million merchant transactions with a dollar volume exceeding $368.9 million.
On August 26, 2005, Quad City Bank & Trust acquired 80% of the membership units of M2 Lease Funds. John Engelbrecht, the President and Chief Executive Officer of M2 Lease Funds, retained 20% of the membership units. M2 Lease Funds, which is based in the Milwaukee, Wisconsin area, is engaged in the business of leasing machinery and equipment to commercial and industrial businesses under direct financing lease contracts. Quad City Bank & Trust’s acquisition of M2 Lease Funds resulted in goodwill of $3.4 million and minority interest, which at December 31, 2006, was $797 thousand. In accordance with the provisions of FAS Statement 142, goodwill is not being amortized, but is being evaluated annually for impairment. There was no impairment of goodwill in 2006.
Since 1998, the Company has held a 20% equity investment in Velie Plantation Holding Company, LLC. In 2006, the Company acquired an additional 37% of the membership units bringing its total investment to 57% in aggregate. Velie Plantation Holding Company is engaged in holding the real estate property known as the Velie Plantation Mansion in Moline, Illinois. Six additional investors in Velie Plantation Holding Company have retained 43% of the membership units. The acquisition of a majority of the membership units resulted in minority interest of $566 thousand at December 31, 2006.
Trust Preferred Subsidiaries. In February 2004, the Company issued $12.0 million of fixed/floating rate trust preferred securities and $8.0 million of floating rate trust preferred securities through two newly formed subsidiaries, QCR Holdings Statutory Trust II (“Trust II”) and QCR Holdings Statutory Trust III (“Trust III”), respectively. Trust II and Trust III are each 100% owned non-consolidated subsidiaries of the Company. Trust II and Trust III each used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $8.2 million and $12.4 million, respectively.
On May 5, 2005, the Company issued $5.0 million of floating rate capital securities through a newly formed subsidiary, QCR Holdings Statutory Trust IV (“Trust IV”). Trust IV is a 100% owned non-consolidated subsidiary of the Company. Trust IV used the proceeds from the sale of the trust preferred securities, along with the funds from its equity, to purchase junior subordinated debentures of the Company in the amount of $5.2 million.
On February 24, 2006, the Company issued $10.0 million of fixed/floating rate capital securities through a newly formed subsidiary, QCR Holdings Statutory Trust V (“Trust V”). Trust V is a 100% owned non-consolidated subsidiary of the Company. Trust V used the proceeds from the sale of the trust preferred securities, along with the funds from its equity, to purchase junior subordinated debentures of the Company in the amount of $10.3 million.
Conclusion. The Company owns 100% of Quad City Bank & Trust, Cedar Rapids Bank & Trust, Rockford Bank & Trust, First Wisconsin Bank & Trust, and Bancard, and 100% of the common securities of Trust II, Trust III, Trust IV, and Trust V. The Company also holds an 80% equity interest in M2 Lease Funds and a 57% equity interest in Velie Plantation Holding Company. In addition to such ownership, the Company invests its capital in stocks of financial institutions and mutual funds, as well as participates in loans with the subsidiary banks. In addition, to its wholly-owned and majority-owned subsidiaries, the Company has an aggregate investment of $114 thousand in two associated companies, Nobel Electronic Transfer, LLC, and Nobel Real Estate Investors, LLC. The Company owns 20% equity positions in each of these affiliated companies. In June 2005, Cedar Rapids Bank & Trust entered into a joint venture as a 50% owner of Cedar Rapids Mortgage Company, LLC (“Cedar Rapids Mortgage Company”).
The Company and its subsidiaries collectively employed 351 individuals at December 31, 2006.
Business. The Company’s principal business consists of attracting deposits from the public and investing those deposits in loans and securities. The deposits of the subsidiary banks are insured to the maximum amount allowable by the FDIC. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits and borrowings. Its operating results are affected by merchant credit card fees, trust fees, deposit service charge fees, fees from the sale of residential real estate loans and other income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses, bank service charges, insurance, and other administrative expenses. The Company’s operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, as described more fully in this form 10-K.
The Board of Governors of the Federal Reserve System (the “Federal Reserve”) is the primary federal regulator of the Company and its subsidiaries. In addition, Quad City Bank & Trust and Cedar Rapids Bank & Trust are regulated by the Iowa Superintendent of Banking (the “Iowa Superintendent”), Rockford Bank & Trust is regulated by the State of Illinois Department of Financial and Professional Regulation (“the Illinois DFPR”), and First Wisconsin Bank & Trust is regulated by the State of Wisconsin Department of Financial Institutions (the “Wisconsin DFI”). In addition, the FDIC, as administrator of the Deposit Insurance Fund, has regulatory authority over the subsidiary banks.
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
Quad City Bank & Trust’s current legal lending limit is approximately $11.1 million. As of December 31, 2006, commercial loans made up approximately 81% of the loan portfolio, while residential mortgages comprised approximately 10% and consumer loans comprised approximately 9%.
Cedar Rapids Bank & Trust’s current legal lending limit is approximately $4.3 million. As of December 31, 2006, commercial loans made up approximately 85% of the loan portfolio, while residential mortgages comprised approximately 7% and consumer loans comprised approximately 8%.
Rockford Bank & Trust’s current legal lending limit is approximately $2.4 million. As of December 31, 2006, commercial loans made up approximately 88% of the loan portfolio, while residential mortgages and consumer laons comprised approximately 6%.
At First Wisconsin Bank & Trust, commercial loans made up approximately 95% of the loan portfolio, while residential mortgages comprised approximately 3% and consumer loans comprised approximately 2%, at February 28, 2007.
As part of the loan monitoring activity at the four subsidiary banks, credit administration personnel interact closely with senior bank management. The Company has also instituted a separate loan review function to analyze credits of the subsidiary banks. Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of these situations.
As noted above, the subsidiary banks are active commercial lenders. The areas of emphasis include loans to wholesalers, manufacturers, building contractors, developers, business services companies and retailers. The banks provide a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of facilities, equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. In addition, the subsidiary banks often take personal guarantees to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. A portion of the subsidiary banks’ commercial business loans has floating interest rates or reprice within one year. The banks also make commercial real estate loans. Collateral for these loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower.
The subsidiary banks sell the majority of their real estate loans in the secondary market. During the year ended December 31, 2006, the subsidiary banks originated $134.3 million of real estate loans and sold $84.2 million, or 63%, of these loans. During the year ended December 31, 2005, the subsidiary banks originated $122.1 million of real estate loans and sold $99.6 million, or 82%, of these loans. During the year ended December 31, 2004, the subsidiary banks originated $124.6 million of real estate loans and sold $83.5 million, or 67%, of these loans. Generally, the subsidiary banks’ residential mortgage loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell loans in the secondary market. The subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature in one to five years, and then retain these loans in their portfolios. The subsidiary banks’ real estate loan portfolios, net of loans held for sale, were approximately $75.4 million at December 31, 2006. Servicing rights are not presently retained on the loans sold in the secondary market.
The consumer lending departments of each bank provide all types of consumer loans including motor vehicle, home improvement, home equity, signature loans and small personal credit lines.
Competition. The Company currently operates in the highly competitive Quad City, Cedar Rapids, Rockford, and Milwaukee markets. Competitors include not only other commercial banks, credit unions, thrift institutions, and mutual funds, but also, insurance companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as the Company. Many of these unregulated competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services. Additionally, the Company competes in markets with a number of much larger financial institutions with substantially greater resources and larger lending limits. These competitive trends are likely to continue and may increase as a result of the continuing reduction on restrictions on the interstate operations of financial institutions. Under the Gramm-Leach-Bliley Act of 1999, effective in March 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.
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
See Appendix B for tables and schedules that show selected comparative statistical information required pursuant to the securities laws, relating to the business of the Company. Consistent with the information presented in Form 10-K, results are presented for the fiscal years ended December 31, 2006, 2005, 2004 and 2003, along with the six-month transition period ended December 31, 2002, and the previous fiscal year ended June 30.
Internet Site. The Company maintains Internet sites for itself and its four banking subsidiaries. The Company makes available free of charge through these sites its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Also available are many of our corporate governance documents, including our Code of Ethics. The sites are www.qcrh.com, www.qcbt.com, www.crbt.com, www.rfrdbank.com, and www.firstwisconsinbank.com.

Item 1.A. Risk Factors
In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:
Our business is concentrated in and dependent upon the continued growth and welfare of the Quad City, Cedar Rapids, Rockford and Milwaukee markets.
We operate primarily in the Quad City, Cedar Rapids, Rockford, and Milwaukee markets, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. We have developed a particularly strong presence in Bettendorf, Cedar Rapids and Davenport, Iowa and Moline, Illinois and their surrounding communities. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.
We face intense competition in all phases of our business from other banks and financial institutions.
The banking and financial services businesses in all of our markets are highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Many of these competitors are not subject to the same regulatory restrictions as we are. Many of our unregulated competitors compete across geographic boundaries and are able to provide customers with a feasible alternative to traditional banking services. Additionally, if the regulatory trend toward reducing restrictions on the interstate operations of financial institutions continues, we will continue to experience increased competition as a result.
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
Our community banking strategy relies heavily on our subsidiaries’ independent management teams, and the unexpected loss of key managers may adversely affect our operations.
We rely heavily on the success of our bank subsidiaries’ independent management teams. Accordingly, much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain executive officers, the current management teams, branch managers and loan officers of our operating subsidiaries will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

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
While we have no current plans, we may expand into additional communities or attempt to strengthen our position in our current markets by undertaking additional de novo bank formations or branch openings. Based on our experience, we believe that it generally takes several years for new banking facilities to achieve overall profitability, due to the impact of organization and overhead expenses and the start-up phase of generating loans and deposits. If we undertake additional branching and de novo bank and business formations, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.
In addition to branching and de novo bank formations, we may acquire banks and related businesses that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching and de novo bank formations, but may also involve additional risks, including:
•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•	exposure to potential asset quality issues of the acquired bank or related business;

•	difficulty and expense of integrating the operations and personnel of banks and businesses we acquire; and

•	the possible loss of key employees and customers of the banks and businesses we acquire.
Interest rates and other conditions impact our results of operations.
Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented at “Quantitative and Qualitative Disclosures About Market Risk” included under Item 7A of Part II of this Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

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
The majority of our subsidiary banks’ loan/lease portfolios are invested in commercial loans/leases, and we focus on lending to small to medium-sized businesses. The size of the loans/leases we can offer to commercial customers is less than the size of the loans/leases that our competitors with larger lending limits can offer. This may limit our ability to establish relationships with the area’s largest businesses. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans/leases and tend to make loans/leases to larger businesses. Collateral for these loans/leases generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. In addition to commercial loans/leases, our subsidiary banks are also active in residential mortgage and consumer lending.
Commercial and industrial loans/leases make up a large portion of our loan/lease portfolio.
Commercial and industrial loans/leases were $449.2 million, or approximately 47% of our total loan/lease portfolio as of December 31, 2006. Our commercial loans/leases are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans/leases and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans/leases may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.
Our loan/lease portfolio has a significant concentration of commercial real estate loans, which involve risks specific to real estate value.
Commercial real estate lending comprised a significant portion of our loan/lease portfolio, $350.3 million or approximately 36%, as of December 31, 2006. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.
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
We established our allowance for loan/lease losses in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio. The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2006, our allowance for loan/lease losses as a percentage of total gross loans/leases was 1.10% and as a percentage of total non-performing loans/leases was approximately 144%. Although management believes that the allowance for loan/lease losses is adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance for loan/lease losses will prove sufficient to cover actual loan/lease losses in the future. Loan/lease losses in excess of our reserves may adversely affect our business, financial condition and results of operations. Additional information regarding our allowance for loan/lease losses and the methodology we use to determine an appropriate level of reserves is located in the “Management’s Discussion and Analysis” section included under Item 5 of Part II of this Form 10-K.
Our Bancard operation faces other risks.
Bancard, our credit card processing subsidiary, is subject to certain risks, which could have a negative impact on its operations. Primarily, for Bancard these risks are competition, credit risks and the possibility that merchants’ willingness to accept credit cards will decline. Many of Bancard’s competitors have greater financial, technological, marketing and personnel resources than Bancard and there can be no assurance that Bancard will be able to compete effectively with such entities.
Bancard is also subject to credit risks. When a billing dispute arises between a cardholder and a merchant, and if the dispute is not resolved in favor of the merchant, the transaction is charged back to the merchant. If Bancard is unable to collect such chargeback from the merchant’s account, and if the merchant refuses or is unable to reimburse Bancard for the chargeback due to bankruptcy or other reasons, Bancard bears the loss for the amount of the refund paid to the cardholder. Bancard, in general, handles processing for smaller merchants, which may present greater risk of loss. Although Bancard maintains a reserve against these losses, there is no assurance that it will be adequate.
Additionally, VISA and MasterCard have the ability to increase the “interchange” rates charged to merchants for credit card transactions. There can be no assurance that merchants will continue to accept credit cards as payment if they feel rates are too high. Bancard is also subject to an approval process by the VISA and MasterCard credit card associations. In the event Bancard fails to comply with these standards, Bancard’s designation as a certified processor could be suspended or terminated. There can be no assurance that VISA or MasterCard will maintain Bancard’s registrations or that the current VISA or MasterCard rules allowing Bancard to provide transaction processing services will remain in effect.
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
System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.
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
We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC, the Iowa Superintendent, the Illinois DFPR, and the Wisconsin DFI. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.
Failure to pay interest on our debt or dividends on our preferred stock may adversely impact our ability to pay common stock dividends.
As of December 31, 2006, we had $36.1 million of junior subordinated debentures held by four business trusts that we control. Interest payments on the debentures, which totaled $2.5 million for 2006, must be paid before we pay dividends on our capital stock, including our Common Stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. In the fourth quarter of 2006, the Company issued 268 shares of its Series B Non-cumulative Perpetual Preferred Stock (the “Preferred Shares”) at $50 thousand per share with a stated rate of 8.00%, although the Preferred Shares will accrue no dividends. Dividends will be payable on the Preferred Shares only if declared, but no dividends may be declared on the Company’s common stock unless and until dividends have been declared on the outstanding shares. Deferral, of either interest payments on the debentures or preferred dividends on the Preferred Shares, could cause a subsequent decline in the market price of our Common Stock because the Company would not be able to pay dividends on its Common Stock.

There is a limited trading market for our common shares, and you may not be able to resell your shares at or above the price stockholders paid for them.
Although our common shares are listed for quotation on The Nasdaq Capital Market, the trading in our common shares has substantially less liquidity than many other companies listed on Nasdaq. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot assure you that the volume of trading in our common shares will increase in the future.
Item 1.B. Unresolved Staff Comments
There are no unresolved staff comments.
Item 2. Properties
The original office of Quad City Bank & Trust is in a 6,700 square foot facility, which was completed in January 1994. In March 1994, Quad City Bank & Trust acquired that facility, which is located at 2118 Middle Road in Bettendorf, Iowa.
Construction of a second full service banking facility was completed in July 1996 to provide for the convenience of customers and to expand the market territory. Quad City Bank & Trust also owns that facility which is located at 4500 Brady Street in Davenport, Iowa. The two-story building is in two segments that are separated by an atrium. Each segment has two floors that are 6,000 square feet. In addition, the southern segment has a 6,000 square foot basement level. In the southern segment, Quad City Bank & Trust occupies the first floor and utilizes the basement, which underwent remodeling during 2004 Renovations were also completed during 2004 on both floors of the northern segment of the building, which is now utilized by additional operational and administrative functions of Quad City Bank & Trust and the Company.
Renovation of a third full service banking facility was completed in February 1998 at the historic Velie Plantation Mansion, 3551 Seventh Street, located near the intersection of 7th Street and John Deere Road in Moline, Illinois near the Rock Island/Moline border. The building is owned by a third party limited liability company, in which the Company has a 57% interest. Quad City Bank & Trust and Bancard are the building’s major tenants. Quad City Bank & Trust occupies the main floor of the structure and a portion of the lower level. Bancard relocated its operations to the lower level of the 30,000 square foot building in late 1997. The Company relocated its corporate headquarters to the building in February 1998 and occupies approximately 3,800 square feet on the second floor.
Construction of a fourth full service banking facility was completed in October 2000 at 5515 Utica Ridge Road in Davenport, Iowa. Quad City Bank & Trust leases approximately 6,000 square feet on the first floor and 2,200 square feet on the lower level of the 24,000 square foot facility. The office opened in October 2000.
In September 2003, the Company announced plans for a fifth Quad City Bank & Trust banking facility, to be located in west Davenport, Iowa at Five Points. The facility was completed and began operations in March 2005. Quad City Bank & Trust’s Five Points branch is a 12,000 square foot facility.
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
In February 2004, Cedar Rapids Bank & Trust announced plans to build a four floor building in downtown Cedar Rapids. The bank’s main office relocated to this site in July 2005, when construction was completed. Cedar Rapids Bank & Trust owns the lower three floors of the facility, and an unrelated third party owns the fourth floor in a condominium arrangement with the bank. In the summer of 2005, Cedar Rapids Bank & Trust also completed construction on a branch office in northern Cedar Rapids on Council Street. Cedar Rapids Bank & Trust’s first branch facility began operations on June 2, 2005.
The Company announced plans in June 2004 to expand banking operations to the Rockford, Illinois market. Initially, from September through December 2004, the Rockford operation functioned as a branch of Quad City Bank & Trust while waiting for regulatory approvals for a new state bank charter in Illinois. On January 3, 2005, the Rockford branch operation was converted into the Company’s third charter and began operations as Rockford Bank and Trust Company. Rockford Bank & Trust leases approximately 7,800 square feet in the Morrissey Building at 127 North Wyman Street in downtown Rockford, which serves as its main office. In the third quarter of 2005, Rockford Bank & Trust moved forward with plans for a second banking location on Guilford Road at Alpine Road in Rockford. A temporary modular facility opened in December 2005. In November 2006, the Company completed construction of a 20,000 square foot permanent facility at a cost of $5.5 million.
In April 2006, the Company expanded Rockford Bank & Trust’s banking operation to the Milwaukee, Wisconsin area. Through February 2007, this operation functioned as an arm of Rockford Bank & Trust, initially as a loan production/deposit production office (LPO/DPO), then later as a branch. On February 20, 2007, First Wisconsin Bank and Trust obtained a Wisconsin charter. Under a month-to-month agreement, First Wisconsin Bank & Trust leases approximately 2,100 square feet in a multi-tenant office building on Quail Court in Pewaukee, Wisconsin.
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
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to the stockholders of the Company for a vote during the fourth quarter of the fiscal year ended December 31, 2006.
Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
The common stock, par value $1.00 per share, of the Company is listed on The Nasdaq Capital Market under the symbol “QCRH”. The stock began trading on October 6, 1993. As of December 31, 2006, there were 4,560,629 shares of common stock outstanding held by approximately 2,600 holders of record. The following table sets forth the high and low sales prices of the common stock, as reported by The Nasdaq Capital Market, for the periods indicated.

	2006		2005		2004
	sales price		sales price		sales price
	High	Low	High	Low	High	Low
First quarter	$19.660	$17.440	$22.000	$20.000	$22.000	$18.667
Second quarter	19.950	16.250	22.060	19.830	19.667	17.400
Third quarter	18.169	16.210	22.750	20.500	19.940	17.550
Fourth quarter	18.860	16.772	20.500	17.920	21.990	18.000

On April 27, 2006, the Company declared a cash dividend of $0.04 per share, or $182 thousand, which was paid on July 7, 2006, to stockholders of record on June 23, 2006. On October 26, 2006, the board of directors declared a cash dividend of $0.04 per share payable on January 5, 2007, to stockholders of record on December 22, 2006. In the future, it is the Company’s intention to continue to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, but believes that operating results have reached a level that can sustain dividends to stockholders as well. The Company has issued junior subordinated debentures in four private placements. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. During the fourth quarter of 2006, the Company issued shares of noncumulative perpetual preferred stock. Also, under the terms of this preferred stock, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.
Under applicable state laws, the banks are restricted as to the maximum amount of dividends that they may pay on their common stock. Iowa, Illinois and Wisconsin law provide that state-chartered banks in those states may not pay dividends in excess of their undivided profits. Before declaring its first dividend, Rockford Bank & Trust, as a de novo institution, is required by Illinois law to carry at least one-tenth of its net profits since the issuance of its charter to its surplus until its surplus is equal to its capital.
The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the banks. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank’s board of directors deems prudent. Without prior Federal Reserve approval, however, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s calendar year-to-date net income plus the bank’s retained net income for the two preceding calendar years. The Federal Reserve’s approval for Rockford Bank & Trust to become a member bank is conditioned upon Rockford Bank & Trust’s commitment that without prior Federal Reserve approval, it will not pay dividends until after it has been in operation for three years and has received two consecutive satisfactory composite CAMELS ratings. Notwithstanding the availability of funds for dividends, however, the banks’ regulators may prohibit the payment of any dividends by the banks if they determine that such payment would constitute an unsafe or unsound practice. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.
The Company did not repurchase any of its common stock during the fourth quarter of 2006.

Stockholder Return Performance Presentation
The following graph indicates, for the period commencing December 31, 2001, a comparison of cumulative total returns for QCR Holdings, Inc., the Nasdaq Capital Market (US Companies) and the SNL Midwest Bank Index prepared by SNL Securities, Charlottesville, Virginia. The graph was prepared at the Company’s request by SNL Securities.
QCR Holdings, Inc.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

QCR Holdings, Inc.	100.00	153.13	254.91	287.94	271.19	244.20
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL NASDAQ Bank Index	100.00	102.85	132.76	152.16	147.52	165.62
Item 6. Selected Financial Data
The following “Selected Consolidated Financial Data” of the Company is derived in part from, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto. See Item 8 “Financial Statements.” Results for past periods are not necessarily indicative of results to be expected for any future period.

SELECTED CONSOLIDATED FINANCIAL DATA
(dollars in thousands, except per share data)

	Years Ended December 31,
									Six Months		Year
									Ended		Ended
									December		June 30,
	2006		2005		2004		2003		31, 2002		2002
Statement of Income Data:
Interest income	$68,803		$48,688		$38,017		$33,378		$16,120		$28,520
Interest expense	38,907		21,281		13,325		11,950		6,484		12,870
Net interest income	29,896		27,407		24,692		21,428		9,636		15,650
Provision for loan/lease losses	3,284		877		1,372		3,405		2,184		2,265
Noninterest income	11,983		10,073		8,682		11,168		8,840		7,915
Noninterest expenses	34,669		29,433		24,281		21,035		11,413		17,023
Pre-tax net income	3,926		7,170		7,721		8,156		4,879		4,277
Minority interest in income of consolidated subsidiaries	266		78		—		—		—		—
Income tax expense	858		2,282		2,504		2,695		1,683		1,315
Net income	2,802		4,810		5,217		5,461		3,196		2,962

Per Common Share Data:
Net income-basic	$0.57		$1.06		$1.23		$1.31		$0.77		$0.74
Net income-diluted	0.57		1.04		1.20		1.28		0.76		0.72
Cash dividends declared	0.08		0.08		0.08		0.07		0.03		—
Dividend payout ratio	14.04%		7.55%		6.50%		5.34%		3.90%		—%

Balance Sheet:
Total assets	$1,271,675		$1,042,614		$870,084		$710,040		$604,600		$518,828
Securities	194,774		182,365		149,561		128,843		81,654		76,231
Loans/leases	960,747		756,254		648,351		522,471		449,736		390,594
Allowance for estimated losses on loans/leases	10,612		8,884		9,262		8,643		6,879		6,111
Deposits	875,447		698,504		588,016		511,652		434,748		376,317
Stockholders’ equity:
Preferred	12,884		—		—		—		—		—
Common	57,999		54,467		50,774		41,823		36,587		32,578

Key Ratios:
Return on average assets	0.24%		0.51%		0.65%		0.83%		1.13%		0.64%
Return on average common equity	5.02		9.14		11.89		13.93		18.41		10.07
Return on average total equity	4.85		9.14		11.89		13.93		18.41		10.07
Net interest margin (TEY) (1)	2.87		3.25		3.41		3.55		3.68		3.74
Efficiency ratio (2)	82.78		78.53		72.75		64.53		61.71		72.20
Nonperforming assets to total assets	0.58		0.36		1.23		0.70		0.83		0.44
Allowance for estimated losses on loans/leases to total loans/leases	1.10		1.17		1.43		1.65		1.53		1.56
Net charge-offs to average loans/leases	0.18		0.25		0.13		0.34		0.34		0.12
Average total stockholders’ equity to average assets	5.01		5.63		5.49		5.94		6.12		6.38
Earnings to fixed charges
Excluding interest on deposits	1.31	x	1.78	x	2.11	x	2.51	x	2.90	x	1.95	x
Including interest on deposits	1.10		1.32		1.56		1.66		1.73		1.32

(1)	Interest earned and yields on nontaxable investments are determined on a tax equivalent basis using a 34% tax rate.

(2)	Noninterest expenses divided by the sum of net interest income before provision for loan/lease losses and noninterest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides additional information regarding our operations for the twelve-month periods ending December 31, 2006, 2005, and 2004, and financial condition at December 31, 2006 and 2005. This discussion should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.
Overview
The Company was formed in February 1993 for the purpose of organizing Quad City Bank & Trust. Over the past fourteen years, the Company has grown to include three additional banking subsidiaries and a number of nonbanking subsidiaries. As of December 31, 2006, the Company had $1.27 billion in consolidated assets.
The Company reported earnings of $2.8 million or $0.57 basic earnings per share for 2006, compared to $4.8 million or $1.06 basic earnings per share for 2005, and $5.2 million or $1.23 basic earnings per share for 2004. In 2006, increased costs for funding, increased operating expenses, primarily salaries and employee benefits, and the write-off of a single credit relationship combined to more than offset the solid growth in revenue, of 37%, experienced from the previous year. Also, during the second half of 2006, the Company’s results reflected the start-up losses experienced by the Milwaukee branch of Rockford Bank & Trust. Earnings for 2005 were negatively impacted by anticipated increases in both personnel and facilities costs, as the subsidiary banks opened four new banking locations during the year, and by a related write-off of $332 thousand of tenant improvements at a previously occupied facility. Also during 2005, the Company absorbed the start-up losses experienced by Rockford Bank & Trust, which opened at the beginning of 2005. Earnings for 2004 reflected the Company’s issuance of $8.0 million in floating rate and $12.0 million in fixed/floating rate trust preferred securities. In connection with this issuance, the Company redeemed, on June 30, 2004, $12.0 million of trust preferred securities originally issued in 1999. Prior to this redemption, the Company had expensed $747 thousand of unamortized issuance costs associated with the 1999 trust preferred securities in March 2004. The write-off of these costs, combined with the additional interest costs of supporting both the original and the new securities from February through June, resulted in an after-tax reduction to net income during 2004 of $729 thousand, or $0.17 in diluted earnings per share.
When compared to 2005, there was solid growth in 2006 in both net interest income and noninterest income for the Company. For 2006, net interest income and noninterest income improved by 9% and 19%, respectively, for a combined increase of $4.4 million when compared to 2005. A marked increase in the provision for loan/lease losses of $2.4 million from 2005 to 2006 essentially offset the improvement in net interest income from year-to-year. A negative development with a single credit relationship in the Milwaukee portfolio prompted a write-off, which resulted in an additional loan loss provision of $992 thousand during the fourth quarter of 2006. Gains on sales of foreclosed assets and deposit service fees contributed an additional $972 thousand, in aggregate, to the Company’s noninterest income. More than offsetting additional revenue contributions for the Company during 2006 were increases in noninterest expense of $5.2 million. The primary contributor to the increase in noninterest expense was salaries and employee benefits, which increased $4.8 million from 2005. During 2006, the Company experienced a 15% increase in the average number of employees to 329, in tandem with increases in the cost of several employee compensation programs. Also, during the second half of 2006, the Company incurred $2.0 million of pretax operating costs associated with the start-up of the new banking operation in Milwaukee, Wisconsin.
The Company’s results of operations are dependent primarily on net interest income, which is the difference between interest income, principally from loans and investment securities, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to the net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.
Net interest income increased $2.5 million, or 9%, to $29.9 million for 2006, from $27.4 million for 2005. For 2006, average earning assets increased by $205.8 million, or 24%, and average interest-bearing liabilities increased by $200.4 million, or 26%, when compared with average balances for 2005. A comparison of yields, spreads and margins from the 2006 to 2005 shows the following:
•	The average yield on interest-earning assets increased 80 basis points to 6.55%.

•	The average cost of interest-bearing liabilities increased 125 basis points to 4.04%.

•	The net interest spread declined 45 basis points from 2.96% to 2.51%.

•	The net interest margin declined 38 basis points from 3.25% to 2.87%.
The Company’s management closely monitors and manages net interest margin. From a profitability standpoint, an important challenge for the Company’s subsidiary banks is the maintenance of their net interest margins. Management continually addresses this issue with the use of alternative funding sources and pricing strategies.
The Company’s operating results are also affected by sources of noninterest income, including merchant credit card fees, trust fees, deposit service charge fees, gains from the sales of residential real estate loans and other income. Operating expenses of the Company include employee compensation and benefits, occupancy and equipment expense and other administrative expenses. The Company’s operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. The majority of the subsidiary banks’ loan portfolios are invested in commercial loans. Deposits from commercial customers represent a significant funding source, as well.
The Company has continued to add facilities and employees to accommodate both our historical growth and anticipated future growth. As such, overhead expenses have had a significant impact on earnings. This trend is likely to continue as the Company and our four banks continue to add the facilities and resources necessary to attract and serve additional customers.
Trust department income continues to be a significant contributor to noninterest income. During 2006, trust department fees contributed $3.0 million. During 2005, trust department fees totaled $2.8 million. Trust department fees contributed $2.5 million in revenues during 2004. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. Assets under administration at December 31, 2006 increased $82.9 million during the year to $894.1 million, resulting primarily from the development of existing relationships and the addition of new trust relationships. Assets under administration at December 31, 2005 were $811.2 million, which was an increase of $32.8 million from December 31, 2004, when assets totaled $778.4 million.
Critical Accounting Policy
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan/lease losses. The Company’s allowance for loan/lease loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan/lease loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, governmental guarantees, payment status, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan/lease portfolio, it enhances its methodology accordingly. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for loan/lease losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and

Analysis section entitled ”Financial Condition – Allowance for Loan/Lease Losses.” Although management believes the levels of the allowance as of December 31, 2006, 2005, and 2004 were adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
Results of Operations
2006 compared with 2005
Overview. Net income for 2006 was $2.8 million compared to net income of $4.8 million for 2005 for a decrease of $2.0 million, or 42%. Basic earnings per share for 2006 were $0.57 compared to $1.06 for 2005. The decrease in net income was comprised of an increase in net interest income after provision for loan losses of $81 thousand in combination with an increase in aggregate noninterest income of $1.9 million and a decrease in federal and state income taxes of $1.4 million, offset by an increase in noninterest expenses of $5.2 million. Several factors contributed to the decline in net income from 2005 to 2006. Primary factors included a $2.4 million, or 274%, increase in the provision for loan/lease losses, an increase in salaries and employee benefits of 29%, or $4.8 million, and $2.0 million of pretax operating costs associated with the start-up of the new banking operation in Milwaukee.
Interest income. Interest income grew from $48.7 million for 2005 to $68.8 million for 2006. The 41% increase in interest income was attributable to greater average outstanding balances in interest-earning assets, principally loans receivable, in combination with an improved aggregate asset yield. The average yield on interest earning assets for 2006 was 6.55% compared to 5.75% for 2005.
Interest expense. Interest expense increased by $17.6 million, from $21.3 million for 2005 to $38.9 million for 2006. The 83% increase in interest expense was primarily attributable to an aggregate increase in interest rates, in combination with greater average outstanding balances in interest-bearing liabilities, primarily customer deposits. The average cost on interest bearing liabilities was 4.04% for 2006 compared to 2.79% for 2005.
Provision for loan/lease losses. The provision for loan/lease losses is established based on a number of factors, including the local and national economy and the risk associated with the loans/leases in the portfolio. The Company had an allowance for estimated losses on loans/leases of approximately 1.10% of total gross loans/leases at December 31, 2006, compared to approximately 1.17% of total gross loans at December 31, 2005, and 1.43% at December 31, 2004. The provision for loan/lease losses increased significantly to $3.3 million for 2006, compared to $877 thousand for 2005. During both periods, management made monthly provisions for loan/lease losses based upon a number of factors; principally the increase in loans/leases and a detailed analysis of the loan/lease portfolio. In 2006, along with more than $204 million of growth within the loan/lease portfolio, the Company experienced the write-off of a single credit relationship for $992 thousand. During 2006, the net growth in the loan/lease portfolio generated a provision expense of $2.3 million, and 31%, or $1.0 million of provision expense, was the result of adjustments to the allowance for estimated losses on loans/leases based on write-offs, payoffs, or restructures of credits within the Company’s portfolio. During 2005, the successful resolution of several large credits primarily in Quad City Bank & Trust’s loan/lease portfolio, through foreclosure, payoff, or restructuring, resulted in reductions to both provision expense and the level of allowance for loan/lease losses. During 2006, there were transfers totaling $130 thousand of loans to other real estate owned. For 2006, commercial loans/leases had total charge-offs of $1.4 million, of which $992 thousand, or 70%, resulted from a single customer relationship at Rockford Bank & Trust, and there were $262 thousand of commercial recoveries. Consumer loan charge-offs and recoveries totaled $460 thousand and $50 thousand, respectively, for 2006. For 2006, credit cards accounted for 27% of the consumer loan net charge-offs. Real estate loans had $45 thousand of charge-offs and $52 thousand of recovery activity during 2006. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality. Management continually focuses its efforts at the subsidiary banks to attempt to improve the overall quality of the Company’s loan/lease portfolio.

Noninterest income. The following table sets forth the various categories of noninterest income for the years ended December 31, 2006 and 2005.
Noninterest Income

	Years ended
	December 30,
	2006	2005	% change
Credit card fees, net of processing costs	$1,947,984	$1,782,452	9.3%
Trust department fees	3,049,440	2,818,832	8.2%
Deposit service fees	1,948,246	1,582,530	21.9%
Gains on sales of loans, net	991,536	1,254,242	(21.0)%
Securities gains/(losses), net	(142,866)	50	NA
Gains on sales of foreclosed assets	664,223	42,380	1467.3%
Earnings on bank-owned life insurance	759,100	656,005	15.7%
Investment advisory and management fees	1,216,350	691,800	75.8%
Other	1,569,092	1,244,212	26.1%

Total noninterest income	$11,983,105	$10,072,503	19.0%

Analysis concerning changes in noninterest income for the 2006, when compared to 2005, is as follows:
•	Bancard’s credit card fees, net of processing costs, improved $166 thousand. Increases during 2006 in Bancard’s cardholder processing operation provided essentially all of the improvement in credit card fees, net of processing costs. The year-to-year increase in local and agent bank merchant processing volumes and the subsequent increase in merchant processing fee income during 2006 was masked by aggregate reversals during 2005 of $134 thousand of specific allocations to the allowance for local merchant chargeback losses, and $118 thousand in recoveries during 2005 of prior period expenses.

•	Trust department fees increased $231 thousand. This was the result of the continued development of existing trust relationships and the addition of new trust customers throughout the past twelve months. Total trust assets under administration were $894.1 million at December 31, 2006 compared to $811.2 million at December 31, 2005.

•	Deposit service fees increased $346 thousand. This increase was primarily a result of an increase in service fees collected on the demand deposit accounts in a unique program at Cedar Rapids Bank & Trust. The twelve-month average balance of the Company’s consolidated demand deposits at December 31, 2006 increased $85.6 million from December 31, 2005. Service charges and NSF (non-sufficient funds or overdraft) charges related to the Company’s demand deposit accounts were the main components of deposit service fees.

•	Gains on sales of loans, net, decreased $263 thousand. Loans originated for sale during 2006 were $87.7 million and during 2005 were $98.7 million. Proceeds on the sales of loans during 2006 and 2005 were $85.2 million and $100.8 million, respectively.

•	In March 2006, the Company recognized an impairment loss of $143 thousand on a mortgage-backed mutual fund investment held in Quad City Bank & Trust’s securities portfolio, and in April, incurred an additional loss of $71 thousand on the subsequent sale of that security. In July 2006, the losses were partially offset when the Company recognized a gain of $71 thousand on the partial redemption of class B common stock of Mastercard Incorporated held by Quad City Bank & Trust, as a member bank of Mastercard International Incorporated.

•	During 2006, a foreclosed asset, determined by litigation to be property of Quad City Bank & Trust, was sold at auction for a net gain of $650 thousand. During 2006, the Company realized an additional net gain of $14 thousand on the sale of three other foreclosed assets at Quad City Bank & Trust.

•	Earnings on the cash surrender value of life insurance increased $103 thousand. At December 31, 2006, levels of bank-owned life insurance (BOLI) on key executives at the subsidiary banks was $13.9 million at Quad City Bank & Trust, $4.2 million at Cedar Rapids Bank & Trust, and $825 thousand at Rockford Bank & Trust.

•	Investment advisory and management fees increased $525 thousand. Beginning January 1, 2006, the investment representatives at Quad City Bank & Trust, who had previously been employees of LPL Financial Services, were brought on as staff of the bank. As a result of this organizational change, fees are now reported gross rather than net of representative commissions, as in previous years. Approximately 70% of the year-to-year increase was due to this change. The balance of the increase was due to the increased volume of investment services provided by representatives of LPL Financial Services at the subsidiary banks, primarily at Quad City Bank & Trust.

•	Other noninterest income increased $325 thousand. During 2006, M2 Lease Funds had $93 thousand in gains on the disposal of leased assets, which contributed to other noninterest income. M2 Lease Funds was acquired during the third quarter of 2005. Other noninterest income in each period consisted primarily of income from affiliated companies, earnings on other assets, Visa check card fees, and ATM fees.
Noninterest expenses. The following table sets forth the various categories of noninterest expenses for the years ended December 31, 2006 and 2005.
Noninterest Expenses

	Years ended
	December 31,
	2006	2005	% change
Salaries and employee benefits	$21,262,541	$16,458,860	29.2%
Professional and data processing fees	3,192,326	2,865,064	11.4%
Advertising and marketing	1,367,545	1,221,039	12.0%
Occupancy and equipment expense	4,762,827	4,316,443	10.3%
Stationery and supplies	670,915	645,985	3.9%
Postage and telephone	961,394	842,779	14.1%
Bank service charges	583,687	516,537	13.0%
Insurance	612,058	594,282	3.0%
Loss on disposals/sales of fixed assets	36,305	332,283	(89.1)%
Other	1,219,386	1,639,876	(25.6)%

Total noninterest expenses	$34,668,984	$29,433,148	17.8%

Analysis concerning changes in noninterest expenses for 2006, when compared to 2005, is as follows:
•	Salaries and benefits increased $4.8 million. The increase was primarily due to an increase in the average number of employees from 286 full time equivalents (FTEs) to 329 from year-to-year, as a result of the Company’s continued expansion. Also, the Company experienced increases in the expense for several employee compensation programs, such as the SERPs, the deferred compensation program and stock-based compensation programs during 2006, primarily related to a combination of the application of the provisions of SFAS 123R and a senior officer’s planned retirement in 2009. As the result of a previously described organizational change at Quad City Bank & Trust, commissions for investment representatives, previously net from fees, are now included as a portion of salaries and benefits expense. The Company’s application of the provisions of SFAS 123R is described in detail in Note 1, Nature of Business and Significant Accounting Policies.
•	Professional and data processing fees increased $327 thousand. The primary contributors to the year-to-year increase were legal, consulting, and data processing fees incurred at the subsidiary banks.

•	Advertising and marketing expense increased $147 thousand. Cedar Rapids Bank & Trust and Rockford Bank & Trust, as the primary contributors, accounted for 84% of the increase.

•	Occupancy and equipment expense increased $446 thousand. The increase was a reflection of the Company’s investment during 2005 in five new subsidiary bank facilities, in combination with the related costs associated with additional furniture, fixtures and equipment, such as depreciation, maintenance, utilities, and property taxes. However, the year-to-year increase in occupancy and equipment expense was offset by a $344 thousand intercompany elimination of rental income earned by Velie Plantation Holding Company, which had not been a consolidated subsidiary of the Company at December 31, 2005.

•	Loss on disposals/sales of fixed assets decreased $296 thousand. During the third quarter of 2005, in conjunction with Cedar Rapids Bank & Trust’s move into their new main office facility, the Company took a one-time $332 thousand write-off of tenant improvements which had been made to the GreatAmerica Building, which had initially served as that subsidiary’s main office.

•	Other noninterest expense decreased $420 thousand. During 2005, Quad City Bank & Trust incurred $303 thousand of write-downs on the property value of other real estate owned (OREO) and $114 thousand of other expense incurred on OREO property. Also, during the third quarter of 2006, the subsidiary banks re-allocated $236 thousand of accrued noninterest expense into specific accrual categories, such as legal expense and marketing expense.
Income tax expense. The provision for income taxes was $858 thousand for the year ended December 31, 2006 compared to $2.3 million for the year ended December 31, 2005 for a decrease of $1.4 million, or 62%. The decrease was the result of a decrease in income before income taxes of $3.2 million, or 46%, for 2006 when compared to 2005. Primarily due to an increase in the proportionate share of tax-exempt income to total income from year to year, the Company experienced a decrease in the effective tax rate from 31.8% for 2005 to 21.8% for 2006.
2005 compared with 2004
Overview. Net income for 2005 was $4.8 million compared to net income of $5.2 million for 2004 for a decrease of $407 thousand, or 8%. Basic earnings per share for 2005 were $1.06 compared to $1.23 for 2004. The decrease in net income was comprised of an increase in net interest income after provision for loan losses of $3.2 million in combination with an increase in aggregate noninterest income of $1.4 million and a decrease in federal and state income taxes of $222 thousand, offset by an increase in noninterest expenses of $5.1 million. Several factors contributed to the decline in net income from 2004 to 2005. Primary factors included a $2.8 million, or 21%, increase in salaries and employee benefits, an increase in occupancy and equipment expense of 32%, or $1.0 million, and $1.9 million of pretax operating costs associated with the start-up of the new banking operation in Rockford.
Interest income. Interest income grew from $38.0 million for 2004 to $48.7 million for 2005. The 28% increase in interest income was attributable to greater average outstanding balances in interest-earning assets, principally loans receivable, in combination with an improved aggregate asset yield. The average yield on interest earning assets for 2005 was 5.75% compared to 5.22% for 2004.
Interest expense. Interest expense increased by $8.0 million, from $13.3 million for 2004 to $21.3 million for 2005. The 60% increase in interest expense was primarily attributable to an aggregate increase in interest rates, in combination with greater average outstanding balances in interest-bearing liabilities. The average cost on interest bearing liabilities was 2.79% for 2005 compared to 2.09% for 2004.

Provision for loan/lease losses. The provision for loan/lease losses is established based on a number of factors, including the local and national economy and the risk associated with the loans/leases in the portfolio. The Company had an allowance for estimated losses on loans/leases of approximately 1.17% of total gross loans/leases at December 31, 2005, compared to approximately 1.43% of total gross loans at December 31, 2004, and 1.65% at December 31, 2003. The provision for loan/lease losses declined significantly to $877 thousand for 2005, compared to $1.4 million for 2004. During both periods, management made monthly provisions for loan/lease losses based upon a number of factors, principally the increase in loans/leases and a detailed analysis of the loan/lease portfolio. During 2005, the successful resolution of several large credits primarily in Quad City Bank & Trust’s loan/lease portfolio, through foreclosure, payoff, or restructuring, resulted in reductions to both provision expense and the level of allowance for loan/lease losses. During 2005, the net growth in the loan/lease portfolio generated a provision expense of $889 thousand; however, 44%, or $394 thousand, was offset by adjustments to the allowance for estimated losses on loans/leases based on the write-offs, payoffs, or restructures of several large credits within the portfolio. During 2005, there were transfers totaling $169 thousand of loans to other real estate owned. For 2005, commercial loans/leases had total charge-offs of $1.5 million, of which $926 thousand, or 61%, resulted from two customer relationships at Quad City Bank & Trust, and there were $245 thousand of commercial recoveries. Consumer loan charge-offs and recoveries totaled $359 thousand and $90 thousand, respectively, for 2005. For 2005, credit cards accounted for 49% of the consumer loan, net charge-offs. Real estate loans had $160 thousand of charge-offs and $25 thousand of recovery activity during 2005. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality. Management continually focuses its efforts at the subsidiary banks to attempt to improve the overall quality of the Company’s loan/lease portfolio.
Noninterest income. The following table sets forth the various categories of noninterest income for the years ended December 31, 2005 and 2004.
Noninterest Income

	Years ended
	December 30,
	2005	2004	% change
Credit card fees, net of processing costs	$1,782,452	$1,409,237	26.5%
Trust department fees	2,818,832	2,530,907	11.4%
Deposit service fees	1,582,530	1,631,713	(3.0)%
Gains on sales of loans, net	1,254,242	1,149,791	9.1%
Securities losses, net	50	(45,428)	(100.1)%
Gains on sales of foreclosed assets	42,380	—	NA
Earnings on bank-owned life insurance	656,005	627,796	4.5%
Investment advisory and management fees	691,800	509,988	35.7%
Other	1,244,212	867,437	48.3%

Total noninterest income	$10,072,503	$8,681,441	16.0%

Analysis concerning changes in noninterest income for the 2005, when compared to 2004, is as follows:
•	Merchant credit card fees, net of processing costs for 2005 increased by 26% to $1.8 million from $1.4 million for 2004. Through September 2003, Bancard processed ISO-related Visa/Mastercard activity and carried ISO-specific reserves, which provided coverage for the related exposure. In the first and third quarters of 2004, the Company recognized aggregate recoveries of $277 thousand from the reduction of these ISO-specific reserves. For 2004, Bancard’s ISO-related income was $327 thousand, and Bancard’s core merchant credit card fees, net of processing costs, were $1.1 million, which included the expense of specific provisions of $196 thousand that were made for local merchant chargeback losses. For 2005, Bancard’s core merchant credit card fees, net of processing costs, were $1.8 million, which was an improvement of $373 thousand when compared to 2004. Significantly contributing to the 26% increase from year to year were aggregate reversals during 2005 of $134 thousand of specific allocations to the allowance for local merchant chargeback losses, and $118 thousand in recoveries during 2005 of prior period expenses.
•	In 2005, trust department fees grew to $2.8 million from $2.5 million in 2004. The $288 thousand, or 11%, increase from year to year was primarily a reflection of continued development of existing trust relationships and the addition of new trust customers, as well as an improvement in the market values of securities held in trust accounts, when compared to one year ago. Each of these factors had a resulting impact in the calculation and realization of trust fees. Total trust assets under administration were $811.2 million at December 31, 2005 compared to $778.4 million at December 31, 2004.

•	Deposit service fees decreased $49 thousand, or 3%, remaining at $1.6 million for 2005, as well as for 2004. This decrease was primarily a result of the reduction in collected service fees on commercial noninterest bearing demand deposit accounts at Quad City Bank & Trust due to earnings credit rates which more than doubled during 2005. The year-to-date average balance of consolidated noninterest bearing demand deposits at December 31, 2005 decreased $2.6 million from December 31, 2004. Service charges and NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts were the main components of deposit service fees.

•	Gains on sales of loans, net, were $1.2 million for 2005, which reflected an increase of 9%, or $104 thousand, from $1.1 million for 2004. The slight increase was a result of stagnant volumes of residential real estate loan originations from year to year, and the effect on the subsequent sale of the majority of residential mortgages into the secondary market.

•	During 2005, earnings on the cash surrender value of life insurance grew $28 thousand, or 4%, to $656 thousand from $628 thousand for 2005. During the first quarter of 2004, the Company made significant investments in bank-owned life insurance (“BOLI”) on key executives at the two existing subsidiary banks. Quad City Bank & Trust purchased $8.6 million of BOLI, and Cedar Rapids Bank & Trust made a purchase of $3.6 million of BOLI. During 2005, Rockford Bank & Trust purchased $777 thousand of BOLI.

•	Investment advisory and management fees increased $182 thousand from $510 thousand for 2004 to $692 thousand for 2005. The 36% increase from year to year was due to the increased volume of investment services provided by representatives of LPL Financial Services at the subsidiary banks, primarily at Quad City Bank & Trust.

•	For 2005, other noninterest income increased $419 thousand, or 48%, to $1.3 million from $867 thousand for 2004. The increase in 2005 was primarily due to income from affiliated companies. During the first quarter of 2005, one of the Company’s affiliated companies, Nobel Electronic Transfer, LLC, completed a large, one-time sales transaction, which contributed $219 thousand to other noninterest income. Income from affiliated companies, earnings on other assets, Visa check card fees, and ATM fees were primary contributors to other noninterest income during 2005.

Noninterest expenses. The following table sets forth the various categories of noninterest expenses for the years ended December 31, 2005 and 2004.
Noninterest Expenses

	Years ended
	December 31,
	2005	2004	% change
Salaries and employee benefits	$16,458,860	$13,773,439	19.5%
Professional and data processing fees	2,865,064	2,199,984	30.2%
Advertising and marketing	1,221,039	1,014,664	20.3%
Occupancy and equipment expense	4,316,443	3,263,540	32.3%
Stationery and supplies	645,985	543,904	18.8%
Postage and telephone	842,779	684,964	23.0%
Bank service charges	516,537	570,374	(9.4)%
Insurance	594,282	420,080	41.5%
Loss on disposals/sales of fixed assets	332,283	1,048	NA
Loss on redemption of junior subordinated debentures	—	747,490	(100.0)%
Other	1,639,876	1,061,364	54.5%

Total noninterest expenses	$29,433,148	$24,280,851	21.2%

Analysis concerning changes in noninterest expenses for 2005, when compared to 2004, is as follows:
•	For 2005, total salaries and benefits increased to $16.5 million, which was up $2.7 million from the previous year’s total of $13.8 million. The increase of 20% was primarily due to the Company’s increase in compensation and benefits related to an increase in employees from 243 full time equivalents (“FTEs”) to 305 from year-to-year. The staffing of Rockford Bank & Trust created 18 FTEs and 38% of the increase in total salaries and benefits.

•	Professional and data processing fees experienced a 30% increase from $2.2 million for 2004 to $2.9 million for 2005. The $665 thousand increase was primarily the result of legal and other professional fees related to the organization of Rockford Bank & Trust, consulting fees incurred in conjunction with Sarbanes-Oxley compliance work, and increased legal fees incurred at the subsidiary banks.

•	For 2005, advertising and marketing expense increased to $1.2 million from $1.0 million for 2004. The $206 thousand increase was predominately due to the addition of Rockford Bank & Trust, in combination with special promotional events at Quad City Bank & Trust and Cedar Rapids Bank & Trust revolving around the openings of their new facilities.

•	Occupancy and equipment expense increased $1.0 million, or 32%, from year to year. The increase was a proportionate reflection of the Company’s investment in new facilities at the subsidiary banks, in combination with the related costs associated with additional furniture, fixtures and equipment, such as depreciation, maintenance, utilities, and property taxes.

•	As a result of overall growth at the subsidiary banks, in combination with their increased investments in facilities throughout 2005, as well as an increase in the level of directors and officers insurance coverage, insurance expense grew 41% from $420 thousand in 2004 to $594 thousand in 2005.

•	In conjunction with Cedar Rapids Bank & Trust’s move into their new main office facility, the Company took a one-time $332 thousand write-off of tenant improvements which had been made to the GreatAmerica Building, which had initially served as that subsidiary’s main office.

•	Fiscal 2004 reflected a $747 thousand loss on the redemption of the trust preferred securities issued in 1999 at their earliest call date of June 30, 2004. In February 2004, the Company issued $8.0 million in floating rate and $12.0 million in fixed/floating rate trust preferred securities. In connection with this issuance, the Company redeemed, on June 30, 2004, $12.0 million of trust preferred securities originally issued in 1999. Prior to the redemption, the Company had expensed $747 thousand of unamortized issuance costs associated with the 1999 trust preferred securities in March 2004.
•	Other noninterest expense increased $579 thousand to $1.6 million for 2005 from $1.1 million for 2004. The increase was primarily the result of $327 thousand of write-downs on property values of other real estate owned (OREO) at the subsidiary banks, $128 thousand of other expense incurred on OREO property, $442 of other loan expense at the subsidiary banks, and $122 thousand of cardholder program expense at Bancard.
Income tax expense. The provision for income taxes was $2.3 million for 2005 compared to $2.5 million for 2004, a decrease of $222 thousand or 9%. The decrease was primarily attributable to decreased income before income taxes of $551 thousand or 7% for 2005, in combination with a slight decrease in the Company’s effective tax rate for 2005 to 31.9% from 32.4% for 2004.
Financial Condition
Total assets of the Company increased by $229.1 million, or 22%, to $1.27 billion at December 31, 2006 from $1.04 billion at December 31, 2005. Total assets of the Company increased by $172.5 million, or 20%, to $1.04 billion at December 31, 2005 from $870.1 million at December 31, 2004. The growth over these years primarily resulted from an increase in the loan portfolio funded by deposits received from customers and by proceeds from Federal Home Loan Bank advances.
Cash and Cash Equivalent Assets. Cash and due from banks increased by $3.5 million, or 9%, to $42.5 million at December 31, 2006 from $39.0 million at December 31, 2005. Cash and due from banks increased by $17.6 million, or 82%, to $39.0 million at December 31, 2005 from $21.4 million at December 31, 2004. Cash and due from banks represented both cash maintained at the subsidiary banks, as well as funds that the Company and its subsidiaries had deposited in other banks in the form of noninterest-bearing demand deposits. At December 31, 2006 and December 31, 2005, cash maintained at the subsidiary banks totaled $23.0 million and $15.4 million. At December 31, 2006 and December 31, 2005, funds maintained as noninterest-bearing deposits at other banks totaled $19.5 million and $23.5 million.
Federal funds sold are inter-bank funds with daily liquidity. Federal funds sold decreased by $2.2 million to $2.3 million at December 31, 2006 from $4.5 million at December 31, 2005. Federal funds sold increased by $1.6 million to $4.5 million at December 31, 2005 from $2.9 million at December 31, 2004. Fluctuations occur due to a combination of varying demands for Federal funds purchases by Quad City Bank & Trust’s downstream correspondent banks and of varying levels of liquidity at the Company’s subsidiary banks.
Interest-bearing deposits at financial institutions increased by $859 thousand, or 68%, to $2.1 million at December 31, 2006 from $1.3 million at December 31, 2005. Included in interest-bearing deposits at financial institutions are demand accounts, money market accounts, and certificates of deposit. The increase was the result of increases in money market accounts of $955 thousand and a net decrease in certificates of deposit totaling $96 thousand. Interest-bearing deposits at financial institutions decreased by $2.6 million, or 67%, to $1.3 million at December 31, 2005 from $3.9 million at December 31, 2004. The decrease was the result of decreases in money market accounts of $1.8 million and maturities of certificates of deposit totaling $822 thousand.
Investments. Securities increased by $12.4 million, or 7%, to $194.8 million at December 31, 2006 from $182.4 million at December 31, 2005. The net increase was the result of a number of transactions in the securities portfolio. The Company purchased additional securities, classified as available for sale, in the amount of $79.8 million, and there was an increase in unrealized gains on securities available for sale, before applicable income tax of $923 thousand. These increases were partially offset by paydowns of $706 thousand that were received on mortgage-backed securities, proceeds from calls, maturities and redemptions of $62.4 million, proceeds from sales of $4.8 million, net losses of $143 thousand, and the amortization of premiums, net of the accretion of discounts, of $252 thousand.

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
Certain investment securities at Quad City Bank & Trust were purchased with the intent to hold the securities until they mature. These held to maturity securities, comprised of other bonds, were recorded at amortized cost at December 31, 2006, 2005, and 2004. The balance at December 31, 2006 was $350 thousand, which was an increase of $200 thousand from the balance of $150 thousand at December 31, 2005. The December 31, 2005 balance was an increase of $50 thousand from the balance of $100 thousand at December 31, 2004. Market values at December 31, 2005, 2004, and 2003 were $358, $155 thousand, and $108 thousand, respectively.
All of the Company’s, Cedar Rapids Bank & Trust’s and Rockford Bank & Trust’s securities, and a majority of Quad City Bank & Trust’s securities are placed in the available for sale category as the securities may be liquidated to provide cash for operating, investing or financing purposes. These securities were reported at fair value and increased by $12.2 million, or 7%, to $194.4 million at December 31, 2006, from $182.2 million at December 31, 2005. These securities were reported at fair value and increased by $32.8 million, or 22%, to $182.2 million at December 31, 2005, from $149.5 million at December 31, 2004. The amortized cost of such securities at December 31, 2006, 2005, and 2004 was $194.4, $183.1, and $148.4 million.
As of December 31, 2006, there existed no security in the investment portfolio (other than U.S. Government and U.S. Government agency securities) that exceeded 10% of stockholders’ equity at that date.
Loans/leases. Total gross loans/leases receivable increased by $204.5 million, or 27%, to $960.7 million at December 31, 2006 from $756.3 million at December 31, 2005. The increase was the result of the origination or purchase of $515.7 million of commercial business, consumer and real estate loans/leases, less loans transferred to other real estate owned (OREO) of $130 thousand, loan/lease charge-offs, net of recoveries, of $1.6 million and loan/lease repayments or sales of loans of $309.5 million. During 2006, Quad City Bank & Trust contributed $259.5 million, or 50%, Cedar Rapids Bank & Trust contributed $124.4 million, or 24%, Rockford Bank & Trust contributed $96.5 million, or 19%, and M2 Lease Funds contributed $35.3, or 7%, of the Company’s loan/lease originations or purchases. As of December 31, 2006, Quad City Bank & Trust’s legal lending limit was approximately $11.1 million, Cedar Rapids Bank & Trust’s legal lending limit was approximately $4.3 million, and Rockford Bank & Trust’s legal lending limit, which included our Wisconsin operations at that time, was approximately $2.4 million.
At December 31, 2006, no one customer accounted for more than 10% of revenues or loans.
Total gross loans/leases receivable increased by $107.9 million, or 17%, to $756.3 million at December 31, 2005 from $648.4 million at December 31, 2004. The increase was the result of the origination or purchase of $716.9 million of commercial business, consumer and real estate loans/leases, less loans transferred to other real estate owned (OREO) of $169 thousand, loan/lease charge-offs, net of recoveries, of $1.7 million and loan/lease repayments or sales of loans of $607.4 million. Included in purchases, was the acquisition on August 26, 2005 of M2 Lease Fund’s lease portfolio of $32.0 million. During 2005, Quad City Bank & Trust contributed $370.5 million, or 52%, Cedar Rapids Bank & Trust contributed $271.3 million, or 38%, Rockford Bank & Trust contributed $35.7 million, or 5%, and M2 Lease Funds contributed $39.3, or 5%, of the Company’s loan/lease originations or purchases. As of December 31, 2005, Quad City Bank & Trust’s legal lending limit was approximately $9.4 million, Cedar Rapids Bank & Trust’s legal lending limit was approximately $3.5 million, and Rockford Bank & Trust’s legal lending limit was approximately $2.3 million.
Allowance for Loan/Lease Losses. The allowance for estimated losses on loans/leases was $10.6 million at December 31, 2006 compared to $8.9 million at December 31, 2005, for an increase of $1.7 million, or 19%. The allowance for estimated losses on loans/leases was $8.9 million at December 31, 2005 compared to $9.3 million at December 31, 2004, for a decrease of $378 thousand, or 4%. The adequacy of the allowance for estimated losses on loans/leases was determined by management based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions and other factors that, in management’s judgment, deserved evaluation in estimating loan/lease losses. To ensure that an adequate allowance was maintained, provisions were made based on the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly utilizing the percentage allocation method with specific detailed reviews completed on all credits risk-rated less than “fair quality” and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans/leases was monitored by the credit administration staff, and reported to management and the board of directors.
Net charge-offs for the years ended December 31, 2006, 2005, and 2004, were $1.6 million, $1.7 million, and $753 thousand, respectively. One measure of the adequacy of the allowance for estimated losses on loans/leases is the ratio of the allowance to the total loan/lease portfolio. Provisions were made monthly to ensure that an adequate level was maintained. The allowance for estimated losses on loans/leases as a percentage of total gross loans/leases was 1.10% at December 31, 2006, 1.17% at December 31, 2005, and 1.43% at December 31, 2004.
Although management believes that the allowance for estimated losses on loans/leases at December 31, 2006 was at a level adequate to absorb probable losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company            is focusing efforts at its subsidiary banks in an attempt to improve the overall quality of the Company’s loan/lease portfolio. Future events could at any time adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision.
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
Nonaccrual loans/leases were $6.5 million at December 31, 2006 compared to $2.6 million at December 31, 2005, for an increase of $3.9 million, or 154%. The increase in nonaccrual loans/leases was comprised of increases in commercial loans of $3.8 million and real estate loans of $160 thousand, and a decrease in consumer loans of $30 thousand. Nonaccrual commercial loans totaled $5.5 million, of which $4.0 million was due to a single large lending relationship at Quad City Bank & Trust. Nonaccrual loans at December 31, 2006 represented less than 1% of the Company’s held for investment loan portfolio. At December 31, 2006, 82% of the Company’s nonaccrual loans/leases were held in Quad City Bank & Trust’s portfolio, 13% were held in M2 Lease Funds’ portfolio, and 5% were held in Cedar Rapids Bank & Trust’s portfolio.
Nonaccrual loans/leases were $2.6 million at December 31, 2005 compared to $7.6 million at December 31, 2004, for a decrease of $5.0 million, or 66%. The decrease in nonaccrual loans/leases was comprised of decreases in commercial loans of $4.9 million and real estate loans of $205 thousand, and an increase in consumer loans of $69 thousand. Nonaccrual commercial loans totaled $1.7 million, of which $1.5 million was due to three large lending relationships at Quad City Bank & Trust. Nonaccrual loans at December 31, 2005 represented 0.3% of the Company’s held for investment loan portfolio. All of the Company’s nonaccrual loans were located in the loan portfolio at Quad City Bank & Trust. None of the loans in the loan portfolios at Cedar Rapids Bank & Trust or Rockford Bank & Trust were in nonaccrual status at December 31, 2005.
As of December 31, 2006, 2005, and 2004, past due loans of 30 days or more amounted to $8.2 million, $8.7 million, and $10.2 million, respectively. Past due loans as a percentage of gross loans receivable were 0.9% at December 31, 2006, 1.2% at December 31, 2005, and 1.6 % at December 31, 2004.

During 2006, the Company transferred $130 thousand from the loan portfolio into other real estate owned. At December 31, 2006, $93 thousand of other real estate was held at Quad City Bank & Trust. No assets were held in other real estate owned at Cedar Rapids Bank & Trust or Rockford Bank & Trust at December 31, 2006. During 2005, the Company transferred $169 thousand from the loan portfolio into other real estate owned. At December 31, 2005, $545 thousand of other real estate was held at Quad City Bank & Trust. No assets were held in other real estate owned at Cedar Rapids Bank & Trust or Rockford Bank & Trust at December 31, 2005. During 2004, the Company transferred $1.9 million from the loan portfolio into other real estate owned. At December 31, 2004, $1.4 million was held at Quad City Bank & Trust and $506 thousand was held at Cedar Rapids Bank & Trust.
Other Assets. Premises and equipment increased by $6.9 million, or 27%, to $32.5 million at December 31, 2006 from $25.6 million at December 31, 2005. This increase resulted primarily from $4.0 million in construction costs incurred for Rockford Bank & Trust’s first branch facility, which opened in November 2006, in combination with a $4.0 million real estate acquisition, resulting from a majority ownership in Velie Plantation Holding Company at December 31, 2006. Additionally, there were Company purchases of additional furniture, fixtures and equipment of $1.3 million offset by $2.4 million of depreciation expense. Additional information regarding the composition of this account and related accumulated depreciation is described in Note 5 to the consolidated financial statements.
Premises and equipment increased by $7.5 million, or 42%, to $25.6 million at December 31, 2005 from $18.1 million at December 31, 2004. During the year, there were purchases of additional land, furniture, fixtures and equipment and leasehold improvements of $9.8 million, which were partially offset by both depreciation expense of $2.0 million and a one-time $332 thousand write-off of Cedar Rapids Bank & Trust tenant improvements made to the Great America Building, which had initially served as that subsidiary’s main office, but was vacated during the year.
In September 2003, the Company announced plans for a fifth Quad City Bank & Trust banking facility, to be located in west Davenport at Five Points. Costs incurred during 2005 were $1.2 million, and total costs were approximately $3.6 million, when the facility was completed and began operations in March 2005. In February 2004, Cedar Rapids Bank & Trust announced plans to build a facility in downtown Cedar Rapids. The Bank’s main office was relocated to this site in July 2005. Costs for this facility during 2005 were $4.0 million, and total costs for this project were $6.7 million. Cedar Rapids Bank & Trust also completed construction of a branch office located on Council Street, which opened for business in June 2005. The Company has incurred costs for this project of $1.7 million during 2005 and $2.4 million in total. During 2005, costs associated with the establishment of the full-service banking facility in leased space in downtown Rockford, which opened as the Company’s third bank subsidiary on January 3, 2005, were $259 thousand, and total costs were $472 thousand. In the third quarter of 2005, Rockford Bank & Trust moved forward with plans for a second banking location on Guilford Road at Alpine Road in Rockford. A temporary modular facility opened in December 2005. During 2005, $1.5 million of initial costs were incurred on the construction of a 20,000 square foot permanent facility, which was completed in 2006.
On August 26, 2005, Quad City Bank & Trust acquired 80% of the membership units of M2 Lease Funds. The purchase price of $5.0 million resulted in $3.2 million in goodwill. In accordance with the provisions of FAS statement 142, goodwill is not being amortized, but is evaluated annually for impairment.
Accrued interest receivable on loans, securities, and interest-bearing deposits at financial institutions increased by $2.4 million, or 48%, to $7.2 million at December 31, 2006 from $4.8 million at December 31, 2005. Accrued interest receivable on loans, securities, and interest-bearing deposits at financial institutions increased by $777 thousand, or 19%, to $4.8 million at December 31, 2005 from $4.1 million at December 31, 2004. Increases were due to a combination of greater average outstanding balances in interest-bearing assets, as well as increased average yields on interest-bearing assets.
Bank-owned life insurance (“BOLI”) increased by $1.5 million from $17.4 million at December 31, 2005 to $18.9 million at December 31, 2006. BOLI increased by $1.5 million from $15.9 million at December 31, 2004 to $17.4 million at December 31, 2005. Banks may generally buy BOLI as a financing or cost recovery vehicle for pre-and post-retirement employee benefits. During 2004, the subsidiary banks purchased $8.0 million of BOLI to finance the expenses associated with the establishment of supplemental retirement benefits plans (“SERPs”) for the executive officers. Additionally in 2004, the subsidiary banks purchased BOLI totaling $4.2 million on the lives of a number of senior management personnel for the purpose of funding the expenses of new deferred compensation arrangements for senior officers. During the first quarter of 2005, Rockford Bank & Trust purchased $777 thousand of BOLI. During the 2006, Quad City Bank & Trust purchased an additional $751 thousand of BOLI. These purchases combined with existing BOLI, resulted in each subsidiary bank holding investments in BOLI policies near the regulatory maximum of 25% of capital. As the owners and beneficiaries of these holdings, the banks monitor the associated risks, including diversification, lending-limit, concentration, interest rate risk, credit risk, and liquidity. Quarterly financial information on the insurance carriers is provided to the Company by its compensation-consulting firm. Benefit expense associated with the supplemental retirement benefits and deferred compensation arrangements was $533 thousand and $269 thousand, respectively, for 2006. The announcement early in 2006 of a senior officer’s planned retirement in 2009 resulted in accelerated accruals to each of these executive compensation programs. Earnings on BOLI totaled $759 thousand for 2006. Benefit expense associated with both the supplemental retirement benefits and deferred compensation arrangements was $176 thousand and $170 thousand, respectively, for 2005. Earnings on BOLI totaled $656 thousand for 2005.
Other assets increased by $888 thousand, or 5%, to $18.0 million at December 31, 2006 from $17.1 million at December 31, 2005. The largest components of other assets at December 31, 2006 were $10.3 million in Federal Reserve Bank and Federal Home Loan Bank stocks, $3.8 million in deferred tax assets, $1.7 million in various prepaid expenses, $1.2 million in net equity in unconsolidated subsidiaries and $679 thousand in accrued trust department fees. Other assets increased by $1.9 million, or 13%, to $17.1 million at December 31, 2005 from $15.2 million at December 31, 2004. The largest components of other assets at December 31, 2005 were $8.8 million in Federal Reserve Bank and Federal Home Loan Bank stocks, $3.7 million in deferred tax assets, $1.7 million in various prepaid expenses, $1.1 million in net equity in unconsolidated subsidiaries and $545 thousand in net other real estate owned (OREO). At both December 31, 2006 and 2005, other assets also included net other real estate owned (OREO), accrued trust department fees, and other miscellaneous receivables.
Deposits. Deposits increased by $176.9 million, or 25%, to $875.4 million at December 31, 2006 from $698.5 million at December 31, 2005. The increase resulted from a $67.7 million net increase in non-interest bearing, NOW, money market and savings accounts combined with a $109.2 million net increase in interest-bearing certificates of deposit. The subsidiary banks experienced a net increase in brokered certificates of deposit of $35.4 million during 2006.
United Fire Group accounted for 10%, or $87.7 million, of the Company’s consolidated deposits at December 31, 2006.
Deposits increased by $110.5 million, or 19%, to $698.5 million at December 31, 2005 from $588.0 million at December 31, 2004. The increase resulted from a $95.9 million net increase in non-interest bearing, NOW, money market and savings accounts combined with a $14.6 million net increase in interest-bearing certificates of deposit. The subsidiary banks experienced a net increase in brokered certificates of deposit of $7.2 million during 2005.
Short-term Borrowings. Short-term borrowings increased by $4.2 million, or 4%, from $107.5 million as of December 31, 2005 to $111.7 million as of December 31, 2006. Short-term borrowings increased by $2.7 million, or 3%, from $104.8 million as of December 31, 2004 to $107.5 million as of December 31, 2005. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. Short-term borrowings were comprised of customer repurchase agreements of $62.3 million, $54.7 million, and $47.6 million at December 31, 2006, 2005, and 2004, respectively, as well as federal funds purchased from correspondent banks of $49.4 million at December 31, 2006, $52.8 million at December 31, 2005, and $57.2 million at December 31, 2004.
FHLB Advances and Other Borrowings. FHLB advances increased $21.9 million, or 17%, from $130.0 million as of December 31, 2005 to $151.9 million as of December 31, 2006. FHLB advances increased $38.0 million, or 41%, from $92.0 million as of December 31, 2004 to $130.0 million as of December 31, 2005. As of December 31, 2006, the subsidiary banks held $8.5 million of FHLB stock in aggregate. As a result of their memberships in the FHLB of Des Moines and Chicago, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. The subsidiary banks utilized FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provided a less costly source of funds than customer deposits.
Other borrowings decreased $7.0 million, or 65%, from $10.8 million at December 31, 2005 to $3.8 million at December 31, 2006. In February 2006, with proceeds from the issuance of the trust preferred securities of Trust V, the

Company made a payment to reduce the balance on a line of credit at an upstream correspondent bank by $10.0 million. In March 2006, the Company drew an advance of $8.5 million, primarily to provide $3.0 million of additional capital to Quad City Bank & Trust and $4.5 million of additional capital to Cedar Rapids Bank & Trust for capital maintenance purposes at each of these subsidiaries. During the third quarter of 2006, the Company drew additional advances totaling $6.0 million, primarily to provide $3.2 million of additional capital to Quad City Bank & Trust and $1.5 million of additional capital to Rockford Bank & Trust for capital maintenance purposes at each of these subsidiaries. During the fourth quarter of 2006, with proceeds from the issuance $12.9 million of noncumulative perpetual preferred stock, the Company reduced the balance on the line of credit by $12.5 million. In December 2006, the Company drew an additional $1.0 million for general corporate purposes.
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
Junior subordinated debentures increased $10.3 million, or 40%, from $25.8 million at December 31, 2005 to $36.1 million at December 31, 2006. On February 4, 2006, the Company issued $10,000,000 of fixed/floating rate capital securities through a newly formed subsidiary, QCR Holdings Statutory Trust V (“Trust V”). Trust V is a 100% owned non-consolidated subsidiary of the Company. Trust V used the proceeds from the sale of the trust preferred securities, along with the funds from its equity, to purchase junior subordinated debentures of the Company in the amount of $10.3 million.
Junior subordinated debentures increased $5.2 million, or 25%, from $20.6 million at December 31, 2004 to $25.8 million at December 31, 2005. On May 5, 2005, the Company issued $5,000,000 of floating rate capital securities through a newly formed subsidiary, QCR Holdings Statutory Trust IV (“Trust IV”). Trust IV is a 100% owned non-consolidated subsidiary of the Company. Trust IV used the proceeds from the sale of the trust preferred securities, along with the funds from its equity, to purchase junior subordinated debentures of the Company in the amount of $5.2 million. Additional information regarding the composition of this account is described in Note 10 to the consolidated financial statements.
Other liabilities increased by $5.6 million, or 37%, to $20.6 million as of December 31, 2006 from $15.0 million as of December 31, 2005. The increase was primarily due to the increased balances in accounts payable leases and accrued interest payable. Other liabilities increased by $7.1 million, or 90%, to $15.0 million as of December 31, 2005 from $7.9 million as of December 31, 2004. The increase was primarily due to $3.6 million in accounts payable leases that was a portion of the acquisition of M2 Lease Funds. In the normal course of business, M2 Lease Funds often makes arrangements with vendors to pay for asset purchases in installments over periods of time, primarily less than one year. Other liabilities were comprised of unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At December 31, 2006 and December 31, 2005, the largest single component of other liabilities was accounts payable leases of $6.4 million and accrued expenses of $4.5 million, respectively.
Stockholders’ Equity. In the fourth quarter of 2006, the Company issued 268 shares of Series B Non Cumulative Perpetual Preferred Stock at $50 thousand per share for a total of $12.9 million with a stated rate of 8.00%. The Preferred Shares will accrue no dividends,and dividends will be payable on the Preferred Shares only if declared. The capital raised was used to pay down the balance on the Company’s line of credit.
Common stock of $4.5 million as of December 31, 2005 increased by $29 thousand, or less than 1%, to $4.6 million at December 31, 2006. The slight increase was the net result of stock issued from the net exercise of stock options and stock purchased under the employee stock purchase plan. Common stock of $4.5 million as of December 31, 2004 increased by $34 thousand, or 1%, to remain at $4.5 million at December 31, 2005. The slight increase was the result of stock issued from the net exercise of stock options and stock purchased under the employee stock purchase plan.

Additional paid-in capital increased to $34.3 million as of December 31, 2006 from $20.8 million at December 31, 2005. The increase of $13.5 million, or 65%, resulted primarily from $12.9 million in proceeds received in excess of the $1.00 per share par value for the 268 shares of Preferred Stock issued. Also contributing to the increase in additional paid-in capital, were proceeds received in excess of the $1.00 per share par value for the 29,405 net shares of common stock issued as the result of the exercise of stock options and purchases of stock under the employee stock purchase plan. Additional paid-in capital increased to $20.8 million as of December 31, 2005 from $20.3 million at December 31, 2004. The increase of $447 thousand, or 2%, resulted primarily from proceeds received in excess of the $1.00 per share par value for the 34,494 net shares of common stock issued as the result of the exercise of stock options and purchases of stock under the employee stock purchase plan.
Retained earnings increased by $2.3 million, or 8%, to $32.0 million at December 31, 2006 from $29.7 million at December 31, 2005. The increase reflected net income for the fiscal year reduced by a combination of $364 thousand in common dividends declared during 2006 and $164 thousand in preferred dividends declared in December 2006. A cash dividend of $0.04 was paid in July 2006. On October 26, 2006, the board of directors declared a cash dividend of $0.04 per share payable on January 5, 2007, to stockholders of record on December 22, 2006. Retained earnings increased by $4.4 million, or 18%, to $29.7 million at December 31, 2005 from $25.3 million at December 31, 2004. The increase reflected net income for the year reduced by the $362 thousand in dividends declared during 2005. On April 28, 2005, the board of directors declared a cash dividend of $0.04 payable on July 6, 2005, to stockholders of record on June 15, 2005. On October 27, 2005, the board of directors declared a cash dividend of $0.04 per share payable on January 6, 2006, to stockholders of record on December 23, 2005.
Accumulated other comprehensive income was $28 thousand as of December 31, 2006 compared to a loss of $567 thousand as of December 31, 2005. The increase was attributable to the increase during the period in the fair value of the securities identified as available for sale, primarily as a result of the relatively unchanged market interest rates during 2006. Accumulated other comprehensive loss was $567 thousand as of December 31, 2005, compared to $669 thousand of accumulated other comprehensive income as of December 31, 2004. The turnaround from comprehensive income to loss was attributable to the decrease during the period in the fair value of the securities identified as available for sale, primarily as a result of the steady climb in market interest rates.
Liquidity and Capital Resources
Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $47.0 million at December 31, 2006, $44.7 million at December 31, 2005, and $28.1 million at December 31, 2004. The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.
The liquidity of the Company is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, comprised predominately of the increase in other liabilities, was $7.2 million for 2006 compared to net cash provided by operating activities, primarily net income and net proceeds on the sale of loans, of $9.6 million for 2005. Net cash provided by operating activities, comprised predominately of net income and net proceeds on the sale of loans, was $9.6 million for 2005 compared to $7.4 million for 2004. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $222.9 million for 2006 and $127.7 million for 2005, comprised predominately of loan originations and the purchase of securities. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $127.7 million for 2005 and $165.1 million for 2004. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from Federal Home Loan Bank advances, was $219.2 million for 2006 compared to $135.8 million, comprised predominately of growth in deposits and proceeds from Federal Home Loan Bank advances for 2005. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from Federal Home Loan Bank advances, was $135.8 million for 2005 compared to $154.6 million, comprised predominately of growth in deposits and proceeds from short-term borrowings, for 2004.

At December 31, 2006, the subsidiary banks had fourteen lines of credit totaling $104.5 million, of which $13.0 million was secured and $91.5 million was unsecured. At December 31, 2006, the subsidiary banks were not drawn on any of these available lines. At December 31, 2006, the Company had a $15.0 million unsecured revolving credit note with a maturity date of April 6, 2007. In April 2006, a single 364-day revolving note was written in substitution and replacement of the two existing notes, which were a 364-day revolving note for $10.0 million maturing on December 21, 2006 and a 3-year revolving note for $5.0 million, maturing on December 30, 2007. At December 31, 2006, the replacement note carried a balance outstanding of $3.5 million. Interest is payable monthly at the Federal Funds rate plus 1% per annum, as defined in the credit agreement. As of December 31, 2006, the interest rate on the replacement note was 6.25%.
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
On February 24, 2006, the Company issued of $10.0 million of fixed/floating rate capital securities of QCR Holdings Statutory Trust V. The securities issued by Trust V mature in thirty years, but are callable at par after five years. The trust preferred securities have a fixed rate of 6.62%, payable quarterly, for five years, at which time they have a variable rate based on the three-month LIBOR plus 1.55%, reset and payable quarterly. Trust V used the $10.0 million of proceeds from the sale of the trust preferred securities, in combination with $310 thousand of proceeds from its own equity to purchase $10.3 million of junior subordinated debentures of the Company. The Company incurred no issuance costs as a result of the transaction. The Company used the net proceeds for general corporate purposes, including the paydown of its other borrowings.
In the first quarter of 2007, the Company opened a private placement offering of common stock in connection with the addition of the Wisconsin-chartered bank. The Company is offering up to $3,000,000 of common stock, net of expenses. The total number of shares offered is 182,353 at an offering price of $17.00 per share. The offering terminates on March 31, 2007. The Company intends to use the net proceeds for general corporate purposes, including the paydown of its other borrowings.

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the banks upon extension of credit, is based upon management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2006 and 2005, no amounts had been recorded as liabilities for the banks’ potential obligations under these guarantees.
As of December 31, 2006 and 2005, commitments to extend credit aggregated $459.3 million and $385.8 million, respectively. As of December 31, 2006 and 2005, standby letters of credit aggregated $18.6 million and $15.2 million, respectively. Management does not expect that all of these commitments will be funded.
The Company had also executed contracts for the sale of mortgage loans in the secondary market in the amount of $6.2 million and $2.6 million as of December 31, 2006 and 2005, respectively. These amounts were included in loans held for sale at the respective balance sheet dates.
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as, breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $39.7 million and $43.4 million of sold residential mortgage loans with recourse provisions still in effect at December 31, 2006 and December 31, 2005, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2006, 2005 or 2004. In the opinion of management, the risk of recourse to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.
During 2004, Quad City Bank & Trust joined the Federal Home Loan Bank’s (FHLB) Mortgage Partnership Finance (MPF) Program, which offers a “risk-sharing” alternative to selling residential mortgage loans to investors in the secondary market. Lenders funding mortgages through the MPF Program manage the credit risk of the loans they originate. The loans are funded by the FHLB and held within their portfolio, thereby managing the liquidity, interest rate, and prepayment risks of the loans. Lenders participating in the MPF Program receive monthly credit enhancement fees for managing the credit risk of the loans they originate. Any credit losses incurred on those loans will be absorbed first by private mortgage insurance, second by an allowance established by the FHLB, and third by withholding monthly credit enhancements due to the participating lender. At both December 31, 2006 and 2005, Quad City Bank & Trust had funded $13.8 million of mortgages through the FHLB’s MPF Program with an attached credit exposure of

$279 thousand. In conjunction with its participation in this program, Quad City Bank & Trust had both a credit enhancement receivable and a credit enhancement liability for $31 thousand at December 31, 2006. In conjunction with its participation in this program, Quad City Bank & Trust had an allowance for credit losses on these off-balance sheet exposures of $48 thousand at December 31, 2005.
Bancard is subject to the risk of cardholder chargebacks and its merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant. Throughout 2006 monthly provisions were made to the allowance for chargeback losses based on the dollar volumes of merchant credit card and related chargeback activity. For the year ended December 31, 2006, monthly provisions were made totaling $4 thousand. At December 31, 2006 and 2005, Bancard had a merchant chargeback reserve of $81 thousand and $77 thousand, respectively. Management will continually monitor merchant credit card volumes, related chargeback activity, and Bancard’s level of the allowance for chargeback losses.
The Company also has a limited guarantee to MasterCard International Incorporated, which is backed by a $750 thousand letter of credit from Northern Trust Company. As of December 31, 2006 and 2005, there were no significant pending liabilities.
Aside from cash on-hand and in-vault, the majority of the Company’s cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $7.0 million and $9.8 million as of December 31, 2006 and 2005, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.
In an arrangement with Goldman, Sachs and Company, Cedar Rapids Bank & Trust offers a cash management program for select customers. Using this cash management tool, the customer’s demand deposit account performs like an investment account. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund distributed by Goldman Sachs. As with a traditional demand deposit account, customers retain complete check-writing and withdrawal privileges. If the demand deposit account balance drops below the predetermined threshold, funds are automatically swept back from the money market fund at Goldman Sachs to the account at Cedar Rapids Bank & Trust to maintain the required minimum balance. Balances swept into the money market funds are not bank deposits, are not insured by any U.S. government agency, and do not require cash reserves to be set against the balances. At December 31, 2006 and December 31, 2005, the Company had $23.5 million and $36.1 million, respectively, of customer funds invested in this cash management program.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due by Period
	(in thousands)
Description and		One year			After 5
Note reference	Total	Or less	1-3 years	4-5 years	years

Deposits without a stated maturity	$458,569	$458,569	$—	$—	$—
Certificates of deposits (6)	416,878	332,666	54,574	29,638	—
Short-term borrowings (7)	111,684	111,684	—	—	—
Federal Home Loan Bank advances (8)	151,859	42,200	29,300	16,100	64,259
Other borrowings (9)	3,762	3,762	—	—	—
Junior subordinated debentures (10)	36,085	—	—	—	36,085
Rental commitments (5)	4,352	552	1,107	1,029	1,664
Purchase obligations (16)	—	—	—	—	—
Operating contracts (16)	4,190	1,738	2,379	69	4

Total contractual cash obligations	$1,187,379	$951,171	$87,360	$46,836	$102,012

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had no purchase obligations at December 31, 2006. The Company’s operating contract obligations represent short and long-term lease payments for data processing equipment and services, software, and other equipment and professional services.
Impact of Inflation and Changing Prices
The consolidated financial statements and the accompanying notes have been prepared in accordance with Generally Accepted Accounting Principles, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.
Impact of New Accounting Standards
In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS 109, “Accounting for

Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this Interpretation in the first quarter of 2007.
In September 2006, the FASB ratified Emerging Issues Task Force 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee, and will be effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of the adoption of EITF 06-4.
FORWARD LOOKING STATEMENTS
This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” ”bode,” ”predict,” “suggest,” “project,” “appear,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” “likely,” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.
The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of this Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:
•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

•	The costs, effects and outcomes of existing or future litigation.

•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

•	These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company, like other financial institutions, is subject to direct and indirect market risk. Direct market risk exists from changes in interest rates. The Company’s net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.
In an attempt to manage its exposure to changes in interest rates, management monitors the Company’s interest rate risk. Each subsidiary bank has an asset/liability management committee of the board of directors that meets quarterly to review the bank’s interest rate risk position and profitability, and to make or recommend adjustments for consideration by the full board of each bank . Management also reviews the subsidiary banks’ securities portfolios, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.
In adjusting the Company’s asset/liability position, the board and management attempt to manage the Company’s interest rate risk while maintaining or enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long-term and short-term interest rates, market conditions and competitive factors, the board and management may decide to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin. The Company’s results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-term and short-term interest rates.
One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 200 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at December 31, 2006 demonstrated a 3.64% decrease in interest income with a 200 basis point increase in interest rates, and a 1.41% increase in interest income with a 200 basis point decrease in interest rates. Both simulations are within the board-established policy limits of a 10% decline in value.
Interest rate risk is the most significant market risk affecting the Company. For that reason, the Company engages the assistance of a national consulting firm and their risk management system to monitor and control the Company’s interest rate risk exposure. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

Item 8. Financial Statements
QCR Holdings, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
QCR Holdings, Inc.
Moline, Illinois
We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QCR Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting and an unqualified opinion on the effectiveness of QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting.
Davenport, Iowa
March 15, 2007
McGladrey & Pullen, LLP is a member firm of RSM International –
an affiliation of separate and independent legal entities.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005

Assets
Cash and due from banks	$42,502,770	$38,956,627
Federal funds sold	2,320,000	4,450,000
Interest-bearing deposits at financial institutions	2,130,096	1,270,666

Securities held to maturity, at amortized cost	350,000	150,000
Securities available for sale, at fair value (Note 3)	194,423,893	182,214,719

	194,773,893	182,364,719

Loans receivable, held for sale (Note 4)	6,186,632	2,632,400
Loans/leases receivable, held for investment (Note 4)	954,560,692	753,621,630

	960,747,324	756,254,030
Less allowance for estimated losses on loans/leases (Note 4)	10,612,082	8,883,855

	950,135,242	747,370,175

Premises and equipment, net (Note 5)	32,524,840	25,621,741
Goodwill	3,222,688	3,222,688
Accrued interest receivable	7,160,298	4,849,378
Bank-owned life insurance	18,877,526	17,367,660
Other assets	18,027,603	17,139,874

Total assets	$1,271,674,956	$1,042,613,528

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$124,184,486	$114,176,434
Interest-bearing	751,262,781	584,327,465

Total deposits (Note 6)	875,447,267	698,503,899

Short-term borrowings (Note 7)	111,683,951	107,469,851
Federal Home Loan Bank advances (Note 8)	151,858,749	130,000,854
Other borrowings (Note 9)	3,761,636	10,764,914
Junior subordinated debentures (Note 10)	36,085,000	25,775,000
Other liabilities	20,592,953	14,981,346

Total liabilities	1,199,429,556	987,495,864

Minority interest in consolidated subsidiaries	1,362,820	650,965

Commitments and Contingencies (Note 16)

Stockholders’ Equity (Note 14):
Preferred stock, stated value of $1 and stated dividend rate of 8.00% per share; shares authorized 250,000	268	—
December 2006 — 268 shares issued and outstanding
December 2005 — 0 shares issued and outstanding
Common stock, $1 par value; shares authorized 10,000,000	4,560,629	4,531,224
December 2006 — 4,560,629 shares issued and outstanding
December 2005 — 4,531,224 shares issued and outstanding
Additional paid-in capital	34,293,511	20,776,254
Retained earnings	32,000,213	29,726,700
Accumulated other comprehensive income (loss)	27,959	(567,479)

Total stockholders’ equity	70,882,580	54,466,699

Total liabilities and stockholders’ equity	$1,271,674,956	$1,042,613,528

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004

Interest and dividend income:
Loans/leases, including fees	$60,098,090	$42,427,118	$33,111,498
Securities:
Taxable	6,995,972	5,345,980	4,067,826
Nontaxable	914,128	579,817	571,405
Interest-bearing deposits at financial institutions	319,491	129,460	224,293
Federal funds sold	475,345	205,893	41,818

Total interest and dividend income	68,803,026	48,688,268	38,016,840

Interest expense:
Deposits	27,064,755	12,842,421	6,852,108
Short-term borrowings	3,169,069	2,181,997	1,208,494
Federal Home Loan Bank advances	5,609,114	4,168,077	3,464,122
Other borrowings	574,517	501,241	159,165
Junior subordinated debentures	2,489,879	1,587,049	1,640,879

Total interest expense	38,907,334	21,280,785	13,324,768

Net interest income	29,895,692	27,407,483	24,692,072
Provision for loan/lease losses (Note 4)	3,284,242	877,084	1,372,208

Net interest income after provision for loan/lease losses	26,611,450	26,530,399	23,319,864

Noninterest income:
Merchant credit card fees, net of processing costs	1,947,984	1,782,452	1,409,237
Trust department fees	3,049,440	2,818,832	2,530,907
Deposit service fees	1,928,246	1,582,530	1,631,713
Gains on sales of loans, net	991,536	1,254,242	1,149,791
Securities gains (losses), net	(142,866)	50	(45,428)
Gains on sales of foreclosed assets	664,223	42,380	—
Earnings on bank-owned life insurance	759,100	656,005	627,796
Investment advisory and management fees	1,216,350	691,800	509,988
Other	1,569,092	1,244,212	867,437

Total noninterest income	11,983,105	10,072,503	8,681,441

Noninterest expenses:
Salaries and employee benefits	21,262,541	16,458,860	13,773,439
Professional and data processing fees	3,192,326	2,865,064	2,199,984
Advertising and marketing	1,367,545	1,221,039	1,014,664
Occupancy and equipment expense	4,762,827	4,316,443	3,263,540
Stationery and supplies	670,915	645,985	543,904
Postage and telephone	961,394	842,779	684,964
Bank service charges	583,687	516,537	570,374
Insurance	612,058	594,282	420,080
Loss on disposals/sales of fixed assets	36,305	332,283	1,048
Loss on redemption of junior subordinated debentures	—	—	747,490
Other	1,219,386	1,639,876	1,061,364

Total noninterest expenses	34,668,984	29,433,148	24,280,851

Income before income taxes	3,925,571	7,169,754	7,720,454
Federal and state income taxes (Note 11)	857,842	2,282,201	2,503,782

Income before minority interest in net income of consolidated subsidiaries	3,067,729	4,887,553	5,216,672
Minority interest in income of consolidated subsidiaries	265,524	77,538	—

Net Income	$2,802,205	$4,810,015	$5,216,672

Net Income	$2,802,205	$4,810,015	$5,216,672
Less: preferred stock dividends	164,373	—	—

Net income available to common stockholders	$2,637,832	$4,810,015	$5,216,672

Earnings per common share (Note 15):
Basic	$0.57	$1.06	$1.23
Diluted	$0.57	$1.04	$1.20
Weighted average common shares outstanding	4,609,626	4,518,162	4,234,345
Weighted average common and common equivalent shares outstanding	4,653,229	4,616,556	4,344,765

Cash dividends declared per common share	$0.08	$0.08	$0.08
See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2006, 2005, and 2004

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, December 31, 2003	—	3,132,752	16,875,106	20,866,749	1,802,664	(854,536)	41,822,735
Comprehensive income:
Net income	—	—	—	5,216,672	—	—	5,216,672
Other comprehensive (loss), net of tax (Note 2)	—	—	—	—	(1,133,293)	—	(1,133,293)

Comprehensive income							4,083,379

Retirement of 90,219 treasury shares, April 30, 2004	—	(60,146)	(341,028)	(453,362)	—	854,536	—
3:2 common stock split, May 28, 2004	—	1,133,019	(1,133,019)	(2,549)	—	—	(2,549)
Proceeds from issuance of 250,506 shares of common stock	—	250,506	4,537,713	—	—	—	4,788,219
Cash dividends declared, $0.08 per share	—	—	—	(348,844)	—	—	(348,844)
Proceeds from issuance of 9,057 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan (Note 13)	—	9,057	127,653	—	—	—	136,710
Proceeds from issuance of 38,604 shares of common stock as a result of stock options exercised (Note 14)	—	38,604	206,636	—	—	—	245,240
Exchange of 7,062 shares of common stock in connection with options exercised	—	(7,062)	(134,276)	—	—	—	(141,338)
Tax benefit of nonqualified stock options exercised	—	—	190,248	—	—	—	190,248

Balance, December 31, 2004	—	4,496,730	20,329,033	25,278,666	669,371	—	50,773,800
Comprehensive income:
Net income	—	—	—	4,810,015	—	—	4,810,015
Other comprehensive (loss), net of tax (Note 2)	—	—	—	—	(1,236,850)	—	(1,236,850)

Comprehensive income							3,573,165

Cash dividends declared, $0.08 per share	—	—	—	(361,981)	—	—	(361,981)
Proceeds from issuance of 10,584 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan (Note 13)	—	10,584	181,458	—	—	—	192,042
Proceeds from issuance of 25,335 shares of common stock as a result of stock options exercised (Note 13)	—	25,335	167,764	—	—	—	193,099
Exchange of 1,425 shares of common stock in connection with options exercised	—	(1,425)	(27,994)	—	—	—	(29,419)
Tax benefit of nonqualified stock options exercised	—	—	125,993	—	—	—	125,993

Balance, December 31, 2005	$—	$4,531,224	$20,776,254	$29,726,700	$(567,479)	$—	$54,466,699
Comprehensive income:
Net income	—	—	—	2,802,205	—	—	2,802,205
Other comprehensive income, net of tax (Note 2)	—	—	—	—	595,438	—	595,438

Comprehensive income							3,397,643

Common cash dividends declared, $0.08 per share	—	—	—	(364,319)	—	—	(364,319)
Preferred cash dividends declared	—	—	—	(164,373)	—	—	(164,373)
Proceeds from issuance of 268 shares of preferred stock	268	—	12,884,146	—	—	—	12,884,414
Proceeds from issuance of 14,552 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan (Note 13)	—	14,552	223,901	—	—	—	238,453
Proceeds from issuance of 16,221 shares of common stock as a result of stock options exercised (Note 13)	—	16,221	109,522	—	—	—	125,743
Exchange of 1,368 shares of common stock in connection with options exercised	—	(1,368)	(23,458)	—	—	—	(24,826)
Tax benefit of nonqualified stock options exercised	—	—	37,795	—	—	—	37,795
Stock compensation expense	—	—	285,351	—	—	—	285,351

Balance, December 31, 2006	$268	$4,560,629	$34,293,511	$32,000,213	$27,959	$—	$70,882,580

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004

Cash Flows from Operating Activities:
Net income	$2,802,205	$4,810,015	$5,216,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,395,174	2,008,773	1,475,453
Provision for loan/lease losses	3,284,242	877,084	1,372,208
Deferred income taxes	(394,934)	(109,452)	(185,676)
Amortization of offering costs on subordinated debentures	14,317	14,317	17,933
Loss on redemption of junior subordinated debentures	—	—	747,490
Stock-based compensation expense	171,125	—	—
Minority interest in income of consolidated subsidiaries	265,524	77,538	—
Gain on sale of foreclosed assets	(664,223)	(42,380)	—
Amortization of premiums on securities, net	252,457	524,808	983,256
Investment securities losses (gains), net	142,866	(50)	45,428
Loans originated for sale	(87,721,100)	(98,719,913)	(83,176,326)
Proceeds on sales of loans	85,161,720	100,840,794	84,617,339
Net gains on sales of loans	(991,536)	(1,254,242)	(1,149,791)
Net losses on disposals/sales of premises and equipment	36,305	332,283	1,048
Tax benefit of nonqualified stock options exercised	—	125,993	190,248
Increase in accrued interest receivable	(2,310,920)	(776,616)	(426,654)
(Increase) decrease in other assets	(819,095)	(2,113,950)	(3,461,144)
Increase (decrease) in other liabilities	5,560,811	2,973,423	1,146,173

Net cash provided by operating activities	7,184,938	9,568,425	7,413,657

Cash Flows from Investing Activities:
Net decrease (increase) in federal funds sold	2,130,000	(1,560,000)	1,140,000
Net (increase) decrease in interest-bearing deposits at financial institutions	(859,430)	2,586,897	6,568,529
Proceeds from sale of foreclosed assets	1,220,942	1,272,757
Activity in securities portfolio:
Purchases	(79,759,340)	(82,280,843)	(86,743,594)
Calls, maturities and redemptions	62,386,012	45,787,488	53,006,001
Paydowns	705,794	1,197,070	1,754,343
Sales	4,786,122	—	8,428,590
Activity in bank-owned life insurance:
Purchases	(750,766)	(776,634)	(12,221,428)
Increase in cash value	(759,100)	(656,026)	(627,775)
Net loans/leases originated and held for investment	(202,624,972)	(78,520,322)	(128,849,187)
Purchase of premises and equipment	(9,334,578)	(9,779,493)	(7,611,586)
Proceeds from sales of premises and equipment	—	—	63,027
Payment for acquisition of M2 Lease Funds, LLC	—	(4,967,300)	—

Net cash used in investing activities	$(222,859,316)	$(127,696,406)	$(165,093,080)

(Continued)

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004

Cash Flows from Financing Activities:
Net increase in deposit accounts	$176,943,368	$110,488,216	$76,363,820
Net increase in short-term borrowings	4,214,100	2,698,673	53,161,377
Activity in Federal Home Loan Bank advances:
Advances	61,500,000	49,700,000	35,500,000
Payments	(39,642,105)	(11,721,023)	(19,710,471)
Net (decrease) increase in other borrowings	(7,003,278)	(20,603,724)	(4,000,000)
Proceeds from issuance of junior subordinated debentures	10,310,000	5,155,000	20,620,000
Redemption of junior subordinated debentures	—	—	(12,000,000)
Tax benefit of nonqualified stock options exercised	37,795	—	—
Payment of cash dividends	(363,143)	(360,598)	(336,816)
Proceeds from issuance of preferred stock, net	12,884,414	—	(2,549)
Proceeds from issuance of common stock, net	339,370	355,722	5,028,831

Net cash provided by financing activities	219,220,521	135,712,266	154,624,192

Net increase (decrease) in cash and due from banks	3,546,143	17,584,285	(3,055,231)
Cash and due from banks, beginning	38,956,627	21,372,342	24,427,573

Cash and due from banks, ending	$42,502,770	$38,956,627	$21,372,342

Supplemental Disclosures of Cash Flow Information, cash payments for:
Interest	$36,621,518	$20,407,363	$13,024,698
Income and franchise taxes	1,496,155	1,340,742	2,566,493

Supplemental Schedule of Noncash Investing Activities:
Change in accumulated other comprehensive income, unrealized losses on securities available for sale, net	595,438	(1,236,850)	(1,133,293)
Exchange of shares of common stock in connection with options exercised	(24,826)	(29,419)	(141,338)
Transfers of loans to other real estate owned	129,895	169,441	1,925,320

Acquisition of M2 Lease Funds, LLC, cash paid at settlement		$4,967,300

Fair value of assets acquired and liabilities assumed:
Leases receivable held for investment, net		31,673,951
Premises and equipment, net		82,714
Goodwill		3,222,688
Other assets		47,177
Other borrowings		(25,368,638)
Other liabilities		(4,117,165)
Minority interest		(573,427)

		$4,967,300

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies
Nature of business:
QCR Holdings, Inc. (the Company) is a bank holding company providing bank and bank related services through its subsidiaries, Quad City Bank and Trust Company (Quad City Bank & Trust), Cedar Rapids Bank and Trust Company (Cedar Rapids Bank & Trust), Rockford Bank and Trust Company (Rockford Bank & Trust), Quad City Bancard, Inc. (Bancard), M2 Lease Funds, LLC (M2 Lease Funds), Velie Plantation Holding Company, LLC (Velie Plantation Holding Company), QCR Holdings Statutory Trust II (Trust II), QCR Holdings Statutory Trust III (Trust III), QCR Holdings Statutory Trust IV (Trust IV), and QCR Holdings Statutory Trust V (Trust V). Quad City Bank & Trust is a commercial bank that serves the Iowa and Illinois Quad Cities and adjacent communities. Cedar Rapids Bank & Trust is a commercial bank that serves Cedar Rapids, Iowa, and adjacent communities. Rockford Bank & Trust is a commercial bank that serves Rockford, Illinois, and adjacent communities. During 2006, Rockford Bank & Trust also served the Milwaukee, Wisconsin area through a temporary branch facility. Effective February 20, 2007, the company’s fourth bank charter, First Wisconsin Bank and Trust Company (First Wisconsin Bank & Trust) began serving this market (See Note 21). Quad City Bank & Trust and Cedar Rapids Bank & Trust are chartered and regulated by the state of Iowa, and Rockford Bank & Trust is chartered and regulated by the state of Illinois. All three subsidiary banks are insured and subject to regulation by the Federal Deposit Insurance Corporation, and are members of and regulated by the Federal Reserve System. Bancard conducts the Company’s credit card operation and is regulated by the Federal Reserve System. M2 Lease Funds, which is an 80% owned subsidiary, based in the Milwaukee, Wisconsin, area is engaged in the business of direct financing lease contracts. Velie Plantation Holding Company, LLC, which is a 55.6% owned subsidiary, based in Davenport, Iowa, is engaged in holding the real estate property known as the Velie Plantation Mansion in Moline, Illinois. Trust II, III, IV and V were formed for the purpose of issuing various trust preferred securities (see Note 10).
Significant accounting policies:
Accounting estimates: The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Lease residual values and the allowance for estimated losses on loans/leases are inherently subjective as they require material estimates that are susceptible to significant change. The fair value of financial instruments is an estimate that can be computed within a range.
Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, except Trust II, III, IV and V, which do not meet the criteria for consolidation. All material intercompany accounts and transactions have been eliminated in consolidation.
Presentation of cash flows: For purposes of reporting cash flows, cash and due from banks include cash on hand and non-interest bearing amounts due from banks. Cash flows from federal funds sold, interest bearing deposits at financial institutions, loans/leases, deposits, and short-term and other borrowings are treated as net increases or decreases.
Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $8,800,000 and $9,500,000 as of December 31, 2006 and 2005, respectively.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
Investment securities: Investment securities held to maturity are those debt securities that the Company has the ability and intent to hold until maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. Such securities are carried at cost adjusted for amortization of premiums and accretion of discounts. If the ability or intent to hold to maturity is not present for certain specified securities, such securities are considered available for sale as the Company intends to hold them for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other factors. Securities available for sale are carried at fair value. Unrealized gains or losses, net of taxes, are reported as increases or decreases in accumulated other comprehensive income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.
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
Loans receivable held for investment: Loans that management has the intent and ability to hold for the foreseeable future, or until pay-off or maturity occurs, are classified as held for investment. These loans are stated at the amount of unpaid principal adjusted for charge-offs, the allowance for estimated losses on loans, and any deferred fees and/or costs on originated loans. Interest is credited to earnings as earned based on the principal amount outstanding. Deferred direct loan origination fees and/or costs are amortized as an adjustment of the related loan’s yield. As assets held for and used in the production of services, the origination and collection of these loans is classified as an investing activity in the statement of cash flows.
Direct finance leases receivable held for investment: The Company leases machinery and equipment to customers under leases that qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual values (approximately 3% to 15% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property delivered to the customer. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis that results in an approximate level rate of return on the unrecovered lease investment. Lease income is recognized on the interest method. Residual is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment’s fair value at lease termination, the Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company’s estimates are reviewed continuously to ensure reasonableness; however, the amounts the Company will ultimately realize could differ from the estimated amounts.
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

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
The Company defers and amortizes fees and certain incremental direct costs over the contractual term of the lease as an adjustment to the yield. These initial direct leasing costs generally approximate 3% of the leased asset’s cost. The unamortized direct costs are recorded as a reduction of unearned lease income.
Allowance for estimated losses on loans/leases: The allowance for estimated losses on loans/leases is maintained at the level considered adequate by management of the Company and the subsidiaries to provide for losses that are probable. The allowance is increased by provisions charged to expense and reduced by net charge-offs. In determining the adequacy of the allowance, the Company, the subsidiary banks, and M2 Lease Funds consider the overall composition of the loan/lease portfolio. Loans/leases which have identified weaknesses are classified into higher risk groups, or are identified for continued monitoring. Historical loss percentages are then applied to various classifications and, considering economic conditions and other factors that in management’s judgment deserve evaluation, additional identified and unidentified loss amounts are added.
Loans/leases are considered impaired when, based on current information and events, it is probable the Company and the bank involved will not be able to collect all amounts due. The portion of the allowance for loan/lease losses applicable to an impaired loan/lease is computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan’s/lease’s effective interest rate or on the fair value of the collateral for collateral dependent loans/leases. The entire change in present value of expected cash flows of impaired loans/leases is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The Company and subsidiaries recognize interest income on impaired loans/leases on a cash basis.
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
Goodwill: In August 2005, the Quad City Bank & Trust acquired 80% of the membership units of M2 Lease Funds. The President and Chief Executive Officer of M2 Lease Funds retained 20% of the membership units. Quad City Bank & Trust acquired assets and assumed liabilities totaling $31.7 million and $29.5 million, respectively, for a purchase price of $5.0 million, which resulted in goodwill of $3.2 million and minority interest of $573 thousand. In accordance with the provisions of FAS Statement 142, goodwill is not being amortized, but is evaluated annually for impairment. An impairment charge is recognized only when the calculated fair value of the reporting unit, including goodwill, is less than its carrying amount. Based on an analysis completed in July 2006, the Company believes that no goodwill impairment existed.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
Bank-owned life insurance: Bank-owned life insurance is carried at cash surrender value with increases/decreases reflected as income/expense in the statement of income.
Foreclosed assets: Assets acquired through, or in lieu of, loan foreclosures, which are included in other assets on the consolidated balance sheets are held for sale and are recorded at the lower of cost or fair value. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.
Preferred Stock: In the fourth quarter of 2006, the Company closed a private placement offering resulting in the issuance of 268 shares of Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) to accredited investors for an aggregate purchase price of $13,400,000, or $50,000 per share. The shares of Series B Preferred Stock have a stated dividend rate of 8.00%. Dividends are not accrued and are payable only if declared and no dividends may be declared on the Company’s common stock unless and until dividends have been declared on the outstanding shares of Series B Preferred Stock. The Company has the right at any other time after the first anniversary of the issuance of the shares of Series B Preferred Stock, subject to all required regulatory approvals, to redeem all, but not less than all, of the shares then outstanding. Any such redemption shall be made by the Company upon at least 30 days’ prior written notice. The shares can redeemed for an amount per share in cash which is equal to: (i) the sum of (A) $50,000; plus (B) a premium in the amount of $4,000 multiplied by a fraction the numerator of which is the total number of calendar days the shares being redeemed have been outstanding and the denominator of which is 365; but (ii) less the aggregate amount of any dividends that have been paid on the shares. The Series B Preferred Stock was not registered under the Securities Act of 1933 (the “Act”) and was issued pursuant to an exemption from registration under Regulation D of the rules promulgated under the Act.
Stock-based compensation plans: At December 31, 2006, the Company has three stock-based employee compensation plans, which are described more fully in Note 13. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.
The Company adopted the provisions of Statement of Financial Accounting Standard 123R (“SFAS 123R”) effective as of January 1, 2006. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that all share-based awards made to employees and directors, including stock options, SARs and stock purchase plan transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective            application (“modified prospective application”). Under the modified prospective application, compensation cost included in noninterest expenses for the year ended December 31, 2006 includes 1) compensation cost for unvested share-based payments granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard 123 (“SFAS 123”), and 2) compensation cost for all share-based payments granted subsequent to January 1, 2006, and any modifications to existing awards, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.
As a result of applying the provisions of SFAS 123R during the year ended December 31, 2006, the Company recognized additional stock-based compensation expense related to stock options, stock purchases, and SARs of $171 thousand. As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. Prior to adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123R, for the year ended December 31, 2006, the Company revised its consolidated statements of cash flows presentation to report the tax benefits from the exercise of stock options as financing cash flows.
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2006	2005	2004
Dividend yield	0.42% to 0.48%	0.36% to 0.41%	0.38% to 0.49%
Expected volatility	24.46% to 26.55%	24.49% to 24.81%	24.25% to 24.88%
Risk-free interest rate	4.47% to 5.26%	4.23% to 4.48%	4.10% to 4.73%
Expected life of option grants	6 years	10 years	10 years
Weighted-average grant date fair value	$6.48	$8.99	$8.29
The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

	2006	2005	2004
Dividend yield	0.41% to 0.46%	0.38%	0.43% to 0.44%
Expected volatility	10.93% to 13.06%	15.85% to 24.81%	24.25% to 27.18%
Risk-free interest rate	4.17% to 5.21%	2.21% to 3.31%	.95% to 1.59%
Expected life of option grants	3 to 6 months	3 to 6 months	3 to 6 months
Weighted-average grant date fair value	$2.44	$3.09	$2.90
The fair value is amortized on a straight-line basis over the vesting periods of the grants and will be adjusted for subsequent changes in estimated forfeitures. The expected dividend yield assumption is based on the Company’s current expectations about its anticipated dividend policy. Expected volatility is based on historical volatility of the Company’s common stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of grants is derived using the `simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options are expected to be outstanding. Historical data is used to estimate forfeitures used in the model. Two separate groups of employees (employees subject to broad based grants, and executive employees and directors) are used.
As of December 31, 2006, there was $407 thousand of unrecognized compensation cost related to share based payments, which is expected to be recognized over a weighted average period of 2.8 years.
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 143,524 options that were in-the-money at December 31, 2006. The aggregate intrinsic value at December 31, 2006 was $1,171,125 on options outstanding and $1,125,267 on options exercisable. During the year ended December 31, 2006, 2005 and 2004, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $95,735, $143,982 and $83,246, respectively, determined as of the date of the option exercise.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based employee compensation for periods prior to the January 1, 2006 adoption date. For purposes of this pro forma disclosure, the value of the option and purchase plan grants were estimated using a Black-Scholes option pricing model and amortized on a straight-line basis over the respective vesting period of the awards.

	2005	2004

Net income, as reported	$4,810,015	$5,216,672
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(174,598)	(132,297)

Net income	$4,635,417	$5,084,375

Earnings per share:
Basic:
As reported	$1.06	$1.23
Pro forma	1.03	1.20
Diluted:
As reported	1.04	1.20
Pro forma	1.01	1.18
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
Trust assets: Trust assets held by Quad City Bank & Trust, Cedar Rapids Bank & Trust and Rockford Bank & Trust in a fiduciary, agency, or custodial capacity for their customers, other than cash on deposit at the subsidiary banks, are not included in the accompanying consolidated financial statements since such items are not assets of the subsidiary banks.
Earnings per common share: Basic earnings per share is computed by dividing net income, less preferred stock dividends declared, by the weighted average number of common stock shares outstanding for the respective period. Diluted earnings per share is computed by dividing net income, less preferred stock dividends declared, by the weighted average number of common stock and common stock equivalents outstanding for the respective period.
Reclassifications: Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
New Accounting Pronouncements: In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this Interpretation in the first quarter of 2007.
In September 2006, the FASB ratified Emerging Issues Task Force 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee, and will be effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of the adoption of EITF 06-4.
Note 2. Comprehensive Income
Comprehensive income is the total of net income and other comprehensive income (loss), which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.
Other comprehensive income (loss) for the years ended December 31, 2006, 2005, and 2004 is comprised as follows:

		Tax
	Before	Expense	Net
	Tax	(Benefit)	of Tax

Year ended December 31, 2006:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains arising during the period	$780,219	$276,937	$503,282
Less reclassification adjustment for (losses) included in net income	(142,866)	(50,710)	(92,156)

Other comprehensive income	$923,085	$327,647	$595,438

Year ended December 31, 2005:
Unrealized (losses) on securities available for sale:
Unrealized holding (losses) arising during the period	$(1,967,594)	$(730,775)	$(1,236,819)
Less reclassification adjustment for gains included in net income	50	19	31

Other comprehensive (loss)	$(1,967,644)	$(730,794)	$(1,236,850)

Year ended December 31, 2004:
Unrealized (losses) on securities available for sale:
Unrealized holding (losses) arising during the period	$(1,853,560)	$(691,794)	$(1,161,766)
Less reclassification adjustment for (losses) included in net income	(45,428)	(16,955)	(28,473)

Other comprehensive (loss)	$(1,808,132)	$(674,839)	$(1,133,293)

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 3. Investment Securities
The amortized cost and fair value of investment securities as of December 31, 2006 and 2005 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

December 31, 2006:
Securities held to maturity:
Other bonds	$350,000	$8,149	$(307)	$357,842

Securities available for sale:
U.S. Treasury securities	$2,106,899	$3,840	$(276)	$2,110,463
U.S. govt. sponsored agency securities	157,623,292	199,173	(843,448)	156,979,017
Mortgage-backed securities	2,084,340	—	(51,627)	2,032,713
Municipal securities	28,583,691	372,314	(79,013)	28,876,992
Corporate securities	2,366,594	27,773	—	2,394,367
Trust preferred securities	450,000	10,800	—	460,800
Other securities	1,176,467	400,382	(7,308)	1,569,541

	$194,391,283	$1,014,282	$(981,672)	$194,423,893

December 31, 2005:
Securities held to maturity:
Other bonds	$150,000	$5,063	$(235)	$154,828

Securities available for sale:
U.S. Treasury securities	$100,090	$—	$(58)	$100,032
U.S. govt. sponsored agency securities	150,114,707	54,821	(1,629,892)	148,539,636
Mortgage-backed securities	2,720,059	4,218	(54,532)	2,669,745
Municipal securities	18,485,304	368,495	(40,330)	18,813,469
Corporate securities	4,672,242	72,117	(1,877)	4,742,482
Trust preferred securities	850,000	68,700	—	918,700
Other securities	6,162,792	372,582	(104,719)	6,430,655

	$183,105,194	$940,933	$(1,831,408)	$182,214,719

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 3. Investment Securities (Continued)
Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2006 and 2005, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2006:
Securities held to maturity:
Other bonds	$—	$—	$49,693	$(307)	49,693	(307)

Securities available for sale:
U.S. Treasury securities	—	—	99,748	(276)	99,748	(276)
U.S. govt. sponsored agency securities	47,615,026	(217,030)	75,540,891	(626,418)	123,155,917	(843,448)
Mortgage-backed securities	316,950	(54)	1,715,763	(51,573)	2,032,713	(51,627)
Municipal securities	3,990,590	(19,116)	5,365,926	(59,897)	9,356,516	(79,013)
Other securities	752,409	(7,308)	—	—	752,409	(7,308)

	$52,674,975	$(243,508)	$82,722,328	$(738,164)	$135,397,303	$(981,672)

December 31, 2005:
Securities held to maturity:
Other bonds	$49,765	$(235)	$—	$—	49,765	(235)

Securities available for sale:
U.S. Treasury securities	100,032	(58)	—	—	100,032	(58)
U.S. govt. sponsored agency securities	72,540,169	(550,284)	63,436,475	(1,079,608)	135,976,644	(1,629,892)
Mortgage-backed securities	304,813	(1,756)	1,934,980	(52,776)	2,239,793	(54,532)
Municipal securities	6,408,329	(38,636)	684,743	(1,694)	7,093,072	(40,330)
Corporate securities	—	—	500,877	(1,877)	500,877	(1,877)
Other securities	—	—	4,895,855	(104,719)	4,895,855	(104,719)

	$79,353,343	$(590,734)	$71,452,930	$(1,240,674)	$150,806,273	$(1,831,408)

At December 31, 2006, the investment portfolio included 313 securities. Of this number, 106 securities have current unrealized losses, which have existed for twelve months or more. All of these securities are considered to be acceptable credit risks. Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for those securities are temporary. In addition, the Bank(s)/Company have the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 3. Investment Securities (Continued)
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net earnings in the period on which the other-than-temporary impairment is identified.
In March 2006, the company recognized an impairment loss of $142,586 on a mortgage-backed mutual fund investment held in the available for sale security portfolio at Quad City Bank & Trust. In April 2006, the company recognized an additional loss of $71,293 on the sale of this investment. All sales of securities, as applicable, for the years ended December 31, 2006, 2005 and 2004, respectively, were from securities identified as available for sale. Information on proceeds received, as well as the gains and losses from the sale of those securities is as follows:

	2006	2005	2004

Proceeds from sales of securities	$4,786,122	$—	$8,428,590
Gross gains from sales of securities	—	—	26,188
Gross losses from sales of securities	71,293	—	71,616
The amortized cost and fair value of securities as of December 31, 2006 by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.

	Amortized
	Cost	Fair Value

Securities held to maturity:
Due in one year or less	$50,000	$50,035
Due after one year through five years	$150,000	$151,170
Due after five years	150,000	156,637

	$350,000	$357,842

Securities available for sale:
Due in one year or less	$64,804,302	$64,460,901
Due after one year through five years	78,372,047	78,245,431
Due after five years	47,954,127	48,115,307

	191,130,476	190,821,639
Mortgage-backed securities	2,084,340	2,032,713
Other securities	1,176,467	1,569,541

	$194,391,283	$194,423,893

As of December 31, 2006 and 2005, investment securities with a carrying value of $149,381,225 and $135,757,114, respectively, were pledged on securities sold under agreements to repurchase and for other purposes as required or permitted by law.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 4. Loans/Leases Receivable
The composition of the loan/lease portfolio as of December 31, 2006 and 2005 is presented as follows:

	2006	2005

Real estate loans held for sale — residential mortgage	$6,186,632	$2,632,400

Real estate loans — residential mortgage	68,913,610	54,124,667
Real estate loans — construction	6,534,234	2,810,610
Commercial	396,598,398	323,732,114
Commercial real estate loans	350,339,235	269,729,967
Direct financing leases	52,627,879	34,911,537
Installment and other consumer loans	78,058,107	67,089,900

	959,258,095	755,031,195
Plus deferred loan/lease orgination costs, net of fees	1,489,229	1,222,835

	960,747,324	756,254,030
Less allowance for estimated losses on loans/leases	(10,612,082)	(8,883,855)

	$950,135,242	$747,370,175

Direct financing leases:
Net minimum lease payments to be received	$54,895,703	$35,447,343
Estimated residual values of leased assets	9,929,091	7,633,646
Unearned lease/residual income	(11,810,512)	(7,661,027)
Fair value adjustment from acquisition	(386,403)	(508,425)

	$52,627,879	$34,911,537

Loans/leases on nonaccrual status amounted to $6,538,109 and $2,578,862 as of December 31, 2006 and 2005, respectively. Interest income in the amount of $613,250, $570,055, and $490,866 for the years ended December 31, 2006, 2005, and 2004, respectively, would have been earned on the nonaccrual loans/leases had they been performing in accordance with their original terms. Cash interest collected on nonaccrual loans was $246,124, $298,168, and $230,810 for the years ended December 31, 2006, 2005 and 2004, respectively.
Changes in the allowance for estimated losses on loans/leases for the years ended December 31, 2006, 2005, and 2004 are presented as follows:

	2006	2005	2004

Balance, beginning	$8,883,855	$9,261,991	$8,643,012
Provisions charged to expense	3,284,242	877,084	1,372,208
Loans/leases charged off	(1,919,515)	(2,045,846)	(964,708)
Recoveries on loans/leases previously charged off	363,500	357,172	211,479
Acquisition of M2 Lease Funds	—	433,454	—

Balance, ending	$10,612,082	$8,883,855	$9,261,991

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 4. Loans/Leases Receivable (Continued)
Loans/leases considered to be impaired as of December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Impaired loans/leases for which an allowance has been provided	$5,617,727	$1,826,429	$92,653

Allowance provided for impaired loans/leases, included in the allowance for loan/lease losses	$2,032,801	$1,096,493	$90,153

Impaired loans/leases for which no allowance has been provided	$665,785	$—	$96,944

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.
The average recorded investment in impaired loans/leases during the years ended December 31, 2006, 2005, and 2004 was $5,020,599, $1,508,112, and $3,485,989, respectively. Interest income on impaired loans of $212,027, $120,120, and $56,532 was recognized for cash payments received for the years ended December 31, 2006, 2005, and 2004, respectively.
Loans past due 90 days or more and still accruing interest totaled $754,685 and $603,637 as of December 31, 2006 and 2005, respectively. There were no direct financing leases which were past due 90 days or more and still accruing interest as of December 31, 2006.
Loans are made in the normal course of business to directors, officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate amount of these loans during the years ended December 31, 2006, 2005, and 2004, was as follows:

	2006	2005	2004

Balance, beginning	$11,386,193	$17,533,546	$23,925,005
Net increase (decrease) due to change in related parties	5,402,821	248,623	—
Advances	4,379,210	7,801,170	6,414,002
Repayments	(2,763,256)	(14,197,146)	(12,805,461)

Balance, ending	$18,404,968	$11,386,193	$17,533,546

The Company’s loan portfolio includes a geographic concentration in the Midwest. Additionally, the loan portfolio included a concentration of loans in certain industries as of December 31, 2006 as follows:

Industry Name	Balance

Lessors of Non-Residential Buildings & Dwellings	$130,690,793
Lessors of Residential Buildings & Dwellings	39,148,582
Land Subdivision	36,945,496
Lessors of Other Real Estate Property	19,474,201
Offices of Physicians	16,034,714

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5. Premises and Equipment
The following summarizes the components of premises and equipment as of December 31, 2006 and 2005:

	2006	2005

Land	$5,088,125	$4,088,126
Buildings (useful lives 15 to 50 years)	25,053,432	17,726,327
Furniture and equipment (useful lives 3 to 10 years)	13,710,682	12,185,429

	43,852,239	33,999,882
Less accumulated depreciation	11,327,399	8,378,141

	$32,524,840	$25,621,741

Certain facilities are leased under operating leases. Rental expense was $584,813, $1,037,747, and $866,581 for the years ended December 31, 2006, 2005, and 2004, respectively.
Future minimum rental commitments under noncancelable leases are as follows as of December 31, 2006:

Year ending December 31:
2007	$551,882
2008	552,626
2009	554,858
2010	540,085
2011	488,820
Thereafter	1,663,715

$4,351,986

Note 6. Deposits
The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000, was $251,349,867 and $170,994,735 as of December 31, 2006 and 2005, respectively.
As of December 31, 2006, the scheduled maturities of certificates of deposit were as follows:

Year ending December 31:
2007	$332,665,619
2008	40,544,265
2009	14,029,445
2010	15,429,461
2011	14,208,952

$416,877,742

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 7. Short-Term Borrowings
Short-term borrowings as of December 31, 2006 and 2005 are summarized as follows:

	2006	2005

Overnight repurchase agreements with customers	$62,273,951	$54,659,851
Federal funds purchased	49,410,000	52,810,000

	$111,683,951	$107,469,851

Information concerning repurchase agreements is summarized as follows as of December 31, 2006 and 2005:

	2006	2005

Average daily balance during the period	$62,906,621	$55,092,272
Average daily interest rate during the period	2.96%	1.43%
Maximum month-end balance during the period	$66,448,872	$60,024,590
Weighted average rate as of end of period	2.25%	1.47%

Securities underlying the agreements as of end of period:
Carrying value	$101,410,110	$104,145,318
Fair value	101,410,110	104,145,318
The securities underlying the agreements as of December 31, 2006 and 2005 were under the Company’s control in safekeeping at third-party financial institutions.
Information concerning federal funds purchased is summarized as follows as of December 31, 2006 and 2005:

	2006	2005

Average daily balance during the period	$34,673,281	$43,631,005
Average daily interest rate during the period	4.87%	3.07%
Maximum month-end balance during the period	$68,450,000	$75,070,000
Weighted average rate as of end of period	5.11%	3.15%

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8. Federal Home Loan Bank Advances
The subsidiary banks are members of the Federal Home Loan Bank (FHLB) of Des Moines or Chicago. As of December 31, 2006 and 2005, the subsidiary banks held $8,450,700 and $7,270,300, respectively, of FHLB stock. Maturity and interest rate information on advances from the FHLB as of December 31, 2006 and 2005 is as follows:

	December 31, 2006
		Weighted
		Average
		Interest Rate
	Amount Due	at Year-End

Maturity:
Year ending December 31:
2007	42,200,000	3.84%
2008	15,100,000	3.40
2009	14,200,000	3.99
2010	8,100,000	5.16
2011	8,000,000	5.08
Thereafter	64,258,749	4.50

Total FHLB advances	$151,858,749	4.22

Of the advances outstanding, $71,500,000 have options which allow the FHLB, at its discretion, to terminate the advances and require the subsidiary banks to repay at predetermined dates prior to the stated maturity date of the advances.

	December 31, 2005
		Weighted
		Average
		Interest Rate
	Amount Due	at Year-End

Maturity:
Year ending December 31:
2006	$19,410,000	3.02%
2007	42,200,000	3.84
2008	17,100,000	3.69
2009	14,200,000	4.05
2010	8,100,000	5.16
Thereafter	28,990,854	4.22

Total FHLB advances	$130,000,854	3.89

Advances are collateralized by securities with a carrying value of $29,236,702 and $14,978,433 as of December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, advances are also collateralized by total loans pledged of $271,824,874 and $247,864,749, respectively, in aggregate. On pledged loans, the FHLB applies varying collateral maintenance levels from 135% to 220% based on the loan type.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9. Other Borrowings
Other borrowings as of December 31, 2006 and 2005 are summarized as follows:

	2006	2005

364-day revolving note	$3,500,000	$5,500,000
3-year revolving note	—	5,000,000
Non-recourse notes	261,636	264,914

	$3,761,636	$10,764,914

At December 31, 2006, the Company had a single $15,000,000 unsecured revolving credit note with a maturity date of April 6, 2007. In April 2006, this 364-day revolving note was written in substitution and replacement of two previous notes, which were a 364-day revolving note for $10,000,000 maturing on December 21, 2006 and a 3-year revolving note for $5,000,000, maturing on December 30, 2007. At December 31, 2006, the replacement note carried a balance outstanding of $3,500,000. Interest is payable monthly at the Federal Funds rate plus 1% per annum, as defined in the credit agreement. As of December 31, 2006, the interest rate on the replacement note was 6.25%.
At December 31, 2006, the Company had two, fixed rate, non-recourse notes totaling $261,636, which are held at M2 Lease Funds. Each of these notes is collateralized by leased machinery and equipment, and the terms of the notes are determined by the terms of the related leases. As of December 31, 2006, one note had an outstanding balance of $104,401 at an interest rate of 8.00% and a maturity date in February 2009. As of December 31, 2006, the second note had an outstanding balance of $157,235 at an interest rate of 6.00% and a maturity date in July 2007.
The current revolving note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios.
As of December 31, 2005, the Company had two unsecured revolving credit notes totaling $15,000,000 in aggregate. There was a 364-day revolving note, which was to mature December 21, 2006, for $10,000,000 and had a balance outstanding of $5,500,000 at December 31, 2005. There was also a 3-year revolving note, which was to mature December 30, 2007, for $5,000,000 and carried a balance of $5,000,000 at December 31, 2005. For both notes, interest was payable monthly at the Federal Funds rate plus 1% per annum, as defined in the credit agreements. As of December 31, 2005, the interest rate on each of the notes was 5.19%.
At December 31, 2005, the Company held two, fixed rate, non-recourse notes totaling $264,914, which were assumed in the acquisition of M2 Lease Funds in August 2005. Each of these notes were collateralized by leased machinery and equipment, and the terms of the notes are determined by the terms of the related leases. As of December 31, 2005, one note had an outstanding balance of $64,385 at an interest rate of 8.48% and a maturity date in May 2006. As of December 31, 2005, the second note had an outstanding balance of $200,529 at an interest rate of 6.00% and a maturity date in July 2007.
Unused lines of credit of the subsidiary banks as of December 31, 2006 and 2005 are summarized as follows:

	2006	2005

Secured	$13,000,000	$13,000,000
Unsecured	91,500,000	91,500,000

	$104,500,000	$104,500,000

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10. Junior Subordinated Debentures
Junior subordinated debentures are summarized as of December 31, 2006 and 2005 as follows:

	2006	2005

Note Payable to Trust II	$12,372,000	$12,372,000
Note Payable to Trust III	8,248,000	8,248,000
Note Payable to Trust IV	5,155,000	5,155,000
Note Payable to Trust V	10,310,000	—

	$36,085,000	$25,775,000

In February 2004, the Company issued, in a private transaction, $12,000,000 of fixed/floating rate capital securities and $8,000,000 of floating rate capital securities through two newly formed subsidiaries, Trust II and Trust III, respectively. The securities issued by Trust II and Trust III mature in thirty years. The fixed/floating rate capital securities are callable at par after seven years, and the floating rate capital securities are callable at par after five years. The fixed/floating rate capital securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they have a variable rate based on the three-month LIBOR, reset quarterly, and the floating rate capital securities have a variable rate based on the three-month LIBOR, reset quarterly, with the rate currently set at 8.21%. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $12,400,000 and $8,200,000, respectively. These securities were $20,000,000 in aggregate at December 31, 2006. On June 30, 2004, the Company redeemed $12,000,000 of 9.2% cumulative trust preferred securities issued by Trust I in 1999. During 2004, the Company recognized a loss of $747,000 on the redemption of these trust preferred securities at their earliest call date, which resulted from the one-time write-off of unamortized costs related to the original issuance of the securities in 1999.
In May 2005, the Company issued $5,000,000 of floating rate capital securities of QCR Holdings Statutory Trust IV. The securities represent the undivided beneficial interest in Trust IV, which was established by the Company for the sole purpose of issuing the trust preferred securities. The securities issued by Trust IV mature in thirty years, but are callable at par after five years. The trust preferred securities have a variable rate based on the three-month LIBOR, reset quarterly, with the current rate set at 7.16%. Interest is payable quarterly. Trust IV used the $5,000,000 of proceeds from the sale of the trust preferred securities, in combination with $155,000 of proceeds from its own equity to purchase $5,200,000 of junior subordinated debentures of the Company.
On February 24, 2006, the Company announced the issuance of $10,000,000 of fixed/floating rate capital securities of QCR Holdings Statutory Trust V. The securities represent the undivided beneficial interest in Trust V, which was established by the Company for the sole purpose of issuing the trust preferred securities. The trust preferred securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended and were not registered under the Act.
The securities issued by Trust V mature in thirty years, but are callable at par after five years. The trust preferred securities have a fixed rate of 6.62%, payable quarterly, for five years, at which time they have a variable rate based on the three-month LIBOR plus 1.55%, reset and payable quarterly. Trust V used the $10,000,000 of proceeds from the sale of the trust preferred securities, in combination with $310,000 of proceeds from its own equity to purchase $10,300,000 of junior subordinated debentures of the Company. The Company incurred no issuance costs as a result of the transaction. The Company used the net proceeds for general corporate purposes, including the paydown of its other borrowings.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11. Federal and State Income Taxes
Federal and state income tax expense was comprised of the following components for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004

Current	$1,252,776	$2,391,653	$2,689,458
Deferred	(394,934)	(109,452)	(185,676)

	$857,842	$2,282,201	$2,503,782

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2006, 2005, and 2004:

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2006		2005		2004
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Computed “expected” tax expense	$1,373,950	35.0%	$2,509,414	35.0%	$2,702,159	35.0%
Effect of graduated tax rates interest	(39,256)	(1.0)	(71,698)	(1.0)	(77,205)	(1.0)
Tax exempt income, net	(360,351)	(9.2)	(231,370)	(3.2)	(220,560)	(2.9)
Bank-owned life insurance	(234,667)	(6.0)	(213,388)	(3.0)	(212,060)	(2.7)
State income taxes, net of federal benefit	182,958	4.7	262,850	3.7	303,735	3.9
Other	(64,792)	(1.7)	26,393	0.4	7,713	0.1

	$857,842	21.8%	$2,282,201	31.8%	$2,503,782	32.4%

The net deferred tax assets included with other assets on the consolidated balance sheets consisted of the following as of December 31, 2006 and 2005:

	2006	2005

Deferred tax assets:
Net unrealized losses on securities available for sale	$—	$322,996
Compensation	1,859,693	1,465,821
Loan and merchant credit card losses	3,732,247	3,039,498
Other	30,066	120,704

	5,622,006	4,949,019

Deferred tax liabilities:
Net unrealized gains on securities available for sale	4,651	—
Premises and equipment	1,532,501	920,329
Investment accretion	33,101	33,098
Deferred loan origination fees, net	136,068	168,177
Other	127,865	106,881

	1,834,186	1,228,485

Net deferred tax asset	$3,787,820	$3,720,534

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11. Federal and State Income Taxes (Continued)
The change in deferred income taxes was reflected in the consolidated financial statements as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004

Provision for income taxes	$(394,934)	$(109,452)	$(185,676)
Statement of stockholders’ equity-accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale, net	327,647	(730,794)	(674,839)

	$(67,287)	$(840,246)	$(860,515)

Note 12. Employee Benefit Plans
The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee’s compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. Company contributions for the years ended December 31, 2006, 2005, and 2004 were as follows:

	2006	2005	2004

Matching contribution	$674,786	$557,299	$415,582
Discretionary contribution	52,300	90,100	89,000

	$727,086	$647,399	$504,582

The Company has offered nonqualified supplemental executive retirement plans (SERPs) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified plans. During the years ended December 31, 2006, 2005 and 2004, the Company’s contributions were $533,239, $176,313 and $134,000, respectively. As of December 31, 2006 and 2005, the liability related to the SERPs was $843,552 and $310,313, respectively.
The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution varies by officer and is a maximum of between $10,000 and $20,000 annually. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate subject to a minimum of 6% and a maximum of 12% with such limits differing by officer. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. During the years ended December 31, 2006, 2005 and 2004 the Company expensed $169,015, $124,562, and $107,420, respectively, related to the agreements. As of December 31, 2006 and 2005 the liability related to the agreements totals $1,009,230 and $830,222, respectively.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12. Employee Benefit Plans (Continued)
The Company has also entered into deferred compensation agreements with certain management officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution differs by officer and is a maximum between 4% and 10% of officer’s compensation. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate plus one percentage point, and has a minimum of 4% and shall not exceed 8%. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. During the years ended December 31, 2006, 2005 and 2004, the Company expensed $98,674, $44,111 and $21,488, respectively related to the agreements. As of December 31, 2006 and 2005, the liability related to the agreements totaled $445,206 and $170,949, respectively.
Note 13. Stock Based Compensation
Stock option and incentive plans:
The Company’s Board of Directors and its stockholders adopted in June 1993 the QCR Holdings, Inc. Stock Option Plan (Stock Option Plan). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of incentive stock options or nonqualified stock options granted under the Stock Option Plan. All of the options have been granted under this plan, and on June 30, 2003, the plan expired. The Company’s Board of Directors adopted in November 1996 the QCR Holdings, Inc. 1997 Stock Incentive Plan (1997 Stock Incentive Plan). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 1997 Stock Incentive Plan. As of December 31, 2006, there are no remaining options available for grant under this plan. The Company’s Board of Directors adopted in January 2004, and the stockholders approved in May 2004, the QCR Holdings, Inc. 2004 Stock Incentive Plan (2004 Stock Incentive Plan). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 2004 Stock Incentive Plan. As of December 31, 2006, there are 124,996 remaining options available for grant under this plan. The Stock Option Plan, the 1997 Stock Incentive Plan, and the 2004 Stock Incentive Plan (stock option plans) are administered by the Executive Committee appointed by the Board of Directors (Committee).
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
In the case of nonqualified stock options, the stock option plans provide for the granting of “Tax Benefit Rights” to certain participants at the same time as these participants are awarded nonqualified options. Each Tax Benefit Right entitles a participant to a cash payment, which is expensed by the Company, equal to the excess of the fair market value of a share of common stock on the exercise date over the exercise price of the related option multiplied by the difference between the rate of tax on ordinary income over the rate of tax on capital gains (federal and state).

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 13. Stock Based Compensation (Continued)
A summary of the stock option plans as of December 31, 2006, 2005, and 2004 and changes during the years then ended is presented below:

	December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning	252,658	$13.25	244,816	$11.56	224,800	$8.57
Granted	54,650	18.73	34,400	21.08	60,100	19.33
Exercised	(16,221)	17.82	(25,335)	20.62	(38,604)	6.35
Forfeited	(9,493)	18.72	(1,223)	12.63	(1,480)	8.99

Outstanding, ending	281,594	14.43	252,658	13.25	244,816	11.56

Exercisable, ending	167,455		146,979		135,210

Weighted average fair value per option of options granted during the period	$6.48		$8.99		$8.29
A further summary of options outstanding as of December 31, 2006 is presented below:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$6.90	15,120	4.50	$6.90	15,120	$6.90
$7.00 to $7.13	33,650	4.25	7.01	33,650	7.01
$7.45 to $9.39	34,773	1.83	8.84	34,323	8.86
$9.87 to $11.64	33,215	4.78	10.33	28,635	10.35
$11.83 to $18.60	65,616	6.20	16.58	30,836	14.84
$18.67 to $20.90	70,100	8.16	19.48	18,971	19.71
$21.00 to $22.00	29,120	8.16	21.28	5,920	21.29

	281,594			167,455

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 13. Stock Based Compensation (Continued)
Stock appreciation rights:
The 1997 Stock Incentive Plan and 2004 Stock Incentive Plan allow the granting of stock appreciation rights (SARs). SARs are rights entitling the grantee to receive cash equal to the fair market value of the appreciation in the market value of a stated number of shares from the date of grant. Like options, the number and exercise price of SARs granted is determined by the Committee. The SARs vest 20% per year, and the term of the SARs may not exceed 10 years from the date of the grant. As of December 31, 2006, 2005, and 2004 there were 94,875, 104,775, and 111,375 SARs, respectively, outstanding, with 94,875, 93,435, and 84,810, respectively, exercisable. During the years ended 2006, 2005, and 2004 the Company recorded (income)/expense of ($114,226), ($137,026) and $297,441, respectively, related to the SARs. As of December 31, 2006 and 2005 the liability related to the SARs totals $825,752 and $1,035,935, respectively.
A further summary of SARs is presented below:

	December 31, 2006		Liability Recorded for SARs
	SARs	SARs	December 31,
Grant Date Price	Outstanding	Exercisable	2006	2005

$6.90	30,900	30,900	$360,912	$412,800
$7.00	10,800	10,800	124,740	160,020
$9.11	6,750	6,750	58,928	134,980
$10.75	15,825	15,825	131,348	148,346
$11.83	4,425	4,425	30,754	34,810
$12.17	750	750	4,912	5,650
$14.22	25,425	25,425	114,158	139,329

	94,875	94,875	$825,752	$1,035,935

Stock purchase plan:
The Company’s Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of January 1, 2006 there were 117,669 shares of common stock available for issuance under the Purchase Plan. For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 90% of the fair market value at the date of the grant or the investment date. The investment date, as established by the Board of Directors of the Company, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in an offering period is $5,000. Additionally, the maximum percentage that any one participant can elect to contribute is 5% of his or her compensation. During the year ended December 31, 2006, 15,987 shares were granted and 14,552 purchased. Shares granted during the year ended December 31, 2006 had a weighted average fair value of $2.44 per share.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14. Regulatory Capital Requirements and Restrictions on Dividends
The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Except as noted in (A) in the following table, management believes, as of December 31, 2006 and 2005, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.
As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the subsidiary banks’ categories. The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the table (dollars in thousands).

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2006:
Company:
Total risk-based capital	$114,784	10.46%	$87,827	>	8.0%	N/A		N/A
Tier 1 risk-based capital	90,176	8.21%	43,914	>	4.0	N/A		N/A
Leverage ratio	90,176	7.21%	50,031	>	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$74,221	10.50%	$56,568	>	8.0%	$70,710	>	10.00%
Tier 1 risk-based capital	67,749	9.58%	28,284	>	4.0	42,426	>	6.00%
Leverage ratio	67,749	8.22%	32,971	>	4.0	41,214	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$28,331	10.25%	$22,109	>	8.0%	$27,637	>	10.00%
Tier 1 risk-based capital	25,104	9.08%	11,055	>	4.0	16,582	>	6.00%
Leverage ratio	25,104	7.66%	13,107	>	4.0	16,384	>	5.00%
Rockford Bank & Trust (A):
Total risk-based capital	$10,264	10.53%	$7,801	>	8.0%	$9,751	>	10.00%
Tier 1 risk-based capital	9,352	9.59%	3,901	>	4.0	5,851	>	6.00%
Leverage ratio	9,352	8.70%	4,298	>	4.0	5,373	>	5.00%

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14. Regulatory Capital Requirements and Restrictions on Dividends (Continued)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2005:
Company:
Total risk-based capital	$86,515	10.14%	$68,252	>	8.0%	N/A		N/A
Tier 1 risk-based capital	69,081	8.10%	34,126	>	4.0	N/A		N/A
Leverage ratio	69,081	6.84%	40,373	>	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$60,670	10.22%	$47,480	>	8.0%	$59,350	>	10.0%
Tier 1 risk-based capital	54,609	9.20%	23,740	>	4.0	35,610	>	6.0
Leverage ratio	54,609	7.84%	27,876	>	4.0	34,845	>	5.0
Cedar Rapids Bank & Trust:
Total risk-based capital	$23,476	10.26%	$18,313	>	8.0%	$22,891	>	10.0%
Tier 1 risk-based capital	20,869	9.12%	9,156	>	4.0	13,735	>	6.0
Leverage ratio	20,869	7.46%	11,186	>	4.0	13,983	>	5.0
Rockford Bank & Trust (A):
Total risk-based capital	$9,019	29.77%	$2,424	>	8.0%	$3,030	>	10.0%
Tier 1 risk-based capital	8,757	28.90%	1,212	>	4.0	1,818	>	6.0
Leverage ratio	8,757	24.16%	1,450	>	4.0	1,813	>	5.0

(A)	As a de novo bank, Rockford Bank & Trust cannot, without the prior consent of the Federal Reserve Bank, pay dividends until after the first three years of operations and two consecutive satisfactory CAMELS ratings. In addition, the Bank is required to maintain a tangible Tier I leverage ratio of at least 9% throughout its first three years of operations. At December 31, 2006, Rockford Bank & Trust did not maintain a tangible Tier 1 leverage ratio of at least 9%, which has since been corrected with an injection of capital from the Company, see Note 17(A). The de novo period for Rockford Bank & Trust will expire in January 2008.
The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”), which allow the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14. Regulatory Capital Requirements and Restrictions on Dividends (Continued)
Under applicable Iowa and Illinois law, the subsidiary banks may not pay dividends in excess of their undivided profits. Before declaring its first dividend, an Illinois bank, as a de novo institution, is required by Illinois law to carry at least one-tenth of its net profits since the issuance of its charter to its surplus until its surplus is equal to its capital. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank’s board of directors deems prudent. Without prior Federal Reserve approval, however, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s calendar year-to-date net income plus the bank’s retained net income for the two preceding calendar years. The Federal Reserve’s approval for an Illinois bank to become a member bank is conditioned upon the bank’s commitment that without prior Federal Reserve approval, it will not pay dividends until after it has been in operation for three years and has received two consecutive satisfactory composite CAMELS ratings.
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
Note 15. Earnings Per Common Share
The following information was used in the computation of basic and diluted earnings per common share for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004

Net income	$2,802,205	$4,810,015	$5,216,672
Less preferred stock dividends	164,373	—	—

Net income available to common stockholders	$2,637,832	$4,810,015	$5,216,672

Weighted average common shares outstanding	4,609,626	4,518,162	4,234,345
Weighted average common shares issuable upon exercise of stock options and under the Employee Stock Purchase Plan*	43,603	98,394	110,420

Weighted average common and common equivalent shares outstanding	4,653,229	4,616,556	4,344,765

*	Excludes anti-dilutive shares of 138,814, 49,950 and 19,350 at December 31, 2006, 2005 and 2004, respectively.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 16. Commitments and Contingencies
In the normal course of business, the subsidiary banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit, and standby letters of credit.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the subsidiary banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer. At December 31, 2006 and 2005 no amounts have been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.
As of December 31, 2006 and 2005, commitments to extend credit aggregated $459,311,000 and $385,779,000, respectively. As of December 31, 2006 and 2005, standby letters of credit aggregated $18,629,000 and $15,242,000, respectively. Management does not expect that all of these commitments will be funded.
The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $6,186,632 and $2,632,400 as of December 31, 2006 and 2005, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as, breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $39,666,000 and $43,439,000 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2006 and 2005, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2006, 2005, and 2004. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 16. Commitments and Contingencies (Continued)
During fiscal 2004, Quad City Bank & Trust joined the Federal Home Loan Bank’s (FHLB) Mortgage Partnership Finance (MPF) Program, which offers a “risk-sharing” alternative to selling residential mortgage loans to investors in the secondary market. Lenders funding mortgages through the MPF Program manage the credit risk of the loans they originate. The loans are funded by the FHLB and held within their portfolio, thereby managing the liquidity, interest rate, and prepayment risks of the loans. Lenders participating in the MPF Program receive monthly credit enhancement fees for managing the credit risk of the loans they originate. Any credit losses incurred on those loans will be absorbed first by private mortgage insurance, second by an allowance established by the FHLB, and third by withholding monthly credit enhancements due to the participating lender. At both December 31, 2006 and 2005, Quad City Bank & Trust had funded $13,800,000 of mortgages through the FHLB’s MPF Program with an attached credit exposure of $279,000.
Bancard is subject to the risk of cardholder chargebacks and its merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the merchant. Throughout 2006 monthly provisions were made to the allowance for chargeback losses based on the dollar volumes of merchant credit card and related chargeback activity. For the year ended December 31, 2006, monthly provisions were made totaling $4,000. At December 31, 2006 and 2005, Bancard had a merchant chargeback reserve of $81,000 and $77,000, respectively. Management will continually monitor merchant credit card volumes, related chargeback activity, and Bancard’s level of the allowance for chargeback losses.
The Company also has a limited guarantee to MasterCard International, Incorporated, which is backed by a $750,000 letter of credit from The Northern Trust Company. As of December 31, 2005 and 2006, there were no significant pending liabilities.
Aside from cash on-hand and in-vault, the majority of the Company’s cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $7,000,000 and $9,800,000 as of December 31, 2006 and 2005, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.
In an arrangement with Goldman, Sachs and Company (Goldman Sachs), Cedar Rapids Bank & Trust offers a cash management program for select customers. Using this cash management tool, the customer’s demand deposit account performs like an investment account. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund distributed by Goldman Sachs. As with a traditional demand deposit account, customers retain complete check-writing and withdrawal privileges. If the demand deposit account balance drops below the predetermined threshold, funds are automatically swept back from the money market fund at Goldman Sachs to the account at Cedar Rapids Bank & Trust to maintain the required minimum balance. Balances swept into the money market funds are not bank deposits, are not insured by any U.S. government agency, and do not require cash reserves to be set against the balances. At December 31, 2006 and December 31, 2005, the Company had $23,482,000 and $36,052,000, respectively, of customer funds invested in this cash management program.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 17. Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2006
	March	June	September	December
	2006	2006	2006	2006

Total interest income	$14,868,849	$16,222,226	$18,373,203	$19,338,748
Total interest expense	7,752,028	8,970,128	10,689,212	11,495,966

Net interest income	7,116,821	7,252,098	7,683,991	7,842,782
Provision for loan losses (gains)	543,844	351,736	728,678	1,659,984	(A)
Noninterest income	2,796,049	3,596,766	2,742,322	2,847,968
Noninterest expenses	8,193,513	8,682,140	9,007,578	8,785,753
Minority interest in income of consolidated subsidiaries	53,384	47,757	45,410	118,973

Net income before income taxes	1,122,129	1,767,231	644,647	126,040
Federal and state income taxes	288,958	563,750	125,094	(119,960)

Net income	$833,171	$1,203,481	$519,553	$246,000

Earnings per common share:
Basic	$0.18	$0.26	$0.11	$0.02
Diluted	0.18	0.26	0.11	0.02

(A)	Fourth quarter net income was significantly impacted by the increased provision expense associated with the charge-off of $992,115 of a single commercial credit in our Milwaukee market. This action reduced fourth quarter after tax net income by $649,231 or $0.14 per common share.

	Year Ended December 31, 2005
	March	June	September	December
	2005	2005	2005	2005

Total interest income	$10,679,989	$11,538,870	$12,502,512	$13,966,897
Total interest expense	4,191,650	4,781,874	5,642,350	6,664,911

Net interest income	6,488,339	6,756,996	6,860,162	7,301,986
Provision for loan losses (gains)	301,206	(147,418)	382,752	340,544
Noninterest income	2,516,475	2,434,878	2,508,535	2,612,615
Noninterest expenses	6,752,705	7,443,341	7,589,747	7,647,355
Minority interest in income of consolidated subsidiary	—	—	20,651	56,887

Net income before income taxes	1,950,903	1,895,951	1,375,547	1,869,815
Federal and state income taxes	627,153	633,428	419,968	601,652

Net income	$1,323,750	$1,262,523	$955,579	$1,268,163

Earnings per common share:
Basic	$0.29	$0.28	$0.21	$0.28
Diluted	0.29	0.27	0.21	0.27

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 18. Parent Company Only Financial Statements
The following is condensed financial information of QCR Holdings, Inc. (parent company only):
Condensed Balance Sheets
December 31, 2006 and 2005

	2006	2005

Assets
Cash and due from banks	$1,200,403	$842,260
Interest-bearing deposits at financial institutions	158,919	95,727
Securities available for sale, at fair value	1,569,541	1,593,719
Investment in bank subsidiaries	104,410,202	86,100,599
Investment in nonbank subsidiaries	1,710,251	1,376,780
Other assets	3,022,677	2,070,084

Total assets	$112,071,993	$92,079,169

Liabilities and Stockholders’ Equity
Liabilities:
Other borrowings	$3,500,000	$10,500,000
Junior subordinated debentures	36,085,000	25,775,000
Other liabilities	1,604,413	1,337,470

Total liabilities	41,189,413	37,612,470

Stockholders’ Equity:
Preferred stock	268	—
Common stock	4,560,629	4,531,224
Additional paid-in capital	34,293,511	20,776,254
Retained earnings	32,000,213	29,726,700
Accumulated other comprehensive income (loss)	27,959	(567,479)

Total stockholders’ equity	70,882,580	54,466,699

Total liabilities and stockholders’ equity	$112,071,993	$92,079,169

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 18. Parent Company Only Financial Statements (Continued)
Condensed Statements of Income
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004

Total interest income	$126,990	$48,991	$114,731
Securities gains, net	—	50	26,188
Equity in net income of bank subsidiaries	5,521,908	6,491,611	7,643,815
Equity in net income of nonbank subsidiaries	369,964	405,220	259,660
Other	244,503	386,382	212,814

Total income	6,263,365	7,332,254	8,257,208

Interest expense	3,038,143	1,988,963	2,547,534
Salaries and employee benefits	1,264,543	778,402	1,135,333
Professional and data processing fees	388,136	508,237	361,063
Other	446,057	344,280	423,347

Total expenses	5,136,879	3,619,882	4,467,277

Income before income tax benefit	1,126,486	3,712,372	3,789,931

Income tax benefit	1,675,719	1,097,643	1,426,741

Net income	$2,802,205	$4,810,015	$5,216,672

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 18. Parent Company Only Financial Statements (Continued)
Condensed Statements of Cash Flows
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004

Cash Flows from Operating Activities:
Net income	$2,802,205	$4,810,015	$5,216,672
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Distributions in excess of (less than) earnings of:
Bank subsidiaries	(3,621,909)	(6,491,611)	(6,643,815)
Nonbank subsidiaries	(35,841)	28,893	2,662,973
Depreciation	2,500	3,877	4,507
Provision for loan losses	—	3,269	—
Loss on redemption of junior subordinated debentures	—	—	747,490
Investment securities gains, net	—	(50)	(26,188)
Stock-based compensation expense	285,351	—	—
Tax benefit of nonqualified stock options exercised	—	125,993	190,248
(Increase) decrease in accrued interest receivable	(103,172)	26,788	(28,252)
(Increase) decrease in other assets	(243,954)	424,737	(1,103,348)
Increase (decrease) in other liabilities	101,394	(176,051)	523,507

Net cash (used in) provided by operating activities	(813,426)	(1,244,140)	1,543,794

Cash Flows from Investing Activities:
Net (increase) decrease in interest-bearing deposits at financial institutions	(63,192)	319,712	(281,648)
Purchase of securities available for sale	(13,675)	(167,736)	(307,392)
Proceeds from calls and maturities of securities	50,000	298,988	227,001
Capital infusion, bank subsidiaries	(14,100,000)	(14,000,000)	(4,000,000)
Capital infusion, nonbank subsidiaries	(910,000)	(155,000)	(620,000)
Net loans (originated) repaid	—	22,084	—
Purchase of premises and equipment	—	(7,500)	—

Net cash used in investing activities	(15,036,867)	(13,689,452)	(4,982,039)

Cash Flows from Financing Activities:
Net (decrease) increase in other borrowings	(7,000,000)	4,500,000	(4,000,000)
Proceeds from issuance of junior subordinated debentures	10,310,000	5,155,000	20,620,000
Tax benefit of nonqualified stock options exercised	37,795	—	—
Redemption of junior subordinated debentures	—	—	(12,000,000)
Payment of cash dividends	(363,143)	(360,598)	(336,816)
Payment from fractional shares on 3:2 stock split	—	—	(2,549)
Proceeds from issuance of preferred stock, net	12,884,414	—	—
Proceeds from issuance of common stock, net	339,370	355,722	5,028,831

Net cash provided by financing activities	16,208,436	9,650,124	9,309,466

Net increase (decrease) in cash and due from banks	358,143	(5,283,468)	5,871,221

Cash and due from banks:
Beginning	842,260	6,125,728	254,507

Ending	$1,200,403	$842,260	$6,125,728

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 19. Fair Value of Financial Instruments
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
Federal Home Loan Bank advances and junior subordinated debentures: The fair value of these instruments is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Other borrowings: The fair value for variable rate other borrowings is equal to its carrying value.
Commitments to extend credit: The fair value of these commitments is not material.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 19. Fair Value of Financial Instruments (Continued)
The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2006 and 2005 are presented as follows:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and due from banks	$42,502,770	$42,502,770	$38,956,627	$38,956,627
Federal funds sold	2,320,000	2,320,000	4,450,000	4,450,000
Interest-bearing deposits at financial institutions	2,130,096	2,130,096	1,270,666	1,270,666
Investment securities:
Held to maturity	350,000	357,842	150,000	154,828
Available for sale	194,423,893	194,423,893	182,214,719	182,214,719
Loans/leases receivable, net	950,135,242	946,862,000	747,370,175	745,921,173
Accrued interest receivable	7,160,298	7,160,298	4,849,379	4,849,379
Deposits	875,447,267	874,762,000	698,503,899	696,761,899
Short-term borrowings	111,683,951	111,683,951	107,469,851	107,469,851
Federal Home Loan Bank advances	151,858,749	151,133,000	130,000,854	128,861,854
Other borrowings	3,761,636	3,761,636	10,764,914	10,764,914
Junior subordinated debentures	36,085,000	37,041,365	25,775,000	27,653,149
Accrued interest payable	4,696,214	4,696,214	2,410,398	2,410,398
Note 20. Business Segment Information
The Company’s business segments operate utilizing strong intercompany relationships, primarily with Quad City Bank & Trust. Cedar Rapids Bank & Trust and Rockford Bank & Trust both look to Quad City Bank & Trust as their primary upstream correspondent bank. These relationships produce Federal funds activity, both purchases and sales, which result in intercompany interest income/expense, that is eliminated in segment reporting. At December 31, 2006, the net effect of this elimination to Quad City Bank & Trust’s net income was negative $49,000 for 2006. The reciprocal net effects of this elimination to net income were a positive $42,000 to Cedar Rapids Bank & Trust and a positive $7,000 to Rockford Bank & Trust. At December 31, 2005, the negative net effect of this elimination to Quad City Bank & Trust’s net income was $98,000 for 2005. The reciprocal net effects to net income, at December 31, 2005, were a positive $152,000 to Cedar Rapids Bank & Trust and a negative $54,000 to Rockford Bank & Trust for the year. At December 31, 2004, the negative net effect of this elimination to Quad City Bank & Trust’s net income was $131,000 for 2004. The reciprocal net effect to net income, at December 31, 2004, was a positive $131,000 to Cedar Rapids Bank & Trust for the year. Rockford Bank & Trust began operating as a branch of Quad City Bank & Trust in September 2004.
M2 Lease Funds also utilizes the services of Quad City Bank & Trust to provide the funding for its $52,600,000 lease portfolio. The intercompany interest income/expense, which results from this funding relationship, is eliminated in segment reporting. At December 31, 2006 and 2005 the negative net effect to net income for Quad City Bank & Trust and the positive net effect to net income for M2 Lease Funds were each $1,900,000 and $388,000, respectively for the year. M2 Lease Funds was acquired by Quad City Bank & Trust in August 2005.
Business segment information presented in the “All other” category includes the selected financial information for the parent-only entity and its 56% owned subsidiary, Velie Plantation Holding Company.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 20. Business Segment Information (Continued)
Selected financial information on the Company’s business segments, with all inter-company accounts and transactions eliminated, is presented as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004

Commercial banking:
Quad City Bank & Trust:
Revenue	$46,265,441	$36,732,246	$32,342,266
Net income	2,310,158	4,965,565	5,914,913
Assets	764,399,817	668,896,016	634,206,797
Depreciation	1,451,770	1,476,476	1,245,853
Capital expenditures	716,237	1,787,723	3,783,114

Cedar Rapids Bank & Trust:
Revenue	$20,347,333	$14,627,423	$9,809,878
Net income	1,676,264	1,274,625	873,348
Assets	334,414,391	288,537,122	228,249,176
Depreciation	615,561	392,491	185,869
Capital expenditures	260,264	6,170,123	3,582,029

Rockford Bank & Trust:
Revenue	$4,858,508	$1,084,242	$16,476
Net (loss)	(2,397,360)	(1,297,322)	(346,490)
Assets	106,820,534	41,206,869	1,660,473
Depreciation	192,686	97,125	10,689
Capital expenditures	4,346,189	1,744,149	207,239

Credit card processing:
Revenue	$2,393,938	$2,056,474	$1,612,824
Net income	741,483	631,954	441,117
Assets	535,656	575,974	889,407
Depreciation	33,331	29,359	28,535
Capital expenditures	5,228	32,533	39,204

Trust management:
Revenue	$3,049,440	$2,818,832	$2,530,907
Net income	703,570	611,647	625,459
Assets	N/A	N/A	N/A
Depreciation	N/A	N/A	N/A
Capital expenditures	N/A	N/A	N/A

Leasing services:
Revenue	$3,484,610	$958,854	—
Net income	2,621,724	663,084	—
Assets	56,347,859	38,585,572	—
Depreciation	40,357	9,445	—
Capital expenditures	31,661	37,465	—
Intangible assets	3,222,688	3,222,688	—

All other:
Revenue	$386,861	$482,700	$385,930
Net (loss)	(2,853,634)	(2,039,538)	(2,291,675)
Assets	9,156,699	4,811,975	5,077,694
Depreciation	61,469	3,877	4,507
Capital expenditures	3,974,999	7,500	—

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 21. Subsequent Events
In the first quarter of 2007, the Company opened a private placement offering of common stock in connection with the addition of a Wisconsin-chartered bank. The Company is offering up to $3,000,000 of common stock, net of expenses. The total number of shares offered is 182,353 at an offering price of $17.00 per share. The offering terminates on March 31, 2007.
In October 2006, the Company announced that it had entered into a series of agreements that would result in the addition of a Wisconsin-chartered bank. On February 20, 2007, the Company completed these transactions. Under agreements with Security Bank Shares, Inc., Ridgeland Bancorp, Inc., and Ridgeland’s stockholders, QCR Holdings, Inc. acquired from Ridgeland Bancorp ownership of Farmers State Bank, of Ridgeland, Wisconsin. Concurrently with this acquisition, the Company transferred its Wisconsin branch of Rockford Bank & Trust to Farmers State Bank, and Farmers State Bank sold its banking offices in Ridgeland and Dallas, Wisconsin, to Security Bank, New Auburn, Wisconsin, a banking subsidiary of Security Bank Shares, Inc. The Company’s newly acquired Wisconsin bank charter was renamed from Farmer’s State Bank to First Wisconsin Bank and Trust Company and was also relocated from Ridgeland to Pewaukee, Wisconsin. The Company provided the new charter with $10,000,000 in capital.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2006. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.
Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting includes controls and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2006. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.
McGladrey & Pullen, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2006 and management’s assessment of the internal control over financial reporting which is included following in this Form 10-K.

Report of Independent Registered Public Accounting Firm.
To the Board of Directors
QCR Holdings, Inc.
Moline, Illinois
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that QCR Holdings, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.
Davenport, Iowa
March 15, 2007
McGladrey & Pullen, LLP is a member firm of RSM – International – an affiliation of separate and independent entities.
Changes in Internal Control over Financial Reporting. During 2005, the Company underwent a comprehensive effort to ensure compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Control enhancements were made during 2006 as part of the Company’s ongoing efforts to improve internal control over financial reporting. There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this report that have materially effected, or are reasonably likely to affect the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is set forth in the 2007 Proxy Statement, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item is set forth under the caption “Executive Compensation” in the 2007 Proxy Statement, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” in the 2007 Proxy Statement, and is incorporated herein by reference, or is presented below.
Equity Compensation Plan Information
The table below sets forth the following information as of December 31, 2006 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:
(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average exercise	future issuance under
	exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	285,473	$14.44	226,678 (1)

Equity compensation plans not approved by security holders	—	—	—

Total	285,473	$14.44	226,678 (1)

(1)	Includes 101,682 shares available under the QCR Holdings, Inc. Employee Stock Purchase Plan.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Transactions with Management” in the 2007 Proxy Statement, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm” in the 2007 Proxy statement and is incorporated herein by reference.
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
(a) 3. Exhibits
The following exhibits are either filed as a part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit Number.	Exhibit Description

3.1	Certificate of Incorporation of QCR Holdings, Inc., as amended (incorporated herein by reference to Exhibit 3(i) of Registrant’s Annual Report on Form 10K for the year ended December 31, 2004).

3.2	Bylaws of QCR Holdings, Inc. (incorporated herein by reference to Exhibit 3(ii) of Registrant’s Quarterly Report on Form 10Q for the quarter ended September 30, 2002).

4.1	Specimen Stock Certificate of QCR Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 of Registrant’s Form SB-2, File No. 33-67028).

4.2	Registration of Preferred Share Purchase Rights of QCR Holdings, Inc. (incorporated by reference to Item 1. of Registrant’s form 8-A12G, File No. 000-22208).

4.3	Certificate of Designation of Series of Preferred Stock of QCR Holdings, Inc. (incorporated herein by reference to Exhibit 99.1 of Registrant’s Form 8K dated November 3, 2006).

10.1	Employment Agreement between QCR Holdings, Inc., Quad City Bank and Trust Company and Michael A. Bauer dated January 1, 2004 (incorporated herein by reference to Exhibit 10(i) of Registrant’s Annual Report on Form 10K for the year ended December 31, 2003).

10.2	Employment Agreement between QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated January 1, 2004 (incorporated herein by reference to Exhibit 10(ii) of Registrant’s Annual Report on Form 10K for the year ended December 31, 2003).
10.3	Executive Deferred Compensation Agreement between Quad City Bank and Trust Company and Michael A. Bauer dated January 1, 2004 (incorporated herein by reference to Exhibit 10(iii) of Registrant’s Annual Report on Form 10K for the year ended December 31, 2003).

10.4	Executive Deferred Compensation Agreement between Quad City Bank and Trust Company and Douglas M. Hultquist dated January 1, 2004 (incorporated herein by reference to Exhibit 10(iv) of Registrant’s Annual Report on Form 10K for the year ended December 31, 2003).

10.5	Lease Agreement between Quad City Bank and Trust Company and 56 Utica L.L.C. (incorporated herein by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended June 30, 2000).

10.6	Employment Agreement between Quad City Bank and Trust Company and Larry J. Helling dated January 1, 2004 (incorporated herein by reference to Exhibit 10(vi) of Registrant’s Annual Report on Form 10K for the year ended December 31, 2003).

10.7	Executive Deferred Compensation Agreement for Todd A. Gipple, Executive Vice President and Chief Financial Officer of QCR Holdings, Inc. dated January 1, 2004 (incorporated herein by reference to Exhibit 10(viii) of Registrant’s Annual Report on Form 10K for the year ended December 31, 2003).

Exhibit Number.	Exhibit Description

10.8	Executive Deferred Compensation Agreement for Larry J. Helling, President and Chief Executive Officer of Cedar Rapids Bank and Trust Company dated January 1, 2004 (incorporated herein by reference to Exhibit 10(ix) of Registrant’s Annual Report on Form 10K for the year ended December 31, 2003).

10.9	Employment Agreement between QCR Holdings, Inc. and Todd A. Gipple dated January 1, 2004 (incorporated herein by reference to Exhibit 10(xi) of Registrant’s Annual Report on Form 10K for the year ended December 31, 2003).

10.10	QCR Holdings, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 5.1 of Registrant’s Form S-8, file No. 333-101356).

10.11	Dividend Reinvestment Plan of QCR Holdings, Inc. (incorporated herein by reference to Exhibit 5.1 of Registrant’s Form S-3, File No. 333-102699).

10.12	Indenture by and between QCR Holdings, Inc. / QCR Holdings Statutory Trust II and U.S. Bank National Association, as debenture and institutional trustee, dated February 18, 2004 (incorporated herein by reference to Exhibit 10(i) of Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004).

10.13	Indenture by and between QCR Holdings, Inc. / QCR Holdings Statutory Trust III and U.S. Bank National Association, as debenture and institutional trustee, dated February 18, 2004 (incorporated herein by reference to Exhibit 10(ii) of Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004).

10.14	Employment Agreement between QCR Holdings, Inc. and Thomas Budd dated June 2004 (incorporated herein by reference to Exhibit 10(i) of Registrant’s Quarterly Report on Form 10Q for the period ended June 30, 2004).

10.15	Employment Agreement between QCR Holdings, Inc. and Shawn Way dated June 2004 (incorporated herein by reference to Exhibit 10(ii) of Registrant’s Quarterly Report on Form 10Q for the period ended June 30, 2004).

10.16	Lease Agreement between Quad City Bank and Trust Company and 127 North Wyman Development, L.L.C. dated November 3, 2004 (incorporated herein by reference to Exhibit 10(i) of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.17	2004 Stock Incentive Plan of QCR Holdings, Inc. (incorporated herein by reference to Exhibit B of Registrant’s Form Pre 14A, filed March 5, 2004, File No. 000-22208).

10.18	Director Compensation Schedule of QCR Holdings, Inc. (incorporated herein by reference to Registrant’s Form 8-K, filed February 2, 2005, file No. 000-22208).

10.19	Non-Qualified Supplemental Executive Retirement Agreement between Quad City Bank and Trust Company and Certain Key Executives dated February 1, 2004 (incorporated herein by reference to Exhibit 10.20 of Registrant’s Annual Report on form 10K for the year ended December 31, 2004).

10.20	Non-Qualified Supplemental Executive Retirement Agreement between Cedar Rapids Bank and Trust Company and Certain Key Executives dated February 1, 2004 (incorporated herein by reference to Exhibit 10(xxi) of Registrant’s Annual Report on Form 10K for the year ended December 31, 2004).

Exhibit Number.	Exhibit Description

10.21	Executive Deferred Compensation Agreement between QCR Holdings, Inc. and Thomas Budd dated July 15, 2004 (incorporated herein by reference to Exhibit 10(xxii) of Registrant’s Annual Report on Form 10K for the year ended December 31, 2004).

10.22	Deferred Income Plan of Quad City Holdings, Inc. (incorporated herein by reference to Exhibit 99.1 of Registrant’s Form S-8, filed October 21, 1997, File No. 333-38341).

10.23	Stock Option Plan of Quad City Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 of Registrant’s Form SB-2, File No. 33-67028).

10.24	1997 Stock Incentive Plan of Quad City Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 of Registrant’s Form S-8, File No. 333-87229).

10.25	Indenture by and between QCR Holdings, Inc./QCR Holdings Statutory Trust IV and Wells Fargo Bank, National Association, as debenture and institutional trustee, dated May 4, 2005 (incorporated herein by reference to Exhibit 10(i) of Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2005).

10.26	Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht dated August 26, 2005 (incorporated herein by reference to Exhibit 10(i) of Registrant’s Quarterly Report on Form 10Q for the quarter ended September 30, 2005).

10.27	Indenture by and between QCR Holdings, Inc./QCR Holdings Statutory Trust V and Wells Fargo Bank, National Association, as debenture and institutional trustee, dated February 24, 2006 (incorporated herein by reference to Exhibit 10.27 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 2005).

10.28	Employment Agreement by and between QCR Holdings, Inc., Quad City Bank and Trust Company and Michael A. Bauer, as amended and restated March 21, 2006 (incorporated herein by reference to Exhibit 10(i) of Registrant’s Form 8K dated March 24, 2006).

10.29	Amendment Number One to the Non-Qualified Supplemental Executive Retirement Agreement by and between Quad City Bank and Trust Company and Michael A. Bauer, dated March 21, 2006 (incorporated herein by reference to Exhibit 10(ii) of Registrant’s Form 8K dated March 24, 2006).

10.30	Quad City Bank and Trust Company Executive Deferred Compensation Agreement by and between Quad City Bank and Trust Company and Michael A. Bauer, as amended and restated on March 21, 2006 (incorporated herein by reference to Exhibit 10(iii) of Registrant’s Form 8K dated March 24, 2006).

10.31	Employment Agreement by and between QCR Holdings, Inc., Quad City Bank and Trust Company and Michael A. Bauer, as amended and restated December 14, 2006 (exhibit is being filed herewith).

12.1	Statement re: Computation of Ratios (exhibit is being filed herewith).

21.1	Subsidiaries of QCR Holdings, Inc. (exhibit is being filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm - McGladrey and Pullen LLP (exhibit is being filed herewith).

Exhibit Number.	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.
Dated: March 15, 2007	By:	/s/ Douglas M. Hultquist
Douglas M. Hultquist
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Bauer Michael A. Bauer	Chairman of the Board of Directors	March 15, 2007

/s/ Douglas M. Hultquist	President, Chief Executive	March 15, 2007
Douglas M. Hultquist	Officer and Director

/s Patrick S. Baird	Director	March 15, 2007
Patrick Baird

/s/ James J. Brownson	Director	March 15, 2007
James J. Brownson

/s/ Larry J. Helling	Director	March 15, 2007
Larry J. Helling

/s/ Mark C. Kilmer	Director	March 15, 2007
Mark C. Kilmer

/s/ John K. Lawson	Director	March 15, 2007
John K. Lawson

/s/ Ronald G. Peterson	Director	March 15, 2007
Ronald G. Peterson

/s/ John A. Rife	Director	March 15, 2007
John A. Rife

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.
Dated: March 15, 2007	By:	/s/ Douglas M. Hultquist
Douglas M. Hultquist
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

	Chairman of the Board of Directors	March 15, 2007
Michael A. Bauer

	President, Chief Executive Officer and Director	March 15, 2007
Douglas M. Hultquist

	Director	March 15, 2007
Patrick S. Baird

	Director	March 15, 2007
James J. Brownson

	Director	March 15, 2007
Larry J. Helling

	Director	March 15, 2007
Mark C. Kilmer

	Director	March 15, 2007
John K. Lawson

	Director	March 15, 2007
Ronald G. Peterson

	Director	March 15, 2007
John A. Rife

Appendix A
SUPERVISION AND REGULATION
General
Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Iowa Superintendent of Banking (the “Iowa Superintendent”), the State of Illinois Department of Financial and Professional Regulation (the “Illinois DFPR”), the State of Wisconsin Department of Financial Institutions (the “Wisconsin DFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.
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
The Company
General. The Company, as the sole shareholder of the Banks (as defined below), is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.
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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.
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
Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.
Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.
The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses.
The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2006, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.
Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”), which allow the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.
Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
The Banks
Quad City Bank and Trust Company (“Quad City Bank & Trust”) and Cedar Rapids Bank and Trust Company (“Cedar Rapids Bank & Trust”) are chartered under Iowa law (collectively, the “Iowa Banks”); Rockford Bank and Trust Company (“Rockford Bank & Trust”) is chartered under Illinois law; and First Wisconsin Bank and Trust Company (“First Wisconsin Bank & Trust”) is chartered under Wisconsin law (collectively, the “Banks”). The deposit accounts of the Banks are insured by the FDIC’s Deposit Insurance Fund (“DIF”). The Banks are also members of the Federal Reserve System (“member banks”).
As Iowa-chartered, FDIC-insured member banks, the Iowa Banks are subject to the examination, supervision, reporting and enforcement requirements of the Iowa Superintendent, as the chartering authority for Iowa banks. As an Illinois-chartered, FDIC-insured member bank, Rockford Bank & Trust is subject to the examination, supervision, reporting and enforcement requirements of the Illinois DFPR, as the chartering authority for Illinois banks. On February 20, 2007, the Company consummated a series of transactions resulting in the acquisition of a Wisconsin-chartered bank, which was subsequently renamed First Wisconsin Bank & Trust. As a Wisconsin-chartered, FDIC-insured member bank, First Wisconsin Bank & Trust is subject to the examination, supervision, reporting and enforcement requirements of the Wisconsin DFI. The Banks are also subject to the examination, reporting and enforcement requirements of the Federal Reserve, the primary federal regulator of member banks. In addition, the FDIC, as administrator of the DIF, has regulatory authority over the Banks.
Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which insured depository institutions are assigned to one of four risk assessment categories based upon their respective levels of capital, supervisory evaluations and other financial factors. Institutions that are well-capitalized and exhibit minimal or no supervisory weaknesses pay the lowest premium while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay the highest premium. An institution’s risk-classification is determined by the FDIC.
For the past several years, FDIC insurance assessments ranged from 0% to 0.27% of total deposits. Pursuant to regulatory amendments adopted by the FDIC, effective January 1, 2007, insurance assessments will range from 0.05% to 0.43% of total deposits (unless subsequently adjusted by the FDIC). FDIC-insured institutions that were in existence as of December 31, 1996, and paid an FDIC-insurance assessment prior to that date (“eligible institutions”), as well as successors to eligible institutions, will be entitled to a credit that may be applied to offset insurance premium assessments due for assessment periods beginning on and after January 1, 2007. The amount of an eligible institution’s assessment credit will be equal to the institution’s pro rata share (based on its assessment base as of December 31, 1996, as compared to the aggregate assessment base of all eligible institutions as of December 31, 1996) of the aggregate amount the FDIC would have collected if it had imposed an assessment of 10.5 basis points on the combined assessment base of all institutions insured by the FDIC as of December 31, 2001. Subject to certain statutory limitations, an institution’s assessment credit may be applied to offset the full amount of premiums assessed in 2007, but may not be applied to more than 90% of the premiums assessed in 2008, 2009 or 2010. The FDIC will track the amount of an institution’s assessment credit and automatically apply it to the institution’s premium assessment to the maximum extent permitted by federal law.
One of the Iowa Banks, Quad City Bank & Trust, and First Wisconsin Bank & Trust are eligible institutions. The other of the two Iowa Banks, Cedar Rapids Bank & Trust, and Rockford Bank & Trust are neither eligible institutions nor successors to eligible institutions and, therefore, will not be entitled to an assessment credit.

FICO Assessments. The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2006, the FICO assessment rate was approximately 0.01% of deposits.
Supervisory Assessments. Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. The amount of the assessment payable by each Bank is calculated on the basis of that Bank’s total assets. During the year ended December 31, 2006, the Iowa Banks paid supervisory assessments to the Iowa Superintendent totaling $107 thousand, and Rockford Bank & Trust paid supervisory assessments to the Illinois DFPR totaling $11 thousand.
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
The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, regulations of the Federal Reserve provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Both the Illinois DFPR’s order issuing a charter to Rockford Bank & Trust and the FDIC’s approval of deposit insurance for the bank are conditioned upon it maintaining a Tier 1 capital to assets ratio of not less than 8% for the first three years of operation; and the Federal Reserve’s approval of Rockford Bank & Trust’s application to become a member bank is conditioned upon the bank maintaining a Tier 1 capital to assets ratio of not less than 9% for the first three years of operation. If Rockford Bank & Trust’s Tier 1 capital to assets ratio falls below 9%, it may need to raise additional capital to maintain the required ratio. In addition, the Federal Reserve’s approval of the Company’s acquisition of First Wisconsin Bank & Trust is conditioned upon the bank maintaining a tangible leverage ratio in excess of 9% through the year 2009.
Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.” Under the regulations of the Federal Reserve, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.
Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
As of December 31, 2006: (i) neither of the Iowa Banks was subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Iowa Banks exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) each of the Iowa Banks was “well-capitalized,” as defined by Federal Reserve regulations. As of December 31, 2006, Rockford Bank & Trust (i) met the capital to assets ratios established by the Illinois DFPR, the FDIC and the Federal Reserve; and (ii) was “well-capitalized,” as defined by Federal Reserve regulations.
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
Dividend Payments. The primary source of funds for the Company is dividends from the Banks. In general, the Banks may only pay dividends either out of their historical net income after any required transfers to surplus or reserves have been made or out of their retained earnings. Before declaring its first dividend, Rockford Bank & Trust, as a de novo institution, is required by Illinois law to carry at least one-tenth of its net profits since the issuance of its charter to its surplus until its surplus is equal to its capital. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Banks. Generally, a member bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank’s board of directors deems prudent. Without prior Federal Reserve approval, however, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s calendar year-to-date net income plus the bank’s retained net income for the two preceding calendar years. For at least the first three years of its operation, the ability of Rockford Bank & Trust to pay dividends is conditioned upon the prior approval of the Federal Reserve. In addition, First Wisconsin Bank & Trust may not pay dividends until after the year 2009 and two consecutive satisfactory composite CAMELS ratings, unless the prior approval of the Federal Reserve Bank of Chicago is obtained.
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Iowa Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2006. As of December 31, 2006, approximately $4.2 million would have been available to be paid as dividends by the Iowa Banks. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Banks if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.
Insider Transactions. The Banks are subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans made by the Banks. Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their respective directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or any of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Banks maintain correspondent relationships.
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
In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.
Branching Authority. The Iowa Banks have the authority under Iowa law to establish branches anywhere in the State of Iowa, subject to receipt of all required regulatory approvals. In 1997, the Company formed a de novo Illinois bank that was merged into Quad City Bank & Trust, resulting in the Quad City Bank & Trust establishing a branch office in Illinois. Under Illinois law, Quad City Bank & Trust may continue to establish offices in Illinois to the same extent permitted for an Illinois bank (subject to certain conditions, including certain regulatory notice requirements). Similarly, Rockford Bank & Trust and Wisconsin Bank & Trust have the authority under Illinois law and Wisconsin law, respectively, to establish branches anywhere in their home state, subject to receipt of all required regulatory approvals.
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
State Bank Investments and Activities. Each of the Banks generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by the laws of the state under which it is chartered. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Banks.
Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $45.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $45.8 million, the reserve requirement is $1.119 million plus 10% of the aggregate amount of total transaction accounts in excess of $45.8 million. The first $8.5 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Banks are in compliance with the foregoing requirements.

Appendix B
GUIDE 3 INFORMATION
The Following tables and schedules show selected comparative financial information required by the Securities and Exchange Commission Securities Act Guide 3, regarding the business of QCR Holdings, Inc. (“the Company”) for the periods shown.

I.	Distribution of Assets, Liabilities and Stockholders Equity; Interest Rates and Interest Differential A. and B. Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

	Years Ended December 31,
	2006			2005			2004
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost	Balance	or Paid	Cost
	(Dollars in Thousands)
ASSETS
Interest earnings assets:
Federal funds sold	$10,230	$475	4.64%	$6,256	$206	3.29%	$6,619	$42	0.63%
Interest-bearing deposits at at financial institutions	6,440	320	4.97	3,583	129	3.60	9,030	224	2.48
Investment securities (1)	185,468	8,381	4.52	159,467	6,224	3.90	130,408	4,933	3.78
Gross loans/leases receivable (2)	855,872	60,098	7.02	682,858	42,427	6.21	587,450	33,112	5.64

Total interest earning assets	1,058,010	69,274	6.55	852,164	48,986	5.75	733,507	38,311	5.22

Noninterest-earning assets:
Cash and due from banks	$35,318			$29,576			$29,891
Premises and equipment, net	27,755			23,016			14,346
Less allowance for estimated losses on loans/leases	(9,780)			(9,048)			(9,517)
Other	42,234			39,198			31,300

Total assets	$1,153,537			$934,906			$799,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$272,484	9,082	3.33%	$198,359	3,356	1.69%	$171,552	1,379	0.80%
Savings deposits	32,065	703	2.19	22,823	264	1.16	15,553	50	0.32
Time deposits	380,524	17,280	4.54	299,673	9,222	3.08	228,563	5,423	2.37
Short-term borrowings	97,580	3,169	3.25	98,089	2,183	2.23	100,944	1,209	1.20
Federal Home Loan Bank advances	135,282	5,609	4.15	107,927	4,168	3.86	91,912	3,463	3.77
Junior subordinated debentures	34,796	2,490	7.16	23,842	1,587	6.66	23,293	1,641	7.05
Other borrowings	9,456	574	6.07	11,074	501	4.52	5,125	160	3.12

Total interest-bearing liabilities	962,187	38,907	4.04	761,787	21,281	2.79	636,942	13,325	2.09

Noninterest-bearing demand	119,561			108,116			110,748
Other noninterest-bearing liabilities	14,026			12,353			7,947
Total liabilities	1,095,774			882,256			755,637
Stockholders’ equity	57,763			52,650			43,890

Total liabilities and stockholders’ equity	$1,153,537			$934,906			$799,527

Net interest income		$30,367			$27,705			$24,986

Net interest spread			2.51%			2.96%			3.13%

Net interest margin			2.87%			3.25%			3.41%

Ratio of average interest earning assets to average interest- bearing liabilities	109.96%			111.86%			115.16%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable.

C. Analysis of Changes of Interest Income/Interest Expense
For the years ended December 31, 2006, 2005 and 2004

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Year	Rate	Volume
	2006 vs. 2005
	(Dollars in Thousands)
INTEREST INCOME
Federal funds sold	$269	$105	$164
Interest-bearing deposits at other financial institutions	191	62	129
Investment securities (2)	2,158	1,062	1,096
Gross loans/leases receivable (2) (3)	17,670	5,996	11,674

Total change in interest income	$20,288	$7,225	$13,063

INTEREST EXPENSE
Interest-bearing demand deposits	$5,726	$4,134	$1,592
Savings deposits	439	302	137
Time deposits	8,058	5,141	2,917
Short-term borrowings	986	997	(11)
Federal Home Loan Bank advances	1,441	325	1,116
Junior subordinated debentures	903	127	776
Other borrowings	73	153	(80)

Total change in interest expense	$17,626	$11,179	$6,447

Total change in net interest income	$2,662	$(3,954)	$6,616

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Year	Rate	Volume
	2005 vs. 2004
	(Dollars in Thousands)
INTEREST INCOME
Federal funds sold	$164	$166	$(2)
Interest-bearing deposits at other financial institutions	(95)	75	(170)
Investment securities (2)	1,289	159	1,130
Gross loans/leases receivable (2) (3)	9,315	3,600	5,715

Total change in interest income	$10,673	$4,000	$6,673

INTEREST EXPENSE
Interest-bearing demand deposits	$1,977	$1,732	$245
Savings deposits	214	182	32
Time deposits	3,799	1,856	1,943
Short-term borrowings	974	1,009	(35)
Federal Home Loan Bank advances	705	89	616
Junior subordinated debentures	(54)	(92)	38
Other borrowings	341	95	246

Total change in interest expense	$7,956	$4,871	$3,085

Total change in net interest income	$2,717	$(871)	$3,588

(1)	The column “increase/decrease from prior year” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate in each year presented.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable.

II. Investment Portfolio
A. Investment Securities
The following tables present the amortized cost and fair value of investment securities as of
December 31, 2006, 2005 and 2004.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)
December 31, 2006

Securities held to maturity:
Other bonds	$350	$8	$—	$358

Totals	$350	$8	$—	$358

Securities available for sale:
U.S. Treasury securities	$2,107	$4	$—	$2,111
U.S. gov’t.sponsored agency securities	157,623	199	(843)	156,979
Mortgage-backed securities	2,084	—	(52)	2,032
Municipal securities	28,584	372	(79)	28,877
Corporate securities	2,367	28	—	2,395
Trust preferred securities	450	11	—	461
Other securities	1,176	400	(7)	1,569

Totals	$194,391	$1,014	$(981)	$194,424

December 31, 2005

Securities held to maturity:
Other bonds	$150	$5	$—	$155

Totals	$150	$5	$—	$155

Securities available for sale:
U.S. Treasury securities	$100	$—	$—	$100
U.S. gov’t.sponsored agency securities	150,115	55	(1,630)	148,540
Mortgage-backed securities	2,720	4	(54)	2,670
Municipal securities	18,485	368	(40)	18,813
Corporate securities	4,672	72	(2)	4,742
Trust preferred securities	850	69	—	919
Other securities	6,163	373	(105)	6,431

Totals	$183,105	$941	$(1,831)	$182,215

December 31, 2004

Securities held to maturity:
Other bonds	$100	$8	$—	$108

Totals	$100	$8	$—	$108

Securities available for sale:
U.S. Treasury securities	$100	$—	$(1)	$99
U.S. gov’t.sponsored agency securities	114,649	368	(392)	114,625
Mortgage-backed securities	3,864	20	(19)	3,865
Municipal securities	15,923	654	(132)	16,445
Corporate securities	6,704	230	(9)	6,925
Trust preferred securities	1,149	94	—	1,243
Other securities	5,995	264	—	6,259

Totals	$148,384	$1,630	$(553)	$149,461

B. Investment Securities, Maturities, and Yields
The following table presents the maturity of securities held on December 31, 2006 and the weighted average stated coupon rates by range of maturity:

		Weighted
	Amortized	Average
	Cost	Yield
	(Dollars in Thousands)
U.S. Treasury securities:
Within 1 year	100	4.27%
After 1 but within 5 years	2,007	4.73%

Total	$2,107	4.71%

U.S. Gov’t.Sponsored Agency securities:
Within 1 year	$61,703	3.89%
After 1 but within 5 years	68,309	4.90%
After 5 but within 10 years	21,496	5.62%
After 10 years	6,115	5.55%

Total	$157,623	4.63%

Mortgage-backed securities:
After 1 but within 5 years	$1,767	4.13%
After 5 but within 10 years	317	5.93%

Total	$2,084	4.41%

Municipal securities:
Within 1 year	$2,501	6.52%
After 1 but within 5 years	6,190	5.78%
After 5 but within 10 years	8,286	6.95%
After 10 years	11,607	6.30%

Total	$28,584	6.40%

Corporate securities:
Within 1 year	$500	6.23%
After 1 but within 5 years	1,867	6.11%

Total	$2,367	6.13%

Trust preferred securities:
After 10 years	$450	7.91%

Other bonds:
Within 1 year	$50	5.30%
After 1 but within 5 years	150	5.10%
After 5 but within 10 years	150	5.85%

Total	$350	5.45%

Other securities with no maturity or stated face rate	$1,176

B. Investment Securities, Maturities, and Yields
The following table presents the maturity of securities held on December 31, 2005 and the weighted average stated coupon rates by range of maturity:

		Weighted
	Amortized	Average
	Cost	Yield
	(Dollars in Thousands)
U.S. Treasury securities:
After 1 but within 5 years	$100	4.30%

U.S. Gov’t.Sponsored Agency securities:
Within 1 year	$46,876	3.65%
After 1 but within 5 years	101,728	4.01%
After 5 but within 10 years	1,511	3.87%

Total	$150,115	3.89%

Mortgage-backed securities:
After 1 but within 5 years	$2,294	3.99%
After 5 but within 10 years	426	5.94%

Total	$2,720	4.30%

Municipal securities:
Within 1 year	$703	6.10%
After 1 but within 5 years	7,310	5.33%
After 5 but within 10 years	8,673	6.86%
After 10 years	1,799	4.93%

Total	$18,485	6.03%

Corporate securities:
Within 1 year	$2,303	5.29%
After 1 but within 5 years	2,369	6.14%

Total	$4,672	5.72%

Trust preferred securities:
After 10 years	$850	8.41%

Other bonds:
After 1 but within 5 years	$100	5.00%
After 5 but within 10 years	50	6.55%

Total	$150	5.52%

Other securities with no maturity or stated face rate	$6,163

C. Investment Concentrations
At December 31, 2006 and 2005, there were no securities in the investment portfolio above (other than U.S. Government, U.S. Government agencies, and corporations) that exceeded 10% of the stockholders’ equity.

III. Loan/Lease Portfolio
A. Types of Loans/Leases
The composition of the loan/lease portfolio is presented as follows:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Real estate loans held for sale — residential mortgage	$6,187	$2,632	$3,499	$3,790	$23,691

Real estate loans — residential mortgage	68,913	54,125	52,423	29,604	28,761
Real estate loans — construction	6,534	2,811	3,608	2,254	2,230
Commercial loans	396,599	323,732	286,419	239,309	208,563
Commercial real estate loans	350,339	269,730	246,098	196,036	141,643
Direct financing leases	52,628	34,911	—	—	—
Installment and other consumer loans	78,058	67,090	55,736	50,984	44,567

Total loans/leases	$959,258	$755,031	$647,783	$521,977	$449,455

Deferred loan/lease origination costs (fees), net	1,489	1,223	568	494	281
Less allowance for estimated losses on loans/leases	(10,612)	(8,884)	(9,262)	(8,643)	(6,879)

Net loans/leases	$950,135	$747,370	$639,089	$513,828	$442,857

Direct financing leases:
Net minimum lease payments to be received	54,896	35,447	—	—	—
Estimated residual values of leased assets	9,929	7,633	—	—	—
Unearned lease/residual income	(11,811)	(7,661)	—	—	—
Fair value adjustment at acquisition	(386)	(508)	—	—	—

Total leases	$52,628	$34,911	$—	$—	$—

III. Loan/Lease Portfolio
B. Maturities and Sensitivities of Loans/Leases to Changes in Interest Rates

				Maturities After One Year
At December 31, 2006	Due in one	Due after one	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	interest rates	interest rates
	(Dollars in Thousands)
Real estate loans held for sale — residential mortgage	$—	$—	$6,187	$6,187	$—

Real estate loans — residential mortgage	2,962	159	65,792	14,837	51,114
Real estate loans — construction	6,534	—	—	—	—
Commercial loans	134,874	198,175	63,550	216,415	45,310
Commercial real estate loans	119,173	175,036	56,130	191,146	40,020
Direct financing leases	1,891	30,565	20,172	50,737	—
Installment and other consumer loans	30,429	43,761	3,868	32,892	14,737

Total loans/leases	$295,863	$447,696	$215,699	$512,214	$151,181

				Maturities After One Year
At December 31, 2005	Due in one	Due after one	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	interest rates	interest rates
	(Dollars in Thousands)
Real estate loans held for sale — residential mortgage	$—	$—	$2,632	$2,632	$—

Real estate loans — residential mortgage	909	531	52,685	6,855	46,361
Real estate loans — construction	2,811	—	—	—	—
Commercial loans	100,835	177,218	45,678	166,452	56,444
Commercial real estate loans	84,018	147,654	38,059	138,685	47,028
Direct financing leases	1,122	22,789	11,000	33,789	—
Installment and other consumer loans	21,997	43,643	1,450	30,245	14,848

Total loans/leases	$211,692	$391,835	$151,504	$378,658	$164,681

III. Loan/Lease Portfolio
C. Risk Elements
1. Nonaccrual, Past Due and Restructured Loans/Leases
The following tables represent Nonaccrual, Past Due, Renegotiated Loans/Leases, and other Real Estate Owned:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Loans/leases accounted for on nonaccrual basis	$6,538	$2,579	$7,608	$4,204	$4,608
Accruing loans/leases past due 90 days or more	755	604	1,133	756	431
Other real estate owned	93	545	1,925	—	—
Troubled debt restructurings		—	—	—	—

Totals	$7,386	$3,728	$10,666	$4,960	$5,039

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
2.	Potential Problem Loans/Leases. To management’s best knowledge, there are no such significant loans/leases that have not been disclosed in the above table.

3.	Foreign Outstandings. None.

4.	Loan/Lease Concentrations. At December 31, 2006, there was a single concentration of loans/leases exceeding 10%, which is not otherwise disclosed in Item III. A. That concentration is Lessors of Non-Residential Buildings & Dwellings at 13.6%.

D.	Other Interest-Bearing Assets
There are no interest-bearing assets required to be disclosed here.

IV. Summary of Loan/Lease Loss Experience
A. Analysis of the Allowance for Estimated Losses on Loans/Leases
The following tables summarize activity in the allowance for estimated losses on loans/leases of the Company:

					Six months
	Years ended				ended	Year ended
	December 31,				December 31,	June 30,
	2006	2005	2004	2003	2002	2002
	(Dollars in Thousands)
Average amount of loans/leases outstanding, before allowance for estimated losses on loans/leases	$855,872	$682,858	$587,450	$480,314	$419,104	$334,205

Allowance for estimated losses on loans/leases:
Balance, beginning of fiscal period	$8,884	$9,262	$8,643	$6,879	$6,111	$4,248
Charge-offs:
Commercial	(1,415)	(1,530)	(624)	(1,777)	(1,349)	(437)
Real Estate	(45)	(160)	(49)	—	—	—
Installment and other consumer	(460)	(356)	(292)	(298)	(105)	(204)

Subtotal charge-offs	(1,920)	(2,046)	(965)	(2,075)	(1,454)	(641)

Recoveries:
Commercial	262	245	137	192	—	101
Real Estate	52	25	—	—	—	—
Installment and other consumer	50	87	75	242	38	138

Subtotal recoveries	364	357	212	434	38	239

Net charge-offs	(1,556)	(1,689)	(753)	(1,641)	(1,416)	(402)
Provision charged to expense	3,284	877	1,372	3,405	2,184	2,265
Acquisition of M2 Lease Funds, LLC	—	434	—	—	—	—

Balance, end of fiscal year	$10,612	$8,884	$9,262	$8,643	$6,879	$6,111

Ratio of net charge-offs to average loans/leases outstanding	0.18%	0.25%	0.13%	0.34%	0.34%	0.12%

B. Allocation of the Allowance for Estimated Losses on Loans/Leases
The following tables present the allowance for the estimated losses on loans/leases by type of loans/leases and the percentage of loans/leases in each category to total loans/leases:

	December 31, 2006		December 31, 2005		December 31, 2004
		% of Loans/Leases		% of Loans/Leases		% of Loans
	Amount	to Total Loans/Leases	Amount	to Total Loans/Leases	Amount	to Total Loans
	(Dollars in Thousands)
Real estate loans held for sale — residential mortgage	$67	0.64%	$16	0.35%	$17	0.54%

Real estate loans — residential mortgage	356	7.18%	250	7.17%	205	8.09%
Real estate loans — construction	40	0.68%	12	0.37%	21	0.56%
Commercial loans	4,465	41.35%	3,999	35.72%	4,532	44.22%
Commercial real estate loans	3,943	36.52%	3,332	42.88%	3,891	37.99%
Direct financing leases	805	5.49%	546	4.62%	—	0.00%
Installment and other consumer loans	920	8.14%	725	8.89%	591	8.60%
Unallocated	16	NA	4	NA	5	NA

Total	$10,612	100.00%	$8,884	100.00%	$9,262	100.00%

	December 31, 2003		December 31, 2002
		% of Loans		% of Loans
	Amount	to Total Loans	Amount	to Total Loans
	(Dollars in Thousands)
Real estate loans held for sale — residential mortgage	$4	0.73%	$24	5.27%

Real estate loans — residential mortgage	272	5.67%	159	6.40%
Real estate loans — construction	11	0.43%	11	0.50%
Commercial loans	4,222	45.84%	3,681	46.40%
Commercial real estate loans	3,454	37.56%	2,495	31.51%
Direct financing leases	—	0.00%	—	0.00%
Installment and other consumer loans	678	9.77%	507	9.92%
Unallocated	2	NA	2	NA

Total	$8,643	100.00%	$6,879	100.00%

V. Deposits.
The average amount of and average rate paid for the categories of deposits for the years ended December 31, 2006, 2005, and 2004 are discussed in the consolidated average balance sheets and can be found on pages B-2 and B-3 of Appendix B.
Included in interest bearing deposits at December 31, 2006, 2005 and 2004 were certificates of deposit totaling $251,349,867 $170,994,735, and $165,685,917 respectively, that were $100,000 or greater. Maturities of these certificates were as follows:

	December 31,
	2006	2005	2004
	(Dollars in Thousands)
One to three months	$82,350	$52,276	$39,352
Three to six months	94,157	55,123	60,456
Six to twelve months	28,522	35,580	40,699
Over twelve months	46,321	28,016	25,179

Total certificates of deposit greater than $100,000	$251,350	$170,995	$165,686

VI. Return on Equity and Assets.
The following tables present the return on assets and equity and the equity to assets ratio of the Company:

	Years ended
	December 31,
	2006	2005	2004
	(Dollars in Thousands)
Average total assets	$1,153,537	$934,906	$799,527
Average equity	57,763	52,650	43,890
Net income	2,802	4,810	5,217
Return on average assets	0.24%	0.51%	0.65%
Return on average common equity	5.02%	9.14%	11.89%
Return on average total equity	4.85%	9.14%	11.89%
Dividend payout ratio	14.04%	7.55%	6.50%
Average equity to average assets ratio	5.01%	5.63%	5.49%
VII. Short Term Borrowings.
The information requested is disclosed in Note 7 to the December 31, 2006 Consolidated Financial Statements.