Form 10-Q
period 2007-03-31
QCR HOLDINGS INC
filed 2007-05-09
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-22208
QCR HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	42-1397595

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)
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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 1, 2007, the Registrant had outstanding 4,573,584 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$34,317,262	$42,502,770
Federal funds sold	7,315,000	2,320,000
Interest-bearing deposits at financial institutions	19,982,587	2,130,096

Securities held to maturity, at amortized cost	350,000	350,000
Securities available for sale, at fair value	179,657,017	194,423,893

	180,007,017	194,773,893

Loans receivable held for sale	7,850,085	6,186,632
Loans/leases receivable held for investment	983,015,235	954,560,692

	990,865,320	960,747,324
Less: Allowance for estimated losses on loans/leases	(11,074,612)	(10,612,082)

	979,790,708	950,135,242

Premises and equipment, net	32,091,285	32,524,840
Goodwill	3,222,688	3,222,688
Intangible asset	872,151	—
Accrued interest receivable	7,120,132	7,160,298
Bank-owned life insurance	19,081,086	18,877,526
Other assets	20,022,903	18,027,603

Total assets	$1,303,822,819	$1,271,674,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$121,723,033	$124,184,486
Interest-bearing	756,116,164	751,262,781

Total deposits	877,839,197	875,447,267

Short-term borrowings	119,232,113	111,683,951
Federal Home Loan Bank advances	165,298,927	151,858,749
Other borrowings	12,239,486	3,761,636
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	19,309,112	20,592,953

Total liabilities	1,230,003,835	1,199,429,556

Minority interest in consolidated subsidiaries	1,451,926	1,362,820

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; shares authorized 250,000;	268	268
March 2007 - 268 shares issued and outstanding, December 2006 - 268 shares issued and outstanding, Common stock, $1 par value; shares authorized 10,000,000	4,565,158	4,560,629
March 2007 and December 2006 - 4,565,158 shares issued and outstanding, Additional paid-in capital	34,430,226	34,293,511
Retained earnings	32,994,899	32,000,213
Accumulated other comprehensive income	376,507	27,959

Total stockholders’ equity	72,367,058	70,882,580

Total liabilities and stockholders’ equity	$1,303,822,819	$1,271,674,956

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended March 31

	2007	2006
Interest and dividend income:
Loans/leases, including fees	$17,488,896	$12,813,995
Securities:
Taxable	1,974,199	1,693,002
Nontaxable	276,832	169,397
Interest-bearing deposits at financial institutions	122,333	42,479
Federal funds sold	79,811	149,976

Total interest and dividend income	19,942,071	14,868,849

Interest expense:
Deposits	7,960,901	5,286,505
Short-term borrowings	1,144,867	562,421
Federal Home Loan Bank advances	1,719,877	1,273,480
Other borrowings	131,950	109,370
Junior subordinated debentures	650,135	520,252

Total interest expense	11,607,730	7,752,028

Net interest income	8,334,341	7,116,821

Provision for loan/lease losses	406,457	543,844

Net interest income after provision for loan/lease losses	7,927,883	6,572,977

Noninterest income:
Credit card fees, net of processing costs	381,983	495,793
Trust department fees	919,111	781,293
Deposit service fees	578,684	465,416
Gains on sales of loans, net	274,731	205,235
Securities (losses) gains, net	0	(142,586)
Gains on sales of foreclosed assets	2,430	5,440
Earnings on bank-owned life insurance	203,559	249,708
Investment advisory and management fees, gross	376,535	300,543
Other	390,796	435,207

Total noninterest income	3,127,829	2,796,049

Noninterest expenses:
Salaries and employee benefits	5,554,746	4,919,278
Professional and data processing fees	928,648	790,838
Advertising and marketing	237,730	243,307
Occupancy and equipment expense	1,218,772	1,250,013
Stationery and supplies	154,722	169,369
Postage and telephone	253,856	225,130
Bank service charges	141,630	135,536
Insurance	166,277	133,076
Loss on disposals/sales of fixed assets	239,016	0
Other	306,121	326,966

Total noninterest expenses	9,201,518	8,193,513

Income before income taxes	1,854,194	1,175,513
Federal and state income taxes	500,566	288,958

Income before minority interest in net income of consolidated subsidiaries	1,353,628	886,555
Minority interest in income of consolidated subsidiaries	90,942	53,384

Net income	$1,262,686	$833,171

Net income	$1,262,686	$833,171
Less preferred stock dividends	268,000	0

Net income available to common stockholders	$994,686	$833,171

Earnings per common share:
Basic	$0.22	$0.18
Diluted	$0.22	$0.18
Weighted average common shares outstanding	4,564,664	4,535,591
Weighted average common and common equivalent shares outstanding	4,589,866	4,585,871

Cash dividends declared per common share	$0.00	$0.00

Comprehensive income	$1,611,234	$827,596

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2007

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total
Balance December 31, 2006	$268	$4,560,629	$34,293,511	$32,000,213	$27,959	$70,882,580
Comprehensive income:						—
Net income				1,262,686		1,262,686
Other comprehensive income, net of tax					348,548	348,548

Comprehensive income						1,611,234

Preferred cash dividends declared				(268,000)		(268,000)
Additional costs from fourth quarter 2006 issuance of preferred stock			(10,671)			(10,671)
Proceeds from issuance of 3,879 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan		3,879	56,307			60,186
Proceeds from issuance of 650 shares of common stock as a result of stock options exercised		650	4,942			5,592
Tax benefit of nonqualified stock options exercised			1,032			1,032
Stock compensation expense			85,105			85,105

Balance March 31, 2007	$268	$4,565,158	$34,430,226	$32,994,899	$376,507	$72,367,058

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,262,686	$833,171
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	589,850	574,295
Provision for loan/lease losses	406,457	543,844
Amortization of offering costs on subordinated debentures	3,579	3,579
Stock-based compensation expense	(118,386)	77,443
Minority interest in income of consolidated subsidiaries	90,942	53,384
Gain on sale of foreclosed assets	(2,430)	0
Amortization of premiums on securities, net	18,637	90,676
Investment securities losses, net	0	142,586
Loans originated for sale	(24,642,440)	(17,839,797)
Proceeds on sales of loans	23,255,521	16,072,806
Net gains on sales of loans	(274,731)	(205,235)
Net losses on disposals/sales of premises and equipment	239,016	0
Decrease (increase) in accrued interest receivable	40,166	(504,692)
Increase in other assets	(2,704,080)	(399,172)
Decrease in other liabilities	(769,074)	(3,067,156)

Net cash used in operating activities	$(2,604,287)	$(3,624,268)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(4,995,000)	2,760,000
Net increase in interest-bearing deposits at financial institutions	(17,852,491)	(1,312,441)
Proceeds from sale of foreclosed assets	15,430	0
Activity in securities portfolio:
Purchases	(6,699,925)	(13,154,015)
Calls, maturities and redemptions	21,880,000	10,850,000
Paydowns	133,779	184,465
Activity in bank-owned life insurance:
Purchases	0	(260,807)
Increase in cash value	(203,560)	(249,708)
Net loans/leases originated and held for investment	(28,398,469)	(27,570,227)
Purchase of premises and equipment	(156,295)	(730,090)
Purchase of intangible asset	(872,151)	0

Net cash used in investing activities	$(37,148,682)	$(29,482,823)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	2,391,930	48,884,526
Net increase (decrease) in short-term borrowings	7,548,162	(31,502,577)
Activity in Federal Home Loan Bank advances:
Advances	31,000,000	3,000,000
Payments	(17,559,822)	(3,556,966)
Net increase (decrease) in other borrowings	8,477,850	(1,388,563)
Proceeds from issuance of junior subordinated debentures	0	10,310,000
Tax benefit of nonqualified stock options exercised	1,032	8,130
Payment of cash dividends	(346,798)	(181,249)
Costs from issuance of preferred stock, net	(10,671)	0
Proceeds from issuance of common stock, net	65,778	78,904

Net cash provided by financing activities	$31,567,461	$25,652,205

Net decrease in cash and due from banks	(8,185,508)	(7,454,886)
Cash and due from banks, beginning	42,502,770	38,956,627

Cash and due from banks, ending	$34,317,262	$31,501,741

Supplemental disclosure of cash flow information, cash payments for:
Interest	$12,011,025	$7,006,831

Income/franchise taxes	$241,467	$969,958

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains (losses) on securities available for sale, net	$348,548	$(5,575)

Transfers of loans to other real estate owned	$0	$0

See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. They do not include all of the information or footnotes required by United States generally accepted accounting principles for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management’s discussion and analysis are due to rounding. Results for the period ended March 31, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007.
Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation.
Principles of consolidation: The accompanying consolidated financial statements include the accounts of QCR Holdings, Inc. (the “Company”), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company (“Quad City Bank & Trust”), Cedar Rapids Bank and Trust Company (“Cedar Rapids Bank & Trust”), Rockford Bank and Trust Company (“Rockford Bank & Trust”), First Wisconsin Bank and Trust Company (“First Wisconsin Bank & Trust”), Quad City Bancard, Inc. (“Bancard”), and Quad City Liquidation Corporation (“QCLC”). Quad City Bank & Trust owns 80% of the equity interests of M2 Lease Funds, LLC (“M2 Lease Funds”). The Company also owns an equity investment of 57% in Velie Plantation Holding Company, LLC (“Velie Plantation Holding Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also wholly owns QCR Holdings Statutory Trust II (“Trust II”), QCR Holdings Statutory Trust III (“Trust III”), QCR Holdings Statutory Trust IV (“Trust IV”), and QCR Holdings Statutory Trust V (“Trust V”). These four entities were established by the Company for the sole purpose of issuing trust preferred securities. As required by current accounting rules, the Company’s equity investments in these entities are not consolidated, but are included in other assets on the consolidated balance sheet for $1.1 million in aggregate at March 31, 2007. In addition to these ten wholly owned subsidiaries and two majority owned subsidiaries, the Company has an aggregate investment of $87 thousand in two affiliated companies, Nobel Electronic Transfer, LLC (“Nobel”) and Nobel Real Estate Investors, LLC (“Nobel Real Estate”). The Company owns 20% equity positions in both Nobel and Nobel Real Estate. In June 2005, Cedar Rapids Bank & Trust entered into a joint venture as a 50% owner of Cedar Rapids Mortgage Company, LLC (“Cedar Rapids Mortgage Company”).

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
Stock-based compensation plans: Please refer to Note 13 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, for information related to the Company’s stock option and incentive plans, stock appreciation rights (“SARs”) and stock purchase plan.
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“ SFAS No. 123(R)”). SFAS No. 123(R) requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. Stock-based compensation expense totaled ($118) thousand and $3 thousand for the three months ended March 31, 2007 and 2006, respectively. A key component in the calculation of stock-based compensation expense is the market price of the Company’s stock. A decline in the Company’s stock price during the first quarter of 2007 contributed significantly to the recording of negative stock-based compensation expense for the period.
NOTE 2 — EARNINGS PER SHARE
The following information was used in the computation of earnings per share on a basic and diluted basis.

	Three months ended
	March 31,
	2007	2006
Net income available to common stockholders, basic and diluted earnings	$994,686	$833,171

Weighted average common shares Outstanding	4,564,664	4,535,591

Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	25,202	50,280

Weighted average common and common equivalent shares oustanding	4,589,866	4,585,871

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 3 — BUSINESS SEGMENT INFORMATION
Selected financial and descriptive information is required to be disclosed for reportable operating segments, applying a “management perspective” as the basis for identifying reportable segments. The management perspective is determined by the view that management takes of the segments within the Company when making operating decisions, allocating resources, and measuring performance. The segments of QCR Holdings, Inc. have been defined by the structure of the Company’s internal organization, focusing on the financial information that the Company’s operating decision-makers routinely use to make decisions about operating matters.
The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments Quad City Bank & Trust, Cedar Rapids Bank & Trust, Rockford Bank & Trust, and First Wisconsin Bank & Trust. Each of these secondary segments offer similar products and services, but are managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.
The Company’s Credit Card Processing segment represents the operations of Bancard. Bancard provides credit card processing for merchants and cardholders of the Company’s four subsidiary banks and approximately seventy-five agent banks.
The Company’s Trust Management segment represents the trust and asset management services offered at the Company’s four subsidiary banks in aggregate. This segment generates income primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. No assets of the subsidiary banks have been allocated to the Trust Management segment.
The Company’s Leasing Services segment represents the operations of M2 Lease Funds. M2 Lease Funds is engaged in the business of leasing machinery and equipment to commercial and industrial businesses under direct financing lease contracts.
The Company’s Parent and Other segment includes the operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds. This segment includes the corporate operations of the parent, the real estate holding operations of Velie Plantation Holding Company and the operations of QCLC.
Selected financial information on the Company’s business segments is presented as follows for the three months ended March 31, 2007 and 2006.

QCR HOLDINGS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA — BUSINESS SEGMENTS
Three Months Ended March 31, 2007 and 2006

	Commercial Banking
	Quad Bank	Cedar Rapids	Rockford	First Wisconsin	Credit Card	Trust	Leasing	Parent	Intercompany	Consolidated
	& Trust	Bank & Trust	Bank & Trust	Bank & Trust	Processing	Management	Services	and Other	Eliminations	Total
Three Months Ended March 31, 2007
Total Revenue	$13,466,186	$5,894,559	$1,601,111	$372,277	$381,983	$919,111	$1,155,368	$104,283	$(824,978)	$23,069,900
Percent of consolidated total revenue	58%	26%	7%	2%	2%	4%	5%	0%	-4%	100%
Net Income	$1,671,813	$529,356	$(239,334)	$(276,961)	$11,243	$289,144	$261,698	$(689,430)	$(294,843)	$1,262,686
Percent of consolidated net income	132%	42%	-19%	-22%	1%	23%	21%	-55%	-23%	100%
Total Assets	$823,354,775	$339,544,763	$106,425,359	$24,627,730	$1,185,374	$—	$60,917,286	$126,069,805	$(178,302,273)	$1,303,822,819
Percent of consolidated total assets	63%	26%	8%	2%	0%	0%	5%	10%	-14%	100%
Depreciation	$334,971	$146,576	$75,265	$13,433	$7,941	$—	$9,202	$2,462	$—	$589,850
Percent of consolidated depreciation	57%	25%	13%	2%	1%	0%	2%	0%	0%	100%
Capital Expenditures	$67,044	$64,452	$1,048	$23,751	$—	$—	$—	$—	$—	$156,295
Percent of consolidated capital expenditures	43%	41%	1%	15%	0%	0%	0%	0%	0%	100%
Intangible Assets	$—	$—	$—	$872,151	$—	$—	$3,222,688	$—	$—	$4,094,839
Percent of consolidated intangible assets	0%	0%	0%	21%	0%	0%	79%	0%	0%	100%

Three Months Ended March 31, 2006
Total Revenue	$10,721,279	$4,609,274	$660,058	$—	$495,793	$781,293	$784,098	$119,483	$(506,380)	$17,664,898
Percent of consolidated total revenue	61%	26%	4%	0%	3%	4%	4%	1%	-3%	100%
Net Income	$1,200,818	$396,200	$(320,011)	$—	$97,431	$199,720	$269,460	$(740,987)	$(269,461)	$833,171
Percent of consolidated net income	144%	48%	-38%	0%	12%	24%	32%	-89%	-32%	100%
Total Assets	$716,363,827	$292,555,448	$51,818,830	$—	$1,215,578	$—	$39,286,090	$101,610,829	$(136,696,144)	$1,066,154,458
Percent of consolidated total assets	67%	27%	5%	0%	0%	0%	4%	10%	-13%	100%
Depreciation	$368,137	$154,412	$34,490	$—	$8,390	$—	$8,241	$625	$—	$574,295
Percent of consolidated depreciation	64%	27%	6%	0%	1%	0%	1%	0%	0%	100%
Capital Expenditures	$285,561	$110,433	$314,330	$—	$1,491	$—	$12,026	$6,249	$—	$730,090
Percent of consolidated capital expenditures	39%	15%	43%	0%	0%	0%	2%	1%	0%	100%
Intangible Assets	$—	$—	$—	$—	$—	$—	$3,222,688	$—	$—	$3,222,688
Percent of consolidated intangible assets	0%	0%	0%	0%	0%	0%	100%	0%	0%	100%

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 4 — COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company’s subsidiary banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit, and standby letters of credit.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the banks upon extension of credit, is based upon management’s credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At March 31, 2007 and December 31, 2006, no amounts were recorded as liabilities for the banks’ potential obligations under these guarantees.
As of March 31, 2007 and December 31, 2006, commitments to extend credit aggregated were $540.2 million and $459.3 million, respectively. As of March 31, 2007 and December 31, 2006, standby, commercial and similar letters of credit aggregated were $16.4 million and $18.6 million, respectively. Management does not expect that all of these commitments will be funded.
The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amounts of $7.9 million and $6.2 million, at March 31, 2007 and December 31, 2006, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements also contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $40.6 million and $39.7 million of sold residential mortgage loans with recourse provisions still in effect at March 31, 2007 and December 31, 2006, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the three months ended March 31, 2007 or the year ended December 31, 2006. In the opinion of management, the risk of recourse to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.
During 2004, Quad City Bank & Trust joined the Federal Home Loan Bank’s (FHLB) Mortgage Partnership Finance (MPF) Program, which offers a “risk-sharing” alternative to selling residential mortgage loans to investors in the secondary market. Lenders funding mortgages through the MPF Program manage the credit risk of the loans they originate. The loans are subsequently funded by the FHLB and held within their portfolio, thereby managing the liquidity, interest rate, and prepayment risks of the loans. Lenders participating in the MPF Program receive monthly credit enhancement fees for managing the credit risk of the loans they originate. Any credit losses incurred on those loans will be absorbed first by private mortgage insurance, second by an allowance established by the FHLB, and third by withholding monthly credit enhancements due to the participating lender. At both March 31, 2007 and December 31, 2006, Quad City Bank & Trust had funded $13.8 million of mortgages through the FHLB’s MPF Program with an attached credit exposure of $279 thousand.
Bancard is subject to the risk of cardholder chargebacks and its merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the local merchant. Throughout 2006, provisions were made to the allowance for chargeback losses based on the dollar volumes of merchant credit card and related chargeback activity. For the year ended December 31, 2006, monthly provisions were made totaling $4 thousand. At March 31, 2007 and December 31, 2006, Bancard had a merchant chargeback reserve of $72 thousand and $81 thousand, respectively. For the three months ended March 31, 2007, reserve adjustments, which are based on a rolling twelve months of chargeback history, were made reducing the allowance $9 thousand. Management will continually monitor merchant credit card volumes, related chargeback activity, and Bancard’s level of the allowance for chargeback losses.
The Company also has a limited guarantee to MasterCard International, Incorporated, which is backed by a $750 thousand letter of credit from The Northern Trust Company. As of March 31, 2007 and December 31, 2006, there were no significant pending liabilities pursuant to this guarantee.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
In an arrangement with Goldman, Sachs and Company, Cedar Rapids Bank & Trust offers a cash management program for select customers. Using this cash management tool, the customer’s demand deposit account performs like an investment account. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund distributed by Goldman Sachs. As with a traditional demand deposit account, customers retain complete check-writing and withdrawal privileges. If the demand deposit account balance drops below the predetermined threshold, funds are automatically swept back from the money market fund at Goldman Sachs to the account at Cedar Rapids Bank & Trust to maintain the required minimum balance. Balances swept into the money market funds are not bank deposits, are not insured by any U.S. government agency, and do not require cash reserves to be set against the balances. At March 31, 2007 and December 31, 2006, the Company had $7.4 million and $23.5 million, respectively, of customer funds invested in this cash management program.
NOTE 5 — INCOME TAXES
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.
The initial adoption of FIN 48 had no impact on our financial statements, and as a result, there was no cumulative effect related to adopting FIN 48. As of January 1, 2007, the amount of unrecognized tax benefits was $636 thousand, including $105 thousand of related accrued interest. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
The Company’s federal income tax returns are open and subject to examination from the 2003 tax return year and forward. Our various state franchise and income tax returns are generally open from the 2002 and later tax return years based on individual state statute of limitations.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 6 — JUNIOR SUBORDINATED DEBENTURES
Junior subordinated debentures are summarized as of March 31, 2007 as follows:

Note Payable to Trust II	$12,372,000
Note Payable to Trust III	8,248,000
Note Payable to Trust IV	5,155,000
Note Payable to Trust V	10,310,000

$36,085,000

In February 2004, the Company issued, in a private transaction, $12.0 million of fixed/floating rate capital securities and $8.0 million of floating rate capital securities through two newly formed subsidiaries, Trust II and Trust III, respectively. The securities issued by Trust II and Trust III mature in thirty years. The fixed/floating rate capital securities are callable at par after seven years, and the floating rate capital securities are callable at par after five years. The fixed/floating rate capital securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they have a variable rate based on the three-month LIBOR, reset quarterly, and the floating rate capital securities have a variable rate based on the three-month LIBOR, reset quarterly, with the rate currently set at 8.20%. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $12.4 million and $8.2 million, respectively. Trust preferred securities associated with these debentures were $20.0 million in aggregate at March 31, 2007. On June 30, 2004, the Company redeemed $12.0 million of 9.2% cumulative trust preferred securities issued by Trust I in 1999. During 2004, the Company recognized a loss of $747 thousand on the redemption of these trust preferred securities at their earliest call date, which resulted from the one-time write-off of unamortized costs related to the original issuance of the securities in 1999.
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

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
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
NOTE 7 — RECENT ACCOUNTING DEVELOPMENTS
In September 2006, FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact that SFAS No. 157 may have on its consolidated financial statements.
In September 2006, FASB ratified Emerging Issues Task Force Issue No. 06-4, (“EITF 06-04”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-04 requires a company to recognize the corresponding liability and compensation costs for endorsement split- dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 will be effective for fiscal years beginning after December 15, 2007. The Company is in the process of evaluating the impact that EITF 06-04 may have on its consolidated financial statements.
In February of 2007, FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available for eligible items that exist on the date that a company adopts SFAS No. 159 or when an entity first recognizes a financial asset or financial liability. The decision to elect the fair value option for an eligible item is irrevocable. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The statement offers early adoption provisions that the Company has elected not to exercise. The Company is in the process of evaluating the impact that SFAS No. 159 may have on its consolidated financial statements.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
QCR Holdings, Inc. is the parent company of Quad City Bank & Trust, Cedar Rapids Bank & Trust, Rockford Bank & Trust, First Wisconsin Bank & Trust, and Quad City Bancard, Inc.
Quad City Bank & Trust and Cedar Rapids Bank & Trust are Iowa-chartered commercial banks, Rockford Bank & Trust is an Illinois-chartered commercial bank, and First Wisconsin Bank & Trust is a Wisconsin-chartered bank. All are members of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation.
•	Quad City Bank & Trust commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. Quad City Bank & Trust also provides leasing services through its 80%-owned subsidiary, M2 Lease Funds, located in Brookfield, Wisconsin.

•	Cedar Rapids Bank & Trust commenced operations in 2001 and provides full-service commercial and consumer banking services to Cedar Rapids and adjacent communities through its main office located on First Avenue in downtown Cedar Rapids, Iowa and its branch facility located on Council Street in northern Cedar Rapids. Cedar Rapids Bank & Trust also provides residential real estate mortgage lending services through its 50%-owned joint venture, Cedar Rapids Mortgage Company.

•	Rockford Bank & Trust commenced operations in January 2005 and provides full-service commercial and consumer banking services to Rockford and adjacent communities through its original office located in downtown Rockford, and its branch facility located on Guilford Road at Alpine Road in Rockford.

•	On February 20, 2007 the Company completed a transaction that resulted in the acquisition of a Wisconsin bank charter, the transfer of the Wisconsin-based assets and liabilities of Rockford Bank & Trust into this charter, and the creation of First Wisconsin Bank & Trust. First Wisconsin Bank & Trust is a wholly owned subsidiary of the Company providing full-service commercial and consumer banking services in the Milwaukee area through its main office located in Pewaukee, Wisconsin.
Bancard provides merchant and cardholder credit card processing services. Bancard currently provides credit card processing for its local merchants and agent banks and for cardholders of the Company’s subsidiary banks and agent banks.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
OVERVIEW
THREE MONTHS ENDED MARCH 31, 2007
Supported by solid growth in revenue, net income for the first quarter of 2007 increased significantly from first quarter net income of one year ago, due primarily to an increase in interest income. Net income for the first quarter of 2007 was $1.3 million as compared to net income of $833 thousand for the same period in 2006, an increase of $430 thousand, or 52%. Both basic and diluted earnings per share for the first quarter of 2007 were $0.22, compared to $0.18 basic and diluted earnings per share for the like quarter in 2006. For the three months ended March 31, 2007, total revenue experienced an improvement of $5.4 million when compared to the same period in 2006. Contributing to this 31% improvement in revenue were increases in interest income of $5.1 million, or 34%, and in noninterest income of $332 thousand, or 12%. In the first quarter of 2007, although both the Company’s net interest spread and margin showed improvement for the first time in seven quarters, each fell short of their comparables from the first quarter of 2006. The year-to-year increase in noninterest income was largely the result of a security loss of $143 thousand that was recorded in the first quarter of 2006. For the first quarter of 2007, the Company’s provision for loan/lease losses decreased by $137 thousand, or 25%, when compared to the same period in 2006. The first quarter of 2007 reflected a year-to-year increase in noninterest expense of $1.0 million, or 12%, when compared to the same period in 2006. The increase in noninterest expense was predominately due to a 13% increase in salaries and employee benefits expense, in combination with a $239 thousand fixed asset loss in connection with Quad City Bank & Trust’s contribution of two vacant lots to allow a retail development to take place adjacent to its Five Points facility. During the fourth quarter of 2006, the Company issued 268 shares of non-cumulative perpetual preferred stock. Preferred stock dividends declared during the first quarter of 2007 were $268 thousand, resulting in net income available to common stockholders of $995 thousand. Net income available to stockholders was $833 thousand for the first quarter of 2006.
The Company’s net income for the first quarter of 2007 was $1.3 million, which was an increase in excess of $1.0 million from the fourth quarter of 2006. The prior quarter’s net income was significantly impacted by a large charge-off associated with a single commercial credit in the Milwaukee market, which increased the Company’s provision expense by $992 thousand and reduced fourth quarter 2006 net income by $649 thousand. Quarter-to-quarter total revenue increased by $883 thousand, or 4%, while total expense decreased by $726 thousand, or 3%. In a further comparison of the first quarter of 2007 to the fourth quarter of 2006, an increase in net interest income of $492 thousand, or 6%, was enhanced by a significant decrease in the provision for loan/lease losses of $1.3 million. In the first quarter of 2007, the Company experienced increases over the previous quarter in total non-interest income of $280 thousand, or 10%, due primarily to increases in trust department fees and investment advisory and management fees. Included in an increase in non-interest expenses of $416 thousand, or 5%, was the $239 thousand fixed asset loss recorded at Quad City Bank & Trust as described in the previous paragraph.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
NET INTEREST INCOME
The Company’s operating results are derived largely from net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on borrowings and customer deposits. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to the net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.
Net interest income increased $1.3 million, or 17%, to $8.5 million for the quarter ended March 31, 2007, from $7.2 million for the first quarter of 2006. For the first quarter of 2007, average earning assets increased by $215.3 million, or 22%, and average interest-bearing liabilities increased by $194.3 million, or 22%, when compared with average balances for the first quarter of 2006. A comparison of yields, spread and margin from the first quarter of 2007 to the first quarter of 2006 is as follows:
•	The average yield on interest-earning assets increased 60 basis points.

•	The average cost of interest-bearing liabilities increased 80 basis points.

•	The net interest spread declined 20 basis points from 2.66% to 2.46%.

•	The net interest margin declined 11 basis points from 2.98% to 2.87%.
The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

	For the three months ended March 31,
	2007			2006
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

ASSETS
Interest earning assets:
Federal funds sold	$7,024	$80	4.56%	$14,507	$150	4.14%
Interest-bearing deposits at financial institutions	9,671	122	5.05%	3,964	42	4.24%
Investment securities (1)	188,966	2,385	5.05%	182,886	1,950	4.26%
Gross loans/leases receivable (2)	975,044	17,489	7.17%	764,038	12,814	6.71%

Total interest earning assets	1,180,705	20,076	6.80%	965,395	14,956	6.20%

Noninterest-earning assets:
Cash and due from banks	$35,187			$35,015
Premises and equipment	32,159			25,715
Less allowance for estimated losses on loans/leases	(10,816)			(9,028)
Other	48,915			39,513

Total assets	$1,286,150			$1,056,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$299,226	2,701	3.61%	$255,414	1,805	2.83%
Savings deposits	30,802	162	2.10%	32,363	166	2.05%
Time deposits	415,756	5,098	4.90%	337,572	3,316	3.93%
Short-term borrowings	121,451	1,145	3.77%	82,414	562	2.73%
Federal Home Loan Bank advances	158,873	1,720	4.33%	129,310	1,274	3.94%
Junior subordinated debentures	36,085	650	7.21%	30,930	520	6.72%
Other borrowings	8,001	132	6.60%	7,911	109	5.51%

Total interest-bearing liabilities	$1,070,194	11,608	4.34%	$875,914	7,752	3.54%

Noninterest-bearing demand	$119,819			$113,416
Other noninterest-bearing liabilities	24,403			12,354
Total liabilities	1,214,416			1,001,684
Stockholders’ equity	71,734			54,926

Total liabilities and stockholders’ equity	$1,286,150			$1,056,610

Net interest income		$8,468			$7,204

Net interest spread			2.46%			2.66%

Net interest margin			2.87%			2.98%

Ratio of average interest earning assets to average interest- bearing liabilities	110.33%			110.22%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(2)	Loan fees are not material and are included in interest income from loans receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis of Changes of Interest Income/Interest Expense
For the three months ended March 31, 2007

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2007 vs. 2006
	(Dollars in Thousands)
INTEREST INCOME
Federal funds sold	$(70)	$90	$(160)
Interest-bearing deposits at financial institutions	80	9	71
Investment securities (2)	435	368	67
Gross loans/leases receivable (3)	4,675	940	3,735

Total change in interest income	$5,120	$1,407	$3,713

INTEREST EXPENSE
Interest-bearing demand deposits	$896	$554	$342
Savings deposits	(4)	21	(25)
Time deposits	1,782	922	860
Short-term borrowings	583	260	323
Federal Home Loan Bank advances	446	135	311
Junior subordinated debentures	130	39	91
Other borrowings	23	22	1

Total change in interest expense	$3,856	$1,953	$1,903

Total change in net interest income	$1,264	$(546)	$1,810

(1)	The column “increase/decrease from prior period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan fees are not material and are included in interest income from loans/leases receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
CRITICAL ACCOUNTING POLICY
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan/lease losses. The Company’s allowance for loan/lease loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan/lease loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/lease, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for loan/lease losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance for loan/lease losses. Although management believes the levels of the allowance as of both March 31, 2007 and December 31, 2006 were adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
Interest income increased by $5.0 million to $19.9 million for the three-month period ended March 31, 2007 when compared to $14.9 million for the quarter ended March 31, 2006. The 34% increase in interest income was attributable to greater average outstanding balances in interest earning assets, principally with respect to loans/leases receivable, in combination with an improved aggregate asset yield. The Company’s average yield on interest earning assets was 6.80%, an increase of 60 basis points for the three months ended March 31, 2007 when compared to the same period in 2006.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Interest expense increased by $3.8 million from $7.8 million for the three-month period ended March 31, 2006, to $11.6 million for the three-month period ended March 31, 2007. The 50% increase in interest expense was equally due to aggregate increased interest rates and volumes in interest-bearing liabilities, principally with respect to customers’ time deposits in the subsidiary banks. The Company’s average cost of interest bearing liabilities was 4.34% for the three months ended March 31, 2007, which was an increase of 80 basis points when compared to the first quarter of 2006.
At March 31, 2007 and December 31, 2006, the Company had an allowance for estimated losses on loans/leases of 1.12% and 1.10% of gross loans/leases receivable, respectively. At March 31, 2006, the company had an allowance for estimated losses on loans/leases of 1.19%. The provision for loan/lease losses decreased by $138 thousand from $544 thousand for the three-month period ended March 31, 2006 to $406 thousand for the three-month period ended March 31, 2007. Management determined the appropriate monthly provision for loan/lease losses based upon a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. During the first quarter of 2007, net growth in the loan/lease portfolio of $30.1 million warranted a $337 thousand provision to the allowance for loan/lease losses, which was increased slightly by additional provisions of $70 thousand resulting from downgrades within the portfolio. During the first quarter of 2006, net growth in the loan portfolio of $29.5 million warranted a $351 thousand provision to the allowance for loan losses, while downgrades within the portfolio contributed additional provisions of $192 thousand. For the three months ended March 31, 2007, there were $24 thousand of commercial loan charge-offs, and there were commercial recoveries of $124 thousand. Consumer loan charge-offs and recoveries totaled $78 thousand and $33 thousand, respectively, during the quarter. Credit card loans accounted for 82% of the first quarter consumer gross charge-offs. Residential real estate loans had no charge-offs and $1 thousand of recoveries for the three months ended March 31, 2007.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The following table sets forth the various categories of noninterest income for the three months ended March 31, 2007 and 2006.
Noninterest Income

	Three months ended
	March 31,
	2007	2006	% change
Credit card fees, net of processing costs	$381,983	$495,793	(23.0)%
Trust department fees	919,111	781,293	17.6%
Deposit service fees	578,684	465,416	24.3%
Gains on sales of loans, net	274,731	205,235	33.9%
Securities losses, net	—	(142,586)	100.0%
Gains on sales of foreclosed assets	2,430	5,440	(55.3)%
Earnings on bank-owned life insurance	203,559	249,708	(18.5)%
Investment advisory and management fees	376,535	300,543	25.3%
Other	390,796	435,207	(10.2)%

Total noninterest income	$3,127,829	$2,796,049	11.9%

Analysis concerning changes in noninterest income for the first quarter of 2007, when compared to the first quarter of 2006, is as follows:
•	Bancard’s credit card fees, net of processing costs, decreased $114 thousand for the first quarter of 2007 when compared to the first quarter of 2006. The recovery of the remaining balance of an ISO-conversion reserve of $64 thousand in March 2006 accounted for more than half of the year-to-year decline. Net credit card charge-offs of $55 thousand during the first quarter of 2007, which were more than twice the charge-offs in the comparable period of 2006, were another primary contributor to the decrease.

•	Trust department fees increased $138 thousand. This increase was due to both the continued development of existing trust relationships with a resulting growth in managed assets and the addition of new trust customers with a resulting growth in the number of accounts throughout the past twelve months.

•	Deposit service fees increased $113 thousand. This increase was primarily a result of an increase in NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts at the Company’s subsidiary banks. The quarterly average balance of the Company’s consolidated demand deposits at March 31, 2007 increased $50.2 million, or 14%, from March 31, 2006. Service charges and NSF charges related to the Company’s demand deposit accounts were the main components of deposit service fees.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
•	Gains on sales of loans, net, increased $69 thousand. Loans originated for sale during the first quarter of 2007 were $24.6 million and during the first quarter of 2006 were $17.8 million. Proceeds on the sales of loans during the first quarters of 2007 and 2006 were $23.3 million and $16.1 million, respectively.

•	In March 2006, the Company recognized an impairment loss of $143 thousand on a mortgage-backed mutual fund investment held in Quad City Bank & Trust’s securities portfolio. There were no securities losses in the first quarter of 2007.

•	Investment advisory and management fees increased $76 thousand. The increase was primarily the result of increased fees at Quad City Bank & Trust. Quad City Bank & Trust and Cedar Rapids Bank & Trust each have investment representatives of LPL Financial Services on staff to provide investment services to bank customers.

•	Other noninterest income decreased $44 thousand, due primarily to lower earnings provided by unconsolidated subsidiaries. Other noninterest income in each quarter consisted primarily of income from affiliated companies, earnings on other assets, Visa check card fees, and ATM fees.
The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2007 and 2006.
Noninterest Expenses

	Three months ended
	March 31,
	2007	2006	% change
Salaries and employee benefits	$5,554,746	$4,919,278	12.9%
Professional and data processing fees	928,648	790,838	17.4%
Advertising and marketing	237,730	243,307	(2.3)%
Occupancy and equipment expense	1,218,772	1,250,013	(2.5)%
Stationery and supplies	154,758	169,369	(8.7)%
Postage and telephone	253,856	225,130	12.8%
Bank service charges	141,630	135,536	4.5%
Insurance	166,277	133,076	25.0%
Loss on disposals/sales of fixed assets	239,016	—	NA
Other	306,121	326,966	(6.4)%

Total noninterest expenses	$9,201,518	$8,193,513	12.3%

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis concerning changes in noninterest expenses for the first quarter of 2007, when compared to the first quarter of 2006, is as follows:
•	Total salaries and benefits, which is the largest component of noninterest expenses, increased $635 thousand. The increase was partially due to an increase in employees from 315 full time equivalents (FTEs) to 330 FTEs from year-to-year, as a result of the Company’s continued expansion. Increases in salary and bonus expense at Cedar Rapids Bank & Trust and First Wisconsin Bank & Trust, in aggregate, contributed 77% of the total year-to-year increase.

•	Professional and data processing fees increased $138 thousand. The primary contributor to the year-to-year increase was an increase in data processing fees of $119 thousand incurred at the subsidiary banks.

•	Occupancy and equipment expense decreased $31 thousand. The decrease was the net effect of two offsetting items. The first item was an $84 thousand increase, which proportionately reflects the Company’s investment in additional facilities at the subsidiary banks, in combination with the related costs associated with additional furniture, fixtures and equipment, such as depreciation, maintenance, utilities, and property taxes. The offsetting item was a $115 thousand elimination of rental expense, which resulted from the addition of Velie Plantation Holding Company as a consolidated subsidiary during the fourth quarter of 2006.

•	During the first quarter of 2007, Quad City Bank & Trust contributed two vacant lots, valued at $239 thousand in aggregate, to allow the development of upscale retail space to take place adjacent to its Five Points facility.
The provision for income taxes was $501 thousand for the three-month period ended March 31, 2007 compared to $289 thousand for the three-month period ended March 31, 2006 for an increase of $212 thousand, or 73%. The increase was the result of an increase in income before income taxes of $679 thousand, or 58%, for the 2007 quarter when compared to the 2006 quarter. The Company experienced an increase in the effective tax rate from 24.6% for the first quarter of 2006 to 27.0% for the first quarter of 2007. The Company’s adoption of FIN 48 resulted in no effect to the provision for income taxes for the first quarter of 2007.
FINANCIAL CONDITION
Total assets of the Company increased by $32.1 million, or 3%, to $1.30 billion at March 31, 2007 from $1.27 billion at December 31, 2006. The growth resulted primarily from the net increase in the loan/lease portfolio, funded by Federal Home Loan Bank advances, short-term borrowings, and other borrowings.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Cash and due from banks decreased by $8.2 million, or 19%, to $34.3 million at March 31, 2007 from $42.5 million at December 31, 2006. Cash and due from banks represented both cash maintained at its subsidiary banks, as well as funds that the Company and its banks had deposited in other banks in the form of non-interest bearing demand deposits. The 19% decrease since December 31, 2006 was primarily the result of Quad City Bank & Trust’s and Cedar Rapids Bank & Trust’s increased utilization of interest-bearing accounts at financial institutions.
Federal funds sold are inter-bank funds with daily liquidity. At March 31, 2007, the subsidiary banks had $7.3 million invested in such funds. This amount increased by $5.0 million, or 215%, from $2.3 million at December 31, 2006. The increase was primarily the result of an increased demand for Federal funds purchases by Quad City Bank & Trust’s downstream correspondent banks.
Interest bearing deposits at financial institutions increased by $17.9 million, or 838%, to $20.0 million at March 31, 2007 from $2.1 million at December 31, 2006. Included in interest bearing deposits at financial institutions are demand accounts, money market accounts, and certificates of deposit. The increase was the result of increases in money market accounts of $17.9 million offset slightly by a $6 thousand decrease in demand account balances. Due to the attractive yield during recent months on money market accounts, the Company allowed proceeds received from investment security maturities to reside there as an alternative to purchasing additional securities.
Securities decreased by $14.8 million, or 8%, to $180.0 million at March 31, 2007 from $194.8 million at December 31, 2006. The decrease was the result of a number of transactions in the securities portfolio. Paydowns of $134 thousand were received on mortgage-backed securities, and the amortization of premiums, net of the accretion of discounts, was $19 thousand. Maturities and calls of securities occurred in the amount of $21.9 million. These portfolio decreases were offset by the purchase of an additional $6.7 million of securities, classified as available for sale and an increase in the fair value of securities, classified as available for sale, of $566 thousand. Most of the proceeds from maturities and calls of securities were invested in interest-bearing deposits at financial institutions rather than reinvested in securities.
Total gross loans/leases receivable increased by $30.2 million, or 3%, to $990.9 million at March 31, 2007 from $960.7 million at December 31, 2006. The increase was the result of originations, renewals, additional disbursements or purchases of $126.6 million of commercial business, consumer and real estate loans, less loan recoveries, net of charge-offs, of $56 thousand, and loan repayments or sales of loans of $96.6 million. During the three months ended March 31, 2007, Quad City Bank & Trust contributed $52.0 million, or 41%, Cedar Rapids Bank & Trust contributed $41.2 million, or 33%, and Rockford Bank & Trust contributed $18.8 million, or 15%, of the Company’s loan originations, renewals, additional disbursements or purchases. M2 Lease Funds contributed $10.9 million in lease originations during the first three months of 2007. The mix of loan/lease types within the Company’s loan/lease portfolio at March 31, 2007 reflected 83% commercial, 9% real estate and 8% consumer loans. The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The allowance for estimated losses on loans/leases was $11.1 million at March 31, 2007 compared to $10.6 million at December 31, 2006, an increase of $463 thousand, or 4%. The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed each month on all loans risk-rated as “criticized” credits. The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff, and reported to management and the board of directors.
Although management believes that the allowance for estimated losses on loans/leases at March 31, 2007 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks with the intention to improve the overall quality of the Company’s loan/lease portfolio.
Net charge-offs for the three months ended March 31,2006 were $66 thousand, and for the first quarter of 2007, there were net recoveries of $56 thousand. One measure of the adequacy of the allowance for estimated losses on loans/leases is the ratio of the allowance to the gross loan/lease portfolio. The allowance for estimated losses on loans/leases as a percentage of gross loans/leases was 1.12% at March 31, 2007, 1.10% at December 31, 2006 and 1.19% at March 31, 2006.
At March 31, 2007, total nonperforming assets were $7.5 million compared to $7.4 million at December 31, 2006. The $150 thousand increase was the result of a $125 thousand increase in nonaccrual loans and $38 thousand increase in accruing loans past due 90 days, partially offset by a decrease of $13 thousand in other real estate owned.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Nonaccrual loans were $6.7 million at March 31, 2007, and $6.5 million at December 31, 2006. The $125 thousand increase in nonaccrual loans was comprised of increases in both real estate loans of $276 thousand and in consumer loans of $11 thousand and a decrease in commercial loans of $162 thousand. Eight lending relationships at the subsidiary banks, with an aggregate outstanding balance of $5.6 million, comprised 84% of the nonaccrual loans at March 31, 2007, with one relationship accounting for $3.9 million. The existence of either a strong collateral position, a governmental guarantee, or an improved payment status on several of the nonperformers significantly reduces the Company’s exposure to loss. The subsidiary banks continue to work toward resolutions with all of these customers. Nonaccrual loans represented less than one percent of the Company’s held for investment loan/lease portfolio at March 31, 2007.
From December 31, 2006 to March 31, 2007, accruing loans past due 90 days or more increased from $755 thousand to $793 thousand. Credit card loans comprised $83 thousand, or 10%, of this balance at March 31, 2007.
Premises and equipment decreased by $434 thousand, or 1%, to $32.1 million at March 31, 2007 from $32.5 million at December 31, 2006. During the first three months of 2007, there were purchases of additional land, furniture, fixtures and equipment and leasehold improvements of $156 thousand, which were more than offset by depreciation expense of $590 thousand. In the fourth quarter of 2006, Rockford Bank & Trust moved into their second banking location on Guilford Road at Alpine Road in Rockford, where the Company completed construction of a 20,000 square foot building in November at a final cost of $5.5 million. Currently, plans are underway to move First Wisconsin Bank & Trust into the facility in Brookfield, Wisconsin where M2 Lease Funds resides.
On August 26, 2005, Quad City Bank & Trust acquired 80% of the membership units of M2 Lease Funds. The purchase price of $5.0 million resulted in $3.2 million in goodwill. Based on an analysis completed in July 2006, the Company believes that no goodwill impairment existed.
On February 20, 2007, the Company completed a series of transactions, which resulted in the acquisition of a Wisconsin bank charter and the addition of First Wisconsin Bank & Trust to the Company’s current family of community banks. Another result of this series of transactions was the addition to the Company’s balance sheet of an intangible asset of $872 thousand representing the purchase price of the bank charter. The charter has no defined life or expiration date, and as such, will not be amortized, but rather will be evaluated annually for impairment.
Accrued interest receivable on loans, securities and interest-bearing deposits with financial institutions decreased slightly by $40 thousand, or less than 1%, to $7.1 million at March 31, 2007 from $7.2 million at December 31, 2006. The decrease was a reflection of the relative stability of both volumes of and rates on the Company’s interest-earning assets since the end of 2006.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Bank-owned life insurance (“BOLI”) increased by $204 thousand from $18.9 million at December 31, 2006 to $19.1 million at March 31, 2007. Banks may generally buy BOLI as a financing or cost recovery vehicle for pre-and post-retirement employee benefits. During 2004, the subsidiary banks purchased $8.0 million of BOLI to finance the expenses associated with the establishment of SERPs for the executive officers. Additionally in 2004, the subsidiary banks purchased BOLI totaling $4.2 million on the lives of a number of senior management personnel for the purpose of funding the expenses of new deferred compensation arrangements for senior officers. During 2005, Rockford Bank & Trust purchased $777 thousand of BOLI. As the owners and beneficiaries of these policies, the banks monitor the associated risks, including diversification, lending-limit, concentration, interest rate risk, credit risk, and liquidity. Quarterly financial information on the insurance carriers is provided to the Company by its compensation consulting firm. Benefit expense associated with both the SERPs and deferred compensation arrangements was $141 thousand and $94 thousand, respectively, for the first quarter of 2007. Earnings on BOLI, for the first three months of 2007, totaled $204 thousand. Benefit expense associated with the SERPs and deferred compensation arrangements was $133 thousand and $99 thousand, respectively, for the first quarter of 2006. Earnings on BOLI, for the first three months of 2006, totaled $250 thousand.
Other assets increased by $2.0 million, or 11%, to $20.0 million at March 31, 2007 from $18.0 million at December 31, 2006 due primarily to purchases of additional Federal Home Loan Bank stock by the subsidiary banks. Other assets included $11.3 million of equity in Federal Reserve Bank and Federal Home Loan Bank stock, $4.0 million of deferred tax assets, $1.2 million in investments in unconsolidated companies, $751 thousand of accrued trust department fees, $549 thousand of prepaid Visa/Mastercard processing charges, $384 thousand of unamortized prepaid trust preferred securities offering expenses, other miscellaneous receivables, and various prepaid expenses.
Deposits increased slightly by $2.4 million to $877.8 million at March 31, 2007 from $875.4 million at December 31, 2006. The increase resulted from a $7.7 million aggregate net increase in money market, savings, and total transaction accounts, in combination with a $5.3 million net decrease in interest-bearing certificates of deposit. The subsidiary banks experienced a net decrease in brokered certificates of deposit of $7.8 million during the first quarter of 2007.
Short-term borrowings increased $7.5 million, or 7%, from $111.7 million at December 31, 2006 to $119.2 million at March 31, 2007. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. Short-term borrowings were comprised of customer repurchase agreements of $73.6 million and $62.3 million at March 31, 2007 and December 31, 2006, respectively, as well as federal funds purchased from correspondent banks of $45.6 million at March 31, 2007 and $49.4 million at December 31, 2006.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Federal Home Loan Bank (“FHLB”) advances increased by $13.4 million, or 9%, to $165.3 million at March 31, 2007 from $151.9 million at December 31, 2006. The increase was due primarily to Quad City Bank & Trust’s additional utilization during the first quarter of 2007 of FHLB advances as an alternate funding source to customer deposits and short-term borrowings. As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.
Other borrowings increased $8.5 million from $3.7 million at December 31, 2006 to $12.2 million at March 31, 2007. In February 2007, $8.5 million in funds were drawn to partially provide the initial capitalization of First Wisconsin Bank & Trust.
Junior subordinated debentures remained at $36.1 million at March 31, 2007 as at December 31, 2006. On February 4, 2006, the Company announced the issuance of $10.0 million of fixed/floating rate capital securities of QCR Holdings Statutory Trust V. Trust V used the $10.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $310 thousand of proceeds from its equity, to purchase $10.3 million of junior subordinated debentures of the Company.
Other liabilities were $19.3 million at March 31, 2007, down $1.3 million, or 6%, from $20.6 million at December 31, 2006 due primarily to a decrease in accounts payable for leases at M2 Lease Funds. Other liabilities were comprised of accrued but unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At March 31, 2007, the most significant components of other liabilities were $4.5 million of accrued expenses, $5.0 million of accounts payable for leases, $2.8 million of miscellaneous accounts payable, and $4.3 million of interest payable.
In the fourth quarter of 2006, the Company issued 268 shares of Series B Non Cumulative Perpetual Preferred Stock at $50 thousand per share for a total of $12.9 million with a stated rate of 8.00%. The preferred shares will accrue no dividends, and dividends will be payable on the preferred shares only if declared. The capital raised was used initially to pay down the balance on the Company’s line of credit, but ultimately was utilized to fund the acquisition and capitalization of first Wisconsin Bank & Trust.
Common stock, at both March 31, 2007 and December 31, 2006 was $4.6 million. The slight increase of $5 thousand was the result of stock issued from the net exercise of stock options and stock purchased under the employee stock purchase plan. The Company’s previously disclosed intention to conduct a private placement offering of common stock, as partial funding of its acquisition of a Wisconsin-chartered bank, was terminated and will not occur.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Additional paid-in capital totaled $34.4 million at March 31, 2007, up $137 thousand from $34.3 million at December 31, 2006. The increase resulted from the proceeds received in excess of the $1.00 per share par value for the 4,529 shares of common stock issued as the result of the net exercise of stock options and stock purchased under the employee stock purchase plan, in combination with the recognition of stock-based compensation expense due to the application of the provisions of SFAS No. 123R.
Retained earnings increased by $995 thousand, or 3%, to $33.0 million at March 31, 2007 from $32.0 million at December 31, 2006. The increase reflected net income for the three-month period, net of $268 thousand representing the quarterly dividend on the preferred shares at the stated rate of 8.0%.
Unrealized gains on securities available for sale, net of related income taxes, totaled $377 thousand at March 31, 2007 as compared to unrealized gains of $28 thousand at December 31, 2006. The increase of $349 thousand was attributable to increases during the period in fair value of the securities identified as available for sale.
LIQUIDITY
Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash used in operating activities, consisting primarily of funds used to increase other assets, was $2.6 million for the three months ended March 31, 2007 compared to $3.6 million net cash used in operating activities, consisting primarily of funds used to decrease other liabilities, for the same period in 2006. Net cash used in investing activities, consisting principally of loan originations to be held for investment, was $37.1 million for the three months ended March 31, 2007 and $29.5 million, consisting primarily of loan originations to be held for investment, for the first quarter of 2006. Net cash provided by financing activities, consisting primarily of increased Federal Home Loan Bank advances taken by the subsidiary banks, for the first quarter of 2007 was $31.6 million, and for the same period in 2006 was $25.7 million, consisting principally of increased deposit accounts at the subsidiary banks.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At March 31, 2007, the subsidiary banks had fourteen lines of credit totaling $104.5 million, of which $13.0 million was secured and $91.5 million was unsecured. At March 31, 2007, Quad City Bank & Trust had drawn none of its available balance of $83.0 million, and Cedar Rapids Bank & Trust had drawn none of its available balance of $21.5 million. At December 31, 2006, the subsidiary banks had fourteen lines of credit totaling $104.5 million, of which $13.0 million was secured and $91.5 million was unsecured. At December 31, 2006, the subsidiary banks were not drawn on any of these available lines. In April 2006, a single 364-day revolving note for $15.0 million was written in substitution and replacement of two previously written notes, which were a 364-day revolving note for $10.0 million maturing on December 21, 2006 and a 3-year revolving note for $5.0 million maturing on December 30, 2007. At March 31, 2007, the replacement note carried a balance outstanding of $12.0 million. Interest is payable monthly at the federal funds rate plus 1% per annum, as defined in the credit agreement. As of March 31, 2007, the interest rate on the replacement note was 6.27%.
On April 26, 2007, the Company declared a common dividend of $0.04 per share, or $183 thousand, which will be paid on July 6, 2007 to common stockholders of record on June 22, 2007. It is the Company’s intention to consider the payment of common dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, however it believes that operating results have reached a level that can sustain dividends to common stockholders as well.
On April 26, 2007, the Company declared a preferred dividend at the stated rate of 8%, or $268 thousand, which was paid to preferred stockholders of record on March 31, 2007. It is the Company’s intention to consider the payment of preferred dividends on a quarterly basis.
SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995. This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “bode,” “predict,” “suggest,” “project,” “appear,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” “likely,” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the Company’s operations and future prospects are detailed in the “Risk Factors” section included under Item 1a. of Part I of the Company’s Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including the Company, which could have a material adverse effect on our operations and future prospects. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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
One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 200 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at December 31, 2006 demonstrated a 3.64% decrease in net interest income with a 200 basis point increase in interest rates, and a 1.41% increase in net interest income with a 200 basis point decrease in interest rates. Both simulations are within the board-established policy limits of a 10% decline in value.

Part I
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk is considered to be the most significant market risk affecting the Company. For that reason, the Company engages the assistance of a national consulting firm and their risk management system to monitor and control the Company’s interest rate risk exposure. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

Part I
Item 4
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.
Changes in Internal Control over Financial Reporting. There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this report that have materially effected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Part II
QCR HOLDINGS, INC.
AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 1	Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1.A.	Risk Factors

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. “Risk Factors,” in the Company’s 2006 Annual Report on Form 10-K. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

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

Part II
PART II — OTHER INFORMATION — continued
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
QCR HOLDINGS, INC.
(Registrant)

Date May 9, 2007	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date May 9, 2007	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QCR HOLDINGS, INC.
(Registrant)

Date	May 9, 2007

Douglas M. Hultquist, President
Chief Executive Officer

Date	May 9, 2007

Todd A. Gipple, Executive Vice President
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.