Form 10-Q
period 2007-06-30
QCR HOLDINGS INC
filed 2007-08-08
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 1, 2007, the Registrant had outstanding 4,591,925 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$35,162,483	$42,502,770
Federal funds sold	3,445,000	2,320,000
Interest-bearing deposits at financial institutions	1,642,412	2,130,096
Securities held to maturity, at amortized cost	400,000	350,000
Securities available for sale, at fair value	204,245,064	194,423,893

	204,645,064	194,773,893

Loans receivable held for sale	5,977,335	6,186,632
Loans/leases receivable held for investment	1,009,789,119	954,560,692

	1,015,766,454	960,747,324
Less: Allowance for estimated losses on loans/leases	(11,681,288)	(10,612,082)

	1,004,085,166	950,135,242

Premises and equipment, net	32,251,767	32,524,840
Goodwill	3,222,688	3,222,688
Intangible asset	885,133	—
Accrued interest receivable	7,669,389	7,160,298
Bank-owned life insurance	19,277,510	18,877,526
Other assets	20,599,673	18,027,603

Total assets	$1,332,886,285	$1,271,674,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$118,997,010	$124,184,486
Interest-bearing	738,669,153	751,262,781

Total deposits	857,666,163	875,447,267

Short-term borrowings	143,896,788	111,683,951
Federal Home Loan Bank advances	160,238,368	151,858,749
Other borrowings	42,737,150	3,761,636
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	18,137,921	20,592,953

Total liabilities	1,258,761,390	1,199,429,556

Minority interest in consolidated subsidiaries	1,611,168	1,362,820

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; shares authorized 250,000;	268	268
June 2007 and December 2006 - 268 shares issued and outstanding,
Common stock, $1 par value; shares authorized 10,000,000	4,581,376	4,560,629
June 2007 - 4,581,376 shares issued and outstanding,
December 2006 - 4,560,629 shares issued and outstanding,
Additional paid-in capital	34,685,036	34,293,511
Retained earnings	33,854,289	32,000,213
Accumulated other comprehensive (loss) income	(607,242)	27,959

Total stockholders’ equity	72,513,727	70,882,580

Total liabilities and stockholders’ equity	$1,332,886,285	$1,271,674,956

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended June 30,

	2007	2006
Interest and dividend income:
Loans/leases, including fees	$18,436,853	$14,173,405
Securities:
Taxable	2,151,372	1,713,181
Nontaxable	262,446	187,699
Interest-bearing deposits at financial institutions	101,297	93,531
Federal funds sold	93,760	54,410

Total interest and dividend income	21,045,728	16,222,226

Interest expense:
Deposits	8,041,845	5,994,545
Short-term borrowings	1,297,259	877,873
Federal Home Loan Bank advances	1,791,195	1,309,635
Other borrowings	447,291	144,875
Junior subordinated debentures	655,134	643,200

Total interest expense	12,232,724	8,970,128

Net interest income	8,813,004	7,252,098

Provision for loan/lease losses	824,535	351,736

Net interest income after provision for loan/lease losses	7,988,469	6,900,362

Noninterest income:
Credit card fees, net of processing costs	424,291	491,657
Trust department fees	940,220	741,648
Deposit service fees	677,454	478,664
Gains on sales of loans, net	413,684	287,768
Securities losses, net	0	(71,293)
Gains (losses) on sales of foreclosed assets	(1,423)	744,694
Earnings on bank-owned life insurance	196,424	163,300
Investment advisory and management fees	388,588	363,395
Other	559,505	396,933

Total noninterest income	3,598,743	3,596,766

Noninterest expenses:
Salaries and employee benefits	5,917,342	5,241,202
Professional and data processing fees	964,569	768,415
Advertising and marketing	383,747	383,542
Occupancy and equipment expense	1,207,594	1,274,648
Stationery and supplies	139,605	168,000
Postage and telephone	252,913	248,111
Bank service charges	142,068	142,939
Insurance	246,201	153,413
Other	334,572	301,870

Total noninterest expenses	9,588,611	8,682,140

Income before income taxes	1,998,601	1,814,988
Federal and state income taxes	545,049	563,750

Income before minority interest in net income of consolidated subsidiaries	1,453,552	1,251,238
Minority interest in income of consolidated subsidiary	142,947	47,757

Net income	$1,310,605	$1,203,481

Net income	$1,310,605	$1,203,481
Less preferred stock dividends	268,000	0

Net income available to common stockholders	$1,042,605	$1,203,481

Earnings per common share:
Basic	$0.23	$0.26
Diluted	$0.23	$0.26
Weighted average common shares outstanding	4,574,648	4,543,169
Weighted average common and common equivalent shares outstanding	4,600,955	4,588,384

Cash dividends declared per common share	$0.04	$0.04

Comprehensive income	$326,856	$704,485

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Six Months Ended June 30

	2007	2006
Interest and dividend income:
Loans/leases, including fees	$35,925,749	$26,987,400
Securities:
Taxable	4,125,571	3,406,183
Nontaxable	539,278	357,096
Interest-bearing deposits at financial institutions	223,630	136,010
Federal funds sold	173,571	204,386

Total interest and dividend income	40,987,799	31,091,075

Interest expense:
Deposits	16,002,747	11,281,050
Short-term borrowings	2,442,126	1,440,294
Federal Home Loan Bank advances	3,511,072	2,583,115
Other borrowings	579,241	254,245
Junior subordinated debentures	1,305,269	1,163,452

Total interest expense	23,840,455	16,722,156

Net interest income	17,147,344	14,368,919

Provision for loan/lease losses	1,230,992	895,580

Net interest income after provision for loan/lease losses	15,916,352	13,473,339

Noninterest income:
Credit card fees, net of processing costs	806,274	987,450
Trust department fees	1,859,331	1,522,941
Deposit service fees	1,256,138	944,080
Gains on sales of loans, net	688,415	493,003
Securities losses, net	0	(213,879)
Gains on sales of foreclosed assets	1,007	750,134
Earnings on bank-owned life insurance	399,983	413,008
Investment advisory and management fees, gross	765,123	663,938
Other	950,301	832,140

Total noninterest income	6,726,572	6,392,815

Noninterest expenses:
Salaries and employee benefits	11,472,088	10,160,480
Professional and data processing fees	1,893,217	1,559,253
Advertising and marketing	621,477	626,849
Occupancy and equipment expense	2,426,366	2,524,661
Stationery and supplies	294,327	337,369
Postage and telephone	506,769	473,241
Bank service charges	283,698	278,475
Insurance	412,478	286,489
Loss on disposals/sales of fixed assets	239,016	0
Other	640,693	628,836

Total noninterest expenses	18,790,129	16,875,653

Income before income taxes	3,852,795	2,990,501
Federal and state income taxes	1,045,615	852,708

Income before minority interest in net income of consolidated subsidiaries	2,807,180	2,137,793
Minority interest in income of consolidated subsidiaries	233,889	101,141

Net income	$2,573,291	$2,036,652

Net income	$2,573,291	$2,036,652
Less preferred stock dividends	536,000	0

Net income available to common stockholders	$2,037,291	$2,036,652

Earnings per common share:
Basic	$0.45	$0.44
Diluted	$0.45	$0.44
Weighted average common shares outstanding	4,569,656	4,576,755
Weighted average common and common equivalent shares outstanding	4,577,420	4,624,477

Cash dividends declared per common share	$0.04	$0.04

Comprehensive income	$1,938,090	$1,531,681

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2007

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2006	$268	$4,560,629	$34,293,511	$32,000,213	$27,959	$70,882,580
Comprehensive income:						—
Net income				1,262,686		1,262,686
Other comprehensive income, net of tax					348,548	348,548

Comprehensive income						1,611,234

Preferred cash dividends declared				(268,000)		(268,000)
Additional costs from fourth quarter 2006 issuance of preferred stock			(10,671)			(10,671)
Proceeds from issuance of 3,879 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan		3,879	56,307			60,186
Proceeds from issuance of 650 shares of common stock as a result of stock options exercised		650	4,942			5,592
Tax benefit of nonqualified stock options exercised			1,032			1,032
Stock compensation expense			85,105			85,105

Balance March 31, 2007	$268	$4,565,158	$34,430,226	$32,994,899	$376,507	$72,367,058

Comprehensive income:						—
Net income				1,310,605		1,310,605
Other comprehensive income, net of tax					(983,749)	(983,749)

Comprehensive income						326,856

Common cash dividends declared $0.04 per share				(183,215)		(183,215)
Preferred cash dividends declared				(268,000)		(268,000)
Proceeds from issuance of 5,994 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan		5,994	77,407			83,401
Proceeds from issuance of 11,814 shares of common stock as a result of stock options exercised		11,814	95,775			107,589
Exchange of 1,590 shares of common stock in connection with options exercised		(1,590)	(25,756)			(27,346)
Tax benefit of nonqualified stock options exercised			20,042			20,042
Stock compensation expense			87,342			87,342

Balance June 30, 2007	$268	$4,581,376	$34,685,036	$33,854,289	$(607,242)	$72,513,727

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,573,291	$2,036,652
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,144,923	1,158,217
Provision for loan/lease losses	1,230,992	895,580
Amortization of offering costs on subordinated debentures	7,158	7,158
Stock-based compensation expense	7,428	24,895
Minority interest in income of consolidated subsidiaries	233,889	101,141
Gain on sale of foreclosed assets	(1,007)	(750,134)
(Accretion of discounts) amortization of premiums on securities, net	(160)	156,360
Investment securities losses, net	0	213,879
Loans originated for sale	(54,424,129)	(43,483,659)
Proceeds on sales of loans	55,313,324	39,160,586
Net gains on sales of loans	(688,415)	(493,003)
Net losses on disposals/sales of premises and equipment	239,016	0
Increase in accrued interest receivable	(509,091)	(1,289,993)
Increase in other assets	(2,261,890)	(1,221,763)
Decrease in other liabilities	(2,391,104)	(949,998)

Net cash provided by (used in) operating activities	$474,225	$(4,434,082)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(1,125,000)	420,000
Net decrease (increase) in interest-bearing deposits at financial institutions	487,684	(3,203,367)
Proceeds from sale of foreclosed assets	93,901	1,013,852
Activity in securities portfolio:
Purchases	(48,694,571)	(31,182,258)
Calls, maturities and redemptions	37,510,000	22,675,000
Paydowns	287,777	353,508
Sales	0	4,786,122
Activity in bank-owned life insurance:
Purchases	0	(750,765)
Increase in cash value	(399,984)	(412,670)
Net loans/leases originated and held for investment	(55,390,213)	(106,088,874)
Purchase of premises and equipment	(1,110,866)	(2,207,171)
Purchase of intangible asset	(885,133)	0

Net cash used in investing activities	$(69,226,405)	$(114,596,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	(17,781,104)	105,598,619
Net increase (decrease) in short-term borrowings	32,212,837	(3,111,138)
Activity in Federal Home Loan Bank advances:
Advances	56,000,000	26,500,000
Payments	(47,620,381)	(24,614,633)
Net increase (decrease) in other borrowings	38,975,514	(1,457,003)
Proceeds from issuance of junior subordinated debentures	0	10,310,000
Tax benefit of nonqualified stock options exercised	21,074	34,168
Payment of cash dividends	(614,798)	(181,249)
Costs from issuance of preferred stock, net	(10,671)	0
Proceeds from issuance of common stock, net	229,422	177,480

Net cash provided by financing activities	$61,411,893	$113,256,244

Net decrease in cash and due from banks	(7,340,287)	(5,774,461)
Cash and due from banks, beginning	42,502,770	38,956,627

Cash and due from banks, ending	$35,162,483	$33,182,166

Supplemental disclosure of cash flow information, cash payments for:
Interest	$24,012,819	$15,134,976

Income/franchise taxes	$755,332	$990,858

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income (loss), unrealized losses on securities available for sale, net	$(635,201)	$(504,971)

Transfers of loans to other real estate owned	$0	$37,000

See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. They do not include all of the information or footnotes required by United States generally accepted accounting principles for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management’s discussion and analysis are due to rounding. Results for the period ended June 30, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007.
Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation.
Principles of consolidation: The accompanying consolidated financial statements include the accounts of QCR Holdings, Inc. (the “Company”), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company (“Quad City Bank & Trust”), Cedar Rapids Bank and Trust Company (“Cedar Rapids Bank & Trust”), Rockford Bank and Trust Company (“Rockford Bank & Trust”), First Wisconsin Bank and Trust Company (“First Wisconsin Bank & Trust”), Quad City Bancard, Inc. (“Bancard”), and Quad City Liquidation Corporation (“QCLC”). Quad City Bank & Trust owns 80% of the equity interests of M2 Lease Funds, LLC (“M2 Lease Funds”). The Company also owns an equity investment of 57% in Velie Plantation Holding Company, LLC (“Velie Plantation Holding Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also wholly owns QCR Holdings Statutory Trust II (“Trust II”), QCR Holdings Statutory Trust III (“Trust III”), QCR Holdings Statutory Trust IV (“Trust IV”), and QCR Holdings Statutory Trust V (“Trust V”). These four entities were established by the Company for the sole purpose of issuing trust preferred securities. As required by current accounting rules, the Company’s equity investments in these entities are not consolidated, but are included in other assets on the consolidated balance sheet for $1.1 million in aggregate at June 30, 2007. In addition to these ten wholly owned subsidiaries and two majority owned subsidiaries, at June 30, 2007, the Company had an aggregate investment of $82 thousand in two affiliated companies, Nobel Electronic Transfer, LLC (“Nobel”) and Nobel Real Estate Investors, LLC (“Nobel Real Estate”). The Company owned 20% equity positions in both Nobel and Nobel Real Estate at June 30, 2007. In July 2007, the Company sold its interest in Nobel to TriSource Solutions, LLC, as described in Note 8 — Subsequent Event. In June 2005, Cedar Rapids Bank & Trust entered into a joint venture as a 50% owner of Cedar Rapids Mortgage Company, LLC (“Cedar Rapids Mortgage Company”).

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
Stock-based compensation plans: Please refer to Note 13 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, for information related to the Company’s stock option and incentive plans, stock appreciation rights (“SARs”) and stock purchase plan.
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“ SFAS No. 123(R)”). SFAS No. 123(R) requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. Stock-based compensation expense totaled $126 thousand and $22 thousand for the three months ended June 30, 2007 and 2006, and $7 thousand and $25 thousand for the six months ended June 30, 2007 and 2006, respectively.
NOTE 2 — EARNINGS PER SHARE
The following information was used in the computation of earnings per share on a basic and diluted basis.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income available to common stockholders, basic and diluted earnings	$1,042,605	$1,203,481	$2,037,291	$2,036,652

Weighted average common shares outstanding	4,574,641	4,543,169	4,569,656	4,576,755

Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	26,307	45,215	7,764	47,722

Weighted average common and common equivalent shares oustanding	4,600,955	4,588,384	4,577,420	4,624,477

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
Selected financial information on the Company’s business segments is presented as follows for the three months and six months ended June 30, 2007 and 2006.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
QCR HOLDINGS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA — BUSINESS SEGMENTS
Three Months and Six Months Ended June 30, 2007 and 2006

	Commercial Banking
	Quad Bank	Cedar Rapids	Rockford	First Wisconsin	Credit Card	Trust	Leasing	Parent	Intercompany	Consolidated
	& Trust	Bank & Trust	Bank & Trust	Bank & Trust	Processing	Management	Services	and Other	Eliminations	Total

Three Months Ended June 30, 2007
Total Revenue	$14,683,550	$6,257,050	$1,882,261	$559,945	$424,291	$940,219	$1,285,080	$75,580	$(1,463,506)	$24,644,471
Percent of consolidated total revenue	60%	25%	8%	2%	2%	4%	5%	0%	-6%	100%
Net Income	$1,890,833	$625,727	$(268,615)	$(303,334)	$7,756	$267,046	$439,321	$(836,067)	$(512,062)	$1,310,605
Percent of consolidated net income	144%	48%	-20%	-23%	1%	20%	34%	-64%	-39%	100%
Total Assets	$832,183,965	$350,332,175	$118,454,321	$35,658,471	$1,016,376	$—	$65,328,025	$127,282,389	$(197,369,437)	$1,332,886,285
Percent of consolidated total assets	62%	26%	9%	3%	0%	0%	5%	10%	-15%	100%
Depreciation	$301,708	$142,394	$75,950	$15,667	$7,841	$—	$8,856	$2,657	$—	$555,073
Percent of consolidated depreciation	54%	26%	14%	3%	1%	0%	2%	0%	0%	100%
Capital Expenditures	$155,830	$707,396	$16,489	$52,815	$2,513	$—	$—	$19,528	$—	$954,571
Percent of consolidated capital expenditures	16%	74%	2%	6%	0%	0%	0%	2%	0%	100%
Intangible Assets	$—	$—	$—	$885,133	$—	$—	$3,222,688	$—	$—	$4,107,821
Percent of consolidated intangible assets	0%	0%	0%	22%	0%	0%	78%	0%	0%	100%

Three Months Ended June 30, 2006
Total Revenue	$12,321,886	$4,995,587	$995,704	$—	$491,657	$741,649	$798,690	$86,242	$(612,423)	$19,818,992
Percent of consolidated total revenue	62%	25%	5%	0%	2%	4%	4%	0%	-3%	100%
Net Income	$1,916,231	$361,648	$(556,332)	$—	$80,670	$160,627	$322,672	$(759,363)	$(322,671)	$1,203,481
Percent of consolidated net income	159%	30%	-46%	0%	7%	13%	27%	-63%	-27%	100%
Total Assets	$762,225,641	$309,618,705	$79,187,202	$—	$1,364,203	$—	$46,008,621	$102,563,766	$(144,396,222)	$1,156,571,916
Percent of consolidated total assets	66%	27%	7%	0%	0%	0%	4%	9%	-12%	100%
Depreciation	$369,364	$155,703	$41,139	$—	$8,365	$—	$8,726	$625	$—	$583,922
Percent of consolidated depreciation	63%	27%	7%	0%	1%	0%	1%	0%	0%	100%
Capital Expenditures	$143,806	$81,554	$1,242,783	$—	$3,737	$—	$11,450	$(6,249)	$—	$1,477,081
Percent of consolidated capital expenditures	10%	6%	84%	0%	0%	0%	1%	0%	0%	100%
Intangible Assets	$—	$—	$—	$—	$—	$—	$3,222,688	$—	$—	$3,222,688
Percent of consolidated intangible assets	0%	0%	0%	0%	0%	0%	100%	0%	0%	100%

Six Months Ended June 30, 2007
Total Revenue	$28,149,736	$12,151,609	$3,483,372	$932,222	$806,274	$1,859,330	$2,440,448	$179,863	$(2,288,484)	$47,714,371
Percent of consolidated total revenue	59%	25%	7%	2%	2%	4%	5%	0%	-5%	100%
Net Income	$3,562,646	$1,155,083	$(507,949)	$(580,295)	$18,999	$556,190	$701,019	$(1,525,497)	$(806,905)	$2,573,291
Percent of consolidated net income	138%	45%	-20%	-23%	1%	22%	27%	-59%	-31%	100%
Total Assets	$832,183,965	$350,332,175	$118,454,321	$35,658,471	$1,016,376	$—	$65,328,025	$127,282,389	$(197,369,437)	$1,332,886,285
Percent of consolidated total assets	62%	26%	9%	3%	0%	0%	5%	10%	-15%	100%
Depreciation	$636,679	$288,970	$151,215	$29,100	$15,782	$—	$18,058	$5,119	$—	$1,144,923
Percent of consolidated depreciation	56%	25%	13%	3%	1%	0%	2%	0%	0%	100%
Capital Expenditures	$222,874	$771,848	$17,537	$76,566	$2,513	$—	$—	$19,528	$—	$1,110,866
Percent of consolidated capital expenditures	20%	69%	2%	7%	0%	0%	0%	2%	0%	100%
Intangible Assets	$—	$—	$—	$885,133	$—	$—	$3,222,688	$—	$—	$4,107,821
Percent of consolidated intangible assets	0%	0%	0%	22%	0%	0%	78%	0%	0%	100%

Six Months Ended June 30, 2006
Total Revenue	$23,043,165	$9,604,861	$1,655,762	$—	$987,450	$1,522,942	$1,582,788	$205,725	$(1,118,803)	$37,483,890
Percent of consolidated total revenue	61%	26%	4%	0%	3%	4%	4%	1%	-3%	100%
Net Income	$3,117,049	$757,848	$(876,343)	$—	$178,101	$360,347	$592,132	$(1,500,350)	$(592,132)	$2,036,652
Percent of consolidated net income	153%	37%	-43%	0%	9%	18%	29%	-74%	-29%	100%
Total Assets	$762,225,641	$309,618,705	$79,187,202	$—	$1,364,203	$—	$46,008,621	$102,563,766	$(144,396,222)	$1,156,571,916
Percent of consolidated total assets	66%	27%	7%	0%	0%	0%	4%	9%	-12%	100%
Depreciation	$737,501	$310,115	$75,629	$—	$16,755	$—	$16,967	$1,250	$—	$1,158,217
Percent of consolidated depreciation	64%	27%	7%	0%	1%	0%	1%	0%	0%	100%
Capital Expenditures	$429,367	$191,987	$1,557,113	$—	$5,228	$—	$23,476	$—	$—	$2,207,171
Percent of consolidated capital expenditures	19%	9%	71%	0%	0%	0%	1%	0%	0%	100%
Intangible Assets	$—	$—	$—	$—	$—	$—	$3,222,688	$—	$—	$3,222,688
Percent of consolidated intangible assets	0%	0%	0%	0%	0%	0%	100%	0%	0%	100%

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
Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At June 30, 2007 and December 31, 2006, no amounts were recorded as liabilities for the banks’ potential obligations under these guarantees.
As of June 30, 2007 and December 31, 2006, commitments to extend credit aggregated were $552.6 million and $459.3 million, respectively. As of June 30, 2007 and December 31, 2006, standby, commercial and similar letters of credit aggregated were $20.7 million and $18.6 million, respectively. Management does not expect that all of these commitments will be funded.
The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amounts of $6.0 million and $6.2 million, at June 30, 2007 and December 31, 2006, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements also contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $47.3 million and $39.7 million of sold residential mortgage loans with recourse provisions still in effect at June 30, 2007 and December 31, 2006, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the six months ended June 30, 2007 or the year ended December 31, 2006. In the opinion of management, the risk of recourse to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.
During 2004, Quad City Bank & Trust joined the Federal Home Loan Bank’s (FHLB) Mortgage Partnership Finance (MPF) Program, which offers a “risk-sharing” alternative to selling residential mortgage loans to investors in the secondary market. Lenders funding mortgages through the MPF Program manage the credit risk of the loans they originate. The loans are subsequently funded by the FHLB and held within their portfolio, thereby managing the liquidity, interest rate, and prepayment risks of the loans. Lenders participating in the MPF Program receive monthly credit enhancement fees for managing the credit risk of the loans they originate. Any credit losses incurred on those loans will be absorbed first by private mortgage insurance, second by an allowance established by the FHLB, and third by withholding monthly credit enhancements due to the participating lender. At both June 30, 2007 and December 31, 2006, Quad City Bank & Trust had funded $13.8 million of mortgages through the FHLB’s MPF Program with an attached credit exposure of $279 thousand.
Bancard is subject to the risk of cardholder chargebacks and its merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the local merchant. Throughout 2006, provisions were made to the allowance for chargeback losses based on the dollar volumes of merchant credit card and related chargeback activity. For the year ended December 31, 2006, monthly provisions were made totaling $4 thousand. At June 30, 2007 and December 31, 2006, Bancard had a merchant chargeback reserve of $62 thousand and $81 thousand, respectively. For the six months ended June 30, 2007, reserve adjustments, which are based on a rolling twelve months of chargeback history, were made reducing the allowance $19 thousand. Management will continually monitor merchant credit card volumes, related chargeback activity, and Bancard’s level of the allowance for chargeback losses.
The Company also has a limited guarantee to MasterCard International, Incorporated, which is backed by a $750 thousand letter of credit from The Northern Trust Company. As of June 30, 2007 and December 31, 2006, there were no significant pending liabilities pursuant to this guarantee.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
In an arrangement with Goldman, Sachs and Company, Cedar Rapids Bank & Trust offers a cash management program for select customers. Using this cash management tool, the customer’s demand deposit account performs like an investment account. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund distributed by Goldman Sachs. As with a traditional demand deposit account, customers retain complete check-writing and withdrawal privileges. If the demand deposit account balance drops below the predetermined threshold, funds are automatically swept back from the money market fund at Goldman Sachs to the account at Cedar Rapids Bank & Trust to maintain the required minimum balance. Balances swept into the money market funds are not bank deposits, are not insured by any U.S. government agency, and do not require cash reserves to be set against the balances. At June 30, 2007 and December 31, 2006, the Company had $15.7 million and $23.5 million, respectively, of customer funds invested in this cash management program.
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

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 6 — JUNIOR SUBORDINATED DEBENTURES
Junior subordinated debentures are summarized as of June 30, 2007 as follows:

Note Payable to Trust II	$12,372,000
Note Payable to Trust III	8,248,000
Note Payable to Trust IV	5,155,000
Note Payable to Trust V	10,310,000

$36,085,000

In February 2004, the Company issued, in a private transaction, $12.0 million of fixed/floating rate capital securities and $8.0 million of floating rate capital securities through two newly formed subsidiaries, Trust II and Trust III, respectively. The securities issued by Trust II and Trust III mature in thirty years. The fixed/floating rate capital securities are callable at par after seven years, and the floating rate capital securities are callable at par after five years. The fixed/floating rate capital securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they have a variable rate based on the three-month LIBOR, reset quarterly, and the floating rate capital securities have a variable rate based on the three-month LIBOR, reset quarterly, with the rate currently set at 8.21%. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $12.4 million and $8.2 million, respectively. Trust preferred securities associated with these debentures were $20.0 million in aggregate at June 30, 2007.
In May 2005, the Company issued, in a private transaction, $5.0 million of floating rate capital securities of QCR Holdings Statutory Trust IV. The securities represent the undivided beneficial interest in Trust IV, which was established by the Company for the sole purpose of issuing the trust preferred securities. The securities issued by Trust IV mature in thirty years, but are callable at par after five years. The trust preferred securities have a variable rate based on the three-month LIBOR, reset quarterly, with the current rate set at 7.16%. Interest is payable quarterly. Trust IV used the $5.0 million of proceeds from the sale of the trust preferred securities, in combination with $155 thousand of proceeds from its own equity, to purchase $5.2 million of junior subordinated debentures of the Company.
On February 24, 2006, the Company announced the issuance, in a private transaction, of $10.0 million of fixed/floating rate capital securities of QCR Holdings Statutory Trust V. The securities represent the undivided beneficial interest in Trust V, which was established by the Company for the sole purpose of issuing the trust preferred securities. The securities issued by Trust V mature in thirty years, but are callable at par after five years. The trust preferred securities have a fixed rate of 6.62%, payable quarterly, for five years, at which time they have a variable rate based on the three-month LIBOR plus 1.55%, reset and payable quarterly. Trust V used the $10.0 million of proceeds from the sale of the trust preferred securities, in combination with $310 thousand of proceeds from its own equity to purchase $10.3 million of junior subordinated debentures of the Company.

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
In February of 2007, FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available for eligible items that exist on the date that a company adopts SFAS No. 159 or when an entity first recognizes a financial asset or financial liability. The decision to elect the fair value option for an eligible item is irrevocable. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The statement offered early adoption provisions that the Company elected not to exercise. The Company is in the process of evaluating the impact that SFAS No. 159 may have on its consolidated financial statements.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 8 — SUBSEQUENT EVENT
On July 11, 2007, the Company announced the sale of its 20% interest in Nobel to TriSource Solutions, LLC (“TriSource”). The principals of TriSource include William Brockway, the former Executive Vice President of Bancard, along with two other individuals. Mr. Brockway and another TriSource principal, Henry Harp, will be the operating managers of TriSource. Doug Hultquist, Chief Executive Officer of the Company, will be a non-operating manager of TriSource. The Company has held a 20% interest in Nobel since its inception in 1995.
The consideration received by the Company in the sale was $500 thousand in cash and a 2.25% ownership interest in TriSource. In addition, the Company has a put option that allows it to sell its interest in TriSource back to TriSource for $750 thousand at the end of 36 months. TriSource also has a call option that allows it to buy back the 2.25% ownership at $900 thousand until Dec. 31, 2007. The Company’s original investment in Nobel was approximately $5 thousand in 1995 and a significant portion of the consideration received will be booked as income in the third quarter of 2007.

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
•	Quad City Bank & Trust commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. Quad City Bank & Trust also provides leasing services through its 80%-owned subsidiary, M2 Lease Funds, located in Brookfield, Wisconsin.

•	Cedar Rapids Bank & Trust commenced operations in 2001 and provides full-service commercial and consumer banking services to Cedar Rapids and adjacent communities through its main office located on First Avenue in downtown Cedar Rapids, Iowa and its branch facility located on Council Street in northern Cedar Rapids. Cedar Rapids Bank & Trust also provides residential real estate mortgage lending services through its 50%-owned joint venture, Cedar Rapids Mortgage Company.

•	Rockford Bank & Trust commenced operations in January 2005 and provides full-service commercial and consumer banking services to Rockford and adjacent communities through its original office located in downtown Rockford, and its branch facility located on Guilford Road at Alpine Road in Rockford.

•	On February 20, 2007 the Company completed a transaction that resulted in the acquisition of a Wisconsin bank charter, the transfer of the Wisconsin-based assets and liabilities of Rockford Bank & Trust into this charter, and the creation of First Wisconsin Bank & Trust. First Wisconsin Bank & Trust is a wholly owned subsidiary of the Company providing full-service commercial and consumer banking services in the Milwaukee area through its main office located in Brookfield, Wisconsin.
Bancard provides merchant and cardholder credit card processing services. Bancard currently provides credit card processing for its local merchants and agent banks and for cardholders of the Company’s subsidiary banks and agent banks.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
OVERVIEW
THREE MONTHS ENDED JUNE 30, 2007
Net income for the second quarter of 2007 was $1.3 million as compared to net income of $1.2 million for the same period in 2006, an increase of $107 thousand, or 9%. Diluted earnings per common share for the second quarter of 2007 were $0.23, compared to $0.26 for the like quarter in 2006. For the three month period ended June 30, total revenue in 2007 experienced an improvement of $4.8 million when compared to 2006. This 24% improvement in total revenue was driven by an increase in interest income of $4.8 million, or 30%. Noninterest income for the second quarter of 2007 remained flat when compared to the like period of 2006. In the second quarter of 2006, the Company recorded a one-time gain on the sale of a foreclosed asset at Quad City Bank & Trust, which contributed $745 thousand to noninterest income. Disregarding this one-time gain, “core” noninterest income grew 26% from the second quarter of 2006 to the second quarter of 2007. In the second quarter of 2007, both the Company’s net interest spread and margin showed improvement for the second consecutive quarter, and net interest margin reflected an improvement of 4 basis points from the second quarter of 2006. For the second quarter of 2007, the Company’s provision for loan/lease losses increased by $473 thousand when compared to the same period in 2006, as the result of the establishment of specific reserves for a total of six commercial loan relationships, which are experiencing loan quality issues, at Quad City Bank & Trust and Rockford Bank & Trust. The second quarter of 2007 reflected a year-to-year increase in noninterest expenses of $906 thousand, or 10%, when compared to the same period in 2006. The increase in noninterest expenses was predominately due to a 13% increase in salaries and employee benefits expense, in combination with a 26% increase in professional and data processing fees.
During the fourth quarter of 2006, the Company issued 268 shares of non-cumulative perpetual preferred stock. Preferred stock dividends declared during the second quarter of 2007 were $268 thousand, resulting in net income available to common stockholders of $1.0 million. Net income available to common stockholders was $1.2 million for the second quarter of 2006.
When compared to the first quarter of 2007, net interest income for the second quarter increased by $479 thousand, or 6%, and noninterest income increased $471 or 15%. A large portion of the improved revenue results was offset by increases in the provision for loan losses of $418 thousand and in noninterest expenses of $387 thousand. The quarter-to-quarter increase in provision for loan losses was the result of the establishment of specific reserves for a total of six commercial loan relationships, which are experiencing loan quality issues, at Quad City Bank & Trust and Rockford Bank & Trust. A 4% increase in noninterest expenses from quarter-to-quarter was primarily due to increases in salaries and employee benefits and in advertising and marketing. The primary contributor to the increase in advertising and marketing expense was First Wisconsin Bank & Trust, which incurred $92 thousand of this expense during its first full quarter of operation.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
SIX MONTHS ENDED JUNE 30, 2007
Net income for the six months ended June 30, 2007 was $2.6 million as compared to net income of $2.0 million for the same period in 2006, an increase of $537 thousand, or 26%. Diluted earnings per common share for the first six months of 2007 were $0.45, compared to $0.44 for the like period in 2006. For the six month period ended June 30, total revenue in 2007 experienced an improvement of $10.2 million when compared to 2006. Primarily contributing to this 28% improvement in total revenue was an increase in interest income of $9.9 million, or 32%. Noninterest income for the first six months of 2007 increased slightly when compared to the like period of 2006. In the second quarter of 2006, the Company recorded a one-time gain on the sale of a foreclosed asset at Quad City Bank & Trust, which contributed $745 thousand to noninterest income. Disregarding this one-time gain, “core” noninterest income grew 19% from the first six months of 2006 to the like period in 2007. For the six months ended June 30, 2007, both the Company’s net interest spread and margin were reduced slightly when compared to the like period of 2006, however volume changes from year-to-year increased net interest income by $2.8 million. For the six months ended June 30, 2007, the Company’s provision for loan/lease losses increased by $335 thousand when compared to the same period in 2006, as the result of the establishment of specific reserves for a total of six commercial loan relationships, which are experiencing loan quality issues at Quad City Bank & Trust and Rockford Bank & Trust. The first six months of 2007 reflected a year-to-year increase in noninterest expenses of $1.9 million, or 11%, when compared to the same period in 2006. The increase in noninterest expenses was predominately due to a 13% increase in salaries and employee benefits expense, in combination with a 21% increase in professional and data processing fees. Also contributing significantly to the increase in noninterest expenses was a $239 thousand write off of fixed assets during the first quarter of 2007 in connection with Quad City Bank & Trust’s contribution of two vacant lots to allow a retail development to take place adjacent to its Five Points facility.
During the fourth quarter of 2006, the Company issued 268 shares of non-cumulative perpetual preferred stock. Preferred stock dividends declared during the first six months of 2007 were $536 thousand, resulting in net income available to common stockholders of $2.0 million. Net income available to common stockholders was also $2.0 million for the comparable period in 2006.
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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Net interest income on a tax equivalent basis increased $1.5 million, or 22%, to $8.9 million for the quarter ended June 30, 2007, from $7.4 million for the second quarter of 2006. For the second quarter of 2007, average earning assets increased by $204.8 million, or 20%, and average interest-bearing liabilities increased by $187.4 million, or 20%, when compared with average balances for the second quarter of 2006. A comparison of yields, spread and margin from the second quarter of 2007 to the second quarter of 2006 is as follows:
•	The average yield on interest-earning assets increased 51 basis points.

•	The average cost of interest-bearing liabilities increased 52 basis points.

•	The net interest spread declined 1 basis point from 2.54% to 2.53%.

•	The net interest margin increased 4 basis points from 2.90% to 2.94%.
Net interest income on a tax equivalent basis increased $2.8 million, or 19%, to $17.4 million for the six months ended June 30, 2007, from $14.6 million for the comparable period in 2006. For the first six months of 2007, average earning assets increased by $210.1 million, or 21%, and average interest-bearing liabilities increased by $190.9 million, or 21%, when compared with average balances for the first six months of 2006. A comparison of yields, spread and margin from the first six months of 2007 to the like period of 2006 is as follows:
•	The average yield on interest-earning assets increased 56 basis points.

•	The average cost of interest-bearing liabilities increased 66 basis points.

•	The net interest spread declined 10 basis points from 2.60% to 2.50%.

•	The net interest margin declined 4 basis points from 2.94% to 2.90%.
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
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

	For the three months ended June 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

ASSETS
Interest earnings assets:
Federal funds sold	$7,627	$94	4.93%	$5,614	$54	3.85%
Interest-bearing deposits at financial institutions	6,470	101	6.24%	7,753	94	4.85%
Investment securities (1)	198,951	2,541	5.11%	182,132	1,998	4.39%
Gross loans receivable (2)	1,004,869	18,437	7.34%	817,612	14,174	6.93%

Total interest earning assets	$1,217,917	21,173	6.95%	$1,013,111	16,320	6.44%

Noninterest-earning assets:
Cash and due from banks	$37,050			$33,250
Premises and equipment	32,204			26,110
Less allowance for estimated losses on loans	(11,242)			(9,531)
Other	45,315			42,684

Total assets	$1,321,244			$1,105,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$304,540	2,772	3.64%	$254,713	2,005	3.15%
Savings deposits	31,274	164	2.10%	34,519	196	2.27%
Time deposits	411,176	5,107	4.97%	351,201	3,793	4.32%
Short-term borrowings	132,586	1,297	3.91%	105,207	878	3.34%
Federal Home Loan Bank advances	159,944	1,791	4.48%	129,676	1,310	4.04%
Junior subordinated debentures	36,085	655	7.26%	36,085	643	7.13%
Other borrowings	32,575	447	5.49%	9,351	145	6.20%

Total interest-bearing liabilities	$1,108,180	12,233	4.42%	$920,752	8,970	3.90%

Noninterest-bearing demand	$121,446			$119,395
Other noninterest-bearing liabilities	16,712			8,778
Total liabilities	1,246,338			1,048,925

Minority interest in consolidated subsidiaries	1,532			728

Stockholders’ equity	73,374			55,971

Total liabilities and stockholders’ equity	$1,321,244			$1,105,624

Net interest income		$8,940			$7,350

Net interest spread			2.53%			2.54%

Net interest margin			2.94%			2.90%

Ratio of average interest earning assets to average interest- bearing liabilities	109.90%			110.03%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(2)	Loan fees are not material and are included in interest income from loans receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis of Changes of Interest Income/Interest Expense
For the three months ended June 30, 2007

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2007 vs. 2006
	(Dollars in Thousands)
INTEREST INCOME
Federal funds sold	$40	$18	$22
Interest-bearing deposits at financial institutions	7	83	(76)
Investment securities (2)	543	348	195
Gross loans receivable (3)	4,263	866	3,397

Total change in interest income	$4,853	$1,315	$3,538

INTEREST EXPENSE
Interest-bearing demand deposits	$767	$341	$426
Savings deposits	(32)	(14)	(18)
Time deposits	1,314	614	700
Short-term borrowings	419	167	252
Federal Home Loan Bank advances	481	153	328
Junior subordinated debentures	12	12	—
Other borrowings	302	(115)	417

Total change in interest expense	$3,263	$1,158	$2,105

Total change in net interest income	$1,590	$157	$1,433

(1)	The column “increase/decrease from prior period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan fees are not material and are included in interest income from loans receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

	For the six months ended June 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

ASSETS
Interest earnings assets:
Federal funds sold	$7,326	174	4.75%	$10,061	204	4.06%
Interest-bearing deposits at financial institutions	8,071	224	5.55%	5,859	136	4.64%
Investment securities (1)	193,959	4,926	5.08%	182,509	3,948	4.33%
Gross loans receivable (2)	989,956	35,926	7.26%	790,824	26,988	6.83%

Total interest earning assets	$1,199,311	41,250	6.88%	$989,253	31,276	6.32%

Noninterest-earning assets:
Cash and due from banks	$36,119			$34,133
Premises and equipment	32,182			25,913
Less allowance for estimated losses on loans	(11,029)			(9,280)
Other	47,114			41,098

Total assets	$1,303,697			$1,081,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$301,881	5,474	3.63%	$255,062	3,811	2.99%
Savings deposits	31,038	326	2.10%	33,441	362	2.17%
Time deposits	413,466	10,203	4.94%	344,387	7,109	4.13%
Short-term borrowings	127,019	2,442	3.85%	93,811	1,440	3.07%
Federal Home Loan Bank advances	159,409	3,511	4.41%	129,493	2,584	3.99%
Junior subordinated debentures	36,085	1,305	7.23%	33,508	1,162	6.94%
Other borrowings	20,288	579	5.71%	8,631	254	5.89%

Total interest-bearing liabilities	$1,089,187	23,840	4.38%	$898,333	16,722	3.72%

Noninterest-bearing demand	$120,633			$116,406
Other noninterest-bearing liabilities	19,853			10,227
Total liabilities	1,229,673			1,024,966

Minority interest in consolidated subsidiaries	1,470			702

Stockholders’ equity	72,554			55,449

Total liabilities and stockholders’ equity	$1,303,697			$1,081,117

Net interest income		$17,410			$14,554

Net interest spread			2.50%			2.60%

Net interest margin			2.90%			2.94%

Ratio of average interest earning assets to average interest- bearing liabilities	110.11%			110.12%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2)	Loan fees are not material and are included in interest income from loans receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis of Changes of Interest Income/Interest Expense
For the six months ended June 30, 2007

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2007 vs. 2006
	(Dollars in Thousands)
INTEREST INCOME
Federal funds sold	$(30)	$74	$(104)
Interest-bearing deposits at financial institutions	88	30	58
Investment securities (2)	978	719	259
Gross loans receivable (3)	8,938	1,798	7,140

Total change in interest income	$9,974	$2,621	$7,353

INTEREST EXPENSE
Interest-bearing demand deposits	$1,663	$894	$769
Savings deposits	(36)	(11)	(25)
Time deposits	3,094	1,527	1,567
Short-term borrowings	1,002	417	585
Federal Home Loan Bank advances	927	287	640
Junior subordinated debentures	143	51	92
Other borrowings	325	(22)	347

Total change in interest expense	$7,118	$3,143	$3,975

Total change in net interest income	$2,856	$(522)	$3,378

(1)	The column “increase/decrease from prior period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan fees are not material and are included in interest income from loans receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
CRITICAL ACCOUNTING POLICY
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan/lease losses. The Company’s allowance for loan/lease loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan/lease loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/lease, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for loan/lease losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance for loan/lease losses. Although management believes the levels of the allowance as of both June 30, 2007 and December 31, 2006 were adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
Interest income increased by $4.8 million to $21.0 million for the three-month period ended June 30, 2007 when compared to $16.2 million for the quarter ended June 30, 2006. The 30% increase in interest income was attributable to greater average outstanding balances in interest earning assets, principally with respect to loans/leases receivable, in combination with an improved aggregate asset yield. The Company’s average yield on interest earning assets was 6.95%, an increase of 51 basis points for the three months ended June 30, 2007 when compared to the same period in 2006.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Interest expense increased by $3.2 million from $9.0 million for the three-month period ended June 30, 2006, to $12.2 million for the three-month period ended June 30, 2007. The 36% increase in interest expense was due to greater average outstanding balances in interest-bearing liabilities, in combination with increased aggregate interest rates on interest-bearing liabilities, principally with respect to customers’ time deposits in the subsidiary banks. The Company’s average cost of interest bearing liabilities was 4.42% for the three months ended June 30, 2007, which was an increase of 52 basis points when compared to the second quarter of 2006.
At June 30, 2007 and December 31, 2006, the Company had an allowance for estimated losses on loans/leases of 1.15% and 1.10% of gross loans/leases receivable, respectively. At June 30, 2006, the Company had an allowance for estimated losses on loans/leases of 1.12%. The provision for loan/lease losses increased by $473 thousand from $352 thousand for the three-month period ended June 30, 2006 to $825 thousand for the three-month period ended June 30, 2007. Management determined the appropriate monthly provision for loan/lease losses based upon a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. During the second quarter of 2007, net growth in the loan/lease portfolio of $24.9 million warranted a $287 thousand provision to the allowance for loan/lease losses, which was increased significantly by additional provisions of $538 thousand resulting from the establishment of specific reserves for a few commercial downgrades within the portfolios of Quad City Bank & Trust and Rockford Bank & Trust. During the second quarter of 2006, net growth in the loan/lease portfolio of $81.3 million warranted a $914 thousand provision to the allowance for loan/lease losses, which was partially offset by provision reversals of $562 thousand resulting from upgrades within the portfolio. For the three months ended June 30, 2007, there were $138 thousand of commercial loan charge-offs, and there were commercial recoveries of $38 thousand. Consumer loan charge-offs and recoveries totaled $125 thousand and $16 thousand, respectively, during the quarter. Credit card loans accounted for 93% of the second quarter consumer gross charge-offs. Residential real estate loans had charge-offs of $9 thousand and no recoveries for the three months ended June 30, 2007.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The following table sets forth the various categories of noninterest income for the three months ended June 30, 2007 and 2006.
Noninterest Income

	Three months ended
	June 30,
	2007	2006	% change
Credit card fees, net of processing costs	$424,291	$491,657	(13.7)%
Trust department fees	940,220	741,648	26.8%
Deposit service fees	677,454	478,664	41.5%
Gains on sales of loans, net	413,684	287,768	43.8%
Securities losses, net	—	(71,293)	—
Gains on sales of foreclosed assets	(1,423)	744,694	—
Earnings on bank-owned life insurance	196,424	163,300	20.3%
Investment advisory and management fees	388,588	363,395	6.9%
Other	559,505	396,933	41.0%

Total noninterest income	$3,598,743	$3,596,766	0.1%

Analysis concerning changes in noninterest income for the second quarter of 2007, when compared to the second quarter of 2006, is as follows:
•	Bancard’s credit card fees, net of processing costs, decreased $67 thousand for the second quarter of 2007 when compared to the second quarter of 2006. A reclassification of cardholder program expenses in 2007 was the primary contributor to the decline in credit card fees accounting for $52 thousand of the decrease.

•	Trust department fees increased $199 thousand. This increase was due to both the continued development of existing trust relationships with a resulting growth in managed assets and the addition of new trust customers with a resulting growth in the number of accounts throughout the past twelve months.

•	Deposit service fees increased $199 thousand. This increase was primarily a result of an increase in NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts at the Company’s subsidiary banks. The quarterly average balance of the Company’s consolidated demand deposits at June 30, 2007 increased $51.9 million, or 14%, from June 30, 2006. Service charges and NSF charges related to the Company’s demand deposit accounts were the main components of deposit service fees.

•	Gains on sales of loans, net, increased $126 thousand. Loans originated for sale during the second quarter of 2007 were $29.8 million and during the second quarter of 2006 were $25.6 million. Proceeds on the sales of loans during the second quarters of 2007 and 2006 were $32.1 million and $23.1 million, respectively.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
•	During the second quarter of 2006, Quad City Bank & Trust completed the sale of a foreclosed asset, which resulted in a gain of $745 thousand.

•	Other noninterest income increased $163 thousand, as the result of modest increases in several areas. Other noninterest income in each quarter consisted primarily of income from affiliated companies, earnings on other assets, Visa check card fees, gain on disposal of leased assets and ATM fees.
The following table sets forth the various categories of noninterest expenses for the three months ended June 30, 2007 and 2006.
Noninterest Expenses

	Three months ended
	June 30,
	2007	2006	% change
Salaries and employee benefits	$5,917,342	$5,241,202	12.9%
Professional and data processing fees	964,569	768,415	25.5%
Advertising and marketing	383,747	383,542	0.1%
Occupancy and equipment expense	1,207,594	1,274,648	(5.3)%
Stationery and supplies	139,605	168,000	(16.9)%
Postage and telephone	252,913	248,111	1.9%
Bank service charges	142,068	142,939	(0.6)%
Insurance	246,201	153,413	60.5%
Other	334,572	301,870	10.8%

Total noninterest expenses	$9,588,611	$8,682,140	10.4%

Analysis concerning changes in noninterest expenses for the second quarter of 2007, when compared to the second quarter of 2006, is as follows:
•	Total salaries and benefits, which is the largest component of noninterest expenses, increased $676 thousand. The increase was primarily due to an increase in employees at the Company’s newest subsidiary banks from 95 full time equivalents (FTEs) to 108 FTEs from year-to-year, as a result of the Company’s continued expansion in those markets. Increases in salary and employee benefits expense at Cedar Rapids Bank & Trust, Rockford Bank & Trust, and First Wisconsin Bank & Trust, in aggregate, contributed 66% of the total year-to-year increase. Also, contributing significantly to the increase was an increase of $151 thousand, in aggregate, for compensation programs for senior executives, such as stock appreciation rights (SARs), tax benefit rights (TBRs), deferred compensation, etc.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
•	Professional and data processing fees increased $196 thousand. The primary contributors to the year-to-year increase were increases in legal and data processing fees at First Wisconsin Bank & Trust of $64 thousand and increases of $95 thousand in legal and audit/accounting fees at the parent company level.

•	Occupancy and equipment expense decreased $67 thousand. The decrease was the net effect of two offsetting items. The first item was a $49 thousand increase, which proportionately reflected the Company’s investment in additional facilities at the subsidiary banks, in combination with the related costs associated with additional furniture, fixtures and equipment, such as depreciation, maintenance, utilities, and property taxes. The offsetting item was a $116 thousand elimination of rental expense, which resulted from the addition of Velie Plantation Holding Company as a consolidated subsidiary during the fourth quarter of 2006.

•	Insurance expense increased 60% to $246 thousand. The $93 thousand increase was entirely the result of the Federal Deposit Insurance Corporation’s (FDIC’s) new premium pricing system and the assessment methodology for deposit insurance coverage now being applied to the subsidiary banks.
The provision for income taxes was $545 thousand for the three-month period ended June 30, 2007 compared to $564 thousand for the three-month period ended June 30, 2006 for a decrease of $19 thousand, or 3%. The decrease was the result of a decrease in the effective tax rate from 31.1% for the second quarter of 2006 to 27.3% for the second quarter of 2007. The Company’s adoption of FIN 48 resulted in no effect to the provision for income taxes for the second quarter of 2007.
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
Interest income increased by $9.9 million to $41.0 million for the six-month period ended June 30, 2007 when compared to $31.1 million for the like period in 2006. The 32% increase in interest income was attributable to greater average outstanding balances in interest earning assets, principally with respect to loans/leases receivable, in combination with an improved aggregate asset yield. The Company’s average yield on interest earning assets was 6.88%, an increase of 56 basis points for the six months ended June 30, 2007 when compared to the same period in 2006.
Interest expense increased by $7.1 million from $16.7 million for the six-month period ended June 30, 2006, to $23.8 million for the six-month period ended June 30, 2007. The 43% increase in interest expense was equally due to aggregate increased interest rates and volumes in interest-bearing liabilities, principally with respect to customers’ time deposits in the subsidiary banks. The Company’s average cost of interest bearing liabilities was 4.38% for the six months ended June 30, 2007, which was an increase of 66 basis points when compared to the like period in 2006.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
At June 30, 2007 and December 31, 2006, the Company had an allowance for estimated losses on loans/leases of 1.15% and 1.10% of gross loans/leases receivable, respectively. At June 30, 2006, the Company had an allowance for estimated losses on loans/leases of 1.12%. The provision for loan/lease losses increased by $335 thousand from $896 thousand for the six-month period ended June 30, 2006 to $1.2 million for the six-month period ended June 30, 2007. Management determined the appropriate monthly provision for loan/lease losses based upon a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. During the first six months of 2007, net growth in the loan/lease portfolio of $55.0 million warranted a $633 thousand provision to the allowance for loan/lease losses, which was increased significantly by additional provisions of $598 thousand resulting from the establishment of specific reserves for a few commercial downgrades within the portfolios of Quad City Bank & Trust and Rockford Bank & Trust. During the first six months of 2006, net growth in the loan/lease portfolio of $110.8 million warranted a $1.2 million provision to the allowance for loan/lease losses, which was partially offset by provision reversals of $350 thousand resulting from upgrades within the portfolio. For the six months ended June 30, 2007, there were $162 thousand of commercial loan charge-offs, and there were commercial recoveries of $162 thousand. Consumer loan charge-offs and recoveries totaled $202 thousand and $48 thousand, respectively, during the period. Credit card loans accounted for 93% of the consumer gross charge-offs during the first six months of 2007. Residential real estate loans had $9 thousand of charge-offs and $1 thousand of recoveries for the six months ended June 30, 2007.
The following table sets forth the various categories of noninterest income for the six months ended June 30, 2007 and 2006.
Noninterest Income

	Six months ended
	June 30,
	2007	2006	% change
Credit card fees, net of processing costs	$806,274	$987,450	(18.4)%
Trust department fees	1,859,331	1,522,941	22.1%
Deposit service fees	1,256,138	944,080	33.1%
Gains on sales of loans, net	688,415	493,003	39.6%
Securities losses, net	—	(213,879)	—
Gains on sales of foreclosed assets	1,007	750,134	(99.9)%
Earnings on bank-owned life insurance	399,983	413,008	(3.2)%
Investment advisory and management fees	765,123	663,938	15.2%
Other	950,301	832,140	14.2%

Total noninterest income	$6,726,572	$6,392,815	5.2%

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis concerning changes in noninterest income for the first six months of 2007, when compared to the comparable period in 2006, is as follows:
•	Bancard’s credit card fees, net of processing costs, decreased $181 thousand for the first six months of 2007 when compared to the like period of 2006. A reclassification of cardholder program expenses in 2007 was the primary contributor to the decline in credit card fees accounting for $103 thousand of the decrease. The recovery of the remaining balance of an ISO-conversion reserve of $64 thousand in March 2006 accounted for approximately 35% of the year-to-year decline.

•	Trust department fees increased $336 thousand. This increase was due to both the continued development of existing trust relationships with a resulting growth in managed assets and the addition of new trust customers with a resulting growth in the number of accounts throughout the past twelve months.

•	Deposit service fees increased $312 thousand. This increase was primarily a result of an increase in NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts at the Company’s subsidiary banks. The six-month average balance of the Company’s consolidated demand deposits at June 30, 2007 increased $51.0 million, or 14%, from June 30, 2006. Service charges and NSF charges related to the Company’s demand deposit accounts were the main components of deposit service fees.

•	Gains on sales of loans, net, increased $195 thousand. Loans originated for sale during the first six months of 2007 were $54.4 million and during the like period of 2006 were $43.5 million. Proceeds on the sales of loans during the first six months of 2007 and 2006 were $55.3 million and $39.2 million, respectively.

•	In March 2006, the Company recognized an impairment loss of $143 thousand on a mortgage-backed mutual fund investment held in Quad City Bank & Trust’s securities portfolio, and in April, incurred an additional loss of $71 thousand on the subsequent sale of that security. There were no securities losses in the first six months of 2007.

•	During the second quarter of 2006, Quad City Bank & Trust completed the sale of a foreclosed asset, which resulted in a gain of $745 thousand.

•	Other noninterest income increased $118 thousand. Other noninterest income in each period consisted primarily of income from affiliated companies, earnings on other assets, Visa check card fees, gain on disposal of leased assets and ATM fees.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The following table sets forth the various categories of noninterest expenses for the six months ended June 30, 2007 and 2006.
Noninterest Expenses

	Six months ended
	June 30,
	2007	2006	% change
Salaries and employee benefits	$11,472,088	$10,160,480	12.9%
Professional and data processing fees	1,893,217	1,559,253	21.4%
Advertising and marketing	621,477	626,849	(0.9)%
Occupancy and equipment expense	2,426,366	2,524,661	(3.9)%
Stationery and supplies	294,327	337,369	(12.8)%
Postage and telephone	506,769	473,241	7.1%
Bank service charges	283,698	278,475	1.9%
Insurance	412,478	286,489	44.0%
Loss on disposals/sales of fixed assets	239,016	—	—
Other	640,693	628,836	1.9%

Total noninterest expenses	$18,790,129	$16,875,653	11.3%

Analysis concerning changes in noninterest expenses for the first six months of 2007, when compared to the like period of 2006, is as follows:
•	Total salaries and benefits, which is the largest component of noninterest expenses, increased $1.3 million. The increase was primarily due to an increase in employees at the Company’s newest subsidiary banks from 95 full time equivalents (FTEs) to 108 FTEs from year-to-year, as a result of the Company’s continued expansion in those markets. Increases in salary and employee benefits expense at Cedar Rapids Bank & Trust, Rockford Bank & Trust, and First Wisconsin Bank & Trust, in aggregate, contributed 91% of the total year-to-year increase.

•	Professional and data processing fees increased $334 thousand. The primary contributors to the year-to-year increase were increases in legal and data processing fees at First Wisconsin Bank & Trust of $101 thousand and an increase of $100 thousand in audit/accounting fees at the parent Company level.

•	Occupancy and equipment expense decreased $98 thousand. The decrease was the net effect of two offsetting items. The first item was a $133 thousand increase, which proportionately reflects the Company’s investment in additional facilities at the subsidiary banks, in combination with the related costs associated with additional furniture, fixtures and equipment, such as depreciation, maintenance, utilities, and property taxes. The offsetting item was a $231 thousand elimination of rental expense, which resulted from the addition of Velie Plantation Holding Company as a consolidated subsidiary during the fourth quarter of 2006.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
•	Insurance expense increased 44% to $412 thousand. The $126 thousand increase was entirely the result of the Federal Deposit Insurance Corporation’s (FDIC’s) new premium pricing system and the assessment methodology for deposit insurance coverage now being applied to the subsidiary banks.

•	During the first quarter of 2007, Quad City Bank & Trust contributed two vacant lots to a developer to allow for the development of upscale retail space adjacent to its Five Points facility, which resulted in an aggregate write off of $239 thousand.
The provision for income taxes was $1.0 million for the six-month period ended June 30, 2007 compared to $853 thousand for the six-month period ended June 30, 2006 for an increase of $193 thousand, or 23%. The increase was the result of an increase in income before income taxes of $862 thousand, or 29%, for the 2007 period when compared to the 2006 period. The Company experienced a decrease in the effective tax rate from 28.5% for the first six months of 2006 to 27.1% for the first six months of 2007. The Company’s adoption of FIN 48 resulted in no effect to the provision for income taxes for the first six months of 2007.
FINANCIAL CONDITION
Total assets of the Company increased by $61.2 million, or 5%, to $1.33 billion at June 30, 2007 from $1.27 billion at December 31, 2006. The growth resulted primarily from the net increase in the loan/lease portfolio, funded by Federal Home Loan Bank advances, short-term borrowings, and other borrowings.
Cash and due from banks decreased by $7.3 million, or 17%, to $35.2 million at June 30, 2007 from $42.5 million at December 31, 2006. Cash and due from banks represented both cash maintained at its subsidiary banks, as well as funds that the Company and its banks had deposited in other banks in the form of non-interest bearing demand deposits. The 17% decrease since December 31, 2006 was primarily the result of Quad City Bank & Trust’s additional purchase of securities to serve as collateral for the structured repurchase agreement described in “other borrowings” and Cedar Rapids Bank & Trust’s increased use of funds for loan originations.
Federal funds sold are inter-bank funds with daily liquidity. At June 30, 2007, the subsidiary banks had $3.4 million invested in such funds. This amount increased by $1.1 million, or 48%, from $2.3 million at December 31, 2006. The increase was primarily the result of an increased demand for Federal funds purchases by Quad City Bank & Trust’s downstream correspondent banks.
Interest bearing deposits at financial institutions decreased by $488 thousand, or 23%, to $1.6 million at June 30, 2007 from $2.1 million at December 31, 2006. Included in interest bearing deposits at financial institutions are demand accounts, money market accounts, and certificates of deposit. The increase was the result of decreases in money market accounts of $370 thousand and certificates of deposit of $138 thousand offset slightly by a $20 thousand increase in demand account balances.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Securities increased by $9.8 million, or 5%, to $204.6 million at June 30, 2007 from $194.8 million at December 31, 2006. The increase was the result of a number of transactions in the securities portfolio. Paydowns of $288 thousand were received on mortgage-backed securities, maturities and calls of securities occurred in the amount of $37.5 million, the accretion of discounts, net of the amortization of premiums, was $1 thousand, and a decrease in the fair value of securities, classified as available for sale, was incurred of $1.1 million. These portfolio decreases were more than offset by the purchase of an additional $48.7 million of securities.
Total gross loans/leases receivable increased by $55.0 million, or 6%, to $1.02 billion at June 30, 2007 from $960.7 million at December 31, 2006. The increase was the result of originations, renewals, additional disbursements or purchases of $278.9 million of commercial business, consumer and real estate loans, less loan recoveries, net of charge-offs, of $162 thousand, and loan repayments or sales of loans of $223.9 million. During the six months ended June 30, 2007, Quad City Bank & Trust contributed $119.1 million, or 43%, Cedar Rapids Bank & Trust contributed $75.2 million, or 27%, Rockford Bank & Trust contributed $39.4 million, or 14%, and First Wisconsin Bank & Trust contributed $14.2 million, or 5%, of the Company’s loan originations, renewals, additional disbursements or purchases. M2 Lease Funds contributed $31.0 million in lease originations during the first six months of 2007. The mix of loan/lease types within the Company’s loan/lease portfolio at June 30, 2007 reflected 84% commercial, 8% residential real estate and 8% consumer loans. The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.
The allowance for estimated losses on loans/leases was $11.7 million at June 30, 2007 compared to $10.6 million at December 31, 2006, an increase of $1.1 million, or 10%. The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed each month on all loans risk-rated as “criticized” credits. The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff, and reported to management and the board of directors.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Although management believes that the allowance for estimated losses on loans/leases at June 30, 2007 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks with the intention to improve the overall quality of the Company’s loan/lease portfolio.
Net charge-offs for the six months ended June 30, 2006 were $35 thousand, and for the first six months of 2007, there were net charge-offs of $162 thousand. One measure of the adequacy of the allowance for estimated losses on loans/leases is the ratio of the allowance to the gross loan/lease portfolio. The allowance for estimated losses on loans/leases as a percentage of gross loans/leases was 1.15% at June 30, 2007, 1.10% at December 31, 2006 and 1.12% at June 30, 2006.
At both June 30, 2007 and December 31, 2006, total nonperforming assets were $7.4 million. From December 31, 2006 through June 30, 2007, the Company experienced a $183 thousand increase in nonaccrual loans, which was more than offset by a decrease of $118 thousand in accruing loans past due 90 days and by a decrease of $93 thousand in other real estate owned.
Nonaccrual loans were $6.7 million at June 30, 2007, and $6.5 million at December 31, 2006. The $183 thousand increase in nonaccrual loans was comprised of increases in both commerical loans of $163 thousand and in consumer loans of $63 thousand and a decrease in residential real estate loans of $43 thousand. Seven lending relationships at the subsidiary banks, with an aggregate outstanding balance of $5.6 million, comprised 83% of the nonaccrual loans at June 30, 2007, with one relationship accounting for $3.8 million. The existence of either a strong collateral position, a governmental guarantee, or an improved payment status on several of the nonperformers significantly reduces the Company’s exposure to loss. The subsidiary banks continue to work toward resolutions with all of these customers. Nonaccrual loans represented less than one percent of the Company’s held for investment loan/lease portfolio at June 30, 2007.
From December 31, 2006 to June 30, 2007, accruing loans past due 90 days or more decreased from $755 thousand to $637 thousand. Credit card loans comprised $27 thousand, or 4%, of this balance at June 30, 2007. Within 30 days approximately $209 thousand, or 33%, of the loans past due 90 days or more at June 30 had been brought current in their payments.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Premises and equipment decreased by $273 thousand, or less than 1%, to $32.2 million at June 30, 2007 from $32.5 million at December 31, 2006. During the first six three months of 2007, there were purchases of additional land, furniture, fixtures and equipment and leasehold improvements of $1.1 million, which were essentially offset by depreciation expense of $1.1 million. In the second quarter of 2007, Cedar Rapids Bank & Trust purchased a parcel of land for a future banking facility at a cost of $656 thousand. During the first quarter of 2007, Quad City Bank & Trust contributed two vacant lots carried at a book value of $239 thousand to allow a retail development to take place adjacent to its Five Points facility.
On August 26, 2005, Quad City Bank & Trust acquired 80% of the membership units of M2 Lease Funds. The purchase price of $5.0 million resulted in $3.2 million in goodwill. Based on an annual analysis last completed as of July 31, 2006, the Company believes that no goodwill impairment existed.
On February 20, 2007, the Company completed a series of transactions, which resulted in the acquisition of a Wisconsin bank charter and the addition of First Wisconsin Bank & Trust to the Company’s current family of community banks. Another result of this series of transactions was the addition to the Company’s balance sheet of an intangible asset of $885 thousand representing the purchase price of the bank charter. The charter has no defined life or expiration date, and as such, will not be amortized, but rather will be evaluated annually for impairment.
Accrued interest receivable on loans, securities and interest-bearing deposits with financial institutions increased by $509 thousand, or 7%, to $7.7 million at June 30, 2007 from $7.2 million at December 31, 2006. The increase was a reflection of the increase in both volumes of and rates on the Company’s interest-earning assets since the end of 2006.
Bank-owned life insurance (“BOLI”) increased by $400 thousand from $18.9 million at December 31, 2006 to $19.3 million at June 30, 2007. Banks may generally buy BOLI as a financing or cost recovery vehicle for pre-and post-retirement employee benefits. As the owners and beneficiaries of these policies, the banks monitor the associated risks, including diversification, lending-limit, concentration, interest rate risk, credit risk, and liquidity. Quarterly financial information on the insurance carriers is provided to the Company by its compensation-consulting firm. Benefit expense associated with both the SERPs and deferred compensation arrangements was $292 thousand and $152 thousand, respectively, for the first six months of 2007. Earnings on BOLI, for the first six months of 2007, totaled $400 thousand. Benefit expense associated with the SERPs and deferred compensation arrangements was $268 thousand and $154 thousand, respectively, for the first six months of 2006. Earnings on BOLI, for the first six months of 2006, totaled $413 thousand.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Other assets increased by $2.6 million, or 14%, to $20.6 million at June 30, 2007 from $18.0 million at December 31, 2006 due primarily to increases in deferred tax assets and to purchases of additional Federal Home Loan Bank stock by the subsidiary banks. Other assets included $11.3 million of equity in Federal Reserve Bank and Federal Home Loan Bank stock, $4.7 million of deferred tax assets, $1.2 million in investments in unconsolidated companies, $785 thousand of accrued trust department fees, $604 thousand of prepaid Visa/Mastercard processing charges, $380 thousand of unamortized prepaid trust preferred securities offering expenses, $862 thousand of various prepaid expenses, and other miscellaneous receivables.
Deposits decreased by $17.7 million to $857.7 million at June 30, 2007 from $875.4 million at December 31, 2006. The decrease resulted from a $450 thousand aggregate net derease in money market, savings, and total transaction accounts, in combination with a $17.3 million net decrease in interest-bearing certificates of deposit. The subsidiary banks experienced a net decrease in brokered certificates of deposit of $11.7 million during the first six months of 2007.
Short-term borrowings increased $32.2 million, or 29%, from $111.7 million at December 31, 2006 to $143.9 million at June 30, 2007. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. Short-term borrowings were comprised of customer repurchase agreements of $68.4 million and $62.3 million at June 30, 2007 and December 31, 2006, respectively, as well as federal funds purchased from correspondent banks of $75.5 million at June 30, 2007 and $49.4 million at December 31, 2006. With the decline in deposits during 2007, the subsidiary banks have developed a stronger dependency on the use of federal funds purchased for their funding needs.
Federal Home Loan Bank (“FHLB”) advances increased by $8.3 million, or 6%, to $160.2 million at June 30, 2007 from $151.9 million at December 31, 2006. The increase was due primarily to Quad City Bank & Trust’s additional utilization during the first six months of 2007 of FHLB advances as an alternate funding source to customer deposits. As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits or other alternate funding sources.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Other borrowings increased $39.0 million from $3.7 million at December 31, 2006 to $42.7 million at June 30, 2007. In February 2007, $8.5 million in funds were drawn to partially provide the initial capitalization of First Wisconsin Bank & Trust. In April 2007, Quad City Bank & Trust and Cedar Rapids Bank & Trust together executed a master structured repurchase agreement with an upstream correspondent bank for $30.0 million. The fixed rate structured repurchase agreement carries a term of five years with a “no put” option for two years. The interest rate on the structure is capped at 4.60% and based on the 3 month LIBOR rate. The Company utilized U.S. government agency bonds to collateralize the structure. Quad City Bank & Trust carries a $20.0 million liability, and Cedar Rapids Bank & Trust carries a $10.0 million liability, as the result of this transaction.
Junior subordinated debentures remained at $36.1 million at June 30, 2007 as at December 31, 2006. On February 4, 2006, the Company announced the issuance of $10.0 million of fixed/floating rate capital securities of QCR Holdings Statutory Trust V. Trust V used the $10.0 million of proceeds from the sale of the Trust Preferred Securities, in combination with $310 thousand of proceeds from its equity, to purchase $10.3 million of junior subordinated debentures of the Company.
Other liabilities were $18.1 million at June 30, 2007, down $2.5 million, or 14%, from $20.6 million at December 31, 2006 due primarily to a decrease in accounts payable for leases at M2 Lease Funds. Other liabilities were comprised of accrued but unpaid amounts for various products and services, and accrued but unpaid interest on deposits. At June 30, 2007, the most significant components of other liabilities were $5.4 million of accrued expenses, $3.0 million of accounts payable for leases, $2.6 million of miscellaneous accounts payable, and $4.5 million of interest payable.
In the fourth quarter of 2006, the Company issued 268 shares of Series B Non Cumulative Perpetual Preferred Stock at $50 thousand per share for a total of $12.9 million with a stated rate of 8.00%. The preferred shares will accrue no dividends, and dividends will be payable on the preferred shares only if declared. The capital raised was used initially to pay down the balance on the Company’s revolving line of credit, but ultimately was utilized to fund the acquisition and capitalization of first Wisconsin Bank & Trust.
Common stock, at both June 30, 2007 and December 31, 2006, was $4.6 million. The slight increase of $21 thousand was the result of stock issued from the net exercise of stock options and stock purchased under the employee stock purchase plan. The Company’s previously disclosed intention to conduct a private placement offering of common stock, as partial funding of its acquisition of a Wisconsin-chartered bank, was terminated and will not occur.
Additional paid-in capital totaled $34.7 million at June 30, 2007, up $392 thousand from $34.3 million at December 31, 2006. The increase resulted from the proceeds received in excess of the $1.00 per share par value for the 20,747 shares of common stock issued as the result of the net exercise of stock options and stock purchased under the employee stock purchase plan, in combination with the recognition of stock-based compensation expense due to the application of the provisions of SFAS No. 123R.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Retained earnings increased by $1.9 million, or 6%, to $33.9 million at June 30, 2007 from $32.0 million at December 31, 2006. The increase reflected net income for the six-month period, net of $536 thousand representing the quarterly dividends on the preferred shares at the stated rate of 8.0% and $183 thousand representing a dividend on the common shares at $0.04 per share declared in May.
Unrealized losses on securities available for sale, net of related income taxes, totaled $607 thousand at June 30, 2007 as compared to unrealized gains of $28 thousand at December 31, 2006. The decrease of $635 thousand was attributable to decreases during the period in fair value of the securities identified as available for sale.
LIQUIDITY
Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash provided by operating activities, consisting primarily of net funds received from the origination and subsequent sale of loans, was $474 thousand for the six months ended June 30, 2007 compared to $4.4 million net cash used in operating activities, consisting primarily of net funds used for the origination and subsequent sale of loans, for the same period in 2006. Net cash used in investing activities, consisting principally of loan originations to be held for investment in both periods, was $69.2 million for the six months ended June 30, 2007 and $114.6 million for the like period of 2006. Net cash provided by financing activities, consisting primarily of increased Federal Home Loan Bank advances taken by the subsidiary banks, for the first six months of 2007 was $61.4 million, and for the same period in 2006 was $113.3 million, consisting principally of increased deposit accounts at the subsidiary banks.
The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At June 30, 2007, the subsidiary banks had fifteen lines of credit totaling $119.5 million, of which $13.0 million was secured and $106.5 million was unsecured. At June 30, 2007, Quad City Bank & Trust had drawn $41.2 million of its available balance of $98.0 million, and Cedar Rapids Bank & Trust had drawn none of its available balance of $21.5 million. At December 31, 2006, the subsidiary banks had fourteen lines of credit totaling $104.5 million, of which $13.0 million was secured and $91.5 million was unsecured. At December 31, 2006, the subsidiary banks had not drawn on any of these available lines. In April 2006, a single 364-day revolving note for $15.0 million was written in substitution and replacement of two previously written notes, which were a 364-day revolving note for $10.0 million maturing on December 21, 2006 and a 3-year revolving note for $5.0 million maturing on December 30, 2007. At June 30, 2007, the replacement note carried a balance outstanding of $12.0 million. Interest is payable monthly at the federal funds rate plus 1.25% per annum, as defined in the credit agreement. As of June 30, 2007, the interest rate on the replacement note was 6.51%.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
On April 26, 2007, the Company declared a common dividend of $0.04 per share, or $183 thousand, which was paid on July 6, 2007 to common stockholders of record on June 22, 2007. It is the Company’s intention to consider the payment of common dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, however it believes that operating results have reached a level that can sustain dividends to common stockholders as well.
On April 26, 2007, the Company declared a preferred dividend at the stated rate of 8%, or $268 thousand, which was paid to preferred stockholders of record on June 30, 2007. It is the Company’s intention to consider the payment of preferred dividends on a quarterly basis.
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
One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 200 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at March 31, 2007 demonstrated a 3.30% decrease in net interest income with a 200 basis point increase in interest rates, and a 1.60% increase in net interest income with a 200 basis point decrease in interest rates. Both simulations are within the board-established policy limits of a 10% decline in value.

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

Part I
Item 4
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.
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
The annual meeting of stockholders was held at The Mark of the Quad Cities located at 1201 River Drive, Moline, Illinois on Wednesday, May 2, 2007 at 10:00 a.m. At the meeting, Larry J. Helling, Douglas M. Hultquist, and Mark Kilmer were re-elected to serve as Class II directors, with terms expiring in 2010. Charles M. Peters was also elected to serve as a Class II director, with a term expiring in 2010. Continuing as Class III directors, with terms expiring in 2008, are Patrick S. Baird, John K. Lawson, and Ronald G. Peterson. Continuing as Class I directors, with terms expiring in 2009, are Michael A. Bauer, James J. Brownson, and John A. Rife.
There were 4,565,158 issued and outstanding shares of common stock entitled to vote at the annual meeting. Either in person or by proxy, there were 3,959,786 common shares represented at the meeting, constituting approximately 87.0% of the outstanding shares. The voting was as follows:

Part II
PART II — OTHER INFORMATION — continued

	Votes	Votes
	For	Withheld

Larry J. Helling	3,860,103	99,684
Douglas M. Hultquist	3,858,422	101,365
Mark C. Kilmer	3,862,224	97,563
Charles M. Peters	3,864,102	95,685

Item 5	Other Information
None

Item 6	Exhibits
(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QCR HOLDINGS, INC.
(Registrant)

Date August 8, 2007	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date August 8, 2007	/s/ Todd A. Gipple
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