Form 10-Q
period 2007-09-30
QCR HOLDINGS INC
filed 2007-11-09
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
                     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 1, 2007, the Registrant had outstanding 4,597,492 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$40,506,946	$42,502,770
Federal funds sold	7,150,000	2,320,000
Interest-bearing deposits at financial institutions	2,607,078	2,130,096

Securities held to maturity, at amortized cost	350,000	350,000
Securities available for sale, at fair value	228,575,788	194,423,893

	228,925,788	194,773,893

Loans receivable held for sale	4,438,113	6,186,632
Loans/leases receivable held for investment	1,048,511,032	954,560,692

	1,052,949,145	960,747,324
Less: Allowance for estimated losses on loans/leases	(11,895,767)	(10,612,082)

	1,041,053,378	950,135,242

Premises and equipment, net	32,359,507	32,524,840
Goodwill	3,222,688	3,222,688
Intangible asset	887,542	—
Accrued interest receivable	8,502,697	7,160,298
Bank-owned life insurance	28,660,370	18,877,526
Other assets	20,391,610	18,027,603

Total assets	$1,414,267,604	$1,271,674,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$128,412,664	$124,184,486
Interest-bearing	767,077,204	751,262,781

Total deposits	895,489,868	875,447,267

Short-term borrowings	175,923,055	111,683,951
Federal Home Loan Bank advances	159,877,064	151,858,749
Other borrowings	47,717,395	3,761,636
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	21,769,688	20,592,953

Total liabilities	1,336,862,070	1,199,429,556

Minority interest in consolidated subsidiaries	1,626,017	1,362,820

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; shares authorized 250,000; September 2007 and December 2006 - 268 shares issued and outstanding,	268	268
Common stock, $1 par value; shares authorized 10,000,000 September 2007 - 4,592,148 shares issued and outstanding, December 2006 - 4,560,629 shares issued and outstanding,	4,592,148	4,560,629
Additional paid-in capital	34,883,577	34,293,511
Retained earnings	35,180,098	32,000,213
Accumulated other comprehensive income	1,123,426	27,959

Total stockholders’ equity	75,779,517	70,882,580

Total liabilities and stockholders’ equity	$1,414,267,604	$1,271,674,956

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended September 30,

	2007	2006
Interest and dividend income:
Loans/leases, including fees	$19,253,493	$16,132,528
Securities:
Taxable	2,485,746	1,763,217
Nontaxable	251,526	270,205
Interest-bearing deposits at financial institutions	70,931	86,125
Federal funds sold	40,758	121,128

Total interest and dividend income	22,102,454	18,373,203

Interest expense:
Deposits	8,149,734	7,610,255
Short-term borrowings	1,529,680	771,359
Federal Home Loan Bank advances	1,859,131	1,464,357
Other borrowings	591,458	178,126
Junior subordinated debentures	660,690	665,115

Total interest expense	12,790,693	10,689,212

Net interest income	9,311,761	7,683,991

Provision for loan/lease losses	1,037,351	728,678

Net interest income after provision for loan/lease losses	8,274,410	6,955,313

Noninterest income:
Credit card fees, net of processing costs	442,643	476,783
Trust department fees	924,464	787,796
Deposit service fees	706,271	478,299
Gains on sales of loans, net	277,265	218,854
Securities gains, net	0	71,013
Gains (losses) on sales of foreclosed assets	0	(100,000)
Gains on sales of other assets	435,791	0
Earnings on bank-owned life insurance	261,372	152,308
Investment advisory and management fees	369,239	285,635
Other	441,445	371,634

Total noninterest income	3,858,490	2,742,322

Noninterest expenses:
Salaries and employee benefits	6,154,660	5,510,926
Professional and data processing fees	888,753	879,938
Advertising and marketing	322,632	389,812
Occupancy and equipment expense	1,297,634	1,304,567
Stationery and supplies	158,709	159,758
Postage and telephone	262,664	241,867
Bank service charges	145,364	151,369
FDIC and other insurance	295,138	161,381
Other	350,210	207,960

Total noninterest expenses	9,875,764	9,007,578

Income before income taxes	2,257,136	690,057
Federal and state income taxes	646,281	125,094

Income before minority interest in net income of consolidated subsidiaries	1,610,855	564,963
Minority interest in income of consolidated subsidiary	17,046	45,410

Net income	$1,593,809	$519,553

Net income	$1,593,809	$519,553
Less preferred stock dividends	268,000	0

Net income available to common stockholders	$1,325,809	$519,553

Earnings per common share:
Basic	$0.29	$0.11
Diluted	$0.29	$0.11
Weighted average common shares outstanding	4,591,576	4,553,589
Weighted average common and common equivalent shares outstanding	4,599,406	4,590,829

Cash dividends declared per common share	$0.00	$0.00

Comprehensive income	$3,324,477	$1,308,129

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Nine Months Ended September 30,

	2007	2006
Interest and dividend income:
Loans/leases, including fees	$55,179,242	$43,119,928
Securities:
Taxable	6,611,317	5,169,400
Nontaxable	790,804	627,301
Interest-bearing deposits at financial institutions	294,561	222,135
Federal funds sold	214,329	325,514

Total interest and dividend income	63,090,253	49,464,278

Interest expense:
Deposits	24,152,481	18,891,305
Short-term borrowings	3,971,806	2,211,653
Federal Home Loan Bank advances	5,370,203	4,047,472
Other borrowings	1,170,699	432,371
Junior subordinated debentures	1,965,959	1,828,567

Total interest expense	36,631,148	27,411,368

Net interest income	26,459,105	22,052,910

Provision for loan/lease losses	2,268,343	1,624,258

Net interest income after provision for loan/lease losses	24,190,762	20,428,652

Noninterest income:
Credit card fees, net of processing costs	1,248,917	1,464,233
Trust department fees	2,783,795	2,310,737
Deposit service fees	1,962,409	1,422,379
Gains on sales of loans, net	965,680	711,857
Securities gains (losses), net	0	(142,866)
Gains on sales of foreclosed assets	1,007	650,134
Gains on sales of other assets	435,791	0
Earnings on bank-owned life insurance	661,355	565,316
Investment advisory and management fees, gross	1,134,362	949,573
Other	1,391,746	1,203,774

Total noninterest income	10,585,062	9,135,137

Noninterest expenses:
Salaries and employee benefits	17,626,748	16,253,426
Professional and data processing fees	2,781,970	2,439,191
Advertising and marketing	944,109	1,016,661
Occupancy and equipment expense	3,724,000	3,829,228
Stationery and supplies	453,036	497,127
Postage and telephone	769,433	715,108
Bank service charges	429,062	429,844
FDIC and other insurance	707,616	447,870
Loss on disposals/sales of fixed assets	239,016	0
Other	990,903	254,776

Total noninterest expenses	28,665,893	25,883,231

Income before income taxes	6,109,931	3,680,558
Federal and state income taxes	1,691,896	977,802

Income before minority interest in net income of consolidated subsidiaries	4,418,035	2,702,756
Minority interest in income of consolidated subsidiaries	250,935	146,551

Net income	$4,167,100	$2,556,205

Net income	$4,167,100	$2,556,205
Less preferred stock dividends	804,000	0

Net income available to common stockholders	$3,363,100	$2,556,205

Earnings per common share:
Basic	$0.73	$0.55
Diluted	$0.73	$0.55
Weighted average common shares outstanding	4,576,963	4,605,776
Weighted average common and common equivalent shares outstanding	4,596,791	4,649,988

Cash dividends declared per common share	$0.04	$0.04

Comprehensive income	$5,262,567	$2,839,810

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2007

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2006	$268	$4,560,629	$34,293,511	$32,000,213	$27,959	$70,882,580
Comprehensive income:						—
Net income				1,262,686		1,262,686
Other comprehensive income, net of tax					348,548	348,548

Comprehensive income						1,611,234

Preferred cash dividends declared				(268,000)		(268,000)
Additional costs from fourth quarter 2006 issuance of preferred stock			(10,671)			(10,671)
Proceeds from issuance of 3,879 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan		3,879	56,307			60,186
Proceeds from issuance of 650 shares of common stock as a result of stock options exercised		650	4,942			5,592
Tax benefit of nonqualified stock options exercised			1,032			1,032
Stock compensation expense			85,105			85,105

Balance March 31, 2007	$268	$4,565,158	$34,430,226	$32,994,899	$376,507	$72,367,058

Comprehensive income:						—
Net income				1,310,605		1,310,605
Other comprehensive income, net of tax					(983,749)	(983,749)

Comprehensive income						326,856

Common cash dividends declared $0.04 per share				(183,215)		(183,215)
Preferred cash dividends declared				(268,000)		(268,000)
Proceeds from issuance of 5,994 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan		5,994	77,407			83,401
Proceeds from issuance of 11,814 shares of common stock as a result of stock options exercised		11,814	95,775			107,589
Exchange of 1,590 shares of common stock in connection with options exercised		(1,590)	(25,756)			(27,346)
Tax benefit of nonqualified stock options exercised			20,042			20,042
Stock compensation expense			87,342			87,342

Balance June 30, 2007	$268	$4,581,376	$34,685,036	$33,854,289	$(607,242)	$72,513,727

Comprehensive income:						—
Net income				1,593,809		1,593,809
Other comprehensive income, net of tax					1,730,668	1,730,668

Comprehensive income						3,324,477

Preferred cash dividends declared				(268,000)		(268,000)
Proceeds from issuance of 4,639 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan		4,639	61,578			66,217
Proceeds from issuance of 6,133 shares of common stock as a result of stock options exercised		6,133	50,440			56,573
Tax benefit of nonqualified stock options exercised			401			401
Stock compensation expense			86,122			86,122

Balance September 30, 2007	$268	$4,592,148	$34,883,577	$35,180,098	$1,123,426	$75,779,517

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,167,100	$2,556,205
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,708,848	1,742,286
Provision for loan/lease losses	2,268,343	1,624,258
Amortization of offering costs on subordinated debentures	10,738	10,738
Stock-based compensation expense	(30,538)	78,299
Minority interest in income of consolidated subsidiaries	250,935	146,553
Gains on sale of foreclosed assets	(1,007)	(650,134)
Gains on sale of other assets	(435,791)	0
(Accretion of discounts) amortization of premiums on securities, net	(48,767)	208,905
Investment securities losses, net	0	142,866
Loans originated for sale	(81,123,640)	(63,795,689)
Proceeds on sales of loans	83,837,553	61,875,883
Net gains on sales of loans	(965,680)	(711,857)
Net losses on disposals/sales of premises and equipment	239,016	0
Increase in accrued interest receivable	(1,342,399)	(1,897,901)
Increase in other assets	(3,202,295)	(1,727,746)
Decrease in other liabilities	1,542,807	1,287,986

Net cash provided by operating activities	$6,875,223	$890,652

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in federal funds sold	(4,830,000)	(3,630,000)
Net increase in interest-bearing deposits at financial institutions	(476,982)	(5,192,169)
Proceeds from sale of foreclosed assets	93,901	913,852
Proceeds from sale of other assets	500,000	0
Activity in securities portfolio:
Purchases	(94,049,814)	(50,854,245)
Calls, maturities and redemptions	61,291,150	39,575,000
Paydowns	435,831	549,107
Sales	0	4,857,134
Activity in bank-owned life insurance:
Purchases	(9,121,488)	(750,765)
Increase in cash value	(661,356)	(565,316)
Net loans/leases originated and held for investment	(94,934,998)	(184,209,540)
Purchase of premises and equipment	(1,782,531)	(3,898,529)
Purchase of intangible asset	(887,542)	0

Net cash used in investing activities	$(144,423,829)	$(203,205,471)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	20,042,601	174,749,305
Net increase (decrease) in short-term borrowings	64,239,104	(11,024,910)
Activity in Federal Home Loan Bank advances:
Advances	58,400,000	46,500,000
Payments	(50,381,685)	(30,673,010)
Net increase in other borrowings	43,955,759	4,514,818
Proceeds from issuance of junior subordinated debentures	0	10,310,000
Tax benefit of nonqualified stock options exercised	21,475	36,301
Payment of cash dividends	(1,066,013)	(363,142)
Costs from issuance of preferred stock, net	(10,671)	0
Proceeds from issuance of common stock, net	352,212	249,971

Net cash provided by financing activities	$135,552,782	$194,299,333

Net decrease in cash and due from banks	(1,995,824)	(8,015,486)
Cash and due from banks, beginning	42,502,770	38,956,627

Cash and due from banks, ending	$40,506,946	$30,941,141

Supplemental disclosure of cash flow information, cash payments for:
Interest	$36,499,392	$25,613,367

Income/franchise taxes	$767,932	$1,001,808

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income (loss), unrealized losses on securities available for sale, net	$1,095,467	$283,605

Transfers of loans to other real estate owned	$0	$50,001

See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. They do not include all of the information or footnotes required by United States generally accepted accounting principles for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. However, all adjustments that are, in the opinion of management, necessary for a fair presentation have been included. Any differences appearing between numbers presented in financial statements and management’s discussion and analysis are due to rounding. Results for the period ended September 30, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007.
Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation.
Principles of consolidation: The accompanying consolidated financial statements include the accounts of QCR Holdings, Inc. (the “Company”), a Delaware corporation, and its wholly owned subsidiaries, Quad City Bank and Trust Company (“Quad City Bank & Trust”), Cedar Rapids Bank and Trust Company (“Cedar Rapids Bank & Trust”), Rockford Bank and Trust Company (“Rockford Bank & Trust”), First Wisconsin Bank and Trust Company (“First Wisconsin Bank & Trust”), Quad City Bancard, Inc. (“Bancard”), and Quad City Liquidation Corporation (“QCLC”). Quad City Bank & Trust owns 80% of the equity interests of M2 Lease Funds, LLC (“M2 Lease Funds”). The Company also owns an equity investment of 57% in Velie Plantation Holding Company, LLC (“Velie Plantation Holding Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also wholly owns QCR Holdings Statutory Trust II (“Trust II”), QCR Holdings Statutory Trust III (“Trust III”), QCR Holdings Statutory Trust IV (“Trust IV”), and QCR Holdings Statutory Trust V (“Trust V”). These four entities were established by the Company for the sole purpose of issuing trust preferred securities. As required by current accounting rules, the Company’s equity investments in these entities are not consolidated, but are included in other assets on the consolidated balance sheet for $1.1 million in aggregate at September 30, 2007. In addition to these ten wholly owned subsidiaries and two majority owned subsidiaries, at September 30, 2007, the Company had an aggregate investment of $23 thousand in an affiliated company, Nobel Real Estate Investors, LLC (“Nobel Real Estate”). The Company owns a 20% equity position in Nobel Real Estate at September 30, 2007. In July 2007, the Company sold its interest in Nobel Electronic Transfer, LLC (“Nobel”) to TriSource Solutions, LLC. The Company previously owned a 20% equity position in this affiliated company. In September 2005, Cedar Rapids Bank & Trust entered into a joint venture as a 50% owner of Cedar Rapids Mortgage Company, LLC (“Cedar Rapids Mortgage Company”).

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
Stock-based compensation plans: Please refer to Note 13 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, for information related to the Company’s stock option and incentive plans, stock appreciation rights (“SARs”) and stock purchase plan.
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“ SFAS No. 123(R)”). SFAS No. 123(R) requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. Stock-based compensation expense totaled ($38) thousand and $53 thousand for the three months ended September 30, 2007 and 2006, and ($31) thousand and $78 thousand for the nine months ended September 30, 2007 and 2006, respectively. A key component in the calculation of stock-based compensation expense is the market price of the Company’s stock. A decline in the Company’s stock price during the third quarter of 2007 contributed significantly to the recording of negative stock-based compensation expense for the period.
NOTE 2 — EARNINGS PER SHARE
The following information was used in the computation of earnings per share on a basic and diluted basis.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income available to common stockholders, basic and diluted earnings	$1,325,809	$519,553	$3,363,100	$2,556,205

Weighted average common shares outstanding	4,591,576	4,553,589	4,576,963	4,605,776

Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	7,830	37,240	19,828	44,212

Weighted average common and common equivalent shares oustanding	4,599,406	4,590,829	4,596,791	4,649,988

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
Selected financial information on the Company’s business segments is presented as follows for the three months and nine months ended September 30, 2007 and 2006.

QCR HOLDINGS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA — BUSINESS SEGMENTS
Three Months and Nine Months Ended September 30, 2007 and 2006

	Commercial Banking
	Quad Bank	Cedar Rapids	Rockford	First Wisconsin	Credit Card	Trust	Leasing	Parent	Intercompany	Consolidated
	& Trust	Bank & Trust	Bank & Trust	Bank & Trust	Processing	Management	Services	and Other	Eliminations	Total
Three Months Ended September 30, 2007
Total Revenue	$14,268,121	$6,412,503	$2,334,069	$735,549	$442,643	$937,556	$1,376,792	$490,949	$(1,037,238)	$25,960,944
Percent of consolidated total revenue	55%	25%	9%	3%	2%	4%	5%	2%	-4%	100%
Net Income	$1,795,138	$602,486	$(258,591)	$(233,797)	$57,874	$259,959	$99,718	$(626,055)	$(102,922)	$1,593,809
Percent of consolidated net income	113%	38%	-16%	-15%	4%	16%	6%	-39%	-6%	100%
Total Assets	$855,368,760	$367,714,176	$138,899,065	$47,553,642	$980,836	$—	$69,545,917	$130,083,814	$(195,878,606)	$1,414,267,604
Percent of consolidated total assets	60%	26%	10%	3%	0%	0%	5%	9%	-14%	100%
Depreciation	$303,007	$144,822	$76,410	$19,301	$8,672	$—	$8,857	$2,855	$—	$563,925
Percent of consolidated depreciation	54%	26%	14%	3%	2%	0%	2%	1%	0%	100%
Capital Expenditures	$328,155	$87,139	$35,551	$154,225	$29,058	$—	$3,480	$—	$—	$637,608
Percent of consolidated capital expenditures	51%	14%	6%	24%	5%	0%	1%	0%	0%	100%
Intangible Assets	$—	$—	$—	$887,542	$—	$—	$3,222,688	$—	$—	$4,110,230
Percent of consolidated intangible assets	0%	0%	0%	22%	0%	0%	78%	0%	0%	100%

Three Months Ended September 30, 2006
Total Revenue	$12,715,754	$5,326,623	$1,570,705	$—	$476,783	$787,795	$917,329	$104,625	$(784,089)	$21,115,525
Percent of consolidated total revenue	60%	25%	7%	0%	2%	4%	4%	0%	-4%	100%
Net Income	$1,080,192	$415,967	$(471,093)	$—	$66,548	$201,146	$257,561	$(773,205)	$(257,563)	$519,553
Percent of consolidated net income	208%	80%	-91%	0%	13%	39%	50%	-149%	-50%	100%
Total Assets	$815,104,765	$326,543,993	$109,326,145	$—	$1,194,632	$—	$51,065,796	$109,943,861	$(171,920,775)	$1,241,258,417
Percent of consolidated total assets	66%	26%	9%	0%	0%	0%	4%	9%	-14%	100%
Depreciation	$358,014	$158,348	$44,231	$—	$8,443	$—	$14,408	$625	$—	$584,069
Percent of consolidated depreciation	61%	27%	8%	0%	1%	0%	2%	0%	0%	100%
Capital Expenditures	$173,747	$23,496	$1,492,992	$—	$—	$—	$1,123	$—	$—	$1,691,358
Percent of consolidated capital expenditures	10%	1%	88%	0%	0%	0%	0%	0%	0%	100%
Intangible Assets	$—	$—	$—	$—	$—	$—	$3,222,688	$—	$—	$3,222,688
Percent of consolidated intangible assets	0%	0%	0%	0%	0%	0%	100%	0%	0%	100%

Nine Months Ended September 30, 2007
Total Revenue	$42,417,857	$18,564,112	$5,817,441	$1,667,771	$1,248,917	$2,796,886	$3,817,240	$670,812	$(3,325,721)	$73,675,315
Percent of consolidated total revenue	58%	25%	8%	2%	2%	4%	5%	1%	-5%	100%
Net Income	$5,357,784	$1,757,569	$(766,540)	$(814,092)	$76,873	$816,149	$800,737	$(2,151,552)	$(909,827)	$4,167,100
Percent of consolidated net income	129%	42%	-18%	-20%	2%	20%	19%	-52%	-22%	100%
Total Assets	$855,368,760	$367,714,176	$138,899,065	$47,553,642	$980,836	$—	$69,545,917	$130,083,814	$(195,878,606)	$1,414,267,604
Percent of consolidated total assets	60%	26%	10%	3%	0%	0%	5%	9%	-14%	100%
Depreciation	$939,686	$433,792	$227,625	$48,401	$24,454	$—	$26,915	$7,974	$—	$1,708,848
Percent of consolidated depreciation	55%	25%	13%	3%	1%	0%	2%	0%	0%	100%
Capital Expenditures	$585,086	$858,987	$53,088	$230,791	$31,571	$—	$3,480	$19,528	$—	$1,782,531
Percent of consolidated capital expenditures	33%	48%	3%	13%	2%	0%	0%	1%	0%	100%
Intangible Assets	$—	$—	$—	$887,542	$—	$—	$3,222,688	$—	$—	$4,110,230
Percent of consolidated intangible assets	0%	0%	0%	22%	0%	0%	78%	0%	0%	100%

Nine Months Ended September 30, 2006
Total Revenue	$35,758,919	$14,931,484	$3,226,467	$—	$1,464,233	$2,310,737	$2,500,117	$310,350	$(1,902,892)	$58,599,415
Percent of consolidated total revenue	61%	25%	6%	0%	2%	4%	4%	1%	-3%	100%
Net Income	$4,197,241	$1,173,815	$(1,347,436)	$—	$244,649	$561,493	$849,693	$(2,273,555)	$(849,695)	$2,556,205
Percent of consolidated net income	164%	46%	-53%	0%	10%	22%	33%	-89%	-33%	100%
Total Assets	$815,104,765	$326,543,993	$109,326,145	$—	$1,194,632	$—	$51,065,796	$109,943,861	$(171,920,775)	$1,241,258,417
Percent of consolidated total assets	66%	26%	9%	0%	0%	0%	4%	9%	-14%	100%
Depreciation	$1,095,515	$468,463	$119,860	$—	$25,198	$—	$31,375	$1,875	$—	$1,742,286
Percent of consolidated depreciation	63%	27%	7%	0%	1%	0%	2%	0%	0%	100%
Capital Expenditures	$603,114	$215,483	$3,050,105	$—	$5,228	$—	$24,599	$—	$—	$3,898,529
Percent of consolidated capital expenditures	15%	6%	78%	0%	0%	0%	1%	0%	0%	100%
Intangible Assets	$—	$—	$—	$—	$—	$—	$3,222,688	$—	$—	$3,222,688
Percent of consolidated intangible assets	0%	0%	0%	0%	0%	0%	100%	0%	0%	100%

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
Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At September 30, 2007 and December 31, 2006, no amounts were recorded as liabilities for the banks’ potential obligations under these guarantees.
As of September 30, 2007 and December 31, 2006, commitments to extend credit aggregated were $491.9 million and $459.3 million, respectively. As of September 30, 2007 and December 31, 2006, standby, commercial and similar letters of credit aggregated were $20.6 million and $18.6 million, respectively. Management does not expect that all of these commitments will be funded.
The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amounts of $4.4 million and $6.2 million, at September 30, 2007 and December 31, 2006, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements also contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $48.5 million and $39.7 million of sold residential mortgage loans with recourse provisions still in effect at September 30, 2007 and December 31, 2006, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the nine months ended September 30, 2007 or the year ended December 31, 2006. In the opinion of management, the risk of recourse to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.
During 2004, Quad City Bank & Trust joined the Federal Home Loan Bank’s (FHLB) Mortgage Partnership Finance (MPF) Program, which offers a “risk-sharing” alternative to selling residential mortgage loans to investors in the secondary market. Lenders funding mortgages through the MPF Program manage the credit risk of the loans they originate. The loans are subsequently funded by the FHLB and held within their portfolio, thereby managing the liquidity, interest rate, and prepayment risks of the loans. Lenders participating in the MPF Program receive monthly credit enhancement fees for managing the credit risk of the loans they originate. Any credit losses incurred on those loans will be absorbed first by private mortgage insurance, second by an allowance established by the FHLB, and third by withholding monthly credit enhancements due to the participating lender. At both September 30, 2007 and December 31, 2006, Quad City Bank & Trust had funded $13.8 million of mortgages through the FHLB’s MPF Program with an attached credit exposure of $279 thousand.
Bancard is subject to the risk of cardholder chargebacks and its merchants being incapable of refunding the amount charged back. Management attempts to mitigate such risk by regular monitoring of merchant activity and in appropriate cases, holding cash reserves deposited by the local merchant. Throughout 2006, provisions were made to the allowance for chargeback losses based on the dollar volumes of merchant credit card and related chargeback activity. For the year ended December 31, 2006, monthly provisions were made totaling $4 thousand. At September 30, 2007 and December 31, 2006, Bancard had a merchant chargeback reserve of $68 thousand and $81 thousand, respectively. For the nine months ended September 30, 2007, reserve adjustments, which are based on a rolling twelve months of chargeback history, were made reducing the allowance $13 thousand. Management will continually monitor merchant credit card volumes, related chargeback activity, and Bancard’s level of the allowance for chargeback losses.
The Company also has a limited guarantee to MasterCard International, Incorporated, which is backed by a $750 thousand letter of credit from The Northern Trust Company. As of September 30, 2007 and December 31, 2006, there were no significant pending liabilities pursuant to this guarantee.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
In an arrangement with Goldman, Sachs and Company, Cedar Rapids Bank & Trust offers a cash management program for select customers. Using this cash management tool, the customer’s demand deposit account performs like an investment account. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund distributed by Goldman Sachs. As with a traditional demand deposit account, customers retain complete check-writing and withdrawal privileges. If the demand deposit account balance drops below the predetermined threshold, funds are automatically swept back from the money market fund at Goldman Sachs to the account at Cedar Rapids Bank & Trust to maintain the required minimum balance. Balances swept into the money market funds are not bank deposits, are not insured by any U.S. government agency, and do not require cash reserves to be set against the balances. At September 30, 2007 and December 31, 2006, the Company had $13.9 million and $23.5 million, respectively, of customer funds invested in this cash management program.
NOTE 5 — INCOME TAXES
In September 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.
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
The Company’s federal income tax returns are open and subject to examination from the 2004 tax return year and forward. Our various state franchise and income tax returns are generally open from the 2003 and later tax return years based on individual state statute of limitations.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 6 — JUNIOR SUBORDINATED DEBENTURES
Junior subordinated debentures are summarized as of September 30, 2007 as follows:

Note Payable to Trust II	$12,372,000
Note Payable to Trust III	8,248,000
Note Payable to Trust IV	5,155,000
Note Payable to Trust V	10,310,000

$36,085,000

In February 2004, the Company issued, in a private transaction, $12.0 million of fixed/floating rate capital securities and $8.0 million of floating rate capital securities through two newly formed subsidiaries, Trust II and Trust III, respectively. The securities issued by Trust II and Trust III mature in thirty years. The fixed/floating rate capital securities are callable at par after seven years, and the floating rate capital securities are callable at par after five years. The fixed/floating rate capital securities have a fixed rate of 6.93%, payable quarterly, for seven years, at which time they have a variable rate based on the three-month LIBOR, reset quarterly, and the floating rate capital securities have a variable rate based on the three-month LIBOR, reset quarterly, with the rate currently set at 8.21%. Trust II and Trust III used the proceeds from the sale of the trust preferred securities, along with the funds from their equity, to purchase junior subordinated debentures of the Company in the amounts of $12.4 million and $8.2 million, respectively. Trust preferred securities associated with these debentures were $20.0 million in aggregate at September 30, 2007.
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
Quad City Bank & Trust and Cedar Rapids Bank & Trust are Iowa-chartered commercial banks, Rockford Bank & Trust is an Illinois-chartered commercial bank, and First Wisconsin Bank & Trust is a Wisconsin-chartered commercial bank. All are members of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation.
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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
OVERVIEW
THREE MONTHS ENDED SEPTEMBER 30, 2007
Net income for the third quarter of 2007 was $1.6 million as compared to net income of $520 thousand for the same period in 2006, an increase of $1.1 million, or 212%. Diluted earnings per common share for the third quarter of 2007 were $0.29, compared to $0.11 for the like quarter in 2006. For the three month period ended September 30, total revenue in 2007 experienced an improvement of $4.9 million when compared to 2006. This 23% improvement in total revenue was driven by an increase in interest income of $3.7 million, or 20%; and an increase in noninterest income of $1.2 million, or 44%. In the third quarter of 2007, the Company recorded a one-time gain on the sale of its equity interest in Nobel in the amount of $436 thousand. Disregarding this one-time gain, “core” noninterest income grew 23% from the third quarter of 2006 to the third quarter of 2007. In the third quarter of 2007, both the Company’s net interest spread and margin showed improvement for the third consecutive quarter, and net interest margin reflected an improvement of 16 basis points from the third quarter of 2006. For the third quarter of 2007, the Company’s provision for loan/lease losses increased by $308 thousand when compared to the same period in 2006, as a result of a charge-off on a lease receivable M2 Lease Funds, and the establishment of specific reserves for 2 commercial loan relationships at Rockford Bank & Trust which are experiencing loan quality issues. The third quarter of 2007 reflected a year-to-year increase in noninterest expenses of $868 thousand, or 10%, when compared to the same period in 2006. The increase in noninterest expenses was predominately due to a 12% increase in salaries and employee benefits expense, in combination with an 83% increase in insurance expense which is a direct result of recent modifications by the FDIC to the FDIC’s assessment methodology.
During the fourth quarter of 2006, the Company issued 268 shares of non-cumulative perpetual preferred stock. Preferred stock dividends declared during the third quarter of 2007 were $268 thousand, resulting in net income available to common stockholders of $1.3 million. Net income available to common stockholders was $520 thousand for the third quarter of 2006.
When compared to the second quarter of 2007, net interest income for the third quarter increased by $499 thousand, or 6%, and noninterest income increased $260 thousand, or 7%. A large portion of the improved revenue results was offset by increases in the provision for loan losses of $213 thousand and in noninterest expenses of $287 thousand. The quarter-to-quarter increase in provision for loan losses was the result of a charge-off on a lease receivable at M2 Lease Funds, and the establishment of specific reserves for 2 commercial loan relationships at Rockford Bank & Trust which are experiencing loan quality issues. A 3% increase in noninterest expenses from quarter-to-quarter was primarily due to increases in salaries and employee benefits.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
NINE MONTHS ENDED SEPTEMBER 30, 2007
Net income for the nine months ended September 30, 2007 was $4.2 million as compared to net income of $2.6 million for the same period in 2006, an increase of $1.6 million, or 62%. Diluted earnings per common share for the first nine months of 2007 were $0.73, compared to $0.55 for the like period in 2006. For the nine month period ended September 30, total revenue in 2007 experienced an improvement of $15.1 million when compared to 2006. Primarily contributing to this 26% improvement in total revenue was an increase in interest income of $13.6 million, or 27%. Noninterest income for the first nine months of 2007 increased by $1.5 million, or 16% when compared to the like period of 2006. Exclusive of gains or losses on sales of securities, foreclosed assets, and other assets, “core” noninterest income grew 17% from the first nine months of 2006 to the like period in 2007. For the nine months ended September 30, 2007, the Company’s net interest spread remained flat; while the net interest margin increased 4 basis points when compared to the like period of 2006. This coupled with significant volume growth from year-to-year increased net interest income by $4.4 million. For the nine months ended September 30, 2007, the Company’s provision for loan/lease losses increased by $644 thousand when compared to the same period in 2006, as the result of the growth in the loan portfolio as well as the establishment of specific reserves for several commercial loan relationships at Quad City Bank & Trust and Rockford Bank & Trust, which are experiencing loan quality issues. The first nine months of 2007 reflected a year-to-year increase in noninterest expenses of $2.8 million, or 11%, when compared to the same period in 2006. The increase in noninterest expenses was predominately due to a 8% increase in salaries and employee benefits expense, in combination with a 14% increase in professional and data processing fees. Also contributing significantly to the increase in noninterest expenses was a $239 thousand write off of fixed assets during the first quarter of 2007 in connection with Quad City Bank & Trust’s contribution of two vacant lots to allow a retail development to take place adjacent to its Five Points facility.
During the fourth quarter of 2006, the Company issued 268 shares of non-cumulative perpetual preferred stock. Preferred stock dividends declared during the first nine months of 2007 were $804 thousand, resulting in net income available to common stockholders of $3.4 million. Net income available to common stockholders was also $2.6 million for the comparable period in 2006.

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
Net interest income on a tax equivalent basis increased $1.6 million, or 21%, to $9.4 million for the quarter ended September 30, 2007, from $7.8 million for the third quarter of 2006. For the third quarter of 2007, average earning assets increased by $155.4 million, or 14%, and average interest-bearing liabilities increased by $145.4 million, or 14%, when compared with average balances for the third quarter of 2006. A comparison of yields, spread and margin from the third quarter of 2007 to the third quarter of 2006 is as follows:
•	The average yield on interest-earning assets increased 36 basis points.

•	The average cost of interest-bearing liabilities increased 19 basis points.

•	The net interest spread increased 17 basis points from 2.45% to 2.62%.

•	The net interest margin increased 16 basis points from 2.84% to 3.00%.
Net interest income on a tax equivalent basis increased $4.4 million, or 20%, to $26.8 million for the nine months ended September 30, 2007, from $22.4 million for the comparable period in 2006. For the first nine months of 2007, average earning assets increased by $191.9 million, or 19%, and average interest-bearing liabilities increased by $175.7 million, or 19%, when compared with average balances for the first nine months of 2006. A comparison of yields, spread and margin from the first nine months of 2007 to the like period of 2006 is as follows:
•	The average yield on interest-earning assets increased 48 basis points.

•	The average cost of interest-bearing liabilities increased 49 basis points.

•	The net interest spread declined 1 basis point from 2.55% to 2.54%.

•	The net interest margin increase 4 basis points from 2.90% to 2.94%.
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
	2007			2006
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
ASSETS
Interest earnings assets:
Federal funds sold	$3,837	41	4.27%	$9,661	121	5.01%
Interest-bearing deposits at financial institutions	4,783	71	5.94%	6,686	86	5.15%
Investment securities (1)	217,327	2,860	5.26%	186,839	2,172	4.65%
Gross loans/leases receivable (2)	1,032,302	19,253	7.46%	899,621	16,133	7.17%

Total interest earning assets	1,258,249	22,225	7.07%	1,102,807	18,512	6.71%
Noninterest-earning assets:
Cash and due from banks	39,481			35,741
Premises and equipment	32,012			27,204
Less allowance for estimated losses on loans/leases	(11,712)			(10,023)
Other	54,423			42,177

Total assets	$1,372,453			$1,197,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$318,819	2,907	3.65%	$285,650	2,560	3.58%
Savings deposits	31,688	170	2.15%	31,307	177	2.26%
Time deposits	402,955	5,073	5.04%	407,015	4,873	4.79%
Short-term borrowings	164,965	1,530	3.71%	95,253	772	3.24%
Federal Home Loan Bank advances	161,344	1,859	4.61%	137,806	1,464	4.25%
Junior subordinated debentures	36,085	661	7.33%	36,085	665	7.37%
Other borrowings	33,931	591	6.97%	11,293	178	6.30%

Total interest-bearing liabilities	1,149,787	12,791	4.45%	1,004,409	10,689	4.26%

Noninterest-bearing demand	127,383			124,233
Other noninterest-bearing liabilities	18,785			11,699
Total liabilities	1,295,955			1,140,341

Minority interest in consolidated subsidiaries	1,619			775

Stockholders’ equity	74,880			56,790

Total liabilities and stockholders’ equity	$1,372,453			$1,197,906

Net interest income		$9,434			$7,823

Net interest spread			2.62%			2.45%

Net interest margin			3.00%			2.84%

Ratio of average interest earning assets to average interest-bearing liabilities	109.43%			109.80%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis of Changes of Interest Income/Interest Expense
For the three months ended September 30, 2007

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2007 vs. 2006
	(Dollars in Thousands)
INTEREST INCOME
Federal funds sold	$(80)	$(16)	$(64)
Interest-bearing deposits at financial institutions	(15)	64	(79)
Investment securities (2)	688	308	380
Gross loans/leases receivable (3)	3,120	666	2,454

Total change in interest income	$3,713	$1,022	$2,691

INTEREST EXPENSE
Interest-bearing demand deposits	$347	$45	$302
Savings deposits	(7)	(20)	13
Time deposits	200	493	(293)
Short-term borrowings	758	125	633
Federal Home Loan Bank advances	395	131	264
Junior subordinated debentures	(4)	(4)	—
Other borrowings	413	21	392

Total change in interest expense	$2,102	$791	$1,311

Total change in net interest income	$1,611	$231	$1,380

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
	2007			2006
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
ASSETS
Interest earnings assets:
Federal funds sold	$6,163	215	4.65%	$9,927	325	4.37%
Interest-bearing deposits at financial institutions	6,975	294	5.62%	6,134	222	4.83%
Investment securities (1)	201,748	7,786	5.15%	183,952	6,120	4.44%
Gross loans/leases receivable (2)	1,004,073	55,178	7.33%	827,091	43,120	6.95%

Total interest earning assets	1,218,957	63,473	6.94%	1,027,104	49,787	6.46%

Noninterest-earning assets:
Cash and due from banks	37,239			34,669
Premises and equipment	32,125			26,343
Less allowance for estimated losses on loans/leases	(11,257)			(9,527)
Other	49,551			41,458

Total assets	$1,326,616			$1,120,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$307,527	8,380	3.63%	$265,258	6,370	3.20%
Savings deposits	31,255	496	2.12%	32,730	539	2.20%
Time deposits	409,962	15,278	4.97%	365,263	11,982	4.37%
Short-term borrowings	139,667	3,972	3.79%	94,291	2,212	3.13%
Federal Home Loan Bank advances	160,054	5,369	4.47%	132,264	4,047	4.08%
Junior subordinated debentures	36,085	1,967	7.27%	34,367	1,829	7.10%
Other borrowings	24,836	1,170	6.28%	9,518	432	6.05%

Total interest-bearing liabilities	1,109,386	36,632	4.40%	933,691	27,411	3.91%

Noninterest-bearing demand	122,883			119,015
Other noninterest-bearing liabilities	19,498			10,721
Total liabilities	1,251,767			1,063,427

Minority interest in consolidated subsidiaries	1,519			724

Stockholders’ equity	73,329			55,896

Total liabilities and stockholders’ equity	$1,326,616			$1,120,047

Net interest income		$26,841			$22,376

Net interest spread			2.54%			2.55%

Net interest margin			2.94%			2.90%

Ratio of average interest earning assets to average interest-bearing liabilities	109.88%			110.00%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis of Changes of Interest Income/Interest Expense
For the nine months ended September 30, 2007

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2007 vs. 2006
	(Dollars in Thousands)
INTEREST INCOME
Federal funds sold	$(110)	$32	$(142)
Interest-bearing deposits at financial institutions	72	39	33
Investment securities (2)	1,666	1,039	627
Gross loans/leases receivable (3)	12,058	2,433	9,625

Total change in interest income	$13,686	$3,543	$10,143

INTEREST EXPENSE
Interest-bearing demand deposits	$2,010	$921	$1,089
Savings deposits	(43)	(19)	(24)
Time deposits	3,296	1,735	1,561
Short-term borrowings	1,760	539	1,221
Federal Home Loan Bank advances	1,322	416	906
Junior subordinated debentures	138	45	93
Other borrowings	738	17	721

Total change in interest expense	$9,221	$3,654	$5,567

Total change in net interest income	$4,465	$(111)	$4,576

(1)	The column “increase/decrease from prior period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
CRITICAL ACCOUNTING POLICY
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan/lease losses. The Company’s allowance for loan/lease loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan/lease loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/lease, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for loan/lease losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance for loan/lease losses. Although management believes the levels of the allowance as of both September 30, 2007 and December 31, 2006 were adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
Interest income increased by $3.7 million to $22.1 million for the three-month period ended September 30, 2007 when compared to $18.4 million for the quarter ended September 30, 2006. The 20% increase in interest income was attributable to greater average outstanding balances in interest earning assets, principally with respect to loans/leases receivable, in combination with an improved aggregate asset yield. The Company’s average yield on interest earning assets was 7.07%, an increase of 36 basis points for the three months ended September 30, 2007 when compared to the same period in 2006.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Interest expense increased by $2.1 million from $10.7 million for the three-month period ended September 30, 2006, to $12.8 million for the three-month period ended September 30, 2007. The 20% increase in interest expense was due to greater average outstanding balances in interest-bearing liabilities, in combination with increased aggregate interest rates on interest-bearing liabilities, principally with respect to short-term borrowings in the subsidiary banks. The Company’s average cost of interest bearing liabilities was 4.45% for the three months ended September 30, 2007, which was an increase of 19 basis points when compared to the second quarter of 2006.
At September 30, 2007 and December 31, 2006, the Company had an allowance for estimated losses on loans/leases of 1.13% and 1.10% of gross loans/leases receivable, respectively. At September 30, 2006, the Company had an allowance for estimated losses on loans/leases of 1.11%. The provision for loan/lease losses increased by $308 thousand from $729 thousand for the three-month period ended September 30, 2006 to $1.0 million for the three-month period ended September 30, 2007. Management determined the appropriate monthly provision for loan/lease losses based upon a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. During the third quarter of 2007, net growth in the loan/lease portfolio of $37.2 million warranted a $420 thousand provision to the allowance for loan/lease losses, which was increased significantly by additional provisions of $580 thousand resulting from the establishment of specific reserves for a few commercial downgrades within the portfolios of the subsidiary banks totaling $275 thousand, and increased reserves of $305 thousand for a significant charge off at M2 Lease Funds. During the third quarter of 2006, net growth in the loan/lease portfolio of $75.9 million warranted a $840 thousand provision to the allowance for loan/lease losses, which was partially offset by provision reversals of $111 thousand resulting from upgrades within the portfolio. For the three months ended September 30, 2007, there were $793 thousand of commercial loan/lease charge-offs, and there were commercial recoveries of $53 thousand. The majority of the commercial loan/lease charge-off was a result of a $515 thousand charge-off on a lease receivable within the portfolio of M2 Lease Funds. Consumer loan/lease charge-offs and recoveries totaled $165 thousand and $80 thousand, respectively, during the quarter. Credit card loans accounted for 32% of the third quarter consumer loan/lease gross charge-offs. Residential real estate loans had no charge-offs and recoveries of $2 thousand for the three months ended September 30, 2007.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The following table sets forth the various categories of noninterest income for the three months ended September 30, 2007 and 2006.
Noninterest Income

	Three months ended
	September 30,
	2007	2006	% change
Credit card fees, net of processing costs	$442,643	$476,783	(7.16)%
Trust department fees	924,464	787,796	17.3%
Deposit service fees	706,271	478,299	47.7%
Gains on sales of loans, net	277,265	218,854	26.7%
Securities gains, net	0	71,013	—
Gains (losses) on sales of foreclosed assets	0	(100,000)	—
Gains on sales of other assets	435,791	0	—
Earnings on bank-owned life insurance	261,372	152,308	71.6%
Investment advisory and management fees	369,239	285,635	29.3%
Other	441,445	371,634	18.5%

Total noninterest income	$3,858,490	$2,742,322	41.0%

Analysis concerning changes in noninterest income for the third quarter of 2007, when compared to the third quarter of 2006, is as follows:
•	Trust department fees increased $137 thousand. This increase was due to both the continued development of existing trust relationships with a resulting growth in managed assets and the addition of new trust customers with a resulting growth in the number of accounts throughout the past twelve months.

•	Deposit service fees increased $228 thousand. This increase was primarily a result of an increase in NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts at the Company’s subsidiary banks. The quarterly average balance of the Company’s consolidated demand deposits at September 30, 2007 increased $33.2 million, or 12%, from September 30, 2006. Service charges and NSF charges related to the Company’s demand deposit accounts were the main components of deposit service fees.

•	Gains on sales of loans, net, increased $58 thousand. Loans originated for sale during the third quarter of 2007 were $26.7 million and during the third quarter of 2006 were $20.3 million. Proceeds on the sales of loans during the third quarters of 2007 and 2006 were $28.5 million and $22.7 million, respectively.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
•	On July 11, 2007, the Company announced the sale of its 20% interest in Nobel to TriSource Solutions, LLC (“TriSource”). The consideration received by the Company in the sale was $500 thousand in cash and a 2.25% ownership interest in TriSource, resulting in a net gain on sale of investment of $436 thousand.

•	Earnings on bank-owned life insurance (BOLI) increased by $109 thousand. Over the past 9 months, the subsidiary banks have purchased additional BOLI for key executives increasing the level of insurance $9.1 million.

•	Investment advisory and management fees increased $84 thousand. This increase was due to both the continued development of existing customers and the addition of new customers with a resulting growth in the number and value of accounts throughout the past three months.

•	Other noninterest income increased $69 thousand, as the result of modest increases in several areas. Other noninterest income in each quarter consists primarily of income from affiliated companies, earnings on other assets, Visa check card fees, gain on disposal of leased assets and ATM fees.
The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2007 and 2006.
Noninterest Expenses

	Three months ended
	September 30,
	2007	2006	% change
Salaries and employee benefits	$6,154,660	$5,510,926	11.7%
Professional and data processing fees	888,753	879,938	1.0%
Advertising and marketing	322,632	389,812	(17.2)%
Occupancy and equipment expense	1,297,634	1,304,567	(0.5)%
Stationery and supplies	158,709	159,758	(0.7)%
Postage and telephone	262,664	241,867	8.6%
Bank service charges	145,364	151,369	(4.0)%
FDIC and other insurance	295,138	161,381	82.9%
Other	350,210	207,960	68.4%

Total noninterest expenses	$9,875,764	$9,007,578	9.6%

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis concerning changes in noninterest expenses for the third quarter of 2007, when compared to the third quarter of 2006, is as follows:
•	Total salaries and benefits, which is the largest component of noninterest expenses, increased $644 thousand. The increase was primarily due to an increase in employees at the Company’s newest subsidiary banks which increased 14 full time equivalents (FTEs) from year-to-year, as a result of the Company’s continued expansion in those markets. Increases in salary and employee benefits expense at Rockford Bank & Trust and First Wisconsin Bank & Trust, in aggregate, contributed $273 thousand of the total year-to-year increase. Also, contributing to the increase was an increase of $102 thousand, in aggregate, for compensation programs for senior executives, such as stock appreciation rights (SARs), tax benefit rights (TBRs), and deferred compensation.
•	Advertising and marketing expense decreased $67 thousand. The Company invested $127 thousand and $221 thousand in advertising and marketing expense at Quad City Bank &Trust for the three months ended September 30, 2007 and 2006, respectively. This decrease was offset by increases in marketing at the Company’s newest subsidiary banks, Rockford Bank & Trust and First Wisconsin Bank & Trust, as investment in marketing increased $27 thousand when comparing the first nine months of 2007 to 2006. Investment in advertising and marketing tends to fluctuate as it is dependent on the need in the particular market as determined by management.

•	FDIC and other insurance expense increased 83% to $295 thousand. The $134 thousand increase was entirely the result of the Federal Deposit Insurance Corporation’s (FDIC’s) new premium pricing system and the assessment methodology for deposit insurance coverage now being applied to the subsidiary banks.
The provision for income taxes was $646 thousand for the three-month period ended September 30, 2007 compared to $125 thousand for the three-month period ended September 30, 2006 for an increase of $521 thousand. The increase was the result of an increase in income before income taxes of $1.6 million for the 2007 quarter when compared to the 2006 quarter. And, primarily due to an increase in the proportionate share of taxable income to total income from year to year, the Company experienced an increase in the effective tax rate from 18.13% for the third quarter of 2006 to 28.63% for the third quarter 2007. The Company’s adoption of FIN 48 resulted in no effect to the provision for income taxes for the third quarter of 2007.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
Interest income increased by $13.6 million to $63.1 million for the nine-month period ended September 30, 2007 when compared to $43.1 million for the like period in 2006. The 28% increase in interest income was attributable to greater average outstanding balances in interest earning assets, principally with respect to loans/leases receivable, in combination with an improved aggregate asset yield. The Company’s average yield on interest earning assets was 6.94%, an increase of 48 basis points for the nine months ended September 30, 2007 when compared to the same period in 2006.
Interest expense increased by $9.2 million from $27.4 million for the nine-month period ended September 30, 2006, to $36.6 million for the nine-month period ended September 30, 2007. The 34% increase in interest expense was equally due to aggregate increased interest rates and volumes in interest-bearing liabilities, principally with respect to customers’ time deposits and demand deposits in the subsidiary banks. The Company’s average cost of interest bearing liabilities was 4.40% for the six months ended September 30, 2007, which was an increase of 49 basis points when compared to the like period in 2006.
At September 30, 2007 and December 31, 2006, the Company had an allowance for estimated losses on loans/leases of 1.13% and 1.10% of gross loans/leases receivable, respectively. At September 30, 2006, the Company had an allowance for estimated losses on loans/leases of 1.11%. The provision for loan/lease losses increased by $644 thousand from $1.6 million for the nine-month period ended September 30, 2006 to $2.3 million for the nine-month period ended September 30, 2007. Management determined the appropriate monthly provision for loan/lease losses based upon a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. During the first nine months of 2007, net growth in the loan/lease portfolio of $92.2 million warranted a $1.1 million provision to the allowance for loan/lease losses, which was increased significantly by additional provisions of $1.2 million resulting from the establishment of specific reserves for a few commercial downgrades within the portfolios of Quad City Bank & Trust and Rockford Bank & Trust, and increased reserves for a significant charge off at M2 Lease Funds. During the first nine months of 2006, net growth in the loan/lease portfolio of $186.7 million warranted a $2.1 million provision to the allowance for loan/lease losses, which was partially offset by provision reversals of $442 thousand resulting from upgrades and downgrades within the portfolio. For the nine months ended September 30, 2007, there were $955 thousand of commercial loan/lease charge-offs, and there were commercial loan/lease recoveries of $215 thousand. The majority of this commercial loan/lease charge-off amount is attributable to a $515 thousand charge-off on a lease finance receivable within the M2 Lease Funds portfolio. Consumer loan/lease charge-offs and recoveries totaled $316 thousand and $76 thousand, respectively, during the period. Credit card loans accounted for 76% of the consumer gross loan/lease charge-offs during the first nine months of 2007. Residential real estate loans had $9 thousand of charge-offs and $4 thousand of recoveries for the nine months ended September 30, 2007.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The following table sets forth the various categories of noninterest income for the nine months ended September 30, 2007 and 2006.
Noninterest Income

	Nine months ended
	September 30,
	2007	2006	% change
Credit card fees, net of processing costs	$1,248,917	$1,464,233	(14.7)%
Trust department fees	2,783,795	2,310,737	20.5%
Deposit service fees	1,962,409	1,422,379	38.0%
Gains on sales of loans, net	965,680	711,857	35.7%
Securities gains (losses), net	0	(142,866)	—
Gains on sales of foreclosed assets	1,007	650,134	(99.9)%
Gains on sales of other assets	435,791	0	—
Earnings on bank-owned life insurance	661,355	565,316	17.0%
Investment advisory and management fees	1,134,362	949,573	19.5%
Other	1,391,746	1,203,774	15.5%

Total noninterest income	$10,585,062	$9,135,137	15.9%

Analysis concerning changes in noninterest income for the first nine months of 2007, when compared to the like period in 2006, is as follows:
•	Bancard’s credit card fees, net of processing costs, decreased $215 thousand for the first nine months of 2007 when compared to the like period of 2006. The majority of this decrease is an increase in net charge-offs. For the first nine months of 2007, Bancard incurred net charge offs totaling $224 thousand which is an increase of $157 thousand as compared to the first nine months of 2006. Additionally, the recovery of the remaining balance of an ISO-conversion reserve of $64 thousand in March 2006 accounted for approximately 30% of the year-to-year decline.

•	Trust department fees increased $473 thousand. This increase was due to both the continued development of existing trust relationships with a resulting growth in managed assets and the addition of new trust customers with a resulting growth in the number of accounts throughout the past twelve months.

•	Deposit service fees increased $540 thousand. This increase was primarily a result of an increase in NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts at the Company’s subsidiary banks. The nine-month average balance of the Company’s consolidated demand deposits at September 30, 2007 increased $42.3 million, or 16%, from September 30, 2006. Service charges and NSF charges related to the Company’s demand deposit accounts were the main components of deposit service fees.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
•	Gains on sales of loans, net, increased $254 thousand. Loans originated for sale during the first nine months of 2007 were $81.1 million and during the like period of 2006 were $63.8 million. Proceeds on the sales of loans during the first nine months of 2007 and 2006 were $83.8 million and $61.9 million, respectively.

•	During the second quarter of 2006, Quad City Bank & Trust completed the sale of a foreclosed asset, which resulted in a gain of $745 thousand.

•	On July 11, 2007, the Company announced the sale of its 20% interest in Nobel to TriSource Solutions, LLC (“TriSource”). The consideration received by the Company in the sale was $500 thousand in cash and a 2.25% ownership interest in TriSource, resulting in a net gain on sale of investment of $436 thousand.

•	Earnings on bank-owned life insurance (BOLI) increased by $96 thousand. Over the past 9 months, the subsidiary banks have purchased additional BOLI for key executives increasing the level of insurance $9.1 million.

•	Investment advisory and management fees increased $185 thousand. This increase was due to both the continued development of existing customers and the addition of new customers with a resulting growth in the number and value of accounts throughout the past three months.
The following table sets forth the various categories of noninterest expenses for the nine months ended September 30, 2007 and 2006.
Noninterest Expenses

	Nine months ended
	September 30,
	2007	2006	% change
Salaries and employee benefits	$17,626,748	$16,253,426	8.5%
Professional and data processing fees	2,781,970	2,439,191	14.1%
Advertising and marketing	944,109	1,016,661	(7.1)%
Occupancy and equipment expense	3,724,000	3,829,228	(2.8)%
Stationery and supplies	453,036	497,127	(8.9)%
Postage and telephone	769,433	715,108	7.6%
Bank service charges	429,062	429,844	(0.2)%
FDIC and other insurance	707,616	447,870	58.0%
Loss on disposals/sales of fixed assets	239,016	—	—
Other	990,903	254,776	288.9%

Total noninterest expenses	$28,665,893	$25,883,231	10.8%

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis concerning changes in noninterest expenses for the first nine months of 2007, when compared to the like period of 2006, is as follows:
•	Total salaries and benefits, which is the largest component of noninterest expenses, increased $1.4 million. The increase was primarily due to an increase in employees at the Company’s newest subsidiary banks which increased 14 full time equivalents (FTEs) from year-to-year, as a result of the Company’s continued expansion in those markets. Increases in salary and employee benefits expense at Rockford Bank & Trust and First Wisconsin Bank & Trust, in aggregate, contributed 80% of the total year-to-year increase.

•	Professional and data processing fees increased $343 thousand. The primary contributors to the year-to-year increase were increases in data processing fees at the subsidiary banks of $254 thousand and an increase of $101 thousand in audit/accounting fees at the parent Company level.
•	Occupancy and equipment expense decreased $105 thousand. The decrease was the net effect of two offsetting items. The first item was a $242 thousand increase, which proportionately reflects the Company’s investment in additional facilities at the subsidiary banks, in combination with the related costs associated with additional furniture, fixtures and equipment, such as depreciation, maintenance, utilities, and property taxes. The offsetting item was a $347 thousand elimination of rental expense, which resulted from the addition of Velie Plantation Holding Company as a consolidated subsidiary during the fourth quarter of 2006.

•	FDIC and other insurance expense increased 58% to $708 thousand. The $260 thousand increase was entirely the result of the Federal Deposit Insurance Corporation’s (FDIC’s) new premium pricing system and the assessment methodology for deposit insurance coverage now being applied to the subsidiary banks.

•	During the first quarter of 2007, Quad City Bank & Trust contributed two vacant lots to a developer to allow for the development of upscale retail space adjacent to its Five Points facility, which resulted in an aggregate write off of $239 thousand.
The provision for income taxes was $1.7 million for the nine-month period ended September 30, 2007 compared to $978 thousand for the nine-month period ended September 30, 2006 for an increase of $714 thousand, or 73%. The increase was the result of an increase in income before income taxes of $2.4 million, or 66%, for the 2007 period when compared to the 2006 period. Additionally, the Company experienced an increase in the effective tax rate from 26.6% for the first nine months of 2006 to 27.7% for the first nine months of 2007. The Company’s adoption of FIN 48 resulted in no effect to the provision for income taxes for the first nine months of 2007.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
FINANCIAL CONDITION
Total assets of the Company increased by $142.6 million, or 11%, to $1.41 billion at September 30, 2007 from $1.27 billion at December 31, 2006. The growth resulted primarily from the net increase in the loan/lease portfolio, funded by short-term and other borrowings.
Cash and due from banks decreased by $2.0 million, or 5%, to $40.5 million at September 30, 2007 from $42.5 million at December 31, 2006. Cash and due from banks represented both cash maintained at its subsidiary banks, as well as funds that the Company and its banks had deposited in other banks in the form of non-interest bearing demand deposits.
Federal funds sold are inter-bank funds with daily liquidity. At September 30, 2007, the subsidiary banks had $7.2 million invested in such funds. This amount increased by $4.9 million, or 208%, from $2.3 million at December 31, 2006. The increase was primarily the result of an increased demand for Federal funds purchased by Quad City Bank & Trust’s downstream correspondent banks.
Interest bearing deposits at financial institutions increased by $477 thousand, or 22%, to $2.6 million at September 30, 2007 from $2.1 million at December 31, 2006. Included in interest bearing deposits at financial institutions are demand accounts, money market accounts, and certificates of deposit. The majority of the increase occurred in the money market accounts at Cedar Rapids Bank & Trust.
Securities increased by $34.2 million, or 18%, to $228.9 million at September 30, 2007 from $194.8 million at December 31, 2006. The increase was the result of a number of transactions in the securities portfolio. For the first nine months of 2007, the Company purchased securities in the amount of $94.0 million which was offset by $61.3 million of maturities and calls of securities and paydowns of $436 thousand on mortgage-backed securities. Additionally, the fair value of securities classified as available for sale increased $1.8 million.
Total gross loans/leases receivable increased by $92.2 million, or 10%, to $1.05 billion at September 30, 2007 from $960.7 million at December 31, 2006. The increase was the result of originations, renewals, additional disbursements or purchases of $443.8 million of commercial business, consumer and real estate loans, less loan recoveries, net of charge-offs, of $985 thousand, and loan repayments or sales of loans of $350.8 million. During the nine months ended September 30, 2007, Quad City Bank & Trust contributed $190.2 million, or 43%, Cedar Rapids Bank & Trust contributed $122.2 million, or 28%, Rockford Bank & Trust contributed $50.5 million, or 11%, and First Wisconsin Bank & Trust contributed $15.4 million, or 4%, of the Company’s loan originations, renewals, additional disbursements or purchases. M2 Lease Funds contributed $65.4 million in lease originations during the first nine months of 2007. The mix of loan/lease types within the Company’s loan/lease portfolio at September 30, 2007 reflected 85% commercial, 8% residential real estate and 7% consumer loans. The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The allowance for estimated losses on loans/leases was $11.9 million at September 30, 2007 compared to $10.6 million at December 31, 2006, an increase of $1.3 million, or 12%. The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly utilizing the percentage allocation method. In addition, specific reviews were completed each month on all loans risk-rated as “criticized” credits. The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff, and reported to management and the board of directors.
Although management believes that the allowance for estimated losses on loans/leases at September 30, 2007 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks with the intention to improve the overall quality of the Company’s loan/lease portfolio.
Net charge-offs for the nine months ended September 30, 2006 were $73 thousand, and for the first nine months of 2007, there were net charge-offs of $985 thousand. One measure of the adequacy of the allowance for estimated losses on loans/leases is the ratio of the allowance to the gross loan/lease portfolio. The allowance for estimated losses on loans/leases as a percentage of gross loans/leases was 1.13% at September 30, 2007, 1.10% at December 31, 2006 and 1.11% at September 30, 2006.
At September 30, 2007 and December 31, 2006, total nonperforming assets were $10.4 million and $7.4 million, respectively. From December 31, 2006 through September 30, 2007, the Company experienced a $487 thousand increase in nonaccrual loans, as well as a $2.7 million increase in accruing loans past due 90 days, which was slightly offset by a decrease of $93 thousand in other real estate owned.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Nonaccrual loans were $7.0 million at September 30, 2007, and $6.5 million at December 31, 2006. The $487 thousand increase in nonaccrual loans was comprised of commerical loans of $141 thousand, consumer loans of $18 thousand, and residential real estate loans of $328 thousand. Eight lending relationships at the subsidiary banks, with an aggregate outstanding balance of $5.8 million, comprised 82% of the nonaccrual loans at September 30, 2007, with one relationship accounting for $3.9 million. The existence of a strong collateral position, a governmental guarantee, or an improved payment status on several of the nonperformers significantly reduces the Company’s exposure to loss. The subsidiary banks continue to work toward resolutions with all of these customers. Nonaccrual loans represented less than one percent of the Company’s held for investment loan/lease portfolio at September 30, 2007.
From December 31, 2006 to September 30, 2007, accruing loans past due 90 days or more increased from $755 thousand to $3.4 million. The majority of this increase was due to a single relationship at Rockford Bank & Trust that is still on full interest accrual but is more than 90-days past due. The customer has brought the interest current on these borrowings but the Company has not renewed the notes while closely monitoring the credit. Management believes that the borrowings are well collateralized and as a result the Company has not provided significant reserves for this relationship. Credit card loans comprised $48 thousand, or only 1%, of this balance at September 30, 2007. Within 30 days after quarter-end, approximately $484 thousand, or 14%, of the loans past due 90 days or more at September 30 had been brought current in their payments.
Premises and equipment decreased by $165 thousand, or less than 1%, to $32.4 million at September 30, 2007 from $32.5 million at December 31, 2006. During the first nine months of 2007, there were purchases of additional land, furniture, fixtures and equipment and leasehold improvements of $1.8 million, which were essentially offset by depreciation expense of $1.7 million. In the second quarter of 2007, Cedar Rapids Bank & Trust purchased a parcel of land for a future banking facility at a cost of $656 thousand. During the first quarter of 2007, Quad City Bank & Trust contributed two vacant lots carried at a book value of $239 thousand to allow a retail development to take place adjacent to its Five Points facility.
On August 26, 2005, Quad City Bank & Trust acquired 80% of the membership units of M2 Lease Funds. The purchase price of $5.0 million resulted in $3.2 million in goodwill. Based on an annual analysis last completed as of July 31, 2007, the Company believes that no goodwill impairment existed.
On February 20, 2007, the Company completed a series of transactions, which resulted in the acquisition of a Wisconsin bank charter and the addition of First Wisconsin Bank & Trust to the Company’s current family of community banks. Another result of this series of transactions was the addition to the Company’s balance sheet of an intangible asset of $888 thousand representing the purchase price of the bank charter. The charter has no defined life or expiration date, and as such, will not be amortized, but rather will be evaluated annually for impairment.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Accrued interest receivable on loans, securities and interest-bearing deposits with financial institutions increased by $1.3 million, or 19%, to $8.5 million at September 30, 2007 from $7.2 million at December 31, 2006. The increase was a reflection of the increase in both volumes of and rates on the Company’s interest-earning assets since the end of 2006.
Bank-owned life insurance (“BOLI”) increased by $9.8 million from $18.9 million at December 31, 2006 to $28.7 million at September 30, 2007. Banks may generally buy BOLI as a financing or cost recovery vehicle for pre-and post-retirement employee benefits. As the owners and beneficiaries of these policies, the banks monitor the associated risks, including diversification, lending-limit, concentration, interest rate risk, credit risk, and liquidity. Quarterly financial information on the insurance carriers is provided to the Company by its compensation-consulting firm. Benefit expense associated with both the SERPs and deferred compensation arrangements was $444 thousand and $235 thousand, respectively, for the first nine months of 2007. Earnings on BOLI, for the first nine months of 2007, totaled $661 thousand. Benefit expense associated with the SERPs and deferred compensation arrangements was $401 thousand and $207 thousand, respectively, for the first nine months of 2006. Earnings on BOLI, for the first six months of 2006, totaled $565 thousand.
Other assets increased by $2.4 million, or 13%, to $20.4 million at September 30, 2007 from $18.0 million at December 31, 2006 due primarily to increases in deferred tax assets and to purchases of additional Federal Home Loan Bank stock by the subsidiary banks. Other assets included $11.4 million of equity in Federal Reserve Bank and Federal Home Loan Bank stock, $3.6 million of deferred tax assets, $1.1 million in investments in unconsolidated companies, $701 thousand of prepaid Visa/Mastercard processing charges, $377 thousand of unamortized prepaid trust preferred securities offering expenses, and various prepaid expenses and other miscellaneous receivables.
Deposits increased by $20.0 million to $895.5 million at September 30, 2007 from $875.4 million at December 31, 2006. The increase resulted from a $12.5 million aggregate net increase in money market, savings, and total transaction accounts, in combination with a $27.3 million net increase in interest-bearing certificates of deposit. Offsetting this increase was a net decrease in brokered certificates of deposit of the subsidiary banks of $19.8 million.
Short-term borrowings increased $64.2 million, or 58%, from $111.7 million at December 31, 2006 to $175.9 million at September 30, 2007. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. Short-term borrowings were comprised of customer repurchase agreements of $83.3 million and $62.3 million at September 30, 2007 and December 31, 2006, respectively, as well as federal funds purchased from correspondent banks of $92.6 million at September 30, 2007 and $49.4 million at December 31, 2006.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Federal Home Loan Bank (“FHLB”) advances increased by $8.0 million, or 5%, to $159.9 million at September 30, 2007 from $151.9 million at December 31, 2006. The increase was due primarily to Quad City Bank & Trust’s additional utilization during the first nine months of 2007 of FHLB advances as an alternate funding source to customer deposits. As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits or other alternate funding sources.
Other borrowings increased $44.0 million from $3.7 million at December 31, 2006 to $47.7 million at September 30, 2007. In February 2007, $8.5 million in funds were drawn to partially provide the initial capitalization of First Wisconsin Bank & Trust. In April 2007, Quad City Bank & Trust and Cedar Rapids Bank & Trust together executed a master structured repurchase agreement with an upstream correspondent bank for $30.0 million. The fixed rate structured repurchase agreement carries a term of five years with a “no put” option for two years. The interest rate on the structure is capped at 4.60% and based on the 3 month LIBOR rate. The Company utilized U.S. government agency bonds to collateralize the structure. Quad City Bank & Trust carries a $20.0 million liability, and Cedar Rapids Bank & Trust carries a $10.0 million liability, as the result of this transaction. Additionally, Quad City Bank & Trust executed an additional $5.0 million fixed rate structured repurchase agreement with the same upstream correspondent bank. The fixed rate structured repurchase agreement carries a term of five years with a quarterly put option available after one year. The interest rate on the structure is fixed at 4.20%. The Company utilized U.S. government agency bonds to collateralize the structure.
Junior subordinated debentures remained at $36.1 million at September 30, 2007 as at December 31, 2006.
Other liabilities were $21.8 million at September 30, 2007, up $1.2 million, or 6%, from $20.6 million at December 31, 2006 due primarily to an increase in accrued interest payable on deposits and borrowings. Other liabilities were comprised of accrued but unpaid amounts for various products and services, and accrued but unpaid interest on deposits and borrowings. At September 30, 2007, the most significant components of other liabilities were $6.5 million of accrued expenses, $3.6 million of accounts payable for leases, $4.7 million of miscellaneous accounts payable, and $7.0 million of interest payable.
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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Common stock, at both September 30, 2007 and December 31, 2006, was $4.6 million. The slight increase of $32 thousand was the result of stock issued from the net exercise of stock options and stock purchased under the employee stock purchase plan.
Additional paid-in capital totaled $34.9 million at September 30, 2007, up $591 thousand from $34.3 million at December 31, 2006. The increase resulted from the proceeds received in excess of the $1.00 per share par value for the 31,519 shares of common stock issued as the result of the net exercise of stock options and stock purchased under the employee stock purchase plan, in combination with the recognition of stock-based compensation expense due to the application of the provisions of SFAS No. 123R.
Retained earnings increased by $3.2 million, or 10%, to $35.2 million at September 30, 2007 from $32.0 million at December 31, 2006. The increase reflected net income for the nine-month period, net of $804 thousand representing the quarterly dividends on the preferred shares at the stated rate of 8.0% and $183 thousand representing a dividend on the common shares at $0.04 per share declared in April.
Unrealized gains on securities available for sale, net of related income taxes, totaled $1.1 million at September 30, 2007 as compared to $28 thousand at December 31, 2006. The increase was attributable to increases during the period in fair value of the securities identified as available for sale.
LIQUIDITY
Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash provided by operating activities, consisting primarily of net funds received from the origination and subsequent sale of loans, was $6.9 million thousand for the nine months ended September 30, 2007 compared to $891 thousand net cash provided by operating activities, consisting primarily of net funds used for the origination and subsequent sale of loans, for the same period in 2006. Net cash used in investing activities, consisting principally of originations of loans to be held for investment and purchases of securities in both periods, was $144.4 million for the nine months ended September 30, 2007 and $203.2 million for the like period of 2006. Net cash provided by financing activities, consisting primarily of increased Federal Home Loan Bank advances taken by the subsidiary banks as well as increases in short-term and other borrowings, for the first nine months of 2007 was $135.6 million, and for the same period in 2006 was $194.3 million, consisting principally of increased deposit accounts at the subsidiary banks.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At September 30, 2007, the subsidiary banks had fifteen lines of credit totaling $119.5 million, of which $13.0 million was secured and $106.5 million was unsecured. At September 30, 2007, Quad City Bank & Trust had drawn $42.8 million of its available balance of $98.0 million, and Cedar Rapids Bank & Trust had drawn none of its available balance of $21.5 million. At December 31, 2006, the subsidiary banks had fourteen lines of credit totaling $104.5 million, of which $13.0 million was secured and $91.5 million was unsecured. At December 31, 2006, the subsidiary banks had not drawn on any of these available lines. In April 2006, a single 364-day revolving note for $15.0 million was written in substitution and replacement of two previously written notes, which were a 364-day revolving note for $10.0 million maturing on December 21, 2006 and a 3-year revolving note for $5.0 million maturing on December 30, 2007. At September 30, 2007, the replacement note carried a balance outstanding of $12.0 million. Interest is payable monthly at the federal funds rate plus 1.25% per annum, as defined in the credit agreement. As of September 30, 2007, the interest rate on the replacement note was 6.51%.
On April 26, 2007, the Company declared a common dividend of $0.04 per share, or $183 thousand, which was paid on July 6, 2007 to common stockholders of record on June 22, 2007. It is the Company’s intention to consider the payment of common dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth; however, it believes that operating results have reached a level that can sustain dividends to common stockholders as well.
On July 26, 2007, the Company declared a preferred dividend at the stated rate of 8%, or $268 thousand, which was paid to preferred stockholders of record on September 30, 2007. It is the Company’s intention to consider the payment of preferred dividends on a quarterly basis.
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
One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 200 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at June 30, 2007 demonstrated a 1.30% decrease in net interest income with a 200 basis point increase in interest rates, and a 0.20% increase in net interest income with a 200 basis point decrease in interest rates. Both simulations are within the board-established policy limits of a 10% decline in value.

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

Part I
Item 4
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.
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

Part II

PART II — OTHER INFORMATION — continued

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

Date November 9, 2007

/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date November 9, 2007

/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.
(Registrant)

Date November 9, 2007

Douglas M. Hultquist, President
Chief Executive Officer

Date November 9, 2007

Todd A. Gipple, Executive Vice President
Chief Financial Officer