Form 10-K
period 2007-12-31
QCR HOLDINGS INC
filed 2008-03-05
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
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
Common stock, $1.00 Par Value The NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Exchange Act:
Preferred Share Purchase Rights.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The Nasdaq Capital Market on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $72,660,623.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of February 27, 2008, the Registrant had outstanding 4,602,966 shares of common stock, $1.00 par value per share.
Documents incorporated by reference:
Part III of Form 10-K — Proxy statement for annual meeting of stockholders to be held in May 2008.

QCR HOLDINGS, INC. AND SUBSIDIARIES

QCR HOLDINGS, INC. AND SUBSIDIARIES
INDEX - Continued

Page
Number
Part IV

	Item 15.	Exhibits and Financial Statement Schedules	81-85

	Signatures		86-87

Appendix A			A1-A6

Appendix B			B1-B11

Subsidiaries
Consent of Independent Registered Public Accounting Firm
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

Part I
Item 1. Business
General. QCR Holdings, Inc. (the “Company”) is a multi-bank holding company headquartered in Moline, Illinois that was formed in February 1993 under the laws of the state of Delaware. The Company serves the Quad City, Cedar Rapids, Rockford and Milwaukee communities through the following four wholly-owned banking subsidiaries, which provide full-service commercial and consumer banking and trust and asset management services:
•	Quad City Bank and Trust Company (“Quad City Bank & Trust”), which is based in Bettendorf, Iowa and commenced operations in 1994,

•	Cedar Rapids Bank and Trust Company (“Cedar Rapids Bank & Trust”), which is based in Cedar Rapids, Iowa and commenced operations in 2001,

•	Rockford Bank and Trust Company (“Rockford Bank & Trust”), which is based in Rockford, Illinois and commenced operations in 2005, and

•	First Wisconsin Bank and Trust Company (“First Wisconsin Bank & Trust”), which is based in Brookfield, Wisconsin and commenced operations in 2007.
The Company also engages in merchant and cardholder credit card processing through its wholly-owned subsidiary, Quad City Bancard, Inc. (“Bancard”), based in Moline, Illinois, in direct financing lease contracts through its 80% equity investment in M2 Lease Funds, LLC (“M2 Lease Funds”), based in Brookfield, Wisconsin, and in real estate holdings through its 57% equity investment in Velie Plantation Holding Company, LLC (“Velie Plantation Holding Company”), based in Moline, Illinois.
Subsidiary Banks. Quad City Bank & Trust was capitalized on October 13, 1993 and commenced operations on January 7, 1994. Quad City Bank & Trust is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law. Quad City Bank & Trust provides full service commercial and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois. At December 31, 2007, Quad City Bank & Trust had total segment assets of $860.7 million. See Financial Statement Note 20 for additional business segment information.
Cedar Rapids Bank & Trust is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law. The Company commenced operations in Cedar Rapids in June 2001 operating as a branch of Quad City Bank & Trust. The Cedar Rapids branch operation then began functioning under the Cedar Rapids Bank & Trust charter in September 2001. Cedar Rapids Bank & Trust provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids, Iowa and adjacent communities through its two facilities, which were both completed in the summer of 2005. The headquarters for Cedar Rapids Bank & Trust is located in downtown Cedar Rapids, and its first branch location is located in northern Cedar Rapids. At December 31, 2007, Cedar Rapids Bank & Trust had total segment assets of $383.9 million. See Financial Statement Note 20 for additional business segment information.
The Company commenced operations in Rockford, Illinois in September 2004 operating as a branch of Quad City Bank & Trust, and that operation began functioning under the Rockford Bank & Trust charter in January 2005. Rockford Bank & Trust is an Illinois-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law. It provides full-service commercial and consumer banking to Rockford and adjacent communities through its original office located in downtown Rockford and its branch facility located on Guilford Road at Alpine Road in Rockford, which was completed in 2006. At December 31, 2007, Rockford Bank & Trust had total segment assets of $157.8 million. See Financial Statement Note 20 for additional business segment information.

On February 20, 2007, the Company purchased its fourth bank charter, First Wisconsin Bank & Trust. The Company commenced operations in the Milwaukee area in April 2006, operating initially as a loan production office/deposit production office of Rockford Bank & Trust, until June 2006, at which time such office became a branch of Rockford Bank & Trust. In October 2006, the Company announced that it had entered into a series of agreements providing for the acquisition of a Wisconsin-chartered bank and the subsequent move of the branch into the purchased charter. First Wisconsin Bank & Trust is a Wisconsin-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law. It provides full-service commercial and consumer banking to the Milwaukee, Wisconsin area and adjacent communities through its office located in Brookfield, Wisconsin. At December 31, 2007, First Wisconsin Bank & Trust had total segment assets of $70.7 million. See Financial Statement Note 20 for additional business segment information.
Operating Subsidiaries. Bancard was capitalized in April 1995 as a Delaware corporation that provides merchant and cardholder credit card processing services. Bancard provides credit card processing for merchants and cardholders of the Company’s four subsidiary banks and 128 agent banks. During 2007, Bancard processed in excess of 3.8 million merchant transactions with a dollar volume exceeding $387.7 million.
On August 26, 2005, Quad City Bank & Trust acquired 80% of the membership units of M2 Lease Funds. John Engelbrecht, the President and Chief Executive Officer of M2 Lease Funds, retained 20% of the membership units. M2 Lease Funds, which is based in Brookfield, Wisconsin, is engaged in the business of leasing machinery and equipment to commercial and industrial businesses under direct financing lease contracts. Quad City Bank & Trust’s acquisition of M2 Lease Funds resulted in goodwill of $3.4 million and minority interest, which at December 31, 2007, was $1.1 million. In accordance with the provisions of FAS Statement 142, goodwill is not being amortized, but is being evaluated annually for impairment. There was no impairment of goodwill in 2007.
Since 1998, the Company has held a 20% equity investment in Velie Plantation Holding Company. In 2006, the Company acquired an additional 37% of the membership units bringing its total investment to 57% in aggregate. Velie Plantation Holding Company is engaged in holding the real estate property known as the Velie Plantation Mansion in Moline, Illinois. Six additional investors in Velie Plantation Holding Company have retained 43% of the membership units. The acquisition of a majority of the membership units resulted in minority interest of $664 thousand at December 31, 2007.
Trust Preferred Subsidiaries. Following is a listing of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including pertinent information as of December 31, 2007 and 2006:

				Interest	Interest
				Rate as	Rate as
		Amount		of	of
Name	Date Issued	Issued	Interest Rate	12/31/07	12/31/06

QCR Holdings Statutory Trust II	February 2004	$12,372,000	6.93%*	6.93%	6.93%

QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	8.08%	8.31%

QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	7.04%	7.16%

QCR Holdings Statutory Trust V	February 2006	10,310,000	6.62%**	6.62%	6.62%

*	Rate is fixed until March 31, 2011, then becomes variable based on 3-month LIBOR plus 2.85%, reset quarterly.

**	Rate is fixed until April 7, 2011, then becomes variable based on 3-month LIBOR plus 1.55%, reset quarterly.
Securities issued by Trust II mature in thirty years, but are callable at par after seven years from issuance. Securities issued by Trust III, Trust IV, and Trust V mature in thirty years, but are callable at par after five years from issuance.

Other Ownership Interests. The Company invests its capital in stocks of financial institutions and mutual funds, as well as participates in loans with the subsidiary banks. In addition to its wholly-owned and majority-owned subsidiaries, the Company owns a 20% equity position in Nobel Real Estate Investors, LLC (“Nobel Real Estate”). In July 2007, the Company sold its 20% equity interest in Nobel Electronic Transfer, LLC (“Nobel”) to TriSource Solutions, LLC (“TriSource”) in exchange for $500 thousand in cash and a 2.25% equity interest in TriSource, which it continues to own. In June 2005, Cedar Rapids Bank & Trust entered into a joint venture as a 50% owner of Cedar Rapids Mortgage Company, LLC (“Cedar Rapids Mortgage Company”).
The Company and its subsidiaries collectively employed 350 full-time equivalents at December 31, 2007.
Business. The Company’s principal business consists of attracting deposits from the public and investing those deposits in loans and securities. The deposits of the subsidiary banks are insured to the maximum amount allowable by the FDIC. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits and borrowings. The Company’s operating results are affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, as described more fully in this Form 10-K. Its operating results also can be affected by merchant credit card fees, trust fees, deposit service charge fees, fees from the sale of residential real estate loans and other income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses, bank service charges, insurance, and other administrative expenses.
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
Quad City Bank & Trust’s current legal lending limit is approximately $11.1 million. As of December 31, 2007, commercial loans, including commercial real estate loans, made up approximately 82% of the loan portfolio, while residential mortgages and consumer loans each comprised approximately 9%.
Cedar Rapids Bank & Trust’s current legal lending limit is approximately $4.7 million. As of December 31, 2007, commercial loans, including commercial real estate loans, made up approximately 85% of the loan portfolio, while residential mortgages comprised approximately 8% and consumer loans comprised approximately 7%.
Rockford Bank & Trust’s current legal lending limit is approximately $3.2 million. As of December 31, 2007, commercial loans, including commercial real estate loans, made up approximately 86% of the loan portfolio, while residential mortgages comprised approximately 8% and consumer loans comprised approximately 6%.
First Wisconsin Bank & Trust’s current legal lending limit is approximately $1.9 million. As of December 31, 2007, commercial loans, including commercial real estate loans, made up approximately 84% of the loan portfolio, while residential mortgages comprised approximately 2% and consumer loans comprised approximately 14%.
As part of the loan monitoring activity at the four subsidiary banks, credit administration personnel interact closely with senior bank management. The Company has also instituted a separate loan review function to analyze credits of the subsidiary banks. Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of these situations.

As noted above, the subsidiary banks are active commercial lenders. The areas of emphasis include loans to wholesalers, manufacturers, building contractors, developers, business services companies and retailers. The banks provide a wide range of business loans, including lines of credit for working capital and operational purposes, and term loans for the acquisition of facilities, equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. In addition, the subsidiary banks often take personal guarantees to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. Some of the subsidiary banks’ commercial business loans have floating interest rates or reprice within one year. The banks also make commercial real estate loans. Collateral for these loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower.
The subsidiary banks sell the majority of their residential real estate loans in the secondary market. During the year ended December 31, 2007, the subsidiary banks originated $135.0 million of residential real estate loans and sold $103.6 million, or 77%, of these loans. During the year ended December 31, 2006, the subsidiary banks originated $134.3 million of residential real estate loans and sold $84.2 million, or 63%, of these loans. During the year ended December 31, 2005, the subsidiary banks originated $122.1 million of residential real estate loans and sold $99.6 million, or 82%, of these loans. Generally, the subsidiary banks’ residential mortgage loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell loans in the secondary market. The subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature in one to five years, and then retain these loans in their portfolios. The subsidiary banks’ residential real estate loan portfolios, net of loans held for sale, were approximately $78.0 million at December 31, 2007. Servicing rights are not presently retained on the loans sold in the secondary market.
The consumer lending departments of each bank provide many types of consumer loans including motor vehicle, home improvement, home equity, signature loans and small personal credit lines.
Competition. The Company currently operates in the highly competitive Quad City, Cedar Rapids, Rockford, and Milwaukee markets. Competitors include not only other commercial banks, credit unions, thrift institutions, and mutual funds, but also, insurance companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as the Company. Many of these unregulated competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services. Additionally, the Company competes in markets with a number of much larger financial institutions with substantially greater resources and larger lending limits. These competitive trends are likely to continue and may increase as a result of the continuing reduction on restrictions on the interstate operations of financial institutions. Under the Gramm-Leach-Bliley Act of 1999, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.
Appendices. The commercial banking business is a highly regulated business. See Appendix A for a summary of the federal and state statutes and regulations that are applicable to the Company and its subsidiaries. Supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of bank holding companies and banks.
See Appendix B for tables and schedules that show selected comparative statistical information relating to the business of the Company required to be presented pursuant to the securities laws, Consistent with the information presented in Form 10-K, results are presented for the fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003.
Internet Site, Securities Filings and Governance Documents. The Company maintains Internet sites for itself and its four banking subsidiaries. The Company makes available free of charge through these sites its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Also available are many of our corporate governance documents, including our Code of Conduct and Ethics Policy. The sites are www.qcrh.com, www.qcbt.com, www.crbt.com, www.rfrdbank.com, and www.firstwisconsinbank.com.

Item 1A. Risk Factors
In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:
Our business is concentrated in and dependent upon the continued growth and welfare of the Quad City, Cedar Rapids, Rockford and Milwaukee markets.
We operate primarily in the Quad City, Cedar Rapids, Rockford, and Milwaukee markets, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. We have developed a particularly strong presence in Bettendorf, Cedar Rapids and Davenport, Iowa and Moline and Rockford, Illinois and their surrounding communities. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.
We face intense competition in all phases of our business from other banks and financial institutions.
The banking and financial services businesses in all of our markets are highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial services providers. Many of these competitors are not subject to the same regulatory restrictions as we are. Many of our unregulated competitors compete across geographic boundaries and are able to provide customers with a feasible alternative to traditional banking services. Additionally, if the regulatory trend toward reducing restrictions on the interstate operations of financial institutions continues, we will continue to experience increased competition as a result.
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
While we have no current plans, we may expand into additional communities or attempt to strengthen our position in our current markets by undertaking additional de novo bank formations or branch openings. Based on our experience, we believe that it generally takes several years for new banking facilities to achieve overall profitability, due to the impact of organizational and overhead expenses and the start-up phase of generating loans and deposits. If we undertake additional branching and de novo bank and business formations, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.
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
The majority of our subsidiary banks’ loan/lease portfolios are invested in commercial loans/leases, and we focus on lending to small to medium-sized businesses. The size of the loans/leases we can offer to commercial customers is less than the size of the loans/leases that our competitors with larger lending limits can offer. This may limit our ability to establish relationships with the area’s largest businesses. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans/leases and tend to make loans/leases to larger businesses. Collateral for these loans/leases generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. In addition to commercial loans/leases and commercial real estate loans, our subsidiary banks are also active in residential mortgage and consumer lending.
Commercial and industrial loans/leases make up a large portion of our loan/lease portfolio.
Commercial and industrial loans/leases were $435.4 million, or approximately 39% of our total loan/lease portfolio, as of December 31, 2007. Our commercial loans/leases are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans/leases and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans/leases may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.
Our loan/lease portfolio has a significant concentration of commercial real estate loans, which involve risks specific to real estate value.
Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were $499.5 million, or approximately 45% of our total loan/lease portfolio, as of December 31, 2007. Our commercial real estate loans increased by approximately 43% from their levels at December 31, 2006. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.
If the problems that have occurred in residential real estate and mortgage markets throughout much of the United States were to spread to the commercial real estate market, particularly within one or more of our markets, the value of collateral securing our commercial real estate loans could decline. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results, financial condition and/or capital. We generally have not experienced a downturn in credit performance by our commercial real estate loan customers, but in light of the uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience any deterioration in such performance.

Our allowance for loan/lease losses may prove to be insufficient to absorb potential losses in our loan/lease portfolio.
We established our allowance for loan/lease losses in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio. The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2007, our allowance for loan/lease losses as a percentage of total gross loans/leases was 1.09% and as a percentage of total non-performing loans/leases was approximately 161%. Although management believes that the allowance for loan/lease losses is adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance for loan/lease losses will prove sufficient to cover actual loan/lease losses in the future. Loan/lease losses in excess of our reserves may adversely affect our business, financial condition and results of operations. Additional information regarding our allowance for loan/lease losses and the methodology we use to determine an appropriate level of reserves is located in the “Management’s Discussion and Analysis” section included under Item 7 of Part II of this Form 10-K.
Our Bancard operation faces other risks.
Bancard, our credit card processing subsidiary, is subject to certain risks, which could have a negative impact on its operations. These risks primarily are competition, credit risks and the possibility that merchants’ willingness to accept credit cards will decline. Many of Bancard’s competitors have greater financial, technological, marketing and personnel resources than Bancard and there can be no assurance that Bancard will be able to compete effectively with such entities.
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
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to enabling us to better serve our customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.
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
In addition, there have been a number of legislative and regulatory proposals that have arisen in the wake of the recent troubles in the credit markets in the United State that would have an impact on the operation of bank holding companies and their bank and non-bank subsidiaries. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on us.
Failure to pay interest on our debt or dividends on our preferred stock may adversely impact our ability to pay common stock dividends.
As of December 31, 2007, we had $36.1 million of junior subordinated debentures held by four business trusts that we control. Interest payments on the debentures, which totaled $2.6 million for 2007, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. As of December 31, 2007, the Company had 568 shares of non-cumulative perpetual preferred stock issued and outstanding. Although the preferred shares will accrue no dividends, dividends will be payable on the preferred shares if declared, but no dividends may be declared on the Company’s common stock unless and until dividends have been declared on the outstanding shares. Deferral, of either interest payments on the debentures or preferred dividends on the preferred shares, could cause a subsequent decline in the market price of our common stock because the Company would not be able to pay dividends on its common stock.
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
Item 1B. Unresolved Staff Comments
There are no unresolved staff comments.

Item 2. Properties
The following table is a listing of the Company’s operating facilities for its subsidiary banks:

	Facility
	Square	Facility Owned or
Facility Address	Footage	Leased

Quad City Bank & Trust

2118 Middle Road in Bettendorf, IA	6,700	Owned
4500 Brady Street in Davenport, IA	36,000	Owned
3551 7th Street in Moline, IL	30,000	Owned *
5515 Utica Ridge Road in Davenport, IA	6,000	Leased
1700 Division Street in Davenport, IA	12,000	Owned

Cedar Rapids Bank & Trust

400 1st Avenue NE, Suite 100 in Cedar Rapids, IA	36,000	Owned
5400 Council Street in Cedar Rapids, IA	5,900	Owned

Rockford Bank & Trust

127 North Wyman Street in Rockford, IL	7,800	Leased
4571 Guilford Road in Rockford, IL	20,000	Owned

First Wisconsin Bank & Trust

175 North Patrick Boulevard in Brookfield, WI	2,100	Leased

*	The building is owned by Velie Plantation Holding Company, in which the Company has a 57% interest.
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
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to the stockholders of the Company for a vote during the fourth quarter of the fiscal year ended December 31, 2007.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. The common stock, par value $1.00 per share, of the Company is listed on The Nasdaq Capital Market under the symbol “QCRH”. The stock began trading on October 6, 1993. As of December 31, 2007, there were 4,597,744 shares of common stock outstanding held by approximately 2,600 holders of record. The following table sets forth the high and low sales prices of the common stock, as reported by The Nasdaq Capital Market, for the periods indicated.

	2007		2006		2005
	sales price		sales price		sales price
	High	Low	High	Low	High	Low
First quarter	$17.900	$15.280	$19.660	$17.440	$22.000	$20.000
Second quarter	17.750	15.150	19.950	16.250	22.060	19.830
Third quarter	16.430	13.760	18.169	16.210	22.750	20.500
Fourth quarter	16.000	14.250	18.860	16.772	20.500	17.920
Dividends. On April 26, 2007, the Company declared a cash dividend of $0.04 per share, or $183 thousand, which was paid on July 6, 2007, to stockholders of record as of June 22, 2007. On October 25, 2007, the Company declared a cash dividend of $0.04 per share, or $184 thousand, which was paid on January 7, 2008, to stockholders of record as of December 21, 2007. In the future, it is the Company’s intention to continue to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, but believes that operating results have reached a level that can sustain dividends to stockholders as well.
The Company is heavily dependent on dividend payments from its subsidiary banks to make dividend payments on the Company’s preferred and common stock. Under applicable state laws, the banks are restricted as to the maximum amount of dividends that they may pay on their common stock. Iowa, Illinois and Wisconsin law provide that state-chartered banks in those states may not pay dividends in excess of their undivided profits. Before declaring its first dividend, Rockford Bank & Trust, as a de novo institution, is required by Illinois law to carry at least one-tenth of its net profits since the issuance of its charter to its surplus until its surplus is equal to its capital. In addition, First Wisconsin Bank & Trust may not pay dividends until after the year 2009 and only then if two consecutive satisfactory composite CAMELS ratings have been obtained, unless the prior approval of the Federal Reserve Bank of Chicago is obtained.
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
The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in four private placements. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. During the fourth quarters of 2006 and 2007, the Company issued shares of non-cumulative perpetual preferred stock. Also, under the terms of this preferred stock, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.
Purchase of Equity Securities by the Company. The Company did not repurchase any of its common stock during the fourth quarter of 2007.

Stockholder Return Performance Graph. The following graph indicates, for the period commencing December 31, 2002, a comparison of cumulative total returns for QCR Holdings, Inc., the Nasdaq Composite Index and the SNL Bank NASDAQ Index prepared by SNL Securities, Charlottesville, Virginia. The graph was prepared at the Company’s request by SNL Securities.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

QCR Holdings, Inc.	$100.00	$166.47	$188.04	$177.10	$159.48	$129.35
NASDAQ Composite Index	$100.00	$150.01	$162.89	$165.13	$180.85	$198.60
SNL Bank NASDAQ Index	$100.00	$129.08	$147.94	$143.43	$161.02	$126.42
Item 6. Selected Financial Data
The following “Selected Consolidated Financial Data” of the Company is derived in part from, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto. See Item 8 “Financial Statements.” Results for past periods are not necessarily indicative of results to be expected for any future period.

SELECTED CONSOLIDATED FINANCIAL DATA
(dollars in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Statement of Income Data:
Interest income	$85,725	$68,803	$48,688	$38,017	$33,378
Interest expense	49,356	38,907	21,281	13,325	11,950
Net interest income	36,369	29,896	27,407	24,692	21,428
Provision for loan/lease losses	2,864	3,284	877	1,372	3,405
Non-interest income	14,093	11,983	10,073	8,682	11,168
Non-interest expenses	39,037	34,669	29,433	24,281	21,035
Pre-tax net income	8,561	3,926	7,170	7,721	8,156
Income tax expense	2,396	858	2,282	2,504	2,695
Minority interest in income of consolidated subsidiaries	388	266	78	—	—
Net income	5,777	2,802	4,810	5,217	5,461

Per Common Share Data:
Net income-basic	$1.03	$0.57	$1.06	$1.23	$1.31
Net income-diluted	1.02	0.57	1.04	1.20	1.28
Cash dividends declared	0.08	0.08	0.08	0.08	0.07
Dividend payout ratio	7.77%	14.04%	7.55%	6.50	% 5.34%

Balance Sheet:
Total assets	$1,476,564	$1,271,675	$1,042,614	$870,084	$710,040
Securities	235,905	194,774	182,365	149,561	128,843
Loans/leases	1,106,900	960,747	756,254	648,351	522,471
Allowance for estimated losses on loans/leases	12,024	10,612	8,884	9,262	8,643
Deposits	929,427	875,447	698,504	588,016	511,652
Stockholders’ equity:
Preferred	20,158	12,884	—	—	—
Common	65,908	57,999	54,467	50,774	41,823

Key Ratios:
Return on average assets	0.43%	0.24%	0.51%	0.65	% 0.83%
Return on average common equity	9.31	5.02	9.14	11.89	13.93
Return on average total equity	7.70	4.85	9.14	11.89	13.93
Net interest margin (TEY) (1)	2.97	2.87	3.25	3.41	3.55
Efficiency ratio (2)	77.36	82.78	78.53	72.75	64.53
Nonperforming assets to total assets	0.51	0.58	0.36	1.23	0.70
Allowance for estimated losses on loans/leases to total loans/leases	1.09	1.10	1.17	1.43	1.65
Net charge-offs to average loans/leases	0.14	0.18	0.25	0.13	0.34
Average total stockholders’ equity to average assets	5.55	5.01	5.63	5.49	5.94

(1)	Interest earned and yields on nontaxable investments are determined on a tax equivalent basis using a 34% tax rate.

(2)	Non-interest expenses divided by the sum of net interest income before provision for loan/lease losses and non-interest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides additional information regarding our operations for the twelve-month periods ending December 31, 2007, 2006, and 2005, and our financial condition at December 31, 2007 and 2006. This discussion should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.
Overview
The Company was formed in February 1993 for the purpose of organizing Quad City Bank & Trust. Over the past fifteen years, the Company has grown to include three additional banking subsidiaries and a number of nonbanking subsidiaries. As of December 31, 2007, the Company had $1.48 billion in consolidated assets.
The Company reported earnings of $5.8 million, or $1.03 basic earnings per share, for 2007, compared to $2.8 million, or $0.57 basic earnings per share, for 2006, and $4.8 million, or $1.06 basic earnings per share, for 2005. During 2007, the Company experienced steady and profitable growth including a combined increase in net interest income and other non-interest income of $8.6 million, or 20%, as compared to 2006. The largest contributor to this significant improvement in earnings was an increase in net interest income of $6.5 million, or 22%, from the previous year. Additionally, non-interest income increased $2.1 million, or 18%, which was largely attributable to increases in trust fees, deposit service charges, and investment advisory fees. Additionally, the Company more effectively managed expenses as evidenced by an improvement in the efficiency ratio from 82.78% in 2006 to 77.36% in 2007.
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
As noted above, net interest income increased $6.5 million, or 22%, to $36.4 million for 2007, from $29.9 million for 2006. For 2007, average earning assets increased by $183.1 million, or 17%, and average interest-bearing liabilities increased by $164.9 million, or 17%, when compared with average balances for 2006. A comparison of yields, spreads and margins from 2007 to 2006 shows the following:
•	The average yield on interest-earning assets increased 40 basis points to 6.95%.

•	The average cost of interest-bearing liabilities increased 34 basis points to 4.38%.

•	The net interest spread improved 6 basis points from 2.51% to 2.57%.

•	The net interest margin improved 10 basis points from 2.87% to 2.97%.
The Company’s management closely monitors and manages net interest margin. From a profitability standpoint, an important challenge for the Company’s subsidiary banks is the improvement of their net interest margins. Management continually addresses this issue with the use of alternative funding sources and pricing strategies.
The Company’s operating results are also affected by sources of non-interest income, including merchant credit card fees, trust fees, deposit service charge fees, gains from the sales of residential real estate loans and other income. The Company’s operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. The majority of the subsidiary banks’ loan portfolios are invested in commercial loans. Deposits from commercial customers represent a significant funding source, as well.
Trust department income continues to be a significant contributor to non-interest income. During 2007, trust department fees contributed $3.7 million. During 2006, trust department fees totaled $3.0 million. Trust department fees contributed $2.8 million to our non-interest income during 2005. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. Assets under administration at December 31, 2007 increased $296.5 million during the year to $1.19 billion, resulting primarily from the development of existing relationships and the addition of new trust relationships. Assets under administration at December 31, 2006 were $894.1 million, which was an increase of $82.9 million from December 31, 2005, when assets totaled $811.2 million.
The Company’s operating results were also affected by non-interest expenses, which include employee compensation and benefits, occupancy and equipment expense, and other administrative expenses. The Company has continued to add facilities and employees to accommodate both our historical growth and anticipated future growth. As such, overhead expenses have had a significant impact on earnings. This trend is likely to continue as the Company and our four banks continue to add the facilities and resources necessary to attract and serve additional customers.
Critical Accounting Policy
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan/lease losses. The Company’s allowance for loan/lease loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan/lease loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, governmental guarantees, payment status, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the economic health of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan/lease portfolio, it enhances its methodology accordingly. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for loan/lease losses if its assessment of the above factors were different. The discussion regarding the Company’s allowance for loan/lease losses should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled ”Financial Condition – Allowance for Loan/Lease Losses.” Although management believes the levels of the allowance as of December 31, 2007, 2006, and 2005 were adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
Results of Operations
2007 compared with 2006
Overview. Net income for 2007 was $5.8 million compared to net income of $2.8 million for 2006 for an increase of $3.0 million, or 107%. Basic earnings per share for 2007 were $1.03 compared to $0.57 for 2006. The increase in net income was comprised of an increase in net interest income after provision for loan losses of $6.9 million in combination with an increase in aggregate non-interest income of $2.1 million, offset by an increase in non-interest expenses of $4.4 million. The primary factor which contributed to the improvement in net income from 2006 to 2007 was the increase in net interest margin from 2.87% to 2.97% coupled with the growth in average earning assets and liabilities of 17%.
Interest income. Interest income grew $16.9 million from $68.8 million for 2006 to $85.7 million for 2007. The 25% increase in interest income was attributable to greater average outstanding balances in interest-earning assets, principally loans receivable, in combination with an improved aggregate asset yield. The average yield on interest earning assets for 2007 was 6.95% compared to 6.55% for 2006.

Interest expense. Interest expense increased by $10.5 million, from $38.9 million for 2006 to $49.4 million for 2007. The 27% increase in interest expense was primarily attributable to an aggregate increase in interest rates, in combination with greater average outstanding balances in interest-bearing liabilities, primarily customer deposits. The average cost on interest bearing liabilities was 4.38% for 2007 compared to 4.04% for 2006.
Provision for loan/lease losses. The provision for loan/lease losses is established based on a number of factors, including the Company’s historical loss experience, delinquencies and charge-off trends, the local and national economy and the risk associated with the loans/leases in the portfolio as described in more detail in the “Critical Accounting Policy” section. The Company had an allowance for estimated losses on loans/leases of approximately 1.09% of total gross loans/leases at December 31, 2007, compared to approximately 1.10% of total gross loans at December 31, 2006, and 1.17% at December 31, 2005. The provision for loan/lease losses decreased slightly to $2.9 million for 2007, compared to $3.3 million for 2006. During both periods, management made monthly provisions for loan/lease losses based upon a number of factors; principally the increase in loans/leases and a detailed analysis of the loan/lease portfolio. In 2007, the Company experienced $146.2 million of growth within the loan/lease portfolio which was the largest contributor to the $2.9 million of provision expense. During 2007, there were transfers totaling $496 thousand of loans to other real estate owned. For 2007, commercial and commercial real estate loans/leases had total charge-offs of $1.4 million, and there were $327 thousand of commercial recoveries. Consumer loan charge-offs and recoveries totaled $469 thousand and $92 thousand, respectively, for 2007. For 2007, credit cards accounted for 89% of the consumer loan net charge-offs. Residential real estate loans had $174 thousand of charge-offs and $173 thousand of recoveries during 2007. Net charge-offs to average loans/leases improved from 0.18% for 2006 to 0.14% for 2007. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality. Management continually focuses its efforts at the subsidiary banks to attempt to improve the overall quality of the Company’s loan/lease portfolio.
Non-interest income. The following table sets forth the various categories of non-interest income for the years ended December 31, 2007 and 2006.
Non-interest Income

	Years ended
	December 31,
	2007	2006	% change
Credit card fees, net of processing costs	$1,731,992	$1,947,984	(11.1)%
Trust department fees	3,743,120	3,049,440	22.7%
Deposit service fees	2,711,040	1,928,246	40.6%
Gains on sales of loans, net	1,219,800	991,536	23.0%
Securities losses, net	0	(142,866)	NA
Gains on sales of foreclosed assets	1,007	664,223	(99.8)%
Gains on sales of other assets	435,791	0	NA
Earnings on bank-owned life insurance	892,395	759,100	17.6%
Investment advisory and management fees	1,575,887	1,216,350	29.6%
Other	1,781,944	1,569,092	13.6%

Total non-interest income	$14,092,976	$11,983,105	17.6%

Analysis concerning changes in non-interest income for 2007, when compared to 2006, is as follows:
•	Bancard’s credit card fees, net of processing costs, decreased $216 thousand. The majority of this decrease was due to an increase in net charge-offs of $223 thousand from 2006 while its fees remained the same.

•	Trust department fees increased $694 thousand. This was the result of the continued development of existing trust relationships and the addition of new trust customers throughout the past twelve months. Total trust assets under administration were $1.19 billion at December 31, 2007 compared to $894.1 million at December 31, 2006.

•	Deposit service fees increased $783 thousand. This increase was primarily a result of an increase in NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts at the Company’s subsidiary banks.

•	Gains on sales of residential mortgage loans, net, increased $228 thousand. Loans originated for sale during 2007 were $104.0 million and during 2006 were $87.7 million. Proceeds on the sales of loans during 2007 and 2006 were $104.9 million and $85.2 million, respectively.

•	During 2007, the Company did not have any sales of securities. In March 2006, the Company recognized an impairment loss of $143 thousand on a mortgage-backed mutual fund investment held in Quad City Bank & Trust’s securities portfolio, and in April, incurred an additional loss of $71 thousand on the subsequent sale of that security. In July 2006, the losses were partially offset when the Company recognized a gain of $71 thousand on the partial redemption of class B common stock of Mastercard Incorporated held by Quad City Bank & Trust, as a member bank of Mastercard International Incorporated.

•	In 2007, the Company sold a foreclosed asset for a gain of $1 thousand. During 2006, a foreclosed asset, determined by litigation to be property of Quad City Bank & Trust, was sold at auction for a net gain of $650 thousand. During 2006, the Company realized an additional net gain of $14 thousand on the sale of three other foreclosed assets at Quad City Bank & Trust.

•	On July 11, 2007, the Company announced the sale of its 20% interest in Nobel to TriSource Solutions, LLC (“TriSource”). The consideration received by the Company in the sale was $500 thousand in cash and a 2.25% ownership in TriSource, resulting in a net gain on sale of investment of $436 thousand.

•	Earnings on the cash surrender value of life insurance increased $133 thousand. During the year ended December 31, 2007, the subsidiary banks purchased additional bank-owned life insurance (BOLI) on key executives, increasing the level of insurance by $10.0 million.

•	Investment advisory and management fees increased $360 thousand. This increase was due to both the continued development of existing customers and the addition of new customers with a resulting growth in the number and value of accounts during the year ended December 31, 2007.

•	Other non-interest income increased $213 thousand. Other non-interest income consisted primarily of income from affiliated companies, earnings on other assets, Visa check card fees, and ATM fees.

Non-interest expenses. The following table sets forth the various categories of non-interest expenses for the years ended December 31, 2007 and 2006.
Non-interest Expenses

	Years ended
	December 31,
	2007	2006	% change
Salaries and employee benefits	$24,086,588	$21,262,541	13.3%
Professional and data processing fees	3,877,117	3,192,326	21.5%
Advertising and marketing	1,356,420	1,367,545	(0.8)%
Occupancy and equipment expense	5,008,821	4,762,827	5.2%
Stationery and supplies	612,603	670,915	(8.7)%
Postage and telephone	1,020,503	961,394	6.1%
Bank service charges	579,923	583,687	(0.6)%
FDIC and other insurance	1,020,629	612,058	66.8%
Loss on disposals/sales of fixed assets	223,308	36,305	515.1%
Other	1,251,147	1,219,386	2.6%

Total non-interest expenses	$39,037,059	$34,668,984	12.6%

Analysis concerning changes in non-interest expenses for 2007, when compared to 2006, is as follows:
•	Salaries and benefits increased $2.8 million. The increase was primarily due to an increase in the number of full-time equivalent employees from 331 to 350 from year-to-year. Of the 19 new full-time equivalent employees, 13 were attributable to the Company’s continued expansion in its newest markets, Rockford and Milwaukee.

•	Professional and data processing fees increased $685 thousand. The primary contributors to the year-to-year increase were legal, consulting, and data processing fees incurred at the subsidiary banks.

•	Occupancy and equipment expense increased $246 thousand. The increase was the result of costs associated with additional furniture, fixtures and equipment, such as depreciation and repairs as well as increases in maintenance, utilities, and property taxes across the Company’s existing properties.

•	FDIC and other insurance expense increased $409 thousand from the prior year. The large majority of this increase was the result of the FDIC’s new premium pricing system and the assessment methodology for deposit insurance coverage now being applied to the subsidiary banks.

•	Loss on disposals/sales of fixed assets increased $187 thousand. During the first quarter of 2007, Quad City Bank & Trust contributed two vacant lots to a developer to allow for the development of upscale retail space adjacent to its Five Points facility, which resulted in an aggregate write-off of $239 thousand.
Income tax expense. The provision for income taxes was $2.4 million for the year ended December 31, 2007 compared to $858 thousand for the year ended December 31, 2006 for an increase of $1.5 million, or 179%. The increase was the result of an increase in income before income taxes of $4.6 million, or 118%, for 2007 when compared to 2006. Primarily due to an increase in the proportionate share of taxable income to total income from year to year, the Company experienced an increase in the effective tax rate from 21.8% for 2006 to 28.0% for 2007. The Company’s adoption of FIN 48 resulted in no effect to the provision of income taxes for 2007.

2006 compared with 2005
Overview. Net income for 2006 was $2.8 million compared to net income of $4.8 million for 2005 for a decrease of $2.0 million, or 42%. Basic earnings per share for 2006 were $0.57 compared to $1.06 for 2005. The decrease in net income was comprised of an increase in net interest income after provision for loan losses of $81 thousand in combination with an increase in aggregate non-interest income of $1.9 million and a decrease in federal and state income taxes of $1.4 million, offset by an increase in non-interest expenses of $5.2 million. Several factors contributed to the decline in net income from 2005 to 2006. Primary factors included a $2.4 million, or 274%, increase in the provision for loan/lease losses, an increase in salaries and employee benefits of 29%, or $4.8 million, and $2.0 million of pretax operating costs associated with the start-up of the new banking operation in Milwaukee.
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
Provision for loan/lease losses. The provision for loan/lease losses is established based on a number of factors, including the local and national economy and the risk associated with the loans/leases in the portfolio. The Company had an allowance for estimated losses on loans/leases of approximately 1.10% of total gross loans/leases at December 31, 2006, compared to approximately 1.17% of total gross loans at December 31, 2005.. The provision for loan/lease losses increased significantly to $3.3 million for 2006, compared to $877 thousand for 2005. During both periods, management made monthly provisions for loan/lease losses based upon a number of factors; principally the increase in loans/leases and a detailed analysis of the loan/lease portfolio. In 2006, along with more than $204 million of growth within the loan/lease portfolio, the Company experienced the write-off of a single credit relationship for $992 thousand. During 2006, the net growth in the loan/lease portfolio generated a provision expense of $2.3 million, and 31%, or $1.0 million of provision expense, was the result of adjustments to the allowance for estimated losses on loans/leases based on write-offs, payoffs, or restructures of credits within the Company’s portfolio. During 2005, the successful resolution of several large credits primarily in Quad City Bank & Trust’s loan/lease portfolio, through foreclosure, payoff, or restructuring, resulted in reductions to both provision expense and the level of allowance for loan/lease losses. During 2006, there were transfers totaling $130 thousand of loans to other real estate owned. For 2006, commercial loans/leases had total charge-offs of $1.4 million, of which $992 thousand, or 70%, resulted from a single customer relationship at Rockford Bank & Trust, and there were $262 thousand of commercial recoveries. Consumer loan charge-offs and recoveries totaled $460 thousand and $50 thousand, respectively, for 2006. For 2006, credit cards accounted for 27% of the consumer loan net charge-offs. Real estate loans had $45 thousand of charge-offs and $52 thousand of recovery activity during 2006. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality. Management continually focuses its efforts at the subsidiary banks to attempt to improve the overall quality of the Company’s loan/lease portfolio.

Non-interest income. The following table sets forth the various categories of non-interest income for the years ended December 31, 2006 and 2005.
Non-interest Income

	Years ended
	December 31,
	2006	2005	% change
Credit card fees, net of processing costs	$1,947,984	$1,782,452	9.3%
Trust department fees	3,049,440	2,818,832	8.2%
Deposit service fees	1,928,246	1,582,530	21.9%
Gains on sales of loans, net	991,536	1,254,242	(21.0)%
Securities gains/(losses), net	(142,866)	50	NA
Gains on sales of foreclosed assets	664,223	42,380	1467.3%
Earnings on bank-owned life insurance	759,100	656,005	15.7%
Investment advisory and management fees	1,216,350	691,800	75.8%
Other	1,569,092	1,244,212	26.1%

Total non-interest income	$11,983,105	$10,072,503	19.0%

Analysis concerning changes in non-interest income for 2006, when compared to 2005, is as follows:
•	Bancard’s credit card fees, net of processing costs, improved by $166 thousand. Increases during 2006 in Bancard’s cardholder processing operation provided essentially all of the improvement in credit card fees, net of processing costs. The year-to-year increase in local and agent bank merchant processing volumes and the subsequent increase in merchant processing fee income during 2006 was offset by aggregate reversals during 2005 of $134 thousand of specific allocations to the allowance for local merchant chargeback losses, and $118 thousand in recoveries during 2005 of prior period expenses.

•	Trust department fees increased $231 thousand. This was the result of the continued development of existing trust relationships and the addition of new trust customers throughout 2006. Total trust assets under administration were $894.1 million at December 31, 2006 compared to $811.2 million at December 31, 2005.

•	Deposit service fees increased $346 thousand. This increase was primarily a result of an increase in service fees collected on the demand deposit accounts in a unique program at Cedar Rapids Bank & Trust. The twelve-month average balance of the Company’s consolidated demand deposits at December 31, 2006 increased $85.6 million from December 31, 2005. Service charges and NSF (non-sufficient funds or overdraft) charges related to the Company’s demand deposit accounts were the main components of deposit service fees.

•	Gains on sales of loans, net, decreased $263 thousand. Loans originated for sale during 2006 were $87.7 million and during 2005 were $98.7 million. Proceeds on the sales of loans during 2006 and 2005 were $85.2 million and $100.8 million, respectively.

•	In March 2006, the Company recognized an impairment loss of $143 thousand on a mortgage-backed mutual fund investment held in Quad City Bank & Trust’s securities portfolio, and in April, incurred an additional loss of $71 thousand on the subsequent sale of that security. In July 2006, the losses were partially offset when the Company recognized a gain of $71 thousand on the partial redemption of class B common stock of Mastercard Incorporated held by Quad City Bank & Trust, as a member bank of Mastercard International Incorporated.

•	During 2006, a foreclosed asset, determined by litigation to be property of Quad City Bank & Trust, was sold at auction for a net gain of $650 thousand. During 2006, the Company realized an additional net gain of $14 thousand on the sale of three other foreclosed assets at Quad City Bank & Trust.

•	Earnings on the cash surrender value of life insurance increased $103 thousand. At December 31, 2006, levels of bank-owned life insurance (BOLI) on key executives at the subsidiary banks was $13.9 million at Quad City Bank & Trust, $4.2 million at Cedar Rapids Bank & Trust, and $825 thousand at Rockford Bank & Trust.

•	Investment advisory and management fees increased $525 thousand. Beginning January 1, 2006, the investment representatives at Quad City Bank & Trust, who had previously been employees of LPL Financial Services, were brought on as staff of the bank. As a result of this organizational change, fees are now reported gross rather than net of representative commissions, as in previous years. Approximately 70% of the year-to-year increase was due to this change. The balance of the increase was due to the increased volume of investment services provided by representatives of LPL Financial Services at the subsidiary banks, primarily at Quad City Bank & Trust.

•	Other non-interest income increased $325 thousand. During 2006, M2 Lease Funds had $93 thousand in gains on the disposal of leased assets, which contributed to other non-interest income. M2 Lease Funds was acquired during the third quarter of 2005. Other non-interest income in each period consisted primarily of income from affiliated companies, earnings on other assets, Visa check card fees, and ATM fees.
Non-interest expenses. The following table sets forth the various categories of non-interest expenses for the years ended December 31, 2006 and 2005.
Non-interest Expenses

	Years ended
	December 31,
	2006	2005	% change
Salaries and employee benefits	$21,262,541	$16,458,860	29.2%
Professional and data processing fees	3,192,326	2,865,064	11.4%
Advertising and marketing	1,367,545	1,221,039	12.0%
Occupancy and equipment expense	4,762,827	4,316,443	10.3%
Stationery and supplies	670,915	645,985	3.9%
Postage and telephone	961,394	842,779	14.1%
Bank service charges	583,687	516,537	13.0%
Insurance	612,058	594,282	3.0%
Loss on disposals/sales of fixed assets	36,305	332,283	(89.1)%
Other	1,219,386	1,639,876	(25.6)%

Total non-interest expenses	$34,668,984	$29,433,148	17.8%

Analysis concerning changes in non-interest expenses for 2006, when compared to 2005, is as follows:
•	Salaries and benefits increased $4.8 million. The increase was primarily due to an increase in the average number of employees from 286 full time equivalents (FTEs) to 329 from year-to-year, as a result of the Company’s continued expansion. Also, the Company experienced increases in the expense for several employee compensation programs, such as the SERPs, the deferred compensation program and stock-based compensation programs during 2006, primarily related to a combination of the application of the provisions of SFAS 123R and a senior officer’s planned retirement in 2009. As the result of a previously described organizational change at Quad City Bank & Trust, commissions for investment representatives, previously net from fees, are now included as a portion of salaries and benefits expense. The Company’s application of the provisions of SFAS 123R is described in detail in Note 1, Nature of Business and Significant Accounting Policies.

•	Professional and data processing fees increased $327 thousand. The primary contributors to the year-to-year increase were legal, consulting, and data processing fees incurred at the subsidiary banks.

•	Advertising and marketing expense increased $147 thousand. Cedar Rapids Bank & Trust and Rockford Bank & Trust, as the primary contributors, accounted for 84% of the increase.

•	Occupancy and equipment expense increased $446 thousand. The increase was a reflection of the Company’s investment during 2005 in five new subsidiary bank facilities, in combination with the related costs associated with additional furniture, fixtures and equipment, such as depreciation, maintenance, utilities, and property taxes. However, the year-to-year increase in occupancy and equipment expense was offset by a $344 thousand intercompany elimination of rental income earned by Velie Plantation Holding Company, which had not been a consolidated subsidiary of the Company at December 31, 2005.

•	Loss on disposals/sales of fixed assets decreased $296 thousand. During the third quarter of 2005, in conjunction with Cedar Rapids Bank & Trust’s move into their new main office facility, the Company took a one-time $332 thousand write-off of tenant improvements which had been made to the GreatAmerica Building, which had initially served as that subsidiary’s main office.

•	Other non-interest expense decreased $420 thousand. During 2005, Quad City Bank & Trust incurred $303 thousand of write-downs on the property value of other real estate owned (OREO) and $114 thousand of other expense incurred on OREO property. Also, during the third quarter of 2006, the subsidiary banks re-allocated $236 thousand of accrued non-interest expense into specific accrual categories, such as legal expense and marketing expense.
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
Financial Condition
Total assets of the Company increased by $204.9 million, or 16%, to $1.48 billion at December 31, 2007 from $1.27 billion at December 31, 2006. Total assets of the Company increased by $229.1 million, or 22%, to $1.27 billion at December 31, 2006 from $1.04 billion at December 31, 2005. This growth primarily resulted from an increase in the securities and loans/leases portfolio funded by deposits received from customers and by proceeds from Federal Home Loan Bank advances and other borrowings.
Investments. Securities increased by $41.1 million, or 21%, to $235.9 million at December 31, 2007 from $194.8 million at December 31, 2006. The net increase was the result of a number of transactions in the securities portfolio. The Company purchased additional securities, classified as available for sale, in the amount of $129.1 million, and there was an increase in unrealized gains on securities available for sale, before applicable income tax of $4.5 million. These increases were partially offset by paydowns of $562 thousand that were received on mortgage-backed securities, proceeds from calls, maturities and redemptions of $92.0 million, and the amortization of premiums, net of the accretion of discounts, of $93 thousand.
Securities increased by $12.4 million, or 7%, to $194.8 million at December 31, 2006 from $182.4 million at December 31, 2005. The net increase was the result of a number of transactions in the securities portfolio. The Company purchased additional securities, classified as available for sale, in the amount of $79.8 million, and there was an increase in unrealized gains on securities available for sale, before applicable income tax of $923 thousand. These increases were partially offset by paydowns of $706 thousand that were received on mortgage-backed securities, proceeds from calls and maturities of $62.4 million, proceeds from sales of $4.8 million, net losses of $143 thousand, and the amortization of premiums, net of the accretion of discounts, of $252 thousand.
As of December 31, 2007, there existed no security in the investment portfolio (other than U.S. Government and U.S. Government agency securities) that exceeded 10% of stockholders’ equity at that date.

Loans/leases. Total gross loans/leases receivable increased by $146.2 million, or 15%, to $1.11 billion at December 31, 2007 from $960.7 million at December 31, 2006. The increase was the result of the origination or purchase of $591.6 million of commercial business, consumer and real estate loans/leases, less loans transferred to other real estate owned (OREO) of $496 thousand, loan/lease charge-offs, net of recoveries, of $1.5 million and loan/lease repayments or sales of loans of $443.4 million.
At December 31, 2007, no one customer accounted for more than 10% of revenues or loans.
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
Allowance for Loan/Lease Losses. The allowance for estimated losses on loans/leases was $12.0 million at December 31, 2007 compared to $10.6 million at December 31, 2006, for an increase of $1.4 million, or 13%. The allowance for estimated losses on loans/leases was $10.6 million at December 31, 2006 compared to $8.9 million at December 31, 2005, for an increase of $1.7 million, or 19%. The adequacy of the allowance for estimated losses on loans/leases was determined by management based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions and other factors that, in management’s judgment, deserved evaluation in estimating loan/lease losses. To ensure that an adequate allowance was maintained, provisions were made based on the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all credits risk-rated less than “fair quality” and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans/leases was monitored by the credit administration staff, and reported to management and the board of directors.
Net charge-offs for the years ended December 31, 2007, 2006, and 2005, were $1.5 million, $1.6 million, and $1.7 million, respectively. One measure of the adequacy of the allowance for estimated losses on loans/leases is the ratio of the allowance to the total loan/lease portfolio. Provisions were made monthly to ensure that an adequate level was maintained. The allowance for estimated losses on loans/leases as a percentage of total gross loans/leases was 1.09% at December 31, 2007, 1.10% at December 31, 2006, and 1.17% at December 31, 2005.
Although management believes that the allowance for estimated losses on loans/leases at December 31, 2007 was at a level adequate to absorb probable losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company is focusing efforts at its subsidiary banks in an attempt to improve the overall quality of the Company’s loan/lease portfolio. Future events could at any time adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision.
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
Nonaccrual loans/leases were $6.5 million at December 31, 2007 which represented a slight decrease of $50 thousand when compared to December 31, 2006. Nonaccrual loans/leases comprised of $5.3 million of commercial and commercial real estate loans/leases, $878 thousand of real estate loans, and $276 thousand of consumer loans. Of the

$5.3 million of commercial and commercial real estate nonaccrual loans/leases, $4.2 million was a result of two large lending relationships (one at Quad City Bank & Trust, and the other at Rockford Bank & Trust). Nonaccrual loans at December 31, 2007 represented less than 1% of the Company’s held for investment loan portfolio. At December 31, 2007, 48% of the Company’s nonaccrual loans/leases were held in Quad City Bank & Trust’s portfolio, 33% were held in Rockford Bank & Trust’s portfolio, 17% were held in Cedar Rapids Bank & Trust’s portfolio, and 2% were held in M2 Lease Funds’ portfolio.
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
As of December 31, 2007, 2006, and 2005, past due loans of 30 days or more and still accruing amounted to $12.3 million, $8.2 million, and $8.7 million, respectively. Past due loans as a percentage of gross loans receivable were 1.1% at December 31, 2007, 0.9% at December 31, 2006, and 1.2 % at December 31, 2005.
Other Assets. Premises and equipment decreased by $256 thousand, or 1%, to $32.3 million at December 31, 2007 from $32.5 million at December 31, 2006. This slight decrease was a result of Company purchases of additional furniture, fixtures and equipment of $2.0 million offset by $2.3 million of depreciation expense. Additional information regarding the composition of this account and related accumulated depreciation is described in Note 5 to the consolidated financial statements.
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
Accrued interest receivable on loans, securities, and interest-bearing deposits at financial institutions increased by $804 thousand, or 11%, to $8.0 million at December 31, 2007 from $7.2 million at December 31, 2006. Accrued interest receivable on loans, securities, and interest-bearing deposits at financial institutions increased by $2.4 million, or 48%, to $7.2 million at December 31, 2006 from $4.8 million at December 31, 2005. Increases were due to a combination of greater average outstanding balances in interest-bearing assets, as well as increased average yields on interest-bearing assets.
Bank-owned life insurance (“BOLI”) increased by $10.0 million from $18.9 million at December 31, 2006 to $28.9 million at December 31, 2007. BOLI increased by $1.5 million from $17.4 million at December 31, 2005 to $18.9 million at December 31, 2006. Banks may generally buy BOLI as a financing or cost recovery vehicle for pre-and post-retirement employee benefits. During 2007, the subsidiary banks purchased additional BOLI in the amount of $9.1 million. These purchases combined with existing BOLI, resulted in each subsidiary bank holding investments in BOLI policies near the regulatory maximum of 25% of capital. As the owners and beneficiaries of these holdings, the banks monitor the associated risks, including diversification, lending-limit, concentration, interest rate risk, credit risk, and liquidity. Quarterly financial information on the insurance carriers is provided to the Company by its compensation-consulting firm. Benefit expense associated with the supplemental retirement benefits and deferred compensation arrangements was $595 thousand and $324 thousand, respectively, for 2007. Earnings on BOLI totaled

$892 thousand for 2007. Benefit expense associated with both the supplemental retirement benefits and deferred compensation arrangements was $533 thousand and $269 thousand, respectively, for 2006. Earnings on BOLI totaled $759 thousand for 2006.
Deposits. Deposits increased by $54.0 million, or 6%, to $929.4 million at December 31, 2007 from $875.4 million at December 31, 2006. The increase resulted from a $54.5 million net increase in non-interest bearing, NOW, money market and savings accounts combined with a $17.3 million net increase in interest-bearing certificates of deposit offset by a net decrease in brokered certificates of deposit of $17.8 million.
Deposits increased by $176.9 million, or 25%, to $875.4 million at December 31, 2006 from $698.5 million at December 31, 2005. The increase resulted from a $67.7 million net increase in non-interest bearing, NOW, money market and savings accounts combined with a $73.8 million net increase in interest-bearing certificates of deposit, and a net increase in brokered certificates of deposit of $35.4 million.
Short-term Borrowings. Short-term borrowings increased by $71.5 million, or 64%, from $111.7 million as of December 31, 2006 to $183.2 million as of December 31, 2007. Short-term borrowings increased by $4.2 million, or 4%, from $107.5 million as of December 31, 2005 to $111.7 million as of December 31, 2006. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. Short-term borrowings were comprised of customer repurchase agreements of $93.3 million, $62.3 million, and $54.7 million at December 31, 2007, 2006, and 2005, respectively, as well as Federal funds purchased from correspondent banks of $89.9 million at December 31, 2007, $49.4 million at December 31, 2006, and $52.8 million at December 31, 2005.
FHLB Advances and Other Borrowings. FHLB advances increased $16.9 million, or 11%, from $151.9 million as of December 31, 2006 to $168.8 million as of December 31, 2007. FHLB advances increased $21.9 million, or 17%, from $130.0 million as of December 31, 2005 to $151.9 million as of December 31, 2006. As of December 31, 2007, the subsidiary banks held $9.7 million of FHLB stock in aggregate. As a result of their memberships in the FHLB of Des Moines and Chicago, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. The subsidiary banks utilized FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provided a less costly source of funds than customer deposits.
Other borrowings increased significantly by $43.9 million from $3.8 million at December 31, 2006 to $47.7 million at December 31, 2007. The majority of the increase was a result of the Company entering into fixed rate structured wholesale repurchase agreement transactions in the amount of $40 million. These borrowings have five-year terms with various put options, and are collateralized by U.S. government agency bonds. Quad City Bank & Trust carries $30 million of the liability, and Cedar Rapids Bank & Trust carries $10 million of the liability, as the result of these transactions. Additional information regarding these transactions is described in Note 9 to the consolidated financial statements. The remaining increase was a result of activity on the line of credit at an upstream correspondent bank. Draws occurred throughout the year for the initial capitalization of First Wisconsin Bank & Trust, capital maintenance purposes at each of the subsidiaries, and for general corporate purposes. During the fourth quarter of 2007, with proceeds from the issuance of $7.5 million of non-cumulative perpetual preferred stock, the Company reduced the balance on the line of credit by $5.0 million.
Other borrowings decreased $7.0 million, or 65%, from $10.8 million at December 31, 2005 to $3.8 million at December 31, 2006. In February 2006, with proceeds from the issuance of the trust preferred securities of Trust V, the Company made a payment to reduce the balance on a line of credit at an upstream correspondent bank by $10.0 million. In March 2006, the Company drew an advance of $8.5 million, primarily to provide $3.0 million of additional capital to Quad City Bank & Trust and $4.5 million of additional capital to Cedar Rapids Bank & Trust for capital maintenance purposes at each of these subsidiaries. During the third quarter of 2006, the Company drew additional advances totaling $6.0 million, primarily to provide $3.2 million of additional capital to Quad City Bank & Trust and $1.5 million of additional capital to Rockford Bank & Trust for capital maintenance purposes at each of these subsidiaries. During the fourth quarter of 2006, with proceeds from the issuance $12.9 million of non-cumulative perpetual preferred stock, the Company reduced the balance on the line of credit by $12.5 million. In December 2006, the Company drew an additional $1.0 million for general corporate purposes.

Junior subordinated debentures remained at $36.1 million at December 31, 2007 as at December 31, 2006. Additional information regarding the composition of this account is described in Note 10 to the consolidated financial statements.
Junior subordinated debentures increased $10.3 million, or 40%, from $25.8 million at December 31, 2005 to $36.1 million at December 31, 2006. On February 4, 2006, the Company issued $10,000,000 of fixed/floating rate capital securities through a newly formed subsidiary, Trust V Trust V is a 100% owned non-consolidated subsidiary of the Company. Trust V used the proceeds from the sale of the trust preferred securities, along with the funds from its equity, to purchase junior subordinated debentures of the Company in the amount of $10.3 million.
Stockholders’ Equity. In the fourth quarter of 2007, the Company issued 300 shares of Series C Non-Cumulative Perpetual Preferred Stock at $25 thousand per share for a total of $7.5 million with a stated rate of 9.50%. The Preferred Shares will accrue no dividends, and dividends will be payable on the Preferred Shares only if declared. The capital raised was used to pay down the balance on the Company’s line of credit. Similarly, in the fourth quarter of 2006, the Company issued 268 shares of Series B Non-Cumulative Perpetual Preferred Stock at $50 thousand per share for a total of $12.9 million with a stated rate of 8.00%. The Preferred Shares will accrue no dividends, and dividends will be payable on the Preferred Shares only if declared. The capital raised was used to pay down the balance on the Company’s line of credit.
Common stock of $4.6 million as of December 31, 2007 increased by $37 thousand, or less than 1%, from December 31, 2006. The slight increase was the net result of stock issued from the net exercise of stock options and stock purchased under the employee stock purchase plan. Common stock of $4.5 million as of December 31, 2005 increased by $29 thousand, or less than 1%, to $4.6 million at December 31, 2006. The slight increase was the net result of stock issued from the net exercise of stock options and stock purchased under the employee stock purchase plan.
Additional paid-in capital increased to $42.3 million as of December 31, 2007 from $34.3 million as of December 31, 2006. The increase of $8.0 million, or 23%, resulted primarily from $7.2 million in proceeds received in excess of the $1.00 per share par value for the 300 shares of Preferred Stock issued. Additional paid-in capital increased to $34.3 million as of December 31, 2006 from $20.8 million at December 31, 2005. The increase of $13.5 million, or 65%, resulted primarily from $12.9 million in proceeds received in excess of the $1.00 per share par value for the 268 shares of Preferred Stock issued.
Retained earnings increased $4.3 million, or 13%, to $36.3 million at December 31, 2007 from $32.0 million at December 31, 2006. The increase reflected net income for the fiscal year reduced by a combination of $367 thousand in common dividends declared during 2007 and $1.0 million in preferred dividends declared during 2007. A cash dividend of $0.04 was paid in July 2007. And, in October 2007, the Company declared a cash dividend of $0.04 per share payable on January 7, 2008 to stockholders of record on December 21, 2007. The preferred dividends were declared and paid quarterly on the Series B Preferred Stock. Retained earnings increased by $2.3 million, or 8%, to $32.0 million at December 31, 2006 from $29.7 million at December 31, 2005. The increase reflected net income for the fiscal year reduced by a combination of $364 thousand in common dividends declared during 2006 and $164 thousand in preferred dividends declared in December 2006. A cash dividend of $0.04 was paid in July 2006. On October 26, 2006, the board of directors declared a cash dividend of $0.04 per share payable on January 5, 2007, to stockholders of record on December 22, 2006.
Accumulated other comprehensive income was $2.8 million as of December 31, 2007 compared to $28 thousand as of December 31, 2006. The increase was attributable to the increase during the period ion the fair value of the securities identified as available for sale, primarily as a result of declining interest rates in the latter half of 2007. Accumulated other comprehensive income was $28 thousand as of December 31, 2006 compared to a loss of $567 thousand as of December 31, 2005. The increase was attributable to the increase during the period in the fair value of the securities identified as available for sale, primarily as a result of a relatively modest decrease in market interest rates during 2006.

Liquidity and Capital Resources
Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $52.9 million at December 31, 2007, $47.0 million at December 31, 2006, and $44.7 million at December 31, 2005. The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, brokered certificates of deposits, lines of credit and loan participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.
The liquidity of the Company is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, comprised primarily of net income and net proceeds on the sale of loans, was $10.1 million for 2007 compared to net cash provided by operating activities, comprised predominately of the increase in other liabilities, of $7.2 million for 2006. Net cash provided by operating activities, comprised predominately of the increase in other liabilities, was $7.2 million for 2006 compared to net cash provided by operating activities, primarily net income and net proceeds on the sale of loans, of $9.6 million for 2005. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $204.1 million for 2007 and $222.9 million for 2006, comprised predominately of loan originations and the purchase of securities. Net cash used in investing activities, consisting principally of loan funding and the purchase of securities, was $222.9 million for 2006 and $127.7 million for 2005, comprised predominately of loan originations and the purchase of securities. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from borrowings, was $192.8 million for 2007 compared to $219.2 million, comprised predominately of growth in deposits and proceeds from Federal Home Loan Bank advances for 2006. Net cash provided by financing activities, consisting primarily of deposit growth and proceeds from Federal Home Loan Bank advances, was $219.2 million for 2006 compared to $135.7 million, comprised predominately of growth in deposits and proceeds from Federal Home Loan Bank advances for 2005.
At December 31, 2007, the subsidiary banks had fourteen lines of credit totaling $132.5 million, of which $11.0 million was secured and $121.5 million was unsecured. At December 31, 2007, the subsidiary banks used $41.0 million of these available lines. At December 31, 2007, the Company had a $25.0 million unsecured revolving credit note with a maturity date of April 4, 2008. At December 31, 2007, the note carried a balance outstanding of $7.0 million. Interest is payable monthly at the Federal Funds rate plus 1.25% per annum, as defined in the credit agreement. As of December 31, 2007, the interest rate on the note was 5.40%.
At December 31, 2006, the subsidiary banks had fourteen lines of credit totaling $104.5 million, of which $13.0 million was secured and $91.5 million was unsecured. At December 31, 2006, the subsidiary banks were not drawn on any of these available lines. At December 31, 2006, the Company had a $15.0 million unsecured revolving credit note with a maturity date of April 6, 2007.
In recent years, the Company has secured additional capital through various resources including approximately $36.1 million through the issuance of trust preferred securities and $20.4 million through the issuance of non-cumulative perpetual preferred stock. See Financial Statement Notes 10 and 1, for information on the issuance of trust preferred securities, and preferred stock respectively.
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
Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2007 and 2006, no amounts had been recorded as liabilities for the banks’ potential obligations under these guarantees.
As of December 31, 2007 and 2006, commitments to extend credit aggregated $479.1 million and $459.3 million, respectively. As of December 31, 2007 and 2006, standby letters of credit aggregated $15.2 million and $18.6 million, respectively. Management does not expect that all of these commitments will be funded.
The Company had also executed contracts for the sale of mortgage loans in the secondary market in the amount of $6.5 million and $6.2 million as of December 31, 2007 and 2006, respectively. These amounts were included in loans held for sale at the respective balance sheet dates.
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as, breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $45.0 million and $39.7 million of sold residential mortgage loans with recourse provisions still in effect at December 31, 2007 and December 31, 2006, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2007, 2006 or 2005. In the opinion of management, the risk of recourse to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.
Aside from cash on-hand and in-vault, the majority of the Company’s cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $14.0 million and $7.0 million as of December 31, 2007 and 2006, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.
In an arrangement with Goldman, Sachs and Company, certain subsidiary banks offer a cash management program for select customers. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund distributed by Goldman Sachs. At December 31, 2007 and December 31, 2006, the Company had $47.1 million and $23.5 million, respectively, of customer funds invested in this cash management program.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due by Period
Description and	(in thousands)
Financial Statement Note		One year			After 5
Reference	Total	Or less	1-3 years	4-5 years	years

Deposits without a stated maturity	$512,846	$512,846	$—	$—	$—
Certificates of deposits (6)	416,581	327,840	65,601	23,140	—
Short-term borrowings (7)	183,196	183,196	—	—	—
Federal Home Loan Bank advances (8)	168,815	15,100	22,300	50,750	80,665
Other borrowings (9)	47,690	7,690	—	—	40,000
Junior subordinated debentures (10)	36,085	—	—	—	36,085
Rental commitments (5)	4,507	694	1,411	1,109	1,293
Operating contracts	3,121	1,787	1,326	8	—

Total contractual cash obligations	$1,372,841	$1,049,153	$90,638	$75,007	$158,043

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had no purchase obligations at December 31, 2007. The Company’s operating contract obligations represent short and long-term lease payments for data processing equipment and services, software, and other equipment and professional services.
Impact of Inflation and Changing Prices
The consolidated financial statements and the accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

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
In December 2007, FASB Issued Statement No. 141 (revised 2007), Business Combinations. Statement No. 141R fundamentally changes the manner in which the entity will account for a business combination. This statement is effective for fiscal years beginning on or after December 15, 2008 and is predominantly prospective. The Company is currently evaluating the impact of the adoption of Statement No. 141R.
In December 2007, FASB issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements. Statement No. 160 changes the measurement, recognition and presentation of minority interests in consolidated subsidiaries (now referred to as noncontrolling interests). This statement is effective for fiscal years beginning on or after December 15, 2008 and is prospective for the change related to measurement and recognition and retrospective for the changes related to presentation. The Company is currently evaluating the impact of the adoption of Statement No. 160.
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
The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of this Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:
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
One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 200 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at December 31, 2007 demonstrated a 2.10% decrease in interest income with a 200 basis point increase in interest rates, and a 2.50% increase in interest income with a 200 basis point decrease in interest rates. Both simulations are within the board-established policy limits of a 10% decline in value.
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

Item 8. Financial Statements
QCR Holdings, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders QCR Holdings, Inc.
We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QCR Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2008 expressed an unqualified opinion on the effectiveness of QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting.
/s/ McGladrey & Pullen, LLP
Davenport, Iowa
March 4, 2008
McGladrey & Pullen, LLP is a member firm of RSM International –
an affiliation of separate and independent legal entities.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006

Assets
Cash and due from banks	$41,195,890	$42,502,770
Federal funds sold	6,620,000	2,320,000
Interest-bearing deposits at financial institutions	5,096,048	2,130,096

Securities held to maturity, at amortized cost	350,000	350,000
Securities available for sale, at fair value (Note 3)	235,554,653	194,423,893

	235,904,653	194,773,893

Loans receivable, held for sale (Note 4)	6,507,583	6,186,632
Loans/leases receivable, held for investment (Note 4)	1,100,392,324	954,560,692

	1,106,899,907	960,747,324
Less allowance for estimated losses on loans/leases (Note 4)	(12,023,637)	(10,612,082)

	1,094,876,270	950,135,242

Premises and equipment, net (Note 5)	32,268,686	32,524,840
Goodwill	3,222,688	3,222,688
Intangible asset	887,542	—
Accrued interest receivable	7,964,557	7,160,298
Bank-owned life insurance	28,888,938	18,877,526
Other assets	19,639,070	18,027,603

Total assets	$1,476,564,342	$1,271,674,956

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$165,286,011	$124,184,486
Interest-bearing	764,141,207	751,262,781

Total deposits (Note 6)	929,427,218	875,447,267

Short-term borrowings (Note 7)	183,195,840	111,683,951
Federal Home Loan Bank advances (Note 8)	168,815,006	151,858,749
Other borrowings (Note 9)	47,690,122	3,761,636
Junior subordinated debentures (Note 10)	36,085,000	36,085,000
Other liabilities	23,564,681	20,592,953

Total liabilities	1,388,777,867	1,199,429,556

Minority interest in consolidated subsidiaries	1,720,683	1,362,820

Commitments and Contingencies (Note 16)

Stockholders’ Equity (Note 14):
Preferred stock, $1 par value, shares authorized 250,000	568	268
December 2007 - 568 shares issued and outstanding
December 2006 - 268 shares issued and outstanding
Common stock, $1 par value; shares authorized 10,000,000	4,597,744	4,560,629
December 2007 - 4,597,744 shares issued and outstanding
December 2006 - 4,560,629 shares issued and outstanding
Additional paid-in capital	42,317,374	34,293,511
Retained earnings	36,338,566	32,000,213
Accumulated other comprehensive income	2,811,540	27,959

Total stockholders’ equity	86,065,792	70,882,580

Total liabilities and stockholders’ equity	$1,476,564,342	$1,271,674,956

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005

Interest and dividend income:
Loans/leases, including fees	$74,679,005	$60,098,090	$42,427,118
Securities:
Taxable	9,411,975	6,995,972	5,345,980
Nontaxable	1,039,623	914,128	579,817
Interest-bearing deposits at financial institutions	346,382	319,491	129,460
Federal funds sold	248,055	475,345	205,893

Total interest and dividend income	85,725,040	68,803,026	48,688,268

Interest expense:
Deposits	32,299,290	27,064,755	12,842,421
Short-term borrowings	5,361,783	3,169,069	2,181,997
Federal Home Loan Bank advances	7,237,026	5,609,114	4,168,077
Other borrowings	1,835,464	574,517	501,241
Junior subordinated debentures	2,622,531	2,489,879	1,587,049

Total interest expense	49,356,094	38,907,334	21,280,785

Net interest income	36,368,946	29,895,692	27,407,483
Provision for loan/lease losses (Note 4)	2,863,902	3,284,242	877,084

Net interest income after provision for loan/lease losses	33,505,044	26,611,450	26,530,399

Noninterest income:
Credit card fees, net of processing costs	1,731,992	1,947,984	1,782,452
Trust department fees	3,743,120	3,049,440	2,818,832
Deposit service fees	2,711,040	1,928,246	1,582,530
Gains on sales of loans, net	1,219,800	991,536	1,254,242
Securities gains (losses), net	—	(142,866)	50
Gains on sales of foreclosed assets	1,007	664,223	42,380
Gains on sales of other assets	435,791	—	—
Earnings on bank-owned life insurance	892,395	759,100	656,005
Investment advisory and management fees	1,575,887	1,216,350	691,800
Other	1,781,944	1,569,092	1,244,212

Total noninterest income	14,092,976	11,983,105	10,072,503

Noninterest expenses:
Salaries and employee benefits	24,086,588	21,262,541	16,458,860
Professional and data processing fees	3,877,117	3,192,326	2,865,064
Advertising and marketing	1,356,420	1,367,545	1,221,039
Occupancy and equipment expense	5,008,821	4,762,827	4,316,443
Stationery and supplies	612,603	670,915	645,985
Postage and telephone	1,020,503	961,394	842,779
Bank service charges	579,923	583,687	516,537
FDIC and other Insurance	1,020,629	612,058	594,282
Loss on disposals/sales of fixed assets	223,308	36,305	332,283
Other	1,251,147	1,219,386	1,639,876

Total noninterest expenses	39,037,059	34,668,984	29,433,148

Income before income taxes	8,560,961	3,925,571	7,169,754
Federal and state income taxes (Note 11)	2,395,693	857,842	2,282,201

Income before minority interest in net income of consolidated subsidiaries	6,165,268	3,067,729	4,887,553
Minority interest in income of consolidated subsidiaries	387,791	265,524	77,538

Net Income	$5,777,477	$2,802,205	$4,810,015

Net Income	$5,777,477	$2,802,205	$4,810,015
Less: preferred stock dividends	1,072,000	164,373	—

Net income available to common stockholders	$4,705,477	$2,637,832	$4,810,015

Earnings per common share (Note 15):
Basic	$1.03	$0.57	$1.06
Diluted	$1.02	$0.57	$1.04
Weighted average common shares outstanding	4,581,919	4,609,626	4,518,162
Weighted average common and common equivalent shares outstanding	4,599,568	4,653,229	4,616,556
Cash dividends declared per common share	$0.08	$0.08	$0.08
See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2007, 2006, and 2005

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2004	—	4,496,730	20,329,033	25,278,666	669,371	50,773,800
Comprehensive income:
Net income	—	—	—	4,810,015	—	4,810,015
Other comprehensive (loss), net of tax (Note 2)	—	—	—	—	(1,236,850)	(1,236,850)

Comprehensive income						3,573,165

Cash dividends declared, $0.08 per share	—	—	—	(361,981)	—	(361,981)
Proceeds from issuance of 10,584 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan (Note 13)	—	10,584	181,458	—	—	192,042
Proceeds from issuance of 25,335 shares of common stock as a result of stock options exercised (Note 13)	—	25,335	167,764	—	—	193,099
Exchange of 1,425 shares of common stock in connection with options exercised	—	(1,425)	(27,994)	—	—	(29,419)
Tax benefit of nonqualified stock options exercised	—	—	125,993	—	—	125,993

Balance, December 31, 2005	$—	$4,531,224	$20,776,254	$29,726,700	$(567,479)	$54,466,699
Comprehensive income:
Net income	—	—	—	2,802,205	—	2,802,205
Other comprehensive income, net of tax (Note 2)	—	—	—	—	595,438	595,438

Comprehensive income						3,397,643

Common cash dividends declared, $0.08 per share	—	—	—	(364,319)	—	(364,319)
Preferred cash dividends declared	—	—	—	(164,373)	—	(164,373)
Proceeds from issuance of 268 shares of preferred stock	268	—	12,884,146	—	—	12,884,414
Proceeds from issuance of 14,552 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan (Note 13)	—	14,552	223,901	—	—	238,453
Proceeds from issuance of 16,221 shares of common stock as a result of stock options exercised (Note 13)	—	16,221	109,522	—	—	125,743
Exchange of 1,368 shares of common stock in connection with options exercised	—	(1,368)	(23,458)	—	—	(24,826)
Tax benefit of nonqualified stock options exercised	—	—	37,795	—	—	37,795
Stock-based compensation expense	—	—	285,351	—	—	285,351

Balance, December 31, 2006	$268	$4,560,629	$34,293,511	$32,000,213	$27,959	$70,882,580
Comprehensive income:
Net income	—	—	—	5,777,477	—	5,777,477
Other comprehensive income, net of tax (Note 2)	—	—	—	—	2,783,581	2,783,581

Comprehensive income						8,561,058

Common cash dividends declared, $0.08 per share	—	—	—	(367,124)	—	(367,124)
Preferred cash dividends declared	—	—	—	(1,072,000)	—	(1,072,000)
Proceeds from issuance of 300 shares of preferred stock	300	—	7,273,279	—	—	7,273,579
Proceeds from issuance of 19,834 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	—	19,834	259,054	—	—	278,888
Proceeds from issuance of 19,069 shares of common stock as a result of stock options exercised	—	19,069	154,007	—	—	173,076
Exchange of 1,788 shares of common stock in connection with options exercised	—	(1,788)	(28,643)	—	—	(30,431)
Tax benefit of nonqualified stock options exercised	—	—	22,370	—	—	22,370
Stock-based compensation expense	—	—	343,796	—	—	343,796

Balance, December 31, 2007	$568	$4,597,744	$42,317,374	$36,338,566	$2,811,540	$86,065,792

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005

Cash Flows from Operating Activities:
Net income	$5,777,477	$2,802,205	$4,810,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,293,874	2,395,174	2,008,773
Provision for loan/lease losses	2,863,902	3,284,242	877,084
Deferred income taxes	511,109	(394,934)	(109,452)
Amortization of offering costs on subordinated debentures	14,317	14,317	14,317
Stock-based compensation expense	21,348	171,125	—
Minority interest in income of consolidated subsidiaries	387,791	265,524	77,538
Gains on sale of foreclosed assets	(1,007)	(664,223)	(42,380)
Gains on sale of other assets	(435,791)	—	—
(Accretion of discounts) amortization of premiums on securities, net	(92,868)	252,457	524,808
Investment securities losses (gains), net	—	142,866	(50)
Loans originated for sale	(103,958,168)	(87,721,100)	(98,719,913)
Proceeds on sales of loans	104,860,392	85,161,720	100,840,794
Net gains on sales of loans	(1,219,800)	(991,536)	(1,254,242)
Net losses on disposals/sales of premises and equipment	223,308	36,305	332,283
Tax benefit of nonqualified stock options exercised	—	—	125,993
Increase in accrued interest receivable	(804,259)	(2,310,920)	(776,616)
Increase in other assets	(3,563,530)	(819,095)	(2,113,950)
Increase in other liabilities	3,185,676	5,560,811	2,973,423

Net cash provided by operating activities	10,063,771	7,184,938	9,568,425

Cash Flows from Investing Activities:
Net (increase) decrease in federal funds sold	(4,300,000)	2,130,000	(1,560,000)
Net (increase) decrease in interest-bearing deposits at financial institutions	(2,965,952)	(859,430)	2,586,897
Proceeds from sale of foreclosed assets	93,901	1,220,942	1,272,757
Proceeds from sale of other assets	500,000	—	—
Activity in securities portfolio:
Purchases	(129,121,827)	(79,759,340)	(82,280,843)
Calls, maturities and redemptions	92,041,150	62,386,012	45,787,488
Paydowns	562,361	705,794	1,197,070
Sales	—	4,786,122	—
Activity in bank-owned life insurance:
Purchases	(9,119,017)	(750,766)	(776,634)
Increase in cash value	(892,395)	(759,100)	(656,026)
Net loans/leases originated and held for investment	(147,780,355)	(202,624,972)	(78,520,322)
Purchase of premises and equipment	(2,261,028)	(9,334,578)	(9,779,493)
Purchase of intangible asset	(887,542)	—	—
Payment for acquisition of M2 Lease Funds, LLC	—	—	(4,967,300)

Net cash used in investing activities	$(204,130,704)	$(222,859,316)	$(127,696,406)

(Continued)

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005

Cash Flows from Financing Activities:
Net increase in deposit accounts	$53,979,951	$176,943,368	$110,488,216
Net increase in short-term borrowings	71,511,889	4,214,100	2,698,673
Activity in Federal Home Loan Bank advances:
Advances	71,400,000	61,500,000	49,700,000
Payments	(54,443,743)	(39,642,105)	(11,721,023)
Net increase (decrease) in other borrowings	43,928,486	(7,003,278)	(20,603,724)
Proceeds from issuance of junior subordinated debentures	—	10,310,000	5,155,000
Tax benefit of nonqualified stock options exercised	22,370	37,795	—
Payment of cash dividends	(1,334,012)	(363,143)	(360,598)
Proceeds from issuance of preferred stock, net	7,273,579	12,884,414	—
Proceeds from issuance of common stock, net	421,533	339,370	355,722

Net cash provided by financing activities	192,760,053	219,220,521	135,712,266

Net increase (decrease) in cash and due from banks	(1,306,880)	3,546,143	17,584,285
Cash and due from banks, beginning	42,502,770	38,956,627	21,372,342

Cash and due from banks, ending	$41,195,890	$42,502,770	$38,956,627

Supplemental Disclosures of Cash Flow Information, cash payments for:
Interest	$49,277,295	$36,621,518	$20,407,363
Income and franchise taxes	1,960,408	1,496,155	1,340,742

Supplemental Schedule of Noncash Investing Activities:
Change in accumulated other comprehensive income, unrealized gaines (losses) on securities available for sale, net	2,783,581	595,438	(1,236,850)
Exchange of shares of common stock in connection with options exercised	(30,431)	(24,826)	(29,419)
Transfers of loans to other real estate owned	496,376	129,895	169,441

Acquisition of M2 Lease Funds, LLC, cash paid at settlement			$4,967,300

Fair value of assets acquired and liabilities assumed:
Leases receivable held for investment, net			31,673,951
Premises and equipment, net			82,714
Goodwill			3,222,688
Other assets			47,177
Other borrowings			(25,368,638)
Other liabilities			(4,117,165)
Minority interest			(573,427)

			$4,967,300

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies
Nature of business:
QCR Holdings, Inc. (the Company) is a bank holding company providing bank and bank related services through its subsidiaries, Quad City Bank and Trust Company (Quad City Bank & Trust), Cedar Rapids Bank and Trust Company (Cedar Rapids Bank & Trust), Rockford Bank and Trust Company (Rockford Bank & Trust), First Wisconsin Bank and Trust Company (First Wisconsin Bank & Trust), Quad City Bancard, Inc. (Bancard), M2 Lease Funds, LLC (M2 Lease Funds), Velie Plantation Holding Company, LLC (Velie Plantation Holding Company), QCR Holdings Statutory Trust II (Trust II), QCR Holdings Statutory Trust III (Trust III), QCR Holdings Statutory Trust IV (Trust IV), and QCR Holdings Statutory Trust V (Trust V). Quad City Bank & Trust is a commercial bank that serves the Iowa and Illinois Quad Cities and adjacent communities. Cedar Rapids Bank & Trust is a commercial bank that serves Cedar Rapids, Iowa, and adjacent communities. Rockford Bank & Trust is a commercial bank that serves Rockford, Illinois, and adjacent communities.
In October 2006, the Company announced that it had entered into a series of agreements that would result in the addition of a Wisconsin-chartered bank. On February 20, 2007, the Company completed these transactions and the company’s fourth bank charter, First Wisconsin Bank and Trust Company began serving the Milwaukee, Wisconsin area. Under agreements with Security Bank Shares, Inc., Ridgeland Bancorp, Inc., and Ridgeland’s stockholders, QCR Holdings, Inc. acquired from Ridgeland Bancorp ownership of Farmers State Bank, of Ridgeland, Wisconsin.  Concurrently with this acquisition, the Company transferred its Wisconsin branch of Rockford Bank & Trust to Farmers State Bank, and Farmers State Bank sold its banking offices in Ridgeland and Dallas, Wisconsin, to Security Bank, New Auburn, Wisconsin, a banking subsidiary of Security Bank Shares, Inc. The Company’s newly acquired Wisconsin bank charter was renamed from Farmer’s State Bank to First Wisconsin Bank and Trust Company and was also relocated from Ridgeland to Pewaukee, Wisconsin. The Company provided the new charter with $10,000,000 in capital.
Quad City Bank & Trust and Cedar Rapids Bank & Trust are chartered and regulated by the state of Iowa, Rockford Bank & Trust is chartered and regulated by the state of Illinois, and First Wisconsin Bank & Trust is chartered and regulated by the state of Wisconsin. All four subsidiary banks are insured and subject to regulation by the Federal Deposit Insurance Corporation, and are members of and regulated by the Federal Reserve System. Bancard conducts the Company’s credit card operation and is regulated by the Federal Reserve System. M2 Lease Funds, which is an 80% owned subsidiary, based in the Milwaukee, Wisconsin, area is engaged in the business of direct financing lease contracts. Velie Plantation Holding Company, LLC, which is a 55.6% owned subsidiary, is engaged in holding the real estate property known as the Velie Plantation Mansion in Moline, Illinois. Trust II, III, IV and V were formed for the purpose of issuing various trust preferred securities (see Note 10).
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
Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $692,000 and $8,800,000 as of December 31, 2007 and 2006, respectively.
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
When collection of loan payments is considered doubtful, income recognition is ceased and the loan receivable is placed on nonaccrual status. Previously recorded but uncollected amounts on nonaccrual loans are reversed at the time the loan is placed on nonaccrual status. Cash collected on nonaccrual loans is recorded as income unless the principal is doubtful of collection in which case cash received is applied to principal.

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
Goodwill: The Company has recorded goodwill from the purchase of 80% of M2 Lease Funds. In accordance with the provisions of FAS Statement No. 142, goodwill is not being amortized, but is evaluated annually for impairment. An impairment charge is recognized only when the calculated fair value of the reporting unit, including goodwill, is less than its carrying amount. Based on the annual analysis completed in July 2007, the Company believes that no goodwill impairment existed.
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
Preferred Stock: In the fourth quarter of 2007, the Company closed a private placement offering resulting in the issuance of 300 shares of Series C Non-Cumulative Perpetual Preferred Stock (“Series C Preferred Stock”) to accredited investors for an aggregate purchase price of $7,500,000, or $25,000 per share. The shares of Series C Preferred Stock have a stated dividend rate of 9.50%. Dividends are not accrued and are payable only if declared and no dividends may be declared on the Company’s common stock unless and until dividends have been declared on the outstanding shares of Series C Preferred Stock. The Company has the right at any other time after the first anniversary of the issuance of the shares of Series C Preferred Stock, subject to all required regulatory approvals, to redeem all, but not less than all, of the shares then outstanding. Any such redemption shall be made by the Company upon at least 30 days’ prior written notice. The shares shall be redeemed for an amount per share in cash which is equal to: (i) the sum of (A) $25,000; plus (B) a premium in the amount of $2,375 multiplied by a fraction the numerator of which is the total number of calendar days the shares being redeemed have been outstanding and the denominator of which is 365; but (ii) less the aggregate amount of any dividends that have been paid on the shares. The Series C Preferred Stock was not registered under the Securities Act of 1933 (the “Act”) and was issued pursuant to an exemption from registration under Regulation D of the rules promulgated under the Act.
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
Stock-based compensation plans: At December 31, 2007, the Company has three stock-based employee compensation plans, which are described more fully in Note 13.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
The Company adopted the provisions of Statement of Financial Accounting Standard 123R (“SFAS 123R”) effective as of January 1, 2006. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that all share-based awards made to employees and directors, including stock options, SARs and stock purchase plan transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under the modified prospective application, compensation cost included in noninterest expenses for the year ended December 31, 2007 and 2006 includes 1) compensation cost for unvested share-based payments granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard 123 (“SFAS 123”), and 2) compensation cost for all share-based payments granted subsequent to January 1, 2006, and any modifications to existing awards, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.
As a result of applying the provisions of SFAS 123R during the years ended December 31, 2007 and 2006, the Company recognized additional stock-based compensation expense related to stock options, stock purchases, and SARs of $21,000 and $171,000, respectively. As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
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
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2007	2006	2005
Dividend yield	0.46% to 0.53%	0.42% to 0.48%	0.36% to 0.41%
Expected volatility	24.33% to 24.74%	24.46% to 26.55%	24.49% to 24.81%
Risk-free interest rate	4.53% to 5.06%	4.47% to 5.26%	4.23% to 4.48%
Expected life of option grants	6 years	6 years	10 years
Weighted-average grant date fair value	$5.80	$6.48	$8.99
The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:
	2007	2006	2005
Dividend yield	0.45% to 0.50%	0.41% to 0.46%	0.38%
Expected volatility	13.98% to 17.80%	10.93% to 13.06%	15.85% to 24.81%
Risk-free interest rate	4.94% to 5.04%	4.17% to 5.21%	2.21% to 3.31%
Expected life of option grants	3 to 6 months	3 to 6 months	3 to 6 months
Weighted-average grant date fair value	$2.36	$2.44	$3.09

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
The fair value is amortized on a straight-line basis over the vesting periods of the grants and will be adjusted for subsequent changes in estimated forfeitures. The expected dividend yield assumption is based on the Company’s current expectations about its anticipated dividend policy. Expected volatility is based on historical volatility of the Company’s common stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of grants is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) and represents the period of time that options are expected to be outstanding. In December 2007, the SEC released Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 amends SAB 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options accounted for under SFAS 123R. As a result, the Company will continue to use the simplified method. Historical data is used to estimate forfeitures used in the model. Two separate groups of employees (employees subject to broad based grants, and executive employees and directors) are used.
As of December 31, 2007, there was $616,517 of unrecognized compensation cost related to share based payments, which is expected to be recognized over a weighted average period of 2.8 years.
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 117,307 options that were in-the-money at December 31, 2007. The aggregate intrinsic value at December 31, 2007 was $578,760 on options outstanding and $576,994 on options exercisable. During the year ended December 31, 2007, 2006, and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $57,169, $95,735, and $143,982, respectively, determined as of the date of the option exercise.
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

2005
Net income, as reported	$4,810,015
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(174,598)

Net income	$4,635,417

Earnings per share:
Basic:
As reported	$1.06
Pro forma	1.03
Diluted:
As reported	1.04
Pro forma	1.01

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
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.
Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.
Trust assets: Trust assets held by the subsidiary banks in a fiduciary, agency, or custodial capacity for their customers, other than cash on deposit at the subsidiary banks, are not included in the accompanying consolidated financial statements since such items are not assets of the subsidiary banks.
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
New Accounting Pronouncements: In September 2006, FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact that SFAS No. 157 may have on its consolidated financial statements.

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
In December 2007, FASB issued Statement No. 141 (revised 2007), Business Combinations. Statement No. 141R fundamentally changes the manner in which the entity will account for a business combination. This Statement is effective for fiscal years beginning on or after December 15, 2008 and is predominantly prospective. The company is currently evaluating the impact of the adoption of Statement No. 141R.
In December 2007, FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No. 160 changes the measurement, recognition and presentation of minority interests in consolidated subsidiaries (now referred to as noncontrolling interests). This statement is effective for fiscal years beginning on or after December 15, 2008 and is prospective for the change related to measurement and recognition and retrospective for the changes related to presentation. The company is currently evaluating the impact of the adoption of Statement No. 160.
Note 2. Comprehensive Income
Comprehensive income is the total of net income and other comprehensive income (loss), which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.
Other comprehensive income (loss) for the years ended December 31, 2007, 2006, and 2005 is comprised as follows:

		Tax
	Before	Expense	Net
	Tax	(Benefit)	of Tax

Year ended December 31, 2007:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	$4,519,576	$1,735,995	$2,783,581
Less reclassification adjustment for gains (losses) included in net income	—	—	—

Other comprehensive income	$4,519,576	$1,735,995	$2,783,581

Year ended December 31, 2006:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains arising during the period	$780,219	$276,937	$503,282
Less reclassification adjustment for (losses) included in net income	(142,866)	(50,710)	(92,156)

Other comprehensive income	$923,085	$327,647	$595,438

Year ended December 31, 2005:
Unrealized (losses) on securities available for sale:
Unrealized holding (losses) arising during the period	$(1,967,594)	$(730,775)	$(1,236,819)
Less reclassification adjustment for gains included in net income	50	19	31

Other comprehensive (loss)	$(1,967,644)	$(730,794)	$(1,236,850)

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 3. Investment Securities
The amortized cost and fair value of investment securities as of December 31, 2007 and 2006 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

December 31, 2007:
Securities held to maturity, other bonds	$350,000	$—	$(278)	$349,722

Securities available for sale:
U.S. Treasury securities	$3,303,637	$59,099	$—	$3,362,736
U.S. govt. sponsored agency securities	197,713,761	4,031,826	(28,083)	201,717,504
Mortgage-backed securities	1,599,905	5,842	(7,807)	1,597,940
Municipal securities	25,119,113	490,081	(38,897)	25,570,297
Corporate securities	1,864,726	11,942	—	1,876,668
Trust preferred securities	200,000	—	(200)	199,800
Other securities	1,201,325	64,291	(35,908)	1,229,708

	$231,002,467	$4,663,081	$(110,895)	$235,554,653

December 31, 2006:
Securities held to maturity, other bonds	$350,000	$8,149	$(307)	$357,842

Securities available for sale:
U.S. Treasury securities	$2,106,899	$3,840	$(276)	$2,110,463
U.S. govt. sponsored agency securities	157,623,292	199,173	(843,448)	156,979,017
Mortgage-backed securities	2,084,340	—	(51,627)	2,032,713
Municipal securities	28,583,691	372,314	(79,013)	28,876,992
Corporate securities	2,366,594	27,773	—	2,394,367
Trust preferred securities	450,000	10,800	—	460,800
Other securities	1,176,467	400,382	(7,308)	1,569,541

	$194,391,283	$1,014,282	$(981,672)	$194,423,893

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 3. Investment Securities (Continued)
Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2007 and 2006, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2007:
Securities held to maturity, other bonds	$49,982	$(18)	$49,741	$(260)	$99,723	$(278)

Securities available for sale:
U.S. govt. sponsored agency securities	3,499,245	(921)	11,986,235	(27,162)	15,485,480	(28,083)
Mortgage-backed securities	6,244	(8)	1,352,956	(7,799)	1,359,200	(7,807)
Municipal securities	2,175,325	(36,573)	1,150,219	(2,324)	3,325,544	(38,897)
Trust preferred securities	199,800	(200)	—	—	199,800	(200)
Other securities	578,486	(26,216)	36,804	(9,692)	615,290	(35,908)

	$6,459,100	$(63,918)	$14,526,214	$(46,977)	$20,985,314	$(110,895)

December 31, 2006:
Securities held to maturity, other bonds	$—	$—	$49,693	$(307)	$49,693	$(307)

Securities available for sale:
U.S. Treasury securities	—	—	99,748	(276)	99,748	(276)
U.S. govt. sponsored agency securities	47,615,026	(217,030)	75,540,891	(626,418)	123,155,917	(843,448)
Mortgage-backed securities	316,950	(54)	1,715,763	(51,573)	2,032,713	(51,627)
Municipal securities	3,990,590	(19,116)	5,365,926	(59,897)	9,356,516	(79,013)
Other securities	752,409	(7,308)	—	—	752,409	(7,308)

	$52,674,975	$(243,508)	$82,722,328	$(738,164)	$135,397,303	$(981,672)

At December 31, 2007, the investment portfolio included 325 securities. Of this number, 26 securities have current unrealized losses, which have existed for twelve months or more. All of these securities are considered to be acceptable credit risks. Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for those securities are temporary. In addition, the Bank(s)/Company have the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 3. Investment Securities (Continued)
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net earnings in the period on which the other-than-temporary impairment is identified.
In March 2006, the company recognized an impairment loss of $142,586 on a mortgage-backed mutual fund investment held in the available for sale security portfolio at Quad City Bank & Trust. In April 2006, the company recognized an additional loss of $71,293 on the sale of this investment. All sales of securities, as applicable, for the years ended December 31, 2007, 2006 and 2005, respectively, were from securities identified as available for sale. Information on proceeds received, as well as the gains and losses from the sale of those securities is as follows:

	2007	2006	2005

Proceeds from sales of securities	$—	$4,786,122	$—
Gross gains from sales of securities	—	—	—
Gross losses from sales of securities	—	71,293	—
The amortized cost and fair value of securities as of December 31, 2007 by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.

	Amortized
	Cost	Fair Value

Securities held to maturity:
Due after one year through five years	$200,000	$199,741
Due after five years	150,000	149,981

	$350,000	$349,722

Securities available for sale:
Due in one year or less	$42,071,921	$42,123,647
Due after one year through five years	41,220,399	42,054,273
Due after five years	144,908,917	148,549,085

	228,201,237	232,727,005
Mortgage-backed securities	1,599,905	1,597,940
Other securities	1,201,325	1,229,708

	$231,002,467	$235,554,653

As of December 31, 2007 and 2006, investment securities with a carrying value of $206,678,180 and $149,381,225, respectively, were pledged on securities sold under agreements to repurchase and for other purposes as required or permitted by law.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 4. Loans/Leases Receivable
The composition of the loan/lease portfolio as of December 31, 2007 and 2006 is presented as follows:

	2007	2006

Real estate loans held for sale — residential mortgage	$6,507,583	$6,186,632

Real estate loans — residential mortgage	69,243,629	68,913,610
Real estate loans — construction	8,787,190	6,534,234
Commercial loans	368,169,985	396,598,398
Commercial real estate loans	499,486,146	350,339,235
Direct financing leases	67,223,693	52,627,879
Installment and other consumer loans	85,930,782	78,058,107

	1,105,349,008	959,258,095
Plus deferred loan/lease orgination costs, net of fees	1,550,899	1,489,229

	1,106,899,907	960,747,324
Less allowance for estimated losses on loans/leases	(12,023,637)	(10,612,082)

	$1,094,876,270	$950,135,242

Loans/leases on nonaccrual status amounted to $6,488,409 and $6,538,109 as of December 31, 2007 and 2006, respectively. Interest income in the amount of $166,883, $613,250, and $570,055 for the years ended December 31, 2007, 2006, and 2005, respectively, would have been earned on the nonaccrual loans/leases had they been performing in accordance with their original terms. Cash interest collected on nonaccrual loans was $574,067, $246,124, and $298,168 for the years ended December 31, 2007, 2006 and 2005, respectively.
Changes in the allowance for estimated losses on loans/leases for the years ended December 31, 2007, 2006, and 2005 are presented as follows:

	2007	2006	2005

Balance, beginning	$10,612,082	$8,883,855	$9,261,991
Provisions charged to expense	2,863,902	3,284,242	877,084
Loans/leases charged off	(2,044,093)	(1,919,515)	(2,045,846)
Recoveries on loans/leases previously charged off	591,746	363,500	357,172
Acquisition of M2 Lease Funds	—	—	433,454

Balance, ending	$12,023,637	$10,612,082	$8,883,855

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 4. Loans/Leases Receivable (Continued)
Loans/leases considered to be impaired as of December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Impaired loans/leases for which an allowance has been provided	$5,058,107	$5,617,727	$1,826,429

Allowance provided for impaired loans/leases, included in the allowance for loan/lease losses	$1,507,674	$2,032,801	$1,096,493

Impaired loans/leases for which no allowance has been provided	$164,330	$665,785	$—

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.
The following summarizes additional information regarding impaired loans/leases:

	2007	2006	2005

Average recorded investment in impaired loans/leases for the years ended	$5,821,901	$5,020,599	$1,508,112

Interest income on impaired loans/leases recognized for cash payments received for the years ended	$528,584	$212,027	$120,120

Loans past due 90 days or more and still accruing interest as of December 31,	$499,546	$754,685	$603,637

There were no direct financing leases which were past due 90 days or more and still accruing interest as of December 31, 2007.
Loans are made in the normal course of business to directors, officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate committed amount of loans greater than or equal to $60,000 during the years ended December 31, 2007, 2006, and 2005, was as follows:

	2007	2006	2005

Balance, beginning	$18,404,968	$11,386,193	$17,533,546
Net increase due to change in related parties	7,517,875	5,402,821	248,623
Advances	5,188,811	4,379,210	7,801,170
Repayments	(9,714,045)	(2,763,256)	(14,197,146)

Balance, ending	$21,397,609	$18,404,968	$11,386,193

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 4. Loans/Leases Receivable (Continued)
The Company’s loan portfolio includes a geographic concentration in the Midwest. Additionally, the loan portfolio included a concentration of loans in certain industries as of December 31, 2007 as follows:

Industry Name	Balance

Lessors of Non-Residential Buildings & Dwellings	182,381,381
Lessors of Residential Buildings & Dwellings	43,556,555
Land Subdivision	42,111,753
Note 5. Premises and Equipment
The following summarizes the components of premises and equipment as of December 31, 2007 and 2006:

	2007	2006

Land	$5,525,022	$5,088,125
Buildings (useful lives 15 to 50 years)	25,165,334	25,053,432
Furniture and equipment (useful lives 3 to 10 years)	15,191,339	13,710,682

	45,881,695	43,852,239
Less accumulated depreciation	13,613,009	11,327,399

	$32,268,686	$32,524,840

Certain facilities are leased under operating leases. Rental expense was $510,804, $584,813, and $1,037,747, for the years ended December 31, 2007, 2006, and 2005, respectively.
Future minimum rental commitments under noncancelable leases are as follows as of December 31, 2007:

Year ending December 31:
2008	694,116
2009	711,391
2010	699,324
2011	580,377
2012	528,664
Thereafter	1,293,019

$4,506,891

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 6. Deposits
The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000, was $244,830,326 and $251,349,867 as of December 31, 2007 and 2006, respectively.
As of December 31, 2007, the scheduled maturities of certificates of deposit were as follows:

Year ending December 31:
2008	327,839,978
2009	41,128,880
2010	24,472,389
2011	15,125,572
2012	8,013,924

$416,580,743

Note 7. Short-Term Borrowings
Short-term borrowings as of December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Overnight repurchase agreements with customers	$93,255,840	$62,273,951
Federal funds purchased	89,940,000	49,410,000

	$183,195,840	$111,683,951

Information concerning repurchase agreements is summarized as follows as of December 31, 2007 and 2006:

	2007	2006

Average daily balance during the period	$76,802,788	$62,906,621
Average daily interest rate during the period	3.43%	2.96%
Maximum month-end balance during the period	$94,526,420	$66,448,872
Weighted average rate as of end of period	2.60%	2.25%

Securities underlying the agreements as of end of period:
Carrying value	$114,913,586	$101,410,110
Fair value	114,913,586	101,410,110
The securities underlying the agreements as of December 31, 2007 and 2006 were under the Company’s control in safekeeping at third-party financial institutions.
Information concerning federal funds purchased is summarized as follows as of December 31, 2007 and 2006:

	2007	2006

Average daily balance during the period	$64,954,256	$34,673,281
Average daily interest rate during the period	5.87%	4.87%
Maximum month-end balance during the period	$93,100,000	$68,450,000
Weighted average rate as of end of period	5.20%	5.11%

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8. Federal Home Loan Bank Advances
The subsidiary banks are members of the Federal Home Loan Bank (FHLB) of Des Moines or Chicago. As of December 31, 2007 and 2006, the subsidiary banks held $9,673,900 and $8,450,700, respectively, of FHLB stock, which is included in other assets on the consolidated balance sheet. Maturity and interest rate information on advances from the FHLB as of December 31, 2007 and 2006 is as follows:

	December 31, 2007
		Weighted
		Average
		Interest Rate
	Amount Due	at Year-End
Maturity:
Year ending December 31:
2008	15,100,000	3.48%
2009	14,200,000	4.05
2010	8,100,000	5.16
2011	9,000,000	5.08
2012	41,750,000	3.45
Thereafter	80,665,006	4.52

Total FHLB advances	$168,815,006	4.50

Of the advances outstanding, $127,500,000 have options which allow the FHLB, at its discretion, to terminate the advances and require the subsidiary banks to repay at predetermined dates prior to the stated maturity date of the advances.

	December 31, 2006
		Weighted
		Average
		Interest Rate
	Amount Due	at Year-End
Maturity:
Year ending December 31:
2007	42,200,000	3.84%
2008	15,100,000	3.40
2009	14,200,000	3.99
2010	8,100,000	5.16
2011	8,000,000	5.08
Thereafter	64,258,749	4.50

Total FHLB advances	$151,858,749	4.22

Advances are collateralized by securities with a carrying value of $23,524,159 and $29,236,702 as of December 31, 2007 and 2006, respectively, and by loans pledged of $326,898,241 and $271,824,874, respectively, in aggregate. On pledged loans, the FHLB applies varying collateral maintenance levels from 135% to 220% based on the loan type.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9. Other Borrowings and Unused Lines of Credit
Other borrowings as of December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Wholesale repurchase agreements	$40,000,000	$—
364-day revolving note	7,000,000	3,500,000
Other	690,122	261,636

	$47,690,122	$3,761,636

In May 2007 the Company entered a structured wholesale repurchase agreement transaction. This wholesale repurchase agreement is in the amount of $30,000,000 bearing a fixed interest rate of 4.55%. The wholesale repurchase agreement has a 5-year maturity and contains a continuous quarterly put option effective after 2 years. Embedded within this contract is an interest cap option that results when the 3-month LIBOR rate increases to 5.36% or higher. If that situation occurs, the rate paid will be decreased by the difference between the 3-month LIBOR rate and 5.36%. In no case will the rate paid fall below 0.00%.
In August 2007, the Company entered into a structured wholesale repurchase agreement transaction. This wholesale repurchase agreement is in the amount of $5,000,000 bearing a fixed interest rate of 4.20%. The wholesale repurchase agreement has a 5-year maturity and contains a continuous quarterly put option effective after 1 year.
In October 2007, the Company entered into a structured wholesale repurchase agreement transaction. This wholesale repurchase agreement is in the amount of $5,000,000 bearing a fixed interest rate of 3.99%. The wholesale repurchase agreement has a 5-year maturity and contains a continuous quarterly put option effective after 1 year.
At December 31, 2007, the Company had a single $25,000,000 unsecured revolving credit note with a maturity date of April 4, 2008. At December 31, 2007, the note carried a balance outstanding of $7,000,000. Interest is payable monthly at the effective Federal Funds rate plus 1.25% per annum, as defined in the credit agreement. As of December 31, 2007, the interest rate on the note was 5.40%.
The current revolving note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios.
Unused lines of credit of the subsidiary banks as of December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Secured	$3,000,000	$13,000,000
Unsecured	88,500,000	91,500,000

	$91,500,000	$104,500,000

\

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10. Junior Subordinated Debentures
Junior subordinated debentures are summarized as of December 31, 2007 and 2006 as follows:

	2007	2006

Note Payable to Trust II	$12,372,000	$12,372,000
Note Payable to Trust III	8,248,000	8,248,000
Note Payable to Trust IV	5,155,000	5,155,000
Note Payable to Trust V	10,310,000	10,310,000

	$36,085,000	$36,085,000

A schedule of the Company’s trust preferred offerings outstanding as of December 31, 2007 and 2006, is as follows:

				Interest	Interest
				Rate as	Rate as
		Amount		of	of
Name	Date Issued	Issued	Interest Rate	12/31/07	12/31/06

QCR Holdings Statutory Trust II	February 2004	$12,372,000	6.93%*	6.93%	6.93%

QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	8.08%	8.31%

QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	7.04%	7.16%

QCR Holdings Statutory Trust V	February 2006	10,310,000	6.62%**	6.62%	6.62%

*	Rate is fixed until March 31, 2011, then becomes variable based on 3-month LIBOR plus 2.85%, reset quarterly.

**	Rate is fixed until April 7, 2011, then becomes variable based on 3-month LIBOR plus 1.55%, reset quarterly.
Securities issued by Trust II mature in thirty years, but are callable at par after seven years from issuance. Securities issued by Trust III, Trust IV, and Trust V mature in thirty years, but are callable at par after five years from issuance.
Note 11. Federal and State Income Taxes
Federal and state income tax expense was comprised of the following components for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005

Current	$1,923,300	$1,252,776	$2,391,653
Deferred	472,393	(394,934)	(109,452)

	$2,395,693	$857,842	$2,282,201

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11. Federal and State Income Taxes (Continued)
A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2007, 2006, and 2005:

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2007		2006		2005
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Computed “expected” tax expense	$2,996,336	35.0%	$1,373,950	35.0%	$2,509,414	35.0%
Effect of graduated tax rates interest	(81,732)	(1.0)	(39,256)	(1.0)	(71,698)	(1.0)
Tax exempt income, net	(502,639)	(5.9)	(360,351)	(9.2)	(231,370)	(3.2)
Bank-owned life insurance	(269,286)	(3.1)	(234,667)	(6.0)	(213,388)	(3.0)
State income taxes, net of federal benefit	339,856	4.0	182,958	4.7	262,850	3.7
Other	(86,842)	(1.0)	(64,792)	(1.7)	26,393	0.4

	$2,395,693	28.0%	$857,842	21.8%	$2,282,201	31.8%

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The adoption of FIN 48 had no impact on the Company’s consolidated financial statements.
The aggregate amount of unrecognized tax benefits included in liabilities was as follows:

Balance at January 1, 2007	$635,617
Impact of tax positions taken during 2007	150,368
Gross decrease related to tax positions taken prior to 2007	(210)
Gross increase related to tax positions taken prior to 2007	35,646
Reduction as a result of a lapse of the applicable statute of limitations	(3,449)

Balance at December 31, 2007	$817,972

All unrecognized tax benefits, if recognized, would affect the effective tax rate. The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At December 31, 2007 and 2006, accrued interest on uncertain tax positions was approximately $139,000 and $104,000, respectively. Estimated interest related to the underpayment of income taxes is classified as a component of Income Taxes in the Statement of Income and totaled $35,000 for the twelve months ended December 31, 2007.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11. Federal and State Income Taxes (Continued)
The Company’s federal income tax returns are open and subject to examination from the 2004 tax return year and forward. Various state franchise and income tax returns are generally open from the 2003 and later tax return years based on individual state statute of limitations. M2 Lease Funds currently is under audit from the Internal Revenue Service for its 2005 tax year.
The net deferred tax assets included with other assets on the consolidated balance sheets consisted of the following as of December 31, 2007 and 2006:

	2007	2006

Deferred tax assets:
Compensation	$2,241,883	$1,859,693
Loan/lease losses	4,151,989	3,732,247
Other	132,863	30,066

	6,526,735	5,622,006

Deferred tax liabilities:
Net unrealized gains on securities available for sale	1,740,646	4,651
Premises and equipment	3,033,744	1,532,501
Investment accretion	32,493	33,101
Deferred loan origination fees, net	10,706	136,068
Other	129,714	127,865

	4,947,303	1,834,186

Net deferred tax asset	$1,579,432	$3,787,820

The change in deferred income taxes was reflected in the consolidated financial statements as follows for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005

Provision for income taxes	$472,393	$(394,934)	$(109,452)
Statement of stockholders’ equity-accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale, net	1,735,995	327,647	(730,794)

	$2,208,388	$(67,287)	$(840,246)

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12. Employee Benefit Plans
The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee’s compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. Company contributions for the years ended December 31, 2007, 2006, and 2005 were as follows:

	2007	2006	2005

Matching contribution	$719,529	$674,786	$557,299
Discretionary contribution	101,900	52,300	90,100

	$821,429	$727,086	$647,399

The Company has entered into nonqualified supplemental executive retirement plans (SERPs) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified plans. During the years ended December 31, 2007, 2006 and 2005, the Company expensed $594,794, $533,239, and $176,313, respectively, related to these plans. As of December 31, 2007 and 2006, the liability related to the SERPs was $1,438,346 and $843,552, respectively.
The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution varies by officer and is a maximum of between $10,000 and $20,000 annually. Interest on the deferred amounts is earned at The Wall Street Journal‘s prime rate subject to a minimum of 6% and a maximum of 12% with such limits differing by officer. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. During the years ended December 31, 2007, 2006 and 2005 the Company expensed $246,649, $169,015, and $124,562, respectively, related to the agreements. As of December 31, 2007 and 2006 the liability related to the agreements totals $1,307,879 and $1,009,230, respectively.
The Company has also entered into deferred compensation agreements with certain management officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution differs by officer and is a maximum between 4% and 10% of officer’s compensation. Interest on the deferred amounts is earned at The Wall Street Journal‘s prime rate plus one percentage point, and has a minimum of 4% and shall not exceed 8%. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. During the years ended December 31, 2007, 2006 and 2005, the Company expensed $164,966, $98,674, and $44,111, respectively related to the agreements. As of December 31, 2007 and 2006, the liability related to the agreements totaled $780,786 and $445,206, respectively.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 13. Stock-Based Compensation
Stock-based compensation expense, calculated in accordance with the provisions of SFAS 123, was reflected in the consolidated financial statements as follows for the years ended December 31, 2007 and 2006. Prior to January 1, 2006, the Company accounted for its stock compensation plans in accordance with APB Opinion No. 25, and related interpretations.

	2007	2006

Stock option and incentive plans	$295,763	$246,340
Stock purchase plan	48,033	39,011
Stock appreciation rights	(322,448)	(114,226)

	$21,348	$171,125

Stock option and incentive plans:
The Company’s Board of Directors and its stockholders adopted in June 1993 the QCR Holdings, Inc. Stock Option Plan (Stock Option Plan). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of incentive stock options or nonqualified stock options granted under the Stock Option Plan. All of the options have been granted under this plan, and on June 30, 2003, the plan expired. The Company’s Board of Directors adopted in November 1996 the QCR Holdings, Inc. 1997 Stock Incentive Plan (1997 Stock Incentive Plan). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 1997 Stock Incentive Plan. As of December 31, 2006, there are no remaining options available for grant under this plan. The Company’s Board of Directors adopted in January 2004, and the stockholders approved in May 2004, the QCR Holdings, Inc. 2004 Stock Incentive Plan (2004 Stock Incentive Plan). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 2004 Stock Incentive Plan. As of December 31, 2007, there are 52,846 remaining options available for grant under this plan. The Stock Option Plan, the 1997 Stock Incentive Plan, and the 2004 Stock Incentive Plan (stock option plans) are administered by the Executive Committee appointed by the Board of Directors (Committee).
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
Notes to Consolidated Financial Statements
Note 13. Stock-Based Compensation (Continued)
A summary of the stock option plans as of December 31, 2007, 2006, and 2005 and changes during the years then ended is presented below:

	December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning	281,594	$14.43	252,658	$13.25	244,816	$11.56
Granted	74,650	16.67	54,650	18.73	34,400	21.08
Exercised	(19,069)	16.57	(16,221)	17.82	(25,335)	20.62
Forfeited	(5,098)	13.98	(9,493)	18.72	(1,223)	12.63

Outstanding, ending	332,077	15.25	281,594	14.43	252,658	13.25

Exercisable, ending	186,939		167,455		146,979

Weighted average fair value per option of options granted during the period	$5.80		$6.48		$8.99
A further summary of options outstanding as of December 31, 2007 is presented below:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$6.90	13,830	3.50	$6.90	13,830	$6.90
$7.00 to $7.13	33,650	3.26	7.01	33,650	7.01
$7.45 to $9.39	16,350	2.34	8.54	16,350	8.54
$9.87 to $11.64	31,679	3.76	10.34	31,169	10.33
$11.83 to $16.85	86,948	7.05	15.76	24,538	13.77
$17.00 to $18.60	50,600	7.75	18.06	15,261	18.37
$18.67 to $20.90	69,900	7.16	19.48	40,421	19.51
$21.00 to $22.00	29,120	7.17	21.28	11,720	21.28

	332,077			186,939

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 13. Stock-Based Compensation (Continued)
Stock purchase plan:
The Company’s Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of January 1, 2007 there were 101,682 shares of common stock available for issuance under the Purchase Plan. For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 90% of the fair market value at the date of the grant or the investment date. The investment date, as established by the Board of Directors of the Company, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in an offering period is $5,000. Additionally, the maximum percentage that any one participant can elect to contribute is 8% and 5% of his or her compensation for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, 20,328 shares were granted and 19,834 purchased. Shares granted during the year ended December 31, 2007 had a weighted average fair value of $2.36 per share.
Stock appreciation rights:
The 1997 Stock Incentive Plan and 2004 Stock Incentive Plan allow the granting of stock appreciation rights (SARs). SARs are rights entitling the grantee to receive cash equal to the fair market value of the appreciation in the market value of a stated number of shares from the date of grant. Like options, the number and exercise price of SARs granted is determined by the Committee. The SARs vest 20% per year, and the term of the SARs may not exceed 10 years from the date of the grant. As of December 31, 2007, 2006, and 2005 there were 86,325, 94,875, and 104,775 SARs, respectively, outstanding, with 86,325, 94,875, and 93,435, respectively, exercisable. As of December 31, 2007 and 2006 the liability related to the SARs totals $428,986 and $825,752, respectively.
A further summary of SARs is presented below:

	December 31, 2007		Liability Recorded for SARs
	SARs	SARs	December 31,
Grant Date Price	Outstanding	Exercisable	2007	2006

$6.90	30,900	30,900	$241,638	$360,912
$7.00	9,000	9,000	69,120	124,740
$9.11	—	—	—	58,928
$10.75	15,825	15,825	70,421	131,348
$11.83	4,425	4,425	16,594	30,754
$12.17	750	750	2,483	4,912
$14.22	25,425	25,425	28,730	114,158

	86,325	86,325	$428,986	$825,752

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Except as noted in (A) in the following table, management believes, as of December 31, 2007 and 2006, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.
As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the subsidiary banks’ categories. The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2007 and 2006 are also presented in the table (dollars in thousands).

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio

As of December 31, 2007:
Company:
Total risk-based capital	$127,901	10.48%	$97,617	>	8.0%	N/A		N/A

Tier 1 risk-based capital	105,524	8.65%	48,808	>	4.0%	N/A		N/A

Leverage ratio	105,524	7.42%	56,879	>	4.0%	N/A		N/A

Quad City Bank & Trust:
Total risk-based capital	$72,074	10.16%	$56,752	>	8.0%	$70,940	>	10.00%

Tier 1 risk-based capital	66,111	9.32%	28,376	>	4.0%	42,564	>	6.00%

Leverage ratio	66,111	7.86%	33,665	>	4.0%	42,081	>	5.00%

Cedar Rapids Bank & Trust:
Total risk-based capital	$31,941	10.32%	$24,760	>	8.0%	$30,950	>	10.00%

Tier 1 risk-based capital	28,140	9.09%	12,380	>	4.0%	18,570	>	6.00%

Leverage ratio	28,140	7.50%	15,012	>	4.0%	18,765	>	5.00%

Rockford Bank & Trust (A):
Total risk-based capital	$15,851	10.95%	$11,584	>	8.0%	$14,479	>	10.00%

Tier 1 risk-based capital	14,300	9.88%	5,792	>	4.0%	8,688	>	6.00%

Leverage ratio	14,300	9.77%	5,852	>	4.0%	7,315	>	5.00%

First Wisconsin Bank & Trust (B):
Total risk-based capital	$8,787	15.41%	$4,562	>	8.0%	$5,703	>	10.00%

Tier 1 risk-based capital	8,079	14.17%	2,281	>	4.0%	3,422	>	6.00%

Leverage ratio	8,079	13.08%	2,470	>	4.0%	3,088	>	5.00%

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14. Regulatory Capital Requirements and Restrictions on Dividends (Continued)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio

As of December 31, 2006:
Company:
Total risk-based capital	$114,784	10.46%	$87,827	>	8.0%	N/A		N/A

Tier 1 risk-based capital	90,176	8.21%	43,914	>	4.0	N/A		N/A

Leverage ratio	90,176	7.21%	50,031	>	4.0	N/A		N/A

Quad City Bank & Trust:
Total risk-based capital	$74,221	10.50%	$56,568	>	8.0%	$70,710	>	10.00%

Tier 1 risk-based capital	67,749	9.58%	28,284	>	4.0	42,426	>	6.00%

Leverage ratio	67,749	8.22%	32,971	>	4.0	41,214	>	5.00%

Cedar Rapids Bank & Trust:
Total risk-based capital	$28,331	10.25%	$22,109	>	8.0%	$27,637	>	10.00%

Tier 1 risk-based capital	25,104	9.08%	11,055	>	4.0	16,582	>	6.00%

Leverage ratio	25,104	7.66%	13,107	>	4.0	16,384	>	5.00%

Rockford Bank & Trust (A):
Total risk-based capital	$10,264	10.53%	$7,801	>	8.0%	$9,751	>	10.00%

Tier 1 risk-based capital	9,352	9.59%	3,901	>	4.0	5,851	>	6.00%

Leverage ratio	9,352	8.70%	4,298	>	4.0	5,373	>	5.00%

(A)	As a de novo bank, Rockford Bank & Trust cannot, without the prior consent of the Federal Reserve Bank, pay dividends until after the first three years of operations and two consecutive satisfactory CAMELS ratings. In addition, the Bank is required to maintain a tangible Tier I leverage ratio of at least 9% throughout its first three years of operations. At December 31, 2006, Rockford Bank & Trust did not maintain a tangible Tier 1 leverage ratio of at least 9%, which was corrected with an injection of capital from the Company. See Note 17(A). The de novo period for Rockford Bank & Trust expired on January 3, 2008.

(B)	As a de novo bank, First Wisconsin Bank & Trust cannot, without the prior consent of the Federal Reserve Bank, pay dividends until after the first three years of operations and two consecutive satisfactory CAMELS ratings. In addition, the Bank is required to maintain a tangible Tier 1 leverage ratio of at least 9% throughout its first three years of operations. The de novo period for First Wisconsin Bank & Trust will expire on February 20, 2010.
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

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 15. Earnings Per Common Share
The following information was used in the computation of basic and diluted earnings per common share for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005

Net income	$5,777,477	$2,802,205	$4,810,015
Less preferred stock dividends	1,072,000	164,373	—

Net income available to common stockholders	$4,705,477	$2,637,832	$4,810,015

Weighted average common shares outstanding	4,581,919	4,609,626	4,518,162
Weighted average common shares issuable upon exercise of stock options and under the Employee Stock Purchase Plan*	17,649	43,603	98,394

Weighted average common and common equivalent shares outstanding	4,599,568	4,653,229	4,616,556

*	Excludes anti-dilutive shares of 213,900, 138,814, and 49,950 at December 31, 2007, 2006 and 2005, respectively.
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
Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer. At December 31, 2007 and 2006 no amounts have been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 16. Commitments and Contingencies (Continued)
As of December 31, 2007 and 2006, commitments to extend credit aggregated $479,126,000 and $459,311,000, respectively. As of December 31, 2007 and 2006, standby letters of credit aggregated $15,245,000 and $18,629,000, respectively. Management does not expect that all of these commitments will be funded.
The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $6,507,583 and $6,186,632 as of December 31, 2007 and 2006, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as, breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $44,999,539 and $39,666,000 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2007 and 2006, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2007, 2006, and 2005. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.
Aside from cash on-hand and in-vault, the majority of the Company’s cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $14,000,000 and $7,000,000 as of December 31, 2007 and 2006, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.
In an arrangement with Goldman, Sachs and Company (Goldman Sachs), certain subsidiary banks offer a cash management program for select customers. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund distributed by Goldman Sachs. At December 31, 2007 and December 31, 2006, the Company had $47,133,788 and $23,482,000 and, respectively, of customer funds invested in this cash management program.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 17. Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2007
	March	June	September	December
	2007	2007	2007	2007

Total interest income	$19,942,071	$21,045,728	$22,102,454	$22,634,787
Total interest expense	11,607,731	12,232,724	12,790,693	12,724,946

Net interest income	8,334,340	8,813,004	9,311,761	9,909,841
Provision for loan losses	406,457	824,535	1,037,351	595,559
Noninterest income	3,127,829	3,598,743	3,858,490	3,507,914
Noninterest expenses	9,201,518	9,588,611	9,875,764	10,371,166

Income before income taxes and minority interest	1,854,194	1,998,601	2,257,136	2,451,030
Federal and state income taxes	500,566	545,049	646,281	703,797
Minority interest in income of consolidated subsidiary	90,942	142,947	17,046	136,856

Net income	$1,262,686	$1,310,605	$1,593,809	$1,610,377

Earnings per common share:
Basic	$0.22	$0.23	$0.29	$0.29
Diluted	0.22	0.23	0.29	0.29

	Year Ended December 31, 2006
	March	June	September	December
	2006	2006	2006	2006

Total interest income	$14,868,849	$16,222,226	$18,373,203	$19,338,748
Total interest expense	7,752,028	8,970,128	10,689,212	11,495,966

Net interest income	7,116,821	7,252,098	7,683,991	7,842,782
Provision for loan losses	543,844	351,736	728,678	1,659,984	(A)
Noninterest income	2,796,049	3,596,766	2,742,322	2,847,968
Noninterest expenses	8,193,513	8,682,140	9,007,578	8,785,753

Income before income taxes and minority interest	1,175,513	1,814,988	690,057	245,013
Federal and state income taxes	288,958	563,750	125,094	(119,960)
Minority interest in income of consolidated subsidiary	53,384	47,757	45,410	118,973

Net income	$833,171	$1,203,481	$519,553	$246,000

Earnings per common share:
Basic	$0.18	$0.26	$0.11	$0.02
Diluted	0.18	0.26	0.11	0.02
(A)	Fourth quarter 2006 net income was significantly impacted by the increased provision expense associated with the charge-off of $992,115 of a single commercial credit in our Milwaukee market. This action reduced fourth quarter after tax net income by $649,231 or $0.14 per common share.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 18. Parent Company Only Financial Statements
The following is condensed financial information of QCR Holdings, Inc. (parent company only):
Condensed Balance Sheets
December 31, 2007 and 2006

	2007	2006

Assets
Cash and due from banks	$1,390,032	$1,200,403
Interest-bearing deposits at financial institutions	170,145	158,919
Securities available for sale, at fair value	1,229,708	1,569,541
Investment in bank subsidiaries	122,478,056	104,410,202
Investment in nonbank subsidiaries	1,639,236	1,710,251
Other assets	4,865,810	3,022,677

Total assets	$131,772,987	$112,071,993

Liabilities and Stockholders’ Equity
Liabilities:
Other borrowings	$7,000,000	$3,500,000
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	2,622,195	1,604,413

Total liabilities	45,707,195	41,189,413

Stockholders’ Equity:
Preferred stock	568	268
Common stock	4,597,744	4,560,629
Additional paid-in capital	42,317,374	34,293,511
Retained earnings	36,338,566	32,000,213
Accumulated other comprehensive income	2,811,540	27,959

Total stockholders’ equity	86,065,792	70,882,580

Total liabilities and stockholders’ equity	$131,772,987	$112,071,993

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 18. Parent Company Only Financial Statements (Continued)
Condensed Statements of Income
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005

Total interest income	$218,795	$126,990	$48,991
Securities gains, net	—	—	50
Equity in net income of bank subsidiaries	8,905,497	5,521,908	6,491,611
Equity in net income of nonbank subsidiaries	215,849	369,964	405,220
Other	516,693	244,503	386,382

Total income	9,856,834	6,263,365	7,332,254

Interest expense	3,347,664	3,038,143	1,988,963
Salaries and employee benefits	1,417,738	1,264,543	778,402
Professional and data processing fees	677,874	388,136	508,237
Other	433,934	446,057	344,280

Total expenses	5,877,210	5,136,879	3,619,882

Income before income tax benefit	3,979,624	1,126,486	3,712,372

Income tax benefit	1,797,853	1,675,719	1,097,643

Net income	$5,777,477	$2,802,205	$4,810,015

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 18. Parent Company Only Financial Statements (Continued)
Condensed Statements of Cash Flows
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005

Cash Flows from Operating Activities:
Net income	$5,777,477	$2,802,205	$4,810,015
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Distributions in excess of (less than) earnings of:
Bank subsidiaries	2,094,503	(3,621,909)	(6,491,611)
Nonbank subsidiaries	69,656	(35,841)	28,893
Depreciation	2,633	2,500	3,877
Provision for loan losses	—	—	3,269
Gain on sale of other assets	(435,791)	—	—
Investment securities gains, net	—	—	(50)
Stock-based compensation expense	343,796	285,351	—
Tax benefit of nonqualified stock options exercised	—	—	125,993
(Increase) decrease in accrued interest receivable	142,974	(103,172)	26,788
(Increase) decrease in other assets	(3,314,476)	(243,954)	424,737
Increase (decrease) in other liabilities	912,670	101,394	(176,051)

Net cash (used in) provided by operating activities	5,593,442	(813,426)	(1,244,140)

Cash Flows from Investing Activities:
Net (increase) decrease in interest-bearing deposits at financial institutions	(11,226)	(63,192)	319,712
Purchase of securities available for sale	(24,857)	(13,675)	(167,736)
Proceeds from calls and maturities of securities	—	50,000	298,988
Proceeds from sale of other assets	500,000	—	—
Capital infusion, bank subsidiaries	(15,750,000)	(14,100,000)	(14,000,000)
Capital infusion, nonbank subsidiaries	—	(910,000)	(155,000)
Net loans repaid	—	—	22,084
Purchase of premises and equipment	(1,200)	—	(7,500)

Net cash used in investing activities	(15,287,283)	(15,036,867)	(13,689,452)

Cash Flows from Financing Activities:
Net increase (decrease) in other borrowings	3,500,000	(7,000,000)	4,500,000
Proceeds from issuance of junior subordinated debentures	—	10,310,000	5,155,000
Tax benefit of nonqualified stock options exercised	22,370	37,795	—
Payment of cash dividends on common and preferred stock	(1,334,012)	(363,143)	(360,598)
Proceeds from issuance of preferred stock, net	7,273,579	12,884,414	—
Proceeds from issuance of common stock, net	421,533	339,370	355,722

Net cash provided by financing activities	9,883,470	16,208,436	9,650,124

Net increase (decrease) in cash and due from banks	189,629	358,143	(5,283,468)

Cash and due from banks:
Beginning	1,200,403	842,260	6,125,728

Ending	$1,390,032	$1,200,403	$842,260

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
Other borrowings: The fair value for the wholesale repurchase agreements is estimated using rates currently available for debt with similar terms and remaining maturities. The fair value for variable rate other borrowings is equal to its carrying value.
Commitments to extend credit: The fair value of these commitments is not material.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 19. Fair Value of Financial Instruments (Continued)
The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2007 and 2006 are presented as follows:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and due from banks	$41,195,890	$41,195,890	$42,502,770	$42,502,770
Federal funds sold	6,620,000	6,620,000	2,320,000	2,320,000
Interest-bearing deposits at financial institutions	5,096,048	5,096,048	2,130,096	2,130,096
Investment securities:
Held to maturity	350,000	349,722	350,000	357,842
Available for sale	235,554,653	235,554,653	194,423,893	194,423,893
Loans/leases receivable, net	1,094,876,270	1,096,292,000	950,135,242	946,862,000
Accrued interest receivable	7,964,557	7,964,557	7,160,298	7,160,298
Deposits	929,427,218	932,165,000	875,447,267	874,762,000
Short-term borrowings	183,195,840	183,195,840	111,683,951	111,683,951
Federal Home Loan Bank advances	168,815,006	174,912,000	151,858,749	151,133,000
Other borrowings	47,690,122	48,550,000	3,761,636	3,761,636
Junior subordinated debentures	36,085,000	34,602,700	36,085,000	37,041,365
Accrued interest payable	4,774,551	4,774,551	4,696,214	4,696,214
Note 20. Business Segment Information
The Company’s business segments operate utilizing strong intercompany relationships, primarily with Quad City Bank & Trust. Cedar Rapids Bank & Trust, Rockford Bank & Trust and First Wisconsin Bank & Trust all look to Quad City Bank & Trust as their primary upstream correspondent bank. These relationships produce Federal funds activity, both purchases and sales, which result in intercompany interest income/expense, and intercompany deposit service fee/income expense, that is eliminated in segment reporting. At December 31, 2007, the net effect of this elimination to Quad City Bank & Trust’s net income was negative $406,000 for 2007. The reciprocal net effects of this elimination to net income were a positive $130,000 to Cedar Rapids Bank & Trust, a positive $132,000 to Rockford Bank & Trust and a positive $144,000 to First Wisconsin Bank & Trust. At December 31, 2006, the net effect of this elimination to Quad City Bank & Trust’s net income was negative $49,000 for 2006. The reciprocal net effects of this elimination to net income were a positive $42,000 to Cedar Rapids Bank & Trust and a positive $7,000 to Rockford Bank & Trust. At December 31, 2005, the negative net effect of this elimination to Quad City Bank & Trust’s net income was $98,000 for 2005. The reciprocal net effects to net income, at December 31, 2005, were a positive $152,000 to Cedar Rapids Bank & Trust and a negative $54,000 to Rockford Bank & Trust for the year.
Business segment information presented in the “All other” category includes the selected financial information for the parent-only entity and its 56% owned subsidiary, Velie Plantation Holding Company.
In 2007, the Company determined that its Leasing Services business segment (M2 Lease Funds) was more appropriately presented as consolidated into the Quad City Bank & Trust Commercial Banking business segment. Accordingly, the selected financial information was reclassified for the years ended December 31, 2006 and 2005.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 20. Business Segment Information (Continued)
Selected financial information on the Company’s business segments, with all inter-company accounts and transactions eliminated, is presented as follows for the years ended December 31, 2007, 2006, and 2005:

	Commercial Banking
	Quad Bank	Cedar Rapids	Rockford	First Wisconsin	Credit Card	Trust		Intercompany	Consolidated
	& Trust	Bank & Trust	Bank & Trust	Bank & Trust	Processing	Management	All other	Eliminations	Total
Twelve Months Ended December 31, 2007
Total Revenue	$58,138,479	$25,112,511	$8,434,430	$2,801,140	$1,731,992	$3,743,120	$764,114	$(907,770)	$99,818,016
Net Income	7,485,756	2,359,902	(849,961)	(1,165,738)	137,426	1,075,539	(3,137,543)	(127,904)	5,777,477
Total Assets	860,707,797	383,953,801	157,816,671	70,660,417	1,069,831	—	11,960,271	(9,604,446)	1,476,564,342
Depreciation	1,293,148	580,101	306,414	70,994	32,320	—	10,897	—	2,293,874
Capital Expenditures	898,150	926,492	111,847	265,164	39,847	—	19,528	—	2,261,028
Intangible Assets	3,222,688	—	—	887,542	—	—	—	—	4,110,230

Twelve Months Ended December 31, 2006
Total Revenue	$50,754,327	$20,535,062	$5,015,189	$—	$1,947,984	$3,049,440	$390,404	$(906,275)	$80,786,131
Net Income	5,588,203	1,634,451	(2,404,317)	—	295,529	703,570	(2,895,349)	(119,882)	2,802,205
Total Assets	826,583,341	342,574,303	107,234,480	—	1,311,990	—	10,133,185	(16,162,343)	1,271,674,956
Depreciation	1,492,127	615,561	192,686	—	33,331	—	61,469	—	2,395,174
Capital Expenditures	747,898	260,264	4,346,189	—	5,228	—	3,974,999	—	9,334,578
Intangible Assets	3,222,688	—	—	—	—	—	—	—	3,222,688

Twelve Months Ended December 31, 2005
Total Revenue	$38,186,234	$14,671,574	$1,163,172	$—	$1,782,452	$2,818,832	$482,711	$(344,203)	$58,760,772
Net Income	6,000,692	1,030,578	(1,243,441)	—	357,932	611,647	(2,039,527)	92,134	4,810,015
Total Assets	723,579,622	289,863,023	41,296,253	—	1,159,471	—	8,378,967	(21,663,808)	1,042,613,528
Depreciation	1,485,921	392,491	97,125	—	29,359	—	3,877	—	2,008,773
Capital Expenditures	1,825,188	6,170,123	1,744,149	—	32,533	—	7,500	—	9,779,493
Intangible Assets	3,222,688	—	—	—	—	—	—	—	3,222,688

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2007. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.
McGladrey & Pullen, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007, which is included following in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
QCR Holdings, Inc.
We have audited QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QCR Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, QCR Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007 of QCR Holdings, Inc. and subsidiaries and our report dated March 4, 2008 expressed an unqualified opinion.
/s/ McGladrey & Pullen, LLP
March 4, 2008

Changes in Internal Control over Financial Reporting. During 2005, the Company underwent a comprehensive effort to ensure compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Continuing enhancements to the Company’s control environment were made during 2007 as part of the Company’s ongoing efforts to improve internal control over financial reporting. There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this report that have materially effected, or are reasonably likely to affect the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is set forth in the 2008 Proxy Statement, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item is set forth under the caption “Executive Compensation” in the 2008 Proxy Statement, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” in the 2008 Proxy Statement, and is incorporated herein by reference, or is presented below.
Equity Compensation Plan Information
The table below sets forth the following information as of December 31, 2007 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:
(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average exercise	future issuance under
	exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	336,450	$15.22	134,200	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	336,450	$15.22	134,200	(1)

(1)	Includes 81,354 shares available under the QCR Holdings, Inc. Employee Stock Purchase Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners,” “Corporate Governance and the Board of Directors,” and “Transactions with Management and Directors” in the 2008 Proxy Statement, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm” in the 2008 Proxy statement and is incorporated herein by reference.
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
(a) 3. Exhibits
The following exhibits are either filed as a part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit Number.	Exhibit Description

3.1	Certificate of Incorporation of QCR Holdings, Inc., as amended (incorporated herein by reference to Exhibit 3(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.2	Bylaws of QCR Holdings, Inc. (incorporated herein by reference to Exhibit 99.1 of the Registrant’s Form 8-K dated December 20, 2007).

4.1	Specimen Stock Certificate of QCR Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 of Registrant’s Form SB-2, File No. 33-67028).

4.2	Registration of Preferred Share Purchase Rights of QCR Holdings, Inc. (incorporated by reference to Item 1. of Registrant’s form 8-A12G, File No. 000-22208).

4.3	Certificate of Designation of Series of Preferred Stock of QCR Holdings, Inc., Statement of Description of Rights, Preferences and Limitations of Series B Non-Cumulative Perpetual Preferred Stock (incorporated herein by reference to Exhibit 99.1 of Registrant’s Form 8-K dated November 3, 2006).

4.4	Designation of Rights, Preferences and Limitations of Series C Non-Cumulative Perpetual Preferred Stock of QCR Holdings, Inc. (incorporated herein by reference to Exhibit 99.1 of Registrant’s Form 8-K dated December 28, 2007).

10.1	Employment Agreement between QCR Holdings, Inc., Quad City Bank and Trust Company and Michael A. Bauer dated January 1, 2004 (incorporated herein by reference to Exhibit 10(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.2	Employment Agreement between QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated January 1, 2004 (incorporated herein by reference to Exhibit 10(ii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.3	Executive Deferred Compensation Agreement between Quad City Bank and Trust Company and Michael A. Bauer dated January 1, 2004 (incorporated herein by reference to Exhibit 10(iii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.4	Executive Deferred Compensation Agreement between Quad City Bank and Trust Company and Douglas M. Hultquist dated January 1, 2004 (incorporated herein by reference to Exhibit 10(iv) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.5	Lease Agreement between Quad City Bank and Trust Company and 56 Utica L.L.C. (incorporated herein by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended June 30, 2000).

10.6	Employment Agreement between Quad City Bank and Trust Company and Larry J. Helling dated January 1, 2004 (incorporated herein by reference to Exhibit 10(vi) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit Number.	Exhibit Description

10.7	Executive Deferred Compensation Agreement for Todd A. Gipple, Executive Vice President and Chief Financial Officer of QCR Holdings, Inc. dated January 1, 2004 (incorporated herein by reference to Exhibit 10(viii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.8	Executive Deferred Compensation Agreement for Larry J. Helling, President and Chief Executive Officer of Cedar Rapids Bank and Trust Company dated January 1, 2004 (incorporated herein by reference to Exhibit 10(ix) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.9	Employment Agreement between QCR Holdings, Inc. and Todd A. Gipple dated January 1, 2004 (incorporated herein by reference to Exhibit 10(xi) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10	QCR Holdings, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 5.1 of Registrant’s Form S-8, file No. 333-101356).

10.11	Dividend Reinvestment Plan of QCR Holdings, Inc. (incorporated herein by reference to Exhibit 5.1 of Registrant’s Form S-3, File No. 333-102699).

10.12	Indenture by and between QCR Holdings, Inc. / QCR Holdings Statutory Trust II and U.S. Bank National Association, as debenture and institutional trustee, dated February 18, 2004 (incorporated herein by reference to Exhibit 10(i) of Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004).

10.13	Indenture by and between QCR Holdings, Inc. / QCR Holdings Statutory Trust III and U.S. Bank National Association, as debenture and institutional trustee, dated February 18, 2004 (incorporated herein by reference to Exhibit 10(ii) of Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004).

10.14	Employment Agreement between QCR Holdings, Inc. and Thomas Budd dated June 2004 (incorporated herein by reference to Exhibit 10(i) of Registrant’s Quarterly Report on Form 10Q for the period ended June 30, 2004).

10.15	Employment Agreement between QCR Holdings, Inc. and Shawn Way dated June 2004 (incorporated herein by reference to Exhibit 10(ii) of Registrant’s Quarterly Report on Form 10Q for the period ended June 30, 2004).

10.16	Lease Agreement between Quad City Bank and Trust Company and 127 North Wyman Development, L.L.C. dated November 3, 2004 (incorporated herein by reference to Exhibit 10(i) of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.17	2004 Stock Incentive Plan of QCR Holdings, Inc. (incorporated herein by reference to Exhibit B of Registrant’s Form Pre 14A, filed March 5, 2004, File No. 000-22208).

10.18	Director Compensation Schedule of QCR Holdings, Inc. (incorporated herein by reference to Registrant’s Form 8-K, filed February 2, 2005, file No. 000-22208).

10.19	Non-Qualified Supplemental Executive Retirement Agreement between Quad City Bank and Trust Company and Certain Key Executives dated February 1, 2004 (incorporated herein by reference to Exhibit 10.20 of Registrant’s Annual Report on form 10-K for the year ended December 31, 2004).

Exhibit Number.	Exhibit Description

10.20	Non-Qualified Supplemental Executive Retirement Agreement between Cedar Rapids Bank and Trust Company and Certain Key Executives dated February 1, 2004 (incorporated herein by reference to Exhibit 10(xxi) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.21	Executive Deferred Compensation Agreement between QCR Holdings, Inc. and Thomas Budd dated July 15, 2004 (incorporated herein by reference to Exhibit 10(xxii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.22	Deferred Income Plan of Quad City Holdings, Inc. (incorporated herein by reference to Exhibit 99.1 of Registrant’s Form S-8, filed October 21, 1997, File No. 333-38341).

10.23	Stock Option Plan of Quad City Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 of Registrant’s Form SB-2, File No. 33-67028).

10.24	1997 Stock Incentive Plan of Quad City Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 of Registrant’s Form S-8, File No. 333-87229).

10.25	Indenture by and between QCR Holdings, Inc./QCR Holdings Statutory Trust IV and Wells Fargo Bank, National Association, as debenture and institutional trustee, dated May 4, 2005 (incorporated herein by reference to Exhibit 10(i) of Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2005).

10.26	Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht dated August 26, 2005 (incorporated herein by reference to Exhibit 10(i) of Registrant’s Quarterly Report on Form 10Q for the quarter ended September 30, 2005).

10.27	Indenture by and between QCR Holdings, Inc./QCR Holdings Statutory Trust V and Wells Fargo Bank, National Association, as debenture and institutional trustee, dated February 24, 2006 (incorporated herein by reference to Exhibit 10.27 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 2005).

10.28	Employment Agreement by and between QCR Holdings, Inc., Quad City Bank and Trust Company and Michael A. Bauer, as amended and restated March 21, 2006 (incorporated herein by reference to Exhibit 10(i) of Registrant’s Form 8-K dated March 24, 2006).

10.29	Amendment Number One to the Non-Qualified Supplemental Executive Retirement Agreement by and between Quad City Bank and Trust Company and Michael A. Bauer, dated March 21, 2006 (incorporated herein by reference to Exhibit 10(ii) of Registrant’s Form 8-K dated March 24, 2006).

10.30	Quad City Bank and Trust Company Executive Deferred Compensation Agreement by and between Quad City Bank and Trust Company and Michael A. Bauer, as amended and restated on March 21, 2006 (incorporated herein by reference to Exhibit 10(iii) of Registrant’s Form 8-K dated March 24, 2006).

10.31	Employment Agreement by and between QCR Holdings, Inc., Quad City Bank and Trust Company and Michael A. Bauer, as amended and restated December 14, 2006 (incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 2006).

21.1	Subsidiaries of QCR Holdings, Inc. (exhibit is being filed herewith).

Exhibit Number.	Exhibit Description

23.1	Consent of Independent Registered Public Accounting Firm — McGladrey & Pullen, LLP (exhibit is being filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.

Dated: March 4, 2008	By:	/s/ Douglas M. Hultquist Douglas M. Hultquist
President and Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Brownson James J. Brownson	Chairman of the Board of Directors	March 4, 2008

/s/ Douglas M. Hultquist Douglas M. Hultquist	President, Chief Executive Officer and Director	March 4, 2008

/s/ Patrick S. Baird Patrick Baird	Director	March 4, 2008

/s/ Michael A. Bauer Michael A. Bauer	Director	March 4, 2008

/s/ Larry J. Helling Larry J. Helling	Director	March 4, 2008

/s/ Mark C. Kilmer Mark C. Kilmer	Director	March 4, 2008

/s/ John K. Lawson John K. Lawson	Director	March 4, 2008

/s/ Charles M. Peters Charles M. Peters	Director	March 4, 2008

/s/ Ronald G. Peterson Ronald G. Peterson	Director	March 4, 2008

/s/ John A. Rife John A. Rife	Director	March 4, 2008

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.

Dated: March 4, 2008	By:	/s/ Douglas M. Hultquist Douglas M. Hultquist
President and Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

	Chairman of the Board of Directors	March 4, 2008
James J. Brownson

	President, Chief Executive	March 4, 2008
Douglas M. Hultquist	Officer and Director

	Director	March 4, 2008
Patrick Baird

	Director	March 4, 2008
Michael A. Bauer

	Director	March 4, 2008
Larry J. Helling

	Director	March 4, 2008
Mark C. Kilmer

	Director	March 4, 2008
John K. Lawson

	Director	March 4, 2008
Charles M. Peters

	Director	March 4, 2008
Ronald G. Peterson

	Director	March 4, 2008
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
     The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2007, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.
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
The Banks
     Quad City Bank and Trust Company (“Quad City Bank & Trust”) and Cedar Rapids Bank and Trust Company (“Cedar Rapids Bank & Trust”) are chartered under Iowa law (collectively, the “Iowa Banks”); Rockford Bank and Trust Company (“Rockford Bank & Trust”) is chartered under Illinois law; and First Wisconsin Bank and Trust Company (“First Wisconsin Bank & Trust”) is chartered under Wisconsin law (collectively, the “Banks”). The deposit accounts of the Banks are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations. The Banks are also members of the Federal Reserve System (“member banks”).
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
     Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.05% to 0.43% of total deposits (subject to adjustment by the FDIC and the application of assessment credits, if any, issued by the FDIC in 2007).
     FICO Assessments. The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2007, the FICO assessment rate was approximately 0.01% of deposits.
     Supervisory Assessments. Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. The amount of the assessment payable by each Bank is calculated on the basis of that Bank’s total assets. During the year ended December 31, 2007, the Iowa Banks paid supervisory assessments to the Iowa Superintendent totaling $134 thousand, Rockford Bank & Trust paid supervisory assessments to the Illinois DFPR totaling $36 thousand and First Wisconsin Bank & Trust paid supervisory assessments to the Wisconsin DFI totaling $1 thousand.
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
     The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, regulations of the Federal Reserve provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Both the Illinois DFPR’s order issuing a charter to Rockford Bank & Trust and the FDIC’s approval of deposit insurance for the bank were conditioned upon it maintaining a Tier 1 capital to assets ratio of not less than 8% until January 3, 2008; and the Federal Reserve’s approval of Rockford Bank & Trust’s application to become a member bank was conditioned upon the bank maintaining a Tier 1 capital to assets ratio of not less than 9% until January 3, 2008. In addition, the Federal Reserve conditioned its approval of the Company’s acquisition of First Wisconsin Bank & Trust upon the bank’s maintenance of a tangible leverage ratio in excess of 9% through the year 2009.
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
     As of December 31, 2007: (i) neither of the Iowa Banks was subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Iowa Banks exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) each of the Iowa Banks was “well-capitalized,” as defined by Federal Reserve regulations. As of December 31, 2007, Rockford Bank & Trust (i) met the capital to assets ratios established by the Illinois DFPR, the FDIC and the Federal Reserve; and (ii) was “well-capitalized,” as defined by Federal Reserve regulations. As of December 31, 2007, First Wisconsin Bank & Trust (i) maintained a tangible leverage ratio in excess of 9%; and (ii) was “well-capitalized,” as defined by Federal Reserve regulations.
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
     The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Iowa Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2007. As of December 31, 2007, approximately $2.1 million would have been available to be paid as dividends by the Iowa Banks. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Banks if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.
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
     Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $43.9 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $43.9 million, the reserve requirement is $1.038 million plus 10% of the aggregate amount of total transaction accounts in excess of $43.9 million. The first $9.3 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Banks are in compliance with the foregoing requirements.

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

I.	Distribution of Assets, Liabilities and Stockholders Equity; Interest Differential
     A. and B. Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

	Years Ended December 31,
	2007			2006			2005
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost	Balance	or Paid	Cost
	(Dollars in Thousands)
ASSETS
Interest earnings assets:
Federal funds sold	$5,450	$248	4.55%	$10,230	$475	4.64%	$6,256	$206	3.29%
Interest-bearing deposits at financial institutions	6,142	346	5.63	6,440	320	4.97	3,583	129	3.60
Investment securities (1)	209,670	10,987	5.24	185,468	8,381	4.52	159,467	6,224	3.90
Gross loans/leases receivable (2)	1,019,830	74,679	7.32	855,872	60,098	7.02	682,858	42,427	6.21

Total interest earning assets	1,241,092	86,260	6.95	1,058,010	69,274	6.55	852,164	48,986	5.75
Noninterest-earning assets:
Cash and due from banks	$37,439			$35,318			$29,576
Premises and equipment, net	31,879			27,755			23,016
Less allowance for estimated losses on loans/leases	(11,362)			(9,780)			(9,048)
Other	52,433			42,234			39,198

Total assets	$1,351,481			$1,153,537			$934,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$310,469	11,082	3.57%	$272,484	9,082	3.33%	$198,359	3,356	1.69%
Savings deposits	31,302	651	2.08	32,065	703	2.19	22,823	264	1.16
Time deposits	413,620	20,568	4.97	380,524	17,280	4.54	299,673	9,222	3.08
Short-term borrowings	143,785	5,390	3.75	97,580	3,169	3.25	98,089	2,183	2.23
Federal Home Loan Bank advances	160,474	7,237	4.51	135,282	5,609	4.15	107,927	4,168	3.86
Junior subordinated debentures	36,085	2,623	7.27	34,796	2,490	7.16	23,842	1,587	6.66
Other borrowings	31,398	1,806	5.75	9,456	574	6.07	11,074	501	4.52

Total interest-bearing liabilities	1,127,133	49,357	4.38	962,187	38,907	4.04	761,787	21,281	2.79
Noninterest-bearing demand	128,234			119,561			108,116
Other noninterest-bearing liabilities	21,098			14,026			12,353
Total liabilities	1,276,465			1,095,774			882,256
Stockholders’ equity	75,018			57,763			52,650

Total liabilities and stockholders’ equity	$1,351,483			$1,153,537			$934,906

Net interest income		$36,903			$30,367			$27,705

Net interest spread			2.57%			2.51%			2.95%

Net interest margin			2.97%			2.87%			3.25%

Ratio of average interest earning assets to average interest- bearing liabilities	110.11%			109.96%			111.86%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable.

     C. Analysis of Changes of Interest Income/Interest Expense
For the years ended December 31, 2007, 2006 and 2005

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Year	Rate	Volume
	2007 vs. 2006
	(Dollars in Thousands)
INTEREST INCOME
Federal funds sold	$(226)	$(8)	$(218)
Interest-bearing deposits at other financial institutions	27	43	(16)
Investment securities (2)	2,575	1,403	1,172
Gross loans/leases receivable (2) (3)	14,580	2,664	11,916

Total change in interest income	$16,956	$4,102	$12,854

INTEREST EXPENSE
Interest-bearing demand deposits	$2,000	$674	$1,326
Savings deposits	(52)	(35)	(17)
Time deposits	3,288	1,717	1,571
Short-term borrowings	2,221	546	1,675
Federal Home Loan Bank advances	1,628	521	1,107
Junior subordinated debentures	133	40	93
Other borrowings	1,232	(32)	1,264

Total change in interest expense	$10,450	$3,431	$7,019

Total change in net interest income	$6,506	$671	$5,835

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Year	Rate	Volume
	2006 vs. 2005
	(Dollars in Thousands)
INTEREST INCOME
Federal funds sold	$269	$105	$164
Interest-bearing deposits at other financial institutions	191	62	129
Investment securities (2)	2,158	1,062	1,096
Gross loans/leases receivable (2) (3)	17,670	5,996	11,674

Total change in interest income	$20,288	$7,225	$13,063

INTEREST EXPENSE
Interest-bearing demand deposits	$5,726	$4,134	$1,592
Savings deposits	439	302	137
Time deposits	8,058	5,141	2,917
Short-term borrowings	986	997	(11)
Federal Home Loan Bank advances	1,441	325	1,116
Junior subordinated debentures	903	127	776
Other borrowings	73	153	(80)

Total change in interest expense	$17,626	$11,179	$6,447

Total change in net interest income	$2,662	$(3,954)	$6,616

(1)	The column “increase/decrease from prior year” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate in each year presented.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable.

II. Investment Portfolio
A. Investment Securities
The following tables present the amortized cost and fair value of investment securities as of December 31, 2007, 2006 and 2005.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(Dollars in Thousands)
December 31, 2007

Securities held to maturity:
Other bonds	$350	$—	$—	$350

Totals	$350	$—	$—	$350

Securities available for sale:
U.S. Treasury securities	$3,303	$59	$—	$3,362
U.S. gov’t.sponsored agency securities	197,714	4,032	(28)	201,718
Mortgage-backed securities	1,600	6	(8)	1,598
Municipal securities	25,119	490	(39)	25,570
Corporate securities	1,865	12	—	1,877
Trust preferred securities	200	—	—	200
Other securities	1,201	64	(35)	1,230

Totals	$231,002	$4,663	$(110)	$235,555

December 31, 2006

Securities held to maturity:
Other bonds	$350	$8	$—	$358

Totals	$350	$8	$—	$358

Securities available for sale:
U.S. Treasury securities	$2,107	$4	$—	$2,111
U.S. gov’t.sponsored agency securities	157,623	199	(843)	156,979
Mortgage-backed securities	2,084	—	(52)	2,032
Municipal securities	28,584	372	(79)	28,877
Corporate securities	2,367	28	—	2,395
Trust preferred securities	450	11	—	461
Other securities	1,176	400	(7)	1,569

Totals	$194,391	$1,014	$(981)	$194,424

December 31, 2005

Securities held to maturity:
Other bonds	$150	$5	$—	$155

Totals	$150	$5	$—	$155

Securities available for sale:
U.S. Treasury securities	$100	$—	$—	$100
U.S. gov’t.sponsored agency securities	150,115	55	(1,630)	148,540
Mortgage-backed securities	2,720	4	(54)	2,670
Municipal securities	18,485	368	(40)	18,813
Corporate securities	4,672	72	(2)	4,742
Trust preferred securities	850	69	—	919
Other securities	6,163	373	(105)	6,431

Totals	$183,105	$941	$(1,831)	$182,215

B. Investment Securities, Maturities, and Yields
The following table presents the maturity of securities held on December 31, 2007 and the weighted average stated coupon rates by range of maturity:

		Weighted
	Amortized	Average
	Cost	Yield
	(Dollars in Thousands)
U.S. Treasury securities:
Within 1 year	1,199	4.06%
After 1 but within 5 years	2,104	4.88%

Total	$3,303	4.58%

U.S. Gov’t.Sponsored Agency securities:
Within 1 year	$37,150	3.92%
After 1 but within 5 years	33,120	5.25%
After 5 but within 10 years	94,094	5.48%
After 10 years	33,350	5.57%

Total	$197,714	5.16%

Mortgage-backed securities:
Within 1 year	$533	4.30%
After 1 but within 5 years	834	4.53%
After 5 but within 10 years	233	6.00%

Total	$1,600	4.67%

Municipal securities:
Within 1 year	$1,858	4.35%
After 1 but within 5 years	5,996	4.90%
After 5 but within 10 years	7,310	4.55%
After 10 years	9,955	4.09%

Total	$25,119	4.44%

Corporate securities:
Within 1 year	$1,865	6.20%

Trust preferred securities:
After 10 years	$200	7.80%

Other bonds:
After 1 but within 5 years	200	5.46%
After 5 but within 10 years	150	5.48%

Total	$350	5.47%

Other securities with no maturity or stated face rate	$1,201

III. Loan/Lease Portfolio
A. Types of Loans/Leases The composition of the loan/lease portfolio is presented as follows:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Real estate loans held for sale — residential mortgage	$6,508	$6,187	$2,632	$3,499	$3,790

Real estate loans — residential mortgage	69,244	68,913	54,125	52,423	29,604
Real estate loans — construction	8,787	6,534	2,811	3,608	2,254
Commercial loans	368,170	396,599	323,732	286,419	239,309
Commercial real estate loans	499,486	350,339	269,730	246,098	196,036
Direct financing leases	67,223	52,628	34,911	—	—
Installment and other consumer loans	85,931	78,058	67,090	55,736	50,984

Total loans/leases	$1,105,349	$959,258	$755,031	$647,783	$521,977

Deferred loan/lease origination costs (fees), net	1,551	1,489	1,223	568	494
Less allowance for estimated losses on loans/leases	(12,024)	(10,612)	(8,884)	(9,262)	(8,643)

Net loans/leases	$1,094,876	$950,135	$747,370	$639,089	$513,828

III. Loan/Lease Portfolio
B. Maturities and Sensitivities of Loans/Leases to Changes in Interest Rates

				Maturities After One Year
At December 31, 2007	Due in one	Due after one	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	interest rates	interest rates
		(Dollars in Thousands)
Real estate loans held for sale — residential mortgage	$—	$—	$6,508	$6,508	$—

Real estate loans — residential mortgage	2,413	331	66,500	14,452	52,379
Real estate loans — construction	8,787	—	—	—	—
Commercial loans	147,484	168,630	52,056	166,389	54,297
Commercial real estate loans	139,297	243,777	116,412	307,571	52,618
Direct financing leases	2,723	48,965	15,535	64,500	—
Installment and other consumer loans	31,076	47,141	7,714	36,299	18,556

Total loans/leases	$331,780	$508,844	$264,725	$595,719	$177,850

				Maturities After One Year
At December 31, 2006	Due in one	Due after one	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	interest rates	interest rates
		(Dollars in Thousands)
Real estate loans held for sale — residential mortgage	$—	$—	$6,187	$6,187	$—

Real estate loans — residential mortgage	2,962	159	65,792	14,837	51,114
Real estate loans — construction	6,534	—	—	—	—
Commercial loans	134,874	198,175	63,550	216,415	45,310
Commercial real estate loans	119,173	175,036	56,130	191,146	40,020
Direct financing leases	1,891	30,565	20,172	50,737	—
Installment and other consumer loans	30,429	43,761	3,868	32,892	14,737

Total loans/leases	$295,863	$447,696	$215,699	$512,214	$151,181

III. Loan/Lease Portfolio
C. Risk Elements
1. Nonaccrual, Past Due and Restructured Loans/Leases
The following tables represent Nonaccrual, Past Due, Renegotiated Loans/Leases, and other Real Estate Owned:

	December 31,
	2007	2006	2005	2004	2003
		(Dollars in Thousands)
Loans/leases accounted for on nonaccrual basis	$6,488	$6,538	$2,579	$7,608	$4,204
Accruing loans/leases past due 90 days or more	500	755	604	1,133	756
Other real estate owned	496	93	545	1,925	—
Troubled debt restructurings	—	—	—	—	—

Totals	$7,484	$7,386	$3,728	$10,666	$4,960

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
3. Foreign Outstandings. None.
4. Loan/Lease Concentrations. At December 31, 2007, there was a single concentration of loans/leases exceeding 10%, which is not otherwise disclosed in Item III. A. That concentration is Lessors of Non-Residential Buildings & Dwellings at 16.5%.
D. Other Interest-Bearing Assets
There are no interest-bearing assets required to be disclosed here.

IV. Summary of Loan/Lease Loss Experience
A. Analysis of the Allowance for Estimated Losses on Loans/Leases
The following tables summarize activity in the allowance for estimated losses on loans/leases of the Company:

	Years ended
	December 31,
	2007	2006	2005	2004	2003
		(Dollars in Thousands)
Average amount of loans/leases outstanding, before allowance for estimated losses on loans/leases	$1,019,830	$855,872	$682,858	$587,450	$480,314

Allowance for estimated losses on loans/leases:
Balance, beginning of fiscal period	$10,612	$8,884	$9,262	$8,643	$6,879
Charge-offs:
Commercial	(1,401)	(1,415)	(1,530)	(624)	(1,777)
Real Estate	(174)	(45)	(160)	(49)	—
Installment and other consumer	(469)	(460)	(356)	(292)	(298)

Subtotal charge-offs	(2,044)	(1,920)	(2,046)	(965)	(2,075)

Recoveries:
Commercial	327	262	245	137	192
Real Estate	173	52	25	—	—
Installment and other consumer	92	50	87	75	242

Subtotal recoveries	592	364	357	212	434

Net charge-offs	(1,452)	(1,556)	(1,689)	(753)	(1,641)
Provision charged to expense	2,864	3,284	877	1,372	3,405
Acquisition of M2 Lease Funds, LLC	—	—	434	—	—

Balance, end of fiscal year	$12,024	$10,612	$8,884	$9,262	$8,643

Ratio of net charge-offs to average loans/leases outstanding	0.14%	0.18%	0.25%	0.13%	0.34%

B. Allocation of the Allowance for Estimated Losses on Loans/Leases
The following tables present the allowance for the estimated losses on loans/leases by type of loans/leases and the percentage of loans/leases in each category to total loans/leases:

	December 31, 2007		December 31, 2006		December 31, 2005
		% of Loans/Leases		% of Loans/Leases		% of Loans
	Amount	to Total Loans/Leases	Amount	to Total Loans/Leases	Amount	to Total Loans
			(Dollars in Thousands)
Real estate loans held for sale — residential mortgage	$46	0.59%	$67	0.64%	$16	0.35%

Real estate loans — residential mortgage	486	6.26	356	7.18	250	7.17
Real estate loans — construction	62	0.79	40	0.68	12	0.37
Commercial loans	5,148	33.31	4,465	41.35	3,999	35.72
Commercial real estate loans	4,214	45.19	3,943	36.52	3,332	42.88
Direct financing leases	874	6.09	805	5.49	546	4.62
Installment and other consumer loans	1,184	7.77	920	8.14	725	8.89
Unallocated	10	NA	16	NA	4	NA

Total	$12,024	100.00%	$10,612	100.00%	$8,884	100.00%

	December 31, 2004		December 31, 2003
		% of Loans		% of Loans
	Amount	to Total Loans	Amount	to Total Loans
		(Dollars in Thousands)
Real estate loans held for sale — residential mortgage	$17	0.54%	$4	0.73%

Real estate loans — residential mortgage	205	8.09	272	5.67
Real estate loans — construction	21	0.56	11	0.43
Commercial loans	4,532	44.22	4,222	45.84
Commercial real estate loans	3,891	37.99	3,454	37.56
Installment and other consumer loans	591	8.60	678	9.77
Unallocated	5	NA	2	NA

Total	$9,262	100.00%	$8,643	100.00%

V. Deposits.
The average amount of and average rate paid for the categories of deposits for the years ended December 31, 2007, 2006, and 2005 are discussed in the consolidated average balance sheets and can be found on pages B-2 and B-3 of Appendix B.
Included in interest bearing deposits at December 31, 2007 were certificates of deposit totaling $244,830,326 that were $100,000 or greater. Maturities of these certificates were as follows:

December 31,
2007
(Dollars in Thousands)
One to three months	$97,555
Three to six months	59,727
Six to twelve months	32,365
Over twelve months	55,183

Total certificates of deposit greater than $100,000	$244,830

     VI. Return on Equity and Assets.
The following tables present the return on assets and equity and the equity to assets ratio of the Company:

	Years ended
	December 31,
	2007	2006	2005
	(Dollars in Thousands)
Average total assets	$1,351,481	$1,153,537	$934,906
Average equity	75,018	57,763	52,650
Net income	5,777	2,802	4,810
Return on average assets	0.43%	0.24%	0.51%
Return on average common equity	9.31%	5.02%	9.14%
Return on average total equity	7.70%	4.85%	9.14%
Dividend payout ratio	7.77%	14.04%	7.55%
Average equity to average assets ratio	5.55%	5.01%	5.63%
VII. Short Term Borrowings.
The information requested is disclosed in Note 7 to the December 31, 2007 Consolidated Financial Statements.