Form 10-Q
period 2008-03-31
QCR HOLDINGS INC
filed 2008-05-12
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 1, 2008, the Registrant had outstanding 4,612,374 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES
INDEX

Page
Number
Part I FINANCIAL INFORMATION

Item 1 Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets, March 31, 2008 and December 31, 2007	2

Consolidated Statements of Income, For the Three Months Ended March 31, 2008 and 2007	3

Consolidated Statement of Changes in Stockholders’ Equity, For the Three Months Ended March 31, 2008	4

Consolidated Statements of Cash Flows, For the Three Months Ended March 31, 2008 and 2007	5

Notes to Consolidated Financial Statements	6-12

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-25

Item 3 Quantitative and Qualitative Disclosures About Market Risk	26-27

Item 4 Controls and Procedures	28

Part II OTHER INFORMATION

Item 1 Legal Proceedings	29

Item 1.A. Risk Factors	29

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 Defaults Upon Senior Securities	29

Item 4 Submission of Matters to a Vote of Security Holders	29

Item 5 Other Information	29

Item 6 Exhibits	30

Signatures	31-32

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$42,135,036	$41,195,890
Federal funds sold	2,610,000	6,620,000
Interest-bearing deposits at financial institutions	2,653,474	5,096,048

Securities held to maturity, at amortized cost	350,000	350,000
Securities available for sale, at fair value	250,147,577	235,554,653

	250,497,577	235,904,653

Loans receivable held for sale	5,276,079	6,507,583
Loans/leases receivable held for investment	1,145,793,919	1,100,392,324

	1,151,069,998	1,106,899,907
Less: Allowance for estimated losses on loans/leases	(13,319,900)	(12,023,637)

	1,137,750,098	1,094,876,270

Premises and equipment, net	32,120,670	32,268,686
Goodwill	3,222,688	3,222,688
Intangible asset	983,932	887,542
Accrued interest receivable	8,493,275	7,964,557
Bank-owned life insurance	29,183,998	28,888,938
Other assets	17,554,604	19,639,070

Total assets	$1,527,205,352	$1,476,564,342

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES
LIABILITIES
Deposits:
Noninterest-bearing	$134,692,948	$165,286,011
Interest-bearing	853,883,605	764,141,207

Total deposits	988,576,553	929,427,218

Short-term borrowings	169,497,510	183,195,840
Federal Home Loan Bank advances	175,102,184	168,815,006
Other borrowings	52,639,529	47,690,122
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	15,265,650	23,564,681

Total liabilities	1,437,166,426	1,388,777,867

Minority interest in consolidated subsidiaries	1,756,445	1,720,683

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; shares authorized 250,000;	568	568
March 2008 - 568 shares issued and outstanding,
December 2007 - 568 shares issued and outstanding,
Common stock, $1 par value; shares authorized 10,000,000	4,603,849	4,597,744
March 2008 - 4,603,849 shares issued and outstanding,
December 2007 - 4,597,744 shares issued and outstanding,
Additional paid-in capital	42,479,538	42,317,374
Retained earnings	36,578,885	36,338,566
Accumulated other comprehensive income	4,619,641	2,811,540

Total stockholders’ equity	88,282,481	86,065,792

Total liabilities and stockholders’ equity	$1,527,205,352	$1,476,564,342

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended March 31,

	2008	2007
Interest and dividend income:
Loans/leases, including fees	$19,125,873	$17,488,896
Securities:
Taxable	2,846,187	1,974,199
Nontaxable	243,877	276,832
Interest-bearing deposits at financial institutions	94,265	122,333
Federal funds sold	25,193	79,811

Total interest and dividend income	22,335,395	19,942,071

Interest expense:
Deposits	7,334,314	7,960,901
Short-term borrowings	1,255,707	1,144,867
Federal Home Loan Bank advances	1,941,800	1,719,877
Other borrowings	570,170	131,950
Junior subordinated debentures	630,978	650,135

Total interest expense	11,732,969	11,607,730

Net interest income	10,602,426	8,334,341

Provision for loan/lease losses	2,272,240	406,457

Net interest income after provision for loan/lease losses	8,330,186	7,927,883

Noninterest income:
Credit card fees, net of processing costs	487,606	381,983
Trust department fees	969,823	919,111
Deposit service fees	754,683	578,684
Gains on sales of loans, net	339,854	274,731
Gains on sales of foreclosed assets	—	2,430
Earnings on bank-owned life insurance	295,060	203,559
Investment advisory and management fees, gross	414,644	376,535
Other	499,060	390,796

Total noninterest income	3,760,730	3,127,829

Noninterest expenses:
Salaries and employee benefits	6,965,507	5,554,746
Professional and data processing fees	1,257,411	928,648
Advertising and marketing	319,452	237,730
Occupancy and equipment expense	1,350,399	1,218,772
Stationery and supplies	143,148	154,722
Postage and telephone	272,217	253,856
Bank service charges	137,856	141,630
FDIC and other insurance	331,723	166,277
Loss on disposals/sales of fixed assets	—	239,016
Other	393,933	306,121

Total noninterest expenses	11,171,646	9,201,518

Income before income taxes	919,270	1,854,194
Federal and state income taxes	92,434	500,566

Income before minority interest in net income of consolidated subsidiaries	826,836	1,353,628
Minority interest in income of consolidated subsidiaries	140,392	90,942

Net income	$686,444	$1,262,686

Net income	$686,444	$1,262,686
Less preferred stock dividends	446,125	268,000

Net income available to common stockholders	$240,319	$994,686

Earnings per common share:
Basic	$0.05	$0.22
Diluted	$0.05	$0.22
Weighted average common shares outstanding	4,602,166	4,564,664
Weighted average common and common equivalent shares outstanding	4,609,843	4,589,866
Cash dividends declared per common share	$0.00	$0.00

Comprehensive income	$2,494,545	$1,611,234

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2008

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total

Balance December 31, 2007	$568	$4,597,744	$42,317,374	$36,338,566	$2,811,540	$86,065,792
Comprehensive income:
Net income				686,444		686,444
Other comprehensive income, net of tax					1,808,101	1,808,101

Comprehensive income						2,494,545

Preferred cash dividends declared				(446,125)		(446,125)
Proceeds from issuance of 4,373 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan		4,373	45,686			50,059
Proceeds from issuance of 1,732 shares of common stock as a result of stock options exercised		1,732	15,839			17,571
Tax benefit of nonqualified stock options exercised			717			717
Stock compensation expense			99,922			99,922

Balance March 31, 2008	$568	$4,603,849	$42,479,538	$36,578,885	$4,619,641	$88,282,481

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$686,444	$1,262,686
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	613,903	589,850
Provision for loan/lease losses	2,272,240	406,457
Amortization of offering costs on subordinated debentures	3,579	3,579
Stock-based compensation expense	120,111	(118,386)
Minority interest in income of consolidated subsidiaries	140,392	90,942
Gain on sale of foreclosed assets	—	(2,430)
(Accretion of discount) amortization of premiums on securities, net	(52,268)	18,637
Loans originated for sale	(28,442,005)	(24,642,440)
Proceeds on sales of loans	30,016,369	23,255,521
Net gains on sales of loans	(339,854)	(274,731)
Net losses on disposals/sales of premises and equipment	—	239,016
(Increase) decrease in accrued interest receivable	(528,718)	40,166
Increase (decrease) in other assets	1,074,650	(2,704,080)
Decrease in other liabilities	(8,318,402)	(769,074)

Net cash used in operating activities	$(2,753,559)	$(2,604,287)

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold	4,010,000	(4,995,000)
Net decrease (increase) in interest-bearing deposits at financial institutions	2,442,574	(17,852,491)
Proceeds from sale of foreclosed assets	—	15,430
Activity in securities portfolio:
Purchases	(51,832,984)	(6,699,925)
Calls, maturities and redemptions	40,074,000	21,880,000
Paydowns	149,991	133,779
Increase in cash value of bank-owned life insurance	(295,060)	(203,560)
Net loans/leases originated and held for investment	(46,597,566)	(28,398,469)
Purchase of premises and equipment	(465,887)	(156,295)
Purchase of intangible asset	(96,390)	(872,151)

Net cash used in investing activities	$(52,611,322)	$(37,148,682)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	59,149,335	2,391,930
Net (decrease) increase in short-term borrowings	(13,698,330)	7,548,162
Activity in Federal Home Loan Bank advances:
Advances	12,000,000	31,000,000
Payments	(5,712,822)	(17,559,822)
Net increase in other borrowings	4,949,407	8,477,850
Tax benefit of nonqualified stock options exercised	717	1,032
Payment of cash dividends	(451,910)	(346,798)
Costs from issuance of preferred stock, net	—	(10,671)
Proceeds from issuance of common stock, net	67,630	65,778

Net cash provided by financing activities	$56,304,027	$31,567,461

Net increase (decrease) in cash and due from banks	939,146	(8,185,508)
Cash and due from banks, beginning	41,195,890	42,502,770

Cash and due from banks, ending	$42,135,036	$34,317,262

Supplemental disclosure of cash flow information, cash payments for:
Interest	$12,261,326	$12,011,025

Income/franchise taxes	$991,238	$241,467

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale, net	$1,808,101	$348,548

Transfers of loans to other real estate owned	$219,994	$—

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of presentation: The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2007, including QCR Holdings, Inc.’s (the “Company”) Form 10-K filed with the Securities and Exchange Commission on March 5, 2008. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted
     The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim periods ended March 31, 2008, are not necessarily indicative of the results expected for the year ending December 31, 2008.
     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation.
     Stock-based compensation plans: Please refer to Note 13 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007, for information related to the Company’s stock option and incentive plans, stock appreciation rights (“SARs”) and stock purchase plan.
     The Company accounts for stock-based compensation in accordance with the Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. Stock-based compensation expense totaled $120 thousand and ($118) thousand for the three months ended March 31, 2008 and 2007. A key component in the calculation of stock-based compensation expense is the market price of the Company’s stock. A decline in the Company’s stock price during the first quarter of 2007 contributed significantly to the recording of negative stock-based compensation expense for the period.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—continued
NOTE 2 — EARNINGS PER SHARE
     The following information was used in the computation of earnings per share on a basic and diluted basis.

	Three months ended
	March 31,
	2008	2007
Net income available to common stockholders, basic and diluted earnings	$240,319	$994,686

Weighted average common shares Outstanding	4,602,166	4,564,664

Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	7,677	25,202

Weighted average common and common equivalent shares oustanding	4,609,843	4,589,866

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
NOTE 3 — BUSINESS SEGMENT INFORMATION
     Selected financial and descriptive information is required to be disclosed for reportable operating segments, applying a ”management perspective” as the basis for identifying reportable segments. The management perspective is determined by the view that management takes of the segments within the Company when making operating decisions, allocating resources, and measuring performance. The segments of QCR Holdings, Inc. have been defined by the structure of the Company’s internal organization, focusing on the financial information that the Company’s operating decision-makers routinely use to make decisions about operating matters.
     The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments which are the four subsidiary banks wholly-owned by the Company: Quad City Bank & Trust, Cedar Rapids Bank & Trust, Rockford Bank & Trust, and First Wisconsin Bank & Trust. Each of these secondary segments offer similar products and services, but are managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.
     The Company’s Credit Card Processing segment represents the operations of Bancard. Bancard is a wholly-owned subsidiary of the Company that provides credit card processing for merchants and cardholders of the Company’s four subsidiary banks and approximately ninety-five agent banks.
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
     The Company’s All Other segment includes the operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds. This segment includes the corporate operations of the parent and the real estate holding operations of Velie Plantation Holding Company.
     Selected financial information on the Company’s business segments is presented as follows for the three months ended March 31, 2008 and 2007.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
QCR HOLDINGS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA — BUSINESS SEGMENTS
Three Months Ended March 31, 2008 and 2007

	Commercial Banking
	Quad City	Cedar Rapids	Rockford	First Wisconsin	Credit Card	Trust		Intercompany	Consolidated
	Bank & Trust	Bank & Trust	Bank & Trust	Bank & Trust	Processing	Management	All other	Eliminations	Total
Three Months Ended March 31, 2008
Total Revenue	$14,209,990	$6,540,062	$2,833,857	$1,152,515	$487,606	$969,373	$1,969,842	$(2,067,120)	$26,096,125
Net Interest Income	$6,908,953	$2,872,260	$1,092,376	$454,299	$121,333	$—	$79,666	$(926,461)	$10,602,426
Net Income	$2,047,651	$624,605	$(45,889)	$(1,107,020)	$105,824	$271,234	$297,292	$(1,507,253)	$686,444
Total Assets	$869,047,705	$411,212,136	$171,683,778	$76,942,364	$1,142,046	$—	$137,355,571	$(140,178,248)	$1,527,205,352
Provision for Loan/Lease Losses	$583,599	$192,710	$180,000	$1,288,000	$27,931	$—	$—	$—	$2,272,240
Goodwill and Intangible Assets	$3,319,078	$—	$—	$887,542	$—	$—	$—	$—	$4,206,620

Three Months Ended March 31, 2007
Total Revenue	$14,621,554	$5,894,559	$1,601,111	$372,277	$381,983	$919,111	$104,283	$(824,978)	$23,069,900
Net Interest Income	$6,002,832	$2,336,622	$586,675	$155,726	$115,573	$—	$(747,514)	$(115,573)	$8,334,341
Net Income	$1,933,511	$529,356	$(239,334)	$(276,961)	$11,243	$289,144	$(689,430)	$(294,843)	$1,262,686
Total Assets	$884,272,061	$339,544,763	$106,425,359	$24,627,730	$1,185,374	$—	$126,069,805	$(178,302,273)	$1,303,822,819
Provision for Loan/Lease Losses	$84,786	$173,270	$50,000	$43,000	$55,401	$—	$—	$—	$406,457
Goodwill and Intangible Assets	$3,222,688	$—	$—	$872,151	$—	$—	$—	$—	$4,094,839

Part I
Item 1
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
NOTE 4 — COMMITMENTS AND CONTINGENCIES
     In the normal course of business, the Company’s subsidiary banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit, and standby letters of credit.
     As of March 31, 2008 and December 31, 2007, commitments to extend credit aggregated were $484.5 million and $479.1 million, respectively. As of March 31, 2008 and December 31, 2007, standby, commercial and similar letters of credit aggregated were $11.4 million and $15.2 million, respectively. Management does not expect that all of these commitments will be funded.
     Contractual obligations and other commitments were presented in the Company’s 2007 Annual Report on Form 10-K. There have been no material changes in the Company’s contractual obligations and other commitments since that report was filed.
NOTE 5 — RECENT ACCOUNTING DEVELOPMENTS
     In September 2006, FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  The Company adopted the provisions of SFAS No. 157 for the quarter ended March 31, 2008. See NOTE 6 for additional information regarding fair value measurements.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
     In February of 2007, FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available for eligible items that exist on the date that a company adopts SFAS No. 159 or when an entity first recognizes a financial asset or financial liability. The decision to elect the fair value option for an eligible item is irrevocable. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The statement offered early adoption provisions that the Company elected not to exercise. There was no impact on the consolidated financial statements of the Company as a result of the adoption of SFAS No. 159 during the first quarter of 2008 since the Company has not elected the fair value option for any eligible items, as defined in SFAS No. 159.
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
NOTE 6 — FAIR VALUE MEASURMENTS
     As discussed in NOTE 5 above, on January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. There was no impact on the March 31, 2008 consolidated financial statements of the Company as a result of this adoption.
     SFAS No. 157 defines fair value, establishes a framework for measuring fair value and aexpands disclosures about fair value. It also establishes a hierarchy for determining fair value measurement. The hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:
1.	Level 1 – Inputs to the valuation methodology are quotes prices (unadjusted) for identical assets or liabilities in markets;

2.	Level 2 – Inputs to the valulation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

3.	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
     Assets measured at fair value on a recurring basis comprise the following at March 31, 2008:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for Identical	Observable	Unobservable
(dollars in		Assets	Inputs	Inputs
thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$250,148	$824	$249,324	$—

Total	$250,148	$824	$249,324	$—

     A small portion of the securities available for sale portfolio consists of common stocks issued by various unrelated bank holding companies. The fair values used by the Companry are obtained from an independent pricing service, which represent quoted market prices for the identical securities (Level 1 inputs).
     The large majority of the securities available for sale portfolio consists of U.S. government sponsored agency securities whereby the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).
     Certain financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis were not significant at March 31, 2008.

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
•	Quad City Bank & Trust commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. Quad City Bank & Trust also provides leasing services through its 80%-owned subsidiary, M2 Lease Funds, located in Brookfield, Wisconsin.

•	Cedar Rapids Bank & Trust commenced operations in 2001 and provides full-service commercial and consumer banking services to Cedar Rapids and adjacent communities through its main office located on First Avenue in downtown Cedar Rapids, Iowa and its branch facility located on Council Street in northern Cedar Rapids. Cedar Rapids Bank & Trust also provides residential real estate mortgage lending services through its 50%-owned joint venture, Cedar Rapids Mortgage Company.

•	Rockford Bank & Trust commenced operations in January 2005 and provides full-service commercial and consumer banking services to Rockford and adjacent communities through its main office located on Guilford Road at Alpine Road in Rockford, and its branch facility located in downtown Rockford.

•	On February 20, 2007 the Company completed a transaction that resulted in the acquisition of a Wisconsin bank charter, the transfer of the Wisconsin-based assets and liabilities of Rockford Bank & Trust into this charter, and the creation of First Wisconsin Bank & Trust. First Wisconsin Bank & Trust is a wholly owned subsidiary of the Company providing full-service commercial and consumer banking services in the Milwaukee area through its main office located in Brookfield, Wisconsin.
     Bancard provides merchant and cardholder credit card processing services. Bancard currently provides credit card processing for its local merchants and agent banks and for cardholders of the Company’s subsidiary banks and agent banks.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
OVERVIEW
THREE MONTHS ENDED MARCH 31, 2008
     The Company reported earnings for the first quarter ended March 31, 2008 of $686 thousand, which resulted in diluted earnings per share for common shareholders of $0.05. Earnings and diluted earnings per share for the first quarter of 2007 were $1.3 million and $0.22, respectively. The primary reason for this decrease in earnings was a sharp increase in the provision for loan/lease losses in the amount of $1.9 million. Of this increase, $1.1 million was the result of a charge-off associated with a single lending relationship at First Wisconsin Bank & Trust. Additionally, in light of the uncertainty in the national economy and its potential impact on our local markets, the Company took steps to increase the qualitative loan/lease loss reserve factors for each of the subsidiary banks and leasing company. This adjustment led to the majority of the remaining increase in the provision. Despite the significant increase in the provision expense, the Company experienced strong growth in core earnings as earnings before provision and taxes increased more than $900 thousand from $2.2 million for the first quarter of 2007 to $3.1 million for the first quarter of 2008.
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
     Net interest income increased $2.3 million, or 27%, to $10.6 million for the quarter ended March 31, 2008, from $8.3 million for the first quarter of 2007. For the first quarter of 2008, average earning assets increased by $190.9 million, or 16%, and average interest-bearing liabilities increased by $176.6 million, or 17%, when compared with average balances for the first quarter of 2007. A comparison of yields, spread and margin from the first quarter of 2008 to the first quarter of 2007 is as follows:
•	The average yield on interest-earning assets decreased 25 basis points.

•	The average cost of interest-bearing liabilities decreased 58 basis points.

•	The net interest spread improved 33 basis points from 2.46% to 2.79%.

•	The net interest margin improved 26 basis points from 2.87% to 3.13%.
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
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

	For the three months ended March 31,
	2008			2007
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

ASSETS
Interest earning assets:
Federal funds sold	$3,979	$25	2.51%	$7,024	$80	4.56%
Interest-bearing deposits at financial institutions	10,394	94	3.62%	9,671	122	5.05%
Investment securities (1)	233,944	3,209	5.49%	188,966	2,385	5.05%
Gross loans/leases receivable (2)	1,123,330	19,126	6.81%	975,044	17,489	7.17%

Total interest earning assets	1,371,647	22,454	6.55%	1,180,705	20,076	6.80%

Noninterest-earning assets:
Cash and due from banks	$35,672			$35,187
Premises and equipment	31,895			32,159
Less allowance for estimated losses on loans/leases	(12,722)			(10,816)
Other	68,773			48,915

Total assets	$1,495,265			$1,286,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$332,679	2,192	2.64%	$299,226	2,701	3.61%
Savings deposits	39,633	161	1.62%	30,802	162	2.10%
Time deposits	433,416	4,981	4.60%	415,756	5,098	4.90%
Short-term borrowings	183,565	1,256	2.74%	121,451	1,145	3.77%
Federal Home Loan Bank advances	172,162	1,942	4.51%	158,873	1,720	4.33%
Junior subordinated debentures	36,085	631	6.99%	36,085	650	7.21%
Other borrowings	49,288	570	4.63%	8,001	132	6.60%

Total interest-bearing liabilities	$1,246,828	11,733	3.76%	$1,070,194	11,608	4.34%

Noninterest-bearing demand	$136,338			$119,819
Other noninterest-bearing liabilities	23,247			24,403
Total liabilities	1,406,413			1,214,416

Minority interest in consolidated subsidiaries	1,739

Stockholders’ equity	87,113			71,734

Total liabilities and stockholders’ equity	$1,495,265			$1,286,150

Net interest income		$10,721			$8,468

Net interest spread			2.79%			2.46%

Net interest margin			3.13%			2.87%

Ratio of average interest earning assets to average interest- bearing liabilities	110.01%			110.33%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(2)	Loan fees are not material and are included in interest income from loans receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis of Changes of Interest Income/Interest Expense
For the three months ended March 31, 2008

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2008 vs. 2007
	(Dollars in Thousands)
INTEREST INCOME
Federal funds sold	$(55)	$(28)	$(27)
Interest-bearing deposits at financial institutions	(28)	(79)	51
Investment securities (2)	824	220	604
Gross loans/leases receivable (3)	1,637	(4,915)	6,552

Total change in interest income	$2,378	$(4,802)	$7,180

INTEREST EXPENSE
Interest-bearing demand deposits	$(509)	$(2,069)	$1,560
Savings deposits	(1)	(165)	164
Time deposits	(117)	(1,103)	986
Short-term borrowings	111	(1,596)	1,707
Federal Home Loan Bank advances	222	74	148
Junior subordinated debentures	(19)	(19)	—
Other borrowings	438	(275)	713

Total change in interest expense	$125	$(5,153)	$5,278

Total change in net interest income	$2,253	$351	$1,902

(1)	The column “increase/decrease from prior period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan fees are not material and are included in interest income from loans/leases receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
CRITICAL ACCOUNTING POLICY
     The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan/lease losses. The Company’s allowance for loan/lease loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan/lease loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for loan/lease losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance for loan/lease losses. Although management believes the levels of the allowance as of both March 31, 2008 and December 31, 2007 were adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
     Interest income increased by $2.4 million to $22.3 million for the three-month period ended March 31, 2008 when compared to $19.9 million for the quarter ended March 31, 2007. The 12% increase in interest income was attributable to greater average outstanding balances in interest earning assets, principally with respect to loans/leases receivable. With the sharp decline in national and local market interest rates over the past two quarters, the Company’s average yield on interest earning assets decreased 25 basis points from 6.80% for the three months ended March 31, 2007 to 6.55% for the same period in 2008.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
     Interest expense experienced a slight increase as it grew a modest $100 thousand from $11.6 million for the first quarter of 2007 to $11.7 million for the first quarter of 2008. Although the Company saw an increase in interest-bearing liabilities of $176.6 million, or 17%, from the first quarter in 2007 to the first quarter in 2008, this was effectively offset by the decline in the average cost of interest bearing liabilities. Specifically, the Company’s average cost of interest bearing liabilities was 3.76% for the first three months of 2008, which was a decrease of 58 basis points when compared to the first quarter of 2007.
     The provision for loan/lease losses increased nearly $1.9 million from $406 thousand for the first quarter of 2007 to $2.3 million for the first quarter of 2008. Of this increase, $1.1 million was the result of a large charge-off associated with a single lending relationship at First Wisconsin Bank & Trust. This loan was with a real estate developer that had a number of other development projects, not financed by First Wisconsin Bank & Trust, go into receivership and the developer recently filed for bankruptcy protection. Management believed it was prudent to fully charge off and provide for this credit in the first quarter of 2008. Additionally, due to the current uncertainty regarding the national economy and the impact on local markets, the Company increased the qualitative factors applied to all loans within the reserve adequacy calculations for all of the subsidiary banks and the leasing company. This adjustment accounted for the majority of the remaining increase in the provision. As a direct result, the Company’s allowance for loan/lease losses to gross loans/leases increased to 1.16% at March 31, 2008 from 1.09% at December 31, 2007.
     The following table sets forth the various categories of non-interest income for the three months ended March 31, 2008 and 2007.
Non-interest Income

	Three months ended
	March 31,
	2008	2007	$ change	% change
Credit card fees, net of processing costs	$487,606	$381,983	$105,623	27.7%
Trust department fees	969,823	919,111	50,712	5.5%
Deposit service fees	754,683	578,684	175,999	30.4%
Gains on sales of loans, net	339,854	274,731	65,123	23.7%
Gains on sales of foreclosed assets	0	2,430	(2,430)	(100.0)%
Earnings on bank-owned life insurance	295,060	203,559	91,501	45.0%
Investment advisory and management fees	414,644	376,535	38,109	10.1%
Other	499,060	390,796	108,264	27.7%

Total non-interest income	$3,760,730	$3,127,829	$632,901	20.2%

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
     Analysis concerning changes in non-interest income for the first quarter of 2008, when compared to the first quarter of 2007, is as follows:
•	Bancard’s credit card fees, net of processing costs, increased $106 thousand for the first quarter of 2008 when compared to the first quarter of 2007. An increase in interchange income offset a slight decrease in merchant income which contributed the majority of this increase. Net credit card charge-offs of $28 thousand during the first quarter of 2008, which were nearly half of the charge-offs in the comparable period of 2007, were another primary contributor to the increase.

•	Deposit service fees increased $176 thousand. This increase was primarily the result of an increase in NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts at the Company’s subsidiary banks. The quarterly average balance of the Company’s consolidated demand deposits at March 31, 2008 increased $50.0 million, or 12%, from March 31, 2007. Service charges and NSF charges related to the Company’s demand deposit accounts were the main components of deposit service fees.

•	Gains on sales of loans, net, increased $65 thousand. Loans originated for sale during the first quarter of 2008 were $28.4 million and during the first quarter of 2007 were $24.6 million. Proceeds on the sales of loans during the first quarters of 2008 and 2007 were $30.0 million and $23.3 million, respectively.

•	Earnings on bank-owned life insurance (BOLI) experienced an increase of $92 thousand for the first quarter of 2008 when compared to the first quarter 2007. Over the past year, the subsidiary banks have purchased additional BOLI for key executives increasing the level of insurance by $10.1 million, thus increasing the related earnings.

•	Other non-interest income increased $108 thousand, due primarily to increased earnings in unconsolidated subsidiaries and increases in Visa check card fees at the subsidiary banks.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
     The following table sets forth the various categories of non-interest expenses for the three months ended March 31, 2008 and 2007.
Non-interest Expenses

	Three months ended
	March 31,
	2008	2007	$ change	% change
Salaries and employee benefits	$6,965,507	$5,554,746	$1,410,761	25.4%
Professional and data processing fees	1,257,411	928,648	328,763	35.4%
Advertising and marketing	319,452	237,730	81,722	34.4%
Occupancy and equipment expense	1,350,399	1,218,772	131,627	10.8%
Stationery and supplies	143,148	154,758	(11,574)	(7.5)%
Postage and telephone	272,217	253,856	18,361	7.2%
Bank service charges	137,856	141,630	(3,774)	(2.7)%
FDIC and other insurance	331,723	166,277	165,446	99.5%
Loss on disposals/sales of fixed assets	0	239,016	(239,016)	(100.0)%
Other	393,933	306,121	87,812	28.7%

Total non-interest expenses	$11,171,646	$9,201,518	$1,970,128	21.4%

     Analysis concerning changes in non-interest expenses for the first quarter of 2008, when compared to the first quarter of 2007, is as follows:
•	Salaries and employee benefits, which is the largest component of non-interest expenses, increased $1.4 million. The increase was primarily due to an increase in employees from 330 full time equivalents (FTEs) to 357 FTEs from year-to-year, as a result of the Company’s continued expansion.

•	Professional and data processing fees increased $329 thousand. The primary contributor to the year-to-year increase was an increase in fees related to several consulting projects at the Company and subsidiary banks.

•	Advertising and marketing increased nearly $82 thousand. Of this increase, $50 thousand was the result of increased advertising at the Company’s newest subsidiary bank, First Wisconsin Bank & Trust.

•	FDIC and other insurance expense increased 100% to $332 thousand. The $166 thousand increase was entirely the result of the Federal Deposit Insurance Corporation’s (FDIC) new premium pricing system and the assessment methodology for deposit insurance coverage now being applied to the subsidiary banks.

•	During the first quarter of 2007, Quad City Bank & Trust contributed two vacant lots, valued at $239 thousand in the aggregate, to allow the development of retail space to take place adjacent to its Five Points facility.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
     The provision for income taxes was $92 thousand for the first three months of 2008 compared to $501 thousand for the first quarter of 2007 for a decrease of $408 thousand, or 82%. The decrease was the result of a decrease in income before income taxes of $935 thousand, or 50%, for the 2008 quarter when compared to the 2007 quarter. Primarily due to an increase in the proportionate share of tax-exempt income to total income, from year to year, the Company experienced a decrease in the effective tax rate from 27.0% for the first quarter of 2007 to 10.1% for the first quarter of 2008.
FINANCIAL CONDITION
     Total assets of the Company increased by $50.6 million, or 3%, to $1.53 billion at March 31, 2008 from $1.48 billion at December 31, 2007. The growth resulted primarily from the net increase in the loan/lease portfolio, funded by increases in interest-bearing deposits.
     The composition of the Company’s securities portfolio is managed to maximize return while considering the impact on asset-liability position and liquidity needs. Securities increased by $14.6 million, or 6%, to $250.5 million at March 31, 2008 from $235.9 million at December 31, 2007. The increase was the result of a number of transactions in the securities portfolio. The Company purchased $51.8 million of securities classified as available for sale. The available for sale portfolio, which is largely comprised of United States government agency securities and municipal securities, experienced an increase in the fair value totaling $2.9 million. The accretion of discounts, net of the amortization of premiums, amounted to $52 thousand. These portfolio increases were partially offset by $40.1 million of maturities and calls of securities, and paydowns of $150 thousand that were received on mortgage-backed securities.
     Gross loans/leases receivable grew by $44.2 million, or 4%, to $1.15 billion at March 31, 2008 from $1.11 billion at December 31, 2007. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table:

	As of	As of
(dollars in thousands)	March 31, 2008	December 31, 2007
Commercial	$398,422	$368,170
Commercial Real Estate	507,081	499,486
Direct Financing Leases	68,613	67,224
Residential Real Estate	80,747	84,539
Installment and Other Consumer	94,575	85,930
Deferred loan/lease origination costs, net of fees	1,632	1,551

TOTAL LOANS/LEASES	$1,151,070	$1,106,900

The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
     The allowance for estimated losses on loans/leases was $13.3 million at March 31, 2008 compared to $12.0 million at December 31, 2007, an increase of $1.3 million, or nearly 11%. The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgement, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated less than “fair quality” and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff, and reported to management and the board of directors. Due to the current uncertainty regarding the national economy and the impact on local markets, the Company increased the qualitative factors applied to all loans within the reserve adequacy calculations for all of the subsidiary banks and the leasing company. As a direct result, the Company’s allowance for loan/lease losses to gross loans/leases increased to 1.16% at March 31, 2008 from 1.09% at December 31, 2007.
     Although management believes that the allowance for estimated losses on loans/leases at March 31, 2008 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.
     Net charge-offs for the three months ended March 31, 2008 were $976 thousand, and for the first quarter of 2007, there were net recoveries of $56 thousand. Of this increase, $1.1 million was the result of the aforementioned charge-off associated with a single lending relationship at First Wisconsin Bank & Trust.
     The table below presents the amounts of nonperforming assets:

	As of	As of
(dollars in thousands)	March 31, 2008	December 31, 2007
Nonaccrual loans/leases	$10,543	$6,488
Accruing loans/leases past due 90 days or more	444	500
Other real estate owned	716	496

TOTAL NONPERFORMING ASSETS	$11,703	$7,484

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
     Five separate lending relationships at the subsidiary banks and leasing company, with an aggregate outstanding balance of $7.9 million, comprised 75% of the nonaccrual loans at March 31, 2008. Of the $4.1 million increase in nonaccrual loans/leases, $3.8 million was attributable to four unrelated nonperforming loans. The existence of a strong collateral position, a governmental guarantee, or an improved payment status on several of these nonperformers significantly reduces the Company’s exposure to loss. The subsidiary banks and leasing company continue to work toward resolutions with all of these customers. Nonaccrual loans represented less than one percent of the Company’s held for investment loan/lease portfolio at March 31, 2008.
     Deposits increased by $59.2 million, or 6%, to $988.6 million at March 31, 2008 from $929.4 million at December 31, 2007. The increase resulted from a $23.1 million aggregate net increase in money market, savings, and total transaction accounts, in combination with a $36.1 million net increase in interest-bearing certificates of deposit. The level of brokered certificates of deposit at the subsidiary banks remained consistent at $48.4 million at March 31, 2008 as compared to December 31, 2007.
     Short-term borrowings decreased $13.7 million, or 7%, from $183.2 million at December 31, 2007 to $169.5 million at March 31, 2008. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, on occasion, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. Short-term borrowings were comprised of customer repurchase agreements of $90.8 million and $93.3 million at March 31, 2008 and December 31, 2007, respectively, as well as federal funds purchased from correspondent banks of $78.7 million at March 31, 2008 and $89.9 million at December 31, 2007.
     Federal Home Loan Bank (“FHLB”) advances increased by $6.3 million, or 4%, to $175.1 million at March 31, 2008 from $168.8 million at December 31, 2007. As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.
     Other borrowings increased $4.9 million from $47.7 million at December 31, 2007 to $52.6 million at March 31, 2008. During 2007, the Company began the utilization of structured wholesale repurchase agreements as an alternative funding source. In the first quarter of 2008, one of the subsidiary banks entered into a new wholesale repurchase agreement transaction which accounted for the increase.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
     Stockholders’ equity increased $2.2 million from $86.1 million as of December 31, 2007 to $88.3 million as of March 31, 2008. Net income of $686 thousand for the first quarter of 2008 increased retained earnings. This increase was offset by the declaration of preferred stock dividends totaling $446 thousand. Specifically, $268 thousand represented the quarterly dividend on the outstanding shares of Series B Non-Cumulative Perpetual Preferred Stock at a stated rate of 8.00%, and $178 thousand was the amount of the quarterly dividend on the outstanding shares of Series C Non-Cumulative Perpetual Preferred Stock at a stated rate of 9.50%. Additionally, the available for sale portion of the securities portfolio experienced an increase in fair value of $1.8 million for the first quarter of 2008.
LIQUIDITY AND CAPITAL RESOURCES
     Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash used in operating activities, consisting primarily of funds used to decrease other liabilities, was $2.7 million for the first three months of 2008 compared to $2.6 million net cash used in operating activities, consisting primarily of funds used to increase other assets, for the same period in 2007. Net cash used in investing activities, consisting principally of loan originations to be held for investment, was $52.5 million for the first three months of 2008 and $37.1 million, consisting primarily of loan originations to be held for investment, for the first quarter of 2007. Net cash provided by financing activities, consisting primarily of growth in deposits, for the first quarter of 2008 was $56.1 million, and for the same period in 2007 was $31.6 million, consisting principally of increased FHLB advances taken by the subsidiary banks.
     The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, lines of credit and loan participations or sales. At March 31, 2008, the subsidiary banks had twenty lines of credit totaling $151.5 million, of which $9.0 million was secured and $142.5 million was unsecured. At March 31, 2008, the entire amount was available as the subsidiary banks had drawn none of these available balances. Additionally, the Company has a single $25.0 million unsecured revolving credit note with a 364-day maturity. As of March 31, 2008, the Company had $18.0 million available as it carried an outstanding balance on the note of $7.0 million.
     The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The most recent notification from the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed each institution’s categories.
     On April 24, 2008, the Company declared a common dividend of $0.04 per share, or $184 thousand, which will be paid on July 7, 2008 to common stockholders of record on June 23, 2008. It

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
is the Company’s intention to consider the payment of common dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth; however it believes that operating results have reached a level that can sustain dividends to common stockholders as well.
     In recent years, the Company secured additional capital through various resources including approximately $36.1 million through the issuance of trust preferred securities and $20.4 million through the issuance of non-cumulative perpetual preferred stock.
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
     One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 200 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at December 31, 2007 demonstrated a 2.10% decrease in net interest income with a 200 basis point increase in interest rates, and a 2.50% increase in net interest income with a 200 basis point decrease in interest rates. Both simulations are within the board-established policy limits of a 10% decline in value.

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

Part I
Item 4
CONTROLS AND PROCEDURES
     Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.
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
Item 1.A. Risk Factors
There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. “Risk Factors,” in the Company’s 2007 Annual Report on Form 10-K. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.
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
QCR HOLDINGS, INC.
       (Registrant)

Date May 9, 2008	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date May 9, 2008	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Financial Officer

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QCR HOLDINGS, INC.
(Registrant)

Date May 9, 2008	Douglas M. Hultquist, President
Chief Executive Officer

Date May 9, 2008	Todd A. Gipple, Executive Vice President
Chief Financial Officer