Form 10-Q
period 2008-06-30
QCR HOLDINGS INC
filed 2008-08-11
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending June 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 1, 2008, the Registrant had outstanding 4,625,014 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Part I
Item 1
QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$47,706,971	$41,195,890
Federal funds sold	5,889,509	6,620,000
Interest-bearing deposits at financial institutions	2,334,531	5,096,048

Securities held to maturity, at amortized cost	350,000	350,000
Securities available for sale, at fair value	245,446,338	235,554,653

	245,796,338	235,904,653

Loans receivable held for sale	4,615,399	6,507,583
Loans/leases receivable held for investment	1,195,064,031	1,100,392,324

	1,199,679,430	1,106,899,907
Less: Allowance for estimated losses on loans/leases	(14,197,540)	(12,023,637)

	1,185,481,890	1,094,876,270

Premises and equipment, net	32,323,922	32,268,686
Goodwill	3,222,688	3,222,688
Intangible asset	980,362	887,542
Accrued interest receivable	8,082,115	7,964,557
Bank-owned life insurance	29,491,059	28,888,938
Other assets	22,452,338	19,639,070

Total assets	$1,583,761,723	$1,476,564,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$146,751,466	$165,286,011
Interest-bearing	835,339,547	764,141,207

Total deposits	982,091,013	929,427,218

Short-term borrowings	202,995,130	183,195,840
Federal Home Loan Bank advances	190,695,000	168,815,006
Other borrowings	65,130,769	47,690,122
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	18,335,195	23,564,681

Total liabilities	1,495,332,107	1,388,777,867

Minority interest in consolidated subsidiaries	1,882,815	1,720,683

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; shares authorized 250,000;	568	568
June 2008 - 568 shares issued and outstanding, December 2007 - 568 shares issued and outstanding, Common stock, $1 par value; shares authorized 10,000,000	4,619,916	4,597,744
June 2008 - 4,619,916 shares issued and outstanding, December 2007 - 4,597,744 shares issued and outstanding, Additional paid-in capital	42,720,397	42,317,374
Retained earnings	37,720,464	36,338,566
Accumulated other comprehensive income	1,485,456	2,811,540

Total stockholders’ equity	86,546,801	86,065,792

Total liabilities and stockholders’ equity	$1,583,761,723	$1,476,564,342

See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended June 30,

	2008	2007

Interest and dividend income:
Loans/leases, including fees	$19,094,976	$18,436,853
Securities:
Taxable	2,836,053	2,151,372
Nontaxable	239,738	262,446
Interest-bearing deposits at financial institutions	52,946	101,297
Federal funds sold	16,755	93,760

Total interest and dividend income	22,240,468	21,045,728

Interest expense:
Deposits	6,280,811	8,041,845
Short-term borrowings	972,811	1,297,259
Federal Home Loan Bank advances	1,997,740	1,791,195
Other borrowings	598,814	447,291
Junior subordinated debentures	566,928	655,134

Total interest expense	10,417,104	12,232,724

Net interest income	11,823,364	8,813,004

Provision for loan/lease losses	1,582,343	824,535

Net interest income after provision for loan/lease losses	10,241,021	7,988,469

Noninterest income:
Credit card fees, net of processing costs	518,497	424,291
Trust department fees	875,470	940,220
Deposit service fees	811,479	677,454
Gains on sales of loans, net	322,793	413,684
Gains (losses) on sales of foreclosed assets	4,584	(1,423)
Earnings on bank-owned life insurance	307,061	196,424
Investment advisory and management fees, gross	671,373	388,588
Other	506,700	559,505

Total noninterest income	4,017,957	3,598,743

Noninterest expenses:
Salaries and employee benefits	7,335,434	5,917,342
Professional and data processing fees	1,285,993	964,569
Advertising and marketing	420,547	383,747
Occupancy and equipment expense	1,313,745	1,207,594
Stationery and supplies	154,725	139,605
Postage and telephone	250,771	252,913
Bank service charges	148,621	142,068
FDIC and other insurance	334,868	246,201
Other	399,362	334,572

Total noninterest expenses	11,644,066	9,588,611

Income before income taxes	2,614,912	1,998,601
Federal and state income taxes	714,188	545,049

Income before minority interest in net income of consolidated subsidiaries	1,900,724	1,453,552
Minority interest in income of consolidated subsidiaries	128,435	142,947

Net income	$1,772,289	$1,310,605

Net income	$1,772,289	$1,310,605
Less preferred stock dividends	446,125	268,000

Net income available to common stockholders	$1,326,164	$1,042,605

Earnings per common share:
Basic	$0.29	$0.23
Diluted	$0.29	$0.23
Weighted average common shares outstanding	4,611,751	4,574,648
Weighted average common and common equivalent shares outstanding	4,634,705	4,600,955

Cash dividends declared per common share	$0.04	$0.04

Comprehensive income (loss)	$(1,361,896)	$326,856

See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Six Months Ended June 30,

	2008	2007
Interest and dividend income:
Loans/leases, including fees	$38,220,849	$35,925,749
Securities:
Taxable	5,682,240	4,125,571
Nontaxable	483,615	539,278
Interest-bearing deposits at financial institutions	147,211	223,630
Federal funds sold	41,948	173,571

Total interest and dividend income	44,575,863	40,987,799

Interest expense:
Deposits	13,615,125	16,002,747
Short-term borrowings	2,228,518	2,442,126
Federal Home Loan Bank advances	3,939,540	3,511,072
Other borrowings	1,168,984	579,241
Junior subordinated debentures	1,197,906	1,305,269

Total interest expense	22,150,073	23,840,455

Net interest income	22,425,790	17,147,344

Provision for loan/lease losses	3,854,583	1,230,992

Net interest income after provision for loan/lease losses	18,571,207	15,916,352

Noninterest income:
Credit card fees, net of processing costs	1,006,103	806,274
Trust department fees	1,845,293	1,859,331
Deposit service fees	1,566,162	1,256,138
Gains on sales of loans, net	662,647	688,415
Gains on sales of foreclosed assets	4,584	1,007
Earnings on bank-owned life insurance	602,121	399,983
Investment advisory and management fees, gross	1,086,017	765,123
Other	1,005,760	950,301

Total noninterest income	7,778,687	6,726,572

Noninterest expenses:
Salaries and employee benefits	14,300,941	11,472,088
Professional and data processing fees	2,543,404	1,893,217
Advertising and marketing	739,999	621,477
Occupancy and equipment expense	2,664,144	2,426,366
Stationery and supplies	297,873	294,327
Postage and telephone	522,988	506,769
Bank service charges	286,477	283,698
FDIC and other insurance	666,591	412,478
Loss on disposals/sales of fixed assets	—	239,016
Other	793,295	640,693

Total noninterest expenses	22,815,712	18,790,129

Income before income taxes	3,534,182	3,852,795
Federal and state income taxes	806,622	1,045,615

Income before minority interest in net income of consolidated subsidiaries	2,727,560	2,807,180
Minority interest in income of consolidated subsidiaries	268,827	233,889

Net income	$2,458,733	$2,573,291

Net income	$2,458,733	$2,573,291
Less preferred stock dividends	892,250	536,000

Net income available to common stockholders	$1,566,483	$2,037,291

Earnings per common share:
Basic	$0.34	$0.45
Diluted	$0.34	$0.45
Weighted average common shares outstanding	4,606,959	4,569,656
Weighted average common and common equivalent shares outstanding	4,642,629	4,577,420

Cash dividends declared per common share	$0.04	$0.04

Comprehensive income	$1,132,649	$1,938,090

See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2008

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total
Balance December 31, 2007	$568	$4,597,744	$42,317,374	$36,338,566	$2,811,540	$86,065,792
Comprehensive income:
Net income				686,444		686,444
Other comprehensive income, net of tax					1,808,101	1,808,101

Comprehensive income						2,494,545

Preferred cash dividends declared				(446,125)		(446,125)
Proceeds from issuance of 4,373 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan		4,373	45,686			50,059
Proceeds from issuance of 1,732 shares of common stock as a result of stock options exercised		1,732	15,839			17,571
Tax benefit of nonqualified stock options exercised			717			717
Stock compensation expense			99,922			99,922

Balance March 31, 2008	$568	$4,603,849	$42,479,538	$36,578,885	$4,619,641	$88,282,481

Comprehensive income:
Net income				1,772,289		1,772,289
Other comprehensive loss, net of tax					(3,134,185)	(3,134,185)

Comprehensive loss						(1,361,896)

Common cash dividends declared $0.04 per share				(184,585)		(184,585)
Preferred cash dividends declared				(446,125)		(446,125)
Proceeds from issuance of 7,501 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan		7,501	88,700			96,201
Proceeds from issuance of 5,499 shares of common stock as a result of stock options exercised		5,499	66,004			71,503
Exchange of 1,933 shares of common stock in connection with options exercised		(1,933)	(27,284)			(29,217)
Tax benefit of nonqualified stock options exercised			863			863
Stock compensation expense			117,576			117,576
Issuance of 5,000 shares of restricted stock		5,000	(5,000)			—

Balance June 30, 2008	$568	$4,619,916	$42,720,397	$37,720,464	$1,485,456	$86,546,801

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,458,733	$2,573,291
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,245,678	1,144,923
Provision for loan/lease losses	3,854,583	1,230,992
Amortization of offering costs on subordinated debentures	7,158	7,158
Amortization of intangible asset	3,570	—
Stock-based compensation expense	141,531	7,428
Minority interest in income of consolidated subsidiaries	268,827	233,889
Gain on sale of foreclosed assets	(4,584)	(1,007)
Amortization of premiums on securities (accretion of discount), net	16,931	(160)
Loans originated for sale	(53,801,338)	(54,424,129)
Proceeds on sales of loans	56,359,175	55,313,324
Net gains on sales of loans	(662,647)	(688,415)
Net losses on disposals/sales of premises and equipment	—	239,016
Increase in accrued interest receivable	(117,558)	(509,091)
Decrease in other assets	(1,918,531)	(2,261,890)
Decrease in other liabilities	(5,337,286)	(2,391,104)
Net cash provided by operating activities	$2,514,242	$474,225

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold	730,491	(1,125,000)
Net decrease in interest-bearing deposits at financial institutions	2,761,517	487,684
Proceeds from sale of foreclosed assets	97,710	93,901
Activity in securities portfolio:
Purchases	(69,084,882)	(48,694,571)
Calls, maturities and redemptions	56,599,881	37,510,000
Paydowns	435,480	287,777
Increase in cash value of bank-owned life insurance	(602,121)	(399,984)
Net loans/leases originated and held for investment	(96,637,321)	(55,390,213)
Purchase of premises and equipment	(1,300,914)	(1,110,866)
Purchase of intangible asset	(96,390)	(885,133)

Net cash used in investing activities	$(107,096,549)	$(69,226,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	52,663,795	(17,781,104)
Net increase in short-term borrowings	19,799,290	32,212,837
Activity in Federal Home Loan Bank advances:
Advances	35,145,000	56,000,000
Payments	(13,265,006)	(47,620,381)
Net increase in other borrowings	17,440,647	38,975,514
Tax benefit of nonqualified stock options exercised	1,580	21,074
Payment of cash dividends	(898,035)	(614,798)
Costs from issuance of preferred stock, net	—	(10,671)
Proceeds from issuance of common stock, net	206,117	229,422

Net cash provided by financing activities	$111,093,388	$61,411,893

Net increase (decrease) in cash and due from banks	6,511,081	(7,340,287)
Cash and due from banks, beginning	41,195,890	42,502,770

Cash and due from banks, ending	$47,706,971	$35,162,483

Supplemental disclosure of cash flow information, cash payments for:
Interest	$22,008,679	$24,012,819

Income/franchise taxes	$1,366,883	$755,332

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains (losses) on securities available for sale, net	$(1,326,084)	$(635,201)

Transfers of loans to other real estate owned	$284,934	$—

See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation: The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2007, including QCR Holdings, Inc.’s (the “Company”) Form 10-K filed with the Securities and Exchange Commission on March 5, 2008. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.
The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim periods ended June 30, 2008, are not necessarily indicative of the results expected for the year ending December 31, 2008.
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
During the second quarter of 2008, the Company granted to directors and certain employees nonqualified stock options to purchase 46,795 shares of common stock, and 5,000 shares of restricted stock. The restricted stock will vest based on certain time-based restrictions.
The Company accounts for stock-based compensation in accordance with the Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. Stock-based compensation expense totaled $21 thousand and $126 thousand for the three months ended June 30, 2008 and 2007, and $142 thousand and $7 thousand for the six months ended June 30, 2008 and 2007, respectively. A key component in the calculation of stock-based compensation expense is the market price of the Company’s stock.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
NOTE 2 — EARNINGS PER SHARE
The following information was used in the computation of earnings per share on a basic and diluted basis.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income available to common stockholders, basic and diluted earnings	$1,326,164	$1,042,605	$1,566,483	$2,037,291

Weighted average common shares outstanding	4,611,751	4,574,641	4,606,959	4,569,656

Weighted average common shares issuable upon exercise of stock options, restricted stock awards, and under the employee stock purchase plan	22,954	26,314	35,670	7,764

Weighted average common and common equivalent shares oustanding	4,634,705	4,600,955	4,642,629	4,577,420

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
The Company’s Credit Card Processing segment represents the operations of Quad City Bancard, Inc. (“Bancard”). Bancard is a wholly-owned subsidiary of the Company that provides credit card processing for merchants and cardholders of the Company’s four subsidiary banks and approximately one hundred agent banks.
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
Selected financial information on the Company’s business segments is presented as follows for the three months and six months ended June 30, 2008 and 2007.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
QCR HOLDINGS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA — BUSINESS SEGMENTS
Three Months and Six Months Ended June 30, 2008 and 2007

	Commercial Banking
	Quad City	Cedar Rapids	Rockford	First Wisconsin	Credit Card	Trust		Intercompany	Consolidated
	Bank & Trust	Bank & Trust	Bank & Trust	Bank & Trust	Processing	Management	All other	Eliminations	Total
Three Months Ended June 30, 2008
Total Revenue	$14,213,461	$6,619,146	$2,902,937	$1,308,100	$518,497	$875,169	$2,974,274	$(3,153,159)	$26,258,425
Net Interest Income	$7,396,473	$3,248,215	$1,264,472	$600,790	$114,414	$—	$(1,491,714)	$690,714	$11,823,364
Net Income	$2,103,140	$895,363	$(41,640)	$(375,045)	$108,331	$220,453	$1,425,626	$(2,563,939)	$1,772,289
Total Assets	$896,709,426	$412,285,925	$190,405,124	$96,198,046	$1,314,792	$—	$140,252,947	$(153,404,537)	$1,583,761,723
Provision for Loan/Lease Losses	$791,990	$250,558	$249,000	$227,000	$63,795	$—	$—	$—	$1,582,343
Goodwill and Intangible Assets	$3,315,508	$—	$—	$887,542	$—	$—	$—	$—	$4,203,050

Three Months Ended June 30, 2007
Total Revenue	$14,152,416	$6,257,049	$1,882,261	$559,946	$424,291	$940,219	$6,529,809	$(6,101,521)	$24,644,471
Net Interest Income	$6,307,587	$2,419,890	$680,037	$262,353	$118,958	$—	$(856,864)	$(118,957)	$8,813,004
Net Income	$1,629,135	$625,727	$(268,615)	$(303,334)	$7,756	$267,046	$5,082,162	$(5,729,272)	$1,310,605
Total Assets	$836,546,980	$350,332,175	$118,454,321	$35,658,471	$1,016,376	$—	$127,282,389	$(136,404,427)	$1,332,886,285
Provision for Loan/Lease Losses	$274,225	$177,331	$196,000	$61,000	$115,979	$—	$—	$—	$824,535
Goodwill and Intangible Assets	$3,222,688	$—	$—	$885,133	$—	$—	$—	$—	$4,107,821

Six Months Ended June 30, 2008
Total Revenue	$28,423,451	$13,159,208	$5,736,794	$2,460,614	$1,006,103	$1,844,542	$4,944,116	$(5,220,279)	$52,354,550
Net Interest Income	$14,305,426	$6,120,475	$2,356,848	$1,055,089	$235,747	$—	$(1,412,048)	$(235,747)	$22,425,790
Net Income	$4,150,791	$1,519,968	$(87,529)	$(1,482,065)	$214,155	$491,686	$1,722,918	$(4,071,192)	$2,458,733
Total Assets	$896,709,426	$412,285,925	$190,405,124	$96,198,046	$1,314,792	$—	$140,252,947	$(153,404,537)	$1,583,761,723
Provision for Loan/Lease Losses	$1,375,589	$443,268	$429,000	$1,515,000	$91,726	$—	$—	$—	$3,854,583
Goodwill and Intangible Assets	$3,315,508	$—	$—	$887,542	$—	$—	$—	$—	$4,203,050

Six Months Ended June 30, 2007
Total Revenue	$28,773,970	$12,151,608	$3,483,372	$932,223	$806,274	$1,859,330	$4,418,293	$(4,710,700)	$47,714,371
Net Interest Income	$12,310,419	$4,756,512	$1,266,712	$418,079	$234,531	$—	$(1,604,378)	$(234,531)	$17,147,344
Net Income	$3,562,646	$1,155,083	$(507,949)	$(580,295)	$18,999	$556,190	$2,176,933	$(3,808,316)	$2,573,291
Total Assets	$836,546,980	$350,332,175	$118,454,321	$35,658,471	$1,016,376	$—	$127,282,389	$(136,404,427)	$1,332,886,285
Provision for Loan/Lease Losses	$359,011	$350,601	$246,000	$104,000	$171,380	$—	$—	$—	$1,230,992
Goodwill and Intangible Assets	$3,222,688	$—	$—	$885,133	$—	$—	$—	$—	$4,107,821

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
As of June 30, 2008 and December 31, 2007, commitments to extend credit aggregated were $494.3 million and $479.1 million, respectively. As of June 30, 2008 and December 31, 2007, standby, commercial and similar letters of credit aggregated were $12.1 million and $15.2 million, respectively. Management does not expect that all of these commitments will be funded.
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
In February of 2007, FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available for eligible items that exist on the date that a company adopts SFAS No. 159 or when an entity first recognizes a financial asset or financial liability. The decision to elect the fair value option for an eligible item is irrevocable. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The statement offered early adoption provisions that the Company elected not to exercise. There was no impact on the consolidated financial statements of the Company as a result of the adoption of SFAS No. 159 during the first six months of 2008 since the Company has not elected the fair value option for any eligible items, as defined in SFAS No. 159.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
In December 2007, FASB issued Statement No. 141 (revised 2007), Business Combinations. Statement No. 141R fundamentally changes the manner in which the entity will account for a business combination. This Statement is effective for business combinations for which the acquisition date is on or before fiscal years beginning on or after December 15, 2008 and is predominantly prospective. The Company is currently evaluating the impact of the adoption of Statement No. 141R.
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
In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“SFAS No. 161”), which provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. SFAS No. 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS No. 133, and is effective for the 2009 fiscal year. Among other things, SFAS No. 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements as a result of contingent credit-related features. The Company is currently evaluating the impact of the adoption of SFAS No. 161.
NOTE 6 — FAIR VALUE MEASURMENTS
As discussed in NOTE 5 above, on January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. There was no impact on the consolidated financial statements of the Company as a result of this adoption.
SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. It also establishes a hierarchy for determining fair value measurement. The hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:
1.	Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
2.	Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
3.	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Assets measured at fair value on a recurring basis comprise the following at June 30, 2008:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(dollars in		Identical Assets	Inputs	Inputs
thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$245,446	$648	$244,798	$—
Total	$245,446	$648	$244,798	$—

A small portion of the securities available for sale portfolio consists of common stocks issued by various unrelated bank holding companies. The fair values used by the Company are obtained from an independent pricing service, which represent quoted market prices for the identical securities (Level 1 inputs).
The large majority of the securities available for sale portfolio consist of U.S. government sponsored agency securities whereby the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).
Certain financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis were not significant at June 30, 2008.

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
•	Quad City Bank & Trust commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. Quad City Bank & Trust also provides leasing services through its 80%-owned subsidiary, M2 Lease Funds, located in Brookfield, Wisconsin. During the first quarter of 2008, Quad City Bank & Trust acquired CMG Investment Advisors, LLC, which is an investment management and advisory company.
•	Cedar Rapids Bank & Trust commenced operations in 2001 and provides full-service commercial and consumer banking services to Cedar Rapids and adjacent communities through its main office located on First Avenue in downtown Cedar Rapids, Iowa and its branch facility located on Council Street in northern Cedar Rapids. Cedar Rapids Bank & Trust also provides residential real estate mortgage lending services through its 50%-owned joint venture, Cedar Rapids Mortgage Company.
•	Rockford Bank & Trust commenced operations in January 2005 and provides full-service commercial and consumer banking services to Rockford and adjacent communities through its main office located on Guilford Road at Alpine Road in Rockford, and its branch facility located in downtown Rockford.
•	On February 20, 2007, the Company completed a transaction that resulted in the acquisition of a Wisconsin bank charter, the transfer of the Wisconsin-based assets and liabilities of Rockford Bank & Trust into this charter, and the creation of First Wisconsin Bank & Trust. First Wisconsin Bank & Trust is a wholly owned subsidiary of the Company providing full-service commercial and consumer banking services in the Milwaukee area through its main office located in Brookfield, Wisconsin.
Bancard provides merchant and cardholder credit card processing services. Bancard currently provides credit card processing for its local merchants and agent banks and for cardholders of the Company’s subsidiary banks and agent banks.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
OVERVIEW
The Company reported earnings for the second quarter ended June 30, 2008 of $1.8 million, which resulted in diluted earnings per share for common shareholders of $0.29. Earnings and diluted earnings per share for the second quarter of 2007 were $1.3 million and $0.23, respectively. This 39% improvement in earnings was the result of strong growth in net interest income and non-interest income which more than offset the increases in the provision for loan/leases losses and non-interest expense.
For the six months ended June 30, 2008, earnings totaled $2.5 million leading to diluted earnings per share of $0.34. By comparison, earnings and diluted earnings per share for the six months ended June 30, 2007 were $2.6 million and $0.45, respectively. During the first quarter of 2008, the Company experienced an increase in provision for loan/lease losses as a result of a $1.1 million charge-off and increases in the qualitative factors in the loan/lease reserve adequacy calculations across all of the bank subsidiaries and leasing company due to the uncertainty in the national and local economies. Earnings before the provision for loan/lease losses and taxes for the six months ended June 30, 2008 were $7.1 million which represents an increase of $2.3 million, or 47%, from $4.8 million for the six months ended June 30, 2007. Additionally, although the decrease in net income was modest, the decrease in diluted earnings per share was more significant as preferred stock dividends declared increased from $536 thousand to $892 thousand for the six months ended June 30, 2007 and 2008 resulting from the Company’s issuance of $7.5 million of preferred stock in December 2007.
When compared to the first quarter of 2008, earnings increased from $686 thousand to $1.8 million, or 158%, for the second quarter of 2008. The primary reason for this increase in earnings was a sharp increase in the provision for loan/lease losses in first quarter as a result of a $1.1 million charge-off associated with a single lending relationship at First Wisconsin Bank & Trust.
The Company’s operating results are derived largely from net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on borrowings and customer deposits. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Net interest income increased $3.0 million, or 34%, to $11.8 million for the quarter ended June 30, 2008, from $8.8 million for the second quarter of 2007. For the second quarter of 2008, average earning assets increased by $204.0 million, or 17%, and average interest-bearing liabilities increased by $191.7 million, or 17%, when compared with average balances for the second quarter of 2007. A comparison of yields, spread and margin from the second quarter of 2008 to the second quarter of 2007 is as follows:
•	The average yield on interest-earning assets decreased 66 basis points.
•	The average cost of interest-bearing liabilities decreased 121 basis points.
•	The net interest spread improved 55 basis points from 2.53% to 3.08%.
•	The net interest margin improved 42 basis points from 2.94% to 3.36%.
Net interest income increased $5.3 million, or 31%, to $22.4 million for the six months ended June 30, 2008, from $17.1 million for the first six months of 2007. For the first six months of 2008, average earning assets increased by $197.5 million, or 17%, and average interest-bearing liabilities increased by $184.2 million, or 17%, when compared with average balances for the first two quarters of 2007. A comparison of yields, spread and margin from the first six months of 2008 to the first six months of 2007 is as follows:
•	The average yield on interest-earning assets decreased 46 basis points.
•	The average cost of interest-bearing liabilities decreased 90 basis points.
•	The net interest spread improved 44 basis points from 2.50% to 2.94%.
•	The net interest margin improved 34 basis points from 2.90% to 3.24%.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
			(dollars in thousands)

ASSETS
Interest earning assets:
Federal funds sold	$1,855	$17	3.67%	$7,627	$94	4.93%
Interest-bearing deposits at financial institutions	8,282	53	2.56%	6,470	101	6.24%
Investment securities (1)	243,827	3,192	5.24%	198,951	2,541	5.11%
Gross loans/leases receivable (2)	1,167,971	19,095	6.54%	1,004,869	18,437	7.34%

Total interest earning assets	$1,421,935	22,357	6.29%	$1,217,917	21,173	6.95%

Noninterest-earning assets:
Cash and due from banks	$36,182			$37,050
Premises and equipment	32,278			32,204
Less allowance for estimated losses on loans/leases	(13,918)			(11,242)
Other	67,459			45,315

Total assets	$1,543,936			$1,321,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$326,790	1,519	1.86%	$304,540	2,772	3.64%
Savings deposits	63,416	246	1.55%	31,274	164	2.10%
Time deposits	443,999	4,516	4.07%	411,176	5,107	4.97%
Short-term borrowings	192,353	973	2.02%	132,586	1,297	3.91%
Federal Home Loan Bank advances	181,150	1,997	4.41%	159,944	1,791	4.48%
Junior subordinated debentures	36,085	567	6.29%	36,085	655	7.26%
Other borrowings	56,125	599	4.27%	32,575	447	5.49%

Total interest-bearing liabilities	$1,299,918	10,417	3.21%	$1,108,180	12,233	4.42%

Noninterest-bearing demand	$133,622			$121,446
Other noninterest-bearing liabilities	23,808			16,712
Total liabilities	$1,457,349			$1,246,338

Minority interest in consolidated subsidiaries	1,820			1,532

Stockholders’ equity	84,767			73,374

Total liabilities and stockholders’ equity	$1,543,936			$1,321,244

Net interest income		$11,940			$8,940

Net interest spread			3.08%			2.53%

Net interest margin			3.36%			2.94%

Ratio of average interest earning assets to average interest- bearing liabilities	109.39%			109.90%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(2)	Loan fees are not material and are included in interest income from loans receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Analysis of Changes of Interest Income/Interest Expense
For the three months ended June 30, 2008

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2008 vs. 2007
	(Dollars in Thousands)
INTEREST INCOME
Federal funds sold	$(77)	$(19)	$(58)
Interest-bearing deposits at financial institutions	(48)	(186)	138
Investment securities (2)	651	65	586
Gross loans/leases receivable (3)	658	(9,351)	10,009

Total change in interest income	$1,184	$(9,491)	$10,675

INTEREST EXPENSE
Interest-bearing demand deposits	$(1,253)	$(2,500)	$1,247
Savings deposits	82	(256)	338
Time deposits	(591)	(2,674)	2,083
Short-term borrowings	(324)	(2,587)	2,263
Federal Home Loan Bank advances	206	(177)	383
Junior subordinated debentures	(88)	(88)	—
Other borrowings	152	(572)	724

Total change in interest expense	$(1,816)	$(8,854)	$7,038

Total change in net interest income	$3,000	$(637)	$3,637

(1)	The column “increase/decrease from prior period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan fees are not material and are included in interest income from loans/leases receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

	For the six months ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
			(dollars in thousands)
ASSETS
Interest earnings assets:
Federal funds sold	$2,917	42	2.88%	$7,326	174	4.75%
Interest-bearing deposits at financial institutions	9,338	147	3.15%	8,071	224	5.55%
Investment securities (1)	238,886	6,401	5.36%	193,959	4,926	5.08%
Gross loans receivable (2)	1,145,650	38,221	6.67%	989,956	35,926	7.26%

Total interest earning assets	$1,396,791	44,811	6.42%	$1,199,312	41,250	6.88%

Noninterest-earning assets:
Cash and due from banks	$35,927			$36,119
Premises and equipment	32,087			32,182
Less allowance for estimated losses on loans	(13,320)			(11,029)
Other	68,115			47,114

Total assets	$1,519,600			$1,303,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$329,733	3,711	2.25%	$301,881	5,474	3.63%
Savings deposits	51,525	407	1.58%	31,038	326	2.10%
Time deposits	438,708	9,497	4.33%	413,466	10,203	4.94%
Short-term borrowings	187,959	2,229	2.37%	127,019	2,442	3.85%
Federal Home Loan Bank advances	176,656	3,939	4.46%	159,409	3,511	4.41%
Junior subordinated debentures	36,085	1,198	6.64%	36,085	1,305	7.23%
Other borrowings	52,707	1,169	4.44%	20,288	579	5.71%

Total interest-bearing liabilities	$1,273,373	22,150	3.48%	$1,089,186	23,840	4.38%

Noninterest-bearing demand	$134,980			$120,633
Other noninterest-bearing liabilities	23,527			19,855
Total liabilities	$1,431,880			$1,229,674
Minority interest in consolidated subsidiaries	1,780			1,470
Stockholders’ equity	85,940			72,554

Total liabilities and stockholders’ equity	$1,519,600			$1,303,698

Net interest income		$22,661			$17,410

Net interest spread			2.94%			2.50%

Net interest margin			3.24%			2.90%

Ratio of average interest earning assets to average interest- bearing liabilities	109.69%			110.11%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2)	Loan fees are not material and are included in interest income from loans receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Analysis of Changes of Interest Income/Interest Expense
For the six months ended June 30, 2008

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2008 vs. 2007
	(Dollars in Thousands)
INTEREST INCOME
Federal funds sold	$(132)	$(52)	$(80)
Interest-bearing deposits at financial institutions	(77)	(159)	82
Investment securities (2)	1,475	283	1,192
Gross loans/leases receivable (3)	2,295	(6,886)	9,181

Total change in interest income	$3,561	$(6,814)	$10,375

INTEREST EXPENSE
Interest-bearing demand deposits	$(1,763)	$(3,043)	$1,280
Savings deposits	81	(213)	294
Time deposits	(706)	(2,136)	1,430
Short-term borrowings	(213)	(2,175)	1,962
Federal Home Loan Bank advances	428	44	384
Junior subordinated debentures	(107)	(107)	—
Other borrowings	590	(381)	971

Total change in interest expense	$(1,690)	$(8,011)	$6,321

Total change in net interest income	$5,251	$1,197	$4,054

(1)	The column “increase/decrease from prior period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan fees are not material and are included in interest income from loans/leases receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
CRITICAL ACCOUNTING POLICY
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan/lease losses. The Company’s allowance for loan/lease loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan/lease loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for loan/lease losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance for loan/lease losses. Although management believes the levels of the allowance as of both June 30, 2008 and December 31, 2007 were adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
Interest income increased by $1.2 million to $22.2 million for the three-month period ended June 30, 2008 when compared to $21.0 million for the quarter ended June 30, 2007. The 6% increase in interest income was attributable to significant growth in loans/leases; specifically, the average balance of loans/leases increased $163.1 million, or 16%, from $1.0 billion for the second quarter of 2007 to $1.2 billion for the same quarter of 2008. The impact of this growth on interest income was reduced as a result of the sharp decline in national and local market interest rates over the past three quarters. The Company’s average yield on interest earning assets decreased 66 basis points from 6.95% for the three months ended June 30, 2007 to 6.29% for the same period in 2008.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Interest expense decreased $1.8 million from $12.2 million for the second quarter of 2007 to $10.4 million for the second quarter of 2008. Although the Company saw an increase in interest-bearing liabilities of $191.7 million, or 17%, from the second quarter in 2007 to the second quarter in 2008, this was more than offset by the decline in the average cost of interest bearing liabilities. Specifically, the Company’s average cost of interest bearing liabilities was 3.21% for the second quarter of 2008, which was a decrease of 121 basis points when compared to the 4.42% for the second quarter of 2007.
The provision for loan/lease losses increased $758 thousand from $825 thousand for the second quarter of 2007 to $1.6 million for the second quarter of 2008. This increase in provision for loan/lease losses is partly a result of the significant growth in loans/leases. Additionally, due to the continued uncertainty regarding the national economy and the impact on local markets, the Company increased the qualitative reserve factors applied to all loans within the reserve adequacy calculations for all of the subsidiary banks and the leasing company. Furthermore, the Company’s Cedar Rapids market experienced significant flooding during the second quarter of 2008. As the impact of the flooding on the local economy remains relatively unclear, the Company further increased the qualitative factor for the local econcomy within the reserve adequacy calculation for Cedar Rapids Bank & Trust. As a result, the Company’s allowance for loan/lease losses to gross loans/leases increased to 1.18% at June 30, 2008 from 1.09% at December 31, 2007.
The following table sets forth the various categories of non-interest income for the three months ended June 30, 2008 and 2007.
Non-interest Income

	Three months ended
	June 30,
	2008	2007	$ change	% change

Credit card fees, net of processing costs	$518,497	$424,291	$94,206	22.2%
Trust department fees	875,470	940,220	(64,750)	(6.9)%
Deposit service fees	811,479	677,454	134,295	19.8%
Gains on sales of loans, net	322,793	413,684	(90,891)	(22.0)%
Gains(losses) on sales of foreclosed assets	4,584	(1,423)	6,007	422.1%
Earnings on bank-owned life insurance	307,061	196,424	110,637	56.3%
Investment advisory and management fees	671,373	388,588	282,785	72.8%
Other	506,700	559,505	(52,805)	(9.4)%

Total non-interest income	$4,017,957	$3,598,743	$419,214	11.6%

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis concerning changes in non-interest income for the second quarter of 2008, when compared to the second quarter of 2007, is as follows:
•	Bancard’s credit card fees, net of processing costs, increased $94 thousand for the second quarter of 2008 when compared to the same quarter of 2007. An increase in interchange income and merchant income contributed the majority of this increase. Net credit card charge-offs of $64 thousand during the second quarter of 2008, which were nearly half of the charge-offs in the comparable period of 2007, were another primary contributor to the increase.
•	Trust department fees decreased $65 thousand for the second quarter of 2007 to the second quarter of 2008. The majority of trust department fees are determined based on performance of the investments within the managed trusts. With the national economic difficulties experienced during the second quarter of 2008, some of these investments experienced some downward volatility.
•	Deposit service fees increased $134 thousand. This increase was primarily the result of an increase in NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts at the Company’s subsidiary banks. The quarterly average balance of the Company’s consolidated demand deposits at June 30, 2008 increased $12.2 million, or 10%, from June 30, 2007. Service charges and NSF charges related to the Company’s demand deposit accounts were the main components of deposit service fees.
•	Gains on sales of loans, net, decreased $91 thousand. Loan origination and sales activity has slowed as a result of the economic difficulties experienced in 2008. Loans originated for sale during the second quarter of 2008 were $25.4 million and during the second quarter of 2007 were $29.8 million.
•	Earnings on bank-owned life insurance (BOLI) experienced an increase of $111 thousand for the second quarter of 2008 when compared to the first quarter 2007. Over the past year, the subsidiary banks have purchased additional BOLI increasing the level of insurance by $10.3 million, thus increasing the related earnings.
•	Investment advisory and management fees increased $283 thousand, or 73%, for the second quarter of 2008 compared to the second quarter of 2007. This increase was largely attributable to the acquisition of CMG Investment Advisors, LLC, a wholly-owned subsidiary of Quad City Bank & Trust, which occurred in the first quarter of 2008.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The following table sets forth the various categories of non-interest expenses for the three months ended June 30, 2008 and 2007.
Non-interest Expenses

	Three months ended
	June 30,
	2008	2007	$ change	% change

Salaries and employee benefits	$7,335,434	$5,917,342	$1,418,092	24.0%
Professional and data processing fees	1,285,993	964,569	321,424	33.3%
Advertising and marketing	420,547	383,747	36,800	9.6%
Occupancy and equipment expense	1,313,745	1,207,594	106,151	8.8%
Stationery and supplies	154,725	139,605	15,120	10.8%
Postage and telephone	250,771	252,913	(2,142)	(1.0)%
Bank service charges	148,621	142,068	6,553	4.6%
FDIC and other insurance	334,868	246,201	88,667	36.0%
Other	399,362	334,572	64,790	19.4%

Total non-interest expenses	$11,644,066	$9,588,611	$2,055,455	21.4%

Analysis concerning changes in non-interest expenses for the second quarter of 2008, when compared to the same quarter of 2007, is as follows:
•	Salaries and employee benefits, which is the largest component of non-interest expenses, increased $1.4 million. The increase was primarily due to an increase in employees from 334 full time equivalents (FTEs) to 374 FTEs from year-to-year, as a result of the Company’s continued expansion.
•	Professional and data processing fees increased $321 thousand. The primary contributor to the year-to-year increase was an increase in fees related to several consulting projects at the Company and subsidiary banks. Additionally, fees incurred for data processing experienced an increase as the number of customers and volume of transactions have grown.
•	FDIC and other insurance expense increased 36% to $335 thousand. The $89 thousand increase was entirely the result of the Federal Deposit Insurance Corporation’s (FDIC) new premium pricing system and the assessment methodology for deposit insurance coverage now being applied to the subsidiary banks.
The provision for income taxes was $714 thousand for the second quarter of 2008 compared to $545 thousand for the second quarter of 2007 for an increase of $169 thousand, or 31%. The increase was the result of an increase in income before income taxes of $616 thousand, or 31%, for the 2008 quarter when compared to the 2007 quarter. As the proportionate share of taxable and tax-exempt income to total was consistent from second quarter of 2007 to the same quarter for 2008, the effective tax for the Company remained consistent at 27.3%.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
Interest income increased by $3.6 million to $44.6 million for the six-month period ended June 30, 2008 when compared to $41.0 million for the six months ended June 30, 2007. The 9% increase in interest income was attributable to significant growth in loans/leases; specifically, the average balance of loans/leases increased $155.7 million, or 16%, from $990.0 million for the six months ended 2007 to $1.1 billion for the same time period of 2008. The impact of this growth on interest income was reduced as a result of the sharp decline in national and local market interest rates over the past three quarters. The Company’s average yield on interest earning assets decreased 46 basis points from 6.88% for the six months ended June 30, 2007 to 6.42% for the first two quarters of 2008.
Interest expense decreased $1.7 million from $23.8 million for the first six months of 2007 to $22.2 million for the first six months of 2008. Although the Company saw an increase in interest-bearing liabilities of $184.2 million, or 17%, from the first six months in 2007 to the first six months in 2008, this was more than offset by the decline in the average cost of interest bearing liabilities. Specifically, the Company’s average cost of interest bearing liabilities was 3.48% for the six months ended June 30, 2008, which was a decrease of 90 basis points when compared to the six months ended June 30, 2007.
The provision for loan/lease losses increased $2.6 million, or 213%, from $1.2 million for the first six months of 2007 to $3.9 million for the first six months of 2008. This increase in provision for loan/lease losses is largely the result of a $1.1 million charge-off of a single commercial loan at First Wisconsin Bank & Trust experienced in the first quarter of 2008. The remaining increase is attributable to the significant growth in loans/leases and the Company’s decision to increase the qualitative reserve factors applied to all loans within the reserve adequacy calculations for all of the subsidiary banks and the leasing company due to the continued uncertainty regarding the national economy and the impact on local markets. As a direct result, the Company’s allowance for loan/lease losses to gross loans/leases increased to 1.18% at June 30, 2008 from 1.09% at December 31, 2007.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The following table sets forth the various categories of non-interest income for the six months ended June 30, 2008 and 2007.
Non-interest Income

	Six months ended
	June 30,
	2008	2007	$ change	% change

Credit card fees, net of processing costs	$1,006,103	$806,274	$199,829	24.8%
Trust department fees	1,845,293	1,859,331	(14,038)	(1.0)%
Deposit service fees	1,566,162	1,256,138	310,024	24.7%
Gains on sales of loans, net	662,647	688,415	(25,768)	(3.7)%
Gains on sales of foreclosed assets	4,584	1,007	3,577	355.2%
Earnings on bank-owned life insurance	602,121	399,983	202,138	50.5%
Investment advisory and management fees	1,086,017	765,123	320,894	41.9%
Other	1,005,760	950,301	55,459	5.8%

Total non-interest income	$7,778,687	$6,726,572	$1,052,115	15.6%

Analysis concerning changes in non-interest income for the six months ended June 30, 2008, when compared to the six months ended June 30, 2007, is as follows:
•	Bancard’s credit card fees, net of processing costs, increased $200 thousand for the first six months of 2008 when compared to the same time period of 2007. An increase in interchange income and merchant income contributed the majority of this increase. Net credit card charge-offs of $92 thousand during the first two quarters of 2008, which were approximately half of the charge-offs in the comparable period of 2007, were another primary contributor to the increase.
•	Deposit service fees increased $310 thousand. This increase was primarily the result of an increase in NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts at the Company’s subsidiary banks. The year-to-date average balance of the Company’s consolidated demand deposits at June 30, 2008 increased $14.3 million, or 12%, from June 30, 2007. Service charges and NSF charges related to the Company’s demand deposit accounts were the main components of deposit service fees.
•	Earnings on bank-owned life insurance (BOLI) experienced an increase of $202 thousand for the first six months of 2008 when compared to the first six months of 2007. Over the past year, the subsidiary banks have purchased additional BOLI increasing the level of insurance by $10.3 million, thus increasing the related earnings.
•	Investment advisory and management fees increased $321 thousand, or 42%, for the first six months of 2008 compared to the comparable period in 2007. This increase was largely attributable to the acquisition of CMG Investment Advisors, LLC, a wholly-owned subsidiary of Quad City Bank & Trust, which occurred in the first quarter of 2008.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The following table sets forth the various categories of non-interest expenses for the six months ended June 30, 2008 and 2007.
Non-interest Expenses

	Six months ended
	June 30,
	2008	2007	$ change	% change

Salaries and employee benefits	$14,300,941	$11,472,088	$2,828,853	24.7%
Professional and data processing fees	2,543,404	1,893,217	650,187	34.3%
Advertising and marketing	739,999	621,477	118,522	19.1%
Occupancy and equipment expense	2,664,144	2,426,366	237,778	9.8%
Stationery and supplies	297,873	294,327	3,546	1.2%
Postage and telephone	522,988	506,769	16,219	3.2%
Bank service charges	286,477	283,698	2,779	1.0%
FDIC and other insurance	666,591	412,478	254,113	61.6%
Loss on disposal/sales of fixed assets	0	239,016	(239,016)	N/A
Other	793,295	640,693	152,602	23.8%

Total non-interest expenses	$22,815,712	$18,790,129	$4,025,583	21.4%

Analysis concerning changes in non-interest expenses for the six months ended June 30, 2008, when compared to the six months ended June 30, 2007, is as follows:
•	Salaries and employee benefits, which is the largest component of non-interest expenses, increased $2.8 million. The increase was primarily due to an increase in employees from 334 full time equivalents (FTEs) to 374 FTEs from year-to-year, as a result of the Company’s continued expansion.
•	Professional and data processing fees increased $650 thousand. The primary contributor to the year-to-year increase was an increase in fees related to several consulting projects at the Company and subsidiary banks. Additionally, fees incurred for data processing experienced an increase as the number of customers and volume of transactions have grown.
•	Advertising and marketing expenses increased $238 thousand, or 19%, for the first six months of 2008 compared to the same period in 2007. This increase was largely attributable to targeted marketing for growth in the Company’s newer markets, as well as an increased focus on communication of the Company’s brand.
•	FDIC and other insurance expense increased 62% to $667 thousand. The $254 thousand increase was entirely the result of the Federal Deposit Insurance Corporation’s (FDIC) new premium pricing system and the assessment methodology for deposit insurance coverage now being applied to the subsidiary banks

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The provision for income taxes was $807 thousand for the first six months of 2008 compared to $1.0 million for the first six months of 2007 for a decrease of $239 thousand, or 23%. The decrease was the result of a decrease in income before income taxes of $319 thousand, or 8%, for the first two quarters of 2008 when compared to the same two quarters of 2007. Additionally, the proportionate share of tax-exempt income to total income increased for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 resulting in a decrease in the effective tax rate from 27.1% for 2007 to 22.8% for 2008.
FINANCIAL CONDITION
Total assets of the Company increased by $107.2 million, or 7%, to $1.6 billion at June 30, 2008 from $1.5 billion at December 31, 2007. The growth resulted primarily from the net increase in the loan/lease portfolio, funded by increases in interest-bearing deposits.
The composition of the Company’s securities portfolio is managed to maximize return while considering the impact on asset-liability position and liquidity needs. Securities increased by $9.9 million, or 4%, to $245.8 million at June 30, 2008 from $235.9 million at December 31, 2007. The increase was the result of a number of transactions in the securities portfolio. The Company purchased $69.1 million of securities classified as available for sale. The available for sale portfolio, which is largely comprised of United States government agency securities and municipal securities, experienced a decrease in its fair value totaling $2.1 million. The accretion of discounts, net of the amortization of premiums, amounted to $17 thousand. These portfolio increases were partially offset by $56.6 million of maturities and calls of securities, and paydowns of $435 thousand that were received on mortgage-backed securities.
Gross loans/leases receivable grew by $92.8 million, or 8%, to $1.2 billion at June 30, 2008 from $1.1 billion at December 31, 2007. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table:

	As of	As of
(dollars in thousands)	June 30, 2008	December 31, 2007

Commercial	$428,994	$368,170
Commercial Real Estate	530,162	499,486
Direct Financing Leases	68,276	67,224
Residential Real Estate	80,742	84,539
Installment and Other Consumer	89,976	85,930
Deferred loan/lease origination costs, net of fees	1,529	1,551

TOTAL LOANS/LEASES	$1,199,679	$1,106,900

The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The allowance for estimated losses on loans/leases was $14.2 million at June 30, 2008 compared to $12.0 million at December 31, 2007, an increase of $2.2 million, or 18%. The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated less than “fair quality” and carrying aggregate exposure in excess of $250 thousand. The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff, and reported to management and the board of directors. Due to the continued uncertainty regarding the national economy and the impact on local markets, the Company increased the qualitative reserve factors applied to all loans within the reserve adequacy calculations for all of the subsidiary banks and the leasing company. Furthermore, the Company’s Cedar Rapids market experienced significant flooding during the second quarter of 2008. As the impact of the flooding on the local economy remains relatively unclear, the Company further increased the qualitative factor for the local econcomy within the reserve adequacy calculation for Cedar Rapids Bank & Trust. As a direct result, the Company’s allowance for loan/lease losses to gross loans/leases increased to 1.18% at June 30, 2008 from 1.09% at December 31, 2007.
Although management believes that the allowance for estimated losses on loans/leases at June 30, 2008 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.
Net charge-offs for the six months ended June 30, 2008 were $1.7 million, and for the first six months of 2007, there were net charge-offs of $162 thousand. Of this increase, $1.1 million was the result of the aforementioned charge-off associated with a single lending relationship at First Wisconsin Bank & Trust during the first quarter of 2008.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The table below presents the amounts of nonperforming assets:

	As of	As of
(dollars in thousands)	June 30, 2008	December 31, 2007

Nonaccrual loans/leases	$9,093	$6,488
Accruing loans/leases past due 90 days or more	2,007	500
Other real estate owned	781	496

TOTAL NONPERFORMING ASSETS	$11,881	$7,484

Four separate lending relationships at the subsidiary banks, with an aggregate outstanding balance of $6.6 million, comprised 72% of the nonaccrual loans at June 30, 2008. Of the $2.6 million increase in nonaccrual loans/leases, $2.8 million was attributable to four unrelated nonperforming loans. The existence of a strong collateral position, a governmental guarantee, or an improved payment status on several of these nonperformers significantly reduces the Company’s exposure to loss. The subsidiary banks and leasing company continue to work toward resolutions with all of these customers. Nonaccrual loans represented less than one percent of the Company’s held for investment loan/lease portfolio at June 30, 2008.
Deposits increased by $52.7 million, or 6%, to $982.1 million at June 30, 2008 from $929.4 million at December 31, 2007. The increase resulted from a $23.7 million aggregate net increase in money market, savings, and total transaction accounts, in combination with a $17.5 million net increase in interest-bearing certificates of deposit. The level of brokered certificates of deposit at the subsidiary banks also experienced a net increase in the amount of $11.5 million at June 30, 2008 as compared to December 31, 2007.
Short-term borrowings increased $19.8 million, or 11%, from $183.2 million at December 31, 2007 to $203.0 million at June 30, 2008. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. Short-term borrowings were comprised of customer repurchase agreements of $75.3 million and $93.3 million at June 30, 2008 and December 31, 2007, respectively, as well as federal funds purchased from correspondent banks of $127.7 million at June 30, 2008 and $89.9 million at December 31, 2007.
Federal Home Loan Bank (“FHLB”) advances increased by $21.9 million, or 13%, to $190.7 million at June 30, 2008 from $168.8 million at December 31, 2007. As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.
Other borrowings increased $17.4 million from $47.7 million at December 31, 2007 to $65.1 million at June 30, 2008. During 2007, the Company began the utilization of structured wholesale repurchase agreements as an alternative funding source to FHLB advances and customer deposits.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Stockholders’ equity increased $481 thousand from $86.1 million as of December 31, 2007 to $86.6 million as of June 30, 2008. Net income of $2.5 million for the first six months of 2008 increased retained earnings. This increase was offset by the declaration of preferred stock dividends totaling $892 thousand. Specifically, $536 thousand represented the quarterly dividends on the outstanding shares of Series B Non-Cumulative Perpetual Preferred Stock at a stated rate of 8.00%, and $356 thousand was the amount of the quarterly dividends on the outstanding shares of Series C Non-Cumulative Perpetual Preferred Stock at a stated rate of 9.50%. Additionally, the available for sale portion of the securities portfolio experienced a decrease in fair value of $1.3 million, net of tax, for the first two quarters of 2008 as a result of the increase in the long-term interest rate environment.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash provided by operating activities, consisting primarily of net income and net proceeds on the sales of loans, was $2.5 million and $474 thousand for the first six months of 2008 and 2007, respectively. Net cash used in investing activities, consisting principally of loan originations and the purchase of securities, was $107.1 million and $69.2 million for the first six months of 2008 and 2007, respectively. Net cash provided by financing activities, consisting primarily of growth in deposits, for the first two quarters of 2008 was $111.1 million, and for the same period in 2007 was $61.4 million, consisting principally of increases in short-term and other borrowings.
The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, structured wholesale repurchase agreements, lines of credit, and loan participations or sales. At June 30, 2008, the subsidiary banks had twenty lines of credit totaling $150.5 million, of which $8.0 million was secured and $142.5 million was unsecured. At June 30, 2008, the $65.2 million was available as the subsidiary banks had drawn $85.3 million of these available balances. Additionally, the Company has a single $25.0 million unsecured revolving credit note with a 364-day maturity. As of June 30, 2008, the Company had $15.5 million available as it carried an outstanding balance on the note of $9.5 million.
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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
On April 24, 2008, the Company declared a common dividend of $0.04 per share, or $184 thousand, which was paid on July 7, 2008 to common stockholders of record on June 23, 2008. It is the Company’s intention to consider the payment of common dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth; however it believes that operating results have reached a level that can sustain dividends to common stockholders as well.
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
In an attempt to manage its exposure to changes in interest rates, management monitors the Company’s interest rate risk. Each subsidiary bank has an asset/liability management committee of the board of directors that meets quarterly to review the bank’s interest rate risk position and profitability, and to make or recommend adjustments for consideration by the full board of each bank. Internal asset/liability management teams consisting of members of the subsidiary banks’ management meet twice a month, at a minimum, to manage the mix of assets and liabilities to maximize earnings and liquidity and minimize interest rate and other risks. Management also reviews the subsidiary banks’ securities portfolios, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.
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

Part I
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 200 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at March 31, 2008 demonstrated a 4.05% decrease in net interest income with a 200 basis point increase in interest rates, and a 1.87% increase in net interest income with a 100 basis point decrease in interest rates. Due to the status of the current interest rate environment, consideration of a 200 basis point downward shift is not realistic; therefore, the Company quantified the interest rate risk for a 100 basis point downward shift. Both simulations are within the board-established policy limits of a 10% decline in value.
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

Part I
Item 4
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.
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
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3 Defaults Upon Senior Securities
None
Item 4 Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders was held at the i wireless Center (formally The Mark of the Quad Cities) located at 1201 River Drive, Moline, Illinois on Wednesday, May 7, 2008 at 10:00 a.m. At the meeting, John K. Lawson and Ronald G. Peterson were re-elected to serve as Class III directors, with terms expiring in 2011. John D. Whitcher and Marie Z. Ziegler were also elected to serve as a Class III directors, with a term expiring in 2011. Continuing as Class II directors, with terms expiring in 2010, are Larry J. Helling, Douglas M. Hultquist, Mark C. Kilmer and Charles M. Peters. Continuing as Class I directors, with terms expiring in 2009, are Michael A. Bauer, James J. Brownson, and John A. Rife.

Part II
PART II — OTHER INFORMATION — continued
There were 4,602,964 issued and outstanding shares of common stock entitled to vote at the annual meeting. Either in person or by proxy, there were 4,012,288 common shares represented at the meeting, constituting approximately 88.0% of the outstanding shares. The voting was as follows:

	Votes	Votes
	For	Withheld

John K. Lawson	3,932,498	79,790
Ronald G. Peterson	3,933,941	78,347
John D. Whitcher	3,930,649	81,639
Marie Z. Zieger	3,941,973	70,315
Item 5 Other Information
None
Item 6 Exhibits
(a) Exhibits
10.1	QCR Holdings, Inc.’s 2008 Equity Incentive Plan (filed as an appendix to the Company’s DEF14A filed on March 25, 2008 and incorporated herein by reference)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC. (Registrant)
Date: August 11, 2008	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date: August 11, 2008	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	QCR Holdings, Inc.’s 2008 Equity Incentive Plan (filed as an appendix to the Company’s DEF14A filed on March 25, 2008 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.