Form 10-Q
period 2008-09-30
QCR HOLDINGS INC
filed 2008-11-10
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 1, 2008, the Registrant had outstanding 4,630,883 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$33,943,067	$40,490,000
Federal funds sold	9,536,411	7,985,000
Interest-bearing deposits at financial institutions	1,282,987	5,096,048

Securities held to maturity, at amortized cost	350,000	350,000
Securities available for sale, at fair value	231,623,193	220,207,243

	231,973,193	220,557,243

Loans receivable held for sale	4,162,970	6,507,583
Loans/leases receivable held for investment	1,173,585,054	1,050,480,273

	1,177,748,024	1,056,987,856
Less: Allowance for estimated losses on loans/leases	(14,495,563)	(11,315,253)

	1,163,252,461	1,045,672,603

Premises and equipment, net	31,548,914	31,884,153
Goodwill	3,222,688	3,222,688
Intangible asset	89,250	—
Accrued interest receivable	7,924,502	7,585,690
Bank-owned life insurance	27,336,830	26,549,614
Assets related to discontinued operations, held for sale	106,331,948	68,222,699
Other assets	24,973,874	19,298,604

Total assets	$1,641,416,125	$1,476,564,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$143,071,342	$160,533,242
Interest-bearing	837,328,338	723,472,017

Total deposits	980,399,680	884,005,259

Short-term borrowings	127,094,449	170,204,021
Federal Home Loan Bank advances	214,695,000	168,815,006
Other borrowings	76,605,144	47,690,122
Junior subordinated debentures	36,085,000	36,085,000
Liabilties related to discontinued operations, held for sale	94,789,085	59,061,550
Other liabilities	20,335,440	22,916,909

Total liabilities	1,550,003,798	1,388,777,867

Minority interest in consolidated subsidiaries	1,974,134	1,720,683

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; shares authorized 250,000; September 2008 - 568 shares issued and outstanding, December 2007 - 568 shares issued and outstanding,	568	568
Common stock, $1 par value; shares authorized 10,000,000 September 2008 - 4,625,088 shares issued and outstanding, December 2007 - 4,597,744 shares issued and outstanding,	4,625,088	4,597,744
Additional paid-in capital	42,902,685	42,317,374
Retained earnings	41,579,821	36,338,566
Accumulated other comprehensive income	330,031	2,811,540

Total stockholders’ equity	89,438,193	86,065,792

Total liabilities and stockholders’ equity	$1,641,416,125	$1,476,564,342

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended September 30,

	2008	2007
Interest and dividend income:
Loans/leases, including fees	$18,530,735	$18,673,871
Securities:
Taxable	2,742,291	2,385,165
Nontaxable	229,159	251,526
Interest-bearing deposits at financial institutions	10,391	70,931
Federal funds sold	28,492	40,758

Total interest and dividend income	21,541,068	21,422,251

Interest expense:
Deposits	5,570,085	7,846,616
Short-term borrowings	656,039	1,471,588
Federal Home Loan Bank advances	2,248,559	1,859,131
Other borrowings	752,521	591,458
Junior subordinated debentures	572,822	660,690

Total interest expense	9,800,026	12,429,483

Net interest income	11,741,042	8,992,768

Provision for loan/lease losses	2,154,061	956,967

Net interest income after provision for loan/lease losses	9,586,981	8,035,801

Non-interest income:
Credit card issuing fees, net of processing costs	228,786	191,918
Trust department fees	781,182	924,464
Deposit service fees	816,019	672,288
Gains on sales of loans, net	200,499	277,265
Gains on sales of foreclosed assets	61,152	—
Gains on sales of other assets	—	435,791
Earnings on bank-owned life insurance	241,190	242,534
Investment advisory and management fees, gross	480,587	369,239
Other	501,794	435,073

Total non-interest income	3,311,209	3,548,572

Non-interest expenses:
Salaries and employee benefits	6,467,255	5,648,520
Professional and data processing fees	1,143,404	805,640
Advertising and marketing	386,099	262,068
Occupancy and equipment expense	1,326,446	1,217,051
Stationery and supplies	116,589	129,811
Postage and telephone	222,931	235,247
Bank service charges	159,598	139,948
FDIC and other insurance	338,453	295,144
Other	415,508	358,501

Total non-interest expenses	10,576,283	9,091,930

Income from continuing operations before income taxes	2,321,907	2,492,443
Federal and state income tax expense from continuing operations	613,372	744,434

Income from continuing operations before minority interest in net income of consolidated subsidiaries	1,708,535	1,748,009
Minority interest in net income of consolidated subsidiaries	93,386	17,046

Income from continuing operations	$1,615,149	$1,730,963

Discontinued operations (Note 2):
Gain on sale of merchant credit card acquiring business	4,645,213	—
Operating income from merchant credit card acquiring business	119,483	112,937
Operating loss from First Wisconsin Bank & Trust	(582,307)	(348,244)

Income (loss) from discontinued operations before income taxes	4,182,389	(235,307)
Federal and state income tax expense (benefit) from discontinued operations	1,492,056	(98,153)

Income (loss) from discontinued operations	$2,690,333	$(137,154)

Net income	$4,305,482	$1,593,809
Less preferred stock dividends	446,125	268,000

Net income available to common stockholders	$3,859,357	$1,325,809

Basic earnings per common share (Note 3):
Income from continuing operations	0.25	0.32
Income (loss) from discontinued operations	0.58	(0.03)

Net income	$0.83	$0.29

Diluted earnings per common share (Note 3):
Income from continuing operations	0.25	0.32
Income (loss) from discontinued operations	0.58	(0.03)

Net income	$0.83	$0.29

Cash dividends declared per common share	$0.00	$0.00

Comprehensive income	$3,150,057	$3,324,477

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Nine Months Ended September 30,

	2008	2007
Interest and dividend income:
Loans/leases, including fees	$54,844,169	$53,784,361
Securities:
Taxable	8,017,862	6,445,213
Nontaxable	712,774	790,804
Interest-bearing deposits at financial institutions	157,590	294,561
Federal funds sold	70,440	214,329

Total interest and dividend income	63,802,835	61,529,268

Interest expense:
Deposits	18,129,951	23,492,921
Short-term borrowings	2,723,254	3,865,000
Federal Home Loan Bank advances	6,188,099	5,370,203
Other borrowings	1,921,505	1,170,699
Junior subordinated debentures	1,770,728	1,965,959

Total interest expense	30,733,537	35,864,782

Net interest income	33,069,298	25,664,486

Provision for loan/lease losses	4,493,644	2,083,959

Net interest income after provision for loan/lease losses	28,575,654	23,580,527

Non-interest income:
Credit card issuing fees, net of processing costs	735,123	509,956
Trust department fees	2,549,856	2,783,795
Deposit service fees	2,319,958	1,918,389
Gains on sales of loans, net	863,146	965,680
Gains on sales of foreclosed assets	65,736	1,007
Gains on sales of other assets	—	435,791
Earnings on bank-owned life insurance	787,217	642,517
Investment advisory and management fees, gross	1,566,604	1,134,362
Other	1,491,681	1,361,348

Total non-interest income	10,379,321	9,752,845

Non-interest expenses:
Salaries and employee benefits	19,301,094	16,114,688
Professional and data processing fees	3,410,312	2,514,243
Advertising and marketing	980,942	769,424
Occupancy and equipment expense	3,791,235	3,522,896
Stationery and supplies	369,363	381,577
Postage and telephone	694,742	702,712
Bank service charges	430,614	419,526
FDIC and other insurance	971,037	697,301
Loss on sale of fixed assets	—	239,016
Other	1,183,168	985,239

Total non-interest expenses	31,132,507	26,346,622

Income from continuing operations before income taxes	7,822,468	6,986,750
Federal and state income tax expense from continuing operations	2,154,572	2,031,192

Income from continuing operations before minority interest in net income of consolidated subsidiaries	5,667,896	4,955,558
Minority interest in net income of consolidated subsidiaries	362,213	250,935

Income from continuing operations	$5,305,683	$4,704,623

Discontinued operations (Note 2):
Gain on sale of merchant credit card acquiring business	4,645,213	—
Operating income from merchant credit card acquiring business	361,160	305,939
Operating loss from First Wisconsin Bank & Trust	(2,790,363)	(1,182,758)

Income (loss) from discontinued operations before income taxes	2,216,010	(876,819)
Federal and state income tax expense (benefit) from discontinued operations	757,478	(339,296)

Income (loss) from discontinued operations	$1,458,532	$(537,523)

Net income	$6,764,215	$4,167,100
Less preferred stock dividends	1,338,375	804,000

Net income available to common stockholders	$5,425,840	$3,363,100

Basic earnings per common share (Note 3):
Income from continuing operations	0.86	0.85
Income (loss) from discontinued operations	0.32	(0.12)

Net income	$1.18	$0.73

Diluted earnings per common share (Note 3):
Income from continuing operations	0.85	0.85
Income (loss) from discontinued operations	0.31	(0.12)

Net income	$1.17	$0.73

Cash dividends declared per common share	$0.04	$0.04

Comprehensive income	$4,282,706	$5,262,567

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2008

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total
Balance December 31, 2007	$568	$4,597,744	$42,317,374	$36,338,566	$2,811,540	$86,065,792
Comprehensive income:
Net income				686,444		686,444
Other comprehensive income, net of tax					1,808,101	1,808,101

Comprehensive income						2,494,545

Preferred cash dividends declared				(446,125)		(446,125)
Proceeds from issuance of 4,373 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan		4,373	45,686			50,059
Proceeds from issuance of 1,732 shares of common stock as a result of stock options exercised		1,732	15,839			17,571
Tax benefit of nonqualified stock options exercised			717			717
Stock compensation expense			99,922			99,922

Balance March 31, 2008	$568	$4,603,849	$42,479,538	$36,578,885	$4,619,641	$88,282,481

Comprehensive income:
Net income				1,772,289		1,772,289
Other comprehensive loss, net of tax					(3,134,185)	(3,134,185)

Comprehensive loss						(1,361,896)

Common cash dividends declared $0.04 per share				(184,585)		(184,585)
Preferred cash dividends declared				(446,125)		(446,125)
Proceeds from issuance of 7,501 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan		7,501	88,700			96,201
Proceeds from issuance of 5,499 shares of common stock as a result of stock options exercised		5,499	66,004			71,503
Exchange of 1,933 shares of common stock in connection with options exercised		(1,933)	(27,284)			(29,217)
Tax benefit of nonqualified stock options exercised			863			863
Stock compensation expense			117,576			117,576
Issuance of 5,000 shares of restricted stock		5,000	(5,000)			—

Balance June 30, 2008	$568	$4,619,916	$42,720,397	$37,720,464	$1,485,456	$86,546,801

Comprehensive income:
Net income				4,305,482		4,305,482
Other comprehensive income, net of tax					(1,155,425)	(1,155,425)

Comprehensive income						3,150,057

Preferred cash dividends declared				(446,125)		(446,125)
Proceeds from issuance of 5,098 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan		5,098	52,253			57,351
Proceeds from issuance of 74 shares of common stock as a result of stock options exercised		74	567			641
Tax benefit of nonqualified stock options exercised			31			31
Stock compensation expense			129,437			129,437

Balance September 30, 2008	$568	$4,625,088	$42,902,685	$41,579,821	$330,031	$89,438,193

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,764,215	$4,167,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,887,233	1,708,848
Provision for loan/lease losses related to continuing operations	4,493,644	2,083,959
Provision for loan/lease losses related to discontinued operations	1,727,000	184,384
Amortization of offering costs on subordinated debentures	10,738	10,738
Amortization of intangible asset	7,140	—
Stock-based compensation expense	289,231	(30,538)
Minority interest in income of consolidated subsidiaries	362,213	250,935
Gain on sale of foreclosed assets	(65,736)	(1,007)
Gain on sale of other assets	—	(435,791)
Gain on sale of merchant credit card acquiring business	(4,645,213)	—
Amortization of premiums (accretion of discount) on securities, net	31,918	(48,767)
Loans originated for sale	(68,882,999)	(81,123,640)
Proceeds on sales of loans	72,093,764	83,837,553
Net gains on sales of loans	(863,146)	(965,680)
Net loss on sale of premises and equipment	—	239,016
Increase in accrued interest receivable	(531,322)	(1,342,399)
Increase in other assets	(4,106,771)	(3,202,295)
(Decrease) increase in other liabilities	(2,338,195)	1,542,807

Net cash provided by operating activities	$6,233,714	$6,875,223

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in federal funds sold	(2,916,411)	(4,830,000)
Net decrease (increase) in interest-bearing deposits at financial institutions	3,811,496	(476,982)
Proceeds from sale of foreclosed assets	661,268	93,901
Proceeds from sale of other assets	—	500,000
Proceeds from sale of merchant credit card acquiring business	5,200,000	—
Activity in securities portfolio:
Purchases	(94,236,370)	(94,049,814)
Calls, maturities and redemptions	75,312,251	61,291,150
Paydowns	633,222	435,831
Activity in bank-owned life insurance:
Purchases	—	(9,121,488)
Increase in cash value	(872,543)	(661,356)
Net loans/leases originated and held for investment	(160,366,569)	(94,934,998)
Purchase of premises and equipment	(1,693,503)	(1,782,531)
Purchase of intangible asset	(96,390)	(887,542)
Net increase in cash related to discontinued operations, held for sale	(1,131,508)	(1,247,357)

Net cash used in investing activities	$(175,695,057)	$(145,671,186)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	136,731,836	20,042,601
Net (decrease) increase in short-term borrowings	(47,349,417)	64,239,104
Activity in Federal Home Loan Bank advances:
Advances	60,145,000	58,400,000
Payments	(14,265,006)	(50,381,685)
Net increase in other borrowings	28,915,022	43,955,759
Tax benefit of nonqualified stock options exercised	1,611	21,475
Payment of cash dividends	(1,528,745)	(1,066,013)
Costs from issuance of preferred stock, net	—	(10,671)
Proceeds from issuance of common stock, net	264,109	352,212

Net cash provided by financing activities	$162,914,410	$135,552,782

Net decrease in cash and due from banks	(6,546,933)	(3,243,181)
Cash and due from banks, beginning	40,490,000	42,502,770

Cash and due from banks, ending	$33,943,067	$39,259,589

Supplemental disclosure of cash flow information, cash payments for:
Interest	$32,950,020	$36,499,392

Income/franchise taxes	$2,283,927	$767,932

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains (losses) on securities available for sale, net	$(2,481,509)	$1,095,467

Transfers of loans to other real estate owned	$2,228,613	$—

See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008
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
The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim periods ended September 30, 2008, are not necessarily indicative of the results expected for the year ending December 31, 2008.
The consolidated financial statements include the accounts of the Company and its subsidiaries which includes four state-charted commercial banks: Quad City Bank & Trust (“QCBT”), Cedar Rapids Bank & Trust (“CRBT”), Rockford Bank & Trust (“RB&T”), and First Wisconsin Bank & Trust (“FWBT”); and Quad City Bancard, Inc. (“Bancard”) which provides merchant and cardholder credit card processing services. All material intercompany transactions and balances have been eliminated in consolidation.
Activities related to discontinued operations have been recorded separately with current and prior period amounts reclassified as assets and liabilities related to discontinued operations on the consolidated balance sheets and as discontinued operations on the consolidated statements of income and consolidated statement of cash flows. The notes to the consolidated financial statements have also been adjusted to eliminate the effect of discontinued operations.
Stock-based compensation plans: Please refer to Note 13 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007, for information related to the Company’s stock option and incentive plans, stock appreciation rights (“SARs”) and stock purchase plan.
During the third quarter of 2008, the Company granted to directors and certain employees nonqualified stock options to purchase 1,000 shares of common stock. The Company did not grant any shares of restricted stock during the third quarter of 2008.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
The Company accounts for stock-based compensation in accordance with the Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. Stock-based compensation expense totaled $147 thousand and ($38) thousand for the three months ended September 30, 2008 and 2007, and $289 thousand and ($31) thousand for the nine months ended September 30, 2008 and 2007, respectively. A key component in the calculation of stock-based compensation expense is the market price of the Company’s stock.
NOTE 2 — DISCONTINUED OPERATIONS
SALE OF MERCHANT CREDIT CARD ACQUIRING BUSINESS
On August 29, 2008, the Company’s subsidiary, Quad City Bancard, Inc., sold its merchant credit card acquiring business for $5.2 million and recorded an after-tax gain of approximately $3.0 million. Consequently, the business related to merchant credit card acquiring has been accounted for as discontinued operations. The assets and liabilities relating to the merchant credit card acquiring business were not significant as of September 30, 2008 and as of December 31, 2007.
The results from discontinued operations of the merchant credit card acquiring business for the three-month and nine-month periods ending September 30, 2008 and 2007 are presented in the following tables:

	Three Months Ended
	September 30,	September 30,
	2008	2007

Merchant credit card acquiring fees, net of processing costs	$193,679	$250,725
Non-interest expense	74,196	137,788

Income from discontinued operations, excluding gain on sale, before income taxes	119,483	112,937
Gain on sale of discontinued operations before income taxes	4,645,213	—

Income from discontinued operations before income taxes	$4,764,696	$112,937
Income tax expense	1,689,652	39,391

Income from discontinued operations, net of tax	$3,075,044	$73,546

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued

	Nine Months Ended
	September 30,	September 30,
	2008	2007

Merchant credit card acquiring fees, net of processing costs	$693,445	$738,961
Non-interest expense	332,285	433,022

Income from discontinued operations, excluding gain on sale, before income taxes	361,160	305,939
Gain on sale of discontinued operations before income taxes	4,645,213	—

Income from discontinued operations before income taxes	$5,006,373	$305,939
Income tax expense	1,775,716	110,015

Income from discontinued operations, net of tax	$3,230,657	$195,924

SALE OF FIRST WISCONSIN BANK & TRUST
Subsequent to September 30, 2008, the Company entered into a definitive agreement to sell First Wisconsin Bank & Trust, its wholly-owned commercial banking subsidiary which serves the Milwaukee, Wisconsin market. The transaction will involve the sale of stock of FWBT for approximately $13.5 million and is anticipated to close by December 31, 2008, subject to various closing conditions, including regulatory approval. The Company expects to record a gain on the sale of approximately $500 thousand, after taxes and related expenses. The activity related to FWBT is accounted for as discontinued operations.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Presented in the following tables are condensed financial statements for First Wisconsin Bank & Trust:
CONDENSED BALANCE SHEETS — DISCONTINUED OPERATIONS

	As of	As of
(dollars in thousands)	September 30, 2008	December 31, 2007

ASSETS
Cash and cash equivalents	$1,838	$706
Securities available for sale, at fair value	18,180	15,347
Loans receivable, net	81,197	49,204
Other assets	5,117	2,966

Assets related to discontinued operations, held for sale	$106,332	$68,223

LIABILITIES
Deposits	$85,760	$45,422
Short-term borrowings	8,752	12,992
Other liabilities	277	648

Liabilities related to discontinued operations, held for sale	$94,789	$59,062

CONDENSED STATEMENTS OF INCOME — DISCONTINUED OPERATIONS

	Three Months Ended
	September 30, 2008	September 30, 2007

Interest income	$1,449,144	$680,203
Interest expense	795,359	361,210

Net interest income	653,785	318,993
Provision for loan losses	212,000	80,384

Net interest income after provision for loan losses	441,785	238,609
Non-interest income	119,273	59,193
Non-Interest expense	1,143,365	646,046

Net loss before income taxes	$(582,307)	$(348,244)
Income tax benefit	(197,596)	(137,544)

Net loss from discontinued operations	$(384,711)	$(210,700)

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
CONDENSED STATEMENTS OF INCOME — DISCONTINUED OPERATIONS (continued)

	Nine Months Ended
	September 30, 2008	September 30, 2007

Interest income	$3,763,240	$1,560,985
Interest expense	2,011,921	766,366

Net interest income	1,751,319	794,619
Provision for loan losses	1,727,000	184,384

Net interest income after provision for loan losses	24,319	610,235
Non-interest income	330,082	93,256
Non-Interest expense	3,144,764	1,886,249

Net loss before income taxes	$(2,790,363)	$(1,182,758)
Income tax benefit	(1,018,238)	(449,311)

Net loss from discontinued operations	$(1,772,125)	$(733,447)

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
NOTE 3 — EARNINGS PER SHARE
The following information was used in the computation of earnings per share on a basic and diluted basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income from continuing operations	$1,615,149	$1,730,963	$5,305,683	$4,704,623
Income(loss) from discontinued operations	2,690,333	(137,154)	1,458,532	(537,523)

Net income	4,305,482	1,593,809	6,764,215	4,167,100
Less preferred stock dividends	446,125	268,000	1,338,375	804,000

Net income available to common stockholders, basic and diluted earnings	$3,859,357	$1,325,809	$5,425,840	$3,363,100

Weighted average common shares outstanding	4,624,056	4,591,576	4,612,658	4,576,963

Weighted average common shares issuable upon exercise of stock options, restricted stock awards, and under the employee stock purchase plan	22,443	7,830	32,074	19,828

Weighted average common and common equivalent shares outstanding	4,646,499	4,599,406	4,644,732	4,596,791

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
NOTE 4 — BUSINESS SEGMENT INFORMATION
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
The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments which are the three subsidiary banks wholly-owned by the Company: Quad City Bank & Trust, Cedar Rapids Bank & Trust, and Rockford Bank & Trust. Each of these secondary segments offer similar products and services, but are managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.
First Wisconsin Bank & Trust is accounted for as discontinued bank operations and has been properly excluded where appropriate. FWBT’s assets held for sale are reported in the “ALL OTHER” segment.
The Company’s Credit Card Processing segment represents the continuing operations of Quad City Bancard, Inc. Bancard is a wholly-owned subsidiary of the Company that provides credit card processing for cardholders of the Company’s three subsidiary banks and approximately one hundred agent banks.
As previously noted, Bancard sold its merchant credit card acquiring business and the Company has accounted for it as discontinued operations. The related financial information has been properly excluded.
The Company’s Trust Management segment represents the trust and asset management services offered at the Company’s three subsidiary banks in aggregate. This segment generates income primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. No assets of the subsidiary banks have been allocated to the Trust Management segment.
The Company’s All Other segment includes the operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds. This segment includes the corporate operations of the parent and the real estate holding operations of Velie Plantation Holding Company.
Selected financial information on the Company’s business segments is presented as follows for the three months and nine months ended September 30, 2008 and 2007.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
QCR HOLDINGS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA — BUSINESS SEGMENTS
Three Months and Nine Months Ended September 30, 2008 and 2007

	Commercial Banking
	Quad City	Cedar Rapids	Rockford	Credit Card	Trust		Intercompany	Consolidated
	Bank & Trust	Bank & Trust	Bank & Trust	Processing	Management	All other	Eliminations	Total
Three Months Ended September 30, 2008
Total Revenue	$14,067,074	$6,821,470	$3,082,941	$693,532	$705,314	$5,544,461	$(6,062,514)	$24,852,277
Net Interest Income	$7,527,971	$3,497,061	$1,354,700	$115,860	$—	$(697,110)	$(57,440)	$11,741,042
Income from Continuing Operations	$1,865,998	$837,737	$(58,510)	$2,590	$81,396	$5,218,037	$(6,332,098)	$1,615,149
Total Assets	$886,113,521	$444,211,934	$216,133,770	$955,869	$—	$144,783,216	$(50,782,185)	$1,641,416,125
Provision for Loan/Lease Losses	$1,369,873	$471,377	$260,000	$52,811	$—	$—	$—	$2,154,061
Goodwill and Intangible Assets	$3,311,938	$—	$—	$—	$—	$—	$—	$3,311,938

Three Months Ended September 30, 2007
Total Revenue	$14,767,072	$6,412,504	$2,334,069	$626,424	$924,465	$4,935,235	$(5,028,945)	$24,970,823
Net Interest Income	$6,474,609	$2,591,949	$820,964	$121,790	$—	$(876,718)	$(139,826)	$8,992,768
Income from Continuing Operations	$1,795,139	$602,486	$(258,591)	$(15,671)	$255,399	$4,354,231	$(5,002,029)	$1,730,963
Total Assets	$860,477,760	$367,714,176	$138,899,065	$980,836	$—	$130,083,814	$(83,888,047)	$1,414,267,604
Provision for Loan/Lease Losses	$387,856	$182,800	$333,956	$52,355	$—	$—	$—	$956,967
Goodwill and Intangible Assets	$3,222,688	$—	$—	$—	$—	$—	$—	$3,222,688

Nine Months Ended September 30, 2008
Total Revenue	$42,490,525	$19,980,678	$8,819,735	$735,123	$2,549,856	$10,488,577	$(10,882,338)	$74,182,156
Net Interest Income	$21,833,397	$9,617,536	$3,711,548	$351,607	$—	$(2,109,158)	$(335,632)	$33,069,298
Income from Continuing Operations	$6,016,789	$2,357,705	$(146,039)	$61,131	$573,082	$6,940,955	$(10,497,939)	$5,305,683
Total Assets	$886,113,521	$444,211,934	$216,133,770	$955,869	$—	$144,783,216	$(50,782,185)	$1,641,416,125
Provision for Loan/Lease Losses	$2,745,462	$914,645	$689,000	$144,537	$—	$—	$—	$4,493,644
Goodwill and Intangible Assets	$3,311,938	$—	$—	$—	$—	$—	$—	$3,311,938

Nine Months Ended September 30, 2007
Total Revenue	$43,541,042	$18,564,112	$5,817,441	$509,956	$2,783,795	$7,131,385	$(7,065,619)	$71,282,112
Net Interest Income	$18,785,028	$7,348,461	$2,087,676	$356,321	$—	$(2,481,096)	$(431,904)	$25,664,486
Income from Continuing Operations	$5,357,784	$1,757,569	$(766,540)	$(119,051)	$811,589	$4,309,021	$(6,645,749)	$4,704,623
Total Assets	$860,477,760	$367,714,176	$138,899,065	$980,836	$—	$130,083,814	$(83,888,047)	$1,414,267,604
Provision for Loan/Lease Losses	$746,867	$533,401	$579,956	$223,735	$—	$—	$—	$2,083,959
Goodwill and Intangible Assets	$3,222,688	$—	$—	$—	$—	$—	$—	$3,222,688

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
NOTE 5 — COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company’s subsidiary banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit, and standby letters of credit.
As of September 30, 2008 and December 31, 2007, commitments to extend credit aggregated were $472.4 million and $464.9 million, respectively. As of September 30, 2008 and December 31, 2007, standby, commercial and similar letters of credit aggregated were $13.7 million and $14.1 million, respectively. Management does not expect that all of these commitments will be funded.
Contractual obligations and other commitments were presented in the Company’s 2007 Annual Report on Form 10-K. There have been no material changes in the Company’s contractual obligations and other commitments since that report was filed.
NOTE 6 — RECENT ACCOUNTING DEVELOPMENTS
In September 2006, FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The Company adopted the provisions of SFAS No. 157 for the quarter ended March 31, 2008. See NOTE 7 for additional information regarding fair value measurements.
In February of 2007, FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available for eligible items that exist on the date that a company adopts SFAS No. 159 or when an entity first recognizes a financial asset or financial liability. The decision to elect the fair value option for an eligible item is irrevocable. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The statement offered early adoption provisions that the Company elected not to exercise. There was no impact on the consolidated financial statements of the Company as a result of the adoption of SFAS No. 159 during the first nine months of 2008 since the Company has not elected the fair value option for any eligible items, as defined in SFAS No. 159.

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
NOTE 7 — FAIR VALUE MEASURMENTS
As discussed in NOTE 6 above, on January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. There was no impact on the consolidated financial statements of the Company as a result of this adoption.
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

3.	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Part I Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Assets measured at fair value on a recurring basis comprise the following at September 30, 2008:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$231,623	$597	$231,026	$—

Total	$231,623	$597	$231,026	$—

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
Certain financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis were not significant at September 30, 2008.
NOTE 8 — RECENT INDUSTRY DEVELOPMENTS
In response to the current economic events, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “Stabilization Act”). The Stabilization Act authorizes the Secretary of the U.S. Treasury and the Federal Deposit Insurance Corporation (the “FDIC”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Pursuant to the Stabilization Act, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in eligible financial institutions that wish to participate. This program, known as the Capital Purchase Program, allocates $250 billion from the $700 billion authorized by the Stabilization Act to the U.S. Treasury for the purchase of senior preferred shares from qualifying financial institutions. Eligible institutions will be able to sell equity interests to the U.S. Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock from the participating institutions with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the Capital Purchase Program. Many financial institutions have already announced that they will participate in the Capital Purchase Program. While the Company’s management is confident that the Company is well positioned for growth, management is examining whether or not the Company will apply to participate in the Treasury Department’s Capital Purchase Plan.
Also on October 14, 2008, using the systemic risk exception to the FDIC Improvement Act of 1991, the U.S. Treasury authorized the FDIC to provide a 100% guarantee of newly-issued senior unsecured debt and deposits in non-interest bearing accounts at FDIC insured institutions. Initially, all eligible financial institutions will automatically be covered under this program, known as the Temporary Liquidity Guarantee Program, without incurring any fees for a period of 30 days. Coverage under the Temporary Liquidity Guarantee Program after the initial 30-day period is available to insured financial institutions at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing deposits. After the initial 30-day period, institutions will continue to be covered under the Temporary Liquidity Guarantee Program unless they inform the FDIC that they have decided to opt out of the program. The Company is assessing its participation in the Temporary Liquidity Guarantee Program.
Under the Troubled Asset Auction Program, another initiative based on the authority granted by the Stabilization Act, the U.S. Treasury, through a newly-created Office of Financial Stability, will purchase certain troubled mortgage-related assets from financial institutions in a reverse-auction format. Troubled assets eligible for purchase by the Office of Financial Stability include residential and commercial mortgages originated on or before March 14, 2008, securities or obligations that are based on such mortgages, and any other financial instrument that the Secretary of the U.S. Treasury determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, is necessary to promote financial market stability. The U.S. Treasury has not issued any definitive guidance regarding this program and the Company’s management has not determined whether or not it will participate.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — continued
Under the Stabilization Act, the U.S. Treasury is also required to establish a program that will guarantee principal of, and interest on, troubled assets originated or issued prior to March 14, 2008, including mortgage-backed securities. The program may take any form and may vary by asset class, but it must be voluntary and self-funding. The U.S. Treasury has the authority to set premiums to reflect the credit risk characteristics of the insured assets. The U.S. Treasury has solicited requests for comments on how the program should be structured but no program has been implemented to date. The Stabilization Act also temporarily increases the amount of insurance coverage of deposit accounts held at FDIC-insured depository institutions, including our bank subsidiaries, from $100,000 to $250,000. The increased coverage is effective during the period from October 3, 2008 until December 31, 2009.
It is not clear at this time what impact the Stabilization Act, the Capital Purchase Program, the Temporary Liquidity Guarantee Program, the Troubled Asset Auction Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the Company’s future financial condition and results of operations.
The preceding is a summary of recently enacted laws and regulations that could materially impact the Company’s results of operations or financial condition. This discussion is qualified in its entirety by reference to such laws and regulations and should be read in conjunction with “Supervision and Regulation” discussion contained in the Company’s 2007 Form 10-K.

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
•	Quad City Bank & Trust commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. Quad City Bank & Trust also provides leasing services through its 80%-owned subsidiary, M2 Lease Funds, located in Brookfield, Wisconsin. During the first quarter of 2008, Quad City Bank & Trust acquired CMG Investment Advisors, LLC, which is an investment management and advisory company.

•	Cedar Rapids Bank & Trust commenced operations in 2001 and provides full-service commercial and consumer banking services to Cedar Rapids and adjacent communities through its main office located on First Avenue in downtown Cedar Rapids, Iowa and its branch facility located on Council Street in northern Cedar Rapids. Cedar Rapids Bank & Trust also provides residential real estate mortgage lending services through its 50%-owned joint venture, Cedar Rapids Mortgage Company.

•	Rockford Bank & Trust commenced operations in January 2005 and provides full-service commercial and consumer banking services to Rockford and adjacent communities through its main office located on Guilford Road at Alpine Road in Rockford, and its branch facility located in downtown Rockford.

•	First Wisconsin Bank & Trust is a wholly owned subsidiary of the Company providing full-service commercial and consumer banking services in the Milwaukee area through its main office located in Brookfield, Wisconsin. The Company has operated this charter since February, 2007. As discussed in the footnotes to the financial statements, in October, 2008 the Company entered into a definitive agreement to sell FWBT. The activity related to FWBT is accounted for as discontinued operations.
Bancard provides cardholder credit card processing services. Bancard currently provides credit card processing for its agent banks and for cardholders of the Company’s subsidiary banks and agent banks. As discussed in the footnotes to the financial statements, the Company sold the merchant credit card acquiring business segment of Bancard during the third quarter of 2008. The activity related to the merchant credit card acquiring business is accounted for as discontinued operations.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
OVERVIEW
The Company reported earnings for the third quarter ended September 30, 2008 of $4.3 million, which resulted in diluted earnings per share for common shareholders of $0.83. During the third quarter of 2008, the Company’s wholly owned subsidiary, Bancard, sold its merchant credit card acquiring business resulting in a gain on sale, net of taxes and related expenses, of approximately $3.0 million or $0.66 per share. Earnings from continuing operations for the third quarter ended September 30, 2008 were $1.6 million, which resulted in diluted earnings per share of $0.25. Earnings from continuing operations and diluted earnings per share for the third quarter of 2007 were $1.7 million and $0.32, respectively.
For the nine months ended September 30, 2008, earnings totaled $6.8 million leading to diluted earnings per share of $1.17. As mentioned above, the gain on sale of the merchant credit card acquiring business was the major contributor to the increase in earnings. Earnings from continuing operations and diluted earnings per share for the nine months ended September 30, 2008 were $5.3 million and $0.85, respectively. By comparison, for the nine months ended September 30, 2007, earnings from continuing operations totaled $4.7 million which resulted in diluted earnings per share of $0.85. The Company has experienced strong growth in net interest income over the first nine months. This growth has been partially offset by significant increases in the provision for loan/lease losses. Earnings from continuing operations before the provision for loan/lease losses and taxes for the nine months ended September 30, 2008 were $11.9 million which represents an increase of $3.1 million, or nearly 36%, from $8.8 million for the nine months ended September 30, 2007.
When compared to the second quarter of 2008, earnings from continuing operations decreased from $2.0 million to $1.6 million, or 20%, for the third quarter of 2008. The primary reason for this decrease in earnings was a significant increase in the provision for loan/lease losses.

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
Net interest income increased $2.7 million, or 30%, to $11.9 million for the quarter ended September 30, 2008, from $9.1 million for the third quarter of 2007. For the third quarter of 2008, average earning assets increased by $159.2 million, or 13%, and average interest-bearing liabilities increased by $127.2 million, or 11%, when compared with average balances for the third quarter of 2007. A comparison of yields, spread and margin from the third quarter of 2008 to the third quarter of 2007 is as follows:
•	The average yield on interest-earning assets decreased 78 basis points.

•	The average cost of interest-bearing liabilities decreased 129 basis points.

•	The net interest spread improved 51 basis points from 2.63% to 3.14%.

•	The net interest margin improved 45 basis points from 2.99% to 3.44%.
Net interest income increased $7.4 million, or 28%, to $33.4 million for the nine months ended September 30, 2008, from $26.0 million for the first nine months of 2007. For the first nine months of 2008, average earning assets increased by $151.9 million, or 13%, and average interest-bearing liabilities increased by $136.5 million, or 13%, when compared with average balances for the first three quarters of 2007. A comparison of yields, spread and margin from the first nine months of 2008 to the first nine months of 2007 is as follows:
•	The average yield on interest-earning assets decreased 57 basis points.

•	The average cost of interest-bearing liabilities decreased 105 basis points.

•	The net interest spread improved 48 basis points from 2.55% to 3.03%.

•	The net interest margin improved 40 basis points from 2.92% to 3.32%.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the Three Months Ended September 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$4,395	$28	2.55%	$3,837	$41	4.27%
Interest-bearing deposits at financial institutions	1,041	10	3.84%	4,783	71	5.94%
Investment securities (1)	230,880	3,083	5.34%	209,802	2,759	5.26%
Gross loans/leases receivable (2)	1,143,273	18,531	6.48%	1,001,950	18,674	7.46%

Total interest earning assets	$1,379,589	21,652	6.28%	$1,220,372	21,545	7.06%

Noninterest-earning assets:
Cash and due from banks	$32,116			$38,440
Premises and equipment	31,506			31,695
Less allowance for estimated losses on loans/leases	(13,987)			(11,410)
Other	170,994			93,356

Total assets	$1,600,218			$1,372,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$279,829	1,211	1.73%	$310,877	2,806	3.61%
Savings deposits	67,193	231	1.38%	31,685	170	2.15%
Time deposits	442,058	4,128	3.74%	387,946	4,871	5.02%
Short-term borrowings	147,487	656	1.78%	160,429	1,472	3.67%
Federal Home Loan Bank advances	204,947	2,249	4.39%	161,344	1,859	4.61%
Junior subordinated debentures	36,085	573	6.35%	36,085	661	7.33%
Other borrowings	71,933	752	4.18%	33,931	591	6.97%

Total interest-bearing liabilities	$1,249,532	9,800	3.14%	$1,122,297	12,430	4.43%

Noninterest-bearing demand	137,340			$124,564
Other noninterest-bearing liabilities	122,514			48,794
Total liabilities	$1,509,386			$1,295,655

Minority interest in consolidated subsidiaries	1,928			1,619

Stockholders’ equity	88,904			75,180

Total liabilities and stockholders’ equity	$1,600,218			$1,372,453

Net interest income		$11,852			$9,115

Net interest spread			3.14%			2.63%

Net interest margin			3.44%			2.99%

Ratio of average interest earning assets to average interest- bearing liabilities	110.41%			108.74%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(2)	Loan fees are not material and are included in interest income from loans receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis of Changes of Interest Income/Interest Expense
For the Three Months Ended September 30, 2008

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2008 vs. 2007
	(Dollars in Thousands)
INTEREST INCOME
Federal funds sold	$(13)	$(45)	$32
Interest-bearing deposits at financial institutions	(61)	(19)	(42)
Investment securities (2)	324	43	281
Gross loans/leases receivable (3)	(143)	(10,188)	10,045

Total change in interest income	$107	$(10,209)	$10,316

INTEREST EXPENSE
Interest-bearing demand deposits	$(1,595)	$(1,338)	$(257)
Savings deposits	61	(355)	416
Time deposits	(743)	(4,001)	3,258
Short-term borrowings	(816)	(706)	(110)
Federal Home Loan Bank advances	390	(544)	934
Junior subordinated debentures	(88)	(88)	—
Other borrowings	161	(1,351)	1,512

Total change in interest expense	$(2,630)	$(8,383)	$5,753

Total change in net interest income	$2,737	$(1,826)	$4,563

(1)	The column “increase/decrease from prior period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan fees are not material and are included in interest income from loans/leases receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

	For the Nine Months Ended September 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earnings assets:
Federal funds sold	$3,410	70	2.74%	$6,163	214	4.63%
Interest-bearing deposits at financial institutions	6,572	158	3.21%	6,975	295	5.64%
Investment securities (1)	226,186	9,077	5.35%	197,461	7,620	5.15%
Gross loans receivable (2)	1,105,698	54,844	6.61%	979,414	53,784	7.32%

Total interest earning assets	$1,341,866	64,149	6.37%	$1,190,013	61,913	6.94%

Noninterest-earning assets:
Cash and due from banks	$33,399			$36,600
Premises and equipment	31,605			31,879
Less allowance for estimated losses on loans	(12,966)			(11,010)
Other	152,570			79,135

Total assets	$1,546,473			$1,326,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$302,509	4,643	2.05%	$303,238	8,222	3.62%
Savings deposits	$56,735	638	1.50%	31,253	496	2.12%
Time deposits	$417,598	12,849	4.10%	397,496	14,775	4.96%
Short-term borrowings	$168,224	2,723	2.16%	136,868	3,865	3.77%
Federal Home Loan Bank advances	$186,086	6,188	4.43%	160,054	5,370	4.47%
Junior subordinated debentures	$36,085	1,771	6.54%	36,085	1,966	7.26%
Other borrowings	$59,115	1,922	4.34%	24,836	1,171	6.29%

Total interest-bearing liabilities	$1,226,352	30,734	3.34%	$1,089,830	35,865	4.39%

Noninterest-bearing demand	$133,006			$121,054
Other noninterest-bearing liabilities	98,358			40,785
Total liabilities	$1,457,716			$1,251,669

Minority interest in consolidated subsidiaries	1,829			1,519

Stockholders’ equity	86,928			73,429

Total liabilities and stockholders’ equity	$1,546,473			$1,326,617

Net interest income		$33,415			$26,048

Net interest spread			3.03%			2.55%

Net interest margin			3.32%			2.92%

Ratio of average interest earning assets to average interest- bearing liabilities	109.42%			109.19%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2)	Loan fees are not material and are included in interest income from loans receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis of Changes of Interest Income/Interest Expense
For the nine months ended September 30, 2008

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2008 vs. 2007
	(Dollars in Thousands)
INTEREST INCOME
Federal funds sold	$(144)	$(69)	$(75)
Interest-bearing deposits at financial institutions	(137)	(121)	(16)
Investment securities (2)	1,457	314	1,143
Gross loans/leases receivable (3)	1,060	(7,473)	8,533

Total change in interest income	$2,236	$(7,349)	$9,585

INTEREST EXPENSE
Interest-bearing demand deposits	$(3,579)	$(3,560)	$(19)
Savings deposits	142	(247)	389
Time deposits	(1,926)	(3,029)	1,103
Short-term borrowings	(1,142)	(2,280)	1,138
Federal Home Loan Bank advances	818	(79)	897
Junior subordinated debentures	(195)	(195)	—
Other borrowings	751	(654)	1,405

Total change in interest expense	$(5,131)	$(10,044)	$4,913

Total change in net interest income	$7,367	$2,695	$4,672

(1)	The column “increase/decrease from prior period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan fees are not material and are included in interest income from loans/leases receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
CRITICAL ACCOUNTING POLICY
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan/lease losses. The Company’s allowance for loan/lease loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan/lease loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for loan/lease losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance for loan/lease losses. Although management believes the levels of the allowance as of both September 30, 2008 and December 31, 2007 were adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
RESULTS OF OPERATIONS
INTEREST INCOME
Interest income increased slightly from $21.4 million for the quarter ended September 30, 2007 to $21.5 million for the quarter ended September 30, 2008. The Company experienced significant growth in loans/leases as the average balance of loans/leases increased $141.3 million, or 14%, from $1.0 billion for the third quarter of 2007 to nearly $1.2 billion for the same quarter of 2008. The impact of this growth on interest income was effectively offset as a result of the sharp decline in national and local market interest rates over the past year. The Company’s average yield on interest earning assets decreased 78 basis points from 7.06% for the three months ended September 30, 2007 to 6.28% for the same period in 2008.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Interest income increased by $2.2 million from $61.9 million for the nine months ended September 30, 2007 to $64.1 million for the same period of 2008. The nearly 4% increase in interest income was attributable to significant growth in loans/leases; specifically, the average balance of loans/leases increased $126.3 million, or 13%, from $979.4 million for the nine months ended September 30, 2007 to $1.1 billion for the same time period of 2008. The impact of this growth on interest income was partially reduced as a result of the sharp decline in national and local market interest rates over the past year. The Company’s average yield on interest earning assets decreased 57 basis points from 6.94% for the nine months ended September 30, 2007 to 6.37% for the first three quarters of 2008.
INTEREST EXPENSE
Interest expense decreased $2.6 million from $12.4 million for the third quarter of 2007 to $9.8 million for the third quarter of 2008. Although the Company saw an increase in interest-bearing liabilities of $127.2 million, or 11%, from the third quarter in 2007 to the third quarter in 2008, this was more than offset by the decline in the average cost of interest bearing liabilities. Specifically, the Company’s average cost of interest bearing liabilities was 3.14% for the third quarter of 2008, which was a decrease of 129 basis points when compared to the 4.43% for the third quarter of 2007.
Interest expense decreased $5.1 million, or 14%, from $35.9 million for the first nine months of 2007 to $30.8 million for the first nine months of 2008. Although the Company saw an increase in interest-bearing liabilities of $136.5 million, or 13%, from the first nine months in 2007 to the first nine months in 2008, this was more than offset by the decline in the average cost of interest bearing liabilities. Specifically, the Company’s average cost of interest bearing liabilities was 3.34% for the nine months ended September 30, 2008, which was a decrease of 105 basis points when compared to the nine months ended September 30, 2007.
PROVISION FOR LOAN/LEASE LOSSES
The provision for loan/lease losses increased $1.2 million from $957 thousand for the third quarter of 2007 to $2.2 million for the third quarter of 2008. For the nine-month comparative period, the provision for loan/lease losses increased $2.4 million, or 116%, from $2.1 million for 2007 to $4.5 million 2008. The increases are attributable to the significant growth in loans/leases, some isolated degradation of a few commercial credits requiring specific reserves, and the Company’s decision to increase the qualitative reserve factors applied to all loans within the reserve adequacy calculations for all of the subsidiary banks and the leasing company due to the continued uncertainty regarding the national economy and the impact on the Company’s local markets.
As a result, the Company’s allowance for loan/lease losses to gross loans/leases increased to 1.23% at September 30, 2008 from 1.07% at December 31, 2007.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
NON-INTEREST INCOME
The following tables set forth the various categories of non-interest income for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended
	September 30,	September 30,
	2008	2007	$ Change	% Change

Credit card issuing fees, net of processing costs	$228,786	$191,918	$36,868	19.2%
Trust department fees	781,182	924,464	(143,282)	(15.5)
Deposit service fees	816,019	672,288	143,731	21.4
Gains on sales of loans, net	200,499	277,265	(76,766)	(27.7)
Gains on sales of foreclosed assets	61,152	0	61,152	0
Gains on sales of other assets	0	435,791	(435,791)	(100.0)
Earnings on bank-owned life insurance	241,190	242,534	(1,344)	(0.6)
Investment advisory and management fees, gross	480,587	369,239	111,348	30.2
Other	501,794	435,073	66,721	15.3

Total non-interest income	$3,311,209	$3,548,572	$(237,363)	(6.7)%

	Nine Months Ended
	September 30,	September 30,
	2008	2007	$ Change	% Change

Credit card issuing fees, net of processing costs	$735,123	$509,956	$225,167	44.2%
Trust department fees	2,549,856	2,783,795	(233,939)	(8.4)
Deposit service fees	2,319,958	1,918,389	401,569	20.9
Gains on sales of loans, net	863,146	965,680	(102,534)	(10.6)
Gains on sales of foreclosed assets	65,736	1,007	64,729	0
Gains on sales of other assets	0	435,791	(435,791)	(100.0)
Earnings on bank-owned life insurance	787,217	642,517	144,700	22.5
Investment advisory and management fees, gross	1,566,604	1,134,362	432,242	38.1
Other	1,491,681	1,361,348	130,333	9.6

Total non-interest Income	$10,379,321	$9,752,845	$626,476	6.4%

Bancard’s credit card fees, net of processing costs, increased as a result of improved interchange income from increased processing volumes for cardholders. Additionally, Bancard has experienced a reduction in charge-off activity for its cardholder portfolio during 2008 as compared to the same periods in 2007.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Trust department fees decreased $143 thousand from the third quarter of 2007 to the third quarter of 2008. For the first nine months of 2008, the trust department fees decreased $234 thousand from the same period of 2007. The majority of trust department fees are determined based on performance of the investments within the managed trusts. With the national economic difficulties experienced during the year, many of these investments experienced some downward volatility.
Deposit service fees increased $144 thousand, or 21%, for the third quarter of 2008 compared to the third quarter of 2007. Additionally, deposit service fees for the first nine months in 2008 increased $402 thousand over the same period of 2007. This increase was primarily the result of an increase in NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts at the Company’s subsidiary banks. During 2008, the Company experienced an increase in the number and amount of demand deposits. Service charges and NSF charges related to the Company’s demand deposit accounts were the main components of deposit service fees.
Gains on sales of loans, net, decreased $77 thousand for the third quarter of 2008 compared to the same quarter of 2007. For the first nine months of 2008, gains on sales of loans, net, decreased $103 thousand from the first nine months of 2007. This consists primarily of sales of residential mortgages. Loan origination and sales activity for these loan types has slowed as a result of the economic difficulties experienced in 2008.
During the third quarter of 2007, the Company sold its 20% equity position in Nobel Electronic Transfer, LLC resulting in a gain on sale of $436 thousand.
Investment advisory and management fees increased $111 thousand, or 30%, for the third quarter of 2008 compared to the third quarter of 2007. Additionally, investment advisory and management fees increased $432, thousand, or 38%, for the first nine months of 2008 compared to the first nine months of 2007. This increase was largely attributable to the acquisition of CMG Investment Advisors, LLC, a wholly-owned subsidiary of Quad City Bank & Trust, which occurred in the first quarter of 2008.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
NON-INTEREST EXPENSE
The following tables set forth the various categories of non-interest expenses for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended
	September 30,	September 30,
	2008	2007	$ Change	% Change

Salaries and employee benefits	$6,467,255	$5,648,520	$818,735	14.5%
Professional and data processing fees	1,143,404	805,640	337,764	41.9
Advertising and marketing	386,099	262,068	124,031	47.3
Occupancy and equipment expense	1,326,446	1,217,051	109,395	9.0
Stationery and supplies	116,589	129,811	(13,222)	(10.2)
Postage and telephone	222,931	235,247	(12,316)	(5.2)
Bank service charges	159,598	139,948	19,650	14.0
FDIC and other insurance	338,453	295,144	43,309	14.7
Other	415,508	358,501	57,007	15.9

Total non-interest expense	$10,576,283	$9,091,930	$1,484,353	16.3%

	Nine Months Ended
	September 30,	September 30,
	2008	2007	$ Change	% Change

Salaries and employee benefits	$19,301,094	$16,114,688	$3,186,406	19.8%
Professional and data processing fees	3,410,312	2,514,243	896,069	35.6
Advertising and marketing	980,942	769,424	211,518	27.5
Occupancy and equipment expense	3,791,235	3,522,896	268,339	7.6
Stationery and supplies	369,363	381,578	(12,215)	(3.2)
Postage and telephone	694,742	702,712	(7,970)	(1.1)
Bank service charges	430,614	419,526	11,088	2.6
FDIC and other insurance	971,037	697,300	273,737	39.3
Loss on sale of fixed assets	—	239,016	(239,016)	(100.0)
Other	1,183,168	985,239	197,929	20.1

Total non-interest expense	$31,132,507	$26,346,622	$4,785,885	18.2%

Salaries and employee benefits, which is the largest component of non-interest expenses, increased $819 thousand from the third quarter of 2007 to the third quarter of 2008, and increased $3.2 million for the nine-month comparative period. The increase was primarily due to an increase in employees from 337 full time equivalents (FTEs) to 349 FTEs from year-to-year, as a result of the Company’s continued growth.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Professional and data processing fees increased $338 thousand for the third quarter of 2008 as compared to the third quarter of 2007. Additionally, for the first nine months of 2008, professional and data processing fees increased $896 thousand, or nearly 36%, from the comparable period of 2007. Contributing to the year-to-year increase was an increase in fees related to several consulting projects at the Company and subsidiary banks. Additionally, fees incurred for data processing experienced an increase as the number of customers and volume of transactions have grown.
FDIC and other insurance expense increased for both comparative periods. These increases were entirely the result of the FDIC’s new premium pricing system and the assessment methodology for deposit insurance coverage now being applied to the subsidiary banks.
INCOME TAXES
The provision for income taxes from continuing operations was $613 thousand for the third quarter of 2008 compared to $744 thousand for the third quarter of 2007 for a decrease of $131 thousand, or 18%. The decrease was partly the result of a decrease in income from continuing operations before income taxes of $171 thousand, or 7%, for the 2008 quarter when compared to the 2007 quarter. Additionally, the proportionate share of tax-exempt income to total income increased from the third quarter of 2007 to the same quarter for 2008 resulting in a decrease in the effective tax rate from 29.9% to 26.4%.
The provision for income taxes from continuing operations was $2.2 million for the first nine months of 2008 compared to $2.0 million for the first nine months of 2007 for an increase of $123 thousand, or 6%. The increase was the result of an increase in income from continuing operations before income taxes of $836 thousand, or 12%, for the first three quarters of 2008 when compared to the same three quarters of 2007. Partially offsetting this increase, the proportionate share of tax-exempt income to total income increased for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 resulting in a decrease in the effective tax rate from 29.1% for 2007 to 27.5% for 2008.
DISCONTINUED OPERATIONS
Earnings from discontinued operations for the three months ended September 30, 2008 were $2.7 million which represented a significant increase from the $137 thousand loss from discontinued operations incurred for the three months ended September 30, 2007. For the nine months ended September 30, 2008, earnings from discontinued operations were $1.5 million which is a significant improvement compared to the $538 thousand loss incurred for the same period in 2007. The gain on sale of the merchant credit card acquiring business during the third quarter of 2008 was the major contributor to this significant increase.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
FINANCIAL CONDITION
Total assets of the Company increased by $164.9 million, or 11%, to $1.6 billion at September 30, 2008 from $1.5 billion at December 31, 2007. The growth resulted primarily from the net increase in the loan/lease portfolio, funded by increases in interest-bearing deposits and advances from the Federal Home Loan Bank (“FHLB”).
The composition of the Company’s securities portfolio is managed to maximize return while prioritizing the impact on asset-liability position and liquidity needs. Securities increased by $11.4 million, or 5%, to $232.0 million at September 30, 2008 from $220.6 million at December 31, 2007. The Company’s securities available for sale portfolio consists largely of U.S. treasury and government sponsored agency securities. Mortgage-backed securities represents less than 1% of the entire portfolio as of September 30, 2008.
Gross loans/leases receivable grew by $120.8 million, or 11%, to $1.2 billion at September 30, 2008 from $1.1 billion at December 31, 2007. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table. Balances related to discontinued operations have been eliminated for all periods presented.

	As of	As of
(dollars in thousands)	September 30, 2008	December 31, 2007

Commercial	$473,778	$353,400
Commercial Real Estate	465,002	472,285
Direct Financing Leases	72,910	67,224
Residential Real Estate	78,875	83,328
Installment and Other Consumer	85,523	79,220
Deferred loan/lease origination costs, net of fees	1,661	1,531

TOTAL LOANS/LEASES	$1,177,749	$1,056,988

The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans above.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The allowance for estimated losses on loans/leases was $14.5 million at September 30, 2008 compared to $11.3 million at December 31, 2007, an increase of $3.2 million, or 28%. The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated less than “fair quality” and carrying aggregate exposure in excess of $100 thousand. The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff, and reported to management and the board of directors. Due to the continued uncertainty regarding the national economy and the impact on local markets, the Company increased the qualitative reserve factors applied to all loans within the reserve adequacy calculations for all of the subsidiary banks and the leasing company. As a direct result, the Company’s allowance for loan/lease losses to gross loans/leases increased to 1.23% at September 30, 2008 from 1.07% at December 31, 2007.
Although management believes that the allowance for estimated losses on loans/leases at September 30, 2008 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.
Net charge-offs for the nine months ended September 30, 2008 were $1.3 million, and for the first nine months of 2007, there were net charge-offs of $985 thousand.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The table below presents the amounts of nonperforming assets. Balances related to discontinued operations have been eliminated for all periods presented.

	As of	As of
(dollars in thousands)	September 30, 2008	December 31, 2007

Nonaccrual loans/leases	$9,443	$6,488
Accruing loans/leases past due 90 days or more	2,218	500
Other real estate owned	1,960	496

TOTAL NONPERFORMING ASSETS	$13,621	$7,484

Six separate lending relationships at the subsidiary banks, with an aggregate outstanding balance of $7.9 million, comprised 58% of the total nonperforming assets at September 30, 2008. The existence of a strong collateral position, a governmental guarantee, or an improved payment status on several of these nonperformers significantly reduces the Company’s exposure to loss. The subsidiary banks continue to work toward resolutions with all of these customers. Nonaccrual loans represented less than one percent of the Company’s held for investment loan/lease portfolio at September 30, 2008.
Assets related to discontinued operations, held for sale, were $106.3 million at September 30, 2008 which represented an increase of $38.1 million, or 56%, from $68.2 million at December 31, 2007. FWBT experienced significant growth over the first nine months of 2008.
Deposits increased by $96.4 million, or 11%, to $980.0 million at September 30, 2008 from $884.0 million at December 31, 2007. The table below presents the composition of the Company’s deposit portfolio. Balances related to discontinued operations have been eliminated for all periods presented.

	As of	As of
(dollars in thousands)	September 30, 2008	December 31, 2007

Non-interest bearing demand deposits	$143,071	$160,533
Interest bearing demand deposits	299,613	300,732
Savings deposits	31,483	33,337
Time deposits	404,389	346,697
Brokered time deposits	101,844	42,706

TOTAL DEPOSITS	$980,400	$884,005

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Short-term borrowings decreased $43.1 million, or 25%, from $170.2 million at December 31, 2007 to $127.1 million at September 30, 2008. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. Short-term borrowings were comprised of customer repurchase agreements of $66.6 million and $69.7 million at September 30, 2008 and December 31, 2007, respectively, as well as federal funds purchased from correspondent banks of $60.5 million at September 30, 2008 and $100.5 million at December 31, 2007.
FHLB advances increased by $45.9 million, or 27%, to $214.7 million at September 30, 2008 from $168.8 million at December 31, 2007. As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.
Other borrowings increased $28.9 million from $47.7 million at December 31, 2007 to $76.6 million at September 30, 2008. During 2007, the Company began the utilization of structured wholesale repurchase agreements as an alternative funding source to FHLB advances and customer deposits.
Liabilities related to discontinued operations, held of sale, were $94.8 million at September 30, 2008 which represented an increase of $35.7 million, or 60%, from $59.1 million at December 31, 2007. FWBT experienced significant growth over the first nine months of 2008.
Stockholders’ equity increased $3.4 million from $86.1 million as of December 31, 2007 to $89.4 million as of September 30, 2008. Net income of $6.8 million for the first nine months of 2008 increased retained earnings. This increase was offset by the declaration of preferred stock dividends totaling $1.3 million. Specifically, $804 thousand represented the quarterly dividends on the outstanding shares of Series B Non-Cumulative Perpetual Preferred Stock at a stated rate of 8.00%, and $534 thousand was the amount of the quarterly dividends on the outstanding shares of Series C Non-Cumulative Perpetual Preferred Stock at a stated rate of 9.50%. Additionally, the available for sale portion of the securities portfolio experienced a decrease in fair value of $2.5 million, net of tax, for the first three quarters of 2008 as a result of the increase in long-term interest rates.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The liquidity of the Company primarily depends upon cash flows from operating, investing, and financing activities. Net cash provided by operating activities, consisting primarily of net income, provision for loan/lease losses, and net proceeds on the sales of loans, was $6.2 million and $6.9 million for the first nine months of 2008 and 2007, respectively. Net cash used in investing activities, consisting principally of loan originations and the purchase of securities, was $175.7 million and $145.7 million for the first nine months of 2008 and 2007, respectively. Net cash provided by financing activities, consisting primarily of growth in deposits and FHLB advances, for the first three quarters of 2008 was $162.9 million, and for the same period in 2007 was $135.6 million, consisting principally of increases in short-term and other borrowings.
The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, structured wholesale repurchase agreements, lines of credit, borrowing at the Federal Reserve Discount Window, and loan participations or sales. At September 30, 2008, the subsidiary banks had twenty lines of credit totaling $155.6 million, of which $16.0 million was secured and $139.6 million was unsecured. At September 30, 2008, $137.6 million was available as the subsidiary banks had drawn only $18.0 million of these available balances. Additionally, the Company has a single $25.0 million unsecured revolving credit note with a 364-day maturity. As of September 30, 2008, the Company had $14.0 million available as it carried an outstanding balance on the note of $11.0 million.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The most recent notification from the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed each institution’s categories. The Company and the subsidiary banks’ actual capital amounts and ratios as of September 30, 2008 and December 31, 2007 are also presented in the table (dollars in thousands):

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of September 30, 2008:
Company:
Total risk-based capital	$137,299	10.06%	$109,227	≥	8.0%	N/A		N/A
Tier 1 risk-based capital	112,905	8.27%	54,614	≥	4.0	N/A		N/A
Leverage ratio	112,905	7.07%	63,841	≥	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$77,323	10.48%	$59,004	≥	8.0%	$73,756	≥	10.00%
Tier 1 risk-based capital	69,274	9.39%	29,502	≥	4.0	44,253	≥	6.00%
Leverage ratio	69,274	7.81%	35,486	≥	4.0	44,357	≥	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$37,498	10.33%	$29,043	≥	8.0%	$36,303	≥	10.00%
Tier 1 risk-based capital	33,062	9.11%	14,521	≥	4.0	21,782	≥	6.00%
Leverage ratio	33,062	7.86%	16,824	≥	4.0	21,030	≥	5.00%
Rockford Bank & Trust (A):
Total risk-based capital	$20,915	11.11%	$15,056	≥	8.0%	$18,820	≥	10.00%
Tier 1 risk-based capital	18,904	10.04%	7,528	≥	4.0	11,292	≥	6.00%
Leverage ratio	18,904	9.58%	7,893	≥	4.0	9,866	≥	5.00%

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2007:
Company:
Total risk-based capital	$127,901	10.48%	$97,617	≥	8.0%	N/A		N/A
Tier 1 risk-based capital	105,524	8.65%	48,808	≥	4.0%	N/A		N/A
Leverage ratio	105,524	7.42%	56,879	≥	4.0%	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$72,074	10.16%	$56,752	≥	8.0%	$70,940	≥	10.00%
Tier 1 risk-based capital	66,111	9.32%	28,376	≥	4.0%	42,564	≥	6.00%
Leverage ratio	66,111	7.86%	33,665	≥	4.0%	42,081	≥	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$31,941	10.32%	$24,760	≥	8.0%	$30,950	≥	10.00%
Tier 1 risk-based capital	28,140	9.09%	12,380	≥	4.0%	18,570	≥	6.00%
Leverage ratio	28,140	7.50%	15,012	≥	4.0%	18,765	≥	5.00%
Rockford Bank & Trust (A):
Total risk-based capital	$15,851	10.95%	$11,584	≥	8.0%	$14,479	≥	10.00%
Tier 1 risk-based capital	14,300	9.88%	5,792	≥	4.0%	8,688	≥	6.00%
Leverage ratio	14,300	9.77%	5,852	≥	4.0%	7,315	≥	5.00%

(A)	As a de novo bank, Rockford Bank & Trust cannot, without the prior consent of the Federal Reserve Bank, pay dividends until after the first three years of operations and two consecutive satisfactory CAMELS ratings. In addition, the Bank is required to maintain a tangible Tier 1 leverage ratio of at least 9% throughout tis first three years of operations. The de novo period for Rockford Bank & Trust expired on January 3, 2008.
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

Part I
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 200 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at June 30, 2008 demonstrated a -2.89% decrease in net interest income with a 200 basis point increase in interest rates, and a 1.14% increase in net interest income with a 100 basis point decrease in interest rates. Due to the status of the current interest rate environment, consideration of a 200 basis point downward shift is not realistic; therefore, the Company quantified the interest rate risk for a 100 basis point downward shift. Both simulations are within the board-established policy limits of a 10% decline in value.
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

Part I
Item 4
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.
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

QCR HOLDINGS, INC.
(Registrant)

Date November 10, 2008	/s/ Douglas M. Hultquist Douglas M. Hultquist, President
Chief Executive Officer

Date November 10, 2008	/s/ Todd A. Gipple Todd A. Gipple, Executive Vice President
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.