Form 10-K
period 2008-12-31
QCR HOLDINGS INC
filed 2009-03-06
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.
Commission file number: 0-22208
QCR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	42-1397595 (I.R.S. Employer Identification No.)
3551 Seventh Street, Moline, Illinois 61265
(Address of principal executive offices)
(309) 736-3580
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:
Common stock, $1.00 Par Value The NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Exchange Act:
Preferred Share Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The NASDAQ Capital Market on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $52,355,814.
As of February 27, 2009, the Registrant had outstanding 4,531,366 shares of common stock, $1.00 par value per share.
Documents incorporated by reference:
Part III of Form 10-K — Proxy statement for annual meeting of stockholders to be held in May 2009.

QCR HOLDINGS, INC. AND SUBSIDIARIES
INDEX

Page
Number

Part I

Item 1. Business	3-7

Item 1A. Risk Factors	8-13

Item 1B. Unresolved Staff Comments	13

Item 2. Properties	14

Item 3. Legal Proceedings	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15-16

Item 6. Selected Financial Data	17

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-34

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	35

Item 8. Financial Statements	36-84

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	85

Item 9A. Controls and Procedures	85-87

Item 9B. Other Information	87

Part III

Item 10. Directors, Executive Officers and Corporate Governance	87

Item 11. Executive Compensation	87

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	87

Item 13. Certain Relationships and Related Transactions, and Director Independence	88

Item 14. Principal Accountant Fees and Services	88

Part IV

Item 15. Exhibits and Financial Statement Schedules	88-91

Signatures	92-93

Exhibit 3.1
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 10.25
Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I
Item 1. Business
General. QCR Holdings, Inc. (the “Company”) is a multi-bank holding company headquartered in Moline, Illinois that was formed in February 1993 under the laws of the state of Delaware. The Company serves the Quad City, Cedar Rapids, and Rockford communities through the following three wholly-owned banking subsidiaries, which provide full-service commercial and consumer banking and trust and asset management services:
•	Quad City Bank and Trust Company (“Quad City Bank & Trust”), which is based in Bettendorf, Iowa and commenced operations in 1994;
•	Cedar Rapids Bank and Trust Company (“Cedar Rapids Bank & Trust”), which is based in Cedar Rapids, Iowa and commenced operations in 2001; and
•	Rockford Bank and Trust Company (“Rockford Bank & Trust”), which is based in Rockford, Illinois and commenced operations in 2005.
The Company also engages in cardholder credit card processing through its wholly-owned subsidiary, Quad City Bancard, Inc. (“Bancard”), based in Moline, Illinois, in direct financing lease contracts through its 80% equity investment in m2 Lease Funds, LLC (“m2 Lease Funds”), based in Brookfield, Wisconsin, and in real estate holdings through its 57% equity investment in Velie Plantation Holding Company, LLC (“Velie Plantation Holding Company”), based in Moline, Illinois.
During the year, Bancard sold its merchant credit card acquiring business. The resulting gain on sale, net of taxes and related expenses, was approximately $3.0 million. The current and comparative financial results associated with the merchant credit card acquiring business have been reflected as discontinued operations throughout the annual report.
On December 31, 2008, the Company sold its Milwaukee subsidiary, First Wisconsin Bank and Trust Company (“First Wisconsin Bank & Trust”), for $13.7 million which resulted in a pre-tax gain on sale of approximately $495,000. The current and comparative financial results associated with First Wisconsin Bank & Trust have been reflected as discontinued operations throughout the annual report.
Subsidiary Banks. Quad City Bank & Trust was capitalized on October 13, 1993 and commenced operations on January 7, 1994. Quad City Bank & Trust is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law. Quad City Bank & Trust provides full service commercial and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois. Quad City Bank & Trust had total segment assets of $908.6 million and $860.7 million as of December 31, 2008 and 2007, respectively. See Financial Statement Note 21 for additional business segment information.
Cedar Rapids Bank & Trust is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law. The Company commenced operations in Cedar Rapids in June 2001 operating as a branch of Quad City Bank & Trust. The Cedar Rapids branch operation then began functioning under the Cedar Rapids Bank & Trust charter in September 2001. Cedar Rapids Bank & Trust provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids, Iowa and adjacent communities through its two facilities. The headquarters for Cedar Rapids Bank & Trust is located in downtown Cedar Rapids, and its first branch location is located in northern Cedar Rapids. Cedar Rapids Bank & Trust had total segment assets of $468.3 million and $383.9 million as of December 31, 2008 and 2007, respectively. See Financial Statement Note 21 for additional business segment information.

Rockford Bank & Trust is an Illinois-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law. The Company commenced operations in Rockford, Illinois in September 2004 operating as a branch of Quad City Bank & Trust, and that operation began functioning under the Rockford Bank & Trust charter in January 2005. It provides full-service commercial and consumer banking and trust and asset management services to Rockford and adjacent communities through its original office located in downtown Rockford and its branch facility located on Guilford Road at Alpine Road in Rockford. Rockford Bank & Trust had total segment assets of $228.0 million and $157.8 million as of December 31, 2008 and 2007, respectively. See Financial Statement Note 21 for additional business segment information.
Operating Subsidiaries. Bancard was capitalized in April 1995 as a Delaware corporation that provided merchant and cardholder credit card processing services. Bancard currently provides credit card processing for cardholders of the Company’s three subsidiary banks and 128 agent banks.
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
Since 1998, the Company had held a 20% equity investment in Velie Plantation Holding Company. In 2006, the Company acquired an additional 37% of the membership units bringing its total investment to 57% in aggregate. Velie Plantation Holding Company is engaged in holding the real estate property known as the Velie Plantation Mansion in Moline, Illinois.
On January 1, 2008, Quad City Bank & Trust acquired 100% of the membership units of CMG Investment Advisors, LLC, which is an investment management and advisory company.
Trust Preferred Subsidiaries. Following is a listing of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including pertinent information as of December 31, 2008 and 2007:

				Interest	Interest
				Rate as of	Rate as of
Name	Date Issued	Amount Issued	Interest Rate	12/31/08	12/31/07

QCR Holdings Statutory Trust II	February 2004	$12,372,000	6.93%*	6.93%	6.93%

QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	6.61%	8.08%

QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	6.62%	7.04%

QCR Holdings Statutory Trust V	February 2006	10,310,000	6.62%**	6.62%	6.62%

*	Rate is fixed until March 31, 2011, then becomes variable based on 3-month LIBOR plus 2.85%, reset quarterly.

**	Rate is fixed until April 7, 2011, then becomes variable based on 3-month LIBOR plus 1.55%, reset quarterly.
Securities issued by Trust II mature in thirty years, but are callable at par anytime after seven years from issuance. Securities issued by Trust III, Trust IV, and Trust V mature in thirty years, but are callable at par anytime after five years from issuance.
Other Ownership Interests. The Company invests limited amounts of its capital in stocks of financial institutions and mutual funds. In addition to its wholly-owned and majority-owned subsidiaries, the Company owns a 20% equity position in Nobel Real Estate Investors, LLC (“Nobel Real Estate”). In July 2007, the Company sold its 20% equity interest in Nobel Electronic Transfer, LLC (“Nobel”) to TriSource Solutions, LLC (“TriSource”) in exchange for $500 thousand in cash and a 2.25% equity interest in TriSource, which it continues to own. In June 2005, Cedar Rapids Bank & Trust entered into a joint venture as a 50% owner of Cedar Rapids Mortgage Company, LLC (“Cedar Rapids Mortgage Company”).
The Company and its subsidiaries collectively employed 345 full-time equivalents at December 31, 2008.

Business. The Company’s principal business consists of attracting deposits and investing those deposits in loans/leases and securities. The deposits of the subsidiary banks are insured to the maximum amount allowable by the FDIC. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans/leases and securities and the interest paid on deposits and borrowings. The Company’s operating results are affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, as described more fully in this Form 10-K. Its operating results also can be affected by trust fees, deposit service charge fees, fees from the sale of residential real estate loans and other income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses, bank service charges, insurance, and other administrative expenses.
The Board of Governors of the Federal Reserve System (the “Federal Reserve”) is the primary federal regulator of the Company and its subsidiaries. In addition, Quad City Bank & Trust and Cedar Rapids Bank & Trust are regulated by the Iowa Superintendent of Banking (the “Iowa Superintendent”), and Rockford Bank & Trust is regulated by the State of Illinois Department of Financial and Professional Regulation (“the Illinois DFPR”). The FDIC, as administrator of the Deposit Insurance Fund, has regulatory authority over the subsidiary banks.
Lending/Leasing. The Company and its subsidiaries provide a broad range of commercial and retail lending and investment services to corporations, partnerships, individuals and government agencies. The subsidiary banks actively market their services to qualified lending customers. Lending officers actively solicit the business of new borrowers entering their market areas as well as long-standing members of the local business community. The subsidiary banks have established lending policies which include a number of underwriting factors to be considered in making a loan, including location, loan-to-value ratio, cash flow, collateral and the credit history of the borrower.
Quad City Bank & Trust’s current legal lending limit is approximately $11.7 million. As of December 31, 2008, commercial loans, including commercial real estate loans, made up approximately 83% of the loan portfolio, while residential mortgages comprised approximately 8%, and consumer loans comprised approximately 9%.
Cedar Rapids Bank & Trust’s current legal lending limit is approximately $5.6 million. As of December 31, 2008, commercial loans, including commercial real estate loans, made up approximately 87% of the loan portfolio, while residential mortgages comprised approximately 6% and consumer loans comprised approximately 7%.
Rockford Bank & Trust’s current legal lending limit is approximately $5.2 million. As of December 31, 2008, commercial loans, including commercial real estate loans, made up approximately 88% of the loan portfolio, while residential mortgages and consumer loans each comprised approximately 6%.
As part of the loan monitoring activity at the three subsidiary banks, credit administration personnel interact closely with senior bank management. The Company has also instituted a separate loan review function to analyze credits of the subsidiary banks. Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of these situations.
As noted above, the subsidiary banks are active commercial lenders. The current areas of emphasis include loans to wholesalers, manufacturers, building contractors, business services companies, other banks, and retailers. The banks provide a wide range of business loans, including lines of credit for working capital and operational purposes, and term loans for the acquisition of facilities, equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. In addition, the subsidiary banks often take personal guarantees to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. Some of the subsidiary banks’ commercial business loans have floating interest rates or reprice within one year. The banks also make commercial real estate loans. Collateral for these loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower.

The subsidiary banks sell the majority of their residential real estate loans in the secondary market. During the year ended December 31, 2008, the subsidiary banks originated $116.7 million of residential real estate loans and sold $87.9 million, or 75%, of these loans. During the year ended December 31, 2007, the subsidiary banks originated $135.0 million of residential real estate loans and sold $103.6 million, or 77%, of these loans. During the year ended December 31, 2006, the subsidiary banks originated $134.3 million of residential real estate loans and sold $84.2 million, or 63%, of these loans. Generally, the subsidiary banks’ residential mortgage loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell loans in the secondary market. The subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature or adjust in one to five years, and then retain these loans in their portfolios. Servicing rights are not presently retained on the loans sold in the secondary market.
The consumer lending departments of each bank provide many types of consumer loans including motor vehicle, home improvement, home equity, signature loans and small personal credit lines.
m2 Lease Funds leases machinery and equipment to commercial and industrial customers under direct financing leases.
Competition. The Company currently operates in the highly competitive Quad City, Cedar Rapids, and Rockford markets. Competitors include not only other commercial banks, credit unions, thrift institutions, and mutual funds, but also, insurance companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as the Company. Many of these unregulated competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services. The Company competes in markets with a number of much larger financial institutions with substantially greater resources and larger lending limits. Additionally, if the trend toward reducing restrictions on the interstate operations of financial institutions continues, we will continue to experience increased competition as a result.
Recent Industry Developments. Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country. Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. In addition, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.
In response to the crises affecting the U.S. banking system and financial markets and to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorizes the Secretary of the United States Department of Treasury (“Treasury”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA will be required to adopt Treasury’s standards for executive compensation, as they are modified and amended from time to time by Congress, and corporate governance.
On October 14, 2008, Treasury announced that it will provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocates $250 billion from the $700 billion authorized by the EESA to Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”). Under the program, eligible institutions are able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. The CPP Preferred Stock will generally be non-voting and will pay dividends at a rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum. In conjunction with the purchase of the CPP Preferred Stock, the Treasury will receive warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions will be required to adopt Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds equity issued under the CPP.

Pursuant to the CPP, on February 13, 2009, the Company entered into a Letter Agreement with Treasury, pursuant to which the Company issued: (i) 38,237 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D, and (ii) a warrant to purchase 521,888 shares of the Company’s common stock for an aggregate purchase price of $38.237 million in cash. The Company expects that its federal regulators and the Treasury will maintain significant oversight over the Company, as a participating institution, to evaluate how it uses the capital provided and to ensure that it strengthens its efforts to help its borrowers avoid foreclosure, which is one of the core aspects of the EESA.
As another component of the EESA, Treasury has authorized the FDIC to provide a 100% guarantee of the following: (i) newly-issued senior unsecured debt and (ii) non-interest bearing transactional deposit accounts maintained at FDIC-insured institutions. This program is known as the Temporary Liquidity Guarantee Program (the “TLGP”), with the guarantee of senior unsecured debt referred to as the Debt Guarantee Program (the “DGP”) and the guarantee of non-interest bearing transactional accounts referred to as the Transaction Account Guarantee Program (the “TAGP”). FDIC insured institutions and their holding companies were required to opt in or out of each of the DGP and the TAGP by December 5, 2008. All insured depository institutions automatically participated in the Temporary Liquidity Guarantee Program for 30 days following the announcement of the program without charge (subsequently extended to December 5, 2008) and thereafter, unless an institution opted out, at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest-bearing transaction deposits. The Company opted to continue its participation in both the DGP and the TAGP.
On February 17, 2009, President Obama signed into law, The American Recovery and Reinvestment Act of 2009 (the “ARRA”), which is more commonly known as the economic stimulus or economic recovery package. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, the ARRA imposes new executive compensation and corporate governance limits on current and future participants in the CPP, which are in addition to those previously announced by Treasury. The new limits remain in place until the participant has redeemed the CPP Preferred Stock sold to Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to Treasury’s consultation with the recipient’s appropriate federal regulator.
It is not clear at this time what impact the EESA, the CPP, the TLGP, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. global economies.
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
See Appendix B for tables and schedules that show selected comparative statistical information relating to the business of the Company required to be presented pursuant to the securities laws, Consistent with the information presented in Form 10-K, results are presented for the fiscal years ended December 31, 2008, 2007, 2006, 2005 and 2004 and have been reclassified, as appropriate, for discontinued operations comparative purposes.
Internet Site, Securities Filings and Governance Documents. The Company maintains Internet sites for itself and its three banking subsidiaries. The Company makes available free of charge through these sites its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Also available are many of our corporate governance documents, including our Code of Conduct and Ethics Policy. The sites are www.qcrh.com, www.qcbt.com, www.crbt.com, and www.rkfdbank.com.

Item 1A. Risk Factors
In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:
Our business may be adversely affected by conditions in the financial markets and economic conditions generally.
The United States has been in a recession since December, 2007. Business activity across a wide range of industries and regions is greatly reduced, and many businesses and local governments are experiencing serious difficulty in remaining profitable due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly. Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.
As a result of this economic downturn, many lending institutions, including us, have experienced declines in the performance of their loans, including commercial loans, commercial real estate loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. There is also the potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders. The impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.
In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.
Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.
Our business is concentrated in and dependent upon the continued growth and welfare of the Quad City, Cedar Rapids, and Rockford markets.
We operate primarily in the Quad City, Cedar Rapids, and Rockford markets, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. We have developed a particularly strong presence in Bettendorf, Cedar Rapids and Davenport, Iowa and Moline and Rockford, Illinois and their surrounding communities. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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
Increased competition in our markets may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to modify our underwriting standards, we could be exposed to higher losses from lending activities. Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets, have larger lending limits and offer a broader range of financial services than we can offer.
Our community banking strategy relies heavily on our subsidiaries’ independent management teams, and the unexpected loss of key managers may adversely affect our operations.
We rely heavily on the success of our bank subsidiaries’ independent management teams. Accordingly, much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain the executive officers, current management teams, branch managers and loan officers of our operating subsidiaries will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.
Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources, including the $38.24 million we received from Treasury under the Capital Purchase Program, will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth, branching, de novo bank formations and/or acquisitions could be materially impaired.
We may experience difficulties in managing our growth, and our growth strategy involves risks that may negatively impact our net income.
While we have no current plans, we may expand into additional communities or attempt to strengthen our position in our current markets by undertaking additional de novo bank formations or branch openings. Based on our experience, we believe that it generally takes several years for new banking facilities to achieve overall profitability, due to the impact of organizational and overhead expenses and the start-up phase of generating loans and deposits. If we undertake additional de novo bank formations and branch openings, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.

In addition to de novo bank formations and branching, we may acquire banks and related businesses that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with de novo bank formations and branching but may also involve additional risks, including:
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
Our profitability is in large part a function of the spread between the interest rates earned on investments and loans/leases and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan/lease terms or the mix of adjustable and fixed rate loans/leases in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented at “Quantitative and Qualitative Disclosures about Market Risk” included under Item 7A of Part II of this Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.
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
The majority of our subsidiary banks’ loan/lease portfolios are invested in commercial loans/leases, and we focus on lending to small to medium-sized businesses. The size of the loans/leases we can offer to commercial customers is less than the size of the loans/leases that our competitors with larger lending limits can offer. This may limit our ability to establish relationships with the area’s largest businesses. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans/leases and tend to make loans/leases to larger businesses. Collateral for these loans/leases generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. In addition to commercial loans/leases and commercial real estate loans, our subsidiary banks are also active in residential mortgage and consumer lending. Should the economic climate worsen, our borrowers may experience financial difficulties, and the level of non-performing loans, charge-offs and delinquencies could rise, which could negatively impact our business.
Commercial and industrial loans/leases make up a large portion of our loan/lease portfolio.
Commercial and industrial loans/leases were $436.7 million, or approximately 36% of our total loan/lease portfolio, as of December 31, 2008. Our commercial loans/leases are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans/leases and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans/leases may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, a continued decline in the United States economy could harm or continue to harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans/leases.

Our loan/lease portfolio has a significant concentration of commercial real estate loans, which involve risks specific to real estate value.
Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were $529.1 million, or approximately 44% of our total loan/lease portfolio, as of December 31, 2008. Of this amount, $206.4 million, or approximately 39%, is owner-occupied. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.
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
We established our allowance for loan/lease losses in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio. The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2008, our allowance for loan/lease losses as a percentage of total gross loans/leases was 1.47% and as a percentage of total non-performing loans/leases was approximately 89%. Although management believes that the allowance for loan/lease losses is adequate to absorb losses on any existing loans/leases that may become uncollectible, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance for loan/lease losses will prove sufficient to cover actual loan/lease losses in the future. Loan/lease losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology.
The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services. In addition to enabling us to better serve our customers, the effective use of technology increases efficiency and the potential for cost reduction. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow our market share. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.
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
We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, and if any resulting loss is not insured or exceeds applicable insurance limits, such failure could have a material adverse effect on our business, financial condition and results of operations.
Government regulation can result in limitations on our operations.
We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including Treasury, the Federal Reserve, the FDIC, the Iowa Superintendent, and the Illinois DFPR. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

Failure to pay interest on our debt or dividends on our preferred stock may adversely impact our ability to pay common stock dividends.
As of December 31, 2008, we had $36.1 million of junior subordinated debentures held by four business trusts that we control. Interest payments on the debentures, which totaled $2.4 million for 2008, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. As of December 31, 2008, the Company had 568 shares of non-cumulative perpetual preferred stock issued and outstanding. Although these non-cumulative preferred shares will accrue no dividends, dividends will be payable on the preferred shares if declared, but no dividends may be declared on the Company’s common stock unless and until dividends have been declared on the outstanding shares. Deferral, of either interest payments on the debentures or preferred dividends on the preferred shares, could cause a subsequent decline in the market price of our common stock because the Company would not be able to pay dividends on its common stock.
In addition, on February 13, 2009, we issued shares of perpetual senior preferred stock to Treasury as part of the Capital Purchase Program. The terms of the senior preferred stock restrict the payment of dividends on shares of our common stock. Without the prior consent of Treasury, we are prohibited from increasing common stock dividends for the first three years while Treasury holds the senior preferred stock. Further, we are prohibited from continuing to pay dividends on our common stock unless we have fully paid all required dividends on the senior preferred stock. Although we expect to be able to pay all required dividends on the senior preferred stock (and to continue to pay dividends on common stock at current levels), there is no guarantee that we will be able to do so.
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
Item 1B. Unresolved Staff Comments
There are no unresolved staff comments.

Item 2. Properties
The following table is a listing of the Company’s operating facilities for its subsidiary banks:

	Facility
	Square	Facility Owned or
Facility Address	Footage	Leased

Quad City Bank & Trust

2118 Middle Road in Bettendorf, IA	6,700	Owned
4500 Brady Street in Davenport, IA	36,000	Owned
3551 7th Street in Moline, IL	30,000	Owned	*
5515 Utica Ridge Road in Davenport, IA	6,000	Leased
1700 Division Street in Davenport, IA	12,000	Owned

Cedar Rapids Bank & Trust

500 1st Avenue NE, Suite 100 in Cedar Rapids, IA	36,000	Owned
5400 Council Street in Cedar Rapids, IA	5,900	Owned

Rockford Bank & Trust

127 North Wyman Street in Rockford, IL	7,800	Leased
4571 Guilford Road in Rockford, IL	20,000	Owned

*	The building is owned by Velie Plantation Holding Company, in which the Company has a 57% interest.
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
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to the stockholders of the Company for a vote during the fourth quarter of the fiscal year ended December 31, 2008.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. The common stock, par value $1.00 per share, of the Company is listed on The NASDAQ Capital Market under the symbol “QCRH”. The stock began trading on October 6, 1993. As of December 31, 2008, there were 4,509,637 shares of common stock outstanding held by approximately 2,600 holders of record. The following table sets forth the high and low sales prices of the common stock, as reported by The NASDAQ Capital Market, for the periods indicated.

	2008		2007		2006
	sales price		sales price		sales price
	High	Low	High	Low	High	Low
First quarter	$17.020	$14.150	$17.900	$15.280	$19.660	$17.440
Second quarter	16.200	12.130	17.750	15.150	19.950	16.250
Third quarter	16.200	9.700	16.430	13.760	18.169	16.210
Fourth quarter	14.240	9.440	16.000	14.250	18.860	16.772
Dividends on Common Stock. On April 24, 2008, the Company declared a cash dividend of $0.04 per share, or $185 thousand, which was paid on July 7, 2008, to stockholders of record as of June 23, 2008. On October 23, 2008, the Company declared a cash dividend of $0.04 per share, or $185 thousand, which was paid on January 7, 2009, to stockholders of record as of December 22, 2008. In the future, it is the Company’s intention to continue to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, but believes that operating results have reached a level that can sustain dividends to stockholders as well.
The Company is heavily dependent on dividend payments from its subsidiary banks to make dividend payments on the Company’s preferred and common stock. Under applicable state laws, the banks are restricted as to the maximum amount of dividends that they may pay on their common stock. Iowa and Illinois law provide that state-chartered banks in those states may not pay dividends in excess of their undivided profits.
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
In addition, as a result of the Company’s issuance of the CPP Preferred Stock to Treasury on February 13, 2009, the ability of the Company to declare or pay dividends on its common stock is subject to restrictions, including the restriction on increasing dividends from the last semi-annual cash dividend declared prior to October 14, 2008, which was $0.04 per share. This restriction will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series D Preferred Stock and (b) the date on which the CPP Preferred Stock has been redeemed in whole or Treasury has transferred all of the CPP Preferred Stock to one or more third parties. Further, the ability of the Company to declare or pay dividends on its common stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends on the CPP Preferred Stock.

Purchase of Equity Securities by the Company. On December 31, 2008, the Company repurchased 121,246 shares of its common stock. The common stock was repurchased at $13.25 per share for a total cost of $1,606,510.
Stockholder Return Performance Graph. The following graph indicates, for the period commencing December 31, 2003, a comparison of cumulative total returns for QCR Holdings, Inc., the NASDAQ Composite Index and the SNL Bank NASDAQ Index prepared by SNL Securities, Charlottesville, Virginia. The graph was prepared at the Company’s request by SNL Securities.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
QCR Holdings, Inc.	100.00	112.96	106.38	95.80	77.70	54.89
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank NASDAQ	100.00	114.61	111.12	124.75	97.94	71.13

Item 6. Selected Financial Data
The following “Selected Consolidated Financial Data” of the Company is derived in part from, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto. See Item 8 “Financial Statements.” Results for past periods are not necessarily indicative of results to be expected for any future period. All periods reported have been reclassified, as appropriate, for discontinued operations comparative purposes.
SELECTED CONSOLIDATED FINANCIAL DATA
(dollars in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006	2005	2004
Statement of Income Data:

Continuing Operations:
Interest income	$85,467	$83,140	$68,803	$48,688	$38,017
Interest expense	40,524	48,139	38,907	21,281	13,325
Net interest income	44,943	35,001	29,896	27,407	24,692
Provision for loan/lease losses	9,222	2,336	3,284	877	1,372
Non-interest income	13,611	12,850	10,998	9,106	7,968
Non-interest expenses	42,334	35,734	34,063	28,922	23,794
Income tax expense	1,735	2,893	724	2,121	2,424
Minority interest in income of consolidated subsidiaries	288	388	266	78	—
Income from continuing operations	4,975	6,500	2,557	4,515	5,070

Discontinued Operations:
Income (loss) from discontinued operations, before taxes	2,580	(1,221)	378	456	227
Income tax expense (benefit)	846	(498)	133	161	80
Income (loss) from discontinued operations	1,734	(723)	245	295	147

Net income	6,709	5,777	2,802	4,810	5,217

Per Common Share Data:
Income from continuing operations-basic	$0.69	$1.18	$0.52	$1.00	$1.20
Net income-basic	1.07	1.03	0.57	1.06	1.23
Income from continuing operations-diluted	0.69	1.18	0.51	0.98	1.17
Net income-diluted	1.06	1.02	0.57	1.04	1.20
Cash dividends declared	0.08	0.08	0.08	0.08	0.08
Dividend payout ratio	7.48%	7.77%	14.04%	7.55%	6.50%

Balance Sheet:
Total assets	$1,605,629	$1,476,564	$1,271,675	$1,042,614	$870,084
Securities	256,076	220,557	194,774	182,365	149,561
Loans/leases	1,214,690	1,056,988	960,747	756,254	648,351
Allowance for estimated losses on loans/leases	17,809	11,315	10,612	8,884	9,262
Deposits	1,058,959	884,005	875,447	698,504	588,016
Stockholders’ equity:
Preferred	20,158	20,158	12,884	—	—
Common	70,479	65,908	57,999	54,467	50,774

Key Ratios:
Return on average assets	0.43%	0.43%	0.24%	0.51%	0.65%
Return on average common equity	9.90	9.31	5.02	9.14	11.89
Return on average total equity	7.63	7.70	4.85	9.14	11.89
Net interest margin (TEY) (1)	3.32	2.92	2.87	3.25	3.41
Efficiency ratio (2)	72.30	74.68	83.30	79.21	72.85
Nonperforming assets to total assets	1.48	0.51	0.58	0.36	1.23
Allowance for estimated losses on loans/leases to total loans/leases	1.47	1.07	1.10	1.17	1.43
Net charge-offs to average loans/leases	0.24	0.14	0.18	0.25	0.13
Average total stockholders’ equity to average assets	5.66	5.55	5.01	5.63	5.49

(1)	Interest earned and yields on nontaxable investments are determined on a tax equivalent basis using a 34% tax rate.

(2)	Non-interest expenses divided by the sum of net interest income before provision for loan/lease losses and non-interest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides additional information regarding our operations for the twelve-month periods ending December 31, 2008, 2007, and 2006, and our financial condition at December 31, 2008 and 2007. This discussion should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.
OVERVIEW
The Company was formed in February 1993 for the purpose of organizing Quad City Bank & Trust. Over the past sixteen years, the Company has grown to include two additional banking subsidiaries and a number of nonbanking subsidiaries. As of December 31, 2008, the Company had $1.61 billion in consolidated assets.
The Company reported earnings of $6.7 million, or $1.07 basic earnings per share, for 2008, compared to $5.8 million, or $1.03 basic earnings per share, for 2007, and $2.8 million, or $0.57 basic earnings per share, for 2006. A significant contributor to earnings for 2008 was the gain on sale of the merchant credit card acquiring business within Bancard. The gain on sale, net of taxes and related expenses, totaled approximately $3.0 million, or $0.65 per share.
Earnings from continuing operations were $5.0 million, or $0.69 basic earnings per share, for 2008, compared to $6.5 million, or $1.18 basic earnings per share, for 2007, and $2.6 million, or $0.52 basic earnings per share, for 2006. The reduction in 2008 earnings from continuing operations was due to the significant increase in provision for loan/lease losses of $6.9 million. Throughout the year, the Company increased its qualitative reserves due to the continued weakness and uncertainty in the economy and made increased provisions for specific commercial credits. Helping to offset this increased provision expense was a dramatic improvement in net interest income totaling $9.9 million, or 28%, from $35.0 million for the year ending December 31, 2007 to $44.9 million for the year ending December 31, 2008.
As noted above, net interest income significantly increased $9.9 million, or 28%, to $44.9 million for 2008, from $35.0 million for 2007. For 2008, average earning assets increased by $148.0 million, or 12%, and average interest-bearing liabilities increased by $135.9 million, or 12%, when compared with average balances for 2007. A comparison of yields, spreads and margins from 2008 to 2007 shows the following:
•	The average yield on interest-earning assets decreased 58 basis points from 6.87% to 6.29%.
•	The average cost of interest-bearing liabilities decreased 108 basis points from 4.33% to 3.25%.
•	The net interest spread improved 50 basis points from 2.54% to 3.04%.
•	The net interest margin improved 40 basis points from 2.92% to 3.32%.
Net interest income significantly increased $4.6 million, or 15%, to $35.0 million for 2007, from $30.4 million for 2006. For 2007, average earning assets increased by $159.6 million, or 15%, and average interest-bearing liabilities increased by $149.1 million, or 15%, when compared with average balances for 2006. A comparison of yields, spreads and margins from 2007 to 2006 shows the following:
•	The average yield on interest-earning assets increased 32 basis points from 6.55% to 6.87%.
•	The average cost of interest-bearing liabilities increased 29 basis points from 4.04% to 4.33%.
•	The net interest spread improved 3 basis points from 2.51% to 2.54%.
•	The net interest margin improved 5 basis points from 2.87% to 2.92%.
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

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	Years Ended December 31,
	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost	Balance	or Paid	Cost
	(Dollars in Thousands)

ASSETS
Interest earnings assets:
Federal funds sold	$5,631	$100	1.78%	$5,450	$248	4.55%	$10,230	$475	4.64%
Interest-bearing deposits at at financial institutions	5,313	165	3.11	6,142	346	5.63	6,440	320	4.97
Investment securities (1)	230,342	12,279	5.33	204,364	10,605	5.19	185,468	8,381	4.52
Gross loans/leases receivable (2) (3)	1,124,255	73,381	6.53	1,001,633	72,446	7.23	855,872	60,098	7.02

Total interest earning assets	1,365,541	85,925	6.29	1,217,589	83,645	6.87	1,058,010	69,274	6.55

Noninterest-earning assets:
Cash and due from banks	$32,651			$36,880			$35,318
Premises and equipment, net	31,535			31,705			27,755
Less allowance for estimated losses on loans/leases	(13,770)			(11,178)			(9,780)
Other	136,791			76,486			42,234

Total assets	$1,552,748			$1,351,482			$1,153,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$299,417	5,709	1.91%	$305,699	10,790	3.53%	$272,484	9,082	3.33%
Savings deposits	57,955	806	1.39	31,300	651	2.08	32,065	703	2.19
Time deposits	443,122	17,379	3.92	404,544	19,786	4.89	380,524	17,280	4.54
Short-term borrowings	154,456	2,962	1.92	141,778	5,217	3.68	97,580	3,169	3.25
Federal Home Loan Bank advances	193,119	8,525	4.41	160,474	7,237	4.51	135,282	5,609	4.15
Junior subordinated debentures	36,085	2,389	6.62	36,085	2,623	7.27	34,796	2,490	7.16
Other borrowings	62,975	2,754	4.37	31,398	1,835	5.84	9,456	574	6.07

Total interest-bearing liabilities	1,247,129	40,524	3.25	1,111,278	48,139	4.33	962,187	38,907	4.04

Noninterest-bearing demand deposits	135,860			125,117			119,561
Other noninterest-bearing liabilities	79,956			38,511			14,026
Total liabilities	1,462,945			1,274,906			1,095,774
Minority interest in consolidated subsidiaries	1,851			1,558
Stockholders’ equity	87,952			75,018			57,763

Total liabilities and stockholders’ equity	$1,552,748			$1,351,482			$1,153,537

Net interest income		$45,401			$35,506			$30,367

Net interest spread			3.04%			2.54%			2.51%

Net interest margin			3.32%			2.92%			2.87%

Ratio of average interest earning assets to average interest- bearing liabilities	109.49%			109.57%			109.96%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable.

(3)	Non-accrual loans are not material and are included in the average balance for gross loans/leases receivable.

For the years ended December 31, 2008, 2007 and 2006

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Year	Rate	Volume
	2008 vs. 2007
	(Dollars in Thousands)
INTEREST INCOME
Federal funds sold	$(148)	$(156)	$8
Interest-bearing deposits at other financial institutions	(181)	(139)	(42)
Investment securities (2)	1,674	296	1,378
Gross loans/leases receivable (2) (3) (4)	935	(7,453)	8,388

Total change in interest income	$2,280	$(7,452)	$9,732

INTEREST EXPENSE
Interest-bearing demand deposits	$(5,081)	$(4,863)	$(218)
Savings deposits	155	(267)	422
Time deposits	(2,407)	(4,172)	1,765
Short-term borrowings	(2,255)	(2,687)	432
Federal Home Loan Bank advances	1,288	(156)	1,444
Junior subordinated debentures	(234)	(234)	—
Other borrowings	919	(555)	1,474

Total change in interest expense	$(7,615)	$(12,934)	$5,319

Total change in net interest income	$9,895	$5,482	$4,413

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Year	Rate	Volume
	2007 vs. 2006
	(Dollars in Thousands)
INTEREST INCOME
Federal funds sold	$(227)	$(9)	$(218)
Interest-bearing deposits at other financial institutions	26	42	(16)
Investment securities (2)	2,223	1,317	906
Gross loans/leases receivable (2) (3) (4)	12,349	1,852	10,497

Total change in interest income	$14,371	$3,202	$11,169

INTEREST EXPENSE
Interest-bearing demand deposits	$1,708	$557	$1,151
Savings deposits	(52)	(35)	(17)
Time deposits	2,506	1,377	1,129
Short-term borrowings	2,048	465	1,583
Federal Home Loan Bank advances	1,628	521	1,107
Junior subordinated debentures	133	40	93
Other borrowings	1,261	(22)	1,283

Total change in interest expense	$9,232	$2,903	$6,329

Total change in net interest income	$5,139	$299	$4,840

(1)
The column “increase/decrease from prior year” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate in each year presented.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable.

(4)	Non-accrual loans are not material and are included in the average balance for gross loans/leases receivable.

The Company’s operating results are also affected by sources of non-interest income, including trust department fees, deposit service fees, investment advisory and management fees, gains from the sales of residential real estate loans and other income. The Company’s operating results are also affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. The majority of the subsidiary banks’ loan portfolios are invested in commercial loans. Deposits from commercial customers represent a significant funding source, as well.
Trust department income continues to be a significant contributor to non-interest income. During 2008, trust department fees contributed $3.3 million which was a decrease of $339 thousand, or 9%, from $3.7 million for 2007. Trust department fees contributed $3.0 million to our non-interest income during 2006. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. Assets under administration at December 31, 2008 totaled $811.9 million which is a decrease of $378.0 million, or 32% from $1.19 billion at December 31, 2007. The majority of trust department income consists of fees determined by the performance of the investments within the managed trusts. Due to the economic recession, the majority of these asset values have decreased significantly over the year.
The Company’s operating results were also affected by non-interest expenses, which include employee compensation and benefits, occupancy and equipment expense, professional and data processing, and other administrative expenses. The Company has continued to add resources to accommodate both our historical growth and anticipated future growth. As such, overhead expenses have had a significant impact on earnings.
CRITICAL ACCOUNTING POLICIES
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.
Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan/lease losses. The Company’s allowance for loan/lease loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan/lease loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, governmental guarantees, payment status, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the economic health of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan/lease portfolio, it enhances its methodology accordingly. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for loan/lease losses if its assessment of the above factors were different. The discussion regarding the Company’s allowance for loan/lease losses should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere in this Form 10-K, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition — Allowance for Loan/Lease Losses.” Although management believes the level of the allowance as of December 31, 2008 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
The Company’s assessment of other-than-temporary impairment of its available-for-sale securities portfolio is another critical accounting policy as a result of the level of judgment required by management. Available-for-sale securities are evaluated to determine whether declines in fair value below their cost are other-than-temporary. In estimating other-than-temporary impairment losses management considers a number of factors including (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for anticipated recovery in fair value. The discussion regarding the Company’s assessment of other-than-temporary impairment should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere in this Form 10-K. As of December 31, 2008, management’s evaluation determined that any declines in fair value of the available-for-sale securities were temporary.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
Overview. Net income for 2008 was $6.7 million compared to net income of $5.8 million for 2007, which is an increase of $931 thousand, or 16%. Basic earnings per share for 2008 were $1.07 compared to $1.03 for 2007. During 2008, Bancard sold its merchant credit card acquiring business resulting in a gain on sale of approximately $3.0 million, net of taxes and related expenses, or $0.65 per share. The Company was successful in improving its net interest income during 2008 as net interest income increased $9.9 million, or 28%, from 2007. Offsetting these increases, the Company’s provision for loan/lease losses for 2008 increased $6.9 million, or 295%, from 2007, and noninterest expenses for 2008 increased $6.6 million, or 18%, from 2007.
Net income for 2007 was $5.8 million compared to net income of $2.8 million for 2006 for an increase of $3.0 million, or 107%. Basic earnings per share for 2007 were $1.03 compared to $0.57 for 2006. The increase in net income was comprised of an increase in net interest income after provision for loan losses of $6.1 million in combination with an increase in aggregate non-interest income of $1.9 million, offset by an increase in non-interest expenses of $1.7 million. The primary factor which contributed to the improvement in net income from 2006 to 2007 was the increase in net interest margin from 2.87% to 2.92% coupled with the growth in average earning assets and liabilities of 15%.
Interest income. Interest income increased $2.3 million, or 3%, from $83.1 million for 2007 to $85.5 million for 2008. As a result of the deteriorating economy and a significant declining interest rate environment in 2008, the majority of the increase in interest income was a result of growth in interest-earning assets, principally loans and leases.
Interest income grew $16.7 million from $68.8 million for 2006 to $85.5 million for 2007. The 24% increase in interest income was attributable to greater average outstanding balances in interest-earning assets, principally loans and leases receivable, in combination with an improved aggregate asset yield. The average yield on interest earning assets for 2007 was 6.87% compared to 6.55% for 2006.
Interest expense. Interest expense decreased $7.6 million, or 16%, from $48.1 million for 2007 to $40.5 million for 2008. With the economic recession and drop in rates during 2008, the Company was successful in managing its cost of funds as the average cost on interest bearing liabilities decreased 108 basis points from 4.33% for 2007 down to 3.25% for 2008.
Interest expense increased by $9.2 million, from $38.9 million for 2006 to $48.1 million for 2007. The 24% increase in interest expense was primarily attributable to a general increase in interest rates, in combination with greater average outstanding balances in interest-bearing liabilities, primarily customer deposits. The average cost on interest bearing liabilities was 4.33% for 2007 compared to 4.04% for 2006.

Provision for loan/lease losses. The provision for loan/lease losses is established based on a number of factors, including the Company’s historical loss experience, delinquencies and charge-off trends, the local and national economy and the risk associated with the loans/leases in the portfolio as described in more detail in the “Critical Accounting Policies” section.
The Company had an allowance for estimated losses on loans/leases of approximately 1.47% of total gross loans/leases at December 31, 2008, compared to approximately 1.07% of total gross loans/leases at December 31, 2007, and compared to approximately 1.10% of total gross loans/leases at December 31, 2006.
During 2008, the Company’s provision for loan/lease losses increased significantly from $2.3 million for 2007 to $9.2 million. This increase was a result of the following:
•	The Company grew its loan portfolio 15% during 2008 as gross loans/leases increased from $1.1 billion as of December 31, 2007 to $1.2 billion as of December 31, 2008,
•
Due to the economic recession and related uncertainty as to the severity and duration of its impact on the national and local economies, the Company increased the qualitative factors impacting the allowance for estimate losses on loans/leases, and

•	The Company experienced some degradation in specific commercial credits within the loan portfolio that required specific reserves.
The provision for loan/lease losses decreased to $2.3 million for 2007, compared to $3.3 million for 2006. During both periods, management made monthly provisions for loan/lease losses based upon a number of factors; principally the increase in loans/leases and a detailed analysis of the loan/lease portfolio. In 2007, the Company experienced $96.2 million of growth within the loan/lease portfolio which was the largest contributor to the $2.3 million of provision expense. Net charge-offs to average loans/leases improved from 0.18% for 2006 to 0.14% for 2007. The ability to grow profitably is, in part, dependent upon the ability to maintain asset quality. Management has a significant focus on the monitoring and maintenance of the overall quality of the Company’s loan/lease portfolio.

Non-interest income. The following tables set forth the various categories of non-interest income for the years ended December 31, 2008, 2007 and 2006.

	Years Ended
	December 31,	December 31,
	2008	2007	$ Change	% Change

Credit card fees, net of processing costs	$987,769	$746,725	$241,044	32.3%
Trust department fees	3,333,812	3,672,501	(338,689)	(9.2)
Deposit service fees	3,134,869	2,606,724	528,145	20.3
Gains on sales of loans, net	1,068,545	1,219,800	(151,255)	(12.4)
Securities gains, net	199,500	—	199,500	100.0
Gains on sales of foreclosed assets	394,103	1,007	393,096	100.0
Gains on sales of other assets	—	435,791	(435,791)	(100.0)
Earnings on bank-owned life insurance	1,016,864	846,071	170,793	20.2
Investment advisory and management fees, gross	1,975,236	1,575,887	399,349	25.3
Other	1,500,415	1,745,396	(244,981)	(14.0)

Total Non-Interest Income	$13,611,113	$12,849,902	$761,211	5.9%

	Years Ended
	December 31,	December 31,
	2007	2006	$ Change	% Change

Credit card fees, net of processing costs	$746,725	$963,360	$(216,635)	(22.5)%
Trust department fees	3,672,501	3,049,440	623,061	20.4
Deposit service fees	2,606,724	1,928,246	678,478	35.2
Gains on sales of loans, net	1,219,800	991,536	228,264	23.0
Securities gains, net	—	(142,866)	142,866	(100.0)
Gains on sales of foreclosed assets	1,007	664,223	(663,216)	(99.8)
Gains on sales of other assets	435,791	—	435,791	100.0
Earnings on bank-owned life insurance	846,071	759,100	86,971	11.5
Investment advisory and management fees, gross	1,575,887	1,216,350	359,537	29.6
Other	1,745,396	1,569,092	176,304	11.2

Total Non-Interest Income	$12,849,902	$10,998,481	$1,851,421	16.8%

•
Bancard’s credit card fees, net of processing costs, increased during 2008 as a result of improved interchange income from increased processing volumes for cardholders. Additionally, Bancard experienced a reduction of charge-off activity for its cardholder portfolio during 2008 as compared to the same period in 2007. In 2007, Bancard’s credit card fees, net of processing costs, decreased $217 thousand from 2006 due, in large part, to an increase in net charge-offs of $223 thousand from 2006.

•
Trust department fees experienced some volatility over the past two years. The majority of these fees are determined based on performance of the investments within the managed trust. With the economic recession in 2008, many of these investments experienced downward volatility. Total trust assets under administration were $811.9 million at December 31, 2008 compared to $1.19 billion at December 31, 2007 and compared to $894.1 million at December 31, 2006.

•
Deposit service fees have increased significantly over the past two years. This increase was primarily a result of an increase in NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts at the Company’s subsidiary banks. The amount and number of demand deposit accounts have increased in each of 2007 and 2008. Service charges and NSF charges related to the Company’s demand deposit accounts were the main components of deposit service fees.

•	Gains on sales of residential mortgage loans, net, decreased in 2008 compared to 2007 as loan origination and sales activity slowed as a result of the economic difficulties experienced in 2008.
•
Investment advisory and management fees increased 25.3% and 29.6% year-over-year for 2008 and 2007, respectively. The increase for 2008 was largely attributable to the acquisition of CMG Investment Advisors, LLC, a wholly-owned subsidiary of Quad City Bank & Trust, which occurred in the first quarter of 2008. For 2007, the increase was due to both the continued development of existing customers and the addition of new customers with a resulting growth in the number and value of accounts.

Non-interest expenses. The following tables set forth the various categories of non-interest expenses for the years ended December 31, 2008, 2007 and 2006.

	Years Ended
	December 31,	December 31,
	2008	2007	$ Change	% Change

Salaries and employee benefits	$26,124,160	$21,976,683	$4,147,477	18.9%
Professional and data processing fees	4,801,087	3,469,331	1,331,756	38.4
Advertising and marketing	1,296,651	1,115,864	180,787	16.2
Occupancy and equipment expense	5,091,545	4,717,054	374,491	7.9
Stationery and supplies	518,639	513,210	5,429	1.1
Postage and telephone	933,508	936,032	(2,524)	(0.3)
Bank service charges	559,614	565,092	(5,478)	(1.0)
FDIC and other insurance	1,316,710	995,955	320,755	32.2
Loss on sale of premises and equipment	—	223,308	(223,308)	(100.0)
Other	1,691,775	1,221,446	470,329	38.5

Total Non-Interest Expense	$42,333,689	$35,733,975	$6,599,714	18.5%

	Years Ended
	December 31,	December 31,
	2007	2006	$ Change	% Change

Salaries and employee benefits	$21,976,683	$20,820,715	$1,155,968	5.6%
Professional and data processing fees	3,469,331	3,154,169	315,162	10.0
Advertising and marketing	1,115,864	1,354,323	(238,459)	(17.6)
Occupancy and equipment expense	4,717,054	4,714,077	2,977	0.1
Stationery and supplies	513,210	635,195	(121,985)	(19.2)
Postage and telephone	936,032	938,129	(2,097)	(0.2)
Bank service charges	565,092	583,687	(18,595)	(3.2)
FDIC and other insurance	995,955	608,559	387,396	63.7
Loss on sale of premises and equipment	223,308	36,305	187,003	515.1
Other	1,221,446	1,217,429	4,017	0.3

Total Non-Interest Expense	$35,733,975	$34,062,588	$1,671,387	4.9%

•
Salaries and employee benefits, which is the largest component of non-interest expenses, increased $4.1 million in 2008 compared to 2007 and $1.2 million in 2007 compared to 2006. The increases were primarily due to an increase in the number of full-time equivalent employees from 313 at December 31, 2006, to 326 at December 31, 2007, and to 345 at December 31, 2008. The large majority of these employee additions are attributable to the Company’s continued expansion in its existing markets.

•
Professional and data processing fees increased 38.4% and 10.0% year-over-year during 2008 and 2007, respectively. The primary contributors to the year-over-year increases were legal, consulting, and data processing fees incurred at the subsidiary banks. Fees incurred for data processing experienced an increase as the number of customers and volume of transactions have grown. In addition, the Company incurred significant expenses for consulting and legal services for work on troubled loans/leases, amendments of compensation agreements in compliance with a new regulation, and the evaluation of the EESA.

•
FDIC and other insurance expense experienced significant increases in each of the last two years. In 2007, the FDIC introduced its new premium pricing system and assessment methodology for deposit insurance coverage for all depository institutions. The result was increased premium cost for the subsidiary banks. During 2007, the subsidiary banks had credits which were applied to offset some of the increased premium cost. In 2008, the subsidiary banks experienced the full impact of the increased premium cost. The Company expects that its subsidiary banks will continue to experience increased fees and assessments as the FDIC is expected to further increase its assessment rates applicable to all depository institutions. Refer to the New Industry Developments section within Note 1 of the Consolidated Financial Statements for further discussion of FDIC insurance.

Income tax expense. The provision for income taxes from continuing operations was $1.7 million for the year ended December 31, 2008 compared to $2.9 million for the year ended December 31, 2007 for a decrease of $1.2 million, or 40%. The decrease was the result of a decrease in income from continuing operations before income taxes of $2.8 million, or 28%, for 2008 when compared to 2007. Additionally, primarily due to a decrease in the proportionate share of taxable income to total income from year to year, the Company experienced a decrease in the effective tax rate from 29.7% for 2007 to 24.8% for 2008. The Company’s adoption of FIN 48 resulted in no effect to the provision of income taxes for 2008.
The provision for income taxes from continuing operations was $2.9 million for the year ended December 31, 2007 compared to $725 thousand for the year ended December 31, 2006. The increase was the result of a sharp increase in income from continuing operations before income taxes of $6.3 million, or 176%, from $3.5 million in 2006 to $9.8 million in 2007. Primarily due to an increase in the proportionate share of taxable income to total income from year to year, the Company experienced an increase in the effective tax from 20.5% for 2006 to 29.7% for 2007. The Company’s adoption of FIN 48 resulted in no effect to the provision of income taxes for 2007.
Discontinued Operations. Income from discontinued operations for the year ended December 31, 2008 totaled $1.7 million which was a significant improvement from the loss from discontinued operations of $723 thousand incurred for the year ended December 31, 2007. The gain on sale of the merchant credit card acquiring business, after taxes, of approximately $3.0 million more then offset the increase in operating loss by First Wisconsin Bank & Trust, before taxes, of $1.2 million.
For the year ended December 31, 2007, the Company incurred a loss from discontinued operations of $723 thousand which was a decrease of $968 thousand as the Company recognized earnings from discontinued operations of $245 thousand for the year ended December 31, 2006. First Wisconsin Bank & Trust’s first year of operation as a de novo was 2007 and it incurred a loss of $1.6 million which more then offset the increase in operating income from the merchant credit card acquiring business.

FINANCIAL CONDITION
Overview. Total assets of the Company increased by $129.1 million, or 9%, to $1.61 billion at December 31, 2008 from $1.48 billion at December 31, 2007. Total assets of the Company increased by $204.9 million, or 16%, to $1.48 billion at December 31, 2007, from $1.27 billion at December 31, 2006. This growth primarily resulted from an increase in the securities and loans/leases portfolio funded by deposits received from customers and by proceeds from Federal Home Loan Bank (“FHLB”) advances and other borrowings.
Investments. The composition of the Company’s securities portfolio is managed to prioritize the impact on asset-liability position and liquidity needs.
Securities increased by $35.5 million, or 16%, to $256.1 million at December 31, 2008, from $220.6 million at December 31, 2007. The Company’s securities available for sale portfolio consists largely of U.S. Treasury and government sponsored agency securities. Mortgage-backed securities represents less than 1% of the entire portfolio as of December 31, 2008.
Securities increased by $25.8 million, or 13%, to $220.6 million at December 31, 2007, from $194.8 million at December 31, 2006. The Company’s securities available for sale portfolio consists largely of U.S. Treasury and government sponsored agency securities. Mortgage-backed securities represents less than 1% of the entire portfolio as of December 31, 2007.
Loans/Leases. Gross loans/leases receivable grew by $157.7 million, or 15%, to $1.21 billion at December 31, 2008, from $1.06 billion at December 31, 2007. Compared to 2006, gross loans/leases receivable increased $96.2 million from $960.3 million as of December 31, 2006 to $1.05 billion as of December 31, 2007.
The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	December 31,	December 31,	December 31,
	2008	2007	2006
	(dollars in thousands)

Commercial	$436,699	$353,401	$396,598
Commercial Real Estate	529,087	472,284	350,339
Direct Financing Leases	79,408	67,224	52,628
Residential Real Estate	79,229	83,328	81,635
Installment and Other Consumer	88,540	79,220	78,058
Deferred Origination Costs, Net of Fees	1,727	1,531	1,489

	$1,214,690	$1,056,988	$960,747

The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans above.

Allowance for Estimated Losses on Loans/Leases. The allowance for estimated losses on loans/leases was $17.8 million at December 31, 2008, compared to $11.3 million at December 31, 2007, for an increase of $6.5 million, or 57%. The allowance for estimated losses on loans/leases was $11.3 million at December 31, 2007, compared to $10.6 million at December 31, 2006, for an increase of $703 thousand, or 7%. The Company incurred net charge-offs totaling $2.7 million for the year ending December 31, 2008, which is an increase of $1.1 million from $1.6 million for each of the years ending December 31, 2007 and 2006.
The adequacy of the allowance for estimated losses on loans/leases was determined by management based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, historical loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions and other factors that, in management’s judgment, deserved evaluation in estimating loan/lease losses. To ensure that an adequate allowance was maintained, provisions were made based on the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all credits risk-rated less than “fair quality” and carrying aggregate exposure in excess of $100 thousand. The adequacy of the allowance for estimated losses on loans/leases was monitored by the credit administration staff and reported to management and the board of directors. Due to the continued weakness and uncertainty regarding the national economy and the impact on local markets, the Company increased the qualitative reserve factors applied to all loans within the reserve adequacy calculations for all the subsidiary banks and the leasing company. In addition, the Company increased provisions for specific commercial credits. As a direct result, the allowance for estimated losses on loans/leases as a percentage of total gross loans/leases was 1.47% at December 31, 2008, which was a significant increase from 1.07% at December 31, 2007, and 1.10% at December 31, 2006.
Although management believes that the allowance for estimated losses on loans/leases at December 31, 2008 was at a level adequate to absorb probable losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require additional increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.
Nonperforming Assets. The table below presents the amounts of nonperforming assets. Balances related to discontinued operations have been eliminated for all 2007 and 2006.

	As of
	December 31,	December 31,	December 31,
	2008	2007	2006
	(dollars in thousands)

Nonaccrual loans/leases	$19,711	$6,488	$6,538
Accruing loans/leases past due 90 days or more	222	500	755
Other real estate owned	3,857	496	93

	$23,790	$7,484	$7,386

The policy of the Company is to place a loan/lease on nonaccrual status if: (a) payment in full of interest or principal is not expected or (b) principal or interest has been in default for a period of 90 days or more unless the obligation is both in the process of collection and well secured. A loan/lease is well secured if it is secured by collateral with sufficient market value to repay principal and all accrued interest. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including judgment enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to current status.
The Company experienced an increase in nonperforming assets of $16.3 million, or 218%, from $7.5 million as of December 31, 2007, to $23.8 million as of December 31, 2008. Of this increase, $9.2 million, or 56%, was attributable to two specific commercial credits. Management has thoroughly reviewed these loans and has provided specific reserves as appropriate. At December 31, 2008, nonperforming assets to total assets was 1.48% which was an increase from 0.50% as of December 31, 2007. As noted above, with the increase in qualitative factors for the heightened economic risk inherent within the portfolio and specific reserves for some of the nonaccrual loans/leases, the Company’s allowance for loan/lease losses increased to 1.47% at December 31, 2008, from 1.07% at December 31, 2007.

As of December 31, 2007, nonperforming assets totaled $7.5 million which was a slight increase from $7.4 million as of December 31, 2006. The majority of the nonperforming assets consisted of nonaccrual loans/leases. Of the $6.5 million of nonaccrual loans/leases, $4.2 million was the result of two large lending relationships (one at Quad City Bank & Trust, and the other at Rockford Bank & Trust). Nonaccrual loans at December 31, 2007 represented less than 1% of the Company’s total assets.
Assets Related to Discontinued Operations, Held for Sale. Assets related to discontinued operations, held for sale, were $68.2 million as of December 31, 2007. This consists entirely of the assets of First Wisconsin Bank & Trust. As First Wisconsin Bank & Trust was sold to an independent third party effective December 31, 2008, the Company no longer owned any of these assets.
Deposits. Deposits increased by $175.0 million, or 20%, to $1.1 billion at December 31, 2008, from $884.0 million at December 31, 2007. Deposits increased slightly from $875.5 million at December 31, 2006, to $884.0 million at December 31, 2007. The table below presents the composition of the Company’s deposit portfolio.

	As of
	December 31,	December 31,	December 31,
	2008	2007	2006
	(dollars in thousands)

Non-interest bearing demand deposits	$161,126	$160,533	$124,184
Interest bearing demand deposits	355,990	300,681	303,461
Savings deposits	31,756	33,337	30,548
Time deposits	386,097	341,581	345,847
Brokered time deposits	123,990	47,873	71,407

	$1,058,959	$884,005	$875,447

Short-term Borrowings. Short-term borrowings decreased by $68.7 million, or 40%, from $170.2 million as of December 31, 2007, to $101.5 million as of December 31, 2008. Short-term borrowings increased by $58.5 million, or 52%, from $111.7 million as of December 31, 2006, to $170.2 million as of December 31, 2007. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. Short-term borrowings were comprised of customer repurchase agreements of $68.1 million, $80.3 million, and $62.3 million at December 31, 2008, 2007, and 2006, respectively, as well as Federal funds purchased from correspondent banks of $33.4 million at December 31, 2008, $89.9 million at December 31, 2007, and $49.4 million at December 31, 2006.
FHLB Advances and Other Borrowings. FHLB advances increased $49.9 million, or 30%, from $168.8 million as of December 31, 2007, to $218.7 million as of December 31, 2008. FHLB advances increased $17.0 million, or 11%, from $151.9 million as of December 31, 2006, to $168.8 million as of December 31, 2007. As of December 31, 2008, the subsidiary banks held $11.8 million of FHLB stock in aggregate. As a result of their memberships in the FHLB of Des Moines and Chicago, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. The subsidiary banks utilized FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provided a less costly source of funds than customer deposits.
Other borrowings increased significantly by $27.9 million, or 58%, from $47.7 million at December 31, 2007, to $75.6 million at December 31, 2008. The Company experienced a similar increase in 2007 as other borrowings increased from $3.8 million at December 31, 2006, to $47.7 million at December 31, 2007, or by $43.9 million. The increases for both years are largely a result of the introduction and increased utilization of wholesale structured repurchase agreements as an alternative funding source to FHLB advances and customer deposits. Additional information regarding other borrowings is described in Note 10 to the consolidated financial statements.

Liabilities Related to Discontinued Operations, Held for Sale. Liabilities related to discontinued operations, held for sale, were $59.1 million as of December 31, 2007. This consists entirely of the liabilities of First Wisconsin Bank & Trust. As First Wisconsin Bank & Trust was sold to an independent third party effective December 31, 2008, the Company no longer owned any of these liabilities.
Stockholders’ Equity. Stockholders’ equity increased $4.5 million from $86.1 million as of December 31, 2007 to $90.6 million as of December 31, 2008. Net income of $6.7 million for 2008 increased retained earnings. This increase was offset by the declaration of preferred stock dividends totaling $1.8 million, and the declaration of common stock dividends totaling $370 thousand. Specifically regarding the preferred stock dividends declared, $1.1 million represented the quarterly dividends on the outstanding shares of Series B Non-Cumulative Perpetual Preferred Stock at a stated rate of 8.00%, and $712 thousand was the amount of the quarterly dividends on the outstanding shares of Series C Non-Cumulative Perpetual Preferred Stock at a stated rate of 9.50%. Additionally, the available for sale portion of the securities portfolio experienced an increase in fair value of $817 thousand, net of tax, for 2008 as a result of the decrease in long-term interest rates.
Stockholders’ equity increased $15.2 million from $70.9 million as of December 31, 2006 to $86.1 million as of December 31, 2007. Net income of $5.8 million for 2007 increased retained earnings. In the fourth quarter of 2007, the Company issued 300 shares of Series C Non-Cumulative Perpetual Preferred Stock at $25 thousand per share for a total of $7.5 million with a stated rate of 9.50%. The capital raised was used to pay down the balance on the Company’s line of credit. Additionally, the available for sale portion of the securities portfolio experienced an increase in fair value of $2.8 million, net of tax, for 2008 as a result of the decrease in long-term interest rates.
Additional information regarding the Company’s preferred stock is described in Note 1 to the consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $56.3 million at December 31, 2008, $53.6 million at December 31, 2007, and $47.0 million at December 31, 2006. The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, FHLB advances, structured wholesale repurchase agreements, brokered certificates of deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.
In recent years, the Company has secured additional capital through various resources including approximately $36.1 million through the issuance of trust preferred securities and $20.4 million through the issuance of non-cumulative perpetual preferred stock. See Financial Statement Notes 10 and 1 for information on the issuance of trust preferred securities, and preferred stock, respectively.
As of December 31, 2008 and 2007, the Company and subsidiary banks remained well-capitalized in accordance with regulatory capital requirements administered by the federal banking authorities. See Financial Statement Note 15 for detail of the capital amounts and ratios for the Company and subsidiary banks.
On February 13, 2009, the Company issued $38.24 million of CPP Preferred Stock to the Treasury as a result of the Company’s participation in the Treasury’s voluntary Capital Purchase Program. See Financial Statement Note 23 for detailed information on the issuance of CPP Preferred Stock.

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
Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2008 and 2007, no amounts had been recorded as liabilities for the banks’ potential obligations under these guarantees.
As of December 31, 2008 and 2007, commitments to extend credit aggregated $494.8 million and $464.9 million, respectively. As of December 31, 2008 and 2007, standby letters of credit aggregated $15.2 million and $14.1 million, respectively. Management does not expect that all of these commitments will be funded.
Additional information regarding commitments, contingencies, and off-balance sheet arrangements is described in Note 17 of the consolidated financial statements.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due by Period
	(in thousands)
Description and		One year			After 5
Financial Statement Note Reference	Total	Or less	1-3 years	4-5 years	years

Deposits without a stated maturity	$549,229	$549,229	$—	$—	$—
Certificates of deposits (7)	509,729	395,622	100,993	13,114	—
Short-term borrowings (8)	101,457	101,457	—	—	—
Federal Home Loan Bank advances (9)	218,695	14,345	17,100	58,750	128,500
Other borrowings (10)	75,583	5,583	5,000	40,000	25,000
Junior subordinated debentures (11)	36,085	—	—	—	36,085
Rental commitments (6)	3,655	610	1,144	1,097	804
Operating contracts	3,261	1,874	1,373	14	—

Total contractual cash obligations	$1,497,694	$1,068,720	$125,610	$112,975	$190,389

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had no purchase obligations at December 31, 2008. The Company’s operating contract obligations represent short and long-term lease payments for data processing equipment and services, software, and other equipment and professional services.
IMPACT OF INFLATION AND CHANGING PRICES
The consolidated financial statements of the Company and the accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS
In September 2006, FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning January 1, 2009. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. See Note 22 for additional information regarding SFAS No. 157 and its impact on the Company’s consolidated financial statements.
In February of 2007, FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available for eligible items that exist on the date that a company adopts SFAS No. 159 or when an entity first recognizes a financial asset or financial liability. The decision to elect the fair value option for an eligible item is irrevocable. Subsequent changes in fair value must be recorded in earnings. This Statement was effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Statement offered early adoption provisions that the Company elected not to exercise. There was no impact on the consolidated financial statements of the Company as a result of the adoption of SFAS No. 159 since the Company has not elected the fair value option for any eligible items, as defined in SFAS No. 159.
In December 2007, FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations”. Statement No. 141R fundamentally changes the manner in which the entity will account for a business combination. This Statement is effective for fiscal years beginning on or after December 15, 2008 and is predominantly prospective. Accordingly, this Statement is effective for the Company for business combinations in which the acquisition date is on or after January 1, 2009.
In December 2007, FASB issued Statement of Financial Accounting Standard No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 changes the measurement, recognition and presentation of minority interests in consolidated subsidiaries. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. This Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This Statement is effective for fiscal years beginning on or after December 15, 2008 and is prospective for the change related to measurement and recognition and retrospective for the changes related to presentation. Accordingly, this Statement is effective for the Company beginning on January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 160.

FORWARD LOOKING STATEMENTS
This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “bode,” “predict,” “suggest,” “project,” “appear,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should,” “likely,” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.
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
•
Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board.

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
One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 200 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at December 31, 2008 demonstrated a 2.30% decrease in interest income with a 200 basis point increase in interest rates. Due to the current interest rate environment, consideration of any downward shift is not realistic; therefore, the Company didn’t formally quantify any risk for downward shifts in interest rates. The simulation is within the board-established policy limit of a 10% decline in value.
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

Item 8. Financial Statements
QCR Holdings, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
QCR Holdings, Inc.
We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QCR Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2009 expressed an unqualified opinion on the effectiveness of QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting.
/s/ McGladrey & Pullen, LLP
Davenport, Iowa
March 6, 2009
McGladrey & Pullen, LLP is a member firm of RSM International —
an affiliation of separate and independent legal entities.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets
Cash and due from banks	$33,464,074	$40,490,000
Federal funds sold	20,695,898	7,985,000
Interest-bearing deposits at financial institutions	2,113,904	5,096,048

Securities held to maturity, at amortized cost	350,000	350,000
Securities available for sale, at fair value (Note 4)	255,726,415	220,207,243

	256,076,415	220,557,243

Loans receivable, held for sale (Note 5)	7,377,648	6,507,583
Loans/leases receivable, held for investment (Note 5)	1,207,311,984	1,050,480,273

	1,214,689,632	1,056,987,856
Less allowance for estimated losses on loans/leases (Note 5)	(17,809,170)	(11,315,253)

	1,196,880,462	1,045,672,603

Premises and equipment, net (Note 6)	31,389,267	31,884,153
Goodwill	3,222,688	3,222,688
Accrued interest receivable	7,835,835	7,585,690
Bank-owned life insurance	27,450,751	26,549,614
Assets related to discontinued operations, held for sale (Note 2)	—	68,222,699
Other assets	26,499,720	19,298,604

Total assets	$1,605,629,014	$1,476,564,342

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$161,126,120	$160,533,242
Interest-bearing	897,832,478	723,472,017

Total deposits (Note 7)	1,058,958,598	884,005,259

Short-term borrowings (Note 8)	101,456,950	170,204,021
Federal Home Loan Bank advances (Note 9)	218,695,000	168,815,006
Other borrowings (Note 10)	75,582,634	47,690,122
Junior subordinated debentures (Note 11)	36,085,000	36,085,000
Liabilities related to discontinued operations, held for sale (Note 2)	—	59,061,550
Other liabilities	22,355,661	22,916,909

Total liabilities	1,513,133,843	1,388,777,867

Minority interest in consolidated subsidiaries	1,858,298	1,720,683

Commitments and Contingencies (Note 17)

Stockholders’ Equity (Note 15):
Preferred stock, $1 par value, shares authorized 250,000	568	568
December 2008 - 568 shares issued and outstanding
December 2007 - 568 shares issued and outstanding
Common stock, $1 par value; shares authorized 10,000,000	4,630,883	4,597,744
December 2008 - 4,630,883 shares issued and 4,509,637 outstanding
December 2007 - 4,597,744 shares issued and outstanding
Additional paid-in capital	43,090,268	42,317,374
Retained earnings	40,893,304	36,338,566
Accumulated other comprehensive income	3,628,360	2,811,540

	92,243,383	86,065,792
Treasury stock	1,606,510	—
December 2008 - 121,246 common shares, at cost
December 2007 - 0 common shares, at cost

Total stockholders’ equity	90,636,873	86,065,792

Total liabilities and stockholders’ equity	$1,605,629,014	$1,476,564,342

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Interest and dividend income:
Loans/leases, including fees	$73,380,950	$72,445,669	$60,098,090
Securities:
Taxable	10,878,219	9,060,317	6,995,972
Nontaxable	942,667	1,039,623	914,128
Interest-bearing deposits at financial institutions	165,312	346,382	319,491
Federal funds sold	99,814	248,055	475,345

Total interest and dividend income	85,466,962	83,140,046	68,803,026

Interest expense:
Deposits	23,894,324	31,227,361	27,064,755
Short-term borrowings	2,962,169	5,216,576	3,169,069
Federal Home Loan Bank advances	8,524,772	7,237,026	5,609,114
Other borrowings	2,754,097	1,835,464	574,517
Junior subordinated debentures	2,388,574	2,622,531	2,489,879

Total interest expense	40,523,936	48,138,958	38,907,334

Net interest income	44,943,026	35,001,088	29,895,692
Provision for loan/lease losses (Note 5)	9,221,670	2,335,518	3,284,242

Net interest income after provision for loan/lease losses	35,721,356	32,665,570	26,611,450

Noninterest income:
Credit card fees, net of processing costs	987,769	746,725	963,360
Trust department fees	3,333,812	3,672,501	3,049,440
Deposit service fees	3,134,869	2,606,724	1,928,246
Gains on sales of loans, net	1,068,545	1,219,800	991,536
Securities gains (losses), net	199,500	—	(142,866)
Gains on sales of foreclosed assets	394,103	1,007	664,223
Gains on sales of other assets	—	435,791	—
Earnings on bank-owned life insurance	1,016,864	846,071	759,100
Investment advisory and management fees, gross	1,975,236	1,575,887	1,216,350
Other	1,500,415	1,745,396	1,569,092

Total noninterest income	13,611,113	12,849,902	10,998,481

Noninterest expenses:
Salaries and employee benefits	26,124,160	21,976,683	20,820,715
Professional and data processing fees	4,801,087	3,469,331	3,154,169
Advertising and marketing	1,296,651	1,115,864	1,354,323
Occupancy and equipment expense	5,091,545	4,717,054	4,714,077
Stationery and supplies	518,639	513,210	635,195
Postage and telephone	933,508	936,032	938,129
Bank service charges	559,614	565,092	583,687
FDIC and other Insurance	1,316,710	995,955	608,559
Loss on sale of premises and equipment	—	223,308	36,305
Other	1,691,775	1,221,446	1,217,429

Total noninterest expenses	42,333,689	35,733,975	34,062,588

Income from continuing operations before income taxes	6,998,780	9,781,497	3,547,343
Federal and state income tax expense from continuing operations	1,735,717	2,893,421	724,555

Income from continuing operations before minority interest in net income of consolidated subsidiaries	5,263,063	6,888,076	2,822,788
Minority interest in income of consolidated subsidiaries	288,436	387,791	265,524

Income from continuing operations	$4,974,627	$6,500,285	$2,557,264

(Continued)

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006

Discontinued Operations (Note 2)
Operating income from merchant credit card acquiring business	361,160	409,569	378,228
Gain on sale of merchant credit card acquiring business	4,645,213	—	—
Operating loss from First Wisconsin Bank & Trust	(2,921,371)	(1,630,105)	—
Gain on sale of First Wisconsin Bank & Trust	494,664	—	—

Income (loss) from discontinued operations before income taxes	2,579,666	(1,220,536)	378,228
Federal and state income tax expense (benefit) from discontinued operations	845,435	(497,728)	133,287

Income (loss) from discontinued operations	$1,734,231	$(722,808)	$244,941

Net Income	$6,708,858	$5,777,477	$2,802,205
Less: preferred stock dividends	1,784,500	1,072,000	164,373

Net income available to common stockholders	$4,924,358	$4,705,477	$2,637,832

Basic earnings per common share (Note 16):
Income from continuing operations	$0.69	$1.19	$0.52
Income (loss) from discontinued operations	0.38	(0.16)	0.05

Net income	$1.07	$1.03	$0.57

Diluted earnings per common share (Note 16):
Income from continuing operations	$0.69	$1.18	$0.52
Income (loss) from discontined operations	0.37	(0.16)	0.05

Net income	$1.06	$1.02	$0.57

Weighted average common shares outstanding	4,617,057	4,581,919	4,609,626
Weighted average common and common equivalent shares outstanding	4,634,537	4,599,568	4,653,229

Cash dividends declared per common share	$0.08	$0.08	$0.08

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2008, 2007, and 2006

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, December 31, 2005	$—	$4,531,224	$20,776,254	$29,726,700	$(567,479)	$—	$54,466,699
Comprehensive income:
Net income	—	—	—	2,802,205	—	—	2,802,205
Other comprehensive income, net of tax (Note 3)	—	—	—	—	595,438	—	595,438

Comprehensive income							3,397,643

Common cash dividends declared, $0.08 per share	—	—	—	(364,319)	—	—	(364,319)
Preferred cash dividends declared	—	—	—	(164,373)	—	—	(164,373)
Proceeds from issuance of 268 shares of preferred stock	268	—	12,884,146	—	—	—	12,884,414
Proceeds from issuance of 14,552 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan (Note 14)	—	14,552	223,901	—	—	—	238,453
Proceeds from issuance of 16,221 shares of common stock as a result of stock options exercised (Note 14)	—	16,221	109,522	—	—	—	125,743
Exchange of 1,368 shares of common stock in connection with options exercised	—	(1,368)	(23,458)	—	—	—	(24,826)
Tax benefit of nonqualified stock options exercised	—	—	37,795	—	—	—	37,795
Stock-based compensation expense	—	—	285,351	—	—	—	285,351

Balance, December 31, 2006	$268	$4,560,629	$34,293,511	$32,000,213	$27,959	$—	$70,882,580
Comprehensive income:
Net income	—	—	—	5,777,477	—	—	5,777,477
Other comprehensive income, net of tax (Note 3)	—	—	—	—	2,783,581	—	2,783,581

Comprehensive income							8,561,058

Common cash dividends declared, $0.08 per share	—	—	—	(367,124)	—	—	(367,124)
Preferred cash dividends declared	—	—	—	(1,072,000)	—	—	(1,072,000)
Proceeds from issuance of 300 shares of preferred stock	300	—	7,273,279	—	—	—	7,273,579
Proceeds from issuance of 19,834 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan (Note 14)	—	19,834	259,054	—	—	—	278,888
Proceeds from issuance of 19,069 shares of common stock as a result of stock options exercised (Note 14)	—	19,069	154,007	—	—	—	173,076
Exchange of 1,788 shares of common stock in connection with options exercised	—	(1,788)	(28,643)	—	—	—	(30,431)
Tax benefit of nonqualified stock options exercised	—	—	22,370	—	—	—	22,370
Stock-based compensation expense	—	—	343,796	—	—	—	343,796

Balance, December 31, 2007	$568	$4,597,744	$42,317,374	$36,338,566	$2,811,540	$—	$86,065,792
Comprehensive income:
Net income	—	—	—	6,708,858	—	—	6,708,858
Other comprehensive income, net of tax (Note 3)	—	—	—	—	816,820	—	816,820

Comprehensive income							7,525,678

Common cash dividends declared, $0.08 per share	—	—	—	(369,620)	—	—	(369,620)
Preferred cash dividends declared	—	—	—	(1,784,500)	—	—	(1,784,500)
Proceeds from issuance of 22,767 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan (Note 14)	—	22,767	246,037	—	—	—	268,804
Proceeds from issuance of 7,305 shares of common stock as a result of stock options exercised	—	7,305	82,410	—	—	—	89,715
Exchange of 1,933 shares of common stock in connection with options exercised (Note 14)	—	(1,933)	(27,284)	—	—	—	(29,217)
Tax benefit of nonqualified stock options exercised	—	—	1,611	—	—	—	1,611
Stock-based compensation expense	—	—	475,120	—	—	—	475,120
Restricted stock award	—	5,000	(5,000)	—	—	—	—
Purchase of 121,246 shares of common stock for the treasury	—	—	—	—	—	(1,606,510)	(1,606,510)

Balance, December 31, 2008	$568	$4,630,883	$43,090,268	$40,893,304	$3,628,360	$(1,606,510)	$90,636,873

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$6,708,858	$5,777,477	$2,802,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,624,433	2,293,874	2,395,174
Provision for loan/lease losses related to continuing operations	9,221,670	2,335,518	3,284,242
Provision for loan/lease losses related to discontinuing operations	1,699,112	528,384	—
Deferred income taxes	(1,816,719)	472,393	(394,934)
Amortization of offering costs on subordinated debentures	14,317	14,317	14,317
Stock-based compensation expense	298,921	21,348	171,125
Minority interest in income of consolidated subsidiaries	288,436	387,791	265,524
Gain on sale of foreclosed assets	(394,103)	(1,007)	(664,223)
Gains on sale of other assets	—	(435,791)	—
Gain on sale of merchant credit card acquiring business	(4,645,213)	—	—
Gain on sale of First Wisconsin Bank & Trust	(494,664)	—	—
Amortization of premiums (accretion of discounts) on securities, net	133,819	(92,868)	252,457
Investment securities (gains) losses, net	(199,500)	—	142,866
Loans originated for sale	(88,775,395)	(103,958,168)	(87,721,100)
Proceeds on sales of loans	88,975,272	104,860,392	85,161,720
Net gains on sales of loans	(1,068,545)	(1,219,800)	(991,536)
Net loss on sale of premises and equipment	—	223,308	36,305
Increase in accrued interest receivable	(350,007)	(804,259)	(2,310,920)
Increase in other assets	(3,130,898)	(3,524,814)	(819,095)
(Decrease) increase in other liabilities	(2,810,645)	3,185,676	5,560,811

Net cash provided by operating activities	6,279,149	10,063,771	7,184,938

Cash Flows from Investing Activities:
Net (increase) decrease in federal funds sold	(31,775,898)	(4,300,000)	2,130,000
Net decrease (increase) in interest-bearing deposits at financial institutions	2,980,577	(2,965,952)	(859,430)
Proceeds from sale of foreclosed assets	1,376,007	93,901	1,220,942
Proceeds from sale of other assets	—	500,000	—
Proceeds from sale of merchant credit card acquiring business, net	4,732,009	—	—
Proceeds from sale of First Wisconsin Bank & Trust, net	13,324,553	—	—
Activity in securities portfolio:
Purchases	(140,985,829)	(129,121,827)	(79,759,340)
Calls, maturities and redemptions	102,733,654	92,041,150	62,386,012
Paydowns	736,057	562,361	705,794
Sales	285,000	—	4,786,122
Activity in bank-owned life insurance:
Purchases	—	(9,119,017)	(750,766)
Increase in cash value	(1,001,336)	(892,395)	(759,100)
Net loans/leases originated and held for investment	(195,569,104)	(147,780,355)	(202,624,972)
Purchase of premises and equipment	(2,258,536)	(2,261,028)	(9,334,578)
Purchase of intangible asset	—	(887,542)	—
Net increase in cash related to discontinued operations, held for sale	(1,789,295)	(705,890)	—

Net cash used in investing activities	(247,212,141)	(204,836,594)	(222,859,316)

(Continued)

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Cash Flows from Financing Activities:
Net increase in deposit accounts	$227,545,345	$53,979,951	$176,943,368
Net (decrease) increase in short-term borrowings	(68,160,318)	71,511,889	4,214,100
Activity in Federal Home Loan Bank advances:
Advances	68,145,000	71,400,000	61,500,000
Payments	(18,265,006)	(54,443,743)	(39,642,105)
Net increase (decrease) in other borrowings	27,892,512	43,928,486	(7,003,278)
Proceeds from issuance of junior subordinated debentures	—	—	10,310,000
Tax benefit of nonqualified stock options exercised	1,611	22,370	37,795
Payment of cash dividends	(1,974,870)	(1,334,012)	(363,143)
Proceeds from issuance of preferred stock, net	—	7,273,579	12,884,414
Proceeds from issuance of common stock, net	329,302	421,533	339,370
Purchase of treasury stock	(1,606,510)	—	—

Net cash provided by financing activities	233,907,066	192,760,053	219,220,521

Net (decrease) increase in cash and due from banks	(7,025,926)	(2,012,770)	3,546,143
Cash and due from banks, beginning	40,490,000	42,502,770	38,956,627

Cash and due from banks, ending	$33,464,074	$40,490,000	$42,502,770

Supplemental Disclosures of Cash Flow Information, cash payments for:
Interest	$40,526,554	$49,277,295	$36,621,518
Income and franchise taxes	2,306,448	1,960,408	1,496,155

Supplemental Schedule of Noncash Investing Activities:
Change in accumulated other comprehensive income, unrealized gaines on securities available for sale, net	816,820	2,783,581	595,438
Exchange of shares of common stock in connection with options exercised	(29,217)	(30,431)	(24,826)
Transfers of loans to other real estate owned	4,467,520	496,376	129,895

Proceeds from sale of First Wisconsin Bank & Trust, net	$13,324,553	$—	$—
Assets sold:
Cash and due from banks	2,495,185	—	—
Federal funds sold	17,700,000	—	—
Interest-bearing deposits at financial institutions	1,567	—	—
Securities available for sale, at fair value	18,460,320	—	—
Loans/leases receivable held for investment	80,169,171	—	—
Less: Allowance for estimated losses on loans/leases	(1,122,496)	—	—
Premises and equipment, net	468,522	—	—
Goodwill	—	—	—
Intangilbe assets	887,542	—	—
Accrued interest receivable	478,729	—	—
Bank-owned life insurance	2,453,660	—	—
Other assets	882,028	—	—

Total Assets	$122,874,228	$—	$—

Liabilities sold:
Noninteresting-bearing deposits	$8,943,882	$—	$—
Interest-bearing deposits	89,070,083	—	—
Short-term borrowings	13,578,572	—	—
Other liabilities	(368,528)	—	—

Total liabilities	$111,224,009	$—	$—

Accrued expenses related to sale of First Wisconsin Bank & Trust	1,179,670	—	—

Gain on sale of First Wisconsin Bank & Trust	$494,664	$—	$—

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
Quad City Bank & Trust and Cedar Rapids Bank & Trust are chartered and regulated by the state of Iowa, and Rockford Bank & Trust is chartered and regulated by the state of Illinois. All three subsidiary banks are insured and subject to regulation by the Federal Deposit Insurance Corporation (FDIC), and are members of and regulated by the Federal Reserve System. Bancard conducts the Company’s credit card issuing operation and is regulated by the Federal Reserve System. m2 Lease Funds, which is an 80% owned subsidiary, based in the Milwaukee, Wisconsin, area is engaged in the business of direct financing lease contracts. Velie Plantation Holding Company, LLC, which is a 55.6% owned subsidiary, is engaged in holding the real estate property known as the Velie Plantation Mansion in Moline, Illinois. Trust II, Trust III, Trust IV and Trust V were formed for the purpose of issuing various trust preferred securities (see Note 11).
During the year, Bancard sold its merchant credit card acquiring business. The current and comparative results related to the merchant credit card acquiring business have been reflected as discontinued operations (see Note 2).
On December 31, 2008, the Company sold its Wisconsin-chartered bank, First Wisconsin Bank & Trust Company (First Wisconsin Bank & Trust). The current and comparative results related to First Wisconsin Bank & Trust have been reflected as discontinued operations (see Note 2).
Significant accounting policies:
Accounting estimates: The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for estimated losses on loans/leases is inherently subjective as it requires material estimates that are susceptible to significant change. The fair value of financial instruments is an estimate that can be computed within a range.
Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, except Trust II, Trust III, Trust IV and Trust V, which do not meet the criteria for consolidation. All material intercompany accounts and transactions have been eliminated in consolidation. The results of discontinued operations have been reported separately in the consolidated financial statements and the previously reported financial statements have been reclassified.
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
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $250,000 and $667,000 as of December 31, 2008 and 2007, respectively.
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
Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
Loans receivable, held for sale: Residential real estate loans which are originated and intended for resale in the secondary market in the foreseeable future are classified as held for sale. These loans are carried at the lower of cost or estimated market value in the aggregate. As assets specifically acquired for resale, the origination of, disposition of, and gain/loss on these loans are classified as operating activities in the statement of cash flows.
Loans receivable, held for investment: Loans that management has the intent and ability to hold for the foreseeable future, or until pay-off or maturity occurs, are classified as held for investment. These loans are stated at the amount of unpaid principal adjusted for charge-offs, the allowance for estimated losses on loans, and any deferred fees and/or costs on originated loans. Interest is credited to earnings as earned based on the principal amount outstanding. Deferred direct loan origination fees and/or costs are amortized as an adjustment of the related loan’s yield. As assets held for and used in the production of services, the origination and collection of these loans are classified as an investing activity in the statement of cash flows.
When collection of loan payments is considered doubtful, income recognition is ceased and the loan receivable is placed on nonaccrual status. Previously recorded but uncollected amounts of interest on nonaccrual loans are reversed at the time the loan is placed on nonaccrual status. Cash collected on nonaccrual loans is recorded as income unless the principal is doubtful of collection in which case cash received is applied to principal.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
Direct finance leases receivable, held for investment: The Company leases machinery and equipment to customers under leases that qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual values (approximately 3% to 15% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property delivered to the customer. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis that results in an approximate level rate of return on the unrecovered lease investment. Lease income is recognized on the interest method. Residual is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment’s fair value at lease termination, the Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company’s estimates are reviewed continuously to ensure reasonableness; however, the amounts the Company will ultimately realize could differ from the estimated amounts.
When collection of lease payments is considered doubtful, income recognition is ceased and the lease receivable is placed on nonaccrual status. Previously recorded but uncollected amounts of interest on nonaccrual leases are reversed at the time the lease is placed on nonaccrual status. Cash collected on nonaccrual leases is recorded as income unless the principal is doubtful of collection in which case cash received is applied to principal.
The Company defers and amortizes fees and certain incremental direct costs over the contractual term of the lease as an adjustment to the yield. These initial direct leasing costs generally approximate 4% of the leased asset’s cost. The unamortized direct costs are recorded as a reduction of unearned lease income.
Allowance for estimated losses on loans/leases: The allowance for estimated losses on loans/leases is maintained at the level considered adequate by management of the Company and the subsidiaries to provide for losses that are probable. The allowance is increased by provisions charged to expense and reduced by net charge-offs. In determining the adequacy of the allowance, the Company, the subsidiary banks, and m2 Lease Funds consider the overall composition of the loan/lease portfolio. Loans/leases which have identified weaknesses are classified into higher risk groups, or are identified for continued monitoring. Historical loss percentages are then applied to various classifications and, considering economic conditions and other factors that in management’s judgment deserve evaluation, additional loss amounts are added.
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
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
Premises and equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets.
Goodwill: The Company has recorded goodwill from the purchase of 80% of m2 Lease Funds. In accordance with the provisions of FAS Statement No. 142, goodwill is not being amortized, but is evaluated at least annually for impairment. An impairment charge is recognized when the calculated fair value of the reporting unit, including goodwill, is less than its carrying amount. Based on the annual analysis completed as of July 31, 2008, the Company believes that no goodwill impairment existed.
Bank-owned life insurance: Bank-owned life insurance is carried at cash surrender value with increases/decreases reflected as income/expense in the statement of income.
Assets and liabilities related to discontinued operations, held for sale: Assets and liabilities related to discontinued operations are carried at the lower of cost or estimated market value in the aggregate. See Note 2 for further information.
Foreclosed assets: Assets acquired through, or in lieu of, loan foreclosures, which are included in other assets on the consolidated balance sheets are held for sale and are recorded at the lower of cost or fair value. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.
Preferred Stock: The shares of Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) have a stated dividend rate of 8.00%. Dividends are not accrued and are payable only if declared and no dividends may be declared on the Company’s common stock unless and until dividends have been declared on the outstanding shares of Series B Preferred Stock. The Company has the right at any other time after the first anniversary of the issuance of the shares of Series B Preferred Stock, subject to all required regulatory approvals, to redeem all, but not less than all, of the shares then outstanding. Any such redemption shall be made by the Company upon at least 30 days’ prior written notice. The shares can redeemed for an amount per share in cash which is equal to: (i) the sum of (A) $50,000; plus (B) a premium in the amount of $4,000 multiplied by a fraction the numerator of which is the total number of calendar days the shares being redeemed have been outstanding and the denominator of which is 365; but (ii) less the aggregate amount of any dividends that have been paid on the shares. The Series B Preferred Stock was not registered under the Securities Act of 1933 (the “Act”) and was issued pursuant to an exemption from registration under Regulation D of the rules promulgated under the Act.
The shares of Series C Non-Cumulative Perpetual Preferred Stock (“Series C Preferred Stock”) have a stated dividend rate of 9.50%. Dividends are not accrued and are payable only if declared and no dividends may be declared on the Company’s common stock unless and until dividends have been declared on the outstanding shares of Series C Preferred Stock. The Company has the right at any other time after the first anniversary of the issuance of the shares of Series C Preferred Stock, subject to all required regulatory approvals, to redeem all, but not less than all, of the shares then outstanding. Any such redemption shall be made by the Company upon at least 30 days’ prior written notice. The shares shall be redeemed for an amount per share in cash which is equal to: (i) the sum of (A) $25,000; plus (B) a premium in the amount of $2,375 multiplied by a fraction the numerator of which is the total number of calendar days the shares being redeemed have been outstanding and the denominator of which is 365; but (ii) less the aggregate amount of any dividends that have been paid on the shares. The Series C Preferred Stock was not registered under the Securities Act of 1933 (the “Act”) and was issued pursuant to an exemption from registration under Regulation D of the rules promulgated under the Act.
On February 13, 2009, the Company issued Series D Cumulative Perpetual Preferred Stock (“Series D Preferred Stock”). See Note 23 for a full description.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
Treasury Stock: Treasury stock is accounted for by the cost method, whereby shares of common stock reacquired are recorded at their purchase price. When treasury stock is reissued, any difference between the sales proceeds, or fair value when issued for business combinations, and the cost is recognized as a charge or credit to capital surplus.
Stock-based compensation plans: At December 31, 2008, the Company had three stock-based employee compensation plans, which are described more fully in Note 14.
The Company accounts for stock-based compensation in accordance with Statement of Financial Acconting Standards No. 123R, “Share-Based Payment”, (“SFAS No. 123R”). SFAS No. 123R requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation over the requisite service period for awards expected to vest.
During the years ended December 31, 2008, 2007, and 2006, the Company recognized additional stock-based compensation expense related to stock options, stock purchases, and SARs of $299,000, $21,000, and $171,000, respectively. As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2008	2007	2006

Dividend yield	0.49% to 0.68%	0.46% to 0.53%	0.42% to 0.48%
Expected volatility	23.58% to 25.13%	24.33% to 24.74%	24.46% to 26.55%
Risk-free interest rate	3.27% to 4.34%	4.53% to 5.06%	4.47% to 5.26%
Expected life of option grants	6 years	6 years	6 years
Weighted-average grant date fair value	$5.05	$5.80	$6.48
The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

	2008	2007	2006

Dividend yield	0.56% to 0.64%	0.45% to 0.50%	0.41% to 0.46%
Expected volatility	19.40% to 23.91%	13.98% to 17.80%	10.93% to 13.06%
Risk-free interest rate	1.98% to 3.41%	4.94% to 5.04%	4.17% to 5.21%
Expected life of option grants	3 to 6 months	3 to 6 months	3 to 6 months
Weighted-average grant date fair value	$2.00	$2.36	$2.44

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
The fair value is amortized on a straight-line basis over the vesting periods of the grants and will be adjusted for subsequent changes in estimated forfeitures. The expected dividend yield assumption is based on the Company’s current expectations about its anticipated dividend policy. Expected volatility is based on historical volatility of the Company’s common stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of grants is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) and No. 110 (SAB 110) and represents the period of time that options are expected to be outstanding. Historical data is used to estimate forfeitures used in the model. Two separate groups of employees (employees subject to broad based grants, and executive employees and directors) are used.
As of December 31, 2008, there was $806,468 of unrecognized compensation cost related to share based payments, which is expected to be recognized over a weighted average period of 2.64 years.
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 77,966 options that were in-the-money at December 31, 2008. The aggregate intrinsic value at December 31, 2008 was $166,509 on both options outstanding and options exercisable. During the years ended December 31, 2008, 2007, and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $19,352, $142,817, and $159,349, respectively, determined as of the date of the option exercise.
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
Reclassifications: Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation. All applicable information as of and for the years ended December 31, 2007 and 2006 has been reclassified for discontinued operations comparative purposes.
New Industry Developments: On October 14, 2008, using the systemic risk exception to the FDIC Improvement Act of 1991, the United States Treasury authorized the FDIC to provide a 100% guarantee of newly-issued senior unsecured debt and deposits in non-interest bearing accounts at FDIC insured institutions. Initially, all eligible financial institutions were automatically covered under this program, known as the Temporary Liquidity Gurantee Program, without incurring any fees for a period of 30 days. Coverage under the Temporary Liquidity Guarantee Program after the initial 30-day period was available to insured financial institutions at a cost based on a tiered structure by maturity date for the senior unsecured debt, and 10 basis points per annum for the non-interest bearing deposits. After this initial 30-day period, institutions continued to be covered under the Temporary Liquidity Guarantee Program unless they informed the FDIC that they have decided to opt out of the program. Upon formal resolution by the Board of Directors, the Company opted in and is participating in the Temporary Liquidity Guarantee Program.
New Accounting Pronouncements: In September 2006, FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning January 1, 2009. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. See Note 22 for additional information regarding SFAS No. 157 and its impact on the Company’s consolidated financial statements.
In February of 2007, FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available for eligible items that exist on the date that a company adopts SFAS No. 159 or when an entity first recognizes a financial asset or financial liability. The decision to elect the fair value option for an eligible item is irrevocable. Subsequent changes in fair value must be recorded in earnings. This Statement was effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Statement offered early adoption provisions that the Company elected not to exercise. There was no impact on the consolidated financial statements of the Company as a result of the adoption of SFAS No. 159 since the Company has not elected the fair value option for any eligible items, as defined in SFAS No. 159.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
In December 2007, FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations”. Statement No. 141R fundamentally changes the manner in which the entity will account for a business combination. This Statement is effective for fiscal years beginning on or after December 15, 2008 and is predominantly prospective. Accordingly, this Statement is effective for the Company for business combinations in which the acquisition date is on or after January 1, 2009.
In December 2007, FASB issued Statement of Financial Accounting Standard No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 changes the measurement, recognition and presentation of minority interests in consolidated subsidiaries. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. This Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This Statement is effective for fiscal years beginning on or after December 15, 2008 and is prospective for the change related to measurement and recognition and retrospective for the changes related to presentation. Accordingly, this Statement is effective for the Company beginning on January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 160.
Note 2. Discontinued Operations
Sale of Merchant Credit Card Acquiring Business. On August 29, 2008, the Company’s subsidiary, Quad City Bancard, Inc., sold its merchant credit card acquiring business for $5.2 million and recorded an after-tax gain of approximately $3.0 million. Consequently, the business related to merchant credit card acquiring has been accounted for as discontinued operations. The assets and liabilities related to the merchant credit card acquiring business were not significant as of December 31, 2008 and as of December 31, 2007.
The results from discontinued operations of the merchant credit card acquiring business for the years ending December 31, 2008, 2007 and 2006 are presented in the following table:

	2008	2007	2006

Credit card fees, net of processing costs	$693,445	$985,267	$984,624
Non-interest expense	332,285	575,698	606,396

Income from discontinued operations, excluding gain on sale, before income taxes	$361,160	$409,569	$378,228
Gain on sale of discontinued operations before income taxes	4,645,213	—	—

Income from discontinued operations, before income taxes	$5,006,373	$409,569	$378,228
Income tax expense	1,775,716	144,963	133,287

Income from discontinued operations, net of taxes	$3,230,657	$264,606	$244,941

Sale of First Wisconsin Bank & Trust. On December 31, 2008, the Company sold First Wisconsin Bank & Trust, its wholly-owned commercial banking subsidiary which served the Milwaukee, Wisconsin market. The transaction involved the sale of 100% of the stock of First Wisconsin Bank & Trust for $13.7 million and resulted in a pre-tax gain on sale of approximately $495,000. The activity related to First Wisconsin Bank & Trust is accounted for as discontinued operations. The Company added First Wisconsin Bank & Trust as its fourth charter effective February 20, 2007; as a result there is no activity to report for the year ended December 31, 2006.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 2. Discontinued Operations (Continued)
The assets and liabilities of the discontinued operations consisted of the following as of December 31, 2007:

As of
December 31, 2007

Assets:

Cash and cash equivalents	$705,890
Securities available for sale, at fair value	15,347,410
Loans receivable, net	49,203,667
Other assets	2,965,732

Assets related to discontinued operations, held for sale	$68,222,699

Liabilities:

Deposits	$45,421,959
Short-term borrowings	12,991,819
Other liabilities	647,772

Liabilities related to discontinued operations, held for sale	$59,061,550

The assets and liabilities of First Wisconsin Bank & Trust as of December 31, 2008 are presented as a supplemental disclosure in the Consolidated Statement of Cash Flows.
The results from discontinued operations of First Wisconsin Bank & Trust for the years ending December 31, 2008 and 2007 are presented in the following table:

	2008	2007

Interest income	$5,292,678	$2,584,994
Interest expense	2,853,182	1,217,136

Net interest income	2,439,496	1,367,858
Provision for loan losses	1,699,112	528,384

Net interest income after provision for loan losses	740,384	839,474
Noninterest income	515,432	257,807
Noninterest expense	4,177,187	2,727,386

Loss from discontinued operations, excluding gain on sale, before income taxes	(2,921,371)	(1,630,105)
Gain on sale of discontinued operations before income taxes	494,664	—

	(2,426,707)	(1,630,105)
Income tax benefit	(930,281)	(642,691)

Loss from discontinued operations, net of taxes	$(1,496,426)	$(987,414)

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 3. Comprehensive Income
Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.
Other comprehensive income for the years ended December 31, 2008, 2007, and 2006 is comprised as follows:

		Tax
	Before	Expense	Net
	Tax	(Benefit)	of Tax

Year ended December 31, 2008:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	$1,100,541	$154,046	$946,495
Less reclassification adjustment for gains included in net income	199,500	69,825	129,675

Other comprehensive income	$901,041	$84,221	$816,820

Year ended December 31, 2007:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	$4,519,576	$1,735,995	$2,783,581
Less reclassification adjustment for gains included in net income	—	—	—

Other comprehensive income	$4,519,576	$1,735,995	$2,783,581

Year ended December 31, 2006:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	$780,219	$276,937	$503,282
Less reclassification adjustment for (losses) included in net income	(142,866)	(50,710)	(92,156)

Other comprehensive income	$923,085	$327,647	$595,438

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 4. Investment Securities
The amortized cost and fair value of investment securities as of December 31, 2008 and 2007 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
December 31, 2008:
Securities held to maturity, other bonds	$350,000	$—	$—	$350,000

Securities available for sale:
U.S. Treasury securities	$4,318,194	$71,351	$—	$4,389,545
U.S. govt. sponsored agency securities	220,560,286	5,773,091	(90,217)	226,243,160
Mortgage-backed securities	802,485	6,071	(1,417)	807,139
Municipal securities	23,259,460	307,946	(219,181)	23,348,225
Trust preferred securities	200,000	—	(35,000)	165,000
Other securities	1,132,763	18,045	(377,462)	773,346

	$250,273,188	$6,176,504	$(723,277)	$255,726,415

December 31, 2007:
Securities held to maturity, other bonds	$350,000	$—	$(278)	$349,722

Securities available for sale:
U.S. Treasury securities	$3,303,637	$59,099	$—	$3,362,736
U.S. govt. sponsored agency securities	182,680,532	3,717,645	(28,083)	186,370,094
Mortgage-backed securities	1,599,905	5,842	(7,807)	1,597,940
Municipal securities	25,119,113	490,081	(38,897)	25,570,297
Corporate securities	1,864,726	11,942	—	1,876,668
Trust preferred securities	200,000	—	(200)	199,800
Other securities	1,201,325	64,291	(35,908)	1,229,708

	$215,969,238	$4,348,900	$(110,895)	$220,207,243

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 4. Investment Securities (Continued)
Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2008 and 2007, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2008:
Securities available for sale:
U.S. govt. sponsored agency securities	$8,003,720	$(90,217)	$—	$—	$8,003,720	$(90,217)
Mortgage-backed securities	630,974	(1,417)	—	—	630,974	(1,417)
Municipal securities	8,001,415	(219,181)	—	—	8,001,415	(219,181)
Corporate securities	—	—	—	—	—	—
Trust preferred securities	165,000	(35,000)	—	—	165,000	(35,000)
Other securities	84,264	(57,316)	407,630	(320,146)	491,894	(377,462)

Total Portfolio	$16,885,373	$(403,131)	$407,630	$(320,146)	$17,293,003	$(723,277)

December 31, 2007:
Securities held to maturity:
Other bonds	$49,982	$(18)	$49,741	$(260)	$99,723	$(278)

Securities available for sale:
U.S. govt. sponsored agency securities	$3,499,245	$(921)	$11,986,235	$(27,162)	$15,485,480	$(28,083)
Mortgage-backed securities	6,244	(8)	1,352,956	(7,799)	1,359,200	(7,807)
Municipal securities	2,175,325	(36,573)	1,150,219	(2,324)	3,325,544	(38,897)
Corporate securities	—	—	—	—	—	—
Trust preferred securities	199,800	(200)	—	—	199,800	(200)
Other securities	578,486	(26,216)	36,804	(9,692)	615,290	(35,908)

Total Portfolio	$6,459,100	$(63,918)	$14,526,214	$(46,977)	$20,985,314	$(110,895)

At December 31, 2008, the investment portfolio included 303 securities. Of this number, 51 securities have current unrealized losses; 7 of which have existed for twelve months or more. All of these securities are considered to be acceptable credit risks. Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for those securities are temporary. In addition, the Company has the intent and ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 4. Investment Securities (Continued)
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net earnings in the period on which the other-than-temporary impairment is identified.
All sales of securities, as applicable, for the years ended December 31, 2008, 2007 and 2006, respectively, were from securities identified as available for sale. Information on proceeds received, as well as the gains and losses from the sale of those securities is as follows:

	2008	2007	2006

Proceeds from sales of securities	$285,000	$—	$4,786,122
Gross gains from sales of securities	199,500	—	—
Gross losses from sales of securities	—	—	71,293
The amortized cost and fair value of securities as of December 31, 2008 by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.

	Amortized
	Cost	Fair Value
Securities held to maturity:
Due after one year through five years	$300,000	$300,000
Due after five years	50,000	50,000

	$350,000	$350,000

Securities available for sale:
Due in one year or less	$15,773,748	$15,981,696
Due after one year through five years	75,153,049	77,015,952
Due after five years	157,411,143	161,148,282

	$248,337,940	$254,145,930
Mortgage-backed securities	802,485	807,139
Other securities	1,132,763	773,346

	$250,273,188	$255,726,415

As of December 31, 2008 and 2007, investment securities with a carrying value of $251,710,014 and $191,330,770, respectively, were pledged on securities sold under agreements to repurchase and for other purposes as required or permitted by law.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5. Loans/Leases Receivable
The composition of the loan/lease portfolio as of December 31, 2008 and 2007 is presented as follows:

	2008	2007

Real estate loans held for sale — residential mortgage	$7,377,648	$6,507,583

Real estate loans — residential mortgage	69,465,924	68,280,628
Real estate loans — construction	2,385,187	8,539,523
Commercial loans	436,698,541	353,401,349
Commercial real estate loans	529,086,694	472,283,933
Direct financing leases	79,408,464	67,223,693
Installment and other consumer loans	88,540,397	79,220,241

	1,212,962,855	1,055,456,950
Plus deferred loan/lease orgination costs, net of fees	1,726,777	1,530,906

	1,214,689,632	1,056,987,856
Less allowance for estimated losses on loans/leases	(17,809,170)	(11,315,253)

	$1,196,880,462	$1,045,672,603

Loans/leases on nonaccrual status amounted to $19,710,693 and $6,488,409 as of December 31, 2008 and 2007, respectively. Interest income in the amount of $656,744, $166,883, and $613,250, for the years ended December 31, 2008, 2007, and 2006, respectively, would have been earned on the nonaccrual loans/leases had they been performing in accordance with their original terms. Cash interest collected on nonaccrual loans was $413,046, $574,067, and $246,124, for the years ended December 31, 2008, 2007 and 2006, respectively.
Changes in the allowance for estimated losses on loans/leases for the years ended December 31, 2008, 2007, and 2006 are presented as follows:

	2008	2007	2006

Balance, beginning	$11,315,253	$10,612,082	$8,883,855
Provisions charged to expense	9,221,670	2,335,518	3,284,242
Loans/leases charged off	(3,684,889)	(2,224,093)	(1,919,515)
Recoveries on loans/leases previously charged off	957,136	591,746	363,500

Balance, ending	$17,809,170	$11,315,253	$10,612,082

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5. Loans/Leases Receivable (Continued)
Loans/leases considered to be impaired as of December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Impaired loans/leases for which an allowance has been provided	$15,768,281	$5,058,107	$5,617,727

Allowance provided for impaired loans/leases, included in the allowance for loan/lease losses	$5,291,743	$1,507,674	$2,032,801

Impaired loans/leases for which no allowance has been provided	$2,517,574	$164,330	$665,785

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.
The following summarizes additional information regarding impaired loans/leases:

	2008	2007	2006

Impaired loans/leases for which an allowance has been provided	$15,768,281	$5,058,107	$5,617,727

Allowance provided for impaired loans/leases, included in the allowance for loan/lease losses	$5,291,743	$1,507,674	$2,032,801

Impaired loans/leases for which no allowance has been provided	$2,517,574	$164,330	$665,785

There were no direct financing leases which were past due 90 days or more and still accruing interest as of December 31, 2008.
Loans are made in the normal course of business to directors, officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate committed amount of loans greater than or equal to $60,000 during the years ended December 31, 2008, 2007, and 2006, was as follows:

	2008	2007	2006

Balance, beginning	$21,327,609	$18,404,968	$11,386,193
Net (decrease) increase due to change in related parties	(3,798,611)	7,517,875	5,402,821
Advances	20,948,422	5,118,811	4,379,210
Repayments	(12,076,578)	(9,714,045)	(2,763,256)

Balance, ending	$26,400,842	$21,327,609	$18,404,968

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5. Loans/Leases Receivable (Continued)
The Company’s loan portfolio includes a geographic concentration in the Midwest. Additionally, the loan portfolio includes a concentration of loans in certain industries as of December 31, 2008 as follows:

Industry Name	Balance

Lessors of Non-Residential Buildings & Dwellings	$193,691,833
Lessors of Residential Buildings & Dwellings	51,680,922
Land Subdivision	43,818,507
Note 6. Premises and Equipment
The following summarizes the components of premises and equipment as of December 31, 2008 and 2007:

	2008	2007

Land	$5,525,022	$5,525,022
Buildings (useful lives 15 to 50 years)	25,127,523	25,063,223
Furniture and equipment (useful lives 3 to 10 years)	16,460,090	14,812,361

	47,112,635	45,400,606
Less accumulated depreciation	15,723,368	13,516,453

	$31,389,267	$31,884,153

Certain facilities are leased under operating leases. Rental expense was $510,308, $451,324, and $584,813, for the years ended December 31, 2008, 2007, and 2006, respectively.
Future minimum rental commitments under noncancelable leases are as follows as of December 31, 2008:

Year ending December 31:
2009	$609,735
2010	595,543
2011	548,464
2012	548,464
2013	548,464
Thereafter	803,955

$3,654,625

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 7. Deposits
The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000, was $347,631,421 and $233,475,121 as of December 31, 2008 and 2007, respectively.
As of December 31, 2008, the scheduled maturities of certificates of deposit were as follows:

Year ending December 31:
2009	$395,621,718
2010	73,824,752
2011	27,168,704
2012	10,080,846
2013	3,033,344

$509,729,364

Note 8. Short-Term Borrowings
Short-term borrowings as of December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Overnight repurchase agreements with customers	$68,106,950	$80,264,021
Federal funds purchased	33,350,000	89,940,000

	$101,456,950	$170,204,021

Information concerning repurchase agreements is summarized as follows as of December 31, 2008 and 2007:

	2008	2007

Average daily balance during the period	$74,463,649	$73,832,762
Average daily interest rate during the period	1.54%	3.21%
Maximum month-end balance during the period	$86,536,776	$85,831,232
Weighted average rate as of end of period	1.35%	2.51%

Securities underlying the agreements as of end of period:
Carrying value	$96,137,434	$99,567,226
Fair value	96,137,434	99,567,226
The securities underlying the agreements as of December 31, 2008 and 2007 were under the Company’s control in safekeeping at third-party financial institutions.
Information concerning federal funds purchased is summarized as follows as of December 31, 2008 and 2007:

	2008	2007

Average daily balance during the period	$82,909,624	$65,507,198
Average daily interest rate during the period	2.24%	6.03%
Maximum month-end balance during the period	$144,940,000	$93,100,000
Weighted average rate as of end of period	2.41%	5.20%

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9. Federal Home Loan Bank Advances
The subsidiary banks are members of the Federal Home Loan Bank (FHLB) of Des Moines or Chicago. As of December 31, 2008 and 2007, the subsidiary banks held $11,796,100 and $9,561,700, respectively, of FHLB stock, which is included in other assets on the consolidated balance sheet. Maturity and interest rate information on advances from the FHLB as of December 31, 2008 and 2007 is as follows:

	December 31, 2008
		Weighted
		Average
		Interest Rate
	Amount Due	at Year-End
Maturity:
Year ending December 31:
2009	$14,345,000	4.04%
2010	8,100,000	5.16
2011	9,000,000	5.08
2012	44,750,000	4.68
2013	14,000,000	2.72
Thereafter	128,500,000	4.11

Total FHLB advances	$218,695,000	4.24

Of the advances outstanding, $187,500,000 have options which allow the FHLB, at its discretion, to terminate the advances and require the subsidiary banks to repay at predetermined dates prior to the stated maturity date of the advances.

	December 31, 2007
		Weighted
		Average
		Interest Rate
	Amount Due	at Year-End
Maturity:
Year ending December 31:
2008	$15,100,000	3.48%
2009	14,200,000	4.05
2010	8,100,000	5.16
2011	9,000,000	5.08
2012	41,750,000	3.45
Thereafter	80,665,006	4.52

Total FHLB advances	$168,815,006	4.50

Advances are collateralized by securities with a carrying value of $36,523,795 and $23,524,159 as of December 31, 2008 and 2007, respectively, and by loans pledged of $399,511,033 and $326,898,241, respectively, in aggregate. On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10. Other Borrowings and Unused Lines of Credit
Other borrowings as of December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Wholesale repurchase agreements	$70,000,000	$40,000,000
364-day revolving note	5,000,000	7,000,000
Other	582,634	690,122

	$75,582,634	$47,690,122

Maturity and interest rate information concerning wholesale repurchase agreements is summarized as follows:

	December 31, 2008
		Weighted
		Average
		Interest Rate
	Amount Due	at Year-End
Maturity:
Year ending December 31:
2011	$5,000,000	3.40%
2012	40,000,000	4.47
Thereafter	25,000,000	3.54

Total Wholesale Repurchase Agreements	$70,000,000	4.06

As of December 31, 2007, the wholesale repurchase agreements which comprise the $40,000,000 outstanding mature in 2012. The weighted average rate for these wholesale repurchase agreements is 4.47%.
Each wholesale repurchase agreement has a call option, at the discretion of the counterparty, to terminate the agreement and require the subsidiary bank to repay at predetermined dates prior to the stated maturity date of the agreement.
Embedded within a particular wholesale repurchase agreement is an interest rate cap option. The particular contract was transacted in May 2007 for the amount of $30,000,000 bearing a fixed interest rate of 4.55%. The wholesale repurchase agreement has a 5-year maturity and contains a continuous quarterly put option effective after 2 years. The interest rate cap option results when the 3-month LIBOR rate increases to 5.36% or higher. If that situation occurs, the rate paid will be decreased by the difference between the 3-month LIBOR rate and 5.36%. In no case will the rate paid fall below 0.00%.
At December 31, 2008 and 2007, the Company had a single $25,000,000 unsecured revolving credit note which matures every 364 days. At December 31, 2008, the maturity date is April 3, 2009. At December 31, 2008 and 2007, the note carried a balance outstanding of $5,000,000 and $7,000,000, respectively. Interest is payable monthly at the effective Federal Funds rate plus 1.25% per annum, as defined in the credit agreement. As of December 31, 2008 and 2007, the interest rate on the note was 1.34% and 5.40%, respectively.
The current revolving note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10. Other Borrowings and Unused Lines of Credit (Continued)
Unused lines of credit of the subsidiary banks as of December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Secured	$27,695,251	$3,000,000
Unsecured	141,500,000	88,500,000

	$169,195,251	$91,500,000

During 2008, the Company pledged its municipal securities portfolio to the Federal Reserve Bank of Chicago for borrowing at the Discount Window.
Note 11. Junior Subordinated Debentures
Junior subordinated debentures are summarized as of December 31, 2008 and 2007 as follows:

	2008	2007

Note Payable to Trust II	$12,372,000	$12,372,000
Note Payable to Trust III	8,248,000	8,248,000
Note Payable to Trust IV	5,155,000	5,155,000
Note Payable to Trust V	10,310,000	10,310,000

	$36,085,000	$36,085,000

A schedule of the Company’s trust preferred offerings outstanding as of December 31, 2008 and 2007, is as follows:

				Interest	Interest
				Rate as	Rate as
				of	of
Name	Date Issued	Amount Issued	Interest Rate	12/31/08	12/31/07

QCR Holdings Statutory Trust II	February 2004	$12,372,000	6.93%*	6.93%	6.93%

QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	6.61%	8.08%

QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	6.62%	7.04%

QCR Holdings Statutory Trust V	February 2006	10,310,000	6.62%**	6.62%	6.62%

*	Rate is fixed until March 31, 2011, then becomes variable based on 3-month LIBOR plus 2.85%, reset quarterly.

**	Rate is fixed until April 7, 2011, then becomes variable based on 3-month LIBOR plus 1.55%, reset quarterly.
Securities issued by Trust II mature in thirty years, but are callable at par anytime after seven years from issuance. Securities issued by Trust III, Trust IV, and Trust V mature in thirty years, but are callable at par anytime after five years from issuance.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12. Federal and State Income Taxes
Federal and state income tax expense from continuing operations was comprised of the following components for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006

Current	$3,552,436	$2,421,028	$1,119,489
Deferred	(1,816,719)	472,393	(394,934)

	$1,735,717	$2,893,421	$724,555

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2008, 2007, and 2006:

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2008		2007		2006
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
Computed “expected” tax expense	$2,449,573	35.0%	$3,423,524	35.0%	$1,241,570	35.0%
Effect of graduated tax rates interest	(69,988)	(1.0)	(97,815)	(1.0)	(35,473)	(1.0)
Tax exempt income, net	(608,884)	(8.7)	(502,639)	(5.1)	(360,351)	(10.2)
Bank-owned life insurance	(319,254)	(4.6)	(253,536)	(2.6)	(234,667)	(6.6)
State income taxes, net of federal benefit	315,475	4.5	359,374	3.7	179,298	5.1
Minority interest	(98,068)	(1.4)	(131,849)	(1.3)	(90,278)	(2.5)
Other	66,863	1.0	96,362	1.0	24,456	0.7

	$1,735,717	24.8%	$2,893,421	29.7%	$724,555	20.5%

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

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12. Federal and State Income Taxes (Continued)
Changes in the unrecognized tax benefits included in liabilities is as follows for the years ended December 31, 2008 and 2007:

	2008	2007

Balance, beginning	$817,972	$635,617
Impact of tax positions taken during current year	314,590	150,368
Gross decrease related to tax positions of prior years	—	(210)
Gross increase related to tax positions of prior years	102,602	35,646
Reduction as a result of a lapse of the applicable statute of limitations	(181,213)	(3,449)

Balance, ending	$1,053,951	$817,972

All unrecognized tax benefits, if recognized, would affect the effective tax rate. The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At December 31, 2008 and 2007, accrued interest on uncertain tax positions was approximately $227,000 and $139,000, respectively. Estimated interest related to the underpayment of income taxes is classified as a component of Income Taxes in the Statement of Income and totaled $88,000 and $35,000 for the twelve months ended December 31, 2008 and 2007, respectively.
The Company’s federal income tax returns are open and subject to examination from the 2005 tax return year and forward. Various state franchise and income tax returns are generally open from the 2004 and later tax return years based on individual state statute of limitations. m2 Lease Funds currently is under audit from the Internal Revenue Service for its 2005 tax year.
The net deferred tax assets included with other assets on the consolidated balance sheets consisted of the following as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Compensation	$2,890,639	$2,241,883
Loan/lease losses	6,042,711	4,151,989
Other	122,342	132,863

	9,055,692	6,526,735

Deferred tax liabilities:
Net unrealized gains on securities available for sale	1,824,867	1,740,646
Premises and equipment	3,707,863	3,033,744
Investment accretion	43,960	32,493
Deferred loan origination fees, net	(49,803)	10,706
Other	216,875	129,714

	5,743,762	4,947,303

Net deferred tax asset	$3,311,930	$1,579,432

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12. Federal and State Income Taxes (Continued)
The change in deferred income taxes was reflected in the consolidated financial statements as follows for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006

Provision for income taxes	$(1,816,719)	$472,393	$(394,934)
Statement of stockholders’ equity-accumulated other comprehensive income, unrealized gains on securities available for sale, net	84,221	1,735,995	327,647

	$(1,732,498)	$2,208,388	$(67,287)

Note 13. Employee Benefit Plans
The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee’s compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. Company contributions for the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006

Matching contribution	$965,009	$719,529	$674,786
Discretionary contribution	77,000	101,900	52,300

	$1,042,009	$821,429	$727,086

The Company has entered into nonqualified supplemental executive retirement plans (SERPs) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified plans. During the years ended December 31, 2008, 2007 and 2006, the Company expensed $874,240, $594,794, and $533,239, respectively, related to these plans. As of December 31, 2008 and 2007, the liability related to the SERPs was $2,293,086 and $1,438,346, respectively. Payments in the amount of $19,500 were made in 2008.
The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution varies by officer and is a maximum of between $10,000 and $20,000 annually. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate subject to a minimum of 6% and a maximum of 12% with such limits differing by officer. The Company has also entered into deferred compensation agreements with certain management officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution differs by officer and is a maximum between 4% and 10% of officer’s compensation. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate plus one percentage point, and has a minimum of 4% and shall not exceed 8%. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. As of December 31, 2008 and 2007 the liability related to the agreements totals $2,931,741 and $2,088,665, respectively.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 13. Employee Benefit Plans (Continued)
Changes in the deferred compensation agreements included in liabilities is as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Balance, beginning	$2,088,665	$1,454,436	$1,001,171
Company expense	496,043	411,615	267,689
Employee deferrals	350,746	226,327	186,195
Cash payments made	(3,713)	(3,713)	(619)

Balance, ending	$2,931,741	$2,088,665	$1,454,436

Note 14. Stock-Based Compensation
Stock-based compensation expense, calculated in accordance with the provisions of SFAS 123, was reflected in the consolidated financial statements as follows for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006

Stock option and incentive plans	$426,765	$295,763	$246,340
Stock purchase plan	48,355	48,033	39,011
Stock appreciation rights	(176,199)	(322,448)	(114,226)

	$298,921	$21,348	$171,125

Stock option and incentive plans:
The Company’s Board of Directors and its stockholders adopted in June 1993 the QCR Holdings, Inc. Stock Option Plan (Stock Option Plan). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of incentive stock options or nonqualified stock options granted under the Stock Option Plan. All of the options have been granted under this plan, and on June 30, 2003, the plan expired. The Company’s Board of Directors adopted in November 1996 the QCR Holdings, Inc. 1997 Stock Incentive Plan (1997 Stock Incentive Plan). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 1997 Stock Incentive Plan. As of December 31, 2006, there are no remaining options available for grant under this plan. The Company’s Board of Directors adopted in January 2004, and the stockholders approved in May 2004, the QCR Holdings, Inc. 2004 Stock Incentive Plan (2004 Stock Incentive Plan). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 2004 Stock Incentive Plan. As of December 31, 2008, there are no remaining options available for grant under this plan. The Company’s Board of Directors adopted in January 2008, and the stockholders approved in May 2008, the QCR Holdings, Inc. 2008 Equity Incentive Plan (2008 Equity Incentive Plan). Up to 250,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 2008 Equity Incentive Plan. As of December 31, 2008, there are 203,046 remaining options available for grant under this plan. The Stock Option Plan, the 1997 Stock Incentive Plan, and the 2004 Stock Incentive Plan (stock option plans) are administered by the Executive Committee appointed by the Board of Directors (Committee).

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14. Stock-Based Compensation (Continued)
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
A summary of the stock option plans as of December 31, 2008, 2007, and 2006 and changes during the years then ended is presented below:

	December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning	332,077	$15.25	281,594	$14.43	252,658	$13.25
Granted	100,245	15.59	74,650	16.67	54,650	18.73
Exercised	(7,305)	14.93	(19,069)	16.57	(16,221)	17.82
Forfeited	(16,552)	15.38	(5,098)	13.98	(9,493)	18.72

Outstanding, ending	408,465	15.38	332,077	15.25	281,594	14.43

Exercisable, ending	212,463		186,939		167,455

Weighted average fair value per option of options granted during the period	$5.05		$5.80		$6.48

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14. Stock-Based Compensation (Continued)
A further summary of options outstanding as of December 31, 2008 is presented below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$6.90	12,870	2.50	$6.90	12,870	$6.90
$7.00 to $7.13	33,650	2.25	7.01	33,650	7.01
$7.45 to $8.83	16,350	1.33	8.54	16,350	8.54
$9.87 to $11.64	30,186	2.76	10.35	30,186	10.35
$11.70 to $16.85	168,104	8.44	15.80	24,885	15.19
$17.00 to $18.60	50,420	6.74	18.06	25,381	18.25
$18.67 to $20.90	67,885	6.16	19.48	51,621	19.51
$21.00 to $22.00	29,000	6.16	21.28	17,520	21.28

	408,465			212,463

Stock purchase plan:
The Company’s Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of January 1, 2008, there were 81,354 shares of common stock available for issuance under the Purchase Plan. For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 90% of the fair market value at the date of the grant or the investment date. The investment date, as established by the Board of Directors of the Company, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in an offering period is $5,000. Additionally, the maximum percentage that any one participant can elect to contribute is 8% and 5% of his or her compensation for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, 24,233 shares were granted and 22,767 purchased. Shares granted during the year ended December 31, 2008 had a weighted average fair value of $2.00 per share.
Stock appreciation rights:
The 1997 Stock Incentive Plan and 2004 Stock Incentive Plan allow the granting of stock appreciation rights (SARs). SARs are rights entitling the grantee to receive cash equal to the fair market value of the appreciation in the market value of a stated number of shares from the date of grant. Like options, the number and exercise price of SARs granted is determined by the Committee. The SARs vest 20% per year, and the term of the SARs may not exceed 10 years from the date of the grant. As of December 31, 2008, 2007, and 2006 there were 57,600, 86,325, and 94,875 SARs, respectively, outstanding and exercisable. As of December 31, 2008 and 2007 the liability related to the SARs totals $194,287 and $428,986, respectively. Payments made on SARs were $58,500, $74,318 and $95,957 during the years ended December 31, 2008, 2007 and 2006, respectively.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14. Stock-Based Compensation (Continued)
A further summary of SARs is presented below:

	December 31, 2008		Liability Recorded for SARs
	SARs	SARs	December 31,
Grant Date Price	Outstanding	Exercisable	2008	2007

$6.90	28,350	28,350	$126,441	$241,638
$7.00	9,000	9,000	35,820	69,120
$10.75	15,450	15,450	27,192	70,421
$11.83	4,050	4,050	4,496	16,594
$12.17	750	750	338	2,483
$14.22	—	—	—	28,730

	57,600	57,600	$194,287	$428,986

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 15. Regulatory Capital Requirements and Restrictions on Dividends (Continued)
As of December 31, 2008, the most recent notification from the FDIC categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the subsidiary banks’ categories. The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2008 and 2007 are also presented in the table (dollars in thousands).

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2008:
Company:
Total risk-based capital	$138,008	10.39%	$106,283	≥	8.0%	N/A		N/A
Tier 1 risk-based capital	111,121	8.36%	53,141	≥	4.0%	N/A		N/A
Leverage ratio	111,121	6.67%	66,610	≥	4.0%	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$79,438	10.72%	$59,273	≥	8.0%	$74,091	≥	10.00%
Tier 1 risk-based capital	70,313	9.49%	29,636	≥	4.0%	44,455	≥	6.00%
Leverage ratio	70,313	7.88%	35,695	≥	4.0%	44,618	≥	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$40,575	10.52%	$30,854	≥	8.0%	$38,567	≥	10.00%
Tier 1 risk-based capital	35,752	9.27%	15,427	≥	4.0%	23,140	≥	6.00%
Leverage ratio	35,752	7.85%	18,212	≥	4.0%	22,765	≥	5.00%
Rockford Bank & Trust (A):
Total risk-based capital	$21,483	10.63%	$16,162	≥	8.0%	$20,202	≥	10.00%
Tier 1 risk-based capital	18,943	9.38%	8,081	≥	4.0%	12,121	≥	6.00%
Leverage ratio	18,943	8.65%	8,755	≥	4.0%	10,944	≥	5.00%

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 15. Regulatory Capital Requirements and Restrictions on Dividends (Continued)

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

(A)
As a de novo bank, Rockford Bank & Trust could not, without the prior consent of the Federal Reserve Bank, pay dividends until after the first three years of operations and two consecutive satisfactory CAMELS ratings. In addition, the Bank was required to maintain a tangible Tier I leverage ratio of at least 9% throughout its first three years of operations. The de novo period for Rockford Bank & Trust expired on January 3, 2008.

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
Notes to Consolidated Financial Statements
Note 16. Earnings Per Common Share
The following information was used in the computation of basic and diluted earnings per common share for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Income from continuing operations	$4,974,627	$6,500,285	$2,557,264
Less preferred stock dividends	1,784,500	1,072,000	164,373

Income from continuing operations available to common stockholders	$3,190,127	$5,428,285	$2,392,891

Income (loss) from discontinued operations	1,734,231	(722,808)	244,941

Net income	6,708,858	5,777,477	2,802,205
Less preferred stock dividends	1,784,500	1,072,000	164,373

Net income available to common stockholders	$4,924,358	$4,705,477	$2,637,832

Weighted average common shares outstanding	4,617,057	4,581,919	4,609,626
Weighted average common shares issuable upon exercise of stock options and under the Employee Stock Purchase Plan*	17,480	17,649	43,603

Weighted average common and common equivalent shares outstanding	$4,634,537	$4,599,568	$4,653,229

Basic earnings per common share:
Income from continuing operations	$0.69	$1.19	$0.52
Income (loss) from discontinued operations	0.38	(0.16)	0.05

Net income	$1.07	$1.03	$0.57

Diluted earnings per common share:
Income from continuing operations	$0.69	$1.18	$0.52
Income (loss) from discontinued operations	0.37	(0.16)	0.05

Net income	$1.06	$1.02	$0.57

*	Excludes anti-dilutive shares of 391,843, 213,900, and 138,814 at December 31, 2008, 2007 and 2006, respectively.
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

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 17. Commitments and Contingencies (Continued)
Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer. At December 31, 2008 and 2007 no amounts have been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.
As of December 31, 2008 and 2007, commitments to extend credit aggregated $494,845,000 and $464,920,000, respectively. As of December 31, 2008 and 2007, standby letters of credit aggregated $15,167,000 and $14,146,000, respectively. Management does not expect that all of these commitments will be funded.
The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $7,377,648 and $6,507,583 as of December 31, 2008 and 2007, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as, breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $75,827,221 and $44,999,539 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2008 and 2007, respectively. Quad City Bank & Trust repurchased one loan from a secondary market investor under the terms of the loan sale agreement during the year ended December 31, 2008. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2007, and 2006. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.
Aside from cash on-hand and in-vault, the majority of the Company’s cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $3,130,000 and $14,000,000 as of December 31, 2008 and 2007, respectively. As of December 31, 2008, all of the Company’s upstream correspondent banks are participants in the FDIC’s Temporary Liquidity Guarantee Program; as a result, the cash maintained in non-interest bearing deposits at these insured institutions were fully insured. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.
In an arrangement with Goldman, Sachs and Company (Goldman Sachs), certain subsidiary banks offer a cash management program for select customers. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund distributed by Goldman Sachs. At December 31, 2008 and 2007, the Company had $27,919,579 and $47,133,788, respectively of customer funds invested in this cash management program.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 18. Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2008
	March	June	September	December
	2008	2008	2008	2008

Total interest income	$21,261,199	$21,000,568	$21,541,068	$21,664,127
Total interest expense	11,124,682	9,808,829	9,800,026	9,790,399

Net interest income	10,136,517	11,191,739	11,741,042	11,873,728
Provision for loan/lease losses	984,240	1,355,343	2,154,061	4,728,026
Noninterest income	3,414,134	3,653,978	3,311,209	3,231,792
Noninterest expense	10,068,636	10,487,588	10,576,283	11,201,182

Income (loss) from continuing operations before taxes and minority interest	2,497,775	3,002,786	2,321,907	(823,688)
Federal and state income tax expense (benefit)	668,022	873,178	613,372	(418,855)
Minority interest in income (loss) of consolidated subsidiary	140,392	128,435	93,386	(73,777)

Income (loss) from continuing operations	1,689,361	2,001,173	1,615,149	(331,056)
Income (loss) from discontinued operations, net of taxes	(1,002,917)	(228,884)	2,690,333	275,699

Net income (loss)	$686,444	$1,772,289	$4,305,482	$(55,357)

Basic earnings per common share:
Income (loss) from continuing operations	0.27	0.34	0.25	(0.17)
Income (loss) from discontinued operations	(0.22)	(0.05)	0.58	0.06

Net income (loss)	$0.05	$0.29	$0.83	$(0.11)

Diluted earnings per common share:
Income (loss) from continuing operations	0.27	0.34	0.25	(0.17)
Income (loss) from discontinued operations	(0.22)	(0.05)	0.58	0.06

Net income (loss)	$0.05	$0.29	$0.83	$(0.11)

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 18. Quarterly Results of Operations (Unaudited) (Continued)

	Year Ended December 31, 2007
	March	June	September	December
	2007	2007	2007	2007

Total interest income	$19,594,199	$20,512,818	$21,422,251	$21,610,778
Total interest expense	11,414,994	12,020,305	12,429,483	12,274,176

Net interest income	8,179,205	8,492,513	8,992,768	9,336,602
Provision for loan/lease losses	363,457	763,535	956,967	251,559
Noninterest income	2,887,179	3,317,094	3,548,572	3,097,057
Noninterest expense	8,498,102	8,756,590	9,091,930	9,387,353

Income from continuning operations before taxes and minority interest	2,204,825	2,289,482	2,492,443	2,794,747
Federal and state income taxes	621,391	665,367	744,434	862,229
Minoirtiy interest in income of consolidated subsidiary	90,942	142,947	17,046	136,856

Income from continuing operations	1,492,492	1,481,168	1,730,963	1,795,662
Income (loss) from discontinued operations, net of taxes	(229,806)	(170,563)	(137,154)	(185,285)

Net income	$1,262,686	$1,310,605	$1,593,809	$1,610,377

Basic earnings per common share:
Income from continuing operations	0.27	0.27	0.32	0.33
Income (loss) from discontinued operations	(0.05)	(0.04)	(0.03)	(0.04)

Net income	$0.22	$0.23	$0.29	$0.29

Diluted earnings per common share:
Income from continuing operations	0.27	0.27	0.32	0.33
Income (loss) from discontinued operations	(0.05)	(0.04)	(0.03)	(0.04)

Net income	$0.22	$0.23	$0.29	$0.29

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 19. Parent Company Only Financial Statements
The following is condensed financial information of QCR Holdings, Inc. (parent company only):
Condensed Balance Sheets
December 31, 2008 and 2007

	2008	2007

Assets

Cash and due from banks	$1,485,858	$1,390,032
Interest-bearing deposits at financial institutions	179,061	170,145
Securities available for sale, at fair value	773,347	1,229,708
Investment in bank subsidiaries related to continuing operations	130,718,800	113,316,907
Investment in bank subsidiaries related to discontinued operations, held for sale	—	9,161,149
Investment in nonbank subsidiaries	1,692,491	1,639,236
Other assets	3,377,046	4,865,810

Total assets	$138,226,603	$131,772,987

Liabilities and Stockholders’ Equity

Liabilities:
Other borrowings	$5,000,000	$7,000,000
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	6,504,730	2,622,195

Total liabilities	47,589,730	45,707,195

Stockholders’ Equity:
Preferred stock	568	568
Common stock	4,630,883	4,597,744
Additional paid-in capital	43,090,268	42,317,374
Retained earnings	40,893,304	36,338,566
Accumulated other comprehensive income	3,628,360	2,811,540
Treasury stock	(1,606,510)	—

Total stockholders’ equity	90,636,873	86,065,792

Total liabilities and stockholders’ equity	$138,226,603	$131,772,987

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 19. Parent Company Only Financial Statements (Continued)
Condensed Statements of Income
Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006

Total interest income	$151,742	$218,795	$126,990
Securities gains, net	199,500	—	—
Equity in net income of bank subsidiaries related to continuing operations	9,323,385	9,892,911	5,521,908
Equity in net income (loss) of nonbank subsidiaries related to continuing operations	116,479	(48,757)	125,023
Equity in net income (loss) of subsidiaries related to discontinued operations	1,734,231	(722,808)	244,941
Other	2,098,260	516,693	244,503

Total income	13,623,597	9,856,834	6,263,365

Interest expense	2,703,617	3,347,664	3,038,143
Salaries and employee benefits related to continuing operations	3,527,004	1,417,738	1,264,543
Salaries and employee benefits related to discontinued operations*	1,280,449	—	—
Professional and data processing fees related to continuing operations	1,113,615	677,874	388,136
Professional and data processing fees related to discontinued operations	224,887	—	—
Other	505,608	433,934	446,057

Total expenses	9,355,180	5,877,210	5,136,879

Income before income tax benefit	4,268,417	3,979,624	1,126,486

Income tax benefit	2,440,441	1,797,853	1,675,719

Net income	$6,708,858	$5,777,477	$2,802,205

*	Consisted entirely of severance payments related to the sale of First Wisconsin Bank & Trust.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 19. Parent Company Only Financial Statements (Continued)
Condensed Statements of Cash Flows
Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$6,708,858	$5,777,477	$2,802,205
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Distributions in excess of (less than) earnings of:
Bank subsidiaries	1,673,041	2,094,503	(3,621,909)
Nonbank subsidiaries	(62,744)	69,656	(35,841)
Depreciation	2,753	2,633	2,500
Gain on sale of other assets	—	(435,791)	—
Gain on sale of First Wisconsin Bank & Trust	(494,664)	—	—
Investment securities gains, net	(199,500)	—	—
Stock-based compensation expense	475,120	343,796	285,351
(Increase) decrease in accrued interest receivable	35,787	142,974	(103,172)
(Increase) decrease in other assets	1,601,300	(3,314,476)	(243,954)
Increase in other liabilities	2,523,615	912,670	101,394

Net cash (used in) provided by operating activities	12,263,566	5,593,442	(813,426)

Cash Flows from Investing Activities:
Net increase in interest-bearing deposits at financial institutions	(8,916)	(11,226)	(63,192)
Purchase of securities available for sale	(16,939)	(24,857)	(13,675)
Proceeds from sale of securities	285,000	—	50,000
Proceeds from sale of other assets	—	500,000	—
Proceeds from sale of First Wisconsin Bank & Trust, net	13,324,553	—	—
Capital infusion, bank subsidiaries	(20,500,000)	(15,750,000)	(14,100,000)
Capital infusion, nonbank subsidiaries	—	—	(910,000)
Purchase of premises and equipment	(971)	(1,200)	—

Net cash used in investing activities	(6,917,273)	(15,287,283)	(15,036,867)

Cash Flows from Financing Activities:
Net increase (decrease) in other borrowings	(2,000,000)	3,500,000	(7,000,000)
Proceeds from issuance of junior subordinated debentures	—	—	10,310,000
Tax benefit of nonqualified stock options exercised	1,611	22,370	37,795
Payment of cash dividends on common and preferred stock	(1,974,870)	(1,334,012)	(363,143)
Proceeds from issuance of preferred stock, net	—	7,273,579	12,884,414
Proceeds from issuance of common stock, net	329,302	421,533	339,370
Purchase of treasury stock	(1,606,510)	—	—

Net cash (used in) provided by financing activities	(5,250,467)	9,883,470	16,208,436

Net increase in cash and due from banks	95,826	189,629	358,143

Cash and due from banks:
Beginning	1,390,032	1,200,403	842,260

Ending	$1,485,858	$1,390,032	$1,200,403

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 20. Fair Value of Financial Instruments
FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments for which it is practicable to estimate that value. Fair value is determined under the framework established by SFAS No. 157 (see Note 1 and Note 22). Some financial instruments and all nonfinancial instruments are excluded from the disclosures. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
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
Federal Home Loan Bank advances: The fair value of these instruments is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Other borrowings: The fair value for the wholesale repurchase agreements is estimated using rates currently available for debt with similar terms and remaining maturities. The fair value for variable rate other borrowings is equal to its carrying value.
Junior subordinated debentures: It is not practicable to estimate the fair value of the Company’s junior subordinated debentures as instruments with similar terms are not readily available in the market place.
Commitments to extend credit: The fair value of these commitments is not material.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 20. Fair Value of Financial Instruments (Continued)
The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2008 and 2007 are presented as follows:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and due from banks	$33,464,074	$33,464,074	$40,490,000	$40,490,000
Federal funds sold	20,695,898	20,695,898	7,985,000	7,985,000
Interest-bearing deposits at financial institutions	2,113,904	2,113,904	5,096,048	5,096,048
Investment securities:
Held to maturity	350,000	350,000	350,000	349,722
Available for sale	255,726,415	255,726,415	220,207,243	220,207,243
Loans/leases receivable, net	1,196,880,462	1,189,382,000	1,045,672,603	1,046,974,000
Accrued interest receivable	7,835,835	7,835,835	7,585,690	7,585,690
Assets related to discontinued operations, held for sale	—	—	64,270,834	64,385,167
Deposits	1,058,958,598	1,067,480,000	884,005,259	886,538,000
Short-term borrowings	101,456,950	101,456,950	170,204,021	170,204,021
Federal Home Loan Bank advances	218,695,000	235,309,000	168,815,006	174,912,000
Other borrowings	75,582,634	78,472,000	47,690,122	48,550,000
Accrued interest payable	4,539,122	4,539,122	4,541,740	4,541,740
Liabilities related to discontinued operations, held for sale	—	—	58,646,589	58,851,630
Note 21. Business Segment Information
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
First Wisconsin Bank & Trust is accounted for as discontinued bank operations and has been properly excluded where appropriate. First Wisconsin Bank & Trust’s assets held for sale are reported in the “All Other” segment.
The Company’s Credit Card Processing segment represents the continuing operations of Bancard. Bancard provides credit card processing for cardholders of the Company’s three subsidiary banks and agent banks.
As previously noted, Bancard sold its merchant credit card acquiring business and the Company has accounted for it as discontinued operations. The related financial information has been properly excluded.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 21. Business Segment Information (Continued)
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
Selected financial information on the Company’s business segments, with all intercompany accounts and transactions eliminated, is presented as follows for the years ended December 31, 2008, 2007, and 2006:

	Commercial Banking
	Quad Bank	Cedar Rapids	Rockford	Credit Card	Trust		Intercompany	Consolidated
	& Trust	Bank & Trust	Bank & Trust	Processing	Management	All other	Eliminations	Total

Twelve Months Ended December 31, 2008
Total Revenue	$59,490,093	$27,342,969	$12,002,908	$987,769	$3,333,812	$2,558,859	$(6,638,335)	$99,078,075
Net Interest Income	29,262,931	13,292,023	5,061,770	464,426	—	(4,370,682)	1,232,558	44,943,026
Income from Continuing Operations	7,484,411	3,045,421	(1,606,051)	45,090	738,296	(4,255,358)	(477,182)	4,974,627
Total Assets	908,594,141	468,306,140	228,014,920	927,894	—	9,995,192	(10,209,273)	1,605,629,014
Allowance for Loan/Lease Losses	9,124,698	4,968,974	3,715,498	—	—	—	—	17,809,170
Goodwill and Intangible Assets	3,308,368	—	—	—	—	—	—	3,308,368

Twelve Months Ended December 31, 2007
Total Revenue	$58,138,479	$25,112,511	$8,434,430	$746,725	$3,672,501	$793,072	$(907,770)	$95,989,948
Net Interest Income	25,308,208	10,129,436	3,003,697	484,812	—	(5,246,024)	1,320,959	35,001,088
Income from Continuing Operations	7,485,756	2,359,902	(849,961)	(127,180)	1,040,967	(2,993,790)	(415,409)	6,500,285
Total Assets	860,707,797	383,953,801	157,816,671	1,069,831	—	82,620,688	(9,604,446)	1,476,564,342
Allowance for Loan/Lease Losses	5,963,158	3,801,472	1,550,623	—	—	—	—	11,315,253
Goodwill and Intangible Assets	3,222,688	—	—	—	—	—	—	3,222,688

Twelve Months Ended December 31, 2006
Total Revenue	$50,754,327	$20,535,062	$5,015,189	$963,360	$3,049,440	$390,404	$(906,275)	$79,801,507
Net Interest Income	22,418,974	8,820,525	1,728,918	445,954	—	(3,072,699)	(445,980)	29,895,692
Income from Continuing Operations	5,588,203	1,634,451	(2,404,317)	50,588	703,570	(2,895,349)	(119,882)	2,557,264
Total Assets	826,583,341	342,574,303	107,234,480	1,311,990	—	10,133,185	(16,162,343)	1,271,674,956
Allowance for Loan/Lease Losses	6,472,445	3,227,010	912,627	—	—	—	—	10,612,082
Goodwill and Intangible Assets	3,222,688	—	—	—	—	—	—	3,222,688
Note 22. Fair Value Measurements
On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. There was no impact on the consolidated financial statements of the Company as a result of this adoption.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 22. Fair Value Measurements (Continued)
SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. It also establishes a hierarchy for determining fair value measurement. The hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:
•	Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;

•
Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement
Assets measured at fair value on a recurring basis comprise the following at December 31, 2008:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$255,726	$216	$255,510	$—

A small portion of the securities available for sale portfolio consists of common stocks issued by various unrelated bank holding companies and mutual funds. The fair values used by the Company are obtained from an independent pricing service, which represent quoted market prices for the identical securities (Level 1 inputs).
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
Certain financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis were not significant at December 31, 2008.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 23. Subsequent Event
On February 13, 2009, the Company issued 38,237 shares of Series D Preferred Stock to the U.S. Department of the Treasury (“Treasury”) for an aggregate purchase price of $38,237,000. The sale of Series D Preferred Stock is a result of the Company’s participation in Treasury’s voluntary Capital Purchase Program (“CPP”). This sale also includes the issuance of a warrant (“Warrant”) that allows Treasury to purchase up to 521,888 shares of common stock at an exercise price of $10.99.
The Series D Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series D Preferred Stock may be redeemed by the Company at any time, provided that the Company redeems at least 25 percent of the aggregate issue price of the Series D Preferred Stock. Any redemption of the Series D Preferred Stock will be at the per share liquidation amount of $1,000 per share, plus any accrued and unpaid dividends.
Prior to the third anniversary of Treasury’s purchase of the Series D Preferred Stock, unless the Series D Preferred Stock has been redeemed or Treasury has transferred all of the Series D Preferred Stock to one or more third parties, the consent of Treasury will be required for the Company to: (i) increase the dividend paid on its Common Stock; or (ii) repurchase its Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice. The Series D Preferred Stock will be non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series D Preferred Stock.
The Warrant has a ten-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.99 per share of the Common Stock.
The Series D Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the request of Treasury at any time, the Company has agreed to promptly enter into a deposit arrangement pursuant to which the Series D Preferred Stock may be deposited and depositary shares representing fractional shares of Series D Preferred Stock, may be issued. The Company has agreed to register the Warrant and the shares of Common Stock underlying the Warrant. Additionally, the Company has also agreed to register the shares of Series D Preferred Stock upon the written request of Treasury.
Treasury has the ability to unilaterally amend the CPP documents at any time to comply with changes in the law, and as a result, the terms of the CPP could change.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2008. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.
McGladrey & Pullen, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008, which is included on the following page of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
QCR Holdings, Inc.
We have audited QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QCR Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, QCR Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of QCR Holdings, Inc. and subsidiaries and our report dated March 6, 2009 expressed an unqualified opinion.
/s/ McGladrey & Pullen, LLP
Davenport, Iowa
March 6, 2009
McGladrey & Pullen, LLP is a member firm of RSM International —
an affiliation of separate and independent legal entities.

Changes in Internal Control over Financial Reporting. During 2005, the Company underwent a comprehensive effort to ensure compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Continuing enhancements to the Company’s control environment were made during 2008 as part of the Company’s ongoing efforts to improve internal control over financial reporting. There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this report that have materially effected, or are reasonably likely to affect the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is set forth in the Company’s 2009 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item is set forth under the caption “Executive Compensation” in the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s 2009 Proxy Statement and is incorporated herein by reference, or is presented below.
Equity Compensation Plan Information
The table below sets forth the following information as of December 31, 2008 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:
(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average exercise	future issuance under
	exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	414,286	$15.29	260,185	(1)

Equity compensation plans not approved by stockholders	—	—	—

Total	414,286	$15.29	260,185	(1)

(1)	Includes 57,139 shares available under the QCR Holdings, Inc. Employee Stock Purchase Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners,” “Corporate Governance and the Board of Directors,” and “Transactions with Management and Directors” in the Company’s 2009 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm” in the 2009 Proxy statement and is incorporated herein by reference.
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

(a) 3. Exhibits
The following exhibits are either filed as a part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit Number.	Exhibit Description

3.1	Certificate of Incorporation of QCR Holdings, Inc., as amended.

3.2	Bylaws of QCR Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated December 20, 2007).

4.1	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series D (incorporated herein by reference to Exhibit 4.1 of Registrant’s Form 8-K dated February 13, 2009).

4.2	Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.2 of Registrant’s Form 8-K dated February 13, 2009).

10.1
Employment Agreement between QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated January 1, 2004 (incorporated herein by reference to Exhibit 10.2 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.2
Lease Agreement between Quad City Bank and Trust Company and 56 Utica L.L.C. (incorporated herein by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended June 30, 2000).

10.3
Employment Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated January 1, 2004 (incorporated herein by reference to Exhibit 10.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.4
Employment Agreement between QCR Holdings, Inc. and Todd A. Gipple dated January 1, 2004 (incorporated herein by reference to Exhibit 10.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.5	QCR Holdings, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 of Registrant’s Form S-8, file No. 333-101356 dated November 20, 2002).

10.6	Dividend Reinvestment Plan of QCR Holdings, Inc. (incorporated herein by reference to Exhibit 99.1 of Registrant’s Form S-3D, File No. 333-102699 dated January 24, 2003).

10.7
Indenture by and between QCR Holdings, Inc. / QCR Holdings Statutory Trust II and U.S. Bank National Association, as debenture and institutional trustee, dated February 18, 2004 (incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004).

10.8
Indenture by and between QCR Holdings, Inc. / QCR Holdings Statutory Trust III and U.S. Bank National Association, as debenture and institutional trustee, dated February 18, 2004 (incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2004).

10.9
Lease Agreement between Quad City Bank and Trust Company and 127 North Wyman Development, L.L.C. dated November 3, 2004 (incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

Exhibit Number.	Exhibit Description

10.10	2004 Stock Incentive Plan of QCR Holdings, Inc. (incorporated herein by reference to Exhibit B of Registrant’s Form Pre 14A, filed March 5, 2004, File No. 000-22208).

10.11	QCR Holdings, Inc. 2008 Equity Incentive Plan (incorporated herein by reference to Appendix A to QCR Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A dated March 25, 2008).

10.12
Indenture by and between QCR Holdings, Inc./QCR Holdings Statutory Trust IV and Wells Fargo Bank, National Association, as debenture and institutional trustee, dated May 4, 2005 (incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.13
Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht dated August 26, 2005 (incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.14
Indenture by and between QCR Holdings, Inc./QCR Holdings Statutory Trust V and Wells Fargo Bank, National Association, as debenture and institutional trustee, dated February 24, 2006 (incorporated herein by reference to Exhibit 10.27 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 2005).

10.15
Employment Agreement by and between QCR Holdings, Inc., Quad City Bank and Trust Company and Michael A. Bauer, as amended and restated December 14, 2006 (incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 2006).

10.16
Letter Agreement, dated February 13, 2009, by and between QCR Holdings, Inc., and the United States Department of the Treasury, which includes the Securities Purchase Agreement — Standard Terms attached as Exhibit A thereto, with respect to the issuance and sale of Fixed Rate Cumulative Perpetual Preferred Stock, Series D, and the Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K dated February 13, 2009).

10.17	Form of Waiver, executed by each of the Company’s senior executive officers (incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K dated February 13, 2009).

10.18
Form of Omnibus Amendment, executed by the Company and each of the Company’s senior executive officers (incorporated herein by reference to Exhibit 10.3 of Registrant’s Form 8-K dated February 13, 2009).

10.19	First Amendment to the Employment Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 27, 2008.

10.20	First Amendment to the Employment Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 30, 2008.

10.21	First Amendment to the Employment Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 30, 2008.

10.22	Executive Deferred Compensation Plan of QCR Holdings, Inc.

Exhibit Number.	Exhibit Description

10.23	Executive Deferred Compensation Plan Participation Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated October 24, 2008.

10.24	Executive Deferred Compensation Plan Participation Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated October 24, 2008.

10.25	Executive Deferred Compensation Plan Participation Agreement between QCR Holdings, Inc. and Todd A. Gipple dated October 24, 2008.

10.26	Executive Deferred Compensation Plan Participation Agreement between Quad City Bank and Trust Company and Michael A. Bauer dated December 31, 2008.

10.27	Amended and Restated Non-Qualified Supplemental Executive Retirement Plan of QCR Holdings, Inc.

10.28	Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 31, 2008.

10.29	Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 31, 2008.

10.30	Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 31, 2008.

10.31	Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Michael A. Bauer dated December 31, 2008.

10.32	2005 Deferred Income Plan of QCR Holdings, as amended and restated on October 23, 2008.

21.1	Subsidiaries of QCR Holdings, Inc. (exhibit is being filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm — McGladrey & Pullen, LLP (exhibit is being filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.
Dated: March 6, 2009	By:	/s/ Douglas M. Hultquist
Douglas M. Hultquist
President and Chief Executive Officer

Dated: March 6, 2009	By:	/s/ Todd A. Gipple
Todd A. Gipple
Executive Vice President, Chief Operating Officer, and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Brownson James J. Brownson	Chairman of the Board of Directors	March 6, 2009

/s/ Douglas M. Hultquist Douglas M. Hultquist	President, Chief Executive Officer and Director	March 6, 2009

/s/ Michael A. Bauer	Director	March 6, 2009
Michael A. Bauer

/s/ Larry J. Helling	Director	March 6, 2009
Larry J. Helling

/s/ Mark C. Kilmer	Director	March 6, 2009
Mark C. Kilmer

/s/ John K. Lawson	Director	March 6, 2009
John K. Lawson

/s/ Charles M. Peters	Director	March 6, 2009
Charles M. Peters

/s/ Ronald G. Peterson	Director	March 6, 2009
Ronald G. Peterson

/s/ John A. Rife	Director	March 6, 2009
John A. Rife

/s/ John D. Whitcher	Director	March 6, 2009
John D. Whitcher

/s/ Marie Z. Ziegler	Director	March 6, 2009
Marie Z. Ziegler

APPENDIX A
SUPERVISION AND REGULATION
General
Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Iowa Superintendent of Banking (the “Iowa Superintendent”), the State of Illinois Department of Financial and Professional Regulation (the “Illinois DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.
Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Banks, rather than shareholders. In addition to this generally applicable regulatory framework, recent turmoil in the credit markets prompted the enactment of unprecedented legislation that has allowed the U.S. Treasury to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the U.S. Treasury Department invests.
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
The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.
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
Federal law also prohibits any person or company from acquiring “control” of an FDIC- insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

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
The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2008, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.
Emergency Economic Stabilization Act of 2008. Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country. Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. In addition, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.
In response to the crises affecting the U.S. banking system and financial markets and to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorizes the Secretary of the United States Department of Treasury (“Treasury”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA will be required to adopt Treasury’s standards for executive compensation, as they are modified and amended from time to time by Congress, and corporate governance.

The TARP Capital Purchase Program. On October 14, 2008, Treasury announced that it will provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocates $250 billion from the $700 billion authorized by the EESA to Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”). Under the program, eligible institutions are able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. The CPP Preferred Stock will generally be non-voting and will pay dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum. In conjunction with the purchase of the CPP Preferred Stock, the Treasury will receive warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions will be required to adopt Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds equity issued under the CPP.
Pursuant to the CPP, on February 13, 2009, The Company entered into a Letter Agreement with Treasury, pursuant to which the Company issued (i) 38,237 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D and (ii) a warrant to purchase 521,888 shares of the Company’s common stock for an aggregate purchase price of $38.237 million in cash. The Company also expects that its federal regulators and the Treasury will maintain significant oversight over the Company as a participating institution, to evaluate how it uses the capital provided and to ensure that it strengthens its efforts to help its borrowers avoid foreclosure, which is one of the core aspects of the EESA.
Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”), which allow the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. The terms of the CPP Preferred Stock provide that no dividends on any common or preferred stock that ranks equal to or junior to the CPP Preferred Stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the CPP Preferred Stock have been fully paid.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.
The Banks
Quad City Bank and Trust Company (“Quad City Bank & Trust”) and Cedar Rapids Bank and Trust Company (“Cedar Rapids Bank & Trust”) are chartered under Iowa law (collectively, the “Iowa Banks”) and Rockford Bank and Trust Company (“Rockford Bank & Trust”) is chartered under Illinois law (collectively, the “Banks”). The deposit accounts of the Banks are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations. The Banks are also members of the Federal Reserve System (“member banks”).
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
Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.12% to 0.50% of total deposits for the first quarter 2009 assessment period only (subject to the application of assessment credits, if any, issued by the FDIC in 2008). Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78% of total deposits, depending on an institution’s risk classification, its levels of unsecured debt and secured liabilities, and, in certain cases, its level of brokered deposits. In addition, under an interim rule, the FDIC plans to impose an emergency special assessment on insured depository institutions on June 30, 2009. The emergency special assessment will be an amount equal to 0.20% of total deposits as of June 30, 2009, and will be collected on September 30, 2009. The interim rule also authorizes the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 0.10% of total deposits, whenever the FDIC estimates that the reserve ratio of the deposit insurance fund will fall to a level that the FDIC believes would adversely affect public confidence in federal deposit insurance or to a level that will be close to zero or negative at the end of a calendar quarter.

FDIC Temporary Liquidity Guarantee Program. In connection with the recently enacted EESA and in conjunction with the Treasury’s actions to address the current credit and liquidity crisis in financial markets, the FDIC announced the Temporary Liquidity Guarantee Program, which will temporarily provide to participating institutions unlimited deposit insurance coverage for non-interest bearing transaction accounts maintained at FDIC insured institutions (the “transaction account guarantee program”), and provide a limited guarantee on certain newly-issued senior unsecured debt (the “debt guarantee program”). For an initial 30-day period, all eligible financial institutions were automatically covered under this program without incurring any fees. Institutions that did not opt out by December 5, 2008, will be subject to the following potential assessments for participation: (i) for the debt guarantee program, between 50 and 100 basis points per annum for eligible senior unsecured debt (depending on the maturity date) issued between October 14, 2008 and June 30, 2009; and (ii) for the transaction account guarantee program, 10 basis points per annum on amounts in excess of $250,000 in non-interest bearing transaction accounts from November 13, 2008 through and including December 31, 2009. The Banks decided to continue to participate in these programs and did not opt out. As a result, the Banks expect to incur fees associated with the programs.
FICO Assessments. The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2008, the FICO assessment rate was approximately 0.01% of deposits.
Supervisory Assessments. Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. The amount of the assessment payable by each Bank is calculated on the basis of that Bank’s total assets. During the year ended December 31, 2008, the Iowa Banks paid supervisory assessments to the Iowa Superintendent totaling $140 thousand and Rockford Bank & Trust paid supervisory assessments to the Illinois DFPR totaling $38 thousand. In addition, during the year ended December 31, 2008, the Company’s Wisconsin bank subsidiary, First Wisconsin Bank and Trust Company, which was sold by the Company in 2008, paid supervisory assessments to its chartering authority, the Wisconsin Department of Financial Institutions, totaling $3 thousand.
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
As of December 31, 2008: (i) none of the Banks was subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Banks exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) each of the Banks was “well-capitalized,” as defined by Federal Reserve regulations.
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
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2008. As of December 31, 2008, approximately $7.4 million would have been available to be paid as dividends by the Banks. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Banks if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.
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

Branching Authority. The Iowa Banks have the authority under Iowa law to establish branches anywhere in the State of Iowa, subject to receipt of all required regulatory approvals. In 1997, the Company formed a de novo Illinois bank that was merged into Quad City Bank & Trust, resulting in the Quad City Bank & Trust establishing a branch office in Illinois. Under Illinois law, Quad City Bank & Trust may continue to establish offices in Illinois to the same extent permitted for an Illinois bank (subject to certain conditions, including certain regulatory notice requirements). Similarly, Rockford Bank & Trust has the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.
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
Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.4 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.4 million, the reserve requirement is $1.023 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.4 million. The first $10.3 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Banks are in compliance with the foregoing requirements.

Appendix B
GUIDE 3 INFORMATION
The following tables and schedules show selected comparative financial information required by the Securities and Exchange Commission Securities Act Guide 3, regarding the business of QCR Holdings, Inc. (the “Company”) for the periods shown.
I. Distribution of Assets, Liabilities and Stockholders Equity; Interest Rates and Interest Differential
A. and B. Consolidated Average Balance Sheets and Analysis of Net Interest Earnings.
The information requested is disclosed in Management’s Discussion and Analysis section of the the Company’s Form 10-K for the fiscal year ended December 31, 2008
C. Analysis of Changes of Interest Income/Interest Expense
The information requested is disclosed in Management’s Discussion and Analysis section of the the Company’s Form 10-K for the fiscal year ended December 31, 2008

II. Investment Portfolio.
A. Investment Securities
The following tables present the amortized cost and fair value of investment securities as of December 31, 2008, 2007 and 2006.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
		(Dollars in Thousands)

December 31, 2008

Securities held to maturity:
Other bonds	$350	$—	$—	$350

Totals	$350	$—	$—	$350

Securities available for sale:
U.S. Treasury securities	$4,318	$71	$—	$4,389
U.S. gov’t. sponsored agency securities	220,560	5,773	(90)	226,243
Mortgage-backed securities	803	6	(1)	808
Municipal securities	23,259	308	(219)	23,348
Trust preferred securities	200	—	(35)	165
Other securities	1,133	18	(378)	773

Totals	$250,273	$6,176	$(723)	$255,726

December 31, 2007

Securities held to maturity:
Other bonds	$350	$—	$—	$350

Totals	$350	$—	$—	$350

Securities available for sale:
U.S. Treasury securities	$3,304	$59	$—	$3,363
U.S. gov’t. sponsored agency securities	182,680	3,718	(28)	186,370
Mortgage-backed securities	1,600	6	(8)	1,598
Municipal securities	25,119	490	(39)	25,570
Corporate securities	1,865	12	—	1,877
Trust preferred securities	200	—	—	200
Other securities	1,201	64	(36)	1,229

Totals	$215,969	$4,349	$(111)	$220,207

December 31, 2006

Securities held to maturity:
Other bonds	$350	$8	$—	$358

Totals	$350	$8	$—	$358

Securities available for sale:
U.S. Treasury securities	$2,107	$4	$—	$2,111
U.S. gov’t. sponsored agency securities	157,623	199	(843)	156,979
Mortgage-backed securities	2,084	—	(52)	2,032
Municipal securities	28,584	372	(79)	28,877
Corporate securities	2,367	28	—	2,395
Trust preferred securities	450	11	—	461
Other securities	1,176	400	(7)	1,569

Totals	$194,391	$1,014	$(981)	$194,424

B. Investment Securities, Maturities, and Yields
The following table presents the maturity of securities held on December 31, 2008 and the weighted average stated coupon rates by range of maturity:

		Weighted
	Amortized	Average
	Cost	Yield
	(Dollars in Thousands)
U.S. Treasury securities:
Within 1 year	4,318	4.33%

Total	$4,318	4.33%

U.S. Gov’t. Sponsored Agency securities:
Within 1 year	$10,000	4.62%
After 1 but within 5 years	69,119	4.34%
After 5 but within 10 years	91,223	5.39%
After 10 years	50,218	5.59%

Total	$220,560	5.07%

Mortgage-backed securities:
Within 1 year	$5	5.00%
After 1 but within 5 years	798	4.81%

Total	$803	4.81%

Municipal securities:
Within 1 year	$1,456	5.35%
After 1 but within 5 years	6,034	4.78%
After 5 but within 10 years	7,022	4.22%
After 10 years	8,747	4.27%

Total	$23,259	4.45%

Trust preferred securities:
After 10 years	$200	7.80%

Other bonds:
After 1 but within 5 years	300	5.48%
After 5 but within 10 years	50	5.43%

Total	$350	5.47%

Other securities with no maturity or stated face rate	$1,133

III. Loan/Lease Portfolio.
A. Types of Loans/Leases
The composition of the loan/lease portfolio is presented as follows:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Real estate loans held for sale — residential mortgage	$7,377	$6,508	$6,187	$2,632	$3,499

Real estate loans — residential mortgage	69,466	68,281	68,913	54,125	52,423
Real estate loans — construction	2,385	8,539	6,534	2,811	3,608
Commercial loans	436,699	353,401	396,599	323,732	286,419
Commercial real estate loans	529,087	472,284	350,339	269,730	246,098
Direct financing leases	79,408	67,224	52,628	34,911	—
Installment and other consumer loans	88,540	79,220	78,058	67,090	55,736

Total loans/leases	$1,212,962	$1,055,457	$959,258	$755,031	$647,783

Deferred loan/lease origination costs, net of fees	1,727	1,531	1,489	1,223	568
Less allowance for estimated losses on loans/leases	(17,809)	(11,315)	(10,612)	(8,884)	(9,262)

Net loans/leases	$1,196,880	$1,045,673	$950,135	$747,370	$639,089

III. Loan/Lease Portfolio.
B. Maturities and Sensitivities of Loans/Leases to Changes in Interest Rates

				Maturities After One Year
	Due in one	Due after one	Due after	Predetermined	Adjustable
At December 31, 2008	year or less	through 5 years	5 years	interest rates	interest rates
	(Dollars in Thousands)

Real estate loans held for sale — residential mortgage	$—	$—	$7,377	$7,377	$—

Real estate loans — residential mortgage	439	217	68,810	16,070	52,957
Real estate loans — construction	2,385	—	—	—	—
Commercial loans	183,254	194,000	59,445	183,335	70,110
Commercial real estate loans	107,339	320,115	101,633	366,596	55,152
Direct financing leases	4,136	62,761	12,511	75,272	—
Installment and other consumer loans	32,457	46,451	9,632	35,313	20,770

Total loans/leases	$330,010	$623,544	$259,408	$683,963	$198,989

				Maturities After One Year
	Due in one	Due after one	Due after	Predetermined	Adjustable
At December 31, 2007	year or less	through 5 years	5 years	interest rates	interest rates
	(Dollars in Thousands)

Real estate loans held for sale — residential mortgage	$—	$—	$6,508	$6,508	$—

Real estate loans — residential mortgage	2,413	331	65,537	14,452	51,416
Real estate loans — construction	8,540	—	—	—	—
Commercial loans	140,072	162,188	51,141	159,875	53,454
Commercial real estate loans	132,961	231,085	108,238	289,835	49,488
Direct financing leases	2,723	48,965	15,535	64,500	—
Installment and other consumer loans	28,116	44,583	6,521	34,289	16,815

Total loans/leases	$314,825	$487,152	$253,480	$569,459	$171,173

III. Loan/Lease Portfolio.
C. Risk Elements
1. Nonaccrual, Past Due and Restructured Loans/Leases
The following tables represent Nonaccrual, Past Due, Renegotiated Loans/Leases, and other Real Estate Owned:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Loans/leases accounted for on nonaccrual basis	$19,711	$6,488	$6,538	$2,579	$7,608
Accruing loans/leases past due 90 days or more	222	500	755	604	1,133
Other real estate owned	3,857	496	93	545	1,925
Troubled debt restructurings	—	—	—	—	—

Totals	$23,790	$7,484	$7,386	$3,728	$10,666

The policy of the Company is to place a loan/lease on nonaccrual status if: (a) payment in full of interest or principal is not expected; or (b) principal or interest has been in default for a period of 90 days or more unless the obligation is both in the process of collection and well secured. A loan/lease is well secured if it is secured by collateral with sufficient market value to repay principal and all accrued interest. A debt is in the process of collection if collection of the debt is proceeding in due course either through legal action, including judgment enforcement procedures, or in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in restoration to current status.
2. Potential Problem Loans/Leases. To management’s best knowledge, there are no such significant loans/leases that have not been disclosed in the above table.
3. Foreign Outstandings. None.
4. Loan/Lease Concentrations. As of December 31, 2008, there was a single concentration of loans/leases exceeding 10%, which is not otherwise disclosed in Item III. A. That concentration is Lessors of Non-Residential Buildings & Dwellings at 15.9%.
D. Other Interest-Bearing Assets
As of December 31, 2008, there are no interest-bearing assets required to be disclosed in this Appendix.

IV. Summary of Loan/Lease Loss Experience.
A. Analysis of the Allowance for Estimated Losses on Loans/Leases
The following tables summarize activity in the allowance for estimated losses on loans/leases of the Company:

	Years ended
	December 31,
	2008	2007	2006	2005	2004
		(Dollars in Thousands)
Average amount of loans/leases outstanding, before allowance for estimated losses on loans/leases	$1,124,255	$1,001,633	$855,872	$682,858	$587,450

Allowance for estimated losses on loans/leases:
Balance, beginning of fiscal period	$11,315	$10,612	$8,884	$9,262	$8,643
Charge-offs:
Commercial	(2,274)	(1,581)	(1,415)	(1,530)	(624)
Real Estate	(326)	(174)	(45)	(160)	(49)
Installment and other consumer	(1,085)	(469)	(460)	(356)	(292)

Subtotal charge-offs	(3,685)	(2,224)	(1,920)	(2,046)	(965)

Recoveries:
Commercial	733	327	262	245	137
Real Estate	81	173	52	25	—
Installment and other consumer	143	92	50	87	75

Subtotal recoveries	957	592	364	357	212

Net charge-offs	(2,728)	(1,632)	(1,556)	(1,689)	(753)
Provision charged to expense	9,222	2,335	3,284	877	1,372
Acquisition of M2 Lease Funds, LLC	—	—	—	434	—

Balance, end of fiscal year	$17,809	$11,315	$10,612	$8,884	$9,262

Ratio of net charge-offs to average loans/leases outstanding	0.24%	0.16%	0.18%	0.25%	0.13%

B. Allocation of the Allowance for Estimated Losses on Loans/Leases
The following tables present the allowance for the estimated losses on loans/leases by type of loans/leases and the percentage of loans/leases in each category to total loans/leases:

	As of
	December 31, 2008		December 31, 2007		December 31, 2006
		% of Loans/Leases		% of Loans/Leases		% of Loans/Leases
	Amount	to Total Loans/Leases	Amount	to Total Loans/Leases	Amount	to Total Loans/Leases
			(Dollars in Thousands)

Real estate loans held for sale — residential mortgage	$64	0.61%	$46	0.62%	$67	0.64%

Real estate loans — residential mortgage	605	5.73	472	6.47	356	7.18
Real estate loans — construction	21	0.20	62	0.81	40	0.68
Commercial loans	8,260	36.00	4,697	33.48	4,465	41.35
Commercial real estate loans	6,255	43.62	4,064	44.75	3,943	36.52
Direct financing leases	1,402	6.54	874	6.37	805	5.49
Installment and other consumer loans	1,195	7.30	1,090	7.51	920	8.14
Unallocated	7	NA	10	NA	16	NA

Total	$17,809	100.00%	$11,315	100.00%	$10,612	100.00%

	As of
	December 31, 2005		December 31, 2004
		% of Loans/Leases		% of Loans
	Amount	to Total Loans/Leases	Amount	to Total Loans
		(Dollars in Thousands)

Real estate loans held for sale — residential mortgage	$16	0.35%	$17	0.54%

Real estate loans — residential mortgage	250	7.17	205	8.09
Real estate loans — construction	12	0.37	21	0.56
Commercial loans	3,999	35.72	4,532	44.22
Commercial real estate loans	3,332	42.88	3,891	37.99
Direct financing leases	546	4.62	—	0.00
Installment and other consumer loans	725	8.89	591	8.60
Unallocated	4	NA	5	NA

Total	$8,884	100.00%	$9,262	100.00%

V. Deposits.
The average amount of and average rate paid for the categories of deposits for the years ended December 31, 2008, 2007, and 2006 are discussed in the consolidated average balance sheets and can be found in the Management’s Discussion and Analysis section of the Company’s Form 10-K for the fiscal year ended December 31, 2008.
Included in interest bearing deposits at December 31, 2008, were certificates of deposit totaling $347,631,421 that were $100,000 or greater. Maturities of these certificates were as follows:

December 31,
2008
(Dollars in Thousands)

One to three months	$146,230
Three to six months	62,125
Six to twelve months	61,706
Over twelve months	77,570

Total certificates of deposit greater than $100,000	$347,631

VI. Return on Equity and Assets.
The following tables present the return on assets and equity and the equity to assets ratio of the Company:

	Years ended
	December 31,
	2008	2007	2006
	(Dollars in Thousands)

Average total assets	$1,552,748	$1,351,482	$1,153,537
Average equity	87,952	75,018	57,763
Net income	6,709	5,777	2,802
Return on average assets	0.43%	0.43%	0.24%
Return on average common equity	9.90%	9.31%	5.02%
Return on average total equity	7.63%	7.70%	4.85%
Dividend payout ratio	7.48%	7.77%	14.04%
Average equity to average assets ratio	5.66%	5.55%	5.01%
VII. Short Term Borrowings.
The information requested is disclosed in Note 8 to the December 31, 2008 Consolidated Financial Statements.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of QCR Holdings, Inc., as amended.

10.19	First Amendment to the Employment Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 27, 2008.

10.20	First Amendment to the Employment Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 30, 2008.

10.21	First Amendment to the Employment Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 30, 2008.

10.22	Executive Deferred Compensation Plan of QCR Holdings, Inc.

10.23	Executive Deferred Compensation Plan Participation Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated October 24, 2008.

10.24	Executive Deferred Compensation Plan Participation Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated October 24, 2008.

10.25	Executive Deferred Compensation Plan Participation Agreement between QCR Holdings, Inc. and Todd A. Gipple dated October 24, 2008.

10.26	Executive Deferred Compensation Plan Participation Agreement between Quad City Bank and Trust Company and Michael A. Bauer dated December 31, 2008.

10.27	Amended and Restated Non-Qualified Supplemental Executive Retirement Plan of QCR Holdings, Inc.

10.28	Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 31, 2008.

10.29	Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 31, 2008.

10.30	Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 31, 2008.

10.31	Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Michael A. Bauer dated December 31, 2008.

10.32	2005 Deferred Income Plan of QCR Holdings, as amended and restated on October 23, 2008.

21.1	Subsidiaries of QCR Holdings, Inc. (exhibit is being filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm — McGladrey & Pullen, LLP (exhibit is being filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.