Form 10-Q
period 2009-03-31
QCR HOLDINGS INC
filed 2009-05-11
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 1, 2009, the Registrant had outstanding 4,541,895 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$24,651,875	$33,464,074
Federal funds sold	57,224,648	20,695,898
Interest-bearing deposits at financial institutions	36,663,190	2,113,904

Securities held to maturity, at amortized cost	350,000	350,000
Securities available for sale, at fair value	279,943,556	255,726,415

	280,293,556	256,076,415

Loans receivable held for sale	4,616,395	7,377,648
Loans/leases receivable held for investment	1,201,362,713	1,207,311,984

	1,205,979,108	1,214,689,632
Less: Allowance for estimated losses on loans/leases	(21,172,529)	(17,809,170)

	1,184,806,579	1,196,880,462

Premises and equipment, net	30,864,949	31,389,267
Goodwill	3,222,688	3,222,688
Accrued interest receivable	7,566,887	7,835,835
Bank-owned life insurance	27,741,791	27,450,751
Other assets	27,873,483	26,499,720

Total assets	$1,680,909,646	$1,605,629,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$144,832,325	$161,126,120
Interest-bearing	941,755,268	897,832,478

Total deposits	1,086,587,593	1,058,958,598

Short-term borrowings	122,177,416	101,456,950
Federal Home Loan Bank advances	210,995,000	218,695,000
Other borrowings	75,547,506	75,582,634
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	19,723,588	22,355,661

Total liabilities	1,551,116,103	1,513,133,843

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; shares authorized 250,000; March 2009 - 38,805 shares issued and outstanding, December 2008 - 568 shares issued and outstanding,	38,805	568
Common stock, $1 par value; shares authorized 10,000,000 March 2009 - 4,652,612 shares issued and 4,531,366 outstanding, December 2008 - 4,630,883 shares issued and 4,509,637 outstanding,	4,652,612	4,630,883
Additional paid-in capital	81,381,715	43,090,268
Retained earnings	40,531,523	40,893,304
Accumulated other comprehensive income	2,882,625	3,628,360
Noncontrolling interests	1,912,773	1,858,298

	131,400,053	94,101,681
Treasury Stock;	1,606,510	1,606,510

March 2009 - 121,246 common shares, at cost,
December 2008 - 121,246 common shares, at cost,
Total stockholders’ equity	129,793,543	92,495,171

Total liabilities and stockholders’ equity	$1,680,909,646	$1,605,629,014

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended March 31,

	2009	2008
Interest and dividend income:
Loans/leases, including fees	$18,076,055	$18,263,442
Securities:
Taxable	2,620,037	2,634,422
Nontaxable	252,413	243,877
Interest-bearing deposits at financial institutions	18,795	94,265
Federal funds sold	18,837	25,193

Total interest and dividend income	20,986,137	21,261,199

Interest expense:
Deposits	5,326,973	6,822,417
Short-term borrowings	165,721	1,159,317
Federal Home Loan Bank advances	2,260,646	1,941,800
Other borrowings	754,310	570,170
Junior subordinated debentures	518,436	630,978

Total interest expense	9,026,086	11,124,682

Net interest income	11,960,051	10,136,517

Provision for loan/lease losses	4,358,543	984,240

Net interest income after provision for loan/lease losses	7,601,508	9,152,277

Non-interest income:
Credit card issuing fees, net of processing costs	245,865	263,734
Trust department fees	718,115	921,261
Deposit service fees	826,974	716,492
Gains on sales of loans, net	411,911	339,854
Securities gains (losses), net	(14,355)	—
Earnings on bank-owned life insurance	291,040	267,004
Investment advisory and management fees, gross	351,045	414,644
Other	608,149	491,145

Total non-interest income	3,438,744	3,414,134

Non-interest expenses:
Salaries and employee benefits	6,764,610	6,252,862
Professional and data processing fees	1,153,489	1,131,009
Advertising and marketing	245,529	254,731
Occupancy and equipment expense	1,321,092	1,259,795
Stationery and supplies	131,110	120,423
Postage and telephone	227,765	249,151
Bank service charges	122,292	130,842
FDIC and other insurance	619,195	318,112
Other	513,062	351,714

Total non-interest expenses	11,098,144	10,068,639

Income (loss) from continuing operations before income taxes	(57,892)	2,497,772
Federal and state income tax expense (benefit) from continuing operations	(293,682)	668,022

Income from continuing operations	235,790	1,829,750
(continued)
See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (continued)
Three Months Ended March 31,

	2009	2008
Discontinued operations (Note 2):
Operating income from merchant credit card acquiring business	—	92,553
Operating loss from First Wisconsin Bank & Trust	—	(1,671,055)

Loss from discontinued operations before income taxes	—	(1,578,502)
Federal and state income tax benefit from discontinued operations	—	(575,588)

Loss from discontinued operations	—	(1,002,914)

Net income	$235,790	$826,836
Less: Net income attributable to noncontrolling interests	151,446	140,392

Net income attributable to QCR Holdings, Inc.	$84,344	$686,444

Amounts attributable to QCR Holdings, Inc.:
Income from continuing operations	$84,344	$1,689,358
Loss from discontinued operations	—	(1,002,914)

Net income	$84,344	$686,444

Less: Preferred stock dividends	695,728	446,125

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$(611,384)	$240,319

Basic earnings (loss) per common share (Note 3):
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	(0.14)	0.27
Loss from discontinued operations attributable to QCR Holdings, Inc.	—	(0.22)

Net income (loss) attributable to QCR Holdings, Inc.	$(0.14)	$0.05

Diluted earnings (loss) per common share (Note 3):
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	(0.13)	0.27
Loss from discontinued operations attributable to QCR Holdings, Inc.	—	(0.22)

Net income (loss) attributable to QCR Holdings, Inc.	$(0.13)	$0.05

Weighted average common shares outstanding	4,523,851	4,602,166
Weighted average common and common equivalent shares outstanding	4,532,605	4,609,843

Cash dividends declared per common share	$0.00	$0.00
See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Quarter Ended March 31, 2009

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income	Interests	Stock	Total
Balance December 31, 2008	$568	$4,630,883	$43,090,268	$40,893,304	$3,628,360	$1,858,298	$(1,606,510)	$92,495,171
Comprehensive income:
Net income	—	—	—	84,344	—	151,446	—	235,790
Other comprehensive income, net of tax	—	—	—	—	(745,735)	—	—	(745,735)

Comprehensive income								(509,945)

Preferred cash dividends declared	—	—	—	(446,125)	—	—	—	(446,125)
Proceeds from issuance of 38,237 shares of preferred stock and common stock warrant	38,237	—	38,014,586	—	—	—	—	38,052,823
Proceeds from issuance of 5,821 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	—	5,821	46,568	—	—	—	—	52,389
Stock compensation expense	—	—	246,201	—	—	—	—	246,201
Restricted stock awards	—	15,908	(15,908)	—	—	—	—	—
Distributions to noncontrolling interest partners	—	—	—	—	—	(96,971)	—	(96,971)

Balance March 31, 2009	$38,805	$4,652,612	$81,381,715	$40,531,523	$2,882,625	$1,912,773	$(1,606,510)	$129,793,543

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$84,344	$686,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	714,453	613,903
Provision for loan/lease losses related to continuing operations	4,358,543	984,240
Provision for loan/lease losses related to discontinued operations	—	1,288,000
Amortization of offering costs on subordinated debentures	3,579	3,579
Stock-based compensation expense	134,375	120,111
Net income attributable to noncontrolling interests	151,446	140,392
Amortization of premiums (accretion of discount) on securities, net	226,845	(52,268)
Investment securities losses, net	14,355	—
Loans originated for sale	(38,574,682)	(28,442,005)
Proceeds on sales of loans	41,747,846	30,016,369
Net gains on sales of loans	(411,911)	(339,854)
Increase (decrease) in accrued interest receivable	268,948	(528,718)
(Increase) decrease in other assets	(1,065,629)	978,260
Decrease in other liabilities	(2,335,212)	(8,318,402)

Net cash provided by (used in) operating activities	$5,317,300	$(2,849,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(36,528,750)	4,010,000
Net (increase) decrease in interest-bearing deposits at financial institutions	(34,549,286)	2,442,574
Activity in securities portfolio:
Purchases	(67,364,998)	(51,832,984)
Calls, maturities and redemptions	41,786,705	40,074,000
Paydowns	76,485	149,991
Increase in cash value of bank-owned life insurance	(291,040)	(295,060)
(Increase) decrease in loans/leases originated and held for investment	4,843,135	(46,597,566)
Purchase of premises and equipment	(190,135)	(465,887)
Net increase in cash related to discontinued operations, held for sale	—	(1,067,831)

Net cash used in investing activities	$(92,217,884)	$(53,582,763)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	27,628,995	59,149,335
Net increase (decrease) in short-term borrowings	20,720,466	(13,698,330)
Activity in Federal Home Loan Bank advances:
Advances	—	12,000,000
Payments	(7,700,000)	(5,712,822)
Net increase (decrease) in other borrowings	(35,128)	4,949,407
Tax benefit of nonqualified stock options exercised	—	717
Payment of cash dividends	(631,160)	(451,910)
Proceeds from issuance of preferred stock and common stock warrant, net	38,052,823	—
Proceeds from issuance of common stock, net	52,389	67,630

Net cash provided by financing activities	$78,088,385	$56,304,027

Net decrease in cash and due from banks	(8,812,199)	(128,685)
Cash and due from banks, beginning	33,464,074	40,490,000

Cash and due from banks, ending	$24,651,875	$40,361,315

Supplemental disclosure of cash flow information, cash payments for:
Interest	$10,024,462	$12,261,326

Income/franchise taxes	$1,355,663	$991,238

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains (losses) on securities available for sale, net	$(745,735)	$1,808,101

Transfers of loans to other real estate owned	$110,952	$219,994

See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation: The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2008, including QCR Holdings, Inc.’s (the “Company”) Form 10-K filed with the Securities and Exchange Commission on March 6, 2009. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.
The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim periods ended March 31, 2009, are not necessarily indicative of the results expected for the year ending December 31, 2009.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which includes three state-chartered commercial banks: Quad City Bank & Trust Company (“QCBT”), Cedar Rapids Bank & Trust Company (“CRBT”), and Rockford Bank & Trust Company (“RB&T”); and Quad City Bancard, Inc. (“Bancard”) which provides cardholder credit card processing services. The Company also engages in direct financing lease contracts through its 80% equity investment in m2 Lease Funds, LLC (“m2 Lease Funds”), and in real estate holdings through its 57% equity investment in Velie Plantation Holding Company, LLC (“Velie Plantation Holding Company”). All material intercompany transactions and balances have been eliminated in consolidation.
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
Stock-based compensation plans: Please refer to Note 14 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, for information related to the Company’s stock option and incentive plans, stock purchase plan, and stock appreciation rights (“SARs”).

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
The Company accounts for stock-based compensation in accordance with the Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. Stock-based compensation expense totaled $134 thousand and $120 thousand for the three months ended March 31, 2009 and 2008, respectively. A key component in the calculation of stock-based compensation expense is the market price of the Company’s stock.
Preferred stock and common stock warrant: As more fully described in Note 8, during the quarter the Company issued preferred stock and a common stock warrant, which are classified in stockholders’ equity on the consolidated balance sheet. The outstanding preferred stock has similar characteristics of an “Increasing Rate Security” as described by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock (“SAB No. 68”). The proceeds received in conjunction with the issuance of preferred stock and common stock warrant were allocated to preferred stock and additional paid-in-capital based on their relative fair values. Discounts on the increasing rate preferred stock are amortized over the expected life of the preferred stock (5 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount at the time of issuance is computed as the present value of the difference between dividends that will be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities. The amortization in each period is the amount which, together with the stated dividend in the period results in a constant rate of effective cost with regard to the carrying amount of the preferred stock.
Common stock warrants are evaluated for liability and equity treatment. The common stock warrant outstanding is carried as additonal paid-in-capital in stockholders’ equity until exercised or expired. This is consistent with the view of both the SEC and Financial Accounting Standards Board (“FASB”) as each withheld objection to classification of such warrants as permanent equity. This view is also consistent with the objective of the Treasury Capital Purchase Program (“TCPP”) that equity in these securities should be considered part of equity for regulatory reporting purposes. The fair value of the common stock warrant used in allocating total proceeds received was determined using the Black-Scholes option pricing model.
NOTE 2 — DISCONTINUED OPERATIONS
During 2008, Bancard sold its merchant credit card acquiring business resulting in gain on sale, net of taxes and related expenses, of approximately $3.0 million. The 2008 financial results associated with the merchant credit card acquiring business have been reflected as discontinued operations. There is no 2009 activity.
On December 31, 2008, the Company sold its Milwaukee subsidiary, First Wisconsin Bank & Trust Company (“FWBT”), for $13.7 million which resulted in a gain on sale, net of taxes and related expenses, of approximately $356 thousand. The 2008 financial results associated with FWBT have been reflected as discontinued operations. There is no 2009 activity.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
Please refer to Note 2 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, for information related to the Company’s discontinued operations.
NOTE 3 — EARNINGS PER SHARE
The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended
	March 31,
	2009	2008

Net income	$235,790	$826,836
Less: Net income attributable to noncontrolling interests	151,446	140,392

Net income attributable to QCR Holdings, Inc.	$84,344	$686,444

Amounts attributable to QCR Holdings, Inc.:
Income from continuing operations	$84,344	$1,689,358
Loss from discontinued operations	—	(1,002,914)

Net income	$84,344	$686,444

Less: Preferred stock dividends	695,728	446,125

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$(611,384)	$240,319

Basic earnings (loss) per common share:
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	(0.14)	0.27
Loss from discontinued operations attributable to QCR Holdings, Inc.	—	(0.22)

Net income (loss) attributable to QCR Holdings, Inc.	$(0.14)	$0.05

Diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	(0.13)	0.27
Loss from discontinued operations attributable to QCR Holdings, Inc.	—	(0.22)

Net income (loss) attributable to QCR Holdings, Inc.	$(0.13)	$0.05

Weighted average common shares outstanding	4,523,851	4,602,166
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	8,754	7,677

Weighted average common and common equivalent shares outstanding	4,532,605	4,609,843

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
The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments which are the three subsidiary banks wholly-owned by the Company: QCBT, CRBT, and RB&T. Each of these secondary segments offer similar products and services, but are managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.
First Wisconsin Bank & Trust is accounted for as discontinued bank operations and the related 2008 financial information has been properly excluded where appropriate. FWBT’s assets held for sale at March 31, 2008 are reported in the All Other segment.
The Company’s Credit Card Processing segment represents the continuing operations of Bancard. As previously noted, Bancard sold its merchant credit card acquiring business in 2008 and the Company has accounted for it as discontinued operations. The 2008 financial information has been properly excluded.
The Company’s Trust Management segment represents the trust and asset management services offered at the Company’s three subsidiary banks in aggregate. This segment generates income primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. No assets of the subsidiary banks have been allocated to the Trust Management segment.
The Company’s All Other segment includes the operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds. This segment includes the corporate operations of the parent and the 57% owned real estate holding operations of Velie Plantation Holding Company.
Selected financial information on the Company’s business segments is presented as follows for the three months ended March 31, 2009 and 2008.

QCR HOLDINGS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA — BUSINESS SEGMENTS
Three Months Ended March 31, 2009 and 2008

	Commercial Banking
	Quad City	Cedar Rapids	Rockford	Credit Card	Trust		Intercompany	Consolidated
	Bank & Trust	Bank & Trust	Bank & Trust	Processing	Management	All other	Eliminations	Total
Three Months Ended March 31, 2009
Total Revenue	$13,096,483	$6,902,443	$3,393,011	$245,865	$718,115	$1,324,575	$(1,255,611)	$24,424,881
Net Interest Income	$7,381,936	$3,753,999	$1,495,971	$99,283	$—	$(671,855)	$(99,283)	$11,960,051
Net Income Attributable to QCR Holdings, Inc.	$1,336,030	$430,370	$(563,433)	$(197,622)	$162,421	$161,868	$(1,245,289)	$84,344
Total Assets	$954,296,726	$492,279,302	$234,509,356	$589,241	$—	$179,964,995	$(180,729,974)	$1,680,909,646
Provision for Loan/Lease Losses	$1,734,190	$1,150,000	$1,061,000	$413,353	$—	$—	$—	$4,358,543
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$—	$3,222,688

Three Months Ended March 31, 2008
Total Revenue	$14,209,540	$6,540,062	$2,833,857	$263,734	$921,261	$1,969,842	$(2,062,963)	$24,675,333
Net Interest Income	$6,908,953	$2,872,260	$1,092,376	$121,333	$—	$(725,462)	$(132,943)	$10,136,517
Net Income Attributable to QCR Holdings, Inc.	$2,008,701	$624,605	$(45,889)	$46,156	$244,461	$743,417	$(2,935,007)	$686,444
Total Assets	$869,047,705	$411,212,136	$171,683,778	$1,142,046	$—	$137,355,571	$(63,235,884)	$1,527,205,352
Provision for Loan/Lease Losses	$583,599	$192,710	$180,000	$27,931	$—	$—	$—	$984,240
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$—	$3,222,688

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 5 — COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company’s subsidiary banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit, and standby letters of credit.
As of March 31, 2009 and December 31, 2008, commitments to extend credit aggregated were $506.1 million and $494.8 million, respectively. As of March 31, 2009 and December 31, 2008, standby, commercial and similar letters of credit aggregated were $12.1 million and $15.2 million, respectively. Management does not expect that all of these commitments will be funded.
Contractual obligations and other commitments were presented in the Company’s 2008 Annual Report on Form 10-K. There have been no material changes in the Company’s contractual obligations and other commitments since that report was filed.
NOTE 6 — RECENT ACCOUNTING DEVELOPMENTS
On April 9, 2009, FASB issued three final Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements , when the volume and level of activity for the asset or liability have decreased significantly. FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.
All three Staff Positions are effective for interim and annual periods ending after June 15, 2009. Entities were permitted to early adopt these Staff Positions for interim and annual periods ending after March 15, 2009, but had to adopt all three Staff Positions concurrently. The Company intends to adopt these Staff Positions for the quarterly period ending June 30, 2009, as required. Management has not determined the impact adoption will have on the Company’s consolidated financial statements.
In February 2008, FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The implemenation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities did not impact the Company’s consolidated financial statements. See Note 7 for additional information regarding fair value measurements of financial assets and liabilities.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R fundamentally changes the manner in which the entity accounts for a business combination. On April 1, 2009, FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 provides additional guidance regarding the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This Statement and related Staff Position are effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company adopted both statements on January 1, 2009 and will change its accounting treatment for business combinations on a prospective basis.
In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 changes the measurement, recognition and presentation of minority interests in consolidated subsidiaries (now referred to as noncontrolling interests). This Statement is effective for fiscal years beginning on or after December 15, 2008 and is prospective for the change related to measurement and recognition and retrospective for the changes related to presentation.
The Company now presents noncontrolling interests (previously shown as minority interest) as a component of equity on the consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead now shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s consolidated financial statements.
NOTE 7 — FAIR VALUE MEASURMENTS
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

3.	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
Assets measured at fair value on a recurring basis comprise the following at March 31, 2009:

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$279,944	$478	$279,466	$—
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
Certain financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis were not significant at March 31, 2009.
NOTE 8 — ISSUANCE OF SERIES D PREFERRED STOCK AND COMMON STOCK WARRANT
On February 13, 2009, the Company issued 38,237 shares of Series D Preferred Stock to the U.S. Department of the Treasury (“Treasury”) for an aggregate purchase price of $38,237,000. The sale of Series D Preferred Stock was a result of the Company’s participation in the TCPP. This sale also included the issuance of a warrant (“Warrant”) that allows Treasury to purchase up to 521,888 shares of common stock at an exercise price of $10.99 per share.
The Warrant has a ten-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.99 per share of the Common Stock. As of March 31, 2009, there had been no changes to the number of common shares covered by the Warrant nor had the Treasury exercised any portion of the Warrant.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
The Series D Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. Prior to the third anniversary of Treasury’s purchase of the Series D Preferred Stock, unless the Series D Preferred Stock has been redeemed or Treasury has transferred all of the Series D Preferred Stock to one or more third parties, the consent of Treasury will be required for the Company to: (i) increase the dividend paid on its Common Stock; or (ii) repurchase its Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice. The Series D Preferred Stock will be non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series D Preferred Stock.
Treasury has the ability to unilaterally amend the TCPP documents at any time to comply with changes in the law, and as a result, the terms of the TCPP could change.
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was signed into law, which contains provisions that significantly impact TCPP recipients both retroactively and prospectively. Restrictions on repayment, including the Tier 1 qualified capital raise requirement, have been removed allowing institutions to repay the TCPP funds upon consultation and approval from the Company’s primary federal banking regulator. If the Treasury is repaid, it will liquidate the warrant it holds at the fair market value. The Stimulus Bill has also imposed more strict compensation limitations and expands the number of executives covered based upon the amount of TCPP funds received. These provisions will apply to existing and future TCPP recipients for periods the TCPP capital is outstanding.
The Series D Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Upon the request of Treasury at any time, the Company has agreed to promptly enter into a deposit arrangement pursuant to which the Series D Preferred Stock may be deposited and depositary shares representing fractional shares of Series D Preferred Stock, may be issued. The Company registered the Warrant and the shares of Common Stock underlying the Warrant with the Securities and Exchange Commission under the Securities Act. Additionally, the Company has also agreed to register the shares of Series D Preferred Stock upon the written request of Treasury.
The proceeds received from the Treasury were allocated to the Series D Preferred Stock and the Warrant based on relative fair value. The fair value of the Series D Preferred Stock was determined through a discounted future cash flows model using a discount rate of 12%. The fair value of the Warrant was calculated using the Black-Scholes option pricing model, which includes assumptions regarding the Company’s dividend yield, stock price volatility, and the risk-free interest rate. The relative fair value of the Series D Preferred Stock and the Warrant on February 13, 2009, was $35.8 million and $2.4 million, respectively.
The Company calculated the discount on the Series D Preferred Stock in the amount of $2.4 million, which will be amortized over a 5 year period. The effective yield on the Series D Preferred Stock including the amortization of the discount is approximately 6.23%. In determining net income (loss) attributable to QCR Holdings, Inc. common stockholders, the periodic amortization and the cash dividend on the preferred stock are subtracted from net income attributable to QCR Holdings, Inc.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
QCR Holdings, Inc. is the parent company of Quad City Bank & Trust, Cedar Rapids Bank & Trust, Rockford Bank & Trust, and Quad City Bancard, Inc.
Quad City Bank & Trust and Cedar Rapids Bank & Trust are Iowa-chartered commercial banks, and Rockford Bank & Trust is an Illinois-chartered commercial bank. All are members of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation (“FDIC”).
•	Quad City Bank & Trust commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services to the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. Quad City Bank & Trust also provides leasing services through its 80%-owned subsidiary, m2 Lease Funds, located in Brookfield, Wisconsin. On January 1, 2008, Quad City Bank & Trust acquired 100% of the membership units of CMG Investment Advisors, LLC, which is an investment management and advisory company.
•	Cedar Rapids Bank & Trust commenced operations in 2001 and provides full-service commercial and consumer banking, and trust and asset management services to Cedar Rapids and adjacent communities through its main office located on First Avenue in downtown Cedar Rapids, Iowa and its branch facility located on Council Street in northern Cedar Rapids. Cedar Rapids Bank & Trust also provides residential real estate mortgage lending services through its 50%-owned joint venture, Cedar Rapids Mortgage Company.
•	Rockford Bank & Trust commenced operations in January 2005 and provides full-service commercial and consumer banking, and trust and asset management services to Rockford and adjacent communities through its main office located on Guilford Road at Alpine Road in Rockford, and its branch facility located in downtown Rockford.
On December 31, 2008, the Company sold its Milwaukee subsidiary, First Wisconsin Bank & Trust for $13.7 million which resulted in a gain on sale, net of taxes and related expenses, of approximately $356 thousand. The 2008 financial results associated with First Wisconsin Bank & Trust have been reflected as discontinued operations.
Bancard currently provides credit card processing for its agent banks and for cardholders of the Company’s subsidiary banks and agent banks. As discussed in the footnotes to the financial statements, the Company sold the merchant credit card acquiring business segment of Bancard during the third quarter of 2008. The 2008 activity related to the merchant credit card acquiring business is accounted for as discontinued operations.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
OVERVIEW
The Company reported net income attributable to QCR Holdings, Inc. for the first quarter ended March 31, 2009 of $84 thousand, which resulted in diluted earnings per share for common shareholders of ($0.13). Earnings for the first quarter of 2009 were significantly impacted by additional loan/lease loss provisions as the Company increased its qualitative reserves due to the continued uncertainty in the national and local economy and made increased provisions regarding several specific commercial credits. By comparison, for the quarter ended December 31, 2008, the Company reported a slight net loss attributable to QCR Holdings, Inc. of $55 thousand, or diluted earnings per share of ($0.11). For the first quarter of 2008, the Company reported net income attributable to QCR Holdings, Inc. of $686 thousand, or diluted earnings per share of $0.05.
The Company’s earnings from continuing operations attributable to QCR Holdings, Inc. were $84 thousand and $1.7 million for the quarters ended March 31, 2009 and 2008, respectively. Diluted earnings per share from continuing operations attributable to QCR Holdings, Inc. decreased from $0.27 to ($0.13). This reduction was due to the significant increase in provision for loan/lease losses of $3.4 million. Partially offsetting this increased provision expense was an increase in net interest income of $1.9 million, or 18%, from $10.1 million for the quarter ending March 31, 2008 to $12.0 million for the quarter ending March 31, 2009.
The Company’s operating results are derived largely from net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on borrowings and customer deposits. Net interest income, on a tax equivalent basis, increased $1.9 million, or by 13%, to $12.1 million for the quarter ended March 31, 2009, from $10.2 million for the first quarter of 2008. For the first quarter of 2009, average earning assets increased by $214.6 million, or by 16%, and average interest-bearing liabilities increased by $161.9 million, or by 14%, when compared with average balances for the first quarter of 2008. A comparison of yields, spread and margin from the first quarter of 2009 to the first quarter of 2008 is as follows (on a tax equivalent basis):
•	The average yield on interest-earning assets decreased 100 basis points.
•	The average cost of interest-bearing liabilities decreased 106 basis points.
•	The net interest spread improved 6 basis points from 2.83% to 2.89%.
•	The net interest margin improved 4 basis points from 3.15% to 3.19%.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended March 31,
	2009			2008
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$34,314	$19	0.22%	$3,979	$25	2.51%
Interest-bearing deposits at financial institutions	15,529	19	0.49%	10,394	94	3.62%
Investment securities (1)	255,284	2,993	4.69%	218,900	2,997	5.48%
Gross loans/leases receivable (2) (3)	1,212,058	18,076	5.97%	1,069,348	18,262	6.83%

Total interest earning assets	$1,517,185	21,107	5.56%	$1,302,621	21,378	6.56%

Noninterest-earning assets:
Cash and due from banks	$30,013			$34,370
Premises and equipment	30,954			31,535
Less allowance for estimated losses on loans/leases	(19,092)			(11,871)
Other	76,906			138,610

Total assets	$1,635,966			$1,495,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$330,558	932	1.13%	$318,134	2,051	2.58%
Savings deposits	66,825	203	1.22%	39,622	161	1.63%
Time deposits	533,963	4,192	3.14%	403,079	4,611	4.58%
Short-term borrowings	98,745	166	0.67%	173,564	1,159	2.67%
Federal Home Loan Bank advances	212,210	2,261	4.26%	172,162	1,942	4.51%
Junior subordinated debentures	36,085	518	5.74%	36,085	631	6.99%
Other borrowings	75,482	754	4.00%	49,288	570	4.63%

Total interest-bearing Liabilities	$1,353,868	9,026	2.67%	$1,191,934	11,125	3.73%

Noninterest-bearing demand deposits	$147,719			$132,462
Other noninterest-bearing liabilities	22,633			82,017
Total liabilities	$1,524,220			$1,406,413

Stockholders’ equity	111,746			88,852

Total liabilities and stockholders’ equity	$1,635,966			$1,495,265

Net interest income		$12,081			$10,253

Net interest spread			2.89%			2.83%

Net interest margin			3.19%			3.15%

Ratio of average interest earning assets to average interest-bearing liabilities	112.06%			109.29%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(2)	Loan/lease fees are not material and are included in interest income from loans receivable.

(3)	Non-accrual loans/leases are not material and are included in the average balance for gross loans/leases receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis of Changes of Interest Income/Interest Expense
For the three months ended March 31, 2009

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2009 vs. 2008
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(6)	$(163)	$157
Interest-bearing deposits at financial institutions	(75)	(284)	209
Investment securities (2)	(4)	(1,849)	1,845
Gross loans/leases receivable (3) (4)	(186)	(9,587)	9,401

Total change in interest income	$(271)	$(11,883)	$11,612

INTEREST EXPENSE
Interest-bearing demand deposits	$(1,119)	$(1,645)	$526
Savings deposits	42	(227)	269
Time deposits	(419)	(6,092)	5,673
Short-term borrowings	(993)	(630)	(363)
Federal Home Loan Bank advances	319	(635)	954
Junior subordinated debentures	(113)	(113)	—
Other borrowings	184	(457)	641

Total change in interest expense	$(2,099)	$(9,799)	$7,700

Total change in net interest income	$1,828	$(2,084)	$3,912

(1)	The column “increase/decrease from prior period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable.

(4)	Non-accrual loans/leases are not material and are included in the average balance for gross loans/leases receivable.

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
Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for estimated losses on loans/leases. The Company’s allowance for estimated losses on loans/leases methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan/lease loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for estimated losses on loans/leases if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance for estimated losses on loans/leases. Although management believes the level of the allowance as of March 31, 2009 is adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
The Company’s assessment of other-than-temporary impairment of its available for sale securities portfolio is another critical accounting policy as a result of the level of judgment required by management. Available for sale securities are evaluated to determine whether declines in fair value below their cost are other-than-temporary. In estimating other-than-temporary impairment losses management considers a number of factors including (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for anticipated recovery in fair value. As of March 31, 2009, management’s evaluation determined that any declines in fair value of available for sale securities were temporary.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
RESULTS OF OPERATIONS
INTEREST INCOME
Interest income experienced a slight decrease of $275 thousand, or 1%, from $21.3 million for the quarter ended March 31, 2008 to $21.0 million for the quarter ended March 31, 2009. The Company grew its loan/lease portfolio as the average balance of loans/leases increased $142.7 million, or 13%, from $1.1 billion for the first quarter of 2008 to $1.2 billion for the same quarter of 2009. The impact of this growth on interest income was effectively offset as a result of the sharp decline in national and local market interest rates over the past year. The Company’s average yield on interest earning assets decreased 100 basis points from 6.56% for the three months ended March 31, 2008 to 5.56% for the same period in 2009.
INTEREST EXPENSE
Interest expense decreased $2.1 million, or nearly 19%, from $11.1 million for the first quarter of 2008 to $9.0 million for the first quarter of 2009. Although the Company saw an increase in interest-bearing liabilities of $161.9 million, or 14%, from the first quarter in 2008 to the first quarter in 2009, this was more than offset by the decline in the average cost of interest bearing liabilities. Specifically, the Company’s average cost of interest bearing liabilities was 2.67% for the first quarter of 2009, which was a decrease of 106 basis points when compared to the 3.73% for the first quarter of 2008.
PROVISION FOR LOAN/LEASE LOSSES
The provision for loan/lease losses is established based on a number of factors including the Company’s historical loss experience, delinquencies and charge-off trends, the local and national economy and risk associated with the loans/leases in the portfolio as described in more detail in the “Critical Accounting Policies” section.
The provision for loan/lease losses increased $3.4 million from $984 thousand for the first quarter of 2008 to $4.4 million for the first quarter of 2009. The increase is attributable to the significant growth in loans/leases, some degradation of several commercial credits requiring specific reserves, and the Company’s decision to increase the qualitative reserve factors applied to all loans within the reserve adequacy calculations for all of the subsidiary banks and the leasing company due to the continued uncertainty regarding the national economy and the impact on the Company’s local markets.
The provision for loan/lease losses for the first quarter of 2009 of $4.4 million was a decrease of $369 thousand, or 8%, from $4.7 million for the fourth quarter of 2008.
As a result, the Company’s allowance for loan/lease losses to gross loans/leases increased to 1.76% at March 31, 2009 from 1.47% at December 31, 2008, and from 1.15% at March 31, 2008.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
NON-INTEREST INCOME
The following tables set forth the various categories of non-interest income for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,	March 31,
	2009	2008	$ Change	% Change

Credit card fees, net of processing costs	$245,865	$263,734	$(17,869)	(6.8)%
Trust department fees	718,115	921,261	(203,146)	(22.1)
Deposit service fees	826,974	716,492	110,482	15.4
Gains on sales of loans, net	411,911	339,854	72,057	21.2
Securities gains (losses), net	(14,355)	—	(14,355)	100.0
Earnings on bank-owned life insurance	291,040	267,004	24,036	9.0
Investment advisory and management fees, gross	351,045	414,644	(63,599)	(15.3)
Other	608,149	491,145	117,004	23.8

Total Non-Interest Income	$3,438,744	$3,414,134	$24,610	0.7%

Trust department fees decreased $203 thousand from the first quarter of 2008 to the first quarter of 2009. The majority of trust department fees are determined based on the value of the investments within the managed trusts. With the national economic difficulties experienced over the past year, many of these investments experienced declines in market value.
Deposit service fees increased $110 thousand, or 15%, for the first quarter of 2009 compared to the first quarter of 2008. This increase was primarily the result of an increase in NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts at the Company’s subsidiary banks. During the past 12 months, the Company experienced an increase in the number and amount of demand deposits. Service charges and NSF charges related to the Company’s demand deposit accounts were the main components of deposit service fees.
Gains on sales of loans, net, increased $72 thousand for the first quarter of 2009 compared to the same quarter of 2008. This consists primarily of sales of residential mortgages. Loan origination and sales activity for these loan types has increased as a result of the reduction in interest rates and the resulting increase in residential mortgage refinancing transactions.
Investment advisory and management fees decreased $64 thousand, or 15%, for the first quarter of 2009 compared to the first quarter of 2008. Similar to trust department fees, these fees are determined based on the value of the investments managed. With the economic recession, many of these investments have experienced declines in market value.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
NON-INTEREST EXPENSE
The following tables set forth the various categories of non-interest expenses for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,	March 31,
	2009	2008	$ Change	% Change

Salaries and employee benefits	$6,764,610	$6,252,862	$511,748	8.2%
Professional and data processing fees	1,153,489	1,131,009	22,480	2.0
Advertising and marketing	245,529	254,731	(9,202)	(3.6)
Occupancy and equipment expense	1,321,092	1,259,795	61,297	4.9
Stationery and supplies	131,110	120,423	10,687	8.9
Postage and telephone	227,765	249,151	(21,386)	(8.6)
Bank service charges	122,292	130,842	(8,550)	(6.5)
FDIC and other insurance	619,195	318,112	301,083	94.6
Other	513,062	351,714	161,348	45.9

Total Non-Interest Expense	$11,098,144	$10,068,639	$1,029,505	10.2%

Salaries and employee benefits, which is the largest component of non-interest expenses, increased $512 thousand, or 8%, from the first quarter of 2009 to the first quarter of 2008. The increase was primarily due to an increase in employees as a result of the Company’s continued expansion in its existing markets. Specifically, full time equivalents (“FTEs”) increased from 330 as of March 31, 2008 to 344 FTEs as of March 31, 2009.
FDIC and other insurance expense increased $301 thousand, or nearly 95%, for the first quarter of 2009 compared to the first quarter of 2008. This increase was the result of the FDIC’s new premium pricing system and the assessment methodology for deposit insurance coverage now being applied to all insured depositary institutions, including the subsidiary banks.
Other non-interest expenses increased $161 thousand, or nearly 46%, from the first quarter of 2008 to the first quarter of 2009. In conjunction with the increase in nonperforming assets over the past two quarters, the Company has incurred increased carrying and workout expenses during the first quarter of 2009. Additionally, m2 Lease Funds incurred increased referral fees as referrals as a source of new lease clients increased during the first quarter of 2009 as compared to the same quarter in 2008.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
INCOME TAXES
The provision for income taxes from continuing operations was a benefit of $294 thousand for the first quarter of 2009 compared to expense of $668 thousand for the first quarter of 2008. The decrease was partly the result of a decrease in income from continuing operations before income taxes of $2.6 million for the 2009 first quarter when compared to the 2008 first quarter. Additionally, the proportionate share of tax-exempt income to total income increased from the first quarter of 2008 to the same quarter for 2009.
FINANCIAL CONDITION
Total assets of the Company increased by $75.3 million, or nearly 5%, to $1.68 billion at March 31, 2009 from $1.61 billion at December 31, 2008. The growth resulted primarily from the net increase in the securities available for sale portfolio and investments in federal funds sold, funded by increases in interest-bearing deposits and the issuance of preferred stock.
The composition of the Company’s securities portfolio is managed to maximize return while prioritizing the impact on asset-liability position and liquidity needs. Securities increased by $24.2 million, or 9%, to $280.3 million at March 31, 2009 from $256.1 million at December 31, 2008. The Company’s securities available for sale portfolio consists largely of U.S. Treasury and government sponsored agency securities. Mortgage-backed securities represents less than 1% of the entire portfolio as of March 31, 2009.
Gross loans/leases receivable remained at $1.21 billion as of March 31, 2009 when compared to December 31, 2008. Consistent with the intention of the TCPP, the Company is committed to providing transparency surrounding its utilization of the proceeds from participation in the TCPP including its lending activities and support of the existing communities served. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the table on the following page along with a rollforward of activity for the quarter ended March 31, 2009.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans below.
QCR HOLDINGS, INC. AND SUBSIDIARIES
ROLLFORWARD OF LENDING/LEASING ACTIVITY
For the three months ended March 31, 2009

	Quad City	m2	Cedar Rapids	Rockford		QCR
	Bank & Trust	Lease Funds	Bank & Trust	Bank & Trust	Elimination	Holdings, Inc.
	(dollars in thousands)
BALANCE AS OF DECEMBER 31, 2008:

Commercial loans	$236,023	$—	$133,191	$69,903	$—	$439,117
Commercial real estate loans	254,848	—	175,481	98,757	(2,418)	526,668
Direct financing leases	—	79,409	—	—	—	79,409
Residential real estate loans	44,480	—	22,608	12,141	—	79,229
Installment and other consumer loans	54,150	—	23,597	10,793	—	88,540

	589,501	79,409	354,877	191,594	(2,418)	1,212,963
Plus deferred loan/lease origination costs, net of fees	118	1,864	(299)	44		1,727

GROSS LOANS/LEASES RECEIVABLE	$589,619	$81,273	$354,578	$191,638	$(2,418)	$1,214,690

ORIGINATION OF NEW LOANS FOR 1ST QUARTER:

Commercial loans	6,361	—	13,990	3,296	—	23,647
Commercial real estate loans	1,999	—	7,559	7,847	—	17,405
Direct financing leases	—	10,205	—	—	—	10,205
Residential real estate loans	10,976	—	5,054	5,292	—	21,322
Installment and other consumer loans	1,490	—	694	885	—	3,069

	$20,826	$10,205	$27,297	$17,320	$—	$75,648

PAYMENTS/MATURITIES, NET OF ADVANCES OR RENEWALS ON EXISTING LOANS FOR 1ST QUARTER:

Commercial loans	(30,337)	—	1,726	(2,792)	—	(31,403)
Commercial real estate loans	(10,334)	—	(1,939)	(642)	33	(12,882)
Direct financing leases	—	(5,877)	—	—	—	(5,877)
Residential real estate loans	(16,633)	—	(6,940)	(5,366)	—	(28,939)
Installment and other consumer loans	(3,376)	—	(1,874)	(128)	—	(5,378)

	$(60,680)	$(5,877)	$(9,027)	$(8,928)	$33	$(84,479)

BALANCE AS OF MARCH 31, 2009:

Commercial loans	212,047	—	148,907	70,407		431,361
Commercial real estate loans	246,513	—	181,101	105,962	(2,385)	531,191
Direct financing leases	—	83,737	—	—	—	83,737
Residential real estate loans	38,823	—	20,722	12,067		71,612
Installment and other consumer loans	52,264	—	22,417	11,550		86,231

	549,647	83,737	373,147	199,986	(2,385)	1,204,132
Plus deferred loan/lease origination costs, net of fees	106	2,020	(324)	45		1,847

GROSS LOANS/LEASES RECEIVABLE	$549,753	$85,757	$372,823	$200,031	$(2,385)	$1,205,979

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The allowance for estimated losses on loans/leases was $21.2 million at March 31, 2009 compared to $17.8 million at December 31, 2008, an increase of $3.4 million, or 19%. The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated less than “fair quality” and carrying aggregate exposure in excess of $100 thousand. The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff, and reported to management and the board of directors. Due to the continued uncertainty regarding the national economy and the impact on local markets, the Company increased the qualitative reserve factors applied to all loans within the reserve adequacy calculations for all of the subsidiary banks and the leasing company. As a direct result, the Company’s allowance for loan/lease losses to gross loans/leases increased to 1.76% at March 31, 2009 from 1.47% at December 31, 2008.
Although management believed that the allowance for estimated losses on loans/leases at March 31, 2009 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.
Net charge-offs for the three months ended March 31, 2009 were $995 thousand, and for the first three months of 2008, there were net recoveries of $309 thousand.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The table below presents the amounts of nonperforming assets.

	As of
	March 31, 2009	December 31, 2008
	(dollars in thousands)

Nonaccrual loans/leases	$22,919	$19,711
Accruing loans/leases past due 90 days or more	838	222
Other real estate owned	3,933	3,857

	$27,690	$23,790

The Company experienced an increase in nonperforming assets of $3.9 million, or 16%, from $23.8 million as of December 31, 2008 to $27.7 million as of March 31, 2009. Of this increase, $3.4 million, or 87%, was attributable to three specific commercial credits. Management has thoroughly reviewed these loans and has provided specific reserves as appropriate. At March 31, 2009, nonperforming assets to total assets was 1.65% which was an increase from 1.48% as of December 31, 2008. As noted previously, with the increase in qualititative factors for the heightened economic risk inherent within the portfolio and specific reserves for some of the nonaccrual loans/leases, the Company’s allowance for loan/lease losses to gross loans/leases increased to 1.76% at March 31, 2009 from 1.47% at December 31, 2008.
Deposits increased by $27.6 million, or 3%, to $1.09 billion at March 31, 2009 from $1.06 billion at December 31, 2008. The table below presents the composition of the Company’s deposit portfolio.

	As of
	March 31, 2009	December 31, 2008
	(dollars in thousands)

Non-interest bearing demand deposits	$144,833	$161,126
Interest bearing demand deposits	367,424	355,990
Savings deposits	31,285	31,756
Time deposits	436,677	386,097
Brokered time deposits	106,369	123,990

	$1,086,588	$1,058,959

The decline in non-interest bearing demand deposits is the result of daily fluctuations with the deposits of some of the Company’s major customers. The average balance for non-interest bearing demand deposits for the first quarter of 2009 was $147.7 million which was an increase of $3.3 million from $144.4 million for the fourth quarter of 2008. Additionally, the Company experienced a significant increase in time deposits from the fourth quarter of 2008 to the first quarter of 2009. The majority of the increase consisted of time deposits in the Certficate of Deposit Account Registry Service (“CDARS”). Many of the Company’s deposit clients with deposits in excess of FDIC insurance limits have found CDARS time deposits attractive as it provides insurance (in most situations) on those previously uninsured amounts.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Short-term borrowings increased $20.7 million, or 20%, from $101.5 million at December 31, 2008 to $122.2 million at March 31, 2009. The subsidiary banks offer short-term repurchase agreements to some of their major customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. Short-term borrowings were comprised of customer repurchase agreements of $99.6 million and $68.1 million at March 31, 2009 and December 31, 2008, respectively, as well as federal funds purchased from correspondent banks of $22.6 million at March 31, 2009 and $33.4 million at December 31, 2008.
FHLB advances decreased by $7.7 million, or nearly 4%, to $211.0 million at March 31, 2009 from $218.7 million at December 31, 2008. As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.
Other borrowings remained at $75.6 million as of March 31, 2009 when compared to the level at December 31, 2008. Other borrowings consist largely of structured wholesale repurchase agreements which are utilized as an alternative funding source to FHLB advances and customer deposits.
Stockholders’ equity increased $37.3 million from $92.5 million as of December 31, 2008 to $129.8 million as of March 31, 2009. The issuance of preferred stock and common stock warrant as part of the Company’s participation in the TCPP contributed $38.1 million to stockholders’ equity. Refer to Financial Statement Note 8 for detail of the issuance of this preferred stock. Net income attributable to QCR Holdings, Inc. of $84 thousand for the first three months of 2009 increased retained earnings. This increase was more than offset by the declaration of preferred stock dividends totaling $446 thousand. Specifically, $268 thousand represented the quarterly dividends on the outstanding shares of Series B Non-Cumulative Perpetual Preferred Stock at a stated rate of 8.00%, and $178 thousand was the amount of the quarterly dividends on the outstanding shares of Series C Non-Cumulative Perpetual Preferred Stock at a stated rate of 9.50%. Additionally, the available for sale portion of the securities portfolio experienced a decrease in fair value of $746 thousand, net of tax, for the first quarter of 2009 as a result of the increase in long-term interest rates.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $118.5 million as of March 31, 2009. This was an increase of $62.3 million, or 110.6%, from $56.3 million as of December 31, 2008.
The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, FHLB advances, structured wholesale repurchase agreements, brokered certificates of deposit, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan participations or sales. At March 31, 2009, the subsidiary banks had 22 lines of credit totaling $173.9 million, of which $44.4 million was secured and $129.5 million was unsecured. At March 31, 2009, all was available as the subsidiary banks had not drawn any of these available balances. Additionally, as of March 31, 2009, the Company had a single $25.0 million unsecured revolving credit note with a 364-day maturity. The Company had $20.0 million available as it carried an outstanding balance on the note of $5.0 million. The note renewed on April 3, 2009 and the amount of credit was reduced from $25.0 million down to $20.0 million and is now secured.
In recent years, the Company secured additional capital through various resources including approximately $36.1 million through the issuance of trust preferred securities and $58.2 million through the issuance of preferred stock, of which $38.1 million was issued on February 13, 2009 as part of the Company’s participation in the TCPP. The Board of Directors and management believe it was prudent to participate in the TCPP because (1) the cost of capital under this program was significantly lower than the cost of capital otherwise available to the Company at the time, and (2) despite being well-capitalized, additional capital under this program provides the Company additional capacity to meet future capital needs that may arise in this current uncertain econcomic environment. Of the $38.2 million received, the Company deposited $21.6 million into Quad City Bank & Trust, $11.2 million into Cedar Rapids Bank & Trust, and $5.4 million into Rockford Bank & Trust, to provide each of the subsidiary banks with additional liquidity and access to capital to meet the borrowing needs of their local communities. See Financial Statement Note 8 for additional information on the issuance of TCPP preferred stock.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The most recent notification from the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed each institution’s categories. The Company and the subsidiary banks’ actual capital amounts and ratios as of March 31, 2009 and December 31, 2008 are also presented in the table (dollars in thousands):

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of March 31, 2009:
Company:
Total risk-based capital	$177,646	13.18%	$107,839	≥	8.0%	N/A		N/A
Tier 1 risk-based capital	156,474	11.61%	53,919	≥	4.0	N/A		N/A
Leverage ratio	156,474	9.58%	65,310	≥	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$78,957	10.88%	$58,055	≥	8.0%	$72,569	≥	10.00%
Tier 1 risk-based capital	69,869	9.63%	29,028	≥	4.0	43,541	≥	6.00%
Leverage ratio	69,869	7.55%	37,005	≥	4.0	46,256	≥	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$44,274	10.92%	$32,449	≥	8.0%	$40,561	≥	10.00%
Tier 1 risk-based capital	39,193	9.66%	16,224	≥	4.0	24,336	≥	6.00%
Leverage ratio	39,193	8.19%	19,150	≥	4.0	23,937	≥	5.00%
Rockford Bank & Trust:
Total risk-based capital	$24,016	11.50%	$16,701	≥	8.0%	$20,876	≥	10.00%
Tier 1 risk-based capital	21,380	10.24%	8,351	≥	4.0	12,526	≥	6.00%
Leverage ratio	21,380	9.15%	9,349	≥	4.0	11,686	≥	5.00%

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
Rockford Bank & Trust:
Total risk-based capital	$21,483	10.63%	$16,162	≥	8.0%	$20,202	≥	10.00%
Tier 1 risk-based capital	18,943	9.38%	8,081	≥	4.0%	12,121	≥	6.00%
Leverage ratio	18,943	8.65%	8,755	≥	4.0%	10,944	≥	5.00%
On April 21, 2009, the Company declared a common dividend of $0.04 per share, or $181 thousand, which will be paid on July 6, 2009 to common stockholders of record on June 22, 2009. It is the Company’s intention to consider the payment of common dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth; however it believes that operating results have reached a level that can sustain dividends to common stockholders as well.

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
In adjusting the Company’s asset/liability position, the Board of Directors and management attempt to manage the Company’s interest rate risk while maintaining or enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long-term and short-term interest rates, market conditions and competitive factors, the board and management may decide to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin. The Company’s results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-term and short-term interest rates.

Part I
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 200 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at December 31, 2008 demonstrated a 2.30% decrease in net interest income with a 200 basis point increase in interest rates. Due to the status of the current interest rate environment, consideration of any downward shift is not realistic; therefore, the Company didn’t formally quantify any risk for downward shifts in interest rates. The simulation is within the board-established policy limits of a 10% decline in value.
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

Part I
Item 4
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2009. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.
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
Item 1.A. Risk Factors
There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. “Risk Factors,” in the Company’s 2008 Annual Report on Form 10-K. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3 Defaults Upon Senior Securities
None
Item 4 Submission of Matters to a Vote of Security Holders
A special meeting of the Company’s stockholders was held at the main offices of the Company, located at 3551 7th Street, Moline, Illinois 61265, on Wednesday, February 5, 2009, at 11:00 a.m. At the special meeting, the Company submitted one proposal to a vote of the Company’s stockholders, including the holders of the Company’s Common Stock, Series B Non-Cumulative Perpetual Preferred Stock and Series C Non-Cumulative Perpetual Preferred Stock, each voting separately as a single class, as described in the Company’s proxy statement, filed with the Securities and Exchange Commission on January 7, 2009. The proposal voted upon was for the approval of proposed amendments to the Company’s certificate of incorporation to modify the rights and preferences of the Series B Non-Cumulative Perpetual Preferred Stock and Series C Non-Cumulative Perpetual Preferred Stock of the Company.

Part II
PART II — OTHER INFORMATION — continued
Item 4 Submission of Matters to a Vote of Security Holders (continued)
The proposal was approved by the affirmative vote of the holders of a majority of the outstanding shares of each of the Company’s Common Stock, Series B Non-Cumulative Perpetual Preferred Stock and Series C Non-Cumulative Perpetual Preferred Stock. Results of the voting were as follows:

	For	Against	Abstain
Common Stock	2,861,960	97,480	17,500
Series B Non-Cumulative Perpetual Preferred Stock	175	6	5
Series C Non-Cumulative Perpetual Preferred Stock	196	19	0
Item 5 Other Information
None
Item 6 Exhibits
(a) Exhibits

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

10.2	Form of Waiver, executed by each of the Company’s senior executive officers (incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K dated February 13, 2009).

10.3
Form of Omnibus Amendment, executed by the Company and each of the Company’s senior executive officers (incorporated herein by reference to Exhibit 10.3 of Registrant’s Form 8-K dated February 13, 2009).

Part II
PART II — OTHER INFORMATION — continued
Item 6 Exhibits (continued)

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

QCR HOLDINGS, INC. (Registrant)

Date May 11, 2009	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date May 11, 2009	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.