Form 10-Q
period 2009-06-30
QCR HOLDINGS INC
filed 2009-08-10
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 1, 2009, the Registrant had outstanding 4,546,990 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$26,912,711	$33,464,074
Federal funds sold	11,672,135	20,695,898
Interest-bearing deposits at financial institutions	40,547,373	2,113,904

Securities held to maturity, at amortized cost	350,000	350,000
Securities available for sale, at fair value	321,111,319	255,726,415

Total securities	321,461,319	256,076,415

Loans receivable held for sale	7,007,416	7,377,648
Loans/leases receivable held for investment	1,218,842,608	1,207,311,984

Gross loans/leases receivable	1,225,850,024	1,214,689,632
Less allowance for estimated losses on loans/leases	(22,494,949)	(17,809,170)

Net loans/leases receivable	1,203,355,075	1,196,880,462

Premises and equipment, net	30,676,180	31,389,267
Goodwill	3,222,688	3,222,688
Accrued interest receivable	7,569,223	7,835,835
Bank-owned life insurance	28,064,037	27,450,751
Other assets	27,375,811	26,499,720

Total assets	$1,700,856,552	$1,605,629,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$155,550,851	$161,126,120
Interest-bearing	873,485,374	897,832,478

Total deposits	1,029,036,225	1,058,958,598

Short-term borrowings	138,945,235	101,456,950
Federal Home Loan Bank advances	209,350,000	218,695,000
Other borrowings	140,069,939	75,582,634
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	20,189,897	22,355,661

Total liabilities	1,573,676,296	1,513,133,843

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; shares authorized 250,000 June 2009 - 38,805 shares issued and outstanding December 2008 - 568 shares issued and outstanding	38,805	568
Common stock, $1 par value; shares authorized 10,000,000 June 2009 - 4,663,141 shares issued and 4,541,895 outstanding December 2008 - 4,630,883 shares issued and 4,509,637 outstanding	4,663,141	4,630,883
Additional paid-in capital	81,904,170	43,090,268
Retained earnings	38,195,096	40,893,304
Accumulated other comprehensive income	2,346,338	3,628,360
Noncontrolling interests	1,639,216	1,858,298

	128,786,766	94,101,681
Treasury Stock	1,606,510	1,606,510
June 2009 - 121,246 common shares, at cost
December 2008 - 121,246 common shares, at cost

Total stockholders’ equity	127,180,256	92,495,171

Total liabilities and stockholders’ equity	$1,700,856,552	$1,605,629,014

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended June 30,

	2009	2008
Interest and dividend income:
Loans/leases, including fees	$18,096,027	$18,049,992
Securities:
Taxable	2,746,713	2,641,149
Nontaxable	250,129	239,738
Interest-bearing deposits at financial institutions	91,461	52,934
Federal funds sold	37,309	16,755

Total interest and dividend income	21,221,639	21,000,568

Interest expense:
Deposits	4,902,763	5,737,449
Short-term borrowings	193,287	907,898
Federal Home Loan Bank advances	2,269,321	1,997,740
Other borrowings	1,137,471	598,814
Junior subordinated debentures	513,951	566,928

Total interest expense	9,016,793	9,808,829

Net interest income	12,204,846	11,191,739

Provision for loan/lease losses	4,875,745	1,355,343

Net interest income after provision for loan/lease losses	7,329,101	9,836,396

Non-interest income:
Credit card issuing fees, net of processing costs	292,885	242,603
Trust department fees	701,314	847,413
Deposit service fees	788,043	787,447
Gains on sales of loans, net	673,212	322,793
Other-than-temporary impairment losses on securities	(192,014)	—
Gains on sales of foreclosed assets	186,697	4,584
Earnings on bank-owned life insurance	322,246	279,021
Investment advisory and management fees, gross	351,367	671,373
Other	379,040	498,744

Total non-interest income	3,502,790	3,653,978

Non-interest expense:
Salaries and employee benefits	7,081,337	6,580,978
Professional and data processing fees	1,202,696	1,135,899
Advertising and marketing	207,353	340,113
Occupancy and equipment expense	1,272,915	1,204,546
Stationery and supplies	146,739	132,351
Postage and telephone	291,518	222,661
Bank service charges	114,583	140,174
FDIC and other insurance	1,470,701	314,921
Other	634,720	415,945

Total non-interest expense	12,422,562	10,487,588

Income (loss) from continuing operations before income taxes	(1,590,671)	3,002,786
Federal and state income tax expense (benefit) from continuing operations	(831,159)	873,178

Income (loss) from continuing operations	(759,512)	2,129,608
(continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (continued)
Three Months Ended June 30,

	2009	2008
Discontinued operations (Note 2):
Operating income from merchant credit card acquiring business	—	149,127
Operating loss from First Wisconsin Bank & Trust	—	(537,001)

Loss from discontinued operations before income taxes	—	(387,874)
Federal and state income tax benefit from discontinued operations	—	(158,990)

Loss from discontinued operations	—	(228,884)

Net income (loss)	$(759,512)	$1,900,724
Less: Net income attributable to noncontrolling interests	60,932	128,435

Net income (loss) attributable to QCR Holdings, Inc.	$(820,444)	$1,772,289

Amounts attributable to QCR Holdings, Inc.:
Income (loss) from continuing operations	$(820,444)	$2,001,173
Loss from discontinued operations	—	(228,884)

Net income (loss)	$(820,444)	$1,772,289

Less: Preferred stock dividends and discount accretion	1,085,202	446,125

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$(1,905,646)	$1,326,164

Basic earnings (loss) per common share (Note 3):
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	(0.42)	0.34
Loss from discontinued operations attributable to QCR Holdings, Inc.	—	(0.05)

Net income (loss) attributable to QCR Holdings, Inc.	$(0.42)	$0.29

Diluted earnings (loss) per common share (Note 3):
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	(0.42)	0.34
Loss from discontinued operations attributable to QCR Holdings, Inc.	—	(0.05)

Net income (loss) attributable to QCR Holdings, Inc.	$(0.42)	$0.29

Weighted average common shares outstanding	4,540,854	4,611,751
Weighted average common and common equivalent shares outstanding	4,540,854	4,634,705

Cash dividends declared per common share	$0.04	$0.04
See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Six Months Ended June 30,

	2009	2008
Interest and dividend income:
Loans/leases, including fees	$36,172,082	$36,313,434
Securities:
Taxable	5,366,750	5,275,571
Nontaxable	502,542	483,615
Interest-bearing deposits at financial institutions	110,256	147,199
Federal funds sold	56,146	41,948

Total interest and dividend income	42,207,776	42,261,767

Interest expense:
Deposits	10,229,736	12,559,866
Short-term borrowings	359,008	2,067,215
Federal Home Loan Bank advances	4,529,967	3,939,540
Other borrowings	1,891,781	1,168,984
Junior subordinated debentures	1,032,387	1,197,906

Total interest expense	18,042,879	20,933,511

Net interest income	24,164,897	21,328,256

Provision for loan/lease losses	9,234,288	2,339,583

Net interest income after provision for loan/lease losses	14,930,609	18,988,673

Non-interest income:
Credit card issuing fees, net of processing costs	538,750	506,337
Trust department fees	1,419,429	1,768,674
Deposit service fees	1,615,017	1,503,939
Gains on sales of loans, net	1,085,123	662,647
Other-than-temporary impairment losses on securities	(206,369)	—
Gains on sales of foreclosed assets	186,697	4,584
Earnings on bank-owned life insurance	613,286	546,025
Investment advisory and management fees, gross	702,412	1,086,017
Other	987,189	989,889

Total non-interest income	6,941,534	7,068,112

Non-interest expense:
Salaries and employee benefits	13,845,947	12,833,840
Professional and data processing fees	2,356,185	2,266,908
Advertising and marketing	452,882	594,844
Occupancy and equipment expense	2,594,007	2,464,341
Stationery and supplies	277,849	252,774
Postage and telephone	519,283	471,812
Bank service charges	236,875	271,016
FDIC and other insurance	2,089,896	633,033
Other	1,147,782	767,659

Total non-interest expense	23,520,706	20,556,227

Income (loss) from continuing operations before income taxes	(1,648,563)	5,500,558
Federal and state income tax expense (benefit) from continuing operations	(1,124,841)	1,541,200

Income (loss) from continuing operations	(523,722)	3,959,358
(continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (continued)
Six Months Ended June 30,

	2009	2008
Discontinued operations (Note 2):
Operating income from merchant credit card acquiring business	—	241,680
Operating loss from First Wisconsin Bank & Trust	—	(2,208,056)

Loss from discontinued operations before income taxes	—	(1,966,376)
Federal and state income tax benefit from discontinued operations	—	(734,578)

Loss from discontinued operations	—	(1,231,798)

Net income (loss)	$(523,722)	$2,727,560
Less: Net income attributable to noncontrolling interests	212,378	268,827

Net income (loss) attributable to QCR Holdings, Inc.	$(736,100)	$2,458,733

Amounts attributable to QCR Holdings, Inc.:
Income (loss) from continuing operations	$(736,100)	$3,690,531
Loss from discontinued operations	—	(1,231,798)

Net income (loss)	$(736,100)	$2,458,733

Less: Preferred stock dividends and discount accretion	1,780,930	892,250

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$(2,517,030)	$1,566,483

Basic earnings (loss) per common share (Note 3):
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	(0.56)	0.61
Loss from discontinued operations attributable to QCR Holdings, Inc.	—	(0.27)

Net income (loss) attributable to QCR Holdings, Inc.	$(0.56)	$0.34

Diluted earnings (loss) per common share (Note 3):
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	(0.56)	0.60
Loss from discontinued operations attributable to QCR Holdings, Inc.	—	(0.27)

Net income (loss) attributable to QCR Holdings, Inc.	$(0.56)	$0.34

Weighted average common shares outstanding	4,532,353	4,606,959
Weighted average common and common equivalent shares outstanding	4,532,353	4,642,629

Cash dividends declared per common share	$0.04	$0.04
See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2009

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income	Interests	Stock	Total
Balance December 31, 2008	$568	$4,630,883	$43,090,268	$40,893,304	$3,628,360	$1,858,298	$(1,606,510)	$92,495,171
Comprehensive income (loss):
Net income	—	—	—	84,344	—	151,446	—	235,790
Other comprehensive loss, net of tax	—	—	—	—	(745,735)	—	—	(745,735)

Comprehensive loss								(509,945)

Preferred cash dividends declared	—	—	—	(446,125)	—	—	—	(446,125)
Proceeds from issuance of 38,237 shares of preferred stock and common stock warrant	38,237	—	38,014,586	—	—	—	—	38,052,823
Proceeds from issuance of 5,821 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	—	5,821	46,568	—	—	—	—	52,389
Stock compensation expense	—	—	246,201	—	—	—	—	246,201
Restricted stock awards	—	15,908	(15,908)	—	—	—	—	—
Distributions to noncontrolling interest partners	—	—	—	—	—	(96,971)	—	(96,971)

Balance March 31, 2009	$38,805	$4,652,612	$81,381,715	$40,531,523	$2,882,625	$1,912,773	$(1,606,510)	$129,793,543

Comprehensive income (loss):
Net income (loss)	—	—	—	(820,444)	—	60,932	—	(759,512)
Other comprehensive loss, net of tax	—	—	—	—	(536,287)	—	—	(536,287)

Comprehensive loss								(1,295,799)

Common cash dividends declared $0.04 per share	—	—	—	(181,178)	—	—	—	(181,178)
Preferred cash dividends declared	—	—	—	(934,709)	—	—	—	(934,709)
Cumulative preferred dividends accrued and discount accretion	—	—	400,096	(400,096)	—	—	—	—
Proceeds from issuance of 11,359 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	—	11,359	67,858	—	—	—	—	79,217
Exchange of 830 shares of common stock in connection with payroll taxes for restricted stock	—	(830)	(6,889)	—	—	—	—	(7,719)
Stock compensation expense	—	—	140,350	—	—	—	—	140,350
Purchase of noncontrolling interests	—	—	(78,960)	—	—	(231,040)	—	(310,000)
Distributions to noncontrolling interest partners	—	—	—	—	—	(103,449)	—	(103,449)

Balance June 30, 2009	$38,805	$4,663,141	$81,904,170	$38,195,096	$2,346,338	$1,639,216	$(1,606,510)	$127,180,256

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2008

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Earnings	Income	Interests	Total
Balance December 31, 2007	$568	$4,597,744	$42,317,374	$36,338,566	$2,811,540	$1,720,683	$87,786,475
Comprehensive income:
Net income	—	—	—	686,444	—	140,392	826,836
Other comprehensive income, net of tax	—	—	—	—	1,808,101	—	1,808,101

Comprehensive income							2,634,937

Preferred cash dividends declared	—	—	—	(446,125)	—	—	(446,125)
Proceeds from issuance of 4,373 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	—	4,373	45,686	—	—	—	50,059
Proceeds from issuance of 1,732 shares of common stock as a result of stock options exercised	—	1,732	15,839	—	—	—	17,571
Tax benefit of nonqualified stock options exercised	—	—	717	—	—	—	717
Stock compensation expense	—	—	99,922	—	—	—	99,922
Distributions to noncontrolling interest partners	—	—	—	—	—	(104,630)	(104,630)

Balance March 31, 2008	$568	$4,603,849	$42,479,538	$36,578,885	$4,619,641	$1,756,445	$90,038,926

Comprehensive income:
Net income	—	—	—	1,772,289	—	128,435	1,900,724
Other comprehensive loss, net of tax	—	—	—	—	(3,134,185)	—	(3,134,185)

Comprehensive loss	—	—	—	—	—	—	(1,233,461)

Common cash dividends declared $0.04 per share	—	—	—	(184,585)	—	—	(184,585)
Preferred cash dividends declared	—	—	—	(446,125)	—	—	(446,125)
Proceeds from issuance of 7,501 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	—	7,501	88,700	—	—	—	96,201
Proceeds from issuance of 5,499 shares of common stock as a result of stock options exercised	—	5,499	66,004	—	—	—	71,503
Exchange of 1,933 shares of common stock in connection with options exercised	—	(1,933)	(27,284)	—	—	—	(29,217)
Tax benefit of nonqualified stock options exercised	—	—	863	—	—	—	863
Stock compensation expense	—	—	117,576	—	—	—	117,576
Issuance of 5,000 shares of restricted stock	—	5,000	(5,000)	—	—	—	—
Distributions to noncontrolling interest partners	—	—	—	—	—	(2,065)	(2,065)

Balance June 30, 2008	$568	$4,619,916	$42,720,397	$37,720,464	$1,485,456	$1,882,815	$88,429,616

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(736,100)	$2,458,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,463,982	1,245,678
Provision for loan/lease losses related to continuing operations	9,234,288	2,339,583
Provision for loan/lease losses related to discontinued operations	—	1,515,000
Amortization of offering costs on subordinated debentures	7,158	7,158
Stock-based compensation expense	351,329	141,531
Net income attributable to noncontrolling interests	212,378	268,827
Amortization of premiums on securities, net	656,308	16,931
Gain on sale of foreclosed assets	(186,697)	(4,584)
Other-than-temporary impairment losses on securities	206,369	—
Loans originated for sale	(95,597,081)	(53,801,338)
Proceeds on sales of loans	97,052,436	56,359,175
Net gains on sales of loans	(1,085,123)	(662,647)
(Increase) decrease in accrued interest receivable	266,612	(117,558)
Increase in other assets	(772,163)	(2,011,351)
Decrease in other liabilities	(2,126,685)	(5,337,286)

Net cash provided by operating activities	$8,947,011	$2,417,852

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	9,023,763	730,491
Net (increase) decrease in interest-bearing deposits at financial institutions	(38,433,469)	2,761,517
Proceeds from sale of foreclosed assets	736,697	97,710
Activity in securities portfolio:
Purchases	(156,609,079)	(69,084,882)
Calls, maturities and redemptions	88,259,205	56,599,881
Paydowns	180,581	435,480
Increase in cash value of bank-owned life insurance	(613,286)	(602,121)
Increase in loans/leases originated and held for investment	(16,300,949)	(96,637,321)
Purchase of premises and equipment	(750,895)	(1,300,914)
Net increase in cash related to discontinued operations, held for sale	—	(1,990,890)

Net cash used in investing activities	$(114,507,432)	$(108,991,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(29,922,373)	52,663,795
Net increase in short-term borrowings	37,488,285	19,799,290
Activity in Federal Home Loan Bank advances:
Advances	—	35,145,000
Payments	(9,345,000)	(13,265,006)
Net increase in other borrowings	64,487,305	17,440,647
Tax benefit of nonqualified stock options exercised	—	1,580
Payment of cash dividends	(1,565,869)	(898,035)
Proceeds from issuance of preferred stock and common stock warrant, net	38,052,823	—
Proceeds from issuance of common stock, net	123,887	206,117
Purchase of noncontrolling interest	(310,000)	—

Net cash provided by financing activities	$99,009,058	$111,093,388

Net increase (decrease) in cash and due from banks	(6,551,363)	4,520,191
Cash and due from banks, beginning	33,464,074	40,490,000

Cash and due from banks, ending	$26,912,711	$45,010,191

Supplemental disclosure of cash flow information, cash payments for:
Interest	$18,806,850	$22,008,679

Income/franchise taxes	$1,722,968	$1,366,883

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains (losses) on securities available for sale, net	$(1,282,022)	$(1,326,084)

Transfers of loans to other real estate owned	$221,816	$284,934

See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation : The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2008, including QCR Holdings, Inc.’s (the “Company”) Form 10-K filed with the Securities and Exchange Commission on March 6, 2009. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.
The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim periods ended June 30, 2009, are not necessarily indicative of the results expected for the year ending December 31, 2009.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include three state-chartered commercial banks: Quad City Bank & Trust Company (“QCBT”), Cedar Rapids Bank & Trust Company (“CRBT”), and Rockford Bank & Trust Company (“RB&T”); and Quad City Bancard, Inc. (“Bancard”) which provides cardholder credit card processing services. The Company also engages in direct financing lease contracts through its 80% equity investment in m2 Lease Funds, LLC (“m2 Lease Funds”), and in real estate holdings through its 73% equity investment in Velie Plantation Holding Company, LLC (“Velie Plantation Holding Company”). All material intercompany transactions and balances have been eliminated in consolidation.
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
Subsequent events : The Company has evaluated all subsequent events through August 10, 2009, the date of issuance of these financial statements.
Stock-based compensation plans : Please refer to Note 14 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, for information related to the Company’s stock option and incentive plans, stock purchase plan, and stock appreciation rights (“SARs”).

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
The Company accounts for stock-based compensation in accordance with the Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. Stock-based compensation expense totaled $351 thousand and $142 thousand for the six months ended June 30, 2009 and 2008, respectively. A key component in the calculation of stock-based compensation expense is the market price of the Company’s stock.
Preferred stock and common stock warrant : As more fully described in Note 8, during the first quarter the Company issued preferred stock and a common stock warrant to the U.S. Department of Treasury (“Treasury”) as a result of the Company’s participation in the Treasury Capital Purchase Program (“TCPP”), which are classified in stockholders’ equity on the consolidated balance sheet. The outstanding preferred stock has similar characteristics of an “Increasing Rate Security” as described by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock (“SAB No. 68”). The proceeds received in conjunction with the issuance of the preferred stock and common stock warrant were allocated to preferred stock and additional paid-in-capital based on their relative fair values. Discounts on the increasing rate preferred stock are amortized over the expected life of the preferred stock (5 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount at the time of issuance is computed as the present value of the difference between dividends that will be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities. The amortization in each period is the amount which, together with the stated dividend in the period results in a constant rate of effective cost with regard to the carrying amount of the preferred stock.
Common stock warrants are evaluated for liability and equity treatment. The common stock warrant outstanding is carried as additional paid-in-capital in stockholders’ equity until exercised or expired. This is consistent with the view of both the SEC and Financial Accounting Standards Board (“FASB”) as each withheld objection to classification of such warrants as permanent equity. This view is also consistent with the objective of the TCPP that equity in these securities should be considered part of equity for regulatory reporting purposes. The fair value of the common stock warrant used in allocating total proceeds received was determined using the Black-Scholes option pricing model.
Other-than-temporary impairment : Securities available for sale are reported at fair value, with the unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes. Available for sale debt and equity securities are evaluated to determine whether declines in fair value below their amortized cost are other-than-temporary. In estimating other-than-temporary impairment losses on debt securities, management considers a number of factors including, but not limited to, (1) the length of time and extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) the current market conditions, and (4) the intent of the Company to not sell the security or whether it is more-likely-than-not that the Company will be required to sell the security before its anticipated recovery. See Note 3 for additional information regarding securities available for sale and the evaluation of other-than-temporary impairment.
Recent accounting developments : On June 29, 2009, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity of US GAAP. SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superceded. The Company will adopt SFAS No. 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s financial statements taken as a whole.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
On June 12, 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”), and SFAS No. 167, Amendments to FASB Interpretation No. 46(R)(“SFAS No. 167”), which change the way entities account for securitizations and special-purpose entities.
SFAS No. 166 is a revision to FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to risks related to transferred financial assets. SFAS No. 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.
SFAS No. 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.
Both SFAS No. 166 and SFAS No. 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that beings after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of SFAS No. 166 shall be applied to transfers that occur on or after the effective date. The Company will adopt both SFAS No. 166 and SFAS No. 167 on January 1, 2010, as required. The Company has not determined the impact the adoption may have on its consolidated financial statements.
On May 28, 2009, FASB issued SFAS No. 165, Subsequent Event (“SFAS No. 165”). Under SFAS No. 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS No. 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
On April 9, 2009, FASB issued three final Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements , when the volume and level of activity for the asset or liability have decreased significantly. FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.
All three Staff Positions are effective for interim and annual periods ending after June 15, 2009. Entities were permitted to early adopt these Staff Positions for interim and annual periods ending after March 15, 2009, but had to adopt all three Staff Positions concurrently. The Company adopted these Staff Positions for the quarterly reporting period ending June 30, 2009, as required. See Note 7 for additional information regarding fair value measurements of financial assets and liabilities, and Note 3 for additional information for investment securities. The adoption of these Staff Positions did not have a material impact on the Company’s consolidated financial statements taken as a whole.
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
The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on the consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s consolidated financial statements.
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

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
On December 31, 2008, the Company solid its Milwaukee subsidiary, First Wisconsin Bank & Trust Company (“FWBT”), for $13.7 million which resulted in a gain on sale, net of taxes and related expenses, of approximately $356 thousand. The 2008 financial results associated with FWBT have been reflected as discontinued operations. There is no 2009 activity.
Please refer to Note 2 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, for information related to the Company’s discontinued operations.
NOTE 3 — INVESTMENT SECURITIES
The amortized cost and fair value of investment securities as of June 30, 2009 and December 31, 2008 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
June 30, 2009:
Securities held to maturity, other bonds	$350,000	$—	$—	$350,000

Securities available for sale:
U.S. Treasury securities	$3,202,355	$13,648	$—	$3,216,003
U.S. govt. sponsored agency securities	287,320,799	4,191,369	(720,657)	290,791,511
Mortgage-backed securities	661,777	22,371	—	684,148
Municipal securities	24,316,738	531,958	(192,420)	24,656,276
Trust preferred securities	200,000	—	(61,238)	138,762
Other securities	1,609,991	17,791	(3,163)	1,624,619

	$317,311,660	$4,777,137	$(977,478)	$321,111,319

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
December 31, 2008:
Securities held to maturity, other bonds	$350,000	$—	$—	$350,000

Securities available for sale:
U.S. Treasury securities	$4,318,194	$71,351	$—	$4,389,545
U.S. govt. sponsored agency securities	220,560,286	5,773,091	(90,217)	226,243,160
Mortgage-backed securities	802,485	6,071	(1,417)	807,139
Municipal securities	23,259,460	307,946	(219,181)	23,348,225
Trust preferred securities	200,000	—	(35,000)	165,000
Other securities	1,132,763	18,045	(377,462)	773,346

	$250,273,188	$6,176,504	$(723,277)	$255,726,415

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2009 and December 31, 2008, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2009:
Securities available for sale:
U.S. govt. sponsored agency securities	$82,835,976	$(720,657)	$—	$—	$82,835,976	$(720,657)
Mortgage-backed securities	—	—	—	—	—	—
Municipal securities	6,639,635	(93,151)	1,026,479	(99,269)	7,666,114	(192,420)
Trust preferred securities	—	—	138,762	(61,238)	138,762	(61,238)
Other securities	5,884	(1,397)	1,484	(1,766)	7,368	(3,163)

Total Portfolio	$89,481,495	$(815,205)	$1,166,725	$(162,273)	$90,648,220	$(977,478)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2008:
Securities available for sale:
U.S. govt. sponsored agency securities	$8,003,720	$(90,217)	$—	$—	$8,003,720	$(90,217)
Mortgage-backed securities	630,974	(1,417)	—	—	630,974	(1,417)
Municipal securities	8,001,415	(219,181)	—	—	8,001,415	(219,181)
Trust preferred securities	165,000	(35,000)	—	—	165,000	(35,000)
Other securities	84,264	(57,316)	407,630	(320,146)	491,894	(377,462)

Total Portfolio	$16,885,373	$(403,131)	$407,630	$(320,146)	$17,293,003	$(723,277)

At June 30, 2009, the investment portfolio included 328 securities. Of this number, 83 securities have current unrealized losses; 5 of which have existed for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company has the intent to not sell the security and/or it is not likely that the Company will be required to sell the debt security before its anticipated recovery. At June 30, 2009 and December 31, 2008, the Company’s equity securities represent less than 1% of the total portfolio.
Declines in fair value of debt securities below their amortized cost basis that are deemed to be other- than temporary impairment are carried at fair value. Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component being recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the debt security will be recovered, by comparing the present value of cash flows expected to be collected from the debt security, computed using original yield as the discount rate, to the amortized cost basis of the debt security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”
The Company has not recognized other-than-temporary impairment on any debt securities for the three and six months ended June 30, 2009.
Should the impairment of any of the equity securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net earnings in the period which the other-than-temporary impairment is identified.
For the six months ended June 30, 2009, the Company’s evaluation determined that 11 publicly-traded equity securities experienced declines in fair value that were other-than-temporary. As a result, the Company wrote down the value of these securities and recognized losses in the amount of $206 thousand. For the three months ended June 30, 2009, the Company’s evaluation determined 10 publicly-traded equity securities experienced declines in fair value that were other-than-temporary which resulted in recognition of impairment losses totalling $192 thousand.
For the three and six months ended June 30, 2009 and 2008, there were no sales of investment securities.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
The amortized cost and fair value of securities as of June 30, 2009 by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.

	Amortized
	Cost	Fair Value
Securities held to maturity:
Due in one year or less	$50,000	$50,000
Due after one year through five years	250,000	250,000
Due after five years	50,000	50,000

	$350,000	$350,000

Securities available for sale:
Due in one year or less	$13,983,706	$14,177,334
Due after one year through five years	119,286,998	120,699,839
Due after five years	181,769,188	183,925,379

	$315,039,892	$318,802,552
Mortgage-backed securities	661,777	684,148
Other securities	1,609,991	1,624,619

	$317,311,660	$321,111,319

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 4 — EARNINGS PER SHARE
The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(759,512)	$1,900,724	$(523,722)	$2,727,560
Less: Net income attributable to noncontrolling interests	60,932	128,435	212,378	268,827

Net income (loss) attributable to QCR Holdings, Inc.	$(820,444)	$1,772,289	$(736,100)	$2,458,733

Amounts attributable to QCR Holdings, Inc.:
Income (loss) from continuing operations	$(820,444)	$2,001,173	$(736,100)	$3,690,531
Loss from discontinued operations	—	(228,884)	—	(1,231,798)

Net income	$(820,444)	$1,772,289	$(736,100)	$2,458,733

Less: Preferred stock dividends	1,085,202	446,125	1,780,930	892,250

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$(1,905,646)	$1,326,164	$(2,517,030)	$1,566,483

Basic earnings (loss) per common share:
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	(0.42)	0.34	(0.56)	0.61
Loss from discontinued operations attributable to QCR Holdings, Inc.	—	(0.05)	—	(0.27)

Net income (loss) attributable to QCR Holdings, Inc.	$(0.42)	$0.29	$(0.56)	$0.34

Diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	(0.42)	0.34	(0.56)	0.60
Loss from discontinued operations attributable to QCR Holdings, Inc.	—	(0.05)	—	(0.27)

Net income (loss) attributable to QCR Holdings, Inc.	$(0.42)	$0.29	$(0.56)	$0.34

Weighted average common shares outstanding	4,540,854	4,611,751	4,532,353	4,606,959
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	N/A*	22,954	N/A*	35,670

Weighted average common and common equivalent shares outstanding	N/A*	4,634,705	N/A*	4,642,629
*	In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, the common equivalent shares are not considered in calculating diluted earnings per share as the numerator is a net loss.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 5 — BUSINESS SEGMENT INFORMATION
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
First Wisconsin Bank & Trust is accounted for as discontinued bank operations and the related 2008 financial information has been properly excluded where appropriate. FWBT’s assets held for sale at June 30, 2008 are reported in the All Other segment.
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
The Company’s All Other segment includes the operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds. This segment includes the corporate operations of the parent and the 73% owned real estate holding operations of Velie Plantation Holding Company.
Selected financial information on the Company’s business segments is presented as follows for the three months and six months ended June 30, 2009 and 2008.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
QCR HOLDINGS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA — BUSINESS SEGMENTS
Three Months and Six Months Ended June 30, 2009 and 2008

	Commercial Banking
	Quad City	Cedar Rapids	Rockford	Credit Card	Trust		Intercompany	Consolidated
	Bank & Trust	Bank & Trust	Bank & Trust	Processing	Management	All other	Eliminations	Total
Three Months Ended June 30, 2009
Total Revenue	$13,362,474	$7,434,827	$3,457,510	$62,863	$701,314	$388,957	$(683,516)	$24,724,429
Net Interest Income	$7,323,529	$3,940,950	$1,539,535	$33,290	$—	$(599,168)	$(33,290)	$12,204,846
Net Income (Loss) from Continuing Operations Attributable to QCR Holdings, Inc.	$966,720	$447,419	$(771,359)	$(110,022)	$118,428	$(763,131)	$(708,499)	$(820,444)
Total Assets	$953,481,386	$503,611,842	$255,483,517	$285,528	$—	$177,543,585	$(189,549,306)	$1,700,856,552
Provision for Loan/Lease Losses	$1,996,276	$1,350,000	$1,325,000	$204,469	$—	$—	$—	$4,875,745
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$—	$3,222,688

Three Months Ended June 30, 2008
Total Revenue	$14,213,161	$6,619,146	$2,902,937	$742,369	$847,413	$2,974,274	$(3,644,754)	$24,654,546
Net Interest Income	$7,396,473	$3,248,215	$1,264,472	$114,414	$—	$(686,586)	$(145,249)	$11,191,739
Net Income from Continuing Operations Attributable to QCR Holdings, Inc.	$2,141,340	$895,363	$(41,640)	$167,999	$206,865	$1,871,751	$(3,240,505)	$2,001,173
Total Assets	$896,709,426	$412,285,925	$190,405,124	$1,314,792	$—	$140,252,947	$(57,206,491)	$1,583,761,723
Provision for Loan/Lease Losses	$791,990	$250,558	$249,000	$63,795	$—	$—	$—	$1,355,343
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$—	$3,222,688

Six Months Ended June 30, 2009
Total Revenue	$26,458,957	$14,337,270	$6,850,521	$308,728	$1,419,429	$1,713,532	$(1,939,127)	$49,149,310
Net Interest Income	$14,705,465	$7,694,949	$3,035,506	$132,573	$—	$(1,271,023)	$(132,573)	$24,164,897
Net Income (Loss) from Continuing Operations Attributable to QCR Holdings, Inc.	$2,302,750	$877,789	$(1,334,792)	$(307,644)	$280,848	$(601,263)	$(1,953,788)	$(736,100)
Total Assets	$953,481,386	$503,611,842	$255,483,517	$285,528	$—	$177,543,585	$(189,549,306)	$1,700,856,552
Provision for Loan/Lease Losses	$3,730,466	$2,500,000	$2,386,000	$617,822	$—	$—	$—	$9,234,288
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$—	$3,222,688

Six Months Ended June 30, 2008
Total Revenue	$28,422,701	$13,159,208	$5,736,794	$1,006,103	$1,768,674	$4,944,116	$(5,707,717)	$49,329,879
Net Interest Income	$14,305,426	$6,120,475	$2,356,848	$235,747	$—	$(1,412,048)	$(278,192)	$21,328,256
Net Income from Continuing Operations Attributable to QCR Holdings, Inc.	$4,150,041	$1,519,968	$(87,529)	$214,155	$451,326	$2,615,168	$(5,172,598)	$3,690,531
Total Assets	$896,709,426	$412,285,925	$190,405,124	$1,314,792	$—	$140,252,947	$(57,206,491)	$1,583,761,723
Provision for Loan/Lease Losses	$1,375,589	$443,268	$429,000	$91,726	$—	$—	$—	$2,339,583
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$—	$3,222,688

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 6 — COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company’s subsidiary banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit, and standby letters of credit.
As of June 30, 2009 and December 31, 2008, commitments to extend credit aggregated were $461.6 million and $494.8 million, respectively. As of June 30, 2009 and December 31, 2008, standby, commercial and similar letters of credit aggregated were $16.8 million and $15.2 million, respectively. Management does not expect that all of these commitments will be funded.
Contractual obligations and other commitments were presented in the Company’s 2008 Annual Report on Form 10-K. There have been no material changes in the Company’s contractual obligations and other commitments since that report was filed.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 7 — FAIR VALUE
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
3.	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement
Assets measured at fair value on a recurring basis comprise the following at June 30, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	Fair Value	(Level 1)	(Level 2)	Inputs (Level 3)

Securities available for sale:
U.S. Treasury securities	$3,216,003	$—	$3,216,003	$—
U.S. govt. sponsored agency securities	290,791,511	—	290,791,511	—
Mortgage-backed securities	684,148	—	684,148	—
Municipal securities	24,656,276	—	24,656,276	—
Trust preferred securities	138,762	—	138,762	—
Other securities	1,624,619	567,831	1,056,788	—

	$321,111,319	$567,831	$320,543,488	$—

A small portion of the securities available for sale portfolio consists of common stocks issued by various unrelated bank holding companies. The fair values used by the Company are obtained from an independent pricing service and represent quoted market prices for the identical securities (Level 1 inputs).
The large majority of the securities available for sale portfolio consists of U.S. government sponsored agency securities for which the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
Certain financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis were not significant at June 30, 2009.
The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	As of June 30, 2009		As of December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and due from banks	$26,912,711	$26,912,711	$33,464,074	$33,464,074
Federal funds sold	11,672,135	11,672,135	20,695,898	20,695,898
Interest-bearing deposits at financial institutions	40,547,373	40,547,373	2,113,904	2,113,904
Investment securities:
Held to maturity	350,000	350,000	350,000	350,000
Available for sale	321,111,319	321,111,319	255,726,415	255,726,415
Loans/leases receivable, net	1,203,355,075	1,196,521,000	1,196,880,462	1,189,382,000
Accrued interest receivable	7,569,223	7,569,223	7,835,835	7,835,835
Deposits	1,029,036,225	1,014,575,000	1,058,958,598	1,067,480,000
Short-term borrowings	138,945,235	138,945,235	101,456,950	101,456,950
Federal Home Loan Bank advances	209,350,000	223,662,000	218,695,000	235,309,000
Other borrowings	140,069,939	146,884,000	75,582,634	78,472,000
Accrued interest payable	3,775,151	3,775,151	4,539,122	4,539,122
The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument. These instruments include: cash and due from banks, federal funds sold, interest-bearing deposits at financial institutions, accrued interest receivable and payable, demand and other non-maturity deposits, and short-term borrowings. The Company used the following methods and assumptions in estimating the fair value of the following instruments:
Loans/leases receivable: The fair values for variable rate loans equal their carrying values. The fair values for all other types of loans/leases are estimated using discounted cash flow analyses, using interest rates currently being offered for loans/leases with similar terms to borrowers with similar credit quality. The fair value of loans held for sale is based on quoted market prices of similar loans sold on the secondary market.
Deposits: The fair values disclosed for demand and other non-maturity deposits equal their carrying amounts, which represent the amount payable on demand. Fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregate expected monthly maturities on time deposits.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
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
Commitments to extend credit: The fair value of these instruments is not material.
NOTE 8 — ISSUANCE OF SERIES D PREFERRED STOCK AND COMMON STOCK WARRANT
On February 13, 2009, the Company issued 38,237 shares of Series D Preferred Stock to Treasury for an aggregate purchase price of $38,237,000. The sale of Series D Preferred Stock was a result of the Company’s participation in the TCPP. This sale also included the issuance of a warrant (“Warrant”) that allows Treasury to purchase up to 521,888 shares of common stock at an exercise price of $10.99 per share.
The Warrant has a ten-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.99 per share of the Common Stock. As of June 30, 2009, there had been no changes to the number of common shares covered by the Warrant nor had the Treasury exercised any portion of the Warrant.
The Series D Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. Prior to the third anniversary of Treasury’s purchase of the Series D Preferred Stock, unless the Series D Preferred Stock has been redeemed or Treasury has transferred all of the Series D Preferred Stock to one or more third parties, the consent of Treasury will be required for the Company to: (i) increase the dividends paid on its Common Stock; or (ii) repurchase its Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice. The Series D Preferred Stock will be non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series D Preferred Stock.
Treasury has the ability to unilaterally amend the TCPP documents at any time to comply with changes in the law, and as a result, the terms of the TCPP could change.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was signed into law, which contains provisions that significantly impact TCPP recipients both retroactively and prospectively. Restrictions on repayment, including the Tier 1 qualified capital raise requirement, have been removed allowing institutions to repay the TCPP funds, in whole or in part, upon consultation and approval from the Company’s primary federal banking regulator. If the Treasury is repaid, it will liquidate the warrant it holds at the fair market value. The Stimulus Bill has also imposed more strict compensation limitations and expands the number of executives covered based upon the amount of TCPP funds received. These provisions will apply to existing and future TCPP recipients for periods the TCPP capital is outstanding.
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
The Company calculated a discount on the Series D Preferred Stock in the amount of $2.4 million, which will be amortized over a 5 year period. The effective cost on the Series D Preferred Stock, including the accretion of the discount, is approximately 6.23%. In determining net income (loss) attributable to the Company’s common stockholders, the periodic accretion and the cash dividend on the preferred stock are subtracted from net income (loss) attributable to the Company.
NOTE 9 — OTHER BORROWINGS
The Company has a single $20.0 million secured revolving credit note with a maturity date of April 2, 2010. The Company had $15.0 million available as the note carried an outstanding balance of $5.0 million as of June 30, 2009. The note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios. As of June 30, 2009, the Company was in violation of one of the operating covenants. As of the date of issuance of these financial statements, the Company has not received a formal waiver of this covenant violation; however, the Company has had formal discussions with the lender and fully expects to receive the waiver.

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
•	Quad City Bank & Trust commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services, to the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. Quad City Bank & Trust also provides leasing services through its 80%-owned subsidiary, m2 Lease Funds, located in Brookfield, Wisconsin. On January 1, 2008, Quad City Bank & Trust acquired 100% of the membership units of CMG Investment Advisors, LLC, which is an investment management and advisory company.
•	Cedar Rapids Bank & Trust commenced operations in 2001 and provides full-service commercial and consumer banking, and trust and asset management services, to Cedar Rapids and adjacent communities through its main office located on First Avenue in downtown Cedar Rapids, Iowa and its branch facility located on Council Street in northern Cedar Rapids. Cedar Rapids Bank & Trust also provides residential real estate mortgage lending services through its 50%-owned joint venture, Cedar Rapids Mortgage Company.
•	Rockford Bank & Trust commenced operations in January 2005 and provides full-service commercial and consumer banking, and trust and asset management services, to Rockford and adjacent communities through its main office located on Guilford Road at Alpine Road in Rockford and its branch facility located in downtown Rockford.
On December 31, 2008, the Company sold its Milwaukee subsidiary, First Wisconsin Bank & Trust, for $13.7 million which resulted in a gain on sale, net of taxes and related expenses, of approximately $356 thousand. The 2008 financial results associated with First Wisconsin Bank & Trust have been reflected as discontinued operations.
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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
OVERVIEW
The Company reported a net loss attributable to QCR Holdings, Inc. for the quarter ended June 30, 2009 of $820 thousand, which resulted in diluted earnings per share for common stockholders of ($0.42). Earnings for the second quarter of 2009 were significantly impacted by additional loan/lease loss provisions and increased FDIC assessments. By comparison, for the quarter ended March 31, 2009, the Company reported net income attributable to QCR Holdings, Inc. of $84 thousand, and diluted earnings per share of ($0.13). For the second quarter of 2008, the Company reported net income attributable to QCR Holdings, Inc. of $1.8 million, and diluted earnings per share of $0.29. For the six months ended June 30, 2009, the Company reported a net loss attributable to QCR Holdings, Inc. of $736 thousand compared to net income attributable to QCR Holdings, Inc. of $2.5 million for the same period in 2008.
For the quarter ended June 30, 2009, the Company recognized a net loss from continuing operations attributable to QCR Holdings, Inc. of $820 thousand as compared to net income from continuing operations attributable to QCR Holdings, Inc. of $2.0 million for the quarter ended June 30, 2008. For this same period, diluted earnings per share from continuing operations attributable to QCR Holdings, Inc. decreased from $0.34 to ($0.42). This reduction was due to significant increases in provision for loan/lease losses of $3.5 million and FDIC assessments of $1.2 million. Partially offsetting these increased expenses was an increase in net interest income of $1.0 million, or 9%, from $11.2 million for the quarter ending June 30, 2008 to $12.2 million for the quarter ending June 30, 2009.
The performance and factors driving the results for the first six months of 2009 are consistent with the second quarter of 2009 mentioned above. For the six months ended June 30, 2009, the Company reported a net loss from continuing operations attributable to QCR Holdings, Inc. of $736 thousand, and diluted earnings per share of ($0.56), as compared to net income from continuing operations attributable to QCR Holdings, Inc. of $3.7 million, and diluted earnings per share of $0.60 for the same period of 2008. This decline resulted primarily from substantial increases in the provision for loan/lease losses of $6.9 million and FDIC Assessments of $1.5 million. Partially offsetting these increased expenses, net interest income grew $2.9 million, or 13%, from $21.3 million for the six months ended June 30, 2008 to $24.2 million for the same period in 2009.
The Company’s operating results are derived largely from net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on borrowings and customer deposits. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earnings assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earnings assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earnings assets and interest-bearing liabilities.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Net interest income, on a tax equivalent basis, increased $1.0 million, or 9%, to $12.3 million for the quarter ended June 30, 2009, from $11.3 million for the second quarter of 2008. For the second quarter of 2009, average earning assets increased by $278.3 million, or 21%, and average interest-bearing liabilities increased by $190.7 million, or 15%, when compared with average balances for the second quarter of 2008. A comparison of yields, spread and margin from the second quarter of 2009 to the second quarter of 2008 is as follows (on a tax equivalent basis):
•	The average yield on interest-earning assets decreased 103 basis points.
•	The average cost of interest-bearing liabilities decreased 64 basis points.
•	The net interest spread declined 39 basis points from 3.12% to 2.73%.
•	The net interest margin declined 33 basis points from 3.37% to 3.04%.
Net interest income, on a tax equivalent basis, increased $2.8 million, or 13%, to $24.4 million for the six months ended June 30, 2009, from $21.6 million for the first six months of 2008. For the six months ended June 30, 2009, average earning assets increased by $211.9 million, or 16%, and average interest-bearing liabilities increased by $148.9 million, or 12%, when compared with average balances for the six months ended June 30, 2008. A comparison of yields, spread and margin for the first six months of 2009 to the first six months of 2008 is as follows (on a tax equivalent basis):
•	The average yield on interest-earning assets decreased 85 basis points.
•	The average cost of interest-bearing liabilities decreased 78 basis points.
•	The net interest spread declined 7 basis points from 2.89% to 2.82%.
•	The net interest margin declined 7 basis points from 3.18% to 3.11%.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended June 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$61,811	$37	0.24%	$1,855	$17	3.67%
Interest-bearing deposits at financial institutions	36,269	92	1.01%	8,282	53	2.56%
Investment securities (1)	303,420	3,117	4.11%	228,778	2,997	5.24%
Gross loans/leases receivable (2) (3)	1,220,175	18,096	5.93%	1,104,472	18,050	6.54%

Total interest earning assets	$1,621,675	21,342	5.26%	$1,343,387	21,117	6.29%

Noninterest-earning assets:
Cash and due from banks	$28,436			$33,710
Premises and equipment	30,555			31,775
Less allowance for estimated losses on loans/leases	(21,862)			(13,041)
Other	73,396			148,105

Total assets	$1,732,200			$1,543,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$371,723	1,003	1.08%	$309,563	1,382	1.79%
Savings deposits	44,003	48	0.44%	63,390	245	1.55%
Time deposits	536,269	3,852	2.87%	407,655	4,110	4.03%
Short-term borrowings	113,696	193	0.68%	183,622	908	1.98%
Federal Home Loan Bank advances	210,610	2,269	4.31%	181,150	1,998	4.41%
Junior subordinated debentures	36,085	514	5.70%	36,085	567	6.29%
Other borrowings	115,870	1,138	3.93%	56,125	599	4.27%

Total interest-bearing liabilities	$1,428,256	9,017	2.53%	$1,237,590	9,809	3.17%

Noninterest-bearing demand deposits	$152,210			$129,215
Other noninterest-bearing liabilities	22,499			90,544

Total liabilities	$1,602,965			$1,457,349

Stockholders’ equity	129,235			86,587

Total liabilities and stockholders’ equity	$1,732,200			$1,543,936

Net interest income		$12,325			$11,308

Net interest spread			2.73%			3.12%

Net interest margin			3.04%			3.37%

Ratio of average interest earning assets to average interest- bearing liabilities	113.54%			108.55%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(2)	Loan/lease fees are not material and are included in interest income from loans receivable.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis of Changes of Interest Income/Interest Expense
For the three months ended June 30, 2009

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2009 vs. 2008
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$20	$(124)	$144
Interest-bearing deposits at financial institutions	39	(211)	250
Investment securities (2)	120	(3,066)	3,186
Gross loans/leases receivable (3) (4)	46	(7,073)	7,119

Total change in interest income	$225	$(10,474)	$10,699

INTEREST EXPENSE
Interest-bearing demand deposits	$(379)	$(1,724)	$1,345
Savings deposits	(197)	(138)	(59)
Time deposits	(258)	(5,069)	4,811
Short-term borrowings	(715)	(453)	(262)
Federal Home Loan Bank advances	271	(292)	563
Junior subordinated debentures	(53)	(53)	—
Other borrowings	539	(318)	857

Total change in interest expense	$(792)	$(8,047)	$7,255

Total change in net interest income	$1,017	$(2,427)	$3,444

(1)	The column “increase/decrease from prior period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable.

(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

	For the six months ended June 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earnings assets:
Federal funds sold	$48,062	56	0.23%	$2,918	42	2.88%
Interest-bearing deposits at financial institutions	25,899	111	0.86%	9,338	147	3.15%
Investment securities (1)	279,352	6,110	4.37%	231,361	5,994	5.18%
Gross loans/leases receivable (2) (3)	1,216,117	36,172	5.95%	1,113,900	36,313	6.52%

Total interest earning assets	$1,569,430	42,449	5.41%	$1,357,517	42,496	6.26%

Noninterest-earning assets:
Cash and due from banks	$29,225			$34,691
Premises and equipment	30,755			31,835
Less allowance for estimated losses on loans/leases	(20,477)			(12,881)
Other	75,151			108,438

Total assets	$1,684,083			$1,519,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$351,140	1,934	1.10%	$321,119	3,432	2.14%
Savings deposits	55,414	252	0.91%	51,512	407	1.58%
Time deposits	535,116	8,044	3.01%	420,536	8,721	4.15%
Short-term borrowings	106,221	359	0.68%	183,594	2,067	2.25%
Federal Home Loan Bank advances	211,410	4,530	4.29%	176,656	3,939	4.46%
Junior subordinated debentures	36,085	1,032	5.72%	36,085	1,198	6.64%
Other borrowings	95,676	1,892	3.96%	52,707	1,169	4.44%

Total interest-bearing liabilities	$1,391,062	18,043	2.59%	$1,242,209	20,933	3.37%

Noninterest-bearing demand	$149,965			$132,777
Other noninterest-bearing liabilities	22,566			56,894

Total liabilities	$1,563,592			$1,431,880

Stockholders’ equity	120,491			87,720

Total liabilities and stockholders’ equity	$1,684,083			$1,519,600

Net interest income		$24,406			$21,563

Net interest spread			2.82%			2.89%

Net interest margin			3.11%			3.18%

Ratio of average interest earning assets to average interest- bearing liabilities	112.82%			109.28%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2)	Loan fees are not material and are included in interest income from loans receivable.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis of Changes of Interest Income/Interest Expense
For the six months ended June 30, 2009

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2009 vs. 2008
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$14	$(145)	$159
Interest-bearing deposits at financial institutions	(36)	(314)	278
Investment securities (2)	116	(2,083)	2,199
Gross loans/leases receivable (3) (4)	(141)	(6,579)	6,438

Total change in interest income	$(47)	$(9,121)	$9,074

INTEREST EXPENSE
Interest-bearing demand deposits	$(1,498)	$(2,332)	$834
Savings deposits	(155)	(236)	81
Time deposits	(677)	(5,116)	4,439
Short-term borrowings	(1,708)	(1,066)	(642)
Federal Home Loan Bank advances	591	(415)	1,006
Junior subordinated debentures	(166)	(166)	—
Other borrowings	723	(362)	1,085

Total change in interest expense	$(2,890)	$(9,693)	$6,803

Total change in net interest income	$2,843	$572	$2,271

(1)	The column “increase/decrease from prior period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable.

(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable.

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
Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for estimated losses on loans/leases. The Company’s allowance for estimated losses on loans/leases methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for estimated loan/lease loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for estimated losses on loans/leases if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance for estimated losses on loans/leases. Although management believes the level of the allowance as of June 30, 2009 is adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
The Company’s assessment of other-than-temporary impairment of its available for sale securities portfolio is another critical accounting policy as a result of the level of judgment required by management. Available for sale securities are evaluated to determine whether declines in fair value below their amortized cost are other-than-temporary. In estimating other-than-temporary impairment losses, management considers a number of factors including, but not limited to, (1) the length of time and extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) the current market conditions, and (4) the intent of the Company to not sell the security or whether it is more-likely-than-not that the Company will be required to sell the security before its anticipated recovery. For the quarter ended June 30, 2009, management’s evaluation determined that 10 publicly-traded equity securities owned by the Holding Company experienced declines in fair value that were other-than-temporary. As a result, the Company wrote down the value of these securities and recognized losses in the amount of $192 thousand. For the six months ended June 30, 2009, management’s evaluations determined that 11 publicly-traded equity securities owned by the Holding Company experienced declines in fair value that were other-than-temporary resulting in recognized losses totalling $206 thousand.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
RESULTS OF OPERATIONS
INTEREST INCOME
Interest income experienced a slight increase of $221 thousand, or 1%, from $21.0 million for the quarter ended June 30, 2008 to $21.2 million for the quarter ended June 30, 2009. The Company grew its interest-earnings assets as the average balance increased $278.3 million, or 21%, from $1.3 billion for the second quarter of 2008 to $1.6 billion for the same quarter of 2009. Most notably, the loan/lease portfolio increased 10%, and the investment securities portfolio increased 33%. The impact of this growth on interest income was effectively offset as a result of the sharp decline in national and local market interest rates over the past year. The Company’s average yield on interest earning assets decreased 103 basis points from 6.29% for the three months ended June 30, 2008 to 5.26% for the same period in 2009.
For the six months ended June 30, 2009, the Company reported interest income of $42.2 million which is a slight decrease from $42.3 million for the first six months of 2008. As mentioned above, the impact of significant growth in interest-earning assets on interest income was effectively offset by the sharp decline in national and local market interest rates over the past year.
INTEREST EXPENSE
Interest expense decreased $792 thousand, or 8%, from $9.8 million for the second quarter of 2008 to $9.0 million for the second quarter of 2009. Although the Company saw an increase in interest-bearing liabilities of $190.7 million, or 15%, from the second quarter in 2008 to the second quarter in 2009, this was more than offset by the decline in the average cost of interest bearing liabilities. Specifically, the Company’s average cost of interest bearing liabilities was 2.53% for the second quarter of 2009, which was a decrease of 64 basis points when compared to 3.17% for the second quarter of 2008.
For the six months ended June 30, 2009, the Company reported interest expense of $18.0 million which is a decrease of $2.9 million, or 14%, from $20.9 million for the six months ended June 30, 2008. The Company’s ability to effectively manage the cost of interest-bearing liabilities more than offset the impact of increased volume on interest expense.

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
The provision for loan/lease losses increased $3.5 million from $1.4 million for the second quarter of 2008 to $4.9 million for the second quarter of 2009. For the six-month comparative period, the provision for loan/lease losses increased $6.9 million from $2.3 million for 2008 to $9.2 million for 2009. The increases are attributable to the growth in loans/leases, continued degradation of specific commercial credits, and the Company’s decision to increase the qualitative reserve factors applied to all loans within the reserve adequacy calculations for all of the subsidiary banks and the leasing company due to the continued uncertainty regarding the national economy and the impact on the Company’s local markets.
The provision for loan/lease losses for the second quarter of 2009 of $4.9 million was an increase of $517 thousand, or 12%, from $4.4 million for the first quarter of 2009.
As a result, the Company’s allowance for loan/lease losses to gross loans/leases increased to 1.84% at June 30, 2009 from 1.47% at December 31, 2008, and from 1.17% at June 30, 2008.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
NON-INTEREST INCOME
The following tables set forth the various categories of non-interest income for the three months and six months ended June 30, 2009 and 2008.

	Three Months Ended
	June 30, 2009	June 30, 2008	$ Change	% Change
Credit card fees, net of processing costs	$292,885	$242,603	$50,282	20.7%
Trust department fees	701,314	847,413	(146,099)	(17.2)
Deposit service fees	788,043	787,447	596	0.1
Gains on sales of loans, net	673,212	322,793	350,419	108.6
Other-than-temporary impairment losses on securities	(192,014)	—	(192,014)	N/A
Gains on sales of foreclosed assets	186,697	4,584	182,113	N/A
Earnings on bank-owned life insurance	322,246	279,021	43,225	15.5
Investment advisory and management fees, gross	351,367	671,373	(320,006)	(47.7)
Other	379,040	498,744	(119,704)	(24.0)

Total Non-Interest Income	$3,502,790	$3,653,978	$(151,188)	(4.1)%

	Six Months Ended
	June 30, 2009	June 30, 2008	$ Change	% Change
Credit card fees, net of processing costs	$538,750	$506,337	$32,413	6.4%
Trust department fees	1,419,429	1,768,674	(349,245)	(19.7)
Deposit service fees	1,615,017	1,503,939	111,078	7.4
Gains on sales of loans, net	1,085,123	662,647	422,476	63.8
Other-than-temporary impairment losses on securities	(206,369)	—	(206,369)	N/A
Gains on sales of foreclosed assets	186,697	4,584	182,113	N/A
Earnings on bank-owned life insurance	613,286	546,025	67,261	12.3
Investment advisory and management fees, gross	702,412	1,086,017	(383,605)	(35.3)
Other	987,189	989,889	(2,700)	(0.3)

Total Non-Interest Income	$6,941,534	$7,068,112	$(126,578)	(1.8)%

Trust department fees decreased $146 thousand from the second quarter of 2008 to the second quarter of 2009, and decreased $349 thousand for the six months ended June 30, 2009 as compared to the same period of 2008. The majority of trust department fees are determined based on the value of the investments within the managed trusts. With the national economic difficulties experienced over the past year, many of these investments experienced declines in market value.
Gains on sales of loans, net, increased $350 thousand for the second quarter of 2009 compared to the same quarter of 2008, and increased $422 thousand for the first six months of 2009 compared to the same period of 2008. This consists primarily of sales of residential mortgages. Loan origination and sales activity for these loan types has increased as a result of the reduction in interest rates and the resulting increase in residential mortgage refinancing transactions. The Company sells the majority of the residential mortgages it originates.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
During the Company’s periodic review of the investment portfolio, management identified 10 publicly-traded equity securities owned by the Holding Company that experienced declines in fair value determined to be other-than-temporary. As a result, the Company wrote down the value of these securities and recognized losses in the amount of $192 thousand in the second quarter of 2009. In the first quarter of 2009, the Company identified one similar equity investment owned by the Holding Company that experienced a decline in fair value totaling $14 thousand that was deemed to be other-than-temporary. For the six months ended June 30, 2009, the Company recognized losses in the amount of $206 thousand.
Investment advisory and management fees decreased $320 thousand, or 48%, for the second quarter of 2009 compared to the second quarter of 2008. Additionally, for the six months ended June 30, 2009, investment advisory and management fees experienced a decrease of $384 thousand, or 35%, when compared to the same period of 2008. Similar to trust department fees, these fees are determined based on the value of the investments managed. With the economic recession, many of these investments have experienced declines in market value.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
NON-INTEREST EXPENSE
The following tables set forth the various categories of non-interest expense for the three months and six months ended June 30, 2009 and 2008.

	Three Months Ended
	June 30, 2009	June 30, 2008	$ Change	% Change
Salaries and employee benefits	$7,081,337	$6,580,978	$500,359	7.6%
Professional and data processing fees	1,202,696	1,135,899	66,797	5.9
Advertising and marketing	207,353	340,113	(132,760)	(39.0)
Occupancy and equipment expense	1,272,915	1,204,546	68,369	5.7
Stationery and supplies	146,739	132,351	14,388	10.9
Postage and telephone	291,518	222,661	68,857	30.9
Bank service charges	114,583	140,174	(25,591)	(18.3)
FDIC and other insurance	1,470,701	314,921	1,155,780	367.0
Other	634,720	415,945	218,775	52.6

Total Non-Interest Expense	$12,422,562	$10,487,588	$1,934,974	18.5%

	Six Months Ended
	June 30, 2009	June 30, 2008	$ Change	% Change
Salaries and employee benefits	$13,845,947	$12,833,840	$1,012,107	7.9%
Professional and data processing fees	2,356,185	2,266,908	89,277	3.9
Advertising and marketing	452,882	594,844	(141,962)	(23.9)
Occupancy and equipment expense	2,594,007	2,464,341	129,666	5.3
Stationery and supplies	277,849	252,774	25,075	9.9
Postage and telephone	519,283	471,812	47,471	10.1
Bank service charges	236,875	271,016	(34,141)	(12.6)
FDIC and other insurance	2,089,896	633,033	1,456,863	230.1
Other	1,147,782	767,659	380,123	49.5

Total Non-Interest Expense	$23,520,706	$20,556,227	$2,964,479	14.4%

Salaries and employee benefits, which is the largest component of non-interest expense, increased $500 thousand, or 8%, from the second quarter of 2008 to the second quarter of 2009, and increased $1.0 million, or 8%, for the six months ended June 30, 2009 as compared to the same period of 2008. Full time equivalents (“FTEs”) increased from 340 as of June 30, 2008 to 350 FTEs as of June 30, 2009.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
FDIC and other insurance expense increased $1.2 million for the second quarter of 2009 compared to the second quarter of 2008, and increased $1.5 million for the six months ended June 30, 2009 compared to the same period of 2008. The reasons for these increases were twofold and both related to expenses for FDIC insurance. First, the FDIC required a one-time special assessment from all insured depository institutions, including the subsidiary banks, for the second quarter of 2009 which amounted to $794 thousand of additional expense. Second, the remaining increase was primarily the result of the FDIC’s new premium pricing system and the base assessment methodology for deposit insurance coverage.
Other non-interest expense increased $219 thousand, or 53%, from the second quarter of 2008 to the second quarter of 2009, and increased $380 thousand, or 50%, for the six months ended June 30, 2009, compared to the same period of 2008. In conjunction with the increase in nonperforming assets over the past three quarters, the Company has incurred increased carrying and workout expenses. Additionally, m2 Lease Funds incurred increased referral fees as referrals as a source of new lease clients increased during the first two quarters of 2009 as compared to the same quarters in 2008.
INCOME TAXES
The provision for income taxes from continuing operations was a benefit of $831 thousand for the second quarter of 2009 compared to an expense of $873 thousand for the second quarter of 2008. For the six months ended June 30, 2009, the provision for income taxes from continuing operations was a benefit of $1.1 million compared to an expense of $1.5 million for the same period of 2008. The decreases were the result of a decrease in income from continuing operations before income taxes and the related increase in the proportionate share of tax-exempt income to total income.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
FINANCIAL CONDITION
Total assets of the Company increased by $95.2 million, or nearly 6%, to $1.70 billion at June 30, 2009 from $1.61 billion at December 31, 2008. The growth resulted primarily from the net increase in the securities available for sale portfolio and investments in interest-bearing deposits at financial institutions, funded by increases in short-term and other borrowings and the issuance of preferred stock.
The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return. Securities increased by $65.4 million, or 26%, to $321.5 million at June 30, 2009 from $256.1 million at December 31, 2008. The increase was the result of increased collateral needs for customer and structured wholesale repurchase agreements at the subsidiary banks. The Company’s securities available for sale portfolio consists largely of U.S. Treasury and government sponsored agency securities. Mortgage-backed securities represents less than 1% of the entire portfolio as of June 30, 2009. See Note 3 for additional information regarding the Company’s securities portfolio.
Gross loans/leases receivable experienced an increase of $11.2 million, or 1%, from $1.21 billion at December 31, 2008 to $1.23 billion at June 30, 2009. Consistent with the intention of the TCPP, the Company is committed to providing transparency surrounding its utilization of the proceeds from participation in the TCPP including its lending activities and support of the existing communities served. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the table on the following page along with a rollforward of activity for the six months ended June 30, 2009.
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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
QCR HOLDINGS, INC. AND SUBSIDIARIES
ROLLFORWARD OF LENDING/LEASING ACTIVITY
For the six months ended June 30, 2009

	Quad City	m2	Cedar Rapids	Rockford	Intercompany	Consolidated
	Bank & Trust	Lease Funds	Bank & Trust	Bank & Trust	Elimination	Total
	(dollars in thousands)

BALANCE AS OF DECEMBER 31, 2008:

Commercial loans	$236,023	$—	$133,191	$69,903	$—	$439,117
Commercial real estate loans	254,848	—	175,481	98,757	(2,418)	526,668
Direct financing leases	—	79,408	—	—	—	79,408
Residential real estate loans	44,480	—	22,608	12,141	—	79,229
Installment and other consumer loans	54,151	—	23,597	10,793	—	88,541

	589,502	79,408	354,877	191,594	(2,418)	1,212,963
Plus deferred loan/lease origination costs, net of fees	118	1,864	(299)	44		1,727

GROSS LOANS/LEASES RECEIVABLE	$589,620	$81,272	$354,578	$191,638	$(2,418)	$1,214,690

ORIGINATION OF NEW LOANS:

Commercial loans	17,989	—	28,230	7,624	—	53,843
Commercial real estate loans	12,711	—	16,140	12,898	—	41,748
Direct financing leases	—	18,888	—	—	—	18,888
Residential real estate loans	25,734	—	18,167	17,299	—	61,200
Installment and other consumer loans	6,926	—	2,114	1,416	—	10,455

	$63,360	$18,888	$64,651	$39,236	$—	$186,134

PAYMENTS/MATURITIES, NET OF ADVANCES OR RENEWALS ON EXISTING LOANS:

Commercial loans	(31,343)	—	(2,632)	(10,411)	—	(44,385)
Commercial real estate loans	(25,150)	—	(9,143)	(5,163)	69	(39,387)
Direct financing leases	—	(11,876)	—	—	—	(11,876)
Residential real estate loans	(34,116)	—	(19,350)	(14,390)	—	(67,855)
Installment and other consumer loans	(8,263)	—	(2,967)	(394)	—	(11,624)

	$(98,871)	$(11,876)	$(34,092)	$(30,357)	$69	$(175,127)

BALANCE AS OF JUNE 30, 2009:

Commercial loans	222,669	—	158,789	67,116	—	448,575
Commercial real estate loans	242,409	—	182,478	106,492	(2,349)	529,029
Direct financing leases	—	86,420	—	—	—	86,420
Residential real estate loans	36,099	—	21,425	15,050	—	72,574
Installment and other consumer loans	52,814	—	22,743	11,815	—	87,372

	553,990	86,420	385,436	200,473	(2,349)	1,223,970
Plus deferred loan/lease origination costs, net of fees	74	2,100	(291)	(2)	—	1,880

GROSS LOANS/LEASES RECEIVABLE	$554,064	$88,520	$385,145	$200,470	$(2,349)	$1,225,850

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The allowance for estimated losses on loans/leases was $22.5 million at June 30, 2009 compared to $17.8 million at December 31, 2008, an increase of $4.7 million, or 26%. The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated less than “fair quality” and carrying aggregate exposure in excess of $100 thousand. The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff, and reported to management and the board of directors. Due to the continued uncertainty regarding the national economy and the impact on local markets, the Company increased the qualitative reserve factors applied to all loans within the reserve adequacy calculations for all of the subsidiary banks and the leasing company. As a result of these qualitative reserve increases, as well as increased specific reserves on certain loans in the portfolio, the Company’s allowance for estimated losses on loans/leases to gross loans/leases increased to 1.84% at June 30, 2009 from 1.47% at December 31, 2008.
Although management believed that the allowance for estimated losses on loans/leases at June 30, 2009 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.
Net charge-offs for the six months ended June 30, 2009 were $4.3 million which is an increase of $3.9 million from $414 thousand for the same period of 2008.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The table below presents the amounts of nonperforming assets.

	As of
	June 30, 2009	December 31, 2008
	(dollars in thousands)

Nonaccrual loans/leases	$27,830	$19,711
Accruing loans/leases past due 90 days or more	2,321	222
Other real estate owned	3,505	3,857

	$33,656	$23,790

The Company experienced an increase in nonperforming assets of $9.9 million, or 41%, from $23.8 million as of December 31, 2008 to $33.7 million as of June 30, 2009. At June 30, 2009, nonperforming assets to total assets was 1.98% which was an increase from 1.48% as of December 31, 2008. The large majority of the nonperforming assets are commercial loans that have been placed on nonaccrual status. Management has thoroughly reviewed these loans and has provided specific reserves as appropriate. As previously noted, the Company’s allowance for estimated losses on loans/leases to gross loans/leases increased to 1.84% at June 30, 2009 from 1.47% at December 31, 2008.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Deposits decreased by $29.9 million, or 3%, to $1.03 billion at June 30, 2009 from $1.06 billion at December 31, 2008. The table below presents the composition of the Company’s deposit portfolio.

	As of
	June 30, 2009	December 31, 2008
	(dollars in thousands)

Non-interest bearing demand deposits	$155,551	$161,126
Interest bearing demand deposits	332,024	355,990
Savings deposits	31,804	31,756
Time deposits	419,869	386,097
Brokered time deposits	89,788	123,990

	$1,029,036	$1,058,959

The decline in interest bearing demand deposits is the result of short-term fluctuations in the level of deposits for a few of the Company’s significant customers at the end of the quarter. The average balance for interest bearing demand deposits for the second quarter of 2009 was $371.7 million, which was an increase of $81.6 million, or 28%, from $290.1 million for the fourth quarter of 2008. Additionally, the Company experienced a significant increase in time deposits from the end of the fourth quarter of 2008 to the end of the second quarter of 2009. The majority of the increase consisted of time deposits in the Certificate of Deposit Account Registry Service (“CDARS”). Many of the Company’s deposit clients with deposits in excess of FDIC insurance limits have found CDARS time deposits attractive as it provides insurance (in most situations) on those previously uninsured amounts. Lastly, management believes the Company’s strong liquidity position has allowed the Company to reduce the level of brokered time deposits which have decreased $34.2 million, or 28%, over the past two quarters.
Short-term borrowings increased $37.4 million, or 37%, from $101.5 million at December 31, 2008 to $138.9 million at June 30, 2009. The subsidiary banks offer short-term repurchase agreements to some of their significant customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank or from their correspondent banks. Short-term borrowings were comprised of customer repurchase agreements of $82.1 million and $68.1 million at June 30, 2009 and December 31, 2008, respectively, as well as federal funds purchased from correspondent banks of $56.8 million at June 30, 2009 and $33.4 million at December 31, 2008.
FHLB advances decreased by $9.3 million, or 4%, to $209.4 million at June 30, 2009 from $218.7 million at December 31, 2008. As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Other borrowings increased $64.5 million, or 85%, from $75.6 million at December 31, 2008 to $140.1 million at June 30, 2009. Other borrowings consist largely of structured wholesale repurchase agreements which are utilized as an alternative funding source to FHLB advances and customer deposits. During the second quarter of 2009, the subsidiary banks executed $65.0 million of long-term wholesale structured repurchase agreements with embedded interest rate caps in an effort to reduce long-term interest rate risk in a potential rising rate environment.
Stockholders’ equity increased $34.7 million from $92.5 million as of December 31, 2008 to $127.2 million as of June 30, 2009. The issuance of preferred stock and a common stock warrant as part of the Company’s participation in the TCPP contributed $38.1 million to stockholders’ equity. Refer to Financial Statement Note 8 for detail of the issuance of this preferred stock. Net loss attributable to QCR Holdings, Inc. of $736 thousand for the first six months of 2009 decreased retained earnings. Declaration and accrual of common and preferred stock dividends totaling $2.0 million further reduced retained earnings. Specifically, the Company declared a common stock dividend in the amount of $181 thousand on April 21, 2009. Additionally, $536 thousand represented the two quarterly dividends on the outstanding shares of Series B Non-Cumulative Perpetual Preferred Stock at a stated rate of 8.00%, and $356 thousand was the amount of the two quarterly dividends on the outstanding shares of Series C Non-Cumulative Perpetual Preferred Stock at a stated rate of 9.50%. For the Series D Cumulative Perpetual Preferred Stock, dividends at a stated rate of 5.00% were declared and accrued through June 30, 2009 in the amount of $728 thousand, and the discount accreted through June 30, 2009 in the amount of $161 thousand. Additionally, the available for sale portion of the securities portfolio experienced a decrease in fair value of $1.3 million, net of tax, for the first two quarters of 2009 as a result of the increase in long-term interest rates.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $79.1 million as of June 30, 2009. This was an increase of $22.8 million, or 40%, from $56.3 million as of December 31, 2008.
The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, FHLB advances, structured wholesale repurchase agreements, brokered certificates of deposit, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan participations or sales. At June 30, 2009, the subsidiary banks had 20 lines of credit totaling $162.6 million, of which $33.1 million was secured and $129.5 million was unsecured. At June 30, 2009, $154.1 million was available as one subsidiary bank had drawn $8.5 million for short-term funding needs. Additionally, the Company has a single $20.0 million secured revolving credit note with a maturity date of April 2, 2010. As of June 30, 2009, the Company had $15.0 million available as the note carried an outstanding balance of $5.0 million.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
In recent years, the Company secured additional capital through various resources including approximately $36.1 million through the issuance of trust preferred securities and $58.2 million through the issuance of preferred stock, of which $38.1 million was issued on February 13, 2009 as part of the Company’s participation in the TCPP. The board of directors and management believe it was prudent to participate in the TCPP because (1) the cost of capital under this program was significantly lower than the cost of capital otherwise available to the Company at the time, and (2) despite being well-capitalized, additional capital under this program provides the Company additional capacity to meet future capital needs that may arise in this current uncertain economic environment. See Financial Statement Note 8 for additional information on the issuance of TCPP preferred stock.
The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The most recent notification from the FDIC categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed each institution’s categories. The Company and the subsidiary banks’ actual capital amounts and ratios as of June 30, 2009 and December 31, 2008 are presented in the following tables (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009:
Company:
Total risk-based capital	$171,823	12.64%	$109,216	≥ 8.0%	N/A	N/A
Tier 1 risk-based capital	154,972	11.40%	54,608	≥ 4.0	N/A	N/A
Leverage ratio	154,972	8.96%	69,159	≥ 4.0	N/A	N/A
Quad City Bank & Trust:
Total risk-based capital	$79,786	10.86%	$58,795	≥ 8.0%	$73,494	≥ 10.00%
Tier 1 risk-based capital	70,575	9.60%	29,398	≥ 4.0	44,096	≥ 6.00%
Leverage ratio	70,575	7.14%	39,515	≥ 4.0	49,394	≥ 5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$48,368	11.59%	$33,373	≥ 8.0%	$41,716	≥ 10.00%
Tier 1 risk-based capital	43,136	10.34%	16,687	≥ 4.0	25,030	≥ 6.00%
Leverage ratio	43,136	8.59%	20,076	≥ 4.0	25,095	≥ 5.00%
Rockford Bank & Trust:
Total risk-based capital	$25,713	12.15%	$16,925	≥ 8.0%	$21,157	≥ 10.00%
Tier 1 risk-based capital	23,043	10.89%	8,463	≥ 4.0	12,694	≥ 6.00%
Leverage ratio	23,043	9.29%	9,923	≥ 4.0	12,404	≥ 5.00%

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
On April 21, 2009, the Company declared a common dividend of $0.04 per share, or $181 thousand, which was paid on July 6, 2009 to common stockholders of record on June 22, 2009. It is the Company’s intention to consider the payment of common dividends on a semi-annual basis.

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
The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the Company’s operations and future prospects are detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company’s Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including the Company, which could have a material adverse effect on the Company’s operations and future prospects. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Part I
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company, like other financial institutions, is subject to direct and indirect market risk. Direct market risk exists from changes in interest rates. The Company’s net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.
In an attempt to manage its exposure to changes in interest rates, management monitors the Company’s interest rate risk. Each subsidiary bank has an asset/liability management committee of the board of directors that meets quarterly to review the bank’s interest rate risk position and profitability, and to make or recommend adjustments for consideration by the full board of each bank. Internal asset/liability management teams consisting of members of the subsidiary banks’ management meet weekly to manage the mix of assets and liabilities to maximize earnings and liquidity and minimize interest rate and other risks. Management also reviews the subsidiary banks’ securities portfolios, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.
In adjusting the Company’s asset/liability position, the board of directors and management attempt to manage the Company’s interest rate risk while maintaining or enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long-term and short-term interest rates, market conditions and competitive factors, the board of directors and management may decide to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin. The Company’s results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-term and short-term interest rates.

Part I
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 200 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at March 31, 2009 demonstrated a 2.30% decrease in net interest income with a 200 basis point increase in interest rates. Due to the status of the current interest rate environment, consideration of any downward shift is not realistic; therefore, the Company didn’t formally quantify any risk for downward shifts in interest rates. The simulation is within the board-established policy limits of a 10% decline in value.
Interest rate risk is considered to be one of the most significant market risks affecting the Company. For that reason, the Company engages the assistance of a national consulting firm and their risk management system to monitor and control the Company’s interest rate risk exposure. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

Part I
Item 4
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2009. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.
Changes in Internal Control over Financial Reporting. There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Part II
QCR HOLDINGS, INC.
AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 1	Legal Proceedings
There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

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
The annual meeting of stockholders was held at the i wireless Center located at 1201 River Drive, Moline, Illinois on Wednesday, May 6, 2009 at 10:00 a.m. At the meeting, James J. Brownson and John A. Rife were re-elected to serve as Class I directors, with terms expiring in 2012. Todd A. Gipple and Donna J. Sorensen were also elected to serve as Class I directors, with terms expiring in 2012. Continuing as Class II directors, with terms expiring in 2010, are Larry J. Helling, Douglas M. Hultquist, Mark C. Kilmer, and Charles M. Peters. Continuing as Class III directors, with terms expiring in 2011, are John K. Lawson, Ronald G. Peterson, John D. Whitcher, and Marie Z. Ziegler. In addition, at the annual meeting, stockholders voted on the approval of a non-binding, advisory proposal on the compensation of certain executive officers of the Company.

Part II
PART II — OTHER INFORMATION — continued

Item 4	Submission of Matters to a Vote of Security Holders (continued)
There were 4,531,366 issued and outstanding shares of common stock entitled to vote at the annual meeting. Either in person or by proxy, there were 4,025,212 common shares represented at the meeting, constituting approximately 88.8% of the outstanding shares. The voting was as follows:
1.	Election of directors for terms expiring in 2012:

	Votes	Votes
	For	Withheld

James J. Brownson	3,811,685	213,527
Todd A. Gipple	3,737,998	287,214
John A. Rife	3,807,928	217,284
Donna J. Sorensen	3,809,679	215,533
2.	Advisory (non-binding) vote on executive compensation:

Votes	Votes
For	Against	Abstentions
3,380,433	271,856	372,923

Item 5	Other Information
None

Item 6	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.
(Registrant)

Date August 10, 2009	/s/ Douglas M. Hultquist

Douglas M. Hultquist, President
Chief Executive Officer

Date August 10, 2009	/s/ Todd A. Gipple

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