Form 10-Q
period 2009-09-30
QCR HOLDINGS INC
filed 2009-11-09
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-22208
QCR HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	42-1397595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)
3551 7th Street, Moline, Illinois 61265
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 2, 2009, the Registrant had outstanding 4,553,290 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$20,615,008	$33,464,074
Federal funds sold	39,815,582	20,695,898
Interest-bearing deposits at financial institutions	22,984,074	2,113,904

Securities held to maturity, at amortized cost	350,000	350,000
Securities available for sale, at fair value	345,524,732	255,726,415

Total securities	345,874,732	256,076,415

Loans receivable held for sale	3,030,286	7,377,648
Loans/leases receivable held for investment	1,238,708,054	1,207,311,984
Gross loans/leases receivable	1,241,738,340	1,214,689,632
Less allowance for estimated losses on loans/leases	(22,639,883)	(17,809,170)

Net loans/leases receivable	1,219,098,457	1,196,880,462

Premises and equipment, net	31,245,594	31,389,267
Goodwill	3,222,688	3,222,688
Accrued interest receivable	8,102,518	7,835,835
Bank-owned life insurance	29,380,606	27,450,751
Other assets	28,964,399	26,499,720

Total assets	$1,749,303,658	$1,605,629,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$189,386,995	$161,126,120
Interest-bearing	907,380,740	897,832,478

Total deposits	1,096,767,735	1,058,958,598

Short-term borrowings	114,153,590	101,456,950
Federal Home Loan Bank advances	212,850,000	218,695,000
Other borrowings	140,067,255	75,582,634
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	20,887,621	22,355,661

Total liabilities	1,620,811,201	1,513,133,843

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; shares authorized 250,000 September 2009 - 38,805 shares issued and outstanding December 2008 - 568 shares issued and outstanding	38,805	568
Common stock, $1 par value; shares authorized 10,000,000 September 2009 - 4,668,236 shares issued and 4,546,990 outstanding December 2008 - 4,630,883 shares issued and 4,509,637 outstanding	4,668,236	4,630,883
Additional paid-in capital	81,927,391	43,090,268
Retained earnings	38,752,619	40,893,304
Accumulated other comprehensive income	3,038,847	3,628,360
Noncontrolling interests	1,673,069	1,858,298

	130,098,967	94,101,681
Treasury Stock	1,606,510	1,606,510
September 2009 - 121,246 common shares, at cost
December 2008 - 121,246 common shares, at cost

Total stockholders’ equity	128,492,457	92,495,171

Total liabilities and stockholders’ equity	$1,749,303,658	$1,605,629,014

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended September 30,

	2009	2008
Interest and dividend income:
Loans/leases, including fees	$19,485,684	$18,530,735
Securities:
Taxable	2,668,112	2,742,291
Nontaxable	236,107	229,159
Interest-bearing deposits at financial institutions	99,917	10,391
Federal funds sold	36,275	28,492

Total interest and dividend income	22,526,095	21,541,068

Interest expense:
Deposits	4,327,602	5,570,085
Short-term borrowings	172,192	656,039
Federal Home Loan Bank advances	2,271,198	2,248,559
Other borrowings	1,433,115	752,521
Junior subordinated debentures	497,032	572,822

Total interest expense	8,701,139	9,800,026

Net interest income	13,824,956	11,741,042

Provision for loan/lease losses	3,526,892	2,154,061

Net interest income after provision for loan/lease losses	10,298,064	9,586,981

Non-interest income:
Credit card issuing fees, net of processing costs	267,240	228,786
Trust department fees	719,682	781,182
Deposit service fees	843,674	816,019
Gains on sales of loans, net	288,924	200,499
Securities gains	718,948	—
Gains on sales of foreclosed assets	33,711	61,152
Earnings on bank-owned life insurance	316,568	241,190
Investment advisory and management fees, gross	373,724	480,587
Other	601,104	501,794

Total non-interest income	4,163,575	3,311,209

Non-interest expense:
Salaries and employee benefits	6,617,481	6,467,255
Professional and data processing fees	1,183,283	1,143,404
Advertising and marketing	250,930	386,099
Occupancy and equipment expense	1,368,900	1,326,446
Stationery and supplies	130,623	116,589
Postage and telephone	267,731	222,931
Bank service charges	128,603	159,598
FDIC and other insurance	1,235,486	338,453
Loan/lease expense	832,806	299,368
Other	257,458	116,140

Total non-interest expense	12,273,301	10,576,283

Income from continuing operations before income taxes	2,188,338	2,321,907
Federal and state income tax expense from continuing operations	563,399	613,372

Income from continuing operations	1,624,939	1,708,535
(continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (continued)
Three Months Ended September 30,

	2009	2008
Discontinued operations (Note 2):
Gain on sale of merchant credit card acquiring business	—	4,645,213
Operating income from merchant credit card acquiring business	—	119,483
Operating loss from First Wisconsin Bank & Trust	—	(582,307)

Income from discontinued operations before income taxes	—	4,182,389
Federal and state income tax expense from discontinued operations	—	1,492,056

Income from discontinued operations	$—	$2,690,333

Net income	$1,624,939	$4,398,868
Less: Net income attributable to noncontrolling interests	35,919	93,386

Net income attributable to QCR Holdings, Inc.	$1,589,020	$4,305,482

Amounts attributable to QCR Holdings, Inc.:
Income from continuing operations	$1,589,020	$1,615,149
Income from discontinued operations	—	2,690,333

Net income	$1,589,020	$4,305,482

Less: Preferred stock dividends and discount accretion	1,031,497	446,125

Net income attributable to QCR Holdings, Inc. common stockholders	$557,523	$3,859,357

Basic earnings per common share (Note 5):
Income from continuing operations attributable to QCR Holdings, Inc.	0.12	0.25
Income from discontinued operations attributable to QCR Holdings, Inc.	—	0.58

Net income attributable to QCR Holdings, Inc.	$0.12	$0.83

Diluted earnings per common share (Note 5):
Income from continuing operations attributable to QCR Holdings, Inc.	0.12	0.25
Income from discontinued operations attributable to QCR Holdings, Inc.	—	0.58

Net income attributable to QCR Holdings, Inc.	$0.12	$0.83

Weighted average common shares outstanding	4,546,270	4,624,056
Weighted average common and common equivalent shares outstanding	4,557,302	4,646,499

Cash dividends declared per common share	$0.00	$0.00
See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Nine Months Ended September 30,

	2009	2008
Interest and dividend income:
Loans/leases, including fees	$55,657,766	$54,844,169
Securities:
Taxable	8,034,862	8,017,862
Nontaxable	738,649	712,774
Interest-bearing deposits at financial institutions	210,173	157,590
Federal funds sold	92,421	70,440

Total interest and dividend income	64,733,871	63,802,835

Interest expense:
Deposits	14,557,338	18,129,951
Short-term borrowings	531,200	2,723,254
Federal Home Loan Bank advances	6,801,165	6,188,099
Other borrowings	3,324,896	1,921,505
Junior subordinated debentures	1,529,419	1,770,728

Total interest expense	26,744,018	30,733,537

Net interest income	37,989,853	33,069,298

Provision for loan/lease losses	12,761,180	4,493,644

Net interest income after provision for loan/lease losses	25,228,673	28,575,654

Non-interest income:
Credit card issuing fees, net of processing costs	805,990	735,123
Trust department fees	2,139,111	2,549,856
Deposit service fees	2,458,691	2,319,958
Gains on sales of loans, net	1,374,047	863,146
Securities gains	718,948	—
Other-than-temporary impairment losses on securities	(206,369)	—
Gains on sales of foreclosed assets	220,408	65,736
Earnings on bank-owned life insurance	929,854	787,217
Investment advisory and management fees, gross	1,076,136	1,566,604
Other	1,588,293	1,491,681

Total non-interest income	11,105,109	10,379,321

Non-interest expense:
Salaries and employee benefits	20,463,428	19,301,094
Professional and data processing fees	3,539,468	3,410,312
Advertising and marketing	703,812	980,942
Occupancy and equipment expense	3,962,907	3,791,235
Stationery and supplies	408,472	369,363
Postage and telephone	787,014	694,742
Bank service charges	365,478	430,614
FDIC and other insurance	3,325,382	971,037
Loan/lease expense	1,484,707	501,589
Other	753,339	681,579

Total non-interest expense	35,794,007	31,132,507

Income from continuing operations before income taxes	539,775	7,822,468
Federal and state income tax expense (benefit) from continuing operations	(561,442)	2,154,572

Income from continuing operations	1,101,217	5,667,896
(continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (continued)
Nine Months Ended September 30,

	2009	2008
Discontinued operations (Note 2):
Gain on sale of merchant credit card acquiring business		4,645,213
Operating income from merchant credit card acquiring business	—	361,160
Operating loss from First Wisconsin Bank & Trust	—	(2,790,363)

Income from discontinued operations before income taxes	—	2,216,010
Federal and state income tax expenset from discontinued operations	—	757,478

Income from discontinued operations	—	1,458,532

Net income	$1,101,217	$7,126,428
Less: Net income attributable to noncontrolling interests	248,297	362,213

Net income attributable to QCR Holdings, Inc.	$852,920	$6,764,215

Amounts attributable to QCR Holdings, Inc.:
Income from continuing operations	$852,920	$5,305,683
Income from discontinued operations	—	1,458,532

Net income	$852,920	$6,764,215

Less: Preferred stock dividends and discount accretion	2,812,427	1,338,375

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$(1,959,507)	$5,425,840

Basic earnings (loss) per common share (Note 5):
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	(0.43)	0.86
Income from discontinued operations attributable to QCR Holdings, Inc.	—	0.32

Net income (loss) attributable to QCR Holdings, Inc.	$(0.43)	$1.18

Diluted earnings (loss) per common share (Note 5):
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	(0.43)	0.85
Income from discontinued operations attributable to QCR Holdings, Inc.	—	0.31

Net income (loss) attributable to QCR Holdings, Inc.	$(0.43)	$1.17

Weighted average common shares outstanding	4,536,992	4,612,658
Weighted average common and common equivalent shares outstanding	4,536,992	4,644,732

Cash dividends declared per common share	$0.04	$0.04
See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2009 and 2008

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income	Interests	Stock	Total
Balance December 31, 2008	$568	$4,630,883	$43,090,268	$40,893,304	$3,628,360	$1,858,298	$(1,606,510)	$92,495,171
Comprehensive income:
Net income	—	—	—	852,920	—	248,297	—	1,101,217
Other comprehensive loss, net of tax	—	—	—	—	(589,513)	—	—	(589,513)

Comprehensive income								511,704

Common cash dividends declared, $0.04 per share	—	—	—	(181,178)	—	—	—	(181,178)
Preferred cash dividends declared and accrued	—	—	—	(2,543,902)	—	—	—	(2,543,902)
Discount accretion on cumulative preferred stock	—	—	268,525	(268,525)	—	—	—	—
Proceeds from issuance of 38,237 shares of preferred stock and common stock warrant	38,237	—	38,014,586	—	—	—	—	38,052,823
Proceeds from issuance of 22,275 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	—	22,275	155,185	—	—	—	—	177,460
Exchange of 830 shares of common stock in connection with options exercised	—	(830)	(6,889)	—	—	—	—	(7,719)
Stock compensation expense							500,584	500,584
Restricted stock awards	—	15,908	(15,908)	—	—	—	—	—
Purchase of noncontrolling interests	—	—	(78,960)	—	—	(231,040)	—	(310,000)
Distributions to noncontrolling interest partners	—	—	—	—	—	(202,486)	—	(202,486)

Balance September 30, 2009	$38,805	$4,668,236	$81,927,391	$38,752,619	$3,038,847	$1,673,069	$(1,606,510)	$128,492,457

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income	Interests	Stock	Total
Balance December 31, 2007	$568	$4,597,744	$42,317,374	$36,338,566	$2,811,540	$1,720,683	$—	$87,786,475
Comprehensive income:
Net income	—	—	—	6,764,215	—	362,213	—	7,126,428
Other comprehensive loss, net of tax	—	—	—	—	(2,481,509)	—	—	(2,481,509)

Comprehensive income								4,644,919

Common cash dividends declared, $0.04 per share	—	—	—	(184,585)	—	—	—	(184,585)
Preferred cash dividends declared	—	—	—	(1,338,375)	—	—	—	(1,338,375)
Proceeds from issuance of 16,972 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	—	16,972	186,639	—	—	—	—	203,611
Proceeds from issuance of 7,305 shares of common stock as a result of stock options exercised	—	7,305	82,410	—	—	—	—	89,715
Exchange of 1,933 shares of common stock in connection with options exercised	—	(1,933)	(27,284)	—	—	—	—	(29,217)
Tax benefit of nonqualified stock options exercised	—	—	1,611	—	—	—	—	1,611
Stock compensation expense	—	—	346,935	—	—	—	—	346,935
Restricted stock award	—	5,000	(5,000)	—	—	—	—	—
Distributions to noncontrolling interest partners	—	—	—	—	—	(108,762)	—	(108,762)

Balance September 30, 2008	$568	$4,625,088	$42,902,685	$41,579,821	$330,031	$1,974,134	$—	$91,412,327

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$852,920	$6,764,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,116,582	1,887,233
Provision for loan/lease losses related to continuing operations	12,761,180	4,493,644
Provision for loan/lease losses related to discontinued operations	—	1,727,000
Amortization of offering costs on subordinated debentures	10,738	10,738
Stock-based compensation expense	462,370	289,231
Net income attributable to noncontrolling interests	248,297	362,213
Amortization of premiums on securities, net	1,225,862	31,918
Gain on sale of merchant credit card acquiring business	—	(4,645,213)
Gains on sales of foreclosed assets, net	(220,408)	(65,736)
Gains on sales of securities	(718,948)	—
Other-than-temporary impairment losses on securities	206,369	—
Loans originated for sale	(116,718,234)	(68,882,999)
Proceeds on sales of loans	122,439,643	72,093,764
Gains on sales of loans, net	(1,374,047)	(863,146)
Increase in accrued interest receivable	(266,683)	(531,322)
Increase in other assets	(1,076,844)	(4,196,021)
Decrease in other liabilities	(1,483,772)	(2,338,195)

Net cash provided by operating activities	$18,465,025	$6,137,324

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in federal funds sold	(19,119,684)	(2,916,411)
Net (increase) decrease in interest-bearing deposits at financial institutions	(20,870,170)	3,811,496
Proceeds from sale of merchant credit card acquiring business	—	5,200,000
Proceeds from sales of foreclosed assets	1,023,616	661,268
Activity in securities portfolio:
Purchases	(219,933,588)	(94,236,370)
Calls, maturities and redemptions	119,121,855	75,312,251
Paydowns	293,334	633,222
Proceeds from sales of securities	9,204,635	—
Activity in bank-owned life insurance:
Purchases	(1,000,001)	—
Increase in cash value of bank-owned life insurance	(929,854)	(872,543)
Increase in loans/leases originated and held for investment	(41,518,153)	(160,366,569)
Purchase of premises and equipment	(1,972,909)	(1,693,503)
Net increase in cash related to discontinued operations, held for sale	—	(1,131,508)

Net cash used in investing activities	$(175,700,919)	$(175,598,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	37,809,137	136,731,836
Net increase (decrease) in short-term borrowings	12,696,640	(47,349,417)
Activity in Federal Home Loan Bank advances:
Advances	8,500,000	60,145,000
Payments	(14,345,000)	(14,265,006)
Net increase in other borrowings	64,484,621	28,915,022
Tax benefit of nonqualified stock options exercised	—	1,611
Payment of cash dividends	(2,671,134)	(1,528,745)
Proceeds from issuance of preferred stock and common stock warrant, net	38,052,823	—
Proceeds from issuance of common stock, net	169,741	264,109
Purchase of noncontrolling interest	(310,000)	—

Net cash provided by financing activities	$144,386,828	$162,914,410

Net decrease in cash and due from banks	(12,849,066)	(6,546,933)
Cash and due from banks, beginning	33,464,074	40,490,000

Cash and due from banks, ending	$20,615,008	$33,943,067

Supplemental disclosure of cash flow information, cash payments for:
Interest	$28,134,596	$32,950,020

Income/franchise taxes	$1,763,820	$2,283,927

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains (losses) on securities available for sale, net	$(589,513)	$(2,481,509)

Transfers of loans to other real estate owned	$2,191,616	$2,228,613

See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation: The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2008, including QCR Holdings, Inc.’s (the “Company”) Form 10-K filed with the Securities and Exchange Commission on March 6, 2009. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited consolidated financial statements, have been omitted.
The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim periods ended September 30, 2009, are not necessarily indicative of the results expected for the year ending December 31, 2009.
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
Activities related to discontinued operations have been recorded separately with current and prior period amounts reclassified as assets and liabilities related to discontinued operations on the consolidated balance sheets and as discontinued operations on the consolidated statements of operations and consolidated statement of cash flows. The notes to the consolidated financial statements have also been adjusted to eliminate the effect of discontinued operations.
Subsequent events: The Company has evaluated all subsequent events through November 9, 2009, the date of issuance of the financial statements.
Stock-based compensation plans: Please refer to Note 14 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, for information related to the Company’s stock option and incentive plans, stock purchase plan, and stock appreciation rights (“SARs”).

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
The Company accounts for stock-based compensation with measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. Stock-based compensation expense totaled $462 thousand and $289 thousand for the nine months ended September 30, 2009 and 2008, respectively. A key component in the calculation of stock-based compensation expense is the market price of the Company’s stock.
Preferred stock and common stock warrant: As more fully described in Note 9, during the first quarter of 2009, the Company issued preferred stock and a common stock warrant to the U.S. Department of Treasury (“Treasury”) as a result of the Company’s participation in the Treasury Capital Purchase Program (“TCPP”), which are classified in stockholders’ equity on the consolidated balance sheet. The outstanding preferred stock has similar characteristics of an “Increasing Rate Security” as described by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. The proceeds received in conjunction with the issuance of the preferred stock and common stock warrant were allocated to preferred stock and additional paid-in-capital based on their relative fair values. Discounts on the increasing rate preferred stock are amortized over the expected life of the preferred stock (5 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount at the time of issuance is computed as the present value of the difference between dividends that will be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities. The amortization in each period is the amount which, together with the stated dividend in the period results in a constant rate of effective cost with regard to the carrying amount of the preferred stock.
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
Other-than-temporary impairment: Securities available for sale are reported at fair value, with the unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of deferred income taxes. Available for sale debt and equity securities are evaluated to determine whether declines in fair value below their amortized cost are other-than-temporary. In estimating other-than-temporary impairment losses on debt securities, management considers a number of factors including, but not limited to, (1) the length of time and extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) the current market conditions, and (4) the intent of the Company to not sell the security or whether it is more-likely-than-not that the Company will be required to sell the security before its anticipated recovery. See Note 3 for additional information regarding securities available for sale and the evaluation of other-than-temporary impairment.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
Recent accounting developments: On June 29, 2009, FASB issued an accounting pronouncement establishing the FASB Accounting Standards Codification™ (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity of US GAAP. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards were superceded. The Company adopted this pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole.
On June 12, 2009, FASB issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special-purposed entities. Specifically, these pronouncements eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. These pronouncements will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The Company will adopt these new pronouncements on January 1, 2010, as required. Management has not yet determined the impact adoption may have on the Company’s consolidated financial statements.
On May 28, 2009, FASB issued an accounting pronouncement establishing general standards of accounting for and disclosure of subsequent events, which are events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. In particular, the pronouncement requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. This pronouncement also requires entities to disclose the date through which subsequent events have been evaluated. This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of this new pronouncement for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole.
On April 9, 2009, FASB issued three related accounting pronouncements intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. In particular, these pronouncements: (1) provide guidelines for making fair value measurements more consistent with the existing accounting principles when the volume and level of activity for the asset or liability have decreased significantly; (2) enhance consistency in financial reporting by increasing the frequency of fair value disclosures and (3) modify existing general standards of accounting for and disclosure of other-than-temporary impairment (“OTTI”) losses for impaired debt securities.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
All three pronouncements were effective for interim and annual periods ending after June 15, 2009. Entities were permitted to early adopt these pronouncements for interim and annual periods ending after March 15, 2009, but had to adopt all three pronouncements concurrently. The Company adopted these pronouncements for the quarterly reporting period ending June 30, 2009, as required. See Note 8 for additional information regarding fair value measurements of financial assets and liabilities, and Note 3 for additional information for investment securities. The adoption of these pronouncements did not have a material impact on the Company’s consolidated financial statements taken as a whole.
In December 2007, FASB issued an accounting pronouncement that changed the measurement, recognition and presentation of minority interests in consolidated subsidiaries (now referred to as noncontrolling interests). This pronouncement was effective for fiscal years beginning on or after December 15, 2008 and was prospective for the change related to measurement and recognition and retrospective for the changes related to presentation.
The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on the consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of this pronouncement did not have any other material impact on the Company’s consolidated financial statements.
NOTE 2 — DISCONTINUED OPERATIONS
During 2008, Bancard sold its merchant credit card acquiring business resulting in gain on sale, net of taxes and related expenses, of approximately $3.0 million. The 2008 financial results associated with the merchant credit card acquiring business have been reflected as discontinued operations. There is no 2009 activity.
On December 31, 2008, the Company sold its Milwaukee subsidiary, First Wisconsin Bank & Trust Company (“FWBT”) for $13.7 million which resulted in a gain on sale, net of taxes and related expenses, of approximately $356 thousand. The 2008 financial results associated with FWBT have been reflected as discontinued operations. There is no 2009 activity.
Please refer to Note 2 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, for information related to the Company’s discontinued operations.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 3 — INVESTMENT SECURITIES
The amortized cost and fair value of investment securities as of September 30, 2009 and December 31, 2008 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

September 30, 2009:
Securities held to maturity, other bonds	$350,000	$—	$—	$350,000

Securities available for sale:
U.S. govt. sponsored agency securities	$315,502,245	$4,066,051	$(232,219)	$319,336,077
Mortgage-backed securities	571,897	18,942	—	590,839
Municipal securities	22,717,218	1,134,218	(61,193)	23,790,243
Trust preferred securities	200,000	—	(84,000)	116,000
Other securities	1,614,163	82,169	(4,759)	1,691,573

	$340,605,523	$5,301,380	$(382,171)	$345,524,732

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

December 31, 2008:
Securities held to maturity, other bonds	$350,000	$—	$—	$350,000

Securities available for sale:
U.S. Treasury securities	$4,318,194	$71,351	$—	$4,389,545
U.S. govt. sponsored agency securities	220,560,286	5,773,091	(90,217)	226,243,160
Mortgage-backed securities	802,485	6,071	(1,417)	807,139
Municipal securities	23,259,460	307,946	(219,181)	23,348,225
Trust preferred securities	200,000	—	(35,000)	165,000
Other securities	1,132,763	18,045	(377,462)	773,346

	$250,273,188	$6,176,504	$(723,277)	$255,726,415

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2009 and December 31, 2008, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2009:
Securities available for sale:
U.S. govt. sponsored agency securities	$58,214,246	$(232,219)	$—	$—	$58,214,246	$(232,219)
Municipal securities	662,367	(38,407)	1,102,943	(22,786)	1,765,310	(61,193)
Trust preferred securities	116,000	(84,000)	—	—	116,000	(84,000)
Other securities	26,100	(3,124)	2,264	(1,635)	28,364	(4,759)

	$59,018,713	$(357,750)	$1,105,207	$(24,421)	$60,123,920	$(382,171)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2008:
Securities available for sale:
U.S. govt. sponsored agency securities	$8,003,720	$(90,217)	$—	$—	$8,003,720	$(90,217)
Mortgage-backed securities	630,974	(1,417)	—	—	630,974	(1,417)
Municipal securities	8,001,415	(219,181)	—	—	8,001,415	(219,181)
Trust preferred securities	165,000	(35,000)	—	—	165,000	(35,000)
Other securities	84,264	(57,316)	407,630	(320,146)	491,894	(377,462)

	$16,885,373	$(403,131)	$407,630	$(320,146)	$17,293,003	$(723,277)

At September 30, 2009, the investment portfolio included 322 securities. Of this number, 49 securities have current unrealized losses; 7 of which have had unrealized losses for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company has the intent to not sell these securities and/or it is not likely that the Company will be required to sell these debt securities before their anticipated recovery. At September 30, 2009 and December 31, 2008, the Company’s equity securities represent less than 1% of the total portfolio.
Declines in fair value of debt securities below their amortized cost basis that are deemed to be other-than-temporary impairment are carried at fair value. Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component being recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the debt security will be recovered, by comparing the present value of cash flows expected to be collected from the debt security, computed using original yield as the discount rate, to the amortized cost basis of the debt security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
The Company has not recognized other-than-temporary impairment on any debt securities for the three and nine months ended September 30, 2009 and 2008.
Should the impairment of any of the equity securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net earnings in the period which the other-than-temporary impairment is identified.
For the nine months ended September 30, 2009, the Company’s evaluation determined that 11 publicly-traded equity securities experienced declines in fair value that were other-than-temporary. As a result, the Company wrote down the value of these securities and recognized losses in the amount of $206 thousand during the first six months of 2009. For the three months ended September 30, 2009, the Company did not recognize other-than-temporary impairment on any of the remaining equity securities.
The Company sold four U.S. government sponsored agency securities during the third quarter of 2009. The Company received proceeds from the sales of $9.2 million resulting in pre-tax gains of $719 thousand. For the three and nine months ended September 30, 2008, there were no sales of investment securities.
The amortized cost and fair value of securities as of September 30, 2009 by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.

	Amortized
	Cost	Fair Value
Securities held to maturity:
Due in one year or less	$50,000	$50,000
Due after one year through five years	250,000	250,000
Due after five years	50,000	50,000

	$350,000	$350,000

Securities available for sale:
Due in one year or less	$14,056,992	$14,210,221
Due after one year through five years	133,769,036	135,171,784
Due after five years	190,593,435	193,860,315

	$338,419,463	$343,242,320
Mortgage-backed securities	571,897	590,839
Other securities	1,614,163	1,691,573

	$340,605,523	$345,524,732

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 4 — OTHER BORROWINGS
Other borrowings as of September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30,	December 31,
	2009	2008

Wholesale repurchase agreements	$135,000,000	$70,000,000
364-day revolving note	5,000,000	5,000,000
Other	67,255	582,634

	$140,067,255	$75,582,634

Maturity and interest rate information concerning wholesale repurchase agreements is summarized as follows:

	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Year-End	Amount Due	at Year-End
Maturity:
Year ending December 31:
2011	$5,000,000	3.40%	$5,000,000	3.40%
2012	40,000,000	4.47	40,000,000	4.47
2013	10,000,000	3.96	—	0.00
2014	10,000,000	4.40	—	0.00
Thereafter	70,000,000	3.64	25,000,000	3.54

	$135,000,000	3.96	$70,000,000	4.06

Each wholesale repurchase agreement has a one-time put option, at the discretion of the counterparty, to terminate the agreement and require the subsidiary bank to repay at predetermined dates prior to the stated maturity date of the agreement.
As of September 30, 2009 and December 31, 2008, embedded within $65,000,000 and $30,000,000, respectively, of the wholesale repurchase agreements are interest rate cap options with varying terms. The interest rate cap options are effected when the 3-month LIBOR rate increases to certain levels. If that situation occurs, the rate paid will be decreased by the difference between the 3-month LIBOR rate and the particular cap level. In no case will the rate paid fall below 0.00%.
At December 31, 2008, the Company had a single $25,000,000 unsecured revolving credit note which matures every 364 days. At December 31, 2008, the note carried a balance outstanding of $5,000,000. Interest was payable monthly at the effective Federal Funds rate plus 1.25% per annum, as defined by the credit agreement. As of December 31, 2008, the interest rate on the note was 1.34%. The note renewed on April 3, 2009, and the amount of credit was reduced from $25,000,000 down to $20,000,000 and is now secured. At September 30, 2009, the note carried a balance outstanding of $5,000,000. Interest is payable monthly at the effective LIBOR rate plus 2.50% per annum, as defined in the credit agreement. As of September 30, 2009, the interest rate on the note was 2.75%.
The current revolving note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—continued
NOTE 5 — EARNINGS PER SHARE
The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$1,624,939	$4,398,868	$1,101,217	$7,126,428
Less: Net income attributable to noncontrolling interests	35,919	93,386	248,297	362,213

Net income attributable to QCR Holdings, Inc.	$1,589,020	$4,305,482	$852,920	$6,764,215

Amounts attributable to QCR Holdings, Inc.:
Income from continuing operations	$1,589,020	$1,615,149	$852,920	$5,305,683
Income from discontinued operations	—	2,690,333	—	1,458,532

Net income	$1,589,020	$4,305,482	$852,920	$6,764,215

Less: Preferred stock dividends	1,031,497	446,125	2,812,427	1,338,375

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$557,523	$3,859,357	$(1,959,507)	$5,425,840

Basic earnings (loss) per common share:
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	0.12	0.25	(0.43)	0.86
Income from discontinued operations attributable to QCR Holdings, Inc.	—	0.58	—	0.32

Net income (loss) attributable to QCR Holdings, Inc.	$0.12	$0.83	$(0.43)	$1.18

Diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	0.12	0.25	(0.43)	0.85
Income from discontinued operations attributable to QCR Holdings, Inc.	—	0.58	—	0.31

Net income (loss) attributable to QCR Holdings, Inc.	$0.12	$0.83	$(0.43)	$1.17

Weighted average common shares outstanding	4,546,270	4,624,056	4,536,992	4,612,658
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	11,032	22,443	N/A *	32,074

Weighted average common and common equivalent shares outstanding	4,557,302	4,646,499	N/A *	4,644,732

*	In accordance with U.S. GAAP, the common equivalent shares are not considered in the calculation of diluted earnings per share as the numerator is a net loss.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—continued
NOTE 6 — BUSINESS SEGMENT INFORMATION
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
FWBT is accounted for as discontinued bank operations and the related 2008 financial information has been properly excluded where appropriate. FWBT’s assets held for sale at September 30, 2008 are reported in the All Other segment.
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
Selected financial information on the Company’s business segments is presented as follows for the three months and nine months ended September 30, 2009 and 2008.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—continued
QCR HOLDINGS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA — BUSINESS SEGMENTS
Three Months and Nine Months Ended September 30, 2009 and 2008

	Commercial Banking
	Quad City	Cedar Rapids	Rockford	Credit Card	Trust		Intercompany	Consolidated
	Bank & Trust	Bank & Trust	Bank & Trust	Processing	Management	All other	Eliminations	Total
Three Months Ended September 30, 2009
Total revenue	$15,119,097	$7,449,770	$3,432,040	$46,122	$719,683	$2,806,414	$(2,883,455)	$26,689,670
Net interest income	$8,769,766	$3,942,819	$1,707,734	$—	$—	$(595,363)	$—	$13,824,956
Net income from continuing operations attributable to QCR Holdings, Inc.	$2,547,474	$579,722	$(533,878)	$64,361	$123,908	$1,719,460	$(2,912,027)	$1,589,020
Total assets	$976,441,398	$525,523,768	$252,047,274	$674,357	$—	$181,088,971	$(186,472,110)	$1,749,303,658
Provision for loan/lease losses	$1,639,765	$1,200,000	$758,000	$(70,873)	$—	$—	$—	$3,526,892
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$—	$3,222,688

Three Months Ended September 30, 2008
Total revenue	$14,064,574	$6,821,470	$3,082,941	$(270,980)	$781,182	$5,544,461	$(5,171,371)	$24,852,277
Net interest income	$7,527,971	$3,497,061	$1,354,700	$115,860	$—	$(697,110)	$(57,440)	$11,741,042
Net income from continuing operations attributable to QCR Holdings, Inc.	$1,863,497	$837,737	$(58,510)	$(153,024)	$125,007	$4,325,787	$(5,325,344)	$1,615,149
Total assets	$886,113,521	$444,211,934	$216,133,770	$955,869	$—	$144,783,216	$(50,782,185)	$1,641,416,125
Provision for loan/lease losses	$1,369,873	$471,377	$260,000	$52,811	$—	$—	$—	$2,154,061
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$—	$3,222,688

Nine Months Ended September 30, 2009
Total revenue	$41,578,054	$21,787,040	$10,282,561	$354,850	$2,139,111	$4,519,946	$(4,822,582)	$75,838,980
Net interest income	$23,475,231	$11,637,768	$4,743,240	$132,573	$—	$(1,866,386)	$(132,573)	$37,989,853
Net income from continuing operations attributable to QCR Holdings, Inc.	$4,753,484	$1,457,511	$(1,868,670)	$(243,283)	$404,757	$1,002,559	$(4,653,437)	$852,920
Total assets	$976,441,398	$525,523,768	$252,047,274	$674,357	$—	$181,088,971	$(186,472,110)	$1,749,303,658
Provision for loan/lease losses	$5,370,231	$3,700,000	$3,144,000	$546,949	$—	$—	$—	$12,761,180
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$—	$3,222,688

Nine Months Ended September 30, 2008
Total revenue	$42,487,275	$19,980,678	$8,819,735	$735,123	$2,549,856	$10,488,577	$(10,879,088)	$74,182,156
Net interest income	$21,833,397	$9,617,536	$3,711,548	$351,607	$—	$(2,109,158)	$(335,632)	$33,069,298
Net income from continuing operations attributable to QCR Holdings, Inc.	$6,013,538	$2,357,705	$(146,039)	$61,131	$576,332	$6,940,955	$(10,497,939)	$5,305,683
Total assets	$886,113,521	$444,211,934	$216,133,770	$955,869	$—	$144,783,216	$(50,782,185)	$1,641,416,125
Provision for loan/lease losses	$2,745,462	$914,645	$689,000	$144,537	$—	$—	$—	$4,493,644
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$—	$3,222,688

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 7 — COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company’s subsidiary banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit, and standby letters of credit.
As of September 30, 2009 and December 31, 2008, commitments to extend credit aggregated were $427.2 million and $494.8 million, respectively. As of September 30, 2009 and December 31, 2008, standby, commercial and similar letters of credit aggregated were $16.4 million and $15.2 million, respectively. Management does not expect that all of these commitments will be funded.
Contractual obligations and other commitments were presented in the Company’s 2008 Annual Report on Form 10-K. There have been no material changes in the Company’s contractual obligations and other commitments since that report was filed.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 8 — FAIR VALUE
The measurement of fair value under U.S. GAAP uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:
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

3.	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
Assets measured at fair value on a recurring basis comprise the following at September 30, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	Fair Value	(Level 1)	(Level 2)	Inputs (Level 3)

Securities available for sale:
U.S. govt. sponsored agency securities	$319,336,077	$—	$319,336,077	$—
Mortgage-backed securities	590,839	—	590,839	—
Municipal securities	23,790,243	—	23,790,243	—
Trust preferred securities	116,000	—	116,000	—
Other securities	1,691,573	626,427	1,065,146	—

	$345,524,732	$626,427	$344,898,305	$—

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

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
Certain financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis were not significant at September 30, 2009.
The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	As of September 30, 2009		As of December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and due from banks	$20,615,008	$20,615,008	$33,464,074	$33,464,074
Federal funds sold	39,815,582	39,815,582	20,695,898	20,695,898
Interest-bearing deposits at financial institutions	22,984,074	22,984,074	2,113,904	2,113,904
Investment securities:
Held to maturity	350,000	350,000	350,000	350,000
Available for sale	345,524,732	345,524,732	255,726,415	255,726,415
Loans/leases receivable, net	1,219,098,457	1,222,932,000	1,196,880,462	1,189,382,000
Accrued interest receivable	8,102,518	8,102,518	7,835,835	7,835,835
Deposits	1,096,767,735	1,102,938,000	1,058,958,598	1,067,480,000
Short-term borrowings	114,153,590	114,153,590	101,456,950	101,456,950
Federal Home Loan Bank advances	212,850,000	229,441,000	218,695,000	235,309,000
Other borrowings	140,067,255	146,798,000	75,582,634	78,472,000
Accrued interest payable	3,148,544	3,148,544	4,539,122	4,539,122
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
NOTE 9 — ISSUANCE OF SERIES D PREFERRED STOCK AND COMMON STOCK WARRANT
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
The Warrant has a ten-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.99 per share of the Common Stock. As of September 30, 2009, there had been no changes to the number of common shares covered by the Warrant nor had the Treasury exercised any portion of the Warrant.
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

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law, which contains provisions that significantly impact TCPP recipients both retroactively and prospectively. Restrictions on repayment, including the Tier 1 qualified capital raise requirement, have been removed allowing institutions to repay the TCPP funds, in whole or in part, upon consultation and approval from the Company’s primary federal banking regulator. If the Treasury is repaid, it will liquidate the warrant it holds at the fair market value. ARRA has also imposed more strict compensation limitations and expands the number of executives covered based upon the amount of TCPP funds received. These provisions will apply to existing and future TCPP recipients for periods the TCPP capital is outstanding.
The Series D Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Upon the request of Treasury at any time, the Company has agreed to promptly enter into a deposit arrangement pursuant to which the Series D Preferred Stock may be deposited and depositary shares representing fractional shares of Series D Preferred Stock may be issued. The Company registered the Warrant and the shares of Common Stock underlying the Warrant with the Securities and Exchange Commission under the Securities Act. Additionally, the Company has also agreed to register the shares of Series D Preferred Stock upon the written request of Treasury.
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
The Company calculated a discount on the Series D Preferred Stock in the amount of $2.4 million, which is being amortized over a 5 year period. The effective cost on the Series D Preferred Stock, including the accretion of the discount, is approximately 6.23%. In determining net income (loss) attributable to the Company’s common stockholders, the periodic accretion and the cash dividend on the preferred stock are subtracted from net income (loss) attributable to the Company.

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
•	Quad City Bank & Trust commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services, to the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. Quad City Bank & Trust also provides leasing services through its 80%-owned subsidiary, m2 Lease Funds, located in Brookfield, Wisconsin. On January 1, 2008, Quad City Bank & Trust acquired 100% of the membership units of CMG Investment Advisors, LLC, which is an investment management and advisory company.

•	Cedar Rapids Bank & Trust commenced operations in 2001 and provides full-service commercial and consumer banking, and trust and asset management services, to Cedar Rapids, Iowa and adjacent communities through its main office located on First Avenue in downtown Cedar Rapids, Iowa and its branch facility located on Council Street in northern Cedar Rapids. Cedar Rapids Bank & Trust also provides residential real estate mortgage lending services through its 50%-owned joint venture, Cedar Rapids Mortgage Company.

•	Rockford Bank & Trust commenced operations in January 2005 and provides full-service commercial and consumer banking, and trust and asset management services, to Rockford, Illinois and adjacent communities through its main office located in downtown Rockford and its branch facility on Guilford Road at Alpine Road in Rockford.
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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
OVERVIEW
The Company reported net income attributable to QCR Holdings, Inc. for the quarter ended September 30, 2009 of $1.6 million, which resulted in diluted earnings per share for common stockholders of $0.12. By comparison, for the quarter ended June 30, 2009, the Company reported a net loss attributable to QCR Holdings, Inc. of $820 thousand, and diluted earnings per share of ($0.42). For the third quarter of 2008, the Company reported net income attributable to QCR Holdings, Inc. of $4.3 million, and diluted earnings per share of $0.83. For the nine months ended September 30, 2009, the Company reported net income attributable to QCR Holdings, Inc. of $853 thousand compared to net income attributable to QCR Holdings, Inc. of $6.8 million for the same period in 2008. As previously reported and discussed, in September 2008 the Company sold its merchant credit card acquiring business resulting in a gain on sale, net of taxes and related expenses, of approximately $3.0 million.
For the quarter ended September 30, 2009, the Company recognized net income from continuing operations attributable to QCR Holdings, Inc. of $1.6 million, or diluted earnings per share of $0.12, as compared to net income from continuing operations attributable to QCR Holdings, Inc. of $1.6 million, or diluted earnings per share of $0.25, for the quarter ended September 30, 2008. The Company’s net interest income for the current quarter totaled $13.8 million which is an increase of $2.1 million, or nearly 18%, from $11.7 million for the same period of 2008. Of this increase, $1.3 million was attributable to the recognition of interest income for cash interest payments previously received on a commercial loan which had been deferred pending the resolution of a contingency which was resolved this quarter. Additionally, the Company recognized gains on securities sold of $719 thousand. More than offsetting these items, the Company continued to provide reserves at significant levels for its loan/lease portfolio with $3.5 million of provision expense for the third quarter of 2009. Further, during the third quarter of 2009, the Company continued to incur significant expenses for FDIC insurance and experienced an increase in legal and other expenses incurred in connection with carrying high levels of nonperforming assets.
The performance and factors driving the results for the first nine months of 2009 are consistent with the third quarter of 2009 mentioned above. For the nine months ended September 30, 2009, the Company reported net income from continuing operations attributable to QCR Holdings, Inc. of $853 thousand, and diluted earnings per share of ($0.43), as compared to net income from continuing operations attributable to QCR Holdings, Inc. of $5.3 million, and diluted earnings per share of $0.85 for the same period of 2008. This decline resulted primarily from substantial increases in the provision for loan/lease losses and FDIC assessments. Partially offsetting these increased expenses, net interest income grew $4.9 million, including the $1.3 million one-time adjustment mentioned above, from $33.1 million for the nine months ended September 30, 2008 to $38.0 million for the same period in 2009.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Net interest income, on a tax equivalent basis, increased $2.0 million, including the $1.3 million one-time adjustment, to $13.9 million for the quarter ended September 30, 2009, from $11.9 million for the third quarter of 2008. For the third quarter of 2009, average earning assets increased by $260.0 million, or 19%, and average interest-bearing liabilities increased by $170.9 million, or 14%, when compared with average balances for the third quarter of 2008. A comparison of yields, spread and margin from the third quarter of 2009 to the third quarter of 2008 is as follows (on a tax equivalent basis):
•	The average yield on interest-earning assets decreased 76 basis points.

•	The average cost of interest-bearing liabilities decreased 69 basis points.

•	The net interest spread declined 7 basis points from 3.14% to 3.07%.

•	The net interest margin declined 4 basis points from 3.44% to 3.40%.
Net interest income, on a tax equivalent basis, increased $4.9 million, including the $1.3 million one-time adjustment, to $38.3 million for the nine months ended September 30, 2009, from $33.4 million for the first nine months of 2008. For the nine months ended September 30, 2009, average earning assets increased by $250.9 million, or 19%, and average interest-bearing liabilities increased by $174.5 million, or 14%, when compared with average balances for the nine months ended September 30, 2008. A comparison of yields, spread and margin for the first nine months of 2009 to the first nine months of 2008 is as follows (on a tax equivalent basis):
•	The average yield on interest-earning assets decreased 92 basis points.

•	The average cost of interest-bearing liabilities decreased 79 basis points.

•	The net interest spread declined 13 basis points from 3.03% to 2.90%.

•	The net interest margin declined 11 basis points from 3.32% to 3.21%.
The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

	For the three months ended September 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$44,790	$36	0.32%	$4,395	$28	2.55%
Interest-bearing deposits at financial institutions	40,895	100	0.98%	1,041	10	3.84%
Investment securities (1)	325,115	3,017	3.71%	230,880	3,083	5.34%
Gross loans/leases receivable (2) (3)	1,228,744	19,486	6.34%	1,143,273	18,531	6.48%

Total interest earning assets	$1,639,544	22,639	5.52%	$1,379,589	21,652	6.28%
Noninterest-earning assets:
Cash and due from banks	$30,908			$32,116
Premises and equipment	30,695			31,506
Less allowance for estimated losses on loans/leases	(23,258)			(13,987)
Other	69,015			170,994

Total assets	$1,746,904			$1,600,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$375,002	957	1.02%	$279,829	1,211	1.73%
Savings deposits	42,810	39	0.36%	67,193	231	1.38%
Time deposits	506,769	3,332	2.63%	442,058	4,128	3.74%
Short-term borrowings	110,354	172	0.62%	147,487	656	1.78%
Federal Home Loan Bank advances	211,791	2,271	4.29%	204,947	2,249	4.39%
Junior subordinated debentures	36,085	497	5.51%	36,085	573	6.35%
Other borrowings	137,668	1,433	4.16%	71,933	752	4.18%

Total interest-bearing liabilities	$1,420,479	8,701	2.45%	$1,249,532	9,800	3.14%

Noninterest-bearing demand deposits	$177,807			$137,340
Other noninterest-bearing liabilities	20,784			122,514
Total liabilities	$1,619,070			$1,509,386

Stockholders’ equity	127,834			90,832

Total liabilities and stockholders’ equity	$1,746,904			$1,600,218

Net interest income		$13,938			$11,852

Net interest spread			3.07%			3.14%

Net interest margin			3.40%			3.44%

Ratio of average interest earning assets to average interest- bearing liabilities	115.42%			110.41%

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
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis of Changes of Interest Income/Interest Expense
For the three months ended September 30, 2009

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2009 vs. 2008
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$8	$(178)	$186
Interest-bearing deposits at financial institutions	90	(57)	147
Investment securities (2)	(66)	(4,334)	4,268
Gross loans/leases receivable (3) (4)	955	(2,271)	3,226

Total change in interest income	$987	$(6,840)	$7,827

INTEREST EXPENSE
Interest-bearing demand deposits	$(254)	$(1,940)	$1,686
Savings deposits	(192)	(129)	(63)
Time deposits	(796)	(3,767)	2,971
Short-term borrowings	(484)	(349)	(135)
Federal Home Loan Bank advances	22	(235)	257
Junior subordinated debentures	(76)	(76)	—
Other borrowings	681	(23)	704

Total change in interest expense	$(1,099)	$(6,519)	$5,420

Total change in net interest income	$2,086	$(321)	$2,407

(1)	The column “increase/decrease from prior period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable.

(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

	For the nine months ended September 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earnings assets:
Federal funds sold	$46,971	92	0.26%	$3,410	70	2.74%
Interest-bearing deposits at financial institutions	30,898	210	0.91%	6,572	158	3.21%
Investment securities (1)	294,606	9,128	4.13%	226,186	9,077	5.35%
Gross loans/leases receivable (2) (3)	1,220,326	55,658	6.08%	1,105,698	54,844	6.61%

Total interest earning assets	$1,592,801	65,088	5.45%	$1,341,866	64,149	6.37%

Noninterest-earning assets:
Cash and due from banks	29,786			$33,399
Premises and equipment	30,735			31,605
Less allowance for estimated losses on loans	(21,404)			(12,966)
Other	73,106			152,569

Total assets	$1,705,024			$1,546,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$359,094	2,890	1.07%	$302,509	4,643	2.05%
Savings deposits	51,213	291	0.76%	56,735	638	1.50%
Time deposits	525,667	11,376	2.89%	417,598	12,849	4.10%
Short-term borrowings	107,598	531	0.66%	168,224	2,723	2.16%
Federal Home Loan Bank advances	211,537	6,801	4.29%	186,086	6,188	4.43%
Junior subordinated debentures	36,085	1,530	5.65%	36,085	1,771	6.54%
Other borrowings	109,673	3,325	4.04%	59,115	1,922	4.34%

Total interest-bearing liabilities	$1,400,867	26,744	2.55%	$1,226,352	30,734	3.34%

Noninterest-bearing demand	159,246			$133,006
Other noninterest-bearing liabilities	21,972			98,358
Total liabilities	$1,582,085			$1,457,716

Stockholders’ equity	122,939			88,757

Total liabilities and stockholders’ equity	$1,705,024			$1,546,473

Net interest income		$38,344			$33,415

Net interest spread			2.90%			3.03%

Net interest margin			3.21%			3.32%

Ratio of average interest earning assets to average interest- bearing liabilities	113.70%			109.42%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2)	Loan fees are not material and are included in interest income from loans receivable.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis of Changes of Interest Income/Interest Expense
For the nine months ended September 30, 2009

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2009 vs. 2008
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$22	$(155)	$177
Interest-bearing deposits at financial institutions	52	(245)	297
Investment securities (2)	51	(3,125)	3,176
Gross loans/leases receivable (3) (4)	814	(6,270)	7,084

Total change in interest income	$939	$(9,795)	$10,734

INTEREST EXPENSE
Interest-bearing demand deposits	$(1,753)	$(2,921)	$1,168
Savings deposits	(347)	(290)	(57)
Time deposits	(1,473)	(5,523)	4,050
Short-term borrowings	(2,192)	(1,444)	(748)
Federal Home Loan Bank advances	613	(321)	934
Junior subordinated debentures	(241)	(241)	—
Other borrowings	1,403	(218)	1,621

Total change in interest expense	$(3,990)	$(10,958)	$6,968

Total change in net interest income	$4,929	$1,163	$3,766

(1)	The column “increase/decrease from prior period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable.

(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable.

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
Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for estimated losses on loans/leases. The Company’s allowance for estimated losses on loans/leases methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for estimated loan/lease loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for estimated losses on loans/leases if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance for estimated losses on loans/leases. Although management believes the level of the allowance as of September 30, 2009 is adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
The Company’s assessment of other-than-temporary impairment of its available for sale securities portfolio is another critical accounting policy as a result of the level of judgment required by management. Available for sale securities are evaluated to determine whether declines in fair value below their amortized cost are other-than-temporary. In estimating other-than-temporary impairment losses, management considers a number of factors including, but not limited to, (1) the length of time and extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) the current market conditions, and (4) the intent of the Company to not sell the security or whether it is more-likely-than-not that the Company will be required to sell the security before its anticipated recovery. For the nine months ended September 30, 2009, management’s evaluations determined that 11 publicly-traded equity securities owned by the Holding Company experienced declines in fair value that were other-than-temporary resulting in recognized losses totaling $206 thousand. For the third quarter of 2009, management’s evaluation determined that the declines in fair value below amortized cost for the remaining securities were temporary.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
RESULTS OF OPERATIONS
INTEREST INCOME
Interest income experienced an increase of $987 thousand, including the one-time adjustment of $1.3 million, from $21.5 million for the quarter ended September 30, 2008 to $22.5 million for the quarter ended September 30, 2009. The Company grew its interest-earnings assets as the average balance increased $260.0 million, or 19%, from $1.38 billion for the third quarter of 2008 to $1.64 billion for the same quarter of 2009. Most notably, the average balance of the loan/lease portfolio increased 7%, and the average balance of the investment securities portfolio increased 41%. The impact of this growth on interest income was effectively offset as a result of the sharp decline in national and local market interest rates over the past year. The Company’s average yield on interest earning assets decreased 76 basis points from 6.28% for the three months ended September 30, 2008 to 5.52% for the same period in 2009.
For the nine months ended September 30, 2009, the Company reported interest income of $64.7 million, including the one-time adjustment of $1.3 million, which is an increase from $63.8 million for the first nine months of 2008. As mentioned above, the impact of significant growth in interest-earning assets on interest income was effectively offset by the sharp decline in national and local market interest rates over the past year.
INTEREST EXPENSE
Interest expense decreased $1.1 million, or 11%, from $9.8 million for the third quarter of 2008 to $8.7 million for the third quarter of 2009. Although the Company saw an increase in the average balance of interest-bearing liabilities of $170.9 million, or 14%, from the third quarter in 2008 to the third quarter in 2009, the impact of this increase on interest expense was more than offset by the decline in the average cost of interest bearing liabilities. Specifically, the Company’s average cost of interest bearing liabilities was 2.45% for the third quarter of 2009, which was a decrease of 69 basis points when compared to 3.14% for the third quarter of 2008.
For the nine months ended September 30, 2009, the Company reported interest expense of $26.7 million which is a decrease of $4.0 million, or 13%, from $30.7 million for the nine months ended September 30, 2008. The Company’s ability to effectively manage the cost of interest-bearing liabilities more than offset the impact of increased volume on interest expense.

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
The provision for loan/lease losses increased $1.3 million from $2.2 million for the third quarter of 2008 to $3.5 million for the third quarter of 2009. For the nine-month comparative period, the provision for loan/lease losses increased $8.3 million from $4.5 million for 2008 to $12.8 million for 2009. The increases are attributable to growth in loans/leases, continued degradation of specific commercial credits, and the Company’s decision to increase the qualitative reserve factors applied to all loans within the reserve adequacy calculations for all of the subsidiary banks and the leasing company due to the continued uncertainty regarding the national economy and the impact on the Company’s local markets.
The provision for loan/lease losses for the third quarter of 2009 of $3.5 million was a decrease of $1.4 million from $4.9 million for the second quarter of 2009.
As a result, the Company’s allowance for loan/lease losses to gross loans/leases increased to 1.82% at September 30, 2009 from 1.47% at December 31, 2008, and from 1.24% at September 30, 2008.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
NON-INTEREST INCOME
The following tables set forth the various categories of non-interest income for the three months and nine months ended September 30, 2009 and 2008.

	Three Months Ended
	September 30,	September 30,
	2009	2008	$ Change	% Change

Credit card fees, net of processing costs	$267,240	$228,786	$38,454	16.8%
Trust department fees	719,682	781,182	(61,500)	(7.9)
Deposit service fees	843,674	816,019	27,655	3.4
Gains on sales of loans, net	288,924	200,499	88,425	44.1
Securities gains	718,948	—	718,948	N/A
Gains on sales of foreclosed assets	33,711	61,152	(27,441)	(44.9)
Earnings on bank-owned life insurance	316,568	241,190	75,378	31.3
Investment advisory and management fees, gross	373,724	480,587	(106,863)	(22.2)
Other	601,104	501,794	99,310	19.8

Total non-interest income	$4,163,575	$3,311,209	$852,366	25.7%

	Nine Months Ended
	September 30,	September 30,
	2009	2008	$ Change	% Change

Credit card fees, net of processing costs	$805,990	$735,123	$70,867	9.6%
Trust department fees	2,139,111	2,549,856	(410,745)	(16.1)
Deposit service fees	2,458,691	2,319,958	138,733	6.0
Gains on sales of loans, net	1,374,047	863,146	510,901	59.2
Securities gains	718,948	—	718,948	N/A
Other-than-temporary impairment losses on securities	(206,369)	—	(206,369)	N/A
Gains on sales of foreclosed assets	220,408	65,736	154,672	235.3
Earnings on bank-owned life insurance	929,854	787,217	142,637	18.1
Investment advisory and management fees, gross	1,076,136	1,566,604	(490,468)	(31.3)
Other	1,588,293	1,491,681	96,612	6.5

Total non-interest income	$11,105,109	$10,379,321	$725,788	7.0%

Trust department fees decreased $62 thousand from the third quarter of 2008 to the third quarter of 2009, and decreased $411 thousand for the nine months ended September 30, 2009 as compared to the same period of 2008. The majority of trust department fees are determined based on the value of the investments within the managed trusts. With the national economic difficulties experienced over the past year, many of these investments experienced declines in market value.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Gains on sales of loans, net, increased $88 thousand for the third quarter of 2009 compared to the same quarter of 2008, and increased $511 thousand for the first nine months of 2009 compared to the same period of 2008. This consists primarily of sales of residential mortgages. Loan origination and sales activity for these loan types has increased as a result of the reduction in interest rates and the resulting increase in residential mortgage refinancing transactions. The Company sells the majority of the residential mortgages it originates.
During the third quarter of 2009, the Company identified four securities with favorable market positions which were sold at pre-tax gains totaling $719 thousand. For the nine months ended September 30, 2009, these gains were partially offset as the Company wrote down the value of 11 publicly-traded equity securities owned by the Holding Company which had experienced declines in fair value deemed to be other-than-temporary. The Company recognized losses in the amount of $206 thousand during the first six months of 2009 for these write-downs.
Investment advisory and management fees decreased $107 thousand, or 22%, for the third quarter of 2009 compared to the third quarter of 2008. Additionally, for the nine months ended September 30, 2009, investment advisory and management fees experienced a decrease of $490 thousand, or 31%, when compared to the same period of 2008. Similar to trust department fees, these fees are determined based on the value of the investments managed. With the economic recession, many of these investments have experienced declines in market value.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
NON-INTEREST EXPENSE
The following tables set forth the various categories of non-interest expense for the three months and nine months ended September 30, 2009 and 2008.

	Three Months Ended
	September 30,	September 30,
	2009	2008	$ Change	% Change

Salaries and employee benefits	$6,617,481	$6,467,255	$150,226	2.3%
Professional and data processing fees	1,183,283	1,143,404	39,879	3.5
Advertising and marketing	250,930	386,099	(135,169)	(35.0)
Occupancy and equipment expense	1,368,900	1,326,446	42,454	3.2
Stationery and supplies	130,623	116,589	14,034	12.0
Postage and telephone	267,731	222,931	44,800	20.1
Bank service charges	128,603	159,598	(30,995)	(19.4)
FDIC and other insurance	1,235,486	338,453	897,033	265.0
Loan/lease expense	832,806	299,368	533,438	178.2
Other	257,458	116,140	141,318	121.7

Total non-interest expense	$12,273,301	$10,576,283	$1,697,018	16.0%

	Nine Months Ended
	September 30,	September 30,
	2009	2008	$ Change	% Change

Salaries and employee benefits	$20,463,428	$19,301,094	$1,162,334	6.0%
Professional and data processing fees	3,539,468	3,410,312	129,156	3.8
Advertising and marketing	703,812	980,942	(277,130)	(28.3)
Occupancy and equipment expense	3,962,907	3,791,235	171,672	4.5
Stationery and supplies	408,472	369,363	39,109	10.6
Postage and telephone	787,014	694,742	92,272	13.3
Bank service charges	365,478	430,614	(65,136)	(15.1)
FDIC and other insurance	3,325,382	971,037	2,354,345	242.5
Loan/lease expense	1,484,707	501,589	983,118	196.0
Other	753,339	681,579	71,760	10.5

Total non-interest expense	$35,794,007	$31,132,507	$4,661,500	15.0%

Salaries and employee benefits, which is the largest component of non-interest expense, increased $150 thousand, or 2%, from the third quarter of 2008 to the third quarter of 2009, and increased $1.2 million, or 6%, for the nine months ended September 30, 2009 as compared to the same period of 2008. These modest increases are largely the result of customary annual salary and benefits increases for the majority of the Company’s employees. The Company’s employee base has stabilized over the past year as full time equivalents (“FTEs”) have remained relatively flat from 349 as of September 30, 2008 to 350 as of June 30, 2009 and 343 as of September 30, 2009.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
FDIC and other insurance expense increased $897 thousand for the third quarter of 2009 compared to the third quarter of 2008, and increased $2.4 million for the nine months ended September 30, 2009 compared to the same period of 2008. The reasons for these increases were twofold and both related to expenses for FDIC insurance. First, the FDIC required a one-time special assessment from all insured depository institutions, including the subsidiary banks, for the second quarter of 2009 which amounted to $794 thousand of additional expense. Second, the remaining increase was primarily the result of the FDIC’s new premium pricing system and the base assessment methodology for deposit insurance coverage. Management expects FDIC assessments will continue to be higher than historical levels.
Loan/lease expense increased $533 thousand from the third quarter of 2008 to the third quarter of 2009, and increased $983 thousand for the nine months ended September 30, 2009, compared to the same period of 2008. In conjunction with the increase in nonperforming assets over the past year, the Company has incurred increased carrying costs and workout expenses related to these nonperforming assets.
INCOME TAXES
The provision for income taxes from continuing operations totaled $563 thousand for the third quarter of 2009 compared to $613 thousand for the third quarter of 2008. For the nine months ended September 30, 2009, the provision for income taxes from continuing operations was a benefit of $561 thousand compared to an expense of $2.2 million for the same period of 2008. The decreases were the result of a decrease in income from continuing operations before income taxes and the related increase in the proportionate share of tax-exempt income to total income.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
FINANCIAL CONDITION
Total assets of the Company increased by $143.7 million, or 9%, to $1.75 billion at September 30, 2009 from $1.61 billion at December 31, 2008. The growth resulted primarily from the net increase in the securities available for sale portfolio and the loan/lease portfolio, funded by increases in deposits, short-term and other borrowings, and the issuance of preferred stock.
The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return. Securities increased by $89.8 million, or 35%, to $345.9 million at September 30, 2009 from $256.1 million at December 31, 2008. The increase was the result of increased collateral needs for customer and structured wholesale repurchase agreements at the subsidiary banks. The Company’s securities available for sale portfolio consists largely of U.S. government sponsored agency securities. Mortgage-backed securities represents less than 1% of the entire portfolio as of September 30, 2009. See Note 3 for additional information regarding the Company’s securities portfolio.
Gross loans/leases receivable experienced an increase of $27.0 million, or 2%, from $1.21 billion at December 31, 2008 to $1.24 billion at September 30, 2009. Consistent with the intention of the TCPP, the Company is committed to providing transparency surrounding its utilization of the proceeds from participation in the TCPP including its lending activities and support of the existing communities served. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the table on the following page along with a rollforward of activity for the nine months ended September 30, 2009.
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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
QCR HOLDINGS, INC. AND SUBSIDIARIES
ROLLFORWARD OF LENDING/LEASING ACTIVITY
For the nine months ended September 30, 2009

	Quad City	m2	Cedar Rapids	Rockford	Intercompany	Consolidated
	Bank & Trust	Lease Funds	Bank & Trust	Bank & Trust	Elimination	Total
	(dollars in thousands)

BALANCE AS OF DECEMBER 31, 2008:

Commercial loans	$236,023	$—	$133,191	$69,903	$—	$439,117
Commercial real estate loans	254,848	—	175,481	98,757	(2,418)	526,668
Direct financing leases	—	79,408	—	—	—	79,408
Residential real estate loans	44,480	—	22,608	12,141	—	79,229
Installment and other consumer loans	54,151	—	23,597	10,793	—	88,541

	589,502	79,408	354,877	191,594	(2,418)	1,212,963
Plus deferred loan/lease origination costs, net of fees	118	1,864	(299)	44		1,727

Gross loans/leases receivable	$589,620	$81,272	$354,578	$191,638	$(2,418)	$1,214,690

ORIGINATION OF NEW LOANS:

Commercial loans	29,357	—	37,126	13,950	—	80,433
Commercial real estate loans	26,650	—	30,662	17,805	—	75,117
Direct financing leases	—	27,515	—	—	—	27,515
Residential real estate loans	35,951	—	26,312	20,644	—	82,907
Installment and other consumer loans	9,055	—	3,302	1,831	—	14,188

	$101,013	$27,515	$97,402	$54,230	$—	$280,160

PAYMENTS/MATURITIES/SALES, NET OF ADVANCES OR RENEWALS ON EXISTING LOANS:

Commercial loans	(48,731)	—	(11,957)	(13,766)	—	(74,454)
Commercial real estate loans	(25,286)	—	(20,391)	(5,184)	103	(50,758)
Direct financing leases	—	(18,734)	—	—	—	(18,734)
Residential real estate loans	(47,327)	—	(26,138)	(19,093)	—	(92,558)
Installment and other consumer loans	(13,104)	—	(3,111)	(670)	—	(16,885)

	$(134,448)	$(18,734)	$(61,597)	$(38,713)	$103	(253,389)

BALANCE AS OF SEPTEMBER 30, 2009:

Commercial loans	216,649	—	158,360	70,087	—	445,096
Commercial real estate loans	256,212	—	185,752	111,378	(2,315)	551,027
Direct financing leases	—	88,189	—	—	—	88,189
Residential real estate loans	33,104	—	22,782	13,692	—	69,578
Installment and other consumer loans	50,102	—	23,788	11,954	—	85,844

	556,067	88,189	390,682	207,111	(2,315)	1,239,734
Plus deferred loan/lease origination costs, net of fees	41	2,269	(305)	(1)	—	2,004

Gross loans/leases receivable	$556,108	$90,458	$390,377	$207,110	$(2,315)	1,241,738

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Changes in the allowance for estimated losses on loans/leases for the three and nine months ended September 30, 2009 and 2008 are presented as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)

Balance, beginning	$22,495	$13,259	$17,809	$11,315
Provisions charged to expense	3,527	2,154	12,761	4,494
Loans/leases charged off	(3,596)	(959)	(8,966)	(2,057)
Recoveries on loans/leases previously charged off	214	42	1,036	744

Balance, ending	$22,640	$14,496	$22,640	$14,496

The allowance for estimated losses on loans/leases was $22.6 million at September 30, 2009 compared to $17.8 million at December 31, 2008, an increase of $4.8 million, or 27%. The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated less than “fair quality” and carrying aggregate exposure in excess of $100 thousand. The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff, and reported to management and the board of directors. Due to the continued uncertainty regarding the national economy and the impact on local markets, the Company increased the qualitative reserve factors applied to all loans within the reserve adequacy calculations for all of the subsidiary banks and the leasing company. As a result of these qualitative reserve increases, as well as increased specific reserves on certain loans in the portfolio, the Company’s allowance for estimated losses on loans/leases to gross loans/leases increased to 1.82% at September 30, 2009 from 1.47% at December 31, 2008.
Although management believed that the allowance for estimated losses on loans/leases at September 30, 2009 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.
Net charge-offs for the nine months ended September 30, 2009 were $7.9 million which is an increase of $6.6 million from $1.3 million for the same period of 2008.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The table below presents the amounts of nonperforming assets.

	As of
	September 30, 2009	June 30, 2009	December 31, 2008
	(dollars in thousands)

Nonaccrual loans/leases *	$25,400	$29,420	$20,828
Accruing loans/leases past due 90 days or more	1,503	2,321	222
Other real estate owned	4,994	3,505	3,857

	$31,897	$35,246	$24,907

*	Includes the government guaranteed portion for any nonaccrual loans that have a guarantee. The Company previously reported nonaccrual loans/leases excluding the government guaranteed portion. With this report, the Company adjusted the amounts in the prior periods presented to reflect a consistent comparison. The adjustments did not have a significant impact on loan covenant compliance or other previously presented disclosures.
The Company experienced a decline in nonperforming assets of $3.4 million, or 10%, from $35.3 million as of June 30, 2009 to $31.9 million as of September 30, 2009. The level of nonperforming assets remains elevated compared to December 31, 2008 and historical levels. At September 30, 2009, nonperforming assets to total assets was 1.82% which was a decrease from 2.07% as of June 30, 2009, and an increase from 1.48% as of December 31, 2008. The large majority of the nonperforming assets are commercial loans that have been placed on nonaccrual status. Management has thoroughly reviewed these loans and has provided specific reserves as appropriate. As previously noted, the Company’s allowance for estimated losses on loans/leases to gross loans/leases increased to 1.82% at September 30, 2009 from 1.47% at December 31, 2008.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Deposits increased by $37.8 million, or 4%, to $1.10 billion at September 30, 2009 from $1.06 billion at December 31, 2008. The table below presents the composition of the Company’s deposit portfolio.

	As of
	September 30, 2009	December 31, 2008
	(dollars in thousands)

Non-interest bearing demand deposits	$189,387	$161,126
Interest bearing demand deposits	400,713	355,990
Savings deposits	32,130	31,756
Time deposits	400,742	386,097
Brokered time deposits	73,796	123,990

	$1,096,768	$1,058,959

The Company experienced an increase in demand deposits totaling $73.0 million, or 14%, from $517.1 million as of December 31, 2008 to $590.1 million as of September 30, 2009. This increase and the Company’s overall strong liquidity position has allowed the Company to reduce the level of brokered time deposits which have decreased $50.2 million, or 40%, over the past three quarters.
Short-term borrowings increased $12.7 million, or 13%, from $101.5 million at December 31, 2008 to $114.2 million at September 30, 2009. The subsidiary banks offer short-term repurchase agreements to some of their significant customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank or from their correspondent banks. Short-term borrowings were comprised of customer repurchase agreements of $101.4 million and $68.1 million at September 30, 2009 and December 31, 2008, respectively, as well as federal funds purchased from correspondent banks of $12.8 million at September 30, 2009 and $33.4 million at December 31, 2008.
FHLB advances decreased by $5.8 million, or 3%, to $212.9 million at September 30, 2009 from $218.7 million at December 31, 2008. As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.
Other borrowings increased $64.5 million, or 85%, from $75.6 million at December 31, 2008 to $140.1 million at September 30, 2009. Other borrowings consist largely of structured wholesale repurchase agreements which are utilized as an alternative funding source to FHLB advances and customer deposits. During the second quarter of 2009, the subsidiary banks executed $65.0 million of long-term wholesale structured repurchase agreements with embedded interest rate caps in an effort to reduce long-term interest rate risk in a potential rising rate environment. See Note 4 for additional information regarding the Company’s other borrowings.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Stockholders’ equity increased $36.0 million from $92.5 million as of December 31, 2008 to $128.5 million as of September 30, 2009. The issuance of preferred stock and a common stock warrant as part of the Company’s participation in the TCPP contributed $38.1 million to stockholders’ equity. Refer to Financial Statement Note 9 for detail of the issuance of this preferred stock. Net income attributable to QCR Holdings, Inc. of $853 thousand for the first nine months of 2009 increased retained earnings. Declaration and accrual of common and preferred stock dividends, including accretion of the discount on preferred stock, totaling $3.0 million reduced retained earnings. Specifically, the Company declared a common stock dividend in the amount of $181 thousand on April 21, 2009. Additionally, $804 thousand represented the first three quarterly dividends of 2009 on the outstanding shares of Series B Non-Cumulative Perpetual Preferred Stock at a stated rate of 8.00%, and $534 thousand was the amount of the first three quarterly dividends of 2009 on the outstanding shares of Series C Non-Cumulative Perpetual Preferred Stock at a stated rate of 9.50%. For the Series D Cumulative Perpetual Preferred Stock, dividends at a stated rate of 5.00% were declared and accrued through September 30, 2009 in the amount of $1.2 million, and the discount accreted through September 30, 2009 in the amount of $269 thousand. Additionally, the available for sale portion of the securities portfolio experienced a decrease in fair value of $590 thousand, net of tax, for the first three quarters of 2009 as a result of the increase in long-term interest rates.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $83.4 million as of September 30, 2009. This was an increase of $27.1 million, or 48%, from $56.3 million as of December 31, 2008.
The Company has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, FHLB advances, structured wholesale repurchase agreements, brokered certificates of deposit, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan participations or sales. At September 30, 2009, the subsidiary banks had 20 lines of credit totaling $161.7 million, of which $32.2 million was secured and $129.5 million was unsecured. At September 30, 2009, all of the $161.7 million was available. Additionally, the Company has a single $20.0 million secured revolving credit note with a maturity date of April 2, 2010. As of September 30, 2009, the Company had $15.0 million available as the note carried an outstanding balance of $5.0 million.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Throughout its history, the Company has secured additional capital through various resources including approximately $36.1 million through the issuance of trust preferred securities and $58.2 million through the issuance of preferred stock, of which $38.1 million was issued on February 13, 2009 as part of the Company’s participation in the TCPP. The board of directors and management believed it was prudent to participate in the TCPP because (1) the cost of capital under this program was significantly lower than the cost of capital otherwise available to the Company at the time, and (2) despite being well-capitalized, additional capital under this program provided the Company additional capacity to meet future capital needs that may arise in this current uncertain economic environment. See Financial Statement Note 9 for additional information on the issuance of TCPP preferred stock.
The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The most recent notification from the FDIC categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed each institution’s categories. The Company and the subsidiary banks’ actual capital amounts and ratios as of September 30, 2009 and December 31, 2008 are presented in the following tables (dollars in thousands):

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of September 30, 2009:
Company:
Total risk-based capital	$174,572	12.65%	$110,378	≥	8.0%	N/A		N/A
Tier 1 risk-based capital	155,558	11.27%	55,189	≥	4.0	N/A		N/A
Leverage ratio	155,558	8.92%	69,876	≥	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$95,170	12.45%	$61,142	≥	8.0%	$76,427	≥	10.00%
Tier 1 risk-based capital	85,597	11.20%	30,571	≥	4.0	45,856	≥	6.00%
Leverage ratio	85,597	8.72%	39,245	≥	4.0	49,056	≥	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$53,784	13.28%	$32,411	≥	8.0%	$48,617	≥	10.00%
Tier 1 risk-based capital	48,698	12.02%	16,206	≥	4.0	24,308	≥	6.00%
Leverage ratio	48,698	9.35%	20,832	≥	4.0	26,040	≥	5.00%
Rockford Bank & Trust:
Total risk-based capital	$28,207	13.19%	$17,107	≥	8.0%	$21,384	≥	10.00%
Tier 1 risk-based capital	25,509	11.93%	8,554	≥	4.0	12,830	≥	6.00%
Leverage ratio	25,509	10.18%	10,025	≥	4.0	12,532	≥	5.00%

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
The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the Company’s operations and future prospects are detailed in the “Risk Factors” section included under Item 1.A. of Part I of the Company’s Form 10-K and Item 1.A. of Part II of this report. In addition to the risk factors described in those sections, there are other factors that may impact any public company, including the Company, which could have a material adverse effect on the Company’s operations and future prospects. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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
In an attempt to manage the Company’s exposure to changes in interest rates, management monitors the Company’s interest rate risk. Each subsidiary bank has an asset/liability management committee of the board of directors that meets quarterly to review the bank’s interest rate risk position and profitability, and to make or recommend adjustments for consideration by the full board of each bank. Internal asset/liability management teams consisting of members of the subsidiary banks’ management meet weekly to manage the mix of assets and liabilities to maximize earnings and liquidity and minimize interest rate and other risks. Management also reviews the subsidiary banks’ securities portfolios, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.
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

Part I
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 200 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes a parallel and pro rata shift in interest rates over a twelve-month period. Application of the simulation model analysis at June 30, 2009 demonstrated a 2.80% decrease in net interest income with a 200 basis point increase in interest rates. Due to the status of the current interest rate environment, consideration of any downward shift is not realistic; therefore, the Company didn’t formally quantify any risk for downward shifts in interest rates. The simulation is within the board-established policy limits of a 10% decline in value.
Interest rate risk is considered to be one of the most significant market risks affecting the Company. For that reason, the Company engages the assistance of a national consulting firm and its risk management system to monitor and control the Company’s interest rate risk exposure. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

Part I
Item 4
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2009. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.
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

In addition to the risk factors previously disclosed in Part I, Item1.A. “Risk Factors” in the Company’s 2008 Annual Report on Form 10-K, the Company has identified two risk factors below that could materially affect the Company’s business, financial condition, or future operating results.

Increases in FDIC insurance premiums may have a material adverse effect on the Company’s earnings.

Recently, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. In addition, the FDIC instituted two temporary programs in 2008 to further insure customer deposits at FDIC-member banks through December 31, 2009: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts are fully insured (unlimited coverage). These programs have placed additional stress on the Deposit Insurance Fund. On May 20, 2009, the FDIC extended the $250,000 per customer insurance limit through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all accounts except for certain retirement accounts which will remain insured up to $250,000 per depositor.

In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC increased assessment rates of insured institutions uniformly by 7 cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes effective April 1, 2009, which required riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment on all insured depository institutions, which was collected on September 30, 2009. The final rule also permits the FDIC to impose additional special assessments, if necessary. The latest possible date for imposing additional special assessments under the final rule is December 31, 2009, with collection on March 30, 2010.

Part II
PART II — OTHER INFORMATION — continued
On September 29, 2009, the FDIC Board of Directors adopted a notice of proposed rulemaking and request for comment that would require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and full years 2010 through 2012 on December 29, 2009. This action was taken in connection with the adoption of an Amended Restoration Plan to meet immediate liquidity needs and return the Deposit Insurance Fund to its federally mandated level, without imposing additional special assessments. Further, the prepayment of assessments does not prevent the FDIC from changing assessment rates or revising the risk-based assessment system in future periods.

The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures, the Company may be required to pay even higher FDIC premiums than the recently increased levels. Additionally, the FDIC may make material changes to the calculation of the prepaid assessment from the current proposal. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on the Company’s results of operations and financial condition.

The limitations on bonuses, retention awards, severance payments, and incentive compensation contained in ARRA may adversely affect the Company’s ability to retain its key employees.

For so long as any of the equity securities the Company issued to the Treasury under the TCPP remain outstanding, ARRA restricts bonuses, retention awards, severance payments, and other incentive compensation payable to the Company’s five senior executive officers and up to the next 20 highest paid employees. These limitations may adversely affect the Company’s ability to recruit and retain key employees, including its executive officers, especially if the Company is competing for talent against institutions that are not subject to the same limitations.
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
QCR HOLDINGS, INC.
(Registrant)

Date November 9, 2009	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date November 9, 2009	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QCR HOLDINGS, INC.
(Registrant)

Date November 9, 2009
Douglas M. Hultquist, President
Chief Executive Officer

Date November 9, 2009
Todd A. Gipple, Executive Vice President
Chief Operating Officer Chief Financial Officer