Form 10-K
period 2009-12-31
QCR HOLDINGS INC
filed 2010-03-05
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.
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
Common stock, $1.00 Par Value The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Exchange Act:
Preferred Share Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The NASDAQ Capital Market on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $39,850,370.
As of February 26, 2010, the Registrant had outstanding 4,582,791 shares of common stock, $1.00 par value per share.
Documents incorporated by reference:
Part III of Form 10-K — Proxy statement for annual meeting of stockholders to be held in May 2010.

QCR HOLDINGS, INC. AND SUBSIDIARIES

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
The Company also engages in direct financing lease contracts through the 80% equity investment by Quad City Bank & Trust in m2 Lease Funds, LLC, based in Brookfield, Wisconsin, and in real estate holdings through its 73% equity investment in Velie Plantation Holding Company, LLC, based in Moline, Illinois.
Quad City Bancard, Inc. (“Bancard”), previously a wholly-owned subsidiary of the Company, conducted the Company’s credit card issuing operation. Effective December 31, 2009, Bancard was dissolved and liquidated. The credit card issuing operation was merged in as a department of Quad City Bank & Trust.
During 2008, Bancard sold its merchant credit card acquiring business. The resulting gain on sale, net of taxes and related expenses, was approximately $3.0 million. The current and comparative financial results associated with the merchant credit card acquiring business have been reflected as discontinued operations throughout the annual report.
On December 31, 2008, the Company sold its Milwaukee, Wisconsin subsidiary, First Wisconsin Bank and Trust Company (“First Wisconsin Bank & Trust”), for $13.7 million which resulted in a pre-tax gain on sale of approximately $495 thousand. The current and comparative financial results associated with First Wisconsin Bank & Trust have been reflected as discontinued operations throughout the annual report.
Subsidiary Banks. Quad City Bank & Trust was capitalized on October 13, 1993 and commenced operations on January 7, 1994. Quad City Bank & Trust is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law. Quad City Bank & Trust provides full service commercial and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois. Quad City Bank & Trust has the 80% equity investment in m2 Lease Funds. Quad City Bank & Trust, on a consolidated basis with m2 Lease Funds, had total segment assets of $975.8 million and $908.6 million as of December 31, 2009 and 2008, respectively. See Financial Statement Note 22 for additional business segment information.
Cedar Rapids Bank & Trust is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law. The Company commenced operations in Cedar Rapids in June 2001 operating as a branch of Quad City Bank & Trust. The Cedar Rapids branch operation then began functioning under the Cedar Rapids Bank & Trust charter in September 2001. Cedar Rapids Bank & Trust provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids, Iowa and adjacent communities through its two facilities. The headquarters for Cedar Rapids Bank & Trust is located in downtown Cedar Rapids, and its first branch location is located in northern Cedar Rapids. Cedar Rapids Bank & Trust had total segment assets of $542.7 million and $468.3 million as of December 31, 2009 and 2008, respectively. See Financial Statement Note 22 for additional business segment information.

Rockford Bank & Trust is an Illinois-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law. The Company commenced operations in Rockford, Illinois in September 2004 operating as a branch of Quad City Bank & Trust, and that operation began functioning under the Rockford Bank & Trust charter in January 2005. It provides full-service commercial and consumer banking and trust and asset management services to Rockford and adjacent communities through its original office located in downtown Rockford and its branch facility located on Guilford Road at Alpine Road in Rockford. Rockford Bank & Trust had total segment assets of $265.8 million and $228.0 million as of December 31, 2009 and 2008, respectively. See Financial Statement Note 22 for additional business segment information.
Operating Subsidiaries. On August 26, 2005, Quad City Bank & Trust acquired 80% of the membership units of m2 Lease Funds. John Engelbrecht, the President and Chief Executive Officer of m2 Lease Funds, retained 20% of the membership units. m2 Lease Funds, which is based in Brookfield, Wisconsin, is engaged in the business of leasing machinery and equipment to commercial and industrial businesses under direct financing lease contracts.
Beginning in 1998, the Company held a 20% equity investment in Velie Plantation Holding Company. In 2006, the Company acquired an additional 37% of the membership units bringing its total equity investment to 57% in aggregate. During 2009, the Company acquired an additional 16% of the membership units to bring its total equity investment to 73% in aggregate. Velie Plantation Holding Company is engaged in holding the real estate property known as the Velie Plantation Mansion in Moline, Illinois.
On January 1, 2008, Quad City Bank & Trust acquired 100% of the membership units of CMG Investment Advisors, LLC, which is an investment management and advisory company.
Trust Preferred Subsidiaries. Following is a listing of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including pertinent information as of December 31, 2009 and 2008:

				Interest	Interest
				Rate as	Rate as
				of	of
Name	Date Issued	Amount Issued	Interest Rate	12/31/09	12/31/08

QCR Holdings Statutory Trust II	February 2004	$12,372,000	6.93%*	6.93%	6.93%

QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.10%	6.61%

QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.08%	6.62%

QCR Holdings Statutory Trust V	February 2006	10,310,000	6.62%**	6.62%	6.62%

		$36,085,000

*	Rate is fixed until March 31, 2011, then becomes variable based on 3-month LIBOR plus 2.85%, reset quarterly.

**	Rate is fixed until April 7, 2011, then becomes variable based on 3-month LIBOR plus 1.55%, reset quarterly.
Securities issued by Trust II mature in thirty years, but are callable at par anytime after seven years from issuance. Securities issued by Trust III, Trust IV, and Trust V mature in thirty years, but are callable at par anytime after five years from issuance.

Other Ownership Interests. The Company invests limited amounts of its capital in stocks of financial institutions and mutual funds. In addition to its wholly-owned and majority-owned subsidiaries, the Company owns a 20% equity position in Nobel Real Estate Investors, LLC. In June 2005, Cedar Rapids Bank & Trust entered into a joint venture as a 50% owner of Cedar Rapids Mortgage Company, LLC.
The Company and its subsidiaries collectively employed 343 and 345 full-time equivalents (“FTEs”) at December 31, 2009 and 2008, respectively.
Business. The Company’s principal business consists of attracting deposits and investing those deposits in loans/leases and securities. The deposits of the subsidiary banks are insured to the maximum amount allowable by the FDIC. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans/leases and securities and the interest paid on deposits and borrowings. The Company’s operating results are affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, as described more fully in this Form 10-K. Its operating results also can be affected by trust fees, deposit service charge fees, fees from the sale of residential real estate loans and other income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses, bank service charges, FDIC and other insurance, loan/lease expenses and other administrative expenses.
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
Lending/Leasing. The Company and its subsidiaries provide a broad range of commercial and retail lending and investment services to corporations, partnerships, individuals and government agencies. The subsidiary banks actively market their services to qualified lending and deposit clients. Officers actively solicit the business of new clients entering their market areas as well as long-standing members of the local business community. The subsidiary banks have established lending policies which include a number of underwriting factors to be considered in making a loan, including, but not limited to, location, loan-to-value ratio, cash flow, collateral and the credit history of the borrower.
In accordance with Iowa regulation, the legal lending limit to one borrower for Quad City Bank & Trust and Cedar Rapids Bank & Trust, calculated as 15% of aggregate capital, was $14.5 million and $8.3 million, respectively, as of December 31, 2009. In accordance with Illinois regulation, the legal lending limit to one borrower for Rockford Bank & Trust, calculated as 25% of aggregate capital, totaled $7.5 million as of December 31, 2009.
As part of the loan monitoring activity at the three subsidiary banks, credit administration personnel interact closely with senior bank management. The Company has a separate in-house loan review function to analyze credits of the subsidiary banks. To complement the in-house loan review, an independent third-party performs external loan reviews. Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of these situations.
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

The following table presents total loans/leases by type and subsidiary as of December 31, 2009 and 2008. Residential real estate loans held for sale are included in residential real estate loans below.

	Quad City		m2		Cedar Rapids		Rockford		Intercompany	Consolidated
	Bank & Trust		Lease Funds		Bank & Trust		Bank & Trust		Elimination	Total
	$	%	$	%	$	%	$	%	$	$	%
	(dollars in thousands)
As of December 31, 2009:

Commercial and industrial loans	$217,873	39%	$—	0%	$148,420	39%	$75,243	36%	$—	$441,536	35%
Commercial real estate loans	261,902	47%	—	0%	188,750	49%	107,634	51%	(2,279)	556,007	45%
Direct financing leases	—	0%	90,059	98%	—	0%	—	0%	—	90,059	7%
Residential real estate loans	33,221	6%	—	0%	21,982	6%	15,405	7%	—	70,608	6%
Installment and other consumer loans	48,057	9%	—	0%	24,075	6%	12,139	6%	—	84,271	7%
Deferred loan/lease origination costs, net of fees	64	0%	2,206	2%	(427)	0%	(4)	0%	—	1,839	0%

	$561,117	100%	$92,265	100%	$382,800	100%	$210,417	100%	$(2,279)	$1,244,320	100%

As of December 31, 2008:

Commercial and industrial loans	$236,023	40%	$—	0%	$133,191	38%	$69,903	36%	$—	$439,117	36%
Commercial real estate loans	254,848	43%	—	0%	175,481	49%	98,757	52%	(2,418)	526,668	43%
Direct financing leases	—	0%	79,408	98%	—	0%	—	0%	—	79,408	7%
Residential real estate loans	44,480	8%	—	0%	22,608	6%	12,141	6%	—	79,229	7%
Installment and other consumer loans	54,151	9%	—	0%	23,597	7%	10,793	6%	—	88,541	7%
Deferred loan/lease origination costs, net of fees	118	0%	1,864	2%	(299)	0%	44	0%	—	1,727	0%

	$589,620	100%	$81,272	100%	$354,578	100%	$191,638	100%	$(2,418)	$1,214,690	100%

The subsidiary banks sell the majority of their residential real estate loans in the secondary market. The following table presents the originations and sales of residential real estate loans for the Company.

	For the year ended December 31,
	2009	2008	2007
	(dollars in thousands)

Originations of residential real estate loans	$157,180	$116,662	$134,965
Sales of residential real estate loans	$141,619	$87,907	$103,640
Percentage of sales to originations	90%	75%	77%
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
See Appendix B for tables and schedules that show selected comparative statistical information relating to the business of the Company required to be presented pursuant to federal securities laws. Consistent with the information presented in Form 10-K, results are presented for the fiscal years ended December 31, 2009, 2008, 2007, 2006, and 2005 and have been reclassified, as appropriate, for discontinued operations.
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
In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:
Our business may be adversely affected by the continued downturn in the United States economy and the difficult market conditions in our industry.
Since 2007, the United States economy has experienced a severe downturn that continued in 2009. Business activity across a wide range of industries and regions is greatly reduced, and many businesses and local governments are experiencing serious difficulty in remaining profitable due to the lack of consumer spending and the lack of liquidity in the credit markets. Over the past few years, unemployment in the United States has increased significantly.
As a result of this economic downturn, many lending institutions, including us, have experienced declines in the performance of their loans, including commercial loans, commercial real estate loans and consumer loans. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. Bank and bank holding company stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult in recent years.
If the current weak economic conditions continue or worsen, our business, growth and profitability are likely to suffer. A continued downturn in economic conditions could affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.
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
We operate primarily in the Quad City, Cedar Rapids, and Rockford markets, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. We have developed a particularly strong presence in Bettendorf, Cedar Rapids and Davenport, Iowa and Moline and Rockford, Illinois and their surrounding communities. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce demand for our products and services, affect the ability of our customers to repay their loans to us, increase the levels of our non-performing and problem loans, and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.
Liquidity risks could affect operations and jeopardize our business, results of operations and financial condition.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of funds consist of cash from operations, deposits, investment maturities and calls, and loan/lease repayments. Additional liquidity is provided by federal funds purchased from the Federal Reserve Bank or other correspondent banks, FHLB advances, wholesale and customer repurchase agreements, brokered time deposits, and the ability to borrow at the Federal Reserve Bank’s Discount Window. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as further disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.
Since late 2007, the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in asset values and by a lack of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact our ability to originate loans/leases, invest in securities, meet our expenses, pay dividends to our shareholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.
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
We rely heavily on the success of our bank subsidiaries’ independent management teams. Accordingly, much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain the executive officers, current management teams, branch managers and loan officers of our operating subsidiaries will continue to be important to the successful implementation of our strategy. It is also critical, as we manage our existing portfolio and grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.
The American Recovery and Reinvestment Act of 2009 that was signed into law in February 2009 includes extensive new restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which we have any outstanding securities held by the U.S. Treasury that were issued under the Capital Purchase Program. Many of the restrictions may not be limited to our senior executives and could cover other employees whose contributions to revenue and performance can be significant. The limitations may adversely affect our ability to recruit and retain these key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions. The Federal Reserve, and perhaps the FDIC, are contemplating proposed rules governing the compensation practices of financial institutions and these rules, if adopted, may make it more difficult to attract and retain the people we need to operate our businesses and limit our ability to promote our objectives through our compensation and incentive programs.
We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.
The Company and each of its banking subsidiaries are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations. Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. Our failure to meet these capital and other regulatory requirements could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition.

Interest rates and other conditions impact our results of operations.
Our profitability is in large part a function of the spread between the interest rates earned on investments and loans/leases and the interest rates paid on deposits and other interest bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan/lease terms or the mix of adjustable and fixed rate loans/leases in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented at “Quantitative and Qualitative Disclosures about Market Risk” included under Item 7A of Part II of this Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.
We must effectively manage our credit risk.
There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department and an external third party. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.
The majority of our subsidiary banks’ loan portfolios are invested in commercial and industrial and commercial real estate loans, and we focus on lending to small to medium-sized businesses. The size of the loans we can offer to commercial customers is less than the size of the loans that our competitors with larger lending limits can offer. This may limit our ability to establish relationships with the area’s largest businesses. Smaller companies tend to be at a competitive disadvantage and generally have limited operating histories, less sophisticated internal record keeping and financial planning capabilities and fewer financial resources than larger companies. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger, more established businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. In addition to commercial and commercial real estate loans, our subsidiary banks are also active in residential mortgage and consumer lending. Should the economic climate worsen, our borrowers may experience financial difficulties, and the level of non-performing loans, charge-offs and delinquencies could rise, which could negatively impact our business.
Commercial and industrial loans make up a large portion of our loan/lease portfolio.
Commercial and industrial loans/leases were $441.5 million, or approximately 35% of our total loan/lease portfolio, as of December 31, 2009. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment and real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. Whenever possible, we require a personal guarantee on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, a continued decline in the United States economy or a prolonged recovery period could harm or continue to harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.

Our loan/lease portfolio has a significant concentration of commercial real estate loans, which involve risks specific to real estate value.
Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were $556.0 million, or approximately 45% of our total loan/lease portfolio, as of December 31, 2009. Of this amount, $158.9 million, or approximately 29%, is owner-occupied. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.
The problems that have occurred in the residential real estate and mortgage markets throughout much of the United States have begun to spread to the commercial real estate market. In our market areas, we have generally experienced a downturn in credit performance by our commercial real estate loan customers, and in light of the uncertainty that exists in the economy and credit markets, there can be no guarantee that we will not experience further deterioration in the performance of commercial real estate and other real estate loans in the future. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results, financial condition and/or capital.
Our allowance for loan/lease losses may prove to be insufficient to absorb potential losses in our loan/lease portfolio.
We established our allowance for loan/lease losses in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio. The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2009, our allowance for loan/lease losses as a percentage of total gross loans/leases was 1.81% and as a percentage of total nonperforming loans/leases was approximately 75%. Because of the concentration of commercial and industrial and commercial real estate loans in our loan portfolio, which tend to be larger in amount than residential real estate loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance for loan/lease losses as of December 31, 2009 was adequate to absorb losses on any existing loans/leases that may become uncollectible, in light of the current economic environment, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance for loan/lease losses will prove sufficient to cover actual loan/lease losses in the future, particularly if economic conditions worsen beyond what management currently expects. Additional provisions to the allowance for loan/lease losses and loan/lease losses in excess of our allowance for loan/lease losses may adversely affect our business, financial condition and results of operations.
Increases in FDIC insurance premiums may have a material adverse effect on the Company’s earnings.
Recently, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. In addition, the FDIC instituted two temporary programs in 2008 to further insure customer deposits at FDIC-member banks through December 31, 2009: (1) deposit accounts are now insured up to $250,000 per customer (up from $100,000), and (2) non-interest bearing transactional accounts (as defined by the FDIC) are fully insured (unlimited coverage) for those institutions who opted into the program. These programs have placed additional stress on the Deposit Insurance Fund. On May 20, 2009, the FDIC extended the $250,000 per customer insurance limit through December 31, 2013. On August 26, 2009, the FDIC extended the unlimited insurance on non-interest bearing transaction accounts through June 30, 2010.

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
On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment on all insured depository institutions. Pursuant to the final rule, the FDIC imposed on the Company’s subsidiary banks special assessments in the total amount of $794,000, which was due and payable on September 30, 2009.
On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. On December 30, 2009, our subsidiary banks paid the FDIC a total of $8.8 million in prepaid assessments.
These actions by the FDIC significantly increased our noninterest expense in 2009 and are expected to increase our costs for the foreseeable future.
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
In addition, as a result of ongoing challenges facing the United States economy, the potential exists for new laws and regulations regarding lending and funding practices and liquidity standards to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.
Failure to pay interest on our debt or dividends on our preferred stock may adversely impact our ability to pay common stock dividends.
As of December 31, 2009, we had $36.1 million of junior subordinated debentures held by four business trusts that we control. Interest payments on the debentures, which totaled $2.1 million for 2009, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. As of December 31, 2009, the Company had 568 shares of non-cumulative perpetual preferred stock issued and outstanding. Although these non-cumulative preferred shares will accrue no dividends, dividends will be payable on the preferred shares if declared, but no dividends may be declared on the Company’s common stock unless and until dividends have been declared on the outstanding shares. Deferral, of either interest payments on the debentures or preferred dividends on the preferred shares, could cause a subsequent decline in the market price of our common stock because the Company would not be able to pay dividends on its common stock.
In addition, on February 13, 2009, we issued shares of cumulative perpetual senior preferred stock to Treasury as part of the Capital Purchase Program. The terms of the senior preferred stock restrict the payment of dividends on shares of our common stock. Without the prior consent of Treasury, we are prohibited from increasing common stock dividends for the first three years while Treasury holds the senior preferred stock. Further, we are prohibited from continuing to pay dividends on our common stock unless we have fully paid all required dividends on the senior preferred stock. Although we expect to be able to pay all required dividends on the senior preferred stock (and to continue to pay dividends on common stock at current levels), there is no guarantee that we will be able to do so.
Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.
The market value of investments in our securities portfolio has become increasingly volatile over the past year, and as of December 31, 2009, we had gross unrealized losses of $2.3 million in our investment portfolio (more than offset by gross unrealized gains of $2.5 million). The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we formally evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

We cannot predict the effect on our operations of recent legislative and regulatory initiatives that were enacted in response to the ongoing financial crisis.
United States federal, state and foreign governments have taken or are considering taking extraordinary actions in an attempt to deal with the worldwide financial crisis. To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There is no assurance that these actions or other actions under consideration will ultimately be successful.
In the United States, the federal government adopted the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009. With authority granted under these laws, the Treasury proposed a financial stability plan that is intended to:
•	invest in financial institutions and purchase troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the United States financial markets;
•
temporarily increase the limit on FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2009 (which was recently extended to December 31, 2013 under the Helping Families Save Their Homes Act of 2009); and

•	provide for various forms of economic stimulus, including to assist homeowners restructure and lower mortgage payments on qualifying loans.
Numerous other actions have been taken by the United States Congress, the Federal Reserve, the Treasury, the FDIC, the SEC and others to address the liquidity and credit crisis that has followed the sub-prime mortgage crisis that commenced in 2007, including the financial stability plan adopted by the Treasury. In addition, President Obama recently announced a financial regulatory reform proposal, and the House and Senate are expected to consider competing proposals over the coming years.
There can be no assurance that the financial stability plan proposed by the Treasury, the other proposals under consideration or any other legislative or regulatory initiatives will be effective at dealing with the ongoing economic crisis and improving economic conditions globally, nationally or in our markets, or that the measures adopted will not have adverse consequences. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, results of operations, financial condition and the trading prices of our securities.
Changes in future rules applicable to participants in the Capital Purchase Program could adversely affect our business, results of operations and financial condition.
On February 13, 2009, we issued shares of perpetual senior preferred stock to Treasury as part of the Capital Purchase Program. The rules and policies applicable to recipients of capital under the Capital Purchase Program continue to evolve and their scope, timing and effect cannot be predicted. Any changes in these rules and policies could adversely affect our business, results of operations and financial condition.

Any redemption of the securities sold to the U.S. Treasury to avoid these restrictions would require prior Federal Reserve and Treasury approval. Based on guidelines recently issued by the Federal Reserve, institutions seeking to redeem Capital Purchase Program preferred stock must demonstrate an ability to access the long-term debt markets, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before such institutions can redeem any securities sold to the Treasury.
The limitations on bonuses, retention awards, severance payments, and incentive compensation applicable to participants in the Capital Purchase Program may adversely affect our ability to retain key employees.
For so long as any of the equity securities we issued to the U.S. Treasury under the Capital Purchase Program remain outstanding, we are subject to limitations on the payment of bonuses, retention awards, severance payments, and other incentive compensation to the Company’s five senior executive officers and up to the next 20 highest paid employees. These limitations may adversely affect our ability to recruit and retain key employees, including our executive officers, especially if we are competing for talent against institutions that are not subject to the same limitations.

Item 1B.	Unresolved Staff Comments
There are no unresolved staff comments.

Item 2.	Properties
The following table is a listing of the Company’s operating facilities for its subsidiary banks:

	Facility
	Square	Facility Owned or
Facility Address	Footage	Leased

Quad City Bank & Trust

2118 Middle Road in Bettendorf, IA	6,700	Owned
4500 Brady Street in Davenport, IA	36,000	Owned
3551 7th Street in Moline, IL	30,000	Owned *
5515 Utica Ridge Road in Davenport, IA **	6,000	Leased
1700 Division Street in Davenport, IA	12,000	Owned

Cedar Rapids Bank & Trust

500 1st Avenue NE, Suite 100 in Cedar Rapids, IA	36,000	Owned
5400 Council Street in Cedar Rapids, IA	5,900	Owned

Rockford Bank & Trust

127 North Wyman Street in Rockford, IL	7,800	Leased
4571 Guilford Road in Rockford, IL	20,000	Owned

*	The building is owned by Velie Plantation Holding Company, in which the Company has a 73% interest.

**
Effective April 1, 2010, Quad City Bank & Trust is moving the branch operations currently located at 5515 Utica Ridge Road in Davenport, Iowa to 5405 Utica Ridge Road in Davenport, Iowa. The new facility is leased and will have 7,400 square feet available.

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

Item 4.	[Reserved]

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. The common stock, par value $1.00 per share, of the Company is listed on The NASDAQ Global Market under the symbol “QCRH”. The stock began trading on NASDAQ on October 6, 1993. The Company transferred its listing from the NASDAQ Capital Market to the NASDAQ Global Market on March 1, 2010. As of December 31, 2009, there were 4,553,290 shares of common stock outstanding held by approximately 2,600 holders of record. The following table sets forth the high and low sales prices of the common stock, as reported by NASDAQ for the periods indicated.

	2009 Sales Price		2008 Sales Price		2007 Sales Price
	High	Low	High	Low	High	Low

First quarter	$11.930	$7.120	$17.020	$14.150	$17.900	$15.280
Second quarter	11.000	7.760	16.200	12.130	17.750	15.150
Third quarter	10.980	9.470	16.200	9.700	16.430	13.760
Fourth quarter	10.490	7.060	14.240	9.440	16.000	14.250
Dividends on Common Stock. On April 21, 2009, the Company declared a cash dividend of $0.04 per share, or $181 thousand, which was paid on July 6, 2009, to stockholders of record as of June 22, 2009. On November 5, 2009, the Company declared a cash dividend of $0.04 per share, or $182 thousand, which was paid on January 6, 2010, to stockholders of record as of December 21, 2009. In the future, it is the Company’s intention to continue to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, but believes that operating results have reached a level that can sustain dividends to stockholders as well.
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
The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.
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
In addition, as a result of the Company’s issuance of the preferred stock to the U.S. Treasury on February 13, 2009 under the Capital Purchase Program, the ability of the Company to declare or pay dividends on its common stock is subject to restrictions, including the restriction on increasing dividends from the last semi-annual cash dividend declared prior to October 14, 2008, which was $0.04 per share. This restriction will terminate on the earlier of (a) the third anniversary of the date of issuance of the preferred stock and (b) the date on which the preferred stock has been redeemed in whole or the U.S. Treasury has transferred all of the preferred stock to one or more third parties. Further, the ability of the Company to declare or pay dividends on its common stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends on the preferred stock issued to the U.S. Treasury.

Purchase of Equity Securities by the Company. There were no purchases of equity securities by the Company for the year ended December 31, 2009. On December 31, 2008, the Company repurchased 121,246 shares of its common stock. The common stock was repurchased at $13.25 per share for a total cost of $1,606,510.
Stockholder Return Performance Graph. The following graph indicates, for the period commencing December 31, 2004 and ending December 31, 2009, a comparison of cumulative total returns for the Company, the NASDAQ Composite Index and the SNL Bank NASDAQ Index prepared by SNL Securities, Charlottesville, Virginia. The graph was prepared at the Company’s request by SNL Securities. The information assumes that $100 was invested at the closing price in December 31, 2004 in the common stock of the Company and each index, and that all dividends were reinvested.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
QCR Holdings, Inc.	100.00	94.18	84.81	68.79	48.59	40.93
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank NASDAQ	100.00	96.95	108.85	85.45	62.06	50.34

Item 6.	Selected Financial Data
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

SELECTED CONSOLIDATED FINANCIAL DATA
(dollars in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007	2006	2005
STATEMENT OF INCOME DATA

Continuing Operations:
Interest income	$85,308	$84,652	$82,491	$68,803	$48,688
Interest expense	34,949	40,524	48,139	38,907	21,281

Net interest income	50,359	44,128	34,352	29,896	27,407
Provision for loan/lease losses	16,976	9,222	2,336	3,284	877
Non-interest income	15,644	14,426	13,499	10,998	9,106
Non-interest expense	46,731	42,334	35,734	34,063	28,922
Income tax expense	247	1,735	2,893	724	2,121

Income from continuing operations	2,049	5,263	6,888	2,823	4,593

Discontinued Operations:
Income (loss) from discontinued operations, before taxes	—	2,580	(1,221)	378	456
Income tax expense (benefit)	—	846	(498)	133	161

Income (loss) from discontinued operations	—	1,734	(723)	245	295

Net income	2,049	6,997	6,165	3,068	4,888
Less: net income attributable to noncontrolling interests	277	288	388	266	78

Net income attributable to QCR Holdings, Inc.	1,772	6,709	5,777	2,802	4,810
Less: preferred stock dividends and discount accretion	3,844	1,785	1,072	164	—

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	(2,072)	4,924	4,705	2,638	4,810

PER COMMON SHARE DATA

Income (loss) from continuing operations — BASIC (1)	$(0.46)	$0.69	$1.19	$0.52	$1.00
Income (loss) from discontinued operations — BASIC (1)	—	0.38	(0.16)	0.05	0.06
Net income (loss) — BASIC (1)	(0.46)	1.07	1.03	0.57	1.06
Income (loss) from continuing operations — DILUTED (1)	(0.46)	0.69	1.18	0.52	0.98
Income (loss) from discontinued operations — DILUTED (1)	—	0.37	(0.16)	0.05	0.06
Net income (loss) — DILUTED (1)	(0.46)	1.06	1.02	0.57	1.04
Cash dividends declared	0.08	0.08	0.08	0.08	0.08
Dividend payout ratio	(17.39)%	7.48%	7.77%	14.04%	7.55%

BALANCE SHEET DATA

Total assets	$1,779,646	$1,605,629	$1,476,564	$1,271,675	$1,042,614
Securities	370,520	256,076	220,557	194,774	182,365
Total loans/leases	1,244,320	1,214,690	1,056,988	960,747	756,254
Allowance for estimated losses on loans/leases	22,505	17,809	11,315	10,612	8,884
Deposits	1,089,323	1,058,959	884,005	875,447	698,504
Stockholders’ equity:
Preferred	58,578	20,158	20,158	12,884	—
Common	67,017	72,337	67,629	59,361	55,118

KEY RATIOS

Return on average assets (2)	0.10%	0.43%	0.43%	0.24%	0.51%
Return on average common stockholders’ equity (3)	(2.84)	7.07	7.40	4.65	9.08
Return on average total stockholder’s equity (2)	1.43	7.47	7.55	4.77	9.08
Net interest margin, tax equivalent yield (4)	3.15	3.27	2.86	2.87	3.25
Efficiency ratio (5)	70.80	72.30	74.68	83.30	79.21
Nonperforming assets to total assets	2.27	1.58	0.51	0.58	0.36
Allowance for estimated losses on loans/leases to total loans/leases	1.81	1.47	1.07	1.10	1.17
Net charge-offs to average loans/leases	1.05	0.24	0.14	0.18	0.25
Average total stockholders’ equity to average total assets	7.18	5.78	5.66	5.09	6.63

(1)	Income (loss) amounts are attributable to QCR Holdings, Inc.

(2)	Numerator is net income attributable to QCR Holdings, Inc.

(3)	Numerator is net income (loss) available to QCR Holdings, Inc. common stockholders

(4)	Interest earned and yields on nontaxable investments ar determined on a tax equivalent basis using a 34% tax rate

(5)	Non-interest expenses divided by the sum of net interest income before provision for loan/lease losses and non-interest income

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides additional information regarding our operations for the twelve-month periods ending December 31, 2009, 2008, and 2007, and our financial condition at December 31, 2009 and 2008. This discussion should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.
OVERVIEW
The Company was formed in February 1993 for the purpose of organizing Quad City Bank & Trust. Over the past seventeen years, the Company has grown to include two additional banking subsidiaries and a number of nonbanking subsidiaries. As of December 31, 2009, the Company had $1.78 billion in consolidated assets, including $1.24 billion in total loans/leases and $1.09 billion in deposits.
The Company recognized net income attributable to QCR Holdings, Inc. of $1.8 million, or diluted earnings per share of ($0.46) after preferred stock dividends and discount accretion of $3.8 million for the year ended December 31, 2009. For the same period in 2008, the Company reported net income attributable to QCR Holdings, Inc. of $6.7 million, or diluted earnings per share of $1.06 after preferred stock dividends of $1.8 million. By comparison, for 2007, the Company realized net income attributable to QCR Holdings, Inc. of $5.8 million, or diluted earnings per share of $1.02 after preferred stock dividends of $1.1 million. As previously reported in 2008, the Company sold its merchant credit card acquiring business and its Milwaukee, Wisconsin bank subsidiary, First Wisconsin Bank & Trust. As a result, the Company recognized income from discontinued operations totaling $1.7 million for the year ended December 31, 2008.
For 2009, income from continuing operations attributable to QCR Holdings, Inc. were $1.8 million, or diluted earnings per share of ($0.46), compared to $5.0 million, or diluted earnings per share of $0.69, for 2008, and $6.5 million, or diluted earnings per share of $1.18, for 2007. The Company experienced an increase in net interest income year-over-year of $6.2 million, or 14%. Additionally, the Company sold securities during the year which realized gains totaling $1.5 million. More than offsetting these items, the Company’s provision for loan/lease losses increased $7.8 million, or 84%, from $9.2 million for the year ended December 31, 2008 to $17.0 million for the year ended December 31, 2009. Significant increases in FDIC insurance expense and loan/lease expense related to nonperforming assets were the primary contributors to an increase in non-interest expense of $4.4 million, or 10%.

As noted above, the Company’s net interest income grew significantly in 2009 compared to 2008. Specifically, on a tax equivalent basis, net interest income grew $6.2 million, or 14%, from $44.6 million to $50.8 million. Of this increase, $1.3 million was attributable to the recognition of interest income for cash interest payments previously received on a commercial loan which had been deferred pending the resolution of a contingency which was resolved in the third quarter of 2009. For 2009, average earning assets increased by $245.9 million, or 18%, and average interest-bearing liabilities increased by $159.0 million, or 13%, when compared with average balances for 2008. A comparison of yields, spreads and margins from 2009 to 2008 shows the following (on a tax equivalent basis):
•	The average yield on interest-earning assets decreased 91 basis points from 6.23% to 5.32%.
•	The average cost of interest-bearing liabilities decreased 76 basis points from 3.25% to 2.49%.
•	The net interest spread declined 15 basis points from 2.98% to 2.83%.
•	The net interest margin declined 12 basis points from 3.27% to 3.15%.
Net interest income, on a tax equivalent basis, significantly increased $9.7 million, or 28%, from $34.9 million for 2007 to $44.6 million for 2008. For 2008, average earning assets increased by $148.0 million, or 12%, and average interest-bearing liabilities increased by $135.9 million, or 12%, when compared with average balances for 2007. A comparison of yields, spreads and margins from 2008 to 2007 shows the following (on a tax equivalent basis):
•	The average yield on interest-earning assets decreased 59 basis points from 6.82% to 6.23%.
•	The average cost of interest-bearing liabilities decreased 108 basis points from 4.33% to 3.25%.
•	The net interest spread improved 49 basis points from 2.49% to 2.98%.
•	The net interest margin improved 41 basis points from 2.86% to 3.27%.
The Company’s management closely monitors and manages net interest margin. From a profitability standpoint, an important challenge for the Company’s subsidiary banks and majority-owned leasing company is the improvement of their net interest margins. Management continually addresses this issue with pricing strategies and the use of alternative funding sources.

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	Years Ended December 31,
	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)

ASSETS
Interest earnings assets:
Federal funds sold	$45,850	$134	0.29%	$5,631	$100	1.78%	$5,450	$248	4.55%
Interest-bearing deposits at at financial institutions	31,090	313	1.01	5,313	165	3.11	6,142	346	5.63
Investment securities (1)	312,043	12,180	3.90	230,342	12,279	5.33	204,364	10,605	5.19
Gross loans/leases receivable (2) (3)	1,222,493	73,145	5.98	1,124,255	72,566	6.45	1,001,633	71,796	7.17

Total interest earning assets	1,611,476	85,772	5.32	1,365,541	85,110	6.23	1,217,589	82,995	6.82

Noninterest-earning assets:
Cash and due from banks	$30,521			$32,651			$36,880
Premises and equipment, net	30,868			31,535			31,705
Less allowance for estimated losses on loans/leases	(21,831)			(13,770)			(11,178)
Other	73,613			136,791			76,486

Total assets	$1,724,647			$1,552,748			$1,351,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$366,687	3,834	1.05%	$299,417	5,709	1.91%	$305,699	10,790	3.53%
Savings deposits	48,596	323	0.66	57,955	806	1.39	31,300	651	2.08
Time deposits	511,359	14,217	2.78	443,122	17,379	3.92	404,544	19,786	4.89
Short-term borrowings	113,614	712	0.63	154,456	2,962	1.92	141,778	5,217	3.68
Federal Home Loan Bank advances	212,494	9,082	4.27	193,119	8,525	4.41	160,474	7,237	4.51
Junior subordinated debentures	36,085	2,016	5.59	36,085	2,389	6.62	36,085	2,623	7.27
Other borrowings	117,271	4,765	4.06	62,975	2,754	4.37	31,398	1,835	5.84

Total interest-bearing liabilities	1,406,106	34,949	2.49	1,247,129	40,524	3.25	1,111,278	48,139	4.33

Noninterest-bearing demand deposits	171,968			135,860			125,117
Other noninterest-bearing liabilities	22,759			79,956			38,511
Total liabilities	1,600,833			1,462,945			1,274,906

Stockholders’ equity	123,814			89,803			76,576

Total liabilities and stockholders’ equity	$1,724,647			$1,552,748			$1,351,482

Net interest income		$50,823			$44,586			$34,856

Net interest spread			2.83%			2.98%			2.49%

Net interest margin			3.15%			3.27%			2.86%

Ratio of average interest earning assets to average interest- bearing liabilities	114.61%			109.49%			109.57%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2)	Loan/lease fees are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

For the years ended December 31, 2009, 2008 and 2007

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Year	Rate	Volume
	2009 vs. 2008
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$34	$(147)	$181
Interest-bearing deposits at other financial institutions	148	(178)	326
Investment securities (2)	(99)	(3,790)	3,691
Gross loans/leases receivable (2) (3) (4)	579	(5,510)	6,089

Total change in interest income	$662	$(9,625)	$10,287

INTEREST EXPENSE
Interest-bearing demand deposits	$(1,875)	$(2,965)	$1,090
Savings deposits	(483)	(369)	(114)
Time deposits	(3,162)	(5,568)	2,406
Short-term borrowings	(2,250)	(1,616)	(634)
Federal Home Loan Bank advances	557	(277)	834
Junior subordinated debentures	(373)	(373)	—
Other borrowings	2,011	(208)	2,219

Total change in interest expense	$(5,575)	$(11,376)	$5,801

Total change in net interest income	$6,237	$1,751	$4,486

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Year	Rate	Volume
	2008 vs. 2007
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(148)	$(156)	$8
Interest-bearing deposits at other financial institutions	(181)	(139)	(42)
Investment securities (2)	1,674	296	1,378
Gross loans/leases receivable (2) (3) (4)	770	(7,537)	8,307

Total change in interest income	$2,115	$(7,536)	$9,651

INTEREST EXPENSE
Interest-bearing demand deposits	$(5,081)	$(4,863)	$(218)
Savings deposits	155	(267)	422
Time deposits	(2,407)	(4,172)	1,765
Short-term borrowings	(2,255)	(2,687)	432
Federal Home Loan Bank advances	1,288	(156)	1,444
Junior subordinated debentures	(234)	(234)	—
Other borrowings	919	(555)	1,474

Total change in interest expense	$(7,615)	$(12,934)	$5,319

Total change in net interest income	$9,730	$5,398	$4,332

(1)
The column “Inc/(Dec) from Prior Year” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate in each year presented.

(3)	Loan/lease fees are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

The Company’s operating results are also impacted by various sources of non-interest income, including trust department fees, deposit service fees, gains from the sales of residential real estate loans, investment advisory and management fees, and other income. More than offsetting these items, the Company incurs non-interest expenses which include salaries and employee benefits, occupancy and equipment expense, professional and data processing fees, FDIC and other insurance expense, and other administrative expenses.
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
Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan/lease losses (also referred to as ‘allowance for estimated losses on loans/leases’). The Company’s allowance for loan/lease loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan/lease loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, governmental guarantees, payment status, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the economic health of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan/lease portfolio, it enhances its methodology accordingly. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for loan/lease losses if its assessment of the above factors were different. The discussion regarding the Company’s allowance for loan/lease losses should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere in this Form 10-K, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition — Allowance for Estimated Losses on Loans/Leases.” Although management believed the level of the allowance as of December 31, 2009 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
The Company’s assessment of other-than-temporary impairment of its available-for-sale securities portfolio is another critical accounting policy as a result of the level of judgment required by management. Available-for-sale securities are evaluated to determine whether declines in fair value below their cost are other-than-temporary. In estimating other-than-temporary impairment losses management considers a number of factors including, but not limited to, (1) the length of time and extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) the current market conditions, and (4) the intent of the Company to not sell the security prior to recovery and whether it is not more-likely-than-not that the Company will be required to sell the security prior to recovery. The discussion regarding the Company’s assessment of other-than-temporary impairment should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere in this Form 10-K. For the year ended December 31, 2009, the Company’s evaluation determined that 11 publicly traded equity securities experienced declines in fair value that were other-than-temporary. As a result, the Company wrote down the value of these securities and recognized losses in the amount of $206,369. For the years ended December 31, 2008 and 2007, the Company did not recognize other-than-temporary impairment of any equity securities. For 2009, 2008 and 2007, the Company did not recognize other-than-temporary impairment of any debt securities.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
Overview. Net income attributable to QCR Holdings, Inc. for 2009 was $1.8 million, or diluted earnings per share of ($0.46) after preferred stock dividends and discount accretion of $3.8 million, compared to $6.7 million, or diluted earnings per share of $1.06 after preferred stock dividends of $1.8 million, for 2008. During 2008, the Company sold its merchant credit card acquiring business and Milwaukee banking subsidiary resulting in income from discontinued operations, net of taxes, of $1.7 million, or $0.37 per share (on a diluted basis). The Company was successful in improving its net interest income by $6.2 million, or 14%, from $44.2 million for 2008 to $50.4 million for 2009. More than offsetting this increase, the Company’s provision for loan/lease losses for 2009 increased $7.8 million, or 84%, from 2008. Additionally, FDIC and other insurance expense increased $2.3 million, or 175%, during 2009. Loan/lease expenses related to carrying higher levels of nonperforming assets increased $1.2 million, or 164%, on a year-over-year basis.
Net income attributable to QCR Holdings, Inc. for 2008 was $6.7 million compared to $5.8 million for 2007, which is an increase of $931 thousand, or 16%. Diluted earnings per share for 2008 was $1.06 compared to $1.02 for 2007. During 2008, the Company sold its merchant credit card acquiring business and Milwaukee banking subsidiary resulting in income from discontinued operations, net of taxes, of $1.7 million, or $0.37 per share (on a diluted basis). The Company was successful in improving its net interest income during 2008 as net interest income grew $9.8 million, or 28%, from 2007. Offsetting these increases, the Company’s provision for loan/lease losses for 2008 increased $6.9 million, or 295%, from 2007, and noninterest expenses for 2008 increased $6.6 million, or 18%, from 2007.
Interest income. Interest income increased $656 thousand, or 1%, from $84.7 million for 2008 to $85.3 million for 2009. Excluding the impact of the $1.3 million positive one-time adjustment to interest income in the third quarter of 2009, interest income experienced a slight decrease of $617 thousand, or 1%. As a result of the economic recession and a historically low interest rate environment in 2009, the decline in yield on interest-earnings assets outpaced the increase in interest income from the growth realized across all interest-earning asset types.
Interest income increased $2.2 million, or 3%, from $82.5 million for 2007 to $84.7 million for 2008. As a result of the deteriorating economy and a significant declining interest rate environment in 2008, the majority of the increase in interest income was a result of growth in interest-earning assets, principally loans and leases.
Interest expense. Interest expense decreased $5.6 million, or 14%, from $40.5 million for 2008 to $34.9 million for 2009. With the economic recession and historically low levels of interest rates for 2009, the Company managed down its funding costs as the average cost on interest bearing liabilities decreased 76 basis points from 3.25% for 2008 down to 2.49% for 2009.
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
The Company had an allowance for estimated losses on loans/leases of 1.81% of total gross loans/leases at December 31, 2009, compared to 1.47% of total gross loans/leases at December 31, 2008, and compared to approximately 1.07% of total gross loans/leases at December 31, 2007.
The Company’s provision for loan/lease losses increased significantly from $9.2 million for 2008 to $17.0 million for 2009. This increase was the result of the following:
•
The Company experienced continued degradation within the loan/lease portfolio. Specifically, the Company’s nonperforming loans/leases grew $8.9 million, or 43%, from $21.1 million at December 31, 2008 to $30.0 million at December 31, 2009. The majority of these nonperforming loans/leases required specific reserves.

•
Due to the economic recession and related uncertainty as to the severity and duration of its impact on the national and local economies, the Company continued to increase the qualitative factors impacting the allowance for estimate losses on loans/leases.

•	The Company grew its loan/lease portfolio 2% during 2009 as gross loans/leases increased $29.6 million.
During 2008, the Company’s provision for loan/lease losses increased significantly from $2.3 million for 2007 to $9.2 million. This increase was a result of the following:
•	The Company grew its loan portfolio 15% during 2008 as gross loans/leases increased from $1.1 billion as of December 31, 2007 to $1.2 billion as of December 31, 2008.
•
Due to the economic recession and related uncertainty as to the severity and duration of its impact on the national and local economies, the Company increased the qualitative factors impacting the allowance for estimate losses on loans/leases.

•	The Company experienced some degradation in specific commercial credits within the loan portfolio that required specific reserves.

Non-interest income. The following tables set forth the various categories of non-interest income for the years ended December 31, 2009, 2008 and 2007.

	Years Ended
	December 31,	December 31,
	2009	2008	$ Change	% Change

Credit card fees, net of processing costs	$930,435	$987,769	$(57,334)	(5.8)%
Trust department fees	2,883,482	3,333,812	(450,330)	(13.5)
Deposit service fees	3,319,967	3,134,869	185,098	5.9
Gains on sales of loans, net	1,677,312	1,068,545	608,767	57.0
Securities gains, net	1,488,391	199,500	1,288,891	646.1
Other-than-temporary impairment losses on securities	(206,369)	—	(206,369)	(100.0)
Gains on sales of foreclosed assets	177,736	394,103	(216,367)	(54.9)
Earnings on bank-owned life insurance	1,243,324	1,016,864	226,460	22.3
Investment advisory and management fees, gross	1,507,557	1,975,236	(467,679)	(23.7)
Other	2,621,599	2,315,531	306,068	13.2

	$15,643,434	$14,426,229	$1,217,205	8.4%

	Years Ended
	December 31,	December 31,
	2008	2007	$ Change	% Change

Credit card fees, net of processing costs	$987,769	$746,725	$241,044	32.3%
Trust department fees	3,333,812	3,672,501	(338,689)	(9.2)
Deposit service fees	3,134,869	2,606,724	528,145	20.3
Gains on sales of loans, net	1,068,545	1,219,800	(151,255)	(12.4)
Securities gains, net	199,500	—	199,500	100.0
Gains on sales of foreclosed assets	394,103	1,007	393,096	39,036.3
Gains on sales of other assets	—	435,791	(435,791)	(100.0)
Earnings on bank-owned life insurance	1,016,864	846,071	170,793	20.2
Investment advisory and management fees, gross	1,975,236	1,575,887	399,349	25.3
Other	2,315,531	2,394,893	(79,362)	(3.3)

	$14,426,229	$13,499,399	$926,830	6.9%

•
Trust department fees continue to be a significant contributor to non-interest income. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. Total trust assets under administration were $1.22 billion at December 31, 2009 compared to $811.9 million at December 31, 2008 and compared to $1.19 billion at December 31, 2007. Although the value of trust assets under administration rebounded at the end of 2009, many of the investments experienced downward volatility throughout 2008 and 2009. The fee income recognized was based on the values throughout the years.

•
Deposit service fees have increased significantly over the past two years. This increase was primarily a result of an increase in NSF (non-sufficient funds or overdraft) charges related to demand deposit accounts at the Company’s subsidiary banks. The amount and number of demand deposit accounts have increased in each of 2008 and 2009. Service charges and NSF charges related to the Company’s demand deposit accounts were the main components of deposit service fees.

•
Gains on sales of loans, net, increased 57.0% in 2009 compared to 2008 which more than reversed the 12.4% decrease in 2008 compared to 2007. This consists primarily of sales of residential mortgages to the secondary market. In 2009, loan origination and sales activity for these loan types increased as a result of the reduction in interest rates and the resulting increase in residential mortgage refinancing transactions. The Company sells the majority of residential mortgages it originations. For 2008, loan origination and sales activity slowed with the beginning of the recession and crisis in the mortgage industry.

•
In 2009, the Company identified several U.S. government-sponsored agency securities with favorable market positions which were sold at pre-tax gains totaling $1.5 million. These gains were partially offset as the Company wrote down the value of 11 publicly-traded equity securities owned by the Holding Company which had experienced declines in fair value deemed to be other-than-temporary. The Company recognized losses in the amount of $206 thousand for these write-downs.

•
Investment advisory and management fees increased 25.3% in 2008 over 2007 which was effectively offset by a 23.7% decrease in 2009 compared to 2008. Similar to trust department fees, these fees are largely determined based on the value of the investments managed. The increase for 2008 was largely attributable to the acquisition of CMG Investment Advisors, LLC, a wholly-owned subsidiary of Quad City Bank & Trust, which occurred in the first quarter of 2008. For 2009, with the economic recession, many of these investments experienced declines in market value.

Non-interest expenses. The following tables set forth the various categories of non-interest expenses for the years ended December 31, 2009, 2008 and 2007 and 2006.

	Years Ended
	December 31,	December 31,
	2009	2008	$ Change	% Change

Salaries and employee benefits	$26,882,185	$26,124,160	$758,025	2.9%
Professional and data processing fees	4,829,667	4,801,087	28,580	0.6
Advertising and marketing	991,243	1,296,651	(305,408)	(23.6)
Occupancy and equipment expense	5,372,101	5,091,545	280,556	5.5
Stationery and supplies	528,959	518,639	10,320	2.0
Postage and telephone	1,060,690	933,508	127,182	13.6
Bank service charges	481,223	559,614	(78,391)	(14.0)
FDIC and other insurance	3,626,027	1,316,710	2,309,317	175.4
Loan/lease expense	1,997,583	757,315	1,240,268	163.8
Other	960,979	934,460	26,519	2.8

	$46,730,657	$42,333,689	$4,396,968	10.4%

	Years Ended
	December 31,	December 31,
	2008	2007	$ Change	% Change

Salaries and employee benefits	$26,124,160	$21,976,683	$4,147,477	18.9%
Professional and data processing fees	4,801,087	3,469,331	1,331,756	38.4
Advertising and marketing	1,296,651	1,115,864	180,787	16.2
Occupancy and equipment expense	5,091,545	4,717,054	374,491	7.9
Stationery and supplies	518,639	513,210	5,429	1.1
Postage and telephone	933,508	936,032	(2,524)	(0.3)
Bank service charges	559,614	565,092	(5,478)	(1.0)
FDIC and other insurance	1,316,710	995,955	320,755	32.2
Loss on sale of premises and equipment	—	223,308	(223,308)	(100.0)
Loan/lease expense	757,315	358,107	399,208	111.5
Other	934,460	863,339	71,121	8.2

	$42,333,689	$35,733,975	$6,599,714	18.5%

•
Salaries and employee benefits, which is the largest component of non-interest expenses, experienced a modest increase of $758 thousand, or 2.9%, in 2009 compared to 2008. This slight increase is primarily the result of customary annual salary and benefits increases for the majority of the Company’s employees. The Company’s employee base has stabilized over the past year as FTEs have remained relatively flat from 345 at December 31, 2008 to 343 at December 31, 2009. Salaries and employee benefits increased $4.1 million in 2008 compared to 2007. This increase was primarily due to an increase in the number of FTEs from 326 at December 31, 2007, to 345 at December 31, 2008. The large majority of these employee additions were attributable to the Company’s expansion in its existing markets.

•
Professional and data processing fees remained flat during 2009. In 2008, professional and data processing fees increased 38.4% over 2007. The primary contributors to the year-over-year increase in 2008 were legal, consulting, and data processing fees incurred at the subsidiary banks. Fees incurred for data processing experienced an increase as the number of customers and volume of transactions have grown. In addition, the Company incurred significant expenses for consulting and legal services for work on troubled loans/leases, amendments of compensation agreements in compliance with a new regulation, and the evaluation of the EESA.

•
FDIC and other insurance expense experienced significant increases in each of the last two years. The reasons for these increases were twofold and both related to expenses for FDIC insurance. First, the FDIC introduced its new premium pricing system and assessment methodology for deposit insurance coverage for all depository institutions in 2007. The system was further modified in 2009. The result was increased premium cost for the subsidiary banks. Second, the FDIC required a one-time special assessment from all insured depository institutions, including the subsidiary banks, for the second quarter of 2009 which amounted to $794 thousand of additional expense. Management expects FDIC assessments will continue to be higher than historical levels.

•
Loan/lease expense increased significantly over the past two years. In conjunction with the increase in nonperforming assets over the past two years, the Company has incurred increased carrying costs and workout expenses related to these nonperforming assets.

Income tax expense. The provision for income taxes from continuing operations was $247 thousand for the year ended December 31, 2009 compared to $1.7 million for the year ended December 31, 2008 for a decrease of $1.5 million, or 86%. The decrease was the result of a decrease in income from continuing operations before income taxes of $4.7 million, or 67%, for 2009 when compared to 2008. Additionally, primarily due to a decrease in the proportionate share of taxable income to total income from year to year, the Company experienced a decrease in the effective tax rate from 24.8% for 2008 to 10.8% for 2009.
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
Discontinued operations. The Company did not recognize any income or loss from discontinued operations for the year ended December 31, 2009.
Income from discontinued operations for the year ended December 31, 2008 totaled $1.7 million which was a significant improvement from the loss from discontinued operations of $723 thousand incurred for the year ended December 31, 2007. The gain on sale of the merchant credit card acquiring business, after taxes, of approximately $3.0 million more than offset the increase in operating loss by First Wisconsin Bank & Trust, before taxes, of $1.2 million.

FINANCIAL CONDITION
Overview. Total assets of the Company increased by $174.0 million, or 11%, to $1.78 billion at December 31, 2009 from $1.61 billion at December 31, 2008. Total assets of the Company increased by $129.1 million, or 9%, to $1.61 billion at December 31, 2008 from $1.48 billion at December 31, 2007. The growth in 2009 primarily resulted from an increase in the securities and loans/leases portfolios funded by increases in noninterest-bearing deposits and customer repurchase agreements, wholesale repurchase agreements, and the issuance of preferred stock.
Investments. The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return. The Company’s securities available for sale portfolio consists largely of U.S. Treasury and government sponsored agency securities. Residential mortgage-backed securities represents less than 1% of the entire portfolio as of December 31, 2009 and 2008, respectively. The Company has not invested in corporate mortgage-backed securities.
Securities increased $114.4 million, or 45%, to $370.5 million at December 31, 2009, from $256.1 million at December 31, 2008. The increase largely consisted of U.S. government sponsored agency securities and was the result of increased collateral needs for the customer and wholesale repurchase agreements at the subsidiary banks.
Securities increased by $35.5 million, or 16%, to $256.1 million at December 31, 2008, from $220.6 million at December 31, 2007. This increase was primarily investments of U.S. government sponsored agency securities and resulted to support the collateral needs of the subsidiary banks.
See Note 4 to the consolidated financial statements for additional information regarding the Company’s investments.
Loans/Leases. Total loans/leases grew by $29.6 million, or 2% from $1.21 billion at December 31, 2008 to $1.24 billion at December 31, 2009. Compared to 2007, total loans/leases grew by $157.7 million, or 15%, to $1.21 billion at December 31, 2008, from $1.06 billion at December 31, 2007.
The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of December 31,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Real estate loans held for sale — residential mortgage	$6,135	1%	$7,377	1%	$6,508	1%	$6,187	1%	$2,632	0%

Real estate loans — residential mortgage	61,561	5%	69,466	6%	68,281	6%	68,913	7%	54,125	7%
Real estate loans — construction	2,912	0%	2,385	0%	8,539	1%	6,534	1%	2,811	0%
Commercial and industrial loans	441,536	35%	439,117	36%	353,401	33%	396,599	41%	323,732	43%
Commercial real estate loans	556,007	45%	526,669	43%	472,284	45%	350,339	37%	269,730	36%
Direct financing leases	90,059	7%	79,408	7%	67,224	6%	52,628	5%	34,911	5%
Installment and other consumer loans	84,271	7%	88,540	7%	79,220	8%	78,058	8%	67,090	9%

Total loans/leases	$1,242,481	100%	$1,212,962	100%	$1,055,457	100%	$959,258	100%	$755,031	100%

Plus deferred loan/lease origination costs, net of fees	1,839		1,727		1,531		1,489		1,223
Less allowance for estimated losses on loans/leases	(22,505)		(17,809)		(11,315)		(10,612)		(8,884)

Net loans/leases	$1,221,815		$1,196,880		$1,045,673		$950,135		$747,370

Consistent with the intention of the U.S. Treasury’s Capital Purchase Program, the Company is committed to providing transparency surrounding its utilization of the proceeds from participation in the Capital Purchase Program including its lending activities and support of the existing communities served. A summary of activity for the year ended December 31, 2009 is presented in the table on the following page.

The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans in the following table.

	For the twelve months ended December 31, 2009
	Quad City	m2	Cedar Rapids	Rockford	Intercompany	Consolidated
	Bank & Trust	Lease Funds	Bank & Trust	Bank & Trust	Elimination	Total
	(dollars in thousands)
BALANCE AS OF DECEMBER 31, 2008:

Commercial and industrial loans	$236,023	$—	$133,191	$69,903	$—	$439,117
Commercial real estate loans	254,848	—	175,481	98,757	(2,418)	526,668
Direct financing leases	—	79,408	—	—	—	79,408
Residential real estate loans	44,480	—	22,608	12,141	—	79,229
Installment and other consumer loans	54,151	—	23,597	10,793	—	88,541

	589,502	79,408	354,877	191,594	(2,418)	1,212,963
Plus deferred loan/lease origination costs, net of fees	118	1,864	(299)	44		1,727

	$589,620	$81,272	$354,578	$191,638	$(2,418)	$1,214,690

ORIGINATION OF NEW LOANS:

Commercial and industrial loans	55,432	11,300	46,693	25,892	—	139,317
Commercial real estate loans	47,583	—	48,597	20,535	—	116,715
Direct financing leases	—	27,515	—	—	—	27,515
Residential real estate loans	46,812	—	33,146	26,878	—	106,836
Installment and other consumer loans	10,852	—	3,661	2,925	—	17,438

	$160,679	$38,815	$132,097	$76,230	$—	$407,821

PAYMENTS/MATURITIES/SALES, NET OF ADVANCES OR RENEWALS ON EXISTING LOANS:

Commercial and industrial loans	(73,582)	(11,300)	(31,464)	(20,552)	—	(136,898)
Commercial real estate loans	(40,529)	—	(35,328)	(11,658)	139	(87,376)
Direct financing leases	—	(16,864)	—	—	—	(16,864)
Residential real estate loans	(58,071)	—	(33,772)	(23,614)	—	(115,457)
Installment and other consumer loans	(16,946)	—	(3,183)	(1,579)	—	(21,708)

	$(189,128)	$(28,164)	$(103,747)	$(57,403)	$139	(378,303)

BALANCE AS OF DECEMBER 31, 2009:

Commercial and industrial loans	217,873	—	148,420	75,243	—	441,536
Commercial real estate loans	261,902	—	188,750	107,634	(2,279)	556,007
Direct financing leases	—	90,059	—	—	—	90,059
Residential real estate loans	33,221	—	21,982	15,405	—	70,608
Installment and other consumer loans	48,057	—	24,075	12,139	—	84,271

	561,053	90,059	383,227	210,421	(2,279)	1,242,481
Plus deferred loan/lease origination costs, net of fees	64	2,207	(427)	(4)	—	1,839

	$561,116	$92,266	$382,800	$210,417	$(2,279)	1,244,320

The following table sets forth the remaining maturities by loan/lease type as of December 31, 2009. Maturities are based on contractual dates.

				Maturities After One Year
	Due in one	Due after one	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	interest rates	interest rates
	(dollars in thousands)

Real estate loans held for sale — mortgage	$—	$—	$6,135	$6,135	$—
Real estate loans — residential mortgage	815	572	60,174	8,249	52,497
Real estate loans — construction	2,912	0	0	0	0
Commercial and industrial loans	158,732	227,742	55,062	182,688	100,116
Commercial real estate loans	103,332	356,815	95,860	375,428	77,247
Direct financing leases	5,972	71,888	12,199	84,087	0
Installment and other consumer loans	27,813	47,733	8,725	12,347	44,111

	$299,576	$704,750	$238,155	$668,934	$273,971

Allowance for Estimated Losses on Loans/Leases. The allowance for estimated losses on loans/leases was $22.5 million at December 31, 2009, compared to $17.8 million at December 31, 2008, for an increase of $4.7 million, or 26%. The allowance for estimated losses on loans/leases was $17.8 million at December 31, 2008, compared to $11.3 million at December 31, 2007, for an increase of $6.5 million, or 57%. The Company incurred net charge-offs totaling $12.3 million for the year ending December 31, 2009. This was a significant increase from $2.7 million for the year ending December 31, 2008 and from $1.6 million for the year ending December 31, 2007. The following table summarizes the activity in the allowance for estimated losses on loans/leases.

	Years ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Average amount of loans/leases outstanding, before allowance for estimated losses on loans/leases	$1,222,493	$1,124,255	$1,001,633	$855,872	$682,858

Allowance for estimated losses on loans/leases:
Balance, beginning of fiscal period	$17,809	$11,315	$10,612	$8,884	$9,262
Charge-offs:
Commercial and industrial	(7,510)	(1,205)	(754)	(1,245)	(1,097)
Commercial real estate	(2,824)	(805)	(300)	(95)	(432)
Direct financing leases	(1,255)	(264)	(527)	(75)	(1)
Residential real estate *	(314)	(326)	(174)	(45)	(160)
Installment and other consumer	(2,104)	(1,085)	(469)	(460)	(356)

Subtotal charge-offs	(14,007)	(3,685)	(2,224)	(1,920)	(2,046)

Recoveries:
Commercial and industrial	344	313	160	260	95
Commercial real estate	98	420	167	2	124
Direct financing leases	52	—	—	—	26
Residential real estate *	40	81	173	52	25
Installment and other consumer	1,193	143	92	50	87

Subtotal recoveries	1,727	957	592	364	357

Net charge-offs	(12,280)	(2,728)	(1,632)	(1,556)	(1,689)
Provision charged to expense	16,976	9,222	2,335	3,284	877
Acquisition of m2 Lease Funds, LLC	—	—	—	—	434

Balance, end of fiscal year	$22,505	$17,809	$11,315	$10,612	$8,884

Ratio of net charge-offs to average loans/leases outstanding	1.00%	0.24%	0.16%	0.18%	0.25%

*	Residential real estate includes construction, if any
The adequacy of the allowance for estimated losses on loans/leases was determined by management based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, historical loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions and other factors that, in management’s judgment, deserved evaluation in estimating loan/lease losses. To ensure that an adequate allowance was maintained, provisions were made based on the increase in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all credits risk-rated less than “fair quality” and carrying aggregate exposure in excess of $100 thousand. The Company experienced continued degradation within the loan/lease portfolio during 2009. Specifically, the Company’s nonperforming loans/leases grew $8.9 million, or 43%, from $21.1 million at December 31, 2008 to $30.0 million at December 31, 2009. The majority of these nonperforming loans/leases required specific reserves. Additionally, due to the continued uncertainty regarding the national economy and the impact on local markets, the Company increased the qualitative reserve factors applied to all loans and leases within the reserve adequacy calculations for all of the subsidiary banks and the leasing company. As a direct result, the allowance for estimated losses on loans/leases as a percentage of total gross loans/leases was 1.81% at December 31, 2009, which was a significant increase from 1.47% at December 31, 2008, and 1.07% at December 31, 2007. The adequacy of the allowance for estimated losses on loans/leases was monitored by the credit administration staff and reported to management and the board of directors.

The following table presents the allowance for estimated losses on loans/leases by type and the percentage of type to total loans/leases.

	As of December 31,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Real estate loans held for sale — residential mortgage	$64	0%	$64	1%	$46	1%	$67	1%	$16	0%

Real estate loans — residential mortgage	643	5%	605	6%	472	6%	356	7%	250	7%
Real estate loans — construction	30	0%	21	0%	62	1%	40	1%	12	0%
Commercial and industrial loans	6,239	36%	8,260	36%	4,697	33%	4,465	41%	3,999	43%
Commercial real estate loans	11,147	45%	6,255	43%	4,064	45%	3,943	37%	3,332	36%
Direct Financing leases	1,681	7%	1,402	7%	874	6%	805	5%	546	5%
Installment and other consumer loans	2,407	7%	1,195	7%	1,090	8%	920	8%	725	9%
Unallocated	294	NA	7	NA	10	NA	16	NA	4	NA

	$22,505	100%	$17,809	100%	$11,315	100%	$10,612	100%	$8,884	100%

% — Represents the percentage of the certain type of loan/lease to total loans/leases
Although management believed that the allowance for estimated losses on loans/leases at December 31, 2009 was at a level adequate to absorb probable losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require additional increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.
Nonperforming Assets. The table below presents the amounts of nonperforming assets.

	As of December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)

Nonaccrual loans/leases (1)	$28,742	$20,828	$6,488	$6,538	$2,579
Accruing loans/leases past due 90 days or more	89	222	500	755	604
Troubled debt restructures	1,201	—	—	—	—
Other real estate owned	9,286	3,857	496	93	545
Other repossessed assets (2)	1,071	450	—	—	—

	$40,389	$25,357	$7,484	$7,386	$3,728

Nonperforming loans/leases to total loans/leases	2.41%	1.73%	0.66%	0.76%	0.42%
Nonperforming assets to total loans/leases plus reposessed property	3.22%	2.08%	0.71%	0.77%	0.49%
Nonperforming assets to total assets	2.27%	1.58%	0.51%	0.58%	0.36%

(1)	Includes government guaranteed portion

(2)
Company previously excluded repossessed assets from nonperforming assets. Company adjusted amounts reported in prior periods presented to reflect a consistent comparison. The adjustments did not have a significant impact on loan covenant compliance or other previously presented disclosures.

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
The Company experienced an increase in nonperforming assets of $15.0 million, or 59%, from $25.4 million at December 31, 2008 to $40.4 million at December 31, 2009. During 2008, the Company’s nonperforming assets increased $17.9 million, or 239%, from $7.5 million as of December 31, 2007, to $25.4 million as of December 31, 2008. The large majority of the Company’s nonperforming assets consist of nonaccrual loans/leases and other real estate owned. For those nonaccrual loans/leases, management has thoroughly reviewed these loans/leases and has provided specific reserves as appropriate. Other real estate owned is carried at the lower of carrying amount or fair value less costs to sell. As previously noted, the Company’s allowance for estimated losses on loans/leases to total loans/leases increased to 1.81% at December 31, 2009 from 1.47% at December 31, 2008.
Deposits. Deposits increased by $30.4 million, or 3%, during 2009. Deposits increased by $175.0 million, or 20%, to $1.1 billion at December 31, 2008, from $884.0 million at December 31, 2007. The table below presents the composition of the Company’s deposit portfolio.

	As of December 31,
	2009	2008	2007
	(dollars in thousands)

Non-interest bearing demand deposits	$207,844	$161,126	$160,533
Interest bearing demand deposits	393,732	355,990	300,681
Savings deposits	34,195	31,756	33,337
Time deposits	382,798	386,097	341,581
Brokered time deposits	70,754	123,990	47,873

	$1,089,323	$1,058,959	$884,005

The Company experienced growth in non-interest bearing demand deposits during 2009 of $46.7 million, or 29%. This increase and the Company’s overall strong liquidity position have allowed the Company to reduce the level of brokered time deposits which have decreased $53.2 million, or 43%, during 2009. Excluding brokered time deposits, the Company’s deposits increased $83.6 million, or 9%, during 2009.
Short-term Borrowings. The subsidiary banks offer overnight repurchase agreements to some of their major customers. Also, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of December 31,
	2009	2008	2007
	(dollars in thousands)

Overnight repurchase agreements with customers	$94,090	$68,107	$80,264
Federal funds purchased	56,810	33,350	89,940

	$150,900	$101,457	$170,204

See Note 8 of the consolidated financial statements for additional information on the Company’s short-term borrowings.

FHLB Advances and Other Borrowings. FHLB advances decreased $2.8 million, or 1%, during 2009. FHLB advances increased $49.9 million, or 30%, from $168.8 million as of December 31, 2007, to $218.7 million as of December 31, 2008. As of December 31, 2009 and 2008, the subsidiary banks held $11.8 million of FHLB stock in aggregate. As a result of their memberships in the FHLB of Des Moines and Chicago, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. The subsidiary banks utilized FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provided a less costly source of funds than customer deposits. See Note 9 to the consolidated financial statements for additional information regarding FHLB advances.
Other borrowings increased significantly over the past two years. During 2009, other borrowings grew $64.5 million, or 85%, to $140.1 million at December 31, 2009. For 2008, the Company experienced a similar increase as other borrowings increased by $27.9 million, or 58%, from $47.7 million at December 31, 2007, to $75.6 million at December 31, 2008. The increases for both years are largely a result of the introduction and increased utilization of wholesale structured repurchase agreements as an alternative funding source to FHLB advances and customer deposits. Additional information regarding other borrowings is described in Note 10 to the consolidated financial statements.
Stockholders’ Equity. Stockholders’ equity increased $33.1 million, or 36%, during 2009. The majority of this increase resulted from the Company’s participation in the Capital Purchase Program whereby the Company issued $38.1 million, net of issuance costs, of cumulative perpetual preferred stock to the U.S. Treasury. Additionally, net income attributable to QCR Holdings, Inc. of $1.8 million increased retained earnings; however, this was more than offset by declaration and accrual of preferred stock dividends and discount accretion totaling $3.8 million, and declaration of common stock dividends of $363 thousand. The detail of the preferred stock dividends is as follows:
•	$1.1 million for the quarterly dividends on the outstanding shares of Series B Non-Cumulative Perpetual Preferred Stock at a stated rate of 8.00%,
•	$712 thousand for the quarterly dividends on the outstanding shares of Series C Non-Cumulative Perpetual Preferred Stock at a stated rate of 9.50%, and
•	$2.0 million for the quarterly dividends on the outstanding shares of Series D Cumulative Perpetual Preferred Stock at a stated rate of 5.00%, including the related discount accretion.
Lastly, the available for sale portion of the securities portfolio experienced a decrease in fair value of $3.5 million, net of tax, for 2009 as a result of the increase in market rates at the end of the year.
Stockholders’ equity increased $4.7 million from $87.8 million as of December 31, 2007 to $92.5 million as of December 31, 2008. Net income of $6.7 million for 2008 increased retained earnings. This increase was offset by the declaration of preferred stock dividends totaling $1.8 million, and the declaration of common stock dividends totaling $370 thousand. Specifically regarding the preferred stock dividends declared, $1.1 million represented the quarterly dividends on the outstanding shares of Series B Non-Cumulative Perpetual Preferred Stock at a stated rate of 8.00%, and $712 thousand was the amount of the quarterly dividends on the outstanding shares of Series C Non-Cumulative Perpetual Preferred Stock at a stated rate of 9.50%. Additionally, the available for sale portion of the securities portfolio experienced an increase in fair value of $817 thousand, net of tax, for 2008 as a result of the decrease in long-term interest rates.
See Note 12 to the consolidated financial statements for additional information regarding the Company’s preferred stock.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and Federal funds sold, which totaled $71.8 million at December 31, 2009, $56.3 million at December 31, 2008, and $53.6 million at December 31, 2007.
The subsidiary banks have a variety of sources of short-term liquidity available to them, including Federal funds purchased from correspondent banks, FHLB advances, structured wholesale repurchase agreements, brokered certificates of deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities. At December 31, 2009, the subsidiary banks had 20 lines of credit with upstream correspondent banks totaling $156.1 million, of which $26.6 million is secured and $129.5 million is unsecured. At December 31, 2009, $135.1 million was available. Additionally, the Company has a single $20.0 million secured revolving credit note with a maturity of April 2, 2010. As of December 31, 2009, the Company had $15.0 million available as the note carried an outstanding balance of $5.0 million. See Note 10 to the consolidated financial statements for additional information regarding the lines of credit and revolving credit note.
Throughout its history, the Company has secured additional capital through various resources including approximately $36.1 million through the issuance of trust preferred securities and $58.2 million through the issuance of preferred stock, of which $38.1 million was issued on February 13, 2009 as part of the Company’s participation in the Capital Purchase Program. The board of directors and management believed it was prudent to participate in the Capital Purchase Program because (1) the cost of capital under this program was significantly lower than the cost of capital otherwise available to the Company at the time, and (2) despite being well-capitalized, additional capital under this program provided the Company additional capacity to meet future capital needs that may arise in this current uncertain economic environment. See Financial Statement Notes 11 and 12 for information on the issuance of trust preferred securities, and preferred stock, respectively.
On or about March 15, 2010, the Company expects to issue approximately $2.0 million of 6.0% Series A Subordinated Notes due September 1, 2018, to certain accredited investors in a private placement transaction. The transaction also includes the issuance of detachable warrants to purchase approximately 40,000 shares of the Company’s common stock at an exercise price per share equal to the greater of $10.00 or the market price of the common stock on the closing date. The Company intends to contribute such proceeds to Rockford Bank & Trust to further strengthen its capital position.
As of December 31, 2009 and 2008, the Company and subsidiary banks remained well-capitalized in accordance with regulatory capital requirements administered by the federal banking authorities. See Financial Statement Note 16 for detail of the capital amounts and ratios for the Company and subsidiary banks.

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
Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2009 and 2008, no amounts had been recorded as liabilities for the banks’ potential obligations under these guarantees.
As of December 31, 2009 and 2008, commitments to extend credit aggregated $476.5 million and $494.8 million, respectively. As of December 31, 2009 and 2008, standby letters of credit aggregated $17.8 million and $15.2 million, respectively. Management does not expect that all of these commitments will be funded.
Additional information regarding commitments, contingencies, and off-balance sheet arrangements is described in Note 18 of the consolidated financial statements.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following table presents, as of December 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Financial	Payments Due by Period
	Statement		One Year
Description	Note Reference	Total	or Less	2 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)

Deposits without a stated maturity	N/A	$636,196	$636,196	$—	$—	$—

Certificates of deposit	7	453,127	360,284	85,249	7,594	—

Short-term borrowings	8	150,900	150,900	—	—	—

FHLB advances	9	215,850	8,100	63,750	15,500	128,500

Other borrowings	10	140,060	5,060	45,000	—	90,000

Junior subordinated debentures	11	36,085	—	—	—	36,085

Rental commitments	6	2,345	381	655	635	674

Operating contracts	N/A	8,760	2,784	3,135	2,841	—

Total contractual cash obligations		$1,643,323	$1,163,705	$197,789	$26,570	$255,259

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had no purchase obligations at December 31, 2009. The Company’s operating contract obligations represent short and long-term lease payments for data processing equipment and services, software, and other equipment and professional services.
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

IMPACT OF NEW ACCOUNTING STANDARDS
On June 12, 2009, FASB issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities. Specifically, these pronouncements eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. These pronouncements are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The Company adopted these new pronouncements on January 1, 2010, as required. Transfers of financial assets include participation loans/leases sold by the Company’s banking subsidiaries and leasing company. For agreements of participation loans/leases sold that contain language that fail to meet the definition of a participating interest and/or surrender of control by the selling institution, the Company is not allowed to recognize the sale and is required to record as a secured borrowing. Management intends to minimize the frequency of these situations. As a result, the adoption is not expected to have a material impact to the financial statements taken as a whole.
On April 9, 2009, FASB issued three related accounting pronouncements intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. In particular, these pronouncements: (1) provide guidelines for making fair value measurements more consistent with the existing accounting principles when the volume and level of activity for the asset or liability have decreased significantly; (2) enhance consistency in financial reporting by increasing the frequency of fair value disclosures; and (3) modify existing general standards of accounting for and disclosure of other-than-temporary impairment losses for impaired debt securities.
All three pronouncements were effective for interim and annual periods ending after June 15, 2009. Entities were permitted to early adopt these pronouncements for interim and annual periods ending after March 15, 2009, but had to adopt all three pronouncements concurrently. The Company adopted these pronouncements for the quarterly reporting period ending June 30, 2009, as required. See Note 21 to the consolidated financial statements for additional information regarding fair value measurements of financial assets and liabilities, and Note 4 for additional information for investment securities. The adoption of these pronouncements did not have a material impact on the Company’s consolidated financial statements taken as a whole.

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
One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure annually over a five-year horizon, assuming no balance sheet growth and various interest rate scenarios including no change in rates; 200, 400, and 500 basis point upward shifts; and a 100 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes parallel and pro rata shifts in interest rates over a twelve-month period for the 200 basis point upward shift and 100 basis point downward shift. For the 400 basis point upward shift, the model assumes a parallel and pro rata shift in interest rates over a twenty-four (24) month period. For the 500 basis point upward shift, the model assumes a flattening and pro rata shift in interest rates over a twelve-month period where the short-end of the yield curve shifts upward greater than the long-end of the yield curve. The asset/liability management committee of the board of directors has established policy limits of a 10% decline in the value of net interest income for the 200 basis point upward shift and the 100 basis point downward shift. Application of the simulation model analysis at December 31, 2009 demonstrated a 5.10% decrease in net interest income in year one with a 200 basis point increase in interest rates, and a 0.90% decrease in net interest income in year one with a 100 basis point decrease in interest rates. The simulation is within the board-established policy limit of a 10% decline in value for both scenarios.
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

Item 8. Financial Statements
QCR Holdings, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
QCR Holdings, Inc.
We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QCR Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests effective January 1, 2009.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2010 expressed an unqualified opinion on the effectiveness of QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting.
Davenport, Iowa
March 5, 2010
McGladrey & Pullen, LLP is a member firm of RSM International —
an affiliation of separate and independent legal entities.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Cash and due from banks	$35,878,046	$33,464,074
Federal funds sold	6,598,333	20,695,898
Interest-bearing deposits at financial institutions	29,329,413	2,113,904

Securities held to maturity, at amortized cost (Note 4)	350,000	350,000
Securities available for sale, at fair value (Note 4)	370,170,459	255,726,415

	370,520,459	256,076,415

Loans receivable, held for sale (Note 5)	6,135,130	7,377,648
Loans/leases receivable, held for investment (Note 5)	1,238,184,436	1,207,311,984

	1,244,319,566	1,214,689,632
Less allowance for estimated losses on loans/leases (Note 5)	(22,504,734)	(17,809,170)

	1,221,814,832	1,196,880,462

Premises and equipment, net (Note 6)	31,454,893	31,389,267
Goodwill	3,222,688	3,222,688
Accrued interest receivable	7,565,513	7,835,835
Bank-owned life insurance	29,694,077	27,450,751
Prepaid FDIC insurance	7,801,076	—
Other assets	35,766,777	26,499,720

Total assets	$1,779,646,107	$1,605,629,014

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$207,843,554	$161,126,120
Interest-bearing	881,479,172	897,832,478

Total deposits (Note 7)	1,089,322,726	1,058,958,598

Short-term borrowings (Note 8)	150,899,571	101,456,950
Federal Home Loan Bank advances (Note 9)	215,850,000	218,695,000
Other borrowings (Note 10)	140,059,841	75,582,634
Junior subordinated debentures (Note 11)	36,085,000	36,085,000
Other liabilities	21,834,093	22,355,661

Total liabilities	1,654,051,231	1,513,133,843

Commitments and Contingencies (Note 18)

Stockholders’ Equity (Note 16):
Preferred stock (Note 12), $1 par value, shares authorized 250,000	38,805	568
December 2009 - 38,805 shares issued and outstanding
December 2008 - 568 shares issued and outstanding
Common stock, $1 par value; shares authorized 10,000,000	4,674,536	4,630,883
December 2009 - 4,674,536 shares issued and 4,553,290 outstanding
December 2008 - 4,630,883 shares issued and 4,509,637 outstanding
Additional paid-in capital	82,194,330	43,090,268
Retained earnings	38,458,477	40,893,304
Accumulated other comprehensive income	135,608	3,628,360
Noncontrolling interests	1,699,630	1,858,298

	127,201,386	94,101,681
Treasury stock, December 2009 and 2008 - 121,246 common shares, at cost	1,606,510	1,606,510

Total stockholders’ equity	125,594,876	92,495,171

Total liabilities and stockholders’ equity	$1,779,646,107	$1,605,629,014

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Interest and dividend income:
Loans/leases, including fees	$73,145,289	$72,565,834	$71,796,172
Securities:
Taxable	10,748,012	10,878,219	9,060,317
Nontaxable	967,940	942,667	1,039,623
Interest-bearing deposits at financial institutions	313,113	165,312	346,382
Federal funds sold	133,723	99,814	248,055

Total interest and dividend income	85,308,077	84,651,846	82,490,549

Interest expense:
Deposits	18,374,065	23,894,324	31,227,361
Short-term borrowings	711,801	2,962,169	5,216,576
Federal Home Loan Bank advances	9,082,039	8,524,772	7,237,026
Other borrowings	4,764,812	2,754,097	1,835,464
Junior subordinated debentures	2,016,449	2,388,574	2,622,531

Total interest expense	34,949,166	40,523,936	48,138,958

Net interest income	50,358,911	44,127,910	34,351,591
Provision for loan/lease losses (Note 5)	16,975,517	9,221,670	2,335,518

Net interest income after provision for loan/lease losses	33,383,394	34,906,240	32,016,073

Noninterest income:
Credit card fees, net of processing costs	930,435	987,769	746,725
Trust department fees	2,883,482	3,333,812	3,672,501
Deposit service fees	3,319,967	3,134,869	2,606,724
Gains on sales of loans, net	1,677,312	1,068,545	1,219,800
Securities gains, net	1,488,391	199,500	—
Other-than-temporary impairment losses on securities	(206,369)	—	—
Gains on sales of foreclosed assets	177,736	394,103	1,007
Gains on sales of other assets	—	—	435,791
Earnings on bank-owned life insurance	1,243,324	1,016,864	846,071
Investment advisory and management fees, gross	1,507,557	1,975,236	1,575,887
Other	2,621,599	2,315,531	2,394,893

Total noninterest income	15,643,434	14,426,229	13,499,399

Noninterest expenses:
Salaries and employee benefits	26,882,185	26,124,160	21,976,683
Professional and data processing fees	4,829,667	4,801,087	3,469,331
Advertising and marketing	991,243	1,296,651	1,115,864
Occupancy and equipment expense	5,372,101	5,091,545	4,717,054
Stationery and supplies	528,959	518,639	513,210
Postage and telephone	1,060,690	933,508	936,032
Bank service charges	481,223	559,614	565,092
FDIC and other insurance	3,626,027	1,316,710	995,955
Loss on sale of premises and equipment	—	—	223,308
Loan/lease expense	1,997,583	757,315	358,107
Other	960,979	934,460	863,339

Total noninterest expenses	46,730,657	42,333,689	35,733,975

Income from continuing operations before income taxes	2,296,171	6,998,780	9,781,497
Federal and state income tax expense from continuing operations (Note 13)	247,340	1,735,717	2,893,421

Income from continuing operations	2,048,831	5,263,063	6,888,076

(Continued)

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007

Discontinued operations (Note 2)
Operating income from merchant credit card acquiring business	—	361,160	409,569
Gain on sale of merchant credit card acquiring business	—	4,645,213	—
Operating loss from First Wisconsin Bank & Trust	—	(2,921,371)	(1,630,105)
Gain on sale of First Wisconsin Bank & Trust	—	494,664	—

Income (loss) from discontinued operations before income taxes	—	2,579,666	(1,220,536)
Federal and state income tax expense (benefit) from discontinued operations	—	845,435	(497,728)

Income (loss) from discontinued operations	$—	$1,734,231	$(722,808)

Net income	$2,048,831	$6,997,294	$6,165,268
Less: net income attributable to noncontrolling interests	276,923	288,436	387,791

Net income attributable to QCR Holdings, Inc.	$1,771,908	$6,708,858	$5,777,477

Amounts attributable to QCR Holdings, Inc.:
Income from continuing operations	$1,771,908	$4,974,627	$6,500,285
Income (loss) from discontinued operations	—	1,734,231	(722,808)

Net income	$1,771,908	$6,708,858	$5,777,477

Less: preferred stock dividends and discount accretion	$3,843,924	1,784,500	1,072,000

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$(2,072,016)	$4,924,358	$4,705,477

Basic earnings (loss) per common share (Note 17):
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	$(0.46)	$0.69	$1.19
Income (loss) from discontinued operations attributable to QCR Holdings, Inc.	—	0.38	(0.16)

Net income (loss) attributable to QCR Holdings, Inc.	$(0.46)	$1.07	$1.03

Diluted earnings (loss) per common share (Note 17):
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	$(0.46)	$0.69	$1.18
Income (loss) from discontined operations attributable to QCR Holdings, Inc.	—	0.37	(0.16)

Net income (loss) attributable to QCR Holdings, Inc.	$(0.46)	$1.06	$1.02

Weighted average common shares outstanding	4,540,792	4,617,057	4,581,919
Weighted average common and common equivalent shares outstanding	4,540,792	4,634,537	4,599,568

Cash dividends declared per common share	$0.08	$0.08	$0.08

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2009, 2008, and 2007

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income	Interests	Stock	Total

Balance, December 31, 2006	$268	$4,560,629	$34,293,511	$32,000,213	$27,959	$1,362,820	$—	$72,245,400
Comprehensive income:
Net income	—	—	—	5,777,477	—	387,791	—	6,165,268
Other comprehensive income, net of tax (Note 3)	—	—	—	—	2,783,581	—	—	2,783,581

Comprehensive income								8,948,849

Common cash dividends declared, $0.08 per share	—	—	—	(367,124)	—	—	—	(367,124)
Preferred cash dividends declared	—	—	—	(1,072,000)	—	—	—	(1,072,000)
Proceeds from issuance of 300 shares of preferred stock	300	—	7,273,279	—	—	—	—	7,273,579
Proceeds from issuance of 19,834 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan (Note 15)	—	19,834	259,054	—	—	—	—	278,888
Proceeds from issuance of 19,069 shares of common stock as a result of stock options exercised (Note 15)	—	19,069	154,007	—	—	—	—	173,076
Exchange of 1,788 shares of common stock in connection with options exercised	—	(1,788)	(28,643)	—	—	—	—	(30,431)
Tax benefit of nonqualified stock options exercised	—	—	22,370	—	—	—	—	22,370
Stock-based compensation expense	—	—	343,796	—	—	—	—	343,796
Other adjustments to noncontrolling interests	—	—	—	—	—	(29,748)	—	(29,748)

Balance, December 31, 2007	$568	$4,597,744	$42,317,374	$36,338,566	$2,811,540	$1,720,863	$—	$87,786,655
Comprehensive income:
Net income	—	—	—	6,708,858	—	288,436	—	6,997,294
Other comprehensive income, net of tax (Note 3)	—	—	—	—	816,820	—	—	816,820

Comprehensive income								7,814,114

Common cash dividends declared, $0.08 per share	—	—	—	(369,620)	—	—	—	(369,620)
Preferred cash dividends declared	—	—	—	(1,784,500)	—	—	—	(1,784,500)
Proceeds from issuance of 22,767 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan (Note 15)	—	22,767	246,037	—	—	—	—	268,804
Proceeds from issuance of 7,305 shares of common stock as a result of stock options exercised	—	7,305	82,410	—	—	—	—	89,715
Exchange of 1,933 shares of common stock in connection with options exercised (Note 15)	—	(1,933)	(27,284)	—	—	—	—	(29,217)
Tax benefit of nonqualified stock options exercised	—	—	1,611	—	—	—	—	1,611
Stock-based compensation expense	—	—	475,120	—	—	—	—	475,120
Restricted stock award	—	5,000	(5,000)	—	—	—	—	—
Other adjustments to noncontrolling interests	—	—	—	—	—	(151,001)	—	(151,001)
Purchase of 121,246 shares of common stock for the treasury	—	—	—	—	—	—	(1,606,510)	(1,606,510)

Balance, December 31, 2008	$568	$4,630,883	$43,090,268	$40,893,304	$3,628,360	$1,858,298	$(1,606,510)	$92,495,171
Comprehensive income:
Net income	—	—	—	1,771,908	—	276,923	—	2,048,831
Other comprehensive loss, net of tax (Note 3)	—	—	—	—	(3,492,752)	—	—	(3,492,752)

Comprehensive loss								(1,443,921)

Common cash dividends declared, $0.08 per share	—	—	—	(362,811)	—	—	—	(362,811)
Preferred cash dividends declared and accrued	—	—	—	(3,467,989)	—	—	—	(3,467,989)
Discount accretion on cumulative preferred stock	—	—	375,935	(375,935)	—	—	—	—
Proceeds from issuance of 38,237 shares of preferred stock and common stock warrant	38,237	—	38,014,586	—	—	—	—	38,052,823
Proceeds from issuance of 28,575 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan (Note 15)	—	28,575	205,585	—	—	—	—	234,160
Exchange of 830 shares of common stock in connection with payroll taxes for restricted stock (Note 15)	—	(830)	(6,889)	—	—	—	—	(7,719)
Stock-based compensation expense	—	—	609,713	—	—	—	—	609,713
Restricted stock awards	—	15,908	(15,908)	—	—	—	—	—
Purchase of noncontrolling interests	—	—	(78,960)	—	—	(231,040)	—	(310,000)
Other adjustments to noncontrolling interests	—	—	—	—	—	(204,551)	—	(204,551)

Balance, December 31, 2009	$38,805	$4,674,536	$82,194,330	$38,458,477	$135,608	$1,699,630	$(1,606,510)	$125,594,876

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$2,048,831	$6,997,294	$6,165,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,780,190	2,624,433	2,293,874
Provision for loan/lease losses related to continuing operations	16,975,517	9,221,670	2,335,518
Provision for loan/lease losses related to discontinuing operations	—	1,699,112	528,384
Deferred income taxes	(356,893)	(1,816,719)	472,393
Amortization of offering costs on subordinated debentures	14,317	14,317	14,317
Stock-based compensation expense	512,963	298,921	21,348
Gains on sale of foreclosed assets, net	(177,736)	(394,103)	(1,007)
Gains on sale of other assets	—	—	(435,791)
Gain on sale of merchant credit card acquiring business	—	(4,645,213)	—
Gain on sale of First Wisconsin Bank & Trust	—	(494,664)	—
Amortization of premiums (accretion of discounts) on securities, net	2,044,767	133,819	(92,868)
Securities gains, net	(1,488,391)	(199,500)	—
Other-than-temporary impairment losses on securities	206,369	—	—
Loans originated for sale	(140,376,155)	(88,775,395)	(103,958,168)
Proceeds on sales of loans	143,295,985	88,975,272	104,860,392
Net gains on sales of loans	(1,677,312)	(1,068,545)	(1,219,800)
Loss on sale of premises and equipment	—	—	223,308
Decrease (increase) in accrued interest receivable	270,322	(350,007)	(804,259)
Increase in prepaid FDIC insurance	(7,801,076)	—	—
Increase in other assets	(1,374,070)	(3,115,370)	(3,524,814)
(Decrease) increase in other liabilities	(660,397)	(2,810,645)	3,185,676

Net cash provided by operating activities	14,237,231	6,294,677	10,063,771

Cash Flows from Investing Activities:
Net decrease (increase) in federal funds sold	14,097,565	(31,775,898)	(4,300,000)
Net (increase) decrease in interest-bearing deposits at financial institutions	(27,215,509)	2,980,577	(2,965,952)
Proceeds from sale of foreclosed assets	1,358,351	1,376,007	93,901
Proceeds from sale of other assets	—	—	500,000
Proceeds from sale of merchant credit card acquiring business, net	—	4,732,009	—
Proceeds from sale of First Wisconsin Bank & Trust, net	—	13,324,553	—
Activity in securities portfolio:
Purchases	(316,260,882)	(140,985,829)	(129,121,827)
Calls, maturities and redemptions	169,176,856	102,733,654	92,041,150
Paydowns	406,998	736,057	562,361
Sales	25,966,885	285,000	—
Activity in bank-owned life insurance:
Purchases	(1,000,002)	—	(9,165,341)
Increase in cash value	(1,243,324)	(1,016,864)	(846,071)
Net loans/leases originated and held for investment	(50,077,380)	(195,569,104)	(147,780,355)
Purchase of premises and equipment	(2,845,816)	(2,258,536)	(2,261,028)
Purchase of intangible asset	—	—	(887,542)
Net increase in cash related to discontinued operations, held for sale	—	(1,789,295)	(705,890)

Net cash used in investing activities	(187,636,258)	(247,227,669)	(204,836,594)

(Continued)

QCR Holdings, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2008, 2007, and 2006

	2009	2008	2007
Cash Flows from Financing Activities:
Net increase in deposit accounts	$30,364,128	$227,545,345	$53,979,951
Net increase (decrease) in short-term borrowings	49,442,621	(68,160,318)	71,511,889
Activity in Federal Home Loan Bank advances:
Advances	11,500,000	68,145,000	71,400,000
Payments	(14,345,000)	(18,265,006)	(54,443,743)
Net increase in other borrowings	64,477,207	27,892,512	43,928,486
Tax benefit of nonqualified stock options exercised	—	1,611	22,370
Payment of cash dividends on common and preferred stock	(3,595,221)	(1,974,870)	(1,334,012)
Proceeds from issuance of Series D Cumulative Perpetual Preferred Stock and common stock warrant, net	38,052,823	—	—
Proceeds from issuance of Series C Cumulative Perpetual Preferred Stock, net	—	—	7,273,579
Proceeds from issuance of common stock, net	226,441	329,302	421,533
Purchase of noncontrolling interests	(310,000)
Purchase of treasury stock	—	(1,606,510)	—

Net cash provided by financing activities	175,812,999	233,907,066	192,760,053

Net increase (decrease) in cash and due from banks	2,413,972	(7,025,926)	(2,012,770)
Cash and due from banks, beginning	33,464,074	40,490,000	42,502,770

Cash and due from banks, ending	$35,878,046	$33,464,074	$40,490,000

Supplemental Disclosures of Cash Flow Information, cash payments for:
Interest	$36,536,869	$40,526,554	$49,277,295
Income and franchise taxes	2,557,505	2,306,448	1,960,408

Supplemental Schedule of Noncash Investing Activities:
Change in accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale, net	(3,492,752)	816,820	2,783,581
Exchange of shares of common stock in connection with payroll taxes for restricted stock and options exercised	(7,719)	(29,217)	(30,431)
Transfers of loans to other real estate owned	6,924,975	4,467,520	496,376

Proceeds from sale of First Wisconsin Bank & Trust, net	$—	$13,324,553	$—
Assets sold:
Cash and due from banks	—	2,495,185	—
Federal funds sold	—	17,700,000	—
Interest-bearing deposits at financial institutions	—	1,567	—
Securities available for sale, at fair value	—	18,460,320	—
Loans/leases receivable held for investment	—	80,169,171	—
Less: Allowance for estimated losses on loans/leases	—	(1,122,496)	—
Premises and equipment, net	—	468,522	—
Goodwill	—	—	—
Intangilbe assets	—	887,542	—
Accrued interest receivable	—	478,729	—
Bank-owned life insurance	—	2,453,660	—
Other assets	—	882,028	—

Total Assets	$—	$122,874,228	$—

Liabilities sold:
Noninteresting-bearing deposits	$—	$8,943,882	$—
Interest-bearing deposits	—	89,070,083	—
Short-term borrowings	—	13,578,572	—
Other liabilities	—	(368,528)	—

Total liabilities	$—	$111,224,009	$—

Accrued expenses related to sale of First Wisconsin Bank & Trust	—	1,179,670	—

Gain on sale of First Wisconsin Bank & Trust	$—	$494,664	$—

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
Quad City Bank & Trust and Cedar Rapids Bank & Trust are chartered and regulated by the state of Iowa, and Rockford Bank & Trust is chartered and regulated by the state of Illinois. All three subsidiary banks are insured and subject to regulation by the Federal Deposit Insurance Corporation (FDIC), and are members of and regulated by the Federal Reserve System. m2 Lease Funds, which is an 80% owned subsidiary, based in the Milwaukee, Wisconsin area is engaged in the business of direct financing lease contracts. Velie Plantation Holding Company, LLC, which is a 73% owned subsidiary, is engaged in holding the real estate property known as the Velie Plantation Mansion in Moline, Illinois. Trust II, Trust III, Trust IV and Trust V were formed for the purpose of issuing various trust preferred securities (see Note 11).
Quad City Bancard, Inc. (Bancard), previously a wholly-owned subsidiary of the Company, conducted the Company’s credit card issuing operation and prior to the August 28, 2008 sale of the business, the Company’s merchant acquiring operations. Effective December 31, 2009, Bancard was liquidated. The credit card issuing operation was merged into the correspondent banking department of Quad City Bank & Trust in 2009.
As noted above, during 2008 Bancard sold its merchant credit card acquiring business. The current and comparative results related to the merchant credit card acquiring business have been reflected as discontinued operations (see Note 2).
On December 31, 2008, the Company sold its Wisconsin-chartered bank, First Wisconsin Bank & Trust Company (First Wisconsin Bank & Trust). The comparative results related to First Wisconsin Bank & Trust have been reflected as discontinued operations (see Note 2).
Significant accounting policies:
Accounting estimates: The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for estimated losses on loans/leases, other-than-temporary impairment of securities, and the fair value of financial instruments.
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
Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $270,000 and $250,000 as of December 31, 2009 and 2008, respectively.
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
All securities are evaluated to determine whether declines in fair value below their amortized cost are other-than-temporary.
In estimating other-than-temporary impairment losses on available for sale debt securities, management considers a number of factors including, but not limited to, (1) the length of time and extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) the current market conditions, and (4) the intent of the Company to not sell the security prior to recovery and whether it is not more-likely-than-not that it will be required to sell the security prior to recovery. If the Company does not intend to sell the security, and it is not more-likely-than-not the entity will be required to sell the security before recovery of its amortized cost basis, the Company will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion would be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.
In estimating other-than-temporary impairment losses on available for sale equity securities management considers factors (1), (2) and (3) above as well as whether the Company has the intent and the ability to hold the security until its recovery. If the Company (a) intends to sell an impaired equity security and does not expect the fair value of the security to fully recover before the expected time of sale, or (b) does not have the ability to hold the security until it’s recovery, the security is deemed other-than-temporarily impaired and the impairment is charged to earnings. The Company recognizes an impairment loss through earnings if based upon other factors the loss is deemed to be other-than-temporary even if the decision to sell has not been made.
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
When collection of loan payments is considered doubtful, income recognition is ceased and the loan receivable is placed on nonaccrual status. Previously recorded but uncollected amounts of interest on nonaccrual loans are reversed at the time the loan is placed on nonaccrual status. Cash collected on nonaccrual loans is applied to principal.
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
When collection of lease payments is considered doubtful, income recognition is ceased and the lease receivable is placed on nonaccrual status. Previously recorded but uncollected amounts of interest on nonaccrual leases are reversed at the time the lease is placed on nonaccrual status. Cash collected on nonaccrual leases is applied to principal.
The Company defers and amortizes fees and certain incremental direct costs over the contractual term of the lease as an adjustment to the yield. These initial direct leasing costs generally approximate 4% of the leased asset’s cost. The unamortized direct costs are recorded as a reduction of unearned lease income.
Allowance for estimated losses on loans/leases: The allowance for estimated losses on loans/leases is established as losses are estimated to have occurred through a provision for loan/lease losses charged to earnings. Loan/lease losses are charged against the allowance when management believes the uncollectability of a loan/lease balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance for estimated losses on loans/leases is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans/leases in light of historical experience, the nature and volume of the loan/lease portfolio, adverse situations that may affect the borrower’s/lessee’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
The allowance for estimated losses on loans/leases consists of specific and general components. The specific component relates to loans/leases that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan/lease is lower than the carrying value of that loan/lease. The general component covers nonclassified loans/leases and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans/leases after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.
A loan/lease is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan/lease agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans/leases that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan/lease and the borrower/lessee, including the length of the delay, the reasons for the delay, the borrower’s/lessee’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a case-by-case basis by either the present value of expected future cash flows discounted at the loan’s/lease’s effective interest rate, the loan’s/lease’s obtainable market price, or the fair value of the collateral if the loan/lease is collateral dependent.
Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.
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
Goodwill: The Company has recorded goodwill from the purchase of 80% of m2 Lease Funds. The goodwill is not being amortized, but is evaluated at least annually for impairment. An impairment charge is recognized when the calculated fair value of the reporting unit, including goodwill, is less than its carrying amount. Based on the annual analysis completed as of July 31, 2009, the Company believes that no goodwill impairment existed.
Bank-owned life insurance: Bank-owned life insurance is carried at cash surrender value with increases/decreases reflected as income/expense in the statement of income.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
Prepaid FDIC insurance: In November 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The payment, which was made in December 2009, was recorded as a prepaid asset and is being amortized over the assessment period.
Restricted investment securities: Included within other assets are restricted investment securities totaling $15,210,100 and $14,059,600 at December 31, 2009 and 2008, respectively. These restricted securities represent Federal Home Loan Bank and Federal Reserve Bank common stock. The stock is carried at cost. These equity securities are “restricted” in that they can only be sold back to the respective institution or another member institution at par. Therefore, they are less liquid than other tradable equity securities. The Company views its investment in restricted stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value, rather than recognizing temporary declines in value. There have been no other-than-temporary write-downs recorded on these securities.
Foreclosed assets: Assets acquired through, or in lieu of, loan foreclosures, which are included in other assets on the consolidated balance sheets are held for sale and are recorded at the lower of cost or fair value. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.
Noncontrolling interests: Effective January 1, 2009, in accordance with ASC 810, “Noncontrolling Interests in Consolidated Financial Statements,” the Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on the consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The presentation requirements of ASC 810, as applied to the current year, were applied retrospectively for prior years presented.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
Treasury stock: Treasury stock is accounted for by the cost method, whereby shares of common stock reacquired are recorded at their purchase price. When treasury stock is reissued, any difference between the sales proceeds, or fair value when issued for business combinations, and the cost is recognized as a charge or credit to additional paid-in capital.
Stock-based compensation plans: At December 31, 2009, the Company had four stock-based employee compensation plans, which are described more fully in Note 15.
The Company accounts for stock-based compensation with measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation over the requisite service period for awards expected to vest.
During the years ended December 31, 2009, 2008, and 2007, the Company recognized additional stock-based compensation expense related to stock options, stock purchases, and stock appreciation rights of $512,963, $298,921, and $21,348, respectively. As required, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2009	2008	2007

Dividend yield	.78% to 1.04%	0.49% to 0.68%	0.46% to 0.53%
Expected volatility	24.70% to 38.72%	23.58% to 25.13%	24.33% to 24.74%
Risk-free interest rate	3.27% to 4.12%	3.27% to 4.34%	4.53% to 5.06%
Expected life of option grants	6 years	6 years	6 years
Weighted-average grant date fair value	$2.71	$5.05	$5.80
The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

	2009	2008	2007

Dividend yield	.80%	0.56% to 0.64%	0.45% to 0.50%
Expected volatility	28.80% to 34.14%	19.40% to 23.91%	13.98% to 17.80%
Risk-free interest rate	.22% to .36%	1.98% to 3.41%	4.94% to 5.04%
Expected life of option grants	3 to 6 months	3 to 6 months	3 to 6 months
Weighted-average grant date fair value	$1.64	$2.00	$2.36
The fair value is amortized on a straight-line basis over the vesting periods of the grants and will be adjusted for subsequent changes in estimated forfeitures. The expected dividend yield assumption is based on the Company’s current expectations about its anticipated dividend policy. Expected volatility is based on historical volatility of the Company’s common stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of grants is derived using the “simplified” method and represents the period of time that options are expected to be outstanding. Historical data is used to estimate forfeitures used in the model. Two separate groups of employees (employees subject to broad based grants, and executive employees and directors) are used.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
As of December 31, 2009, there was $561,307 of unrecognized compensation cost related to share based payments, which is expected to be recognized over a weighted average period of 2.6 years.
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 52,520 options that were in-the-money at December 31, 2009. The aggregate intrinsic value at December 31, 2009 was $68,321 on options outstanding and $66,431 on options exercisable. During the years ended December 31, 2008 and 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $19,352 and $142,817, respectively, determined as of the date of the option exercise. No options were exercised during 2009.
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
Earnings per common share: See Note 17 for a complete description and calculation of basic and diluted earnings per common share.
Reclassifications: Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
New accounting pronouncements: On June 12, 2009, FASB issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special-purposed entities. Specifically, these pronouncements eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. These pronouncements are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The Company adopted these new pronouncements on January 1, 2010, as required. Transfers of financial assets include participation loans/leases sold by the Company’s banking and leasing subsidiaries. For agreements of participation loans/leases sold that contain language that fail to meet the definition of a participating interest and/or surrender of control by the selling institution, the Company is not allowed to recognize the sale and is required to record as a secured borrowing. Management intends to minimize the frequency of these situations. As a result, the adoption is not expected to have a material impact to the financial statements taken as a whole.
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
All three pronouncements were effective for interim and annual periods ending after June 15, 2009. Entities were permitted to early adopt these pronouncements for interim and annual periods ending after March 15, 2009, but had to adopt all three pronouncements concurrently. The Company adopted these pronouncements for the quarterly reporting period ending June 30, 2009, as required. See Note 21 for additional information regarding fair value measurements of financial assets and liabilities, and Note 4 for additional information for investment securities. The adoption of these pronouncements did not have a material impact on the Company’s consolidated financial statements taken as a whole.
Subsequent events: The Company has evaluated all subsequent events through the date of issuance of the consolidated financial statements.
Note 2. Discontinued Operations
Sale of Merchant Credit Card Acquiring Business. On August 29, 2008, the Company’s subsidiary, Quad City Bancard, Inc., sold its merchant credit card acquiring business for $5.2 million and recorded an after-tax gain of approximately $3.0 million. Consequently, the business related to merchant credit card acquiring has been accounted for as discontinued operations. The assets and liabilities related to the merchant credit card acquiring business were not significant as of December 31, 2008.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 2. Discontinued Operations (Continued)
The results from discontinued operations of the merchant credit card acquiring business for the years ending December 31, 2008 and 2007 are presented in the following table. There is no 2009 activity.

	2008	2007

Credit card fees, net of processing costs	$693,445	$985,267
Non-interest expense	332,285	575,698

Income from discontinued operations, excluding gain on sale, before income taxes	$361,160	$409,569
Gain on sale of discontinued operations before income taxes	4,645,213	—

Income from discontinued operations, before income taxes	$5,006,373	$409,569
Income tax expense	1,775,716	144,963

Income from discontinued operations, net of taxes	$3,230,657	$264,606

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
The results from discontinued operations of First Wisconsin Bank & Trust for the years ending December 31, 2008 and 2007 are presented in the following table. There is no 2009 activity.

	2008	2007

Interest income	$5,292,678	$2,584,994
Interest expense	2,853,182	1,217,136

Net interest income	2,439,496	1,367,858
Provision for loan losses	1,699,112	528,384

Net interest income after provision for loan losses	740,384	839,474
Noninterest income	515,432	257,807
Noninterest expense	4,177,187	2,727,386

Loss from discontinued operations, excluding gain on sale, before income taxes	(2,921,371)	(1,630,105)
Gain on sale of discontinued operations before	494,664	—

income taxes	(2,426,707)	(1,630,105)
Income tax benefit	(930,281)	(642,691)

Loss from discontinued operations, net of taxes	$(1,496,426)	$(987,414)

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 3. Comprehensive Income (Loss)
Comprehensive income (loss) is the total of net income and other comprehensive income (loss), which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.
Other comprehensive income (loss) for the years ended December 31, 2009, 2008, and 2007 is comprised as follows:

		Tax
	Before	Expense	Net
	Tax	(Benefit)	of Tax

Year ended December 31, 2009:
Unrealized gains (losses) on securities available for sale:
Unrealized holding (losses) arising during the period	$(3,953,187)	$(1,293,749)	$(2,659,438)
Less reclassification adjustment for net gains included in net income	1,282,022	448,708	833,314

Other comprehensive loss	$(5,235,209)	$(1,742,457)	$(3,492,752)

Year ended December 31, 2008:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	$1,100,541	$154,046	$946,495
Less reclassification adjustment for gains included in net income	199,500	69,825	129,675

Other comprehensive income	$901,041	$84,221	$816,820

Year ended December 31, 2007:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	$4,519,576	$1,735,995	$2,783,581
Less reclassification adjustment for gains included in net income	—	—	—

Other comprehensive income	$4,519,576	$1,735,995	$2,783,581

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 4. Investment Securities
The amortized cost and fair value of investment securities as of December 31, 2009 and 2008 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
December 31, 2009:
Securities held to maturity, other bonds	$350,000	$—	$—	$350,000

Securities available for sale:
U.S. govt. sponsored agency securities	$345,623,347	$1,525,150	$(2,124,049)	$345,024,448
Residential mortgage-backed securities	481,460	14,847	—	496,307
Municipal securities	22,005,875	922,942	(79,025)	22,849,792
Trust preferred securities	200,000	—	(100,800)	99,200
Other securities	1,641,759	66,737	(7,784)	1,700,712

	$369,952,441	$2,529,676	$(2,311,658)	$370,170,459

December 31, 2008:
Securities held to maturity, other bonds	$350,000	$—	$—	$350,000

Securities available for sale:
U.S. Treasury securities	$4,318,194	$71,351	$—	$4,389,545
U.S. govt. sponsored agency securities	220,560,286	5,773,091	(90,217)	226,243,160
Residential mortgage-backed securities	802,485	6,071	(1,417)	807,139
Municipal securities	23,259,460	307,946	(219,181)	23,348,225
Trust preferred securities	200,000	—	(35,000)	165,000
Other securities	1,132,763	18,045	(377,462)	773,346

	$250,273,188	$6,176,504	$(723,277)	$255,726,415

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 4. Investment Securities (Continued)
Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2009 and 2008, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2009:
Securities available for sale:
U.S. govt. sponsored agency securities	$172,292,005	$(2,001,229)	$2,877,180	$(122,820)	$175,169,185	$(2,124,049)
Municipal securities	2,629,191	(40,245)	1,086,919	(38,780)	3,716,110	(79,025)
Trust preferred securities	—	—	99,200	(100,800)	99,200	(100,800)
Other securities	32,179	(5,926)	1,842	(1,858)	34,021	(7,784)

	$174,953,375	$(2,047,400)	$4,065,141	$(264,258)	$179,018,516	$(2,311,658)

December 31, 2008:
Securities available for sale:
U.S. govt. sponsored agency securities	$8,003,720	$(90,217)	$—	$—	$8,003,720	$(90,217)
Residential mortgage-backed securities	630,974	(1,417)	—	—	630,974	(1,417)
Municipal securities	8,001,415	(219,181)	—	—	8,001,415	(219,181)
Trust preferred securities	165,000	(35,000)	—	—	165,000	(35,000)
Other securities	84,264	(57,316)	407,630	(320,146)	491,894	(377,462)

	$16,885,373	$(403,131)	$407,630	$(320,146)	$17,293,003	$(723,277)

At December 31, 2009, the investment portfolio included 340 securities. Of this number, 126 securities have current unrealized losses with aggregate depreciation of 1% from the amortized cost basis. Nine of these securities have had unrealized losses for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company does not intend to sell these securities and/or it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At December 31, 2009 and 2008, the Company’s equity securities represent less than 1% of the total portfolio.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 4. Investment Securities (Continued)
The Company has not recognized other-than-temporary impairment on any debt securities for the years ended December 31, 2009 and 2008.
For the year ended December 31, 2009, the Company’s evaluation determined that 11 publicly-traded equity securities experienced declines in fair value that were other-than-temporary. As a result, the Company wrote down the value of these securities and recognized losses in the amount of $206,369. For the year ended December 31, 2008, the Company did not recognize other-than-temporary impairment on any equity securities.
All sales of securities, as applicable, for the years ended December 31, 2009, 2008 and 2007, respectively, were from securities identified as available for sale. Information on proceeds received, as well as the gains and losses from the sale of those securities is as follows:

	2009	2008	2007

Proceeds from sales of securities	$25,966,885	$285,000	$—
Gross gains from sales of securities	1,488,391	199,500	—
Gross losses from sales of securities	—	—	—
The amortized cost and fair value of securities as of December 31, 2009 by contractual maturity are shown below. Expected maturities of residential mortgage-backed securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.

	Amortized
	Cost	Fair Value
Securities held to maturity:
Due in one year or less	$50,000	$50,000
Due after one year through five years	250,000	250,000
Due after five years	50,000	50,000

	$350,000	$350,000

Securities available for sale:
Due in one year or less	$15,598,658	$15,751,625
Due after one year through five years	156,281,061	156,978,458
Due after five years	195,949,503	195,243,357

	$367,829,222	$367,973,440
Residential mortgage-backed securities	481,460	496,307
Other securities	1,641,759	1,700,712

	$369,952,441	$370,170,459

As of December 31, 2009 and 2008, investment securities with a carrying value of $365,266,357 and $251,710,014, respectively, were pledged on securities sold under agreements to repurchase and for other purposes as required or permitted by law.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5. Loans/Leases Receivable
The composition of the loan/lease portfolio as of December 31, 2009 and 2008 is presented as follows:

	2009	2008

Real estate loans held for sale — residential mortgage	$6,135,130	$7,377,648

Real estate loans — residential mortgage	61,560,878	69,465,924
Real estate loans — construction	2,912,123	2,385,187
Commercial and industrial loans	441,535,998	439,116,945
Commercial real estate loans	556,006,759	526,668,290
Direct financing leases	90,058,839	79,408,464
Installment and other consumer loans	84,270,687	88,540,397

	1,242,480,414	1,212,962,855
Plus deferred loan/lease orgination costs, net of fees	1,839,152	1,726,777

	1,244,319,566	1,214,689,632
Less allowance for estimated losses on loans/leases	(22,504,734)	(17,809,170)

	$1,221,814,832	$1,196,880,462

Loans/leases on nonaccrual status amounted to $28,741,799 and $20,828,126 as of December 31, 2009 and 2008, respectively.
Changes in the allowance for estimated losses on loans/leases for the years ended December 31, 2009, 2008, and 2007 are presented as follows:

	2009	2008	2007

Balance, beginning	$17,809,170	$11,315,253	$10,612,082
Provisions charged to expense	16,975,517	9,221,670	2,335,518
Loans/leases charged off	(14,007,019)	(3,684,889)	(2,224,093)
Recoveries on loans/leases previously charged off	1,727,066	957,136	591,746

Balance, ending	$22,504,734	$17,809,170	$11,315,253

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5. Loans/Leases Receivable (Continued)
Loans/leases considered to be impaired as of December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Impaired loans/leases for which an allowance has been provided	$21,874,214	$15,768,281	$5,058,107

Allowance provided for impaired loans/leases, included in the allowance for estimated losses on loans/leases	$5,549,444	$5,291,743	$1,507,674

Impaired loans/leases for which no allowance has been provided	$4,052,593	$2,517,574	$164,330

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.
As explained in Note 1, a loan/lease is considered impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower/lessee in accordance with the contractual terms of the loan/lease. Impaired loans/leases include nonperforming commercial loans/leases but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.
Included in impaired loans are troubled debt restructurings totaling $1,201,330 at December 31, 2009. There were no troubled debt restructurings at December 31, 2008 and 2007.
The following summarizes additional information regarding impaired loans/leases:

	2009	2008	2007

Average recorded investment in impaired loans/leases for the years ended	$24,185,391	$9,110,972	$5,821,901

Interest income on impaired loans/leases recognized for the years ended	$124,499	$11,230	$215,754

Interest income on impaired loans/leases recognized for cash payments received for the years ended	$124,499	$11,230	$215,754

Loans past due 90 days or more and still accruing interest as of December 31,	$88,563	$221,749	$499,546

There were no direct financing leases which were past due 90 days or more and still accruing interest as of December 31, 2009.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5. Loans/Leases Receivable (Continued)
Loans are made in the normal course of business to directors, executive officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate committed amount of loans greater than or equal to $60,000 during the years ended December 31, 2009, 2008, and 2007, was as follows:

	2009	2008	2007

Balance, beginning	$26,400,842	$21,327,609	$18,404,968
Net (decrease) increase due to change in related parties	(47,727)	(3,798,611)	7,517,875
Advances	5,451,123	20,948,422	5,118,811
Repayments	(6,271,816)	(12,076,578)	(9,714,045)

Balance, ending	$25,532,422	$26,400,842	$21,327,609

The Company’s loan portfolio includes a geographic concentration in the Midwest. Additionally, the loan portfolio includes a concentration of loans in certain industries as of December 31, 2009 as follows:

Industry Name	Balance

Lessors of Non-Residential Buildings & Dwellings	$184,501,663
Lessors of Residential Buildings & Dwellings	60,344,245
Land Subdivision	45,226,759
Note 6. Premises and Equipment
The following summarizes the components of premises and equipment as of December 31, 2009 and 2008:

	2009	2008

Land	$5,525,022	$5,525,022
Buildings (useful lives 15 to 50 years)	26,384,243	25,127,523
Furniture and equipment (useful lives 3 to 10 years)	17,959,643	16,460,090

	49,868,908	47,112,635
Less accumulated depreciation	18,414,015	15,723,368

	$31,454,893	$31,389,267

Certain facilities are leased under operating leases. Rental expense, including common area maintenance, was $458,778, $510,308, and $451,324, for the years ended December 31, 2009, 2008, and 2007, respectively.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 6. Premises and Equipment (Continued)
Future minimum rental commitments, excluding common area maintenance, under noncancelable leases are as follows as of December 31, 2009:

Year ending December 31:
2010	$381,129
2011	326,966
2012	327,811
2013	328,672
2014	306,921
Thereafter	673,791

$2,345,290

Note 7. Deposits
The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000, was $327,780,800 and $347,631,421 as of December 31, 2009 and 2008, respectively.
As of December 31, 2009, the scheduled maturities of certificates of deposit were as follows:

Year ending December 31:
2010	$360,284,108
2011	72,446,670
2012	12,802,858
2013	3,695,827
2014	3,897,868

$453,127,331

Note 8. Short-Term Borrowings
Short-term borrowings as of December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Overnight repurchase agreements with customers	$94,089,571	$68,106,950
Federal funds purchased	56,810,000	33,350,000

	$150,899,571	$101,456,950

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8. Short-Term Borrowings (Continued)
Information concerning overnight repurchase agreements with customers is summarized as follows as of December 31, 2009 and 2008:

	2009	2008

Average daily balance during the period	$95,831,160	$74,463,649
Average daily interest rate during the period	0.62%	1.54%
Maximum month-end balance during the period	$128,943,849	$86,536,776
Weighted average rate as of end of period	0.67%	1.35%

Securities underlying the agreements as of end of period:
Carrying value	$158,514,084	$96,137,434
Fair value	158,514,084	96,137,434
The securities underlying the agreements as of December 31, 2009 and 2008 were under the Company’s control in safekeeping at third-party financial institutions.
Information concerning federal funds purchased is summarized as follows as of December 31, 2009 and 2008:

	2009	2008

Average daily balance during the period	$17,754,319	$82,909,624
Average daily interest rate during the period	0.41%	2.24%
Maximum month-end balance during the period	$57,150,000	$144,940,000
Weighted average rate as of end of period	0.35%	2.41%

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9. Federal Home Loan Bank Advances
The subsidiary banks are members of the Federal Home Loan Bank (FHLB) of Des Moines or Chicago. As of December 31, 2009 and 2008, the subsidiary banks held $11,813,100 and $11,796,100, respectively, of FHLB stock, which is included in other assets on the consolidated balance sheet. Maturity and interest rate information on advances from FHLB as of December 31, 2009 and 2008 is as follows:

	December 31, 2009
		Weighted
		Average
		Interest Rate
	Amount Due	at Year-End
Maturity:
Year ending December 31:
2010	$8,100,000	5.16%
2011	14,000,000	3.85
2012	49,750,000	4.43
2013	14,000,000	3.22
2014	1,500,000	2.83
Thereafter	128,500,000	4.11

Total FHLB advances	$215,850,000	4.14

Of the advances outstanding, $183,500,000 have options which allow the FHLB, at its discretion, to terminate the advances and require the subsidiary banks to repay at predetermined dates prior to the stated maturity date of the advances.

	December 31, 2008
		Weighted
		Average
		Interest Rate
	Amount Due	at Year-End
Maturity:
Year ending December 31:
2009	$14,345,000	4.04%
2010	8,100,000	5.16
2011	9,000,000	5.08
2012	44,750,000	4.68
2013	14,000,000	2.72
Thereafter	128,500,000	4.11

Total FHLB advances	$218,695,000	4.24

Advances are collateralized by securities with a carrying value of $41,955,829 and $36,523,795 as of December 31, 2009 and 2008, respectively, and by loans pledged of $399,879,863 and $399,511,033, respectively, in aggregate. On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10. Other Borrowings and Unused Lines of Credit
Other borrowings as of December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Wholesale repurchase agreements	$135,000,000	$70,000,000
364-day revolving note	5,000,000	5,000,000
Other	59,841	582,634

	$140,059,841	$75,582,634

Maturity and interest rate information concerning wholesale repurchase agreements is summarized as follows:

	December 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Year-End	Amount Due	at Year-End
Maturity:
Year ending December 31:
2011	$5,000,000	3.40%	$5,000,000	3.40%
2012	40,000,000	4.47	40,000,000	4.47
Thereafter	90,000,000	3.76	25,000,000	3.54

	$135,000,000	3.96	$70,000,000	4.06

Each wholesale repurchase agreement has a one-time put option, at the discretion of the counterparty, to terminate the agreement and require the subsidiary bank to repay at predetermined dates prior to the stated maturity date of the agreement.
As of December 31, 2009 and 2008, embedded within $65,000,000 and $30,000,000, respectively, of the wholesale repurchase agreements are interest rate cap options with varying terms. The interest rate cap options are effected when the 3-month LIBOR rate increases to certain levels. If that situation occurs, the rate paid will be decreased by the difference between the 3-month LIBOR rate and the particular cap level. In no case will the rate paid fall below 0.00%.
At December 31, 2008, the Company had a single $25,000,000 unsecured revolving credit note which matures every 364 days. At December 31, 2008, the note carried a balance outstanding of $5,000,000. Interest was payable monthly at the effective Federal Funds rate plus 1.25% per annum, as defined by the credit agreement. As of December 31, 2008, the interest rate on the note was 1.34%. The note renewed on April 3, 2009, and the amount of credit was reduced from $25,000,000 down to $20,000,000 and is now secured with a new maturity date of April 2, 2010. At December 31, 2009, the note carried a balance outstanding of $5,000,000. Interest is payable monthly at the effective LIBOR rate plus 2.50% per annum, as defined in the credit agreement. As of December 31, 2009, the interest rate on the note was 2.74%.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10. Other Borrowings and Unused Lines of Credit (Continued)
The current revolving note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios. As of December 31, 2009, the Company was in violation of one of the operating covenants. The Company has received a formal waiver of the covenant violation. The Company fully expects to renew the note upon maturity in April 2010, including modification of the covenant for future periods. The Company anticipates it will be in compliance with the revised covenants. The Company has the full ability to borrow on the revolving credit note.
Unused lines of credit of the subsidiary banks as of December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Secured	$26,640,499	$27,695,251
Unsecured	108,500,000	141,500,000

	$135,140,499	$169,195,251

The Company pledges the eligible portion of its municipal securities portfolio and select commercial real estate loans to the Federal Reserve Bank of Chicago for borrowing at the Discount Window.
Note 11. Junior Subordinated Debentures
Junior subordinated debentures are summarized as of December 31, 2009 and 2008 as follows:

	2009	2008

Note Payable to Trust II	$12,372,000	$12,372,000
Note Payable to Trust III	8,248,000	8,248,000
Note Payable to Trust IV	5,155,000	5,155,000
Note Payable to Trust V	10,310,000	10,310,000

	$36,085,000	$36,085,000

A schedule of the Company’s trust preferred offerings outstanding as of December 31, 2009 and 2008, is as follows:

				Interest	Interest
				Rate as	Rate as
				of	of
Name	Date Issued	Amount Issued	Interest Rate	12/31/09	12/31/08

QCR Holdings Statutory Trust II	February 2004	$12,372,000	6.93%*	6.93%	6.93%

QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.10%	6.61%

QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.08%	6.62%

QCR Holdings Statutory Trust V	February 2006	10,310,000	6.62%**	6.62%	6.62%

*	Rate is fixed until March 31, 2011, then becomes variable based on 3-month LIBOR plus 2.85%, reset quarterly.

**	Rate is fixed until April 7, 2011, then becomes variable based on 3-month LIBOR plus 1.55%, reset quarterly.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11. Junior Subordinated Debentures (Continued)
Securities issued by Trust II mature in thirty years, but are callable at par anytime after seven years from issuance. Securities issued by Trust III, Trust IV, and Trust V mature in thirty years, but are callable at par anytime after five years from issuance.
Note 12. Preferred Stock
Series B Non-Cumulative Perpetual Preferred stock: The 268 shares of Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) have a stated dividend rate of 8.00%. Dividends are not accrued and are payable only if declared and no dividends may be declared on the Company’s common stock unless and until dividends have been declared on the outstanding shares of Series B Preferred Stock. The Company has the right at any time after the first anniversary of the issuance of the shares of Series B Preferred Stock, subject to all required regulatory approvals, to redeem all, but not less than all, of the shares then outstanding. Any such redemption shall be made by the Company upon at least 30 days’ prior written notice. The shares can be redeemed for an amount per share in cash which is equal to: (i) the sum of (A) $50,000; plus (B) a premium in the amount of $4,000 multiplied by a fraction the numerator of which is the total number of calendar days the shares being redeemed have been outstanding and the denominator of which is 365; but (ii) less the aggregate amount of any dividends that have been paid on the shares. The Series B Preferred Stock was not registered under the Securities Act of 1933 (the “Act”) and was issued pursuant to an exemption from registration under Regulation D of the rules promulgated under the Act.
Series C Non-Cumulative Perpetual Preferred stock: The 300 shares of Series C Non-Cumulative Perpetual Preferred Stock (“Series C Preferred Stock”) have a stated dividend rate of 9.50%. Dividends are not accrued and are payable only if declared and no dividends may be declared on the Company’s common stock unless and until dividends have been declared on the outstanding shares of Series C Preferred Stock. The Company has the right at any time after the first anniversary of the issuance of the shares of Series C Preferred Stock, subject to all required regulatory approvals, to redeem all, but not less than all, of the shares then outstanding. Any such redemption shall be made by the Company upon at least 30 days’ prior written notice. The shares shall be redeemed for an amount per share in cash which is equal to: (i) the sum of (A) $25,000; plus (B) a premium in the amount of $2,375 multiplied by a fraction the numerator of which is the total number of calendar days the shares being redeemed have been outstanding and the denominator of which is 365; but (ii) less the aggregate amount of any dividends that have been paid on the shares. The Series C Preferred Stock was not registered under the Act and was issued pursuant to an exemption from registration under Regulation D of the rules promulgated under the Act.
Series D Cumulative Perpetual Preferred Stock and Common Stock Warrant: On February 13, 2009, the Company issued 38,237 shares of Series D Cumulative Perpetual Preferred Stock (“Series D Preferred Stock”) to the U.S. Department of the Treasury (“Treasury”) for an aggregate purchase price of $38,237,000. The sale of Series D Preferred Stock was a result of the Company’s participation in Treasury’s voluntary Capital Purchase Program (“CPP”). This sale also included the issuance of a warrant (“Warrant”) that allows Treasury to purchase up to 521,888 shares of common stock at an exercise price of $10.99.
The Series D Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series D Preferred Stock may be redeemed by the Company at any time, provided that the Company redeems at least 25 percent of the aggregate issue price of the Series D Preferred Stock. Any redemption of the Series D Preferred Stock will be at the per share liquidation amount of $1,000 per share, plus any accrued and unpaid dividends.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12. Preferred Stock (Continued)
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
The Series D Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Act. Upon the request of Treasury at any time, the Company has agreed to promptly enter into a deposit arrangement pursuant to which the Series D Preferred Stock may be deposited and depositary shares representing fractional shares of Series D Preferred Stock, may be issued. The Company has agreed to register the Warrant and the shares of Common Stock underlying the Warrant. Additionally, the Company has also agreed to register the shares of Series D Preferred Stock upon the written request of Treasury.
Treasury has the ability to unilaterally amend the CPP documents at any time to comply with changes in the law, and as a result, the terms of the CPP could change.
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law, which contains provisions that significantly impact CPP recipients both retroactively and prospectively. Restrictions on repayment, including the Tier 1 qualified capital raise requirement, have been removed allowing institutions to repay the CPP funds, in whole or in part, upon consultation and approval from the Company’s primary federal banking regulator. If the Treasury is repaid, it will liquidate the warrant it holds at the fair market value. ARRA has also imposed more strict compensation limitations and expands the number of executives covered based upon the amount of CPP funds received. These provisions will apply to existing and future CPP recipients for periods the CPP capital is outstanding.
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

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 13. Federal and State Income Taxes
Federal and state income tax expense from continuing operations was comprised of the following components for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007

Current	$604,233	$3,552,436	$2,421,028
Deferred	(356,893)	(1,816,719)	472,393

	$247,340	$1,735,717	$2,893,421

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of operations was as follows for the years ended December 31, 2009, 2008, and 2007:

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2009		2008		2007
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Computed “expected” tax expense	$803,660	35.0%	$2,449,573	35.0%	$3,423,524	35.0%
Effect of graduated tax rates interest	(22,962)	(1.0)	(69,988)	(1.0)	(97,815)	(1.0)
Tax exempt income, net	(589,224)	(25.7)	(583,414)	(8.4)	(469,557)	(4.8)
Bank-owned life insurance	(421,618)	(18.4)	(344,724)	(4.9)	(286,618)	(2.9)
State income taxes, net of federal benefit, current year	229,531	10.0	315,475	4.5	359,374	3.7
Change in unrecognized tax benefits	290,454	12.7	144,293	2.1	228,009	2.3
Noncontrolling interests	(94,154)	(4.1)	(98,068)	(1.4)	(131,849)	(1.3)
Other	51,653	2.3	(77,430)	(1.1)	(131,647)	(1.3)

	$247,340	10.8%	$1,735,717	24.8%	$2,893,421	29.7%

Changes in the unrecognized tax benefits included in liabilities is as follows for the years ended December 31, 2009 and 2008:

	2009	2008

Balance, beginning	$1,053,951	$817,972
Impact of tax positions taken during current year	403,550	314,590
Gross decrease related to tax positions of prior years	(9,700)	—
Gross increase related to tax positions of prior years	75,272	102,602
Reduction as a result of a lapse of the applicable statute of limitations	(302,592)	(181,213)

Balance, ending	$1,220,481	$1,053,951

Included in the unrecognized tax benefits liability at December 31, 2009 are potential benefits of approximately $1,100,000 that, if recognized, would affect the effective tax rate.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 13. Federal and State Income Taxes (Continued)
The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At December 31, 2009 and 2008, accrued interest on uncertain tax positions was approximately $217,000 and $227,000, respectively. Estimated interest related to the underpayment of income taxes is classified as a component of income tax expense in the statements of operations and totaled $(10,000) and $88,000 for the twelve months ended December 31, 2009 and 2008, respectively.
The Company’s federal income tax returns are open and subject to examination from the 2006 tax return year and forward. Various state franchise and income tax returns are generally open from the 2005 and later tax return years based on individual state statute of limitations.
The net deferred tax assets included with other assets on the consolidated balance sheets consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Compensation	$3,618,967	$2,890,639
Loan/lease losses	7,584,167	6,042,711
Deferred loan origination fees, net	136,134	49,803
Other	173,401	122,342

	11,512,669	9,105,495

Deferred tax liabilities:
Net unrealized gains on securities available for sale	82,410	1,824,867
Premises and equipment	5,601,881	3,707,863
Investment accretion	42,939	43,960
Other	374,159	216,875

	6,101,389	5,793,565

Net deferred tax asset	$5,411,280	$3,311,930

The change in deferred income taxes was reflected in the consolidated financial statements as follows for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007

Provision for income taxes	$(356,893)	$(1,816,719)	$472,393
Statement of stockholders’ equity- accumulated other comprehensive income, unrealized gains (losses) on securities available for sale, net	(1,742,457)	84,221	1,735,995

	$(2,099,350)	$(1,732,498)	$2,208,388

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14. Employee Benefit Plans
The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee’s compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. Company contributions for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007

Matching contribution	$958,902	$965,009	$719,529
Discretionary contribution	22,212	77,000	101,900

	$981,114	$1,042,009	$821,429

The Company has entered into nonqualified supplemental executive retirement plans (SERPs) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified plans. During the years ended December 31, 2009, 2008, and 2007, the Company expensed $340,608, $874,240, and $594,794, respectively, related to these plans. As of December 31, 2009 and 2008, the liability related to the SERPs was $2,516,694 and $2,293,086, respectively. Payments in the amount of $117,000 and $19,500 were made in 2009 and 2008, respectively.
The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution varies by officer and is a maximum of between $10,000 and $20,000 annually. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate subject to a minimum of 6% and a maximum of 12% with such limits differing by officer. The Company has also entered into deferred compensation agreements with certain management officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution differs by officer and is a maximum between 4% and 10% of officer’s compensation. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate plus one percentage point, and has a minimum of 4% and shall not exceed 8%. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. As of December 31, 2009 and 2008 the liability related to the agreements totals $2,734,989 and $2,931,741, respectively.
Changes in the deferred compensation agreements included in liabilities is as follows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Balance, beginning	$2,931,741	$2,088,665	$1,454,436
Company expense	474,431	496,043	411,615
Employee deferrals	355,887	350,746	226,327
Cash payments made	(1,027,070)	(3,713)	(3,713)

Balance, ending	$2,734,989	$2,931,741	$2,088,665

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 15. Stock-Based Compensation
Stock-based compensation expense was reflected in the consolidated financial statements as follows for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007

Stock option and incentive plans	$562,063	$426,765	$295,763
Stock purchase plan	47,650	48,355	48,033
Stock appreciation rights	(96,750)	(176,199)	(322,448)

	$512,963	$298,921	$21,348

Stock option and incentive plans:
The Company’s Board of Directors and its stockholders adopted in June 1993 the QCR Holdings, Inc. Stock Option Plan (Stock Option Plan). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of incentive stock options or nonqualified stock options granted under the Stock Option Plan. All of the options have been granted under this plan, and on June 30, 2003, the plan expired. The Company’s Board of Directors adopted in November 1996 the QCR Holdings, Inc. 1997 Stock Incentive Plan (1997 Stock Incentive Plan). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 1997 Stock Incentive Plan. As of December 31, 2006, there are no remaining options available for grant under this plan. The Company’s Board of Directors adopted in January 2004, and the stockholders approved in May 2004, the QCR Holdings, Inc. 2004 Stock Incentive Plan (2004 Stock Incentive Plan). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 2004 Stock Incentive Plan. As of December 31, 2009, there are no remaining options available for grant under this plan. The Company’s Board of Directors adopted in January 2008, and the stockholders approved in May 2008, the QCR Holdings, Inc. 2008 Equity Incentive Plan (2008 Equity Incentive Plan). Up to 250,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 2008 Equity Incentive Plan. As of December 31, 2009, there are 115,858 remaining options available for grant under this plan. The Stock Option Plan, the 1997 Stock Incentive Plan, and the 2004 Stock Incentive Plan (stock option plans) are administered by the Compensation Committee appointed by the Board of Directors (Committee).
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
Notes to Consolidated Financial Statements
Note 15. Stock-Based Compensation (Continued)
A summary of the stock option plans as of December 31, 2009, 2008, and 2007 and changes during the years then ended is presented below:

	December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning	408,465	$15.38	332,077	$15.25	281,594	$14.43
Granted	75,740	9.21	100,245	15.59	74,650	16.67
Exercised	—	—	(7,305)	14.93	(19,069)	16.57
Forfeited	(9,789)	13.24	(16,552)	15.38	(5,098)	13.98

Outstanding, ending	474,416	14.44	408,465	15.38	332,077	15.25

Exercisable, ending	285,293		212,463		186,939

Weighted average fair value per option of options granted during the period	$2.71		$5.05		$5.80
A further summary of options outstanding as of December 31, 2009 is presented below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$6.90	12,870	1.50	$6.90	12,870	$6.90
$7.00 to $7.13	33,650	1.26	7.01	33,650	7.01
$7.45 to $8.89	23,850	3.23	8.54	16,350	8.54
$9.30 to $11.64	98,076	6.84	10.35	30,186	10.35
$13.25 to $16.85	158,665	7.70	15.80	62,641	15.19
$17.00 to $18.60	50,420	5.75	18.06	43,841	18.25
$18.67 to $20.90	67,885	5.17	19.48	61,495	19.51
$21.00 to $22.00	29,000	5.17	21.28	24,260	21.28

	474,416			285,293

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 15. Stock-Based Compensation (Continued)
Stock purchase plan:
The Company’s Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of January 1, 2009, there were 59,139 shares of common stock available for issuance under the Purchase Plan. For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 90% of the fair market value at the date of the grant or the investment date. The investment date, as established by the Board of Directors of the Company, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in an offering period is $7,500. Additionally, the maximum percentage that any one participant can elect to contribute is 8% of his or her compensation for the years ended December 31, 2009 and 2008. During the year ended December 31, 2009, 29,024 shares were granted and 28,575 purchased. Shares granted during the year ended December 31, 2009 had a weighted average fair value of $1.64 per share.
Stock appreciation rights:
The 1997 Stock Incentive Plan and 2004 Stock Incentive Plan allow the granting of stock appreciation rights (SARs). SARs are rights entitling the grantee to receive cash equal to the fair market value of the appreciation in the market value of a stated number of shares from the date of grant. Like options, the number and exercise price of SARs granted is determined by the Committee. The SARs vest 20% per year, and the term of the SARs may not exceed 10 years from the date of the grant. As of December 31, 2009, 2008, and 2007 there were 52,800, 57,600, and 86,325 SARs, respectively, outstanding and exercisable. As of December 31, 2009 and 2008 the liability related to the SARs totals $97,538 and $194,288, respectively. Payments made on SARs were $0, $58,500, and $74,318 during the years ended December 31, 2009, 2008 and 2007, respectively.
A further summary of SARs is presented below:

		December 31, 2009		Liability Recorded for SARs
Grant	Expiration	SARs	SARs	December 31,
Date Price	Date	Outstanding	Exercisable	2009	2008

$6.90	6/29/11	28,350	28,350	$72,860	$126,442
$7.00	4/10/11	9,000	9,000	20,970	35,820
$10.75	6/30/10	15,450	15,450	3,708	27,192
$11.83	6/30/09	—	—	—	4,496
$12.17	4/14/09	—	—	—	338

		52,800	52,800	$97,538	$194,288

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 16. Regulatory Capital Requirements and Restrictions on Dividends
The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.
As of December 31, 2009, the most recent notification from the FDIC categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the subsidiary banks’ categories. The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2009 and 2008 are also presented in the table (dollars in thousands).

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Company:
Total risk-based capital	$174,696	12.52%	$111,668	> 8.0%	N/A	N/A
Tier 1 risk-based capital	155,464	11.14%	55,834	> 4.0	N/A	N/A
Leverage ratio	155,464	8.73%	71,212	> 4.0	N/A	N/A
Quad City Bank & Trust:
Total risk-based capital	$94,957	12.26%	$61,973	> 8.0%	$77,466	> 10.00%
Tier 1 risk-based capital	85,250	11.00%	30,987	> 4.0	46,480	> 6.00%
Leverage ratio	85,250	8.55%	39,891	> 4.0	49,864	> 5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$53,179	13.14%	$32,386	> 8.0%	$40,483	> 10.00%
Tier 1 risk-based capital	48,092	11.88%	16,193	> 4.0	24,290	> 6.00%
Leverage ratio	48,092	8.93%	21,552	> 4.0	26,940	> 5.00%
Rockford Bank & Trust:
Total risk-based capital	$30,402	13.92%	$17,470	> 8.0%	$21,838	> 10.00%
Tier 1 risk-based capital	27,660	12.67%	8,735	> 4.0	13,103	> 6.00%
Leverage ratio	27,660	10.56%	10,475	> 4.0	13,094	> 5.00%

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 16. Regulatory Capital Requirements and Restrictions on Dividends (Continued)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Company:
Total risk-based capital	$138,008	10.39%	$106,283	> 8.0%	N/A	N/A
Tier 1 risk-based capital	111,121	8.36%	53,141	> 4.0%	N/A	N/A
Leverage ratio	111,121	6.67%	66,610	> 4.0%	N/A	N/A
Quad City Bank & Trust:
Total risk-based capital	$79,438	10.72%	$59,273	> 8.0%	$74,091	> 10.00%
Tier 1 risk-based capital	70,313	9.49%	29,636	> 4.0%	44,455	> 6.00%
Leverage ratio	70,313	7.88%	35,695	> 4.0%	44,618	> 5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$40,575	10.52%	$30,854	> 8.0%	$38,567	> 10.00%
Tier 1 risk-based capital	35,752	9.27%	15,427	> 4.0%	23,140	> 6.00%
Leverage ratio	35,752	7.85%	18,212	> 4.0%	22,765	> 5.00%
Rockford Bank & Trust:
Total risk-based capital	$21,483	10.63%	$16,162	> 8.0%	$20,202	> 10.00%
Tier 1 risk-based capital	18,943	9.38%	8,081	> 4.0%	12,121	> 6.00%
Leverage ratio	18,943	8.65%	8,755	> 4.0%	10,944	> 5.00%
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
The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in four private placements. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its capital stock. Additionally, the Company has issued shares of non-cumulative perpetual preferred stock and under the terms of this preferred stock, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.
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

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 17. Earnings Per Common Share
The following information was used in the computation of basic and diluted earnings per common share for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007

Amounts attributable to QCR Holdings, Inc.:
Income from continuing operations	1,771,908	4,974,627	6,500,285
Income (loss) from discontinued operations	—	1,734,231	(722,808)

Net income	1,771,908	6,708,858	5,777,477

Less: preferred stock dividends and discount accretion	3,843,924	1,784,500	1,072,000

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$(2,072,016)	$4,924,358	$4,705,477

Basic earnings (loss) per common share:
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	(0.46)	0.69	1.19
Income (loss) from discontinued operations attributable to QCR Holdings, Inc.	—	0.38	(0.16)

Net income (loss) attributable to QCR Holdings, Inc.	$(0.46)	$1.07	$1.03

Diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	(0.46)	0.69	1.18
Income (loss) from discontinued operations attributable to QCR Holdings, Inc.	—	0.37	(0.16)

Net income (loss) attributable to QCR Holdings, Inc.	$(0.46)	$1.06	$1.02

Weighted average common shares outstanding	4,540,792	4,617,057	4,581,919
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan*	— **	17,480	17,649

Weighted average common and common equivalent shares outstanding	4,540,792 **	4,634,537	4,599,568

*	Excludes anti-dilutive shares of 391,843, and 213,900 at December 31, 2008 and 2007, respectively.

**	In accordance with U.S. GAAP, the common equivalent shares are not considered in the calculation of diluted earnings per share as the numerator is a net loss.
Note 18. Commitments and Contingencies
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
Notes to Consolidated Financial Statements
Note 18. Commitments and Contingencies (Continued)
Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer. At December 31, 2009 and 2008 no amounts have been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.
As of December 31, 2009 and 2008, commitments to extend credit aggregated $476,519,000 and $494,845,000, respectively. As of December 31, 2009 and 2008, standby letters of credit aggregated $17,836,000 and $15,167,000, respectively. Management does not expect that all of these commitments will be funded.
The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $6,135,130 and $7,377,648 as of December 31, 2009 and 2008, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as, breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $71,379,478 and $44,475,340 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2009 and 2008, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2009, and 2007. Quad City Bank & Trust repurchased one loan from a secondary market investor under the terms of the loan sale agreement during the year ended December 31, 2008. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.
Aside from cash on-hand and in-vault, the majority of the Company’s cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $11,810,563 and $4,880,000 as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, some of the Company’s upstream correspondent banks are participants in the FDIC’s Temporary Liquidity Guarantee Program; as a result, the cash maintained in non-interest bearing deposits at these insured institutions were fully insured. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.
In an arrangement with Goldman Sachs and Company (Goldman Sachs), certain of the Company’s subsidiary banks offer a cash management program for select customers. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund distributed by Goldman Sachs. At December 31, 2009 and 2008, the Company had $127,969,621 and $75,142,189, respectively of customer funds invested in this cash management program.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 18. Commitments and Contingencies (Continued)
During 2009, the Company had contingent liabilities relating to a commercial lending relationship totaling $2,492,731. Resolution of the contingency occurred in 2009 and the contingent liabilities were reversed. As a result, the Company recognized interest income of $1,272,966 for cash interest payments previously received and reserved. Additionally, the Company reduced its allowance for estimated losses on loans/leases by $1,000,000. Lastly, the Company recognized non-interest income of $219,765 for reimbursement of various loan-related costs that were previously expensed and reserved.
Note 19. Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2009
	March	June	September	December
	2009	2009	2009	2009

Total interest income	$20,770,111	$21,036,003	$22,453,878	$21,048,085
Total interest expense	9,026,086	9,016,793	8,701,139	8,205,148

Net interest income	11,744,025	12,019,210	13,752,739	12,842,937
Provision for loan/lease losses	4,358,543	4,875,745	3,526,892	4,214,337
Noninterest income	3,654,770	3,688,426	4,235,792	4,064,446
Noninterest expense	11,098,144	12,422,562	12,273,301	10,936,650

Income (loss) from continuing operations before taxes	(57,892)	(1,590,671)	2,188,338	1,756,396
Federal and state income tax expense (benefit)	(293,682)	(831,159)	563,399	808,782

Income (loss) from continuing operations	235,790	(759,512)	1,624,939	947,614
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income (loss)	$235,790	$(759,512)	$1,624,939	$947,614

Less net income (loss) attributable to noncontrolling interests	151,446	60,932	35,919	28,626

Net income (loss) attributable to QCR Holdings, Inc.	$84,344	$(820,444)	$1,589,020	$918,988

Basic earnings (loss) per common share:
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	(0.14)	(0.42)	0.12	(0.02)
Income (loss) from discontinued operations attributable to QCR Holdings, Inc.	—	—	—	—

Net income (loss) attributable to QCR Holdings, Inc.	$(0.14)	$(0.42)	$0.12	$(0.02)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	(0.14)	(0.42)	0.12	(0.02)
Income (loss) from discontinued operations attributable to QCR Holdings, Inc.	—	—	—	—

Net income (loss) attributable to QCR Holdings, Inc.	$(0.14)	$(0.42)	$0.12	$(0.02)

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 19. Quarterly Results of Operations (Unaudited) (Continued)

	Year Ended December 31, 2008
	March	June	September	December
	2008	2008	2008	2008

Total interest income	$21,057,375	$20,805,147	$21,347,914	$21,441,410
Total interest expense	11,124,682	9,808,829	9,800,026	9,790,399

Net interest income	9,932,693	10,996,318	11,547,888	11,651,011
Provision for loan/lease losses	984,240	1,355,343	2,154,061	4,728,026
Noninterest income	3,617,958	3,849,399	3,504,363	3,454,509
Noninterest expense	10,068,636	10,487,588	10,576,283	11,201,182

Income (loss) from continuing operations before taxes	2,497,775	3,002,786	2,321,907	(823,688)
Federal and state income tax expense (benefit)	668,022	873,178	613,372	(418,855)

Income (loss) from continuing operations	1,829,753	2,129,608	1,708,535	(404,833)
Income (loss) from discontinued operations, net of taxes	(1,002,917)	(228,884)	2,690,333	275,699

Net income (loss)	$826,836	$1,900,724	$4,398,868	$(129,134)

Less net income (loss) attributable to noncontrolling interests	140,392	128,435	93,386	(73,777)

Net income (loss) attributable to QCR Holdings, Inc.	$686,444	$1,772,289	$4,305,482	$(55,357)

Basic earnings (loss) per common share:
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	0.27	0.34	0.25	(0.17)
Income (loss) from discontinued operations attributable to QCR Holdings, Inc.	(0.22)	(0.05)	0.58	0.06

Net income (loss) attributable to QCR Holdings, Inc.	$0.05	$0.29	$0.83	$(0.11)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	0.27	0.34	0.25	(0.17)
Income (loss) from discontinued operations attributable to QCR Holdings, Inc.	(0.22)	(0.05)	0.58	0.06

Net income (loss) attributable to QCR Holdings, Inc.	$0.05	$0.29	$0.83	$(0.11)

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 20. Parent Company Only Financial Statements
The following is condensed financial information of QCR Holdings, Inc. (parent company only):
Condensed Balance Sheets
December 31, 2009 and 2008

	2009	2008

Assets
Cash and due from banks	$2,903,876	$1,485,858
Interest-bearing deposits at financial institutions	181,009	179,061
Securities available for sale, at fair value	1,197,127	773,347
Investment in bank subsidiaries	163,065,573	130,718,800
Investment in nonbank subsidiaries	2,232,130	2,559,344
Other assets	2,499,664	2,510,193

Total assets	$172,079,379	$138,226,603

Liabilities and Stockholders’ Equity
Liabilities:
Other borrowings	$5,000,000	$5,000,000
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	7,099,133	6,504,730

Total liabilities	48,184,133	47,589,730

Stockholders’ Equity:
Preferred stock	38,805	568
Common stock	4,674,536	4,630,883
Additional paid-in capital	82,194,330	43,090,268
Retained earnings	38,458,477	40,893,304
Accumulated other comprehensive income	135,608	3,628,360
Treasury stock	(1,606,510)	(1,606,510)

Total stockholders’ equity	123,895,246	90,636,873

Total liabilities and stockholders’ equity	$172,079,379	$138,226,603

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 20. Parent Company Only Financial Statements (Continued)
Condensed Statements of Income
Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007

Total interest income	$34,285	$151,742	$218,795
Securities gains, net	—	199,500	—
Other-than-temporary impairment losses on securities	(206,369)	—	—
Equity in net income of bank subsidiaries related to continuing operations	6,921,939	9,323,385	9,892,911
Equity in net income (loss) of nonbank subsidiaries related to continuing operations	(282,712)	175,972	2,606
Equity in net income (loss) of subsidiaries related to discontinued operations	—	1,734,231	(722,808)
Other	254,375	2,038,767	465,330

Total income	6,721,518	13,623,597	9,856,834

Interest expense	2,303,020	2,703,617	3,347,664
Salaries and employee benefits related to continuing operations	3,572,419	3,527,004	1,417,738
Salaries and employee benefits related to discontinued operations*	—	1,280,449	—
Professional and data processing fees related to continuing operations	1,098,487	1,113,615	677,874
Professional and data processing fees related to discontinued operations	—	224,887	—
Other	504,750	505,608	433,934

Total expenses	7,478,676	9,355,180	5,877,210

Income before income tax benefit	(757,158)	4,268,417	3,979,624

Income tax benefit	2,529,066	2,440,441	1,797,853

Net income	$1,771,908	$6,708,858	$5,777,477

*	Consisted entirely of severance payments related to the sale of First Wisconsin Bank & Trust.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 20. Parent Company Only Financial Statements (Continued)
Condensed Statements of Cash Flows
Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$1,771,908	$6,708,858	$5,777,477
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of (less than) earnings of:
Bank subsidiaries	1,103,061	1,673,041	2,094,503
Nonbank subsidiaries	558,254	(62,744)	69,656
Depreciation	724	2,753	2,633
Gain on sale of other assets	—	—	(435,791)
Gain on sale of First Wisconsin Bank & Trust	—	(494,664)	—
Securities gains, net	—	(199,500)	—
Other-than-temporary impairment losses on securities	206,369	—	—
Stock-based compensation expense	609,713	475,120	343,796
(Increase) decrease in accrued interest receivable	(319,186)	35,787	142,974
(Increase) decrease in other assets	(318,419)	1,601,300	(3,314,476)
Increase in other liabilities	358,824	2,523,615	912,670

Net cash provided by operating activities	3,971,248	12,263,566	5,593,442

Cash Flows from Investing Activities:
Net increase in interest-bearing deposits at financial institutions	(1,948)	(8,916)	(11,226)
Purchase of securities available for sale	(221,365)	(16,939)	(24,857)
Proceeds from sale of securities	—	285,000	—
Proceeds from sale of other assets	—	—	500,000
Proceeds from sale of First Wisconsin Bank & Trust, net	—	13,324,553	—
Capital infusion, bank subsidiaries	(36,935,000)	(20,500,000)	(15,750,000)
Purchase of premises and equipment	—	(971)	(1,200)

Net cash used in investing activities	(37,158,313)	(6,917,273)	(15,287,283)

Cash Flows from Financing Activities:
Net increase (decrease) in other borrowings	—	(2,000,000)	3,500,000
Tax benefit of nonqualified stock options exercised	—	1,611	22,370
Payment of cash dividends on common and preferred stock	(3,595,221)	(1,974,870)	(1,334,012)
Proceeds from issuance of Series D Cumulative Perpetual Preferred Stock and common stock warrant, net	38,052,823	—	—
Proceeds from issuance of Series C Cumulative Perpetual Preferred Stock, net	—	—	7,273,579
Proceeds from issuance of common stock, net	226,441	329,302	421,533
Purchase of noncontrolling interests	(78,960)	—	—
Purchase of treasury stock	—	(1,606,510)	—

Net cash provided by (used in) financing activities	34,605,083	(5,250,467)	9,883,470

Net increase in cash and due from banks	1,418,018	95,826	189,629

Cash and due from banks:
Beginning	1,485,858	1,390,032	1,200,403

Ending	$2,903,876	$1,485,858	$1,390,032

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 21. Fair Value
The measurement of fair value under U.S. GAAP uses a hierarchy intended to maximize the use of observable inputs and this hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:
•	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;

•
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement
Assets measured at fair value on a recurring basis comprise the following at December 31, 2009 and 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2009:
Securities available for sale:
U.S. govt. sponsored agency securities	$345,024,448	$—	$345,024,448	$—
Residential mortgage-backed securities	496,307	—	496,307	—
Municipal securities	22,849,792	—	22,849,792	—
Trust preferred securities	99,200	—	99,200	—
Other securities	1,700,712	169,939	1,530,773	—

	$370,170,459	$169,939	$370,000,520	$—

December 31, 2008:
Securities available for sale:
U.S. Treasury securities	$4,389,545	$—	$4,389,545	$—
U.S. govt. sponsored agency securities	226,243,160	—	226,243,160	—
Residential mortgage-backed securities	807,139	—	807,139	—
Municipal securities	23,348,225	—	23,348,225	—
Trust preferred securities	165,000	—	165,000	—
Other securities	773,346	200,796	572,550	—

	$255,726,415	$200,796	$255,525,619	$—

A small portion of the securities available for sale portfolio consists of common stocks issued by various unrelated bank holding companies and mutual funds. The fair values used by the Company are obtained from an independent pricing service, which represent quoted market prices for the identical securities (Level 1 inputs).

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 21. Fair Value (Continued)
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
Certain assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
Assets measured at fair value on a non-recurring basis comprise the following at December 31, 2009 and 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2009:
Impaired loans/leases	$17,630,752	$—	$—	$17,630,752
Other real estate owned	10,029,281	—	—	10,029,281

	$27,660,032	$—	$—	$27,660,032

December 31, 2008:
Impaired loans/leases	$11,314,661	$—	$—	$11,314,661
Other real estate owned	4,165,077	—	—	4,165,077

	$15,479,738	$—	$—	$15,479,738

Impaired loans/leases are evaluated and valued at the time the loan/lease is identified as impaired, at the lower of cost or fair value and are classified as a Level 3 in the fair value hierarchy. Fair value is measured based on the value of the collateral securing these loans/leases. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Other real estate owned in the table above consists of property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the principal amount of loans outstanding, or the estimated fair value of the property, less disposal costs, and is classified as a Level 3 in the fair value hierarchy.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 21. Fair Value (Continued)
The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and due from banks	$35,878,046	$35,878,046	$33,464,074	$33,464,074
Federal funds sold	6,598,333	6,598,333	20,695,898	20,695,898
Interest-bearing deposits at financial institutions	29,329,413	29,329,413	2,113,904	2,113,904
Investment securities:
Held to maturity	350,000	350,000	350,000	350,000
Available for sale	370,170,459	370,170,459	255,726,415	255,726,415
Loans/leases receivable, net	1,221,814,832	1,222,885,000	1,196,880,462	1,189,382,000
Accrued interest receivable	7,565,513	7,565,513	7,835,835	7,835,835
Deposits	1,089,322,726	1,094,430,000	1,058,958,598	1,067,480,000
Short-term borrowings	150,899,571	150,899,571	101,456,950	101,456,950
Federal Home Loan Bank advances	215,850,000	229,927,000	218,695,000	235,309,000
Other borrowings	140,059,841	145,135,000	75,582,634	78,472,000
Accrued interest payable	2,951,419	2,951,419	4,539,122	4,539,122
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
Note 22. Business Segment Information
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
First Wisconsin Bank & Trust is accounted for as discontinued bank operations and has been properly excluded where appropriate. First Wisconsin Bank & Trust’s assets held for sale at December 31, 2007 are reported in the All Other segment.
The Company’s Credit Card Processing segment represents credit card processing for cardholders of the Company’s three subsidiary banks and agent banks.
As previously noted, the Company sold its merchant credit card acquiring business in 2008 and has accounted for it as discontinued operations. The related financial information has been properly excluded.
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
Notes to Consolidated Financial Statements
Note 22. Business Segment Information (Continued)
Selected financial information on the Company’s business segments, with all intercompany accounts and transactions eliminated, is presented as follows for the years ended December 31, 2009, 2008, and 2007:

	Commercial Banking
	Quad City	Cedar Rapids	Rockford	Credit Card	Trust		Intercompany	Consolidated
	Bank & Trust	Bank & Trust	Bank & Trust	Processing	Management	All other	Eliminations	Total

Twelve Months Ended December 31, 2009
Total revenue	$55,231,801	$29,104,664	$13,728,899	$344,850	$2,883,482	$43,155	$(385,340)	$100,951,511
Net interest income	31,120,897	15,258,341	6,403,407	132,573	—	(2,949,869)	393,562	50,358,911
Income from continuing operations attributable to QCR Holdings, Inc.	6,236,772	2,307,323	(2,218,988)	(386,655)	596,833	(4,633,185)	(130,192)	1,771,908
Total assets	975,774,394	542,739,913	265,791,702	—	—	11,656,970	(16,316,872)	1,779,646,107
Provision for loan/lease losses	8,023,988	4,750,000	3,987,000	214,529	—	—	—	16,975,517
Goodwill	3,222,688	—	—	—	—	—	—	3,222,688

Twelve Months Ended December 31, 2008
Total revenue	$59,490,093	$27,342,969	$12,002,908	$987,769	$3,333,812	$2,558,859	$(6,638,335)	$99,078,075
Net interest income	29,192,468	12,665,853	4,943,287	464,426	—	(4,370,682)	1,232,558	44,127,910
Income from continuing operations attributable to QCR Holdings, Inc.	7,484,411	3,045,421	(1,606,051)	45,090	738,296	(4,255,358)	(477,182)	4,974,627
Total assets	908,594,141	468,306,140	228,014,920	927,894	—	9,995,192	(10,209,273)	1,605,629,014
Provision for loan/lease losses	4,078,844	1,869,645	3,044,000	229,181	—	—	—	9,221,670
Goodwill	3,222,688	—	—	—	—	—	—	3,222,688

Twelve Months Ended December 31, 2007
Total revenue	$58,138,479	$25,112,511	$8,434,430	$746,725	$3,672,501	$793,072	$(907,770)	$95,989,948
Net interest income	25,234,230	9,627,613	2,930,001	484,812	—	(5,246,024)	1,320,959	34,351,591
Income from continuing operations attributable to QCR Holdings, Inc.	7,485,756	2,359,902	(849,961)	(127,180)	1,040,967	(2,993,790)	(415,409)	6,500,285
Total assets	860,707,797	383,953,801	157,816,671	1,069,831	—	82,620,688	(9,604,446)	1,476,564,342
Provision for loan/lease losses	485,081	818,401	727,956	304,080	—	—	—	2,335,518
Goodwill	3,222,688	—	—	—	—	—	—	3,222,688

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2009. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2009. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.
McGladrey & Pullen, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009, which is included on the following page of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
QCR Holdings, Inc.
We have audited QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QCR Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, QCR Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of QCR Holdings, Inc. and subsidiaries and our report dated March 5, 2010 expressed an unqualified opinion.
Davenport, Iowa
March 5, 2010
McGladrey & Pullen, LLP is a member firm of RSM International –
an affiliation of separate and independent legal entities.

Changes in Internal Control Over Financial Reporting. During 2005, the Company underwent a comprehensive effort to ensure compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Continuing enhancements to the Company’s control environment were made during 2009 as part of the Company’s ongoing efforts to improve internal control over financial reporting. There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this report that have materially effected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.
Part III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2010 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item is set forth under the caption “Executive Compensation” in the Company’s 2010 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s 2010 Proxy Statement and is incorporated herein by reference, or is presented below.
Equity Compensation Plan Information
The table below sets forth the following information as of December 31, 2009 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:
(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise	future issuance under
	exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	480,686	$14.35	143,953	(1)

Equity compensation plans not approved by stockholders	—	—	—

Total	480,686	$14.35	143,953	(1)

(1)	Includes 28,115 shares available under the QCR Holdings, Inc. Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners,” “Corporate Governance and the Board of Directors,” and “Transactions with Management and Directors” in the Company’s 2010 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm” in the Company’s 2010 Proxy statement and is incorporated herein by reference.
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

(a)	3. Exhibits
The following exhibits are either filed as a part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of QCR Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.2	Bylaws of QCR Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated December 20, 2007).

4.1	Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.2 of Registrant’s Form 8-K dated February 13, 2009).

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

Exhibit Number	Exhibit Description

10.10	2004 Stock Incentive Plan of QCR Holdings, Inc. (incorporated herein by reference to Exhibit B of Registrant’s Form Pre 14A, filed March 5, 2004, File No. 000-22208).

10.11	QCR Holdings, Inc. 2008 Equity Incentive Plan (incorporated herein by reference to Appendix A to QCR Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A dated March 25, 2008).

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

10.19
First Amendment to the Employment Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 27, 2008 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.20
First Amendment to the Employment Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 30, 2008 (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit Number	Exhibit Description

10.21
First Amendment to the Employment Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 30, 2008 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.22	Executive Deferred Compensation Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.23
Executive Deferred Compensation Plan Participation Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated October 24, 2008 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.24
Executive Deferred Compensation Plan Participation Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated October 24, 2008 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.25
Executive Deferred Compensation Plan Participation Agreement between QCR Holdings, Inc. and Todd A. Gipple dated October 24, 2008 (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.26
Executive Deferred Compensation Plan Participation Agreement between Quad City Bank and Trust Company and Michael A. Bauer dated December 31, 2008 (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.27
Amended and Restated Non-Qualified Supplemental Executive Retirement Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.28
Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 31, 2008 (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.29
Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated December 31, 2008 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.30
Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 31, 2008 (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.31
Non-Qualified Supplemental Executive Retirement Plan Joinder Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Michael A. Bauer dated December 31, 2008 (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.32
2005 Deferred Income Plan of QCR Holdings, as amended and restated on October 23, 2008 (incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit Number	Exhibit Description

21.1	Subsidiaries of QCR Holdings, Inc. (exhibit is being filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm — McGladrey & Pullen, LLP (exhibit is being filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (exhibit is being filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (exhibit is being filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

99.1	Certification of Chief Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008 (exhibit is being filed herewith).

99.2	Certification of Chief Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008 (exhibit is being filed herewith).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.

Dated: March 5, 2010	By:	/s/ Douglas M. Hultquist
Douglas M. Hultquist
President and Chief Executive Officer

Dated: March 5, 2010	By:	/s/ Todd A. Gipple
Todd A. Gipple
Executive Vice President, Chief Operating Officer, and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Brownson James J. Brownson	Chairman of the Board of Directors	March 5, 2010

/s/ Douglas M. Hultquist Douglas M. Hultquist	President, Chief Executive Officer and Director	March 5, 2010

/s/ Todd A. Gipple Todd A. Gipple	Director	March 5, 2010

/s/ Larry J. Helling Larry J. Helling	Director	March 5, 2010

/s/ Mark C. Kilmer Mark C. Kilmer	Director	March 5, 2010

/s/ John K. Lawson John K. Lawson	Director	March 5, 2010

/s/ Charles M. Peters Charles M. Peters	Director	March 5, 2010

/s/ Ronald G. Peterson Ronald G. Peterson	Director	March 5, 2010

/s/ John A. Rife John A. Rife	Director	March 5, 2010

/s/ Donna J. Sorensen, J.D. Donna J. Sorensen, J.D.	Director	March 5, 2010

/s/ John D. Whitcher John D. Whitcher	Director	March 5, 2010

/s/ Marie Z. Ziegler Marie Z. Ziegler	Director	March 5, 2010

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
Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Banks, rather than shareholders. In addition to this generally applicable regulatory framework, turmoil in the credit markets in recent years has prompted the enactment of unprecedented legislation that has allowed the United States Department of the Treasury (“Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the U.S. Treasury invests.
The following is a summary of the material elements of the regulatory framework that currently applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. Additionally, in response to the global financial crisis that began in 2007, various legislative and regulatory proposals have been issued addressing, among other things, the restructuring of the federal bank regulatory system, more stringent regulation of consumer products such as mortgages and credit cards, and safe and sound compensation practices. At this time, the Company is unable to determine whether any of these proposals will be adopted as proposed. As such, the following is qualified in its entirety by reference to applicable law. Any change in statutes, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

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
The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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
The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus Tier 2 capital, which consists of other non-permanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the Company’s allowance for loan and lease losses.
The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2009, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Emergency Economic Stabilization Act of 2008. Events in the U.S. and global financial markets over the past several years, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country. In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA are required to adopt Treasury’s standards for executive compensation and corporate governance.
The TARP Capital Purchase Program. On October 14, 2008, Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”). Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. The CPP Preferred Stock is non-voting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum. In conjunction with the purchase of the CPP Preferred Stock, Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions are required to adopt Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds equity issued under the CPP.
Pursuant to the CPP, on February 13, 2009, the Company entered into a Letter Agreement with Treasury, pursuant to which the Company issued (i) 38,237 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D and (ii) a warrant to purchase 521,888 shares of the Company’s common stock for an aggregate purchase price of $38.237 million in cash. The Company’s federal regulators, the Treasury and the Treasury’s Office of the Inspector General maintain significant oversight over the Company as a participating institution, to evaluate how it is using the capital provided and to ensure that it strengthens its efforts to help its borrowers avoid foreclosure, which is one of the core aspects of the EESA.

Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”), which allow the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Further, with respect to the Company’s participation in the CPP, the terms of the CPP Preferred Stock provide that no dividends on any common or preferred stock that ranks equal to or junior to the CPP Preferred Stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the CPP Preferred Stock have been fully paid.
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
As Iowa-chartered, FDIC-insured member banks, the Iowa Banks are subject to the examination, supervision, reporting and enforcement requirements of the Iowa Superintendent, as the chartering authority for Iowa banks. As an Illinois-chartered, FDIC-insured member bank, Rockford Bank & Trust is subject to the examination, supervision, reporting and enforcement requirements of the Illinois DFPR, as the chartering authority for Illinois banks. The Banks are also subject to the examination, reporting and enforcement requirements of the Federal Reserve, as the primary federal regulator of member banks. In addition, the FDIC, as administrator of the DIF, has regulatory authority over the Banks.

Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.07% to 0.78% of total deposits, depending on an institution’s risk classification, its levels of unsecured debt and secured liabilities, and, in certain cases, its level of brokered deposits.
Furthermore, as a result of the increased volume of bank failures in 2008 and 2009, on May 22, 2009, the FDIC approved a final rule imposing a special assessment on all depository institutions whose deposits are insured by the FDIC. This one-time special assessment was imposed on institutions in the second quarter, and was collected on September 30, 2009. Pursuant to the final rule, the FDIC imposed on the Banks special assessments in the collective amount of $794 thousand, which was due and payable on September 30, 2009.
On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. On December 30, 2009, the Banks collectively paid the FDIC $8.8 million in prepaid assessments. The FDIC determined each institution’s prepaid assessment based on the institution’s: (i) actual September 30, 2009 assessment base, increased quarterly by a 5 percent annual growth rate through the fourth quarter of 2012; and (ii) total base assessment rate in effect on September 30, 2009, increased by an annualized 3 basis points beginning in 2011. The FDIC will begin to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.
FDIC Temporary Liquidity Guarantee Program. In conjunction with Treasury’s actions to address the credit and liquidity crisis in financial markets, on October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program. One component of the Temporary Liquidity Guarantee Program is the Transaction Account Guarantee Program, which temporarily provides participating institutions with unlimited deposit insurance coverage for non-interest bearing and certain low-interest bearing transaction accounts maintained at FDIC insured institutions. All institutions that did not opt out of the Transaction Account Guarantee Program were subject to a 10 basis point per annum assessment on amounts in excess of $250,000 in covered transaction accounts through December 31, 2009. On August 26, 2009, the FDIC extended the Transaction Account Guarantee Program for an additional six months through June 30, 2010. Beginning January 1, 2010, the assessment levels increased to 15 basis points, 20 basis points or 25 basis points per annum, based on the risk category to which an institution is assigned for purposes of the risk-based premium system. The Banks did not opt out of the six-month extension of the Transaction Account Guarantee Program. As a result, the Banks, like every other FDIC-insured depository institution in the United States that did not opt out of the Transaction Account Guarantee Program, are incurring fees on amounts in excess of $250,000 in covered transaction accounts.

FICO Assessments. The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2009, the FICO assessment rate was approximately 0.01% of deposits.
Supervisory Assessments. Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. The amount of the assessment payable by each Bank is calculated on the basis of that Bank’s total assets. During the year ended December 31, 2009, the Iowa Banks paid supervisory assessments to the Iowa Superintendent totaling $146 thousand and Rockford Bank & Trust paid supervisory assessments to the Illinois DFPR totaling $32 thousand.
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
The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, Federal Reserve regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.
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
As of December 31, 2009: (i) none of the Banks was subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Banks exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) each of the Banks was “well-capitalized,” as defined by Federal Reserve regulations.
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
Dividend Payments. The primary source of funds for the Company is dividends from the Banks. In general, the Banks may only pay dividends either out of their historical net income after any required transfers to surplus or reserves have been made or out of their retained earnings. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Banks. Without prior Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s calendar year-to-date net income plus the bank’s retained net income for the two preceding calendar years.
The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2009. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Banks if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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
Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $55.2 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $55.2 million, the reserve requirement is $1.335 million plus 10% of the aggregate amount of total transaction accounts in excess of $55.2 million. The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. We believe that the Banks will continue to maintain compliance with the foregoing requirements.

Appendix B
GUIDE 3 INFORMATION
The following tables and schedules show selected comparative financial information required by the Securities and Exchange Commission Securities Act Guide 3, regarding the business of QCR Holdings, Inc. (the “Company”) for the periods shown.
I. Distribution of Assets, Liabilities and Stockholders Equity; Interest Rates and Interest Differential
A. and B. Consolidated Average Balance Sheets and Analysis of Net Interest Earnings
The information requested is disclosed in Management’s Discussion and Analysis section of the the Company’s Form 10-K for the fiscal year ended December 31, 2009
C. Analysis of Changes of Interest Income/Interest Expense
The information requested is disclosed in Management’s Discussion and Analysis section of the the Company’s Form 10-K for the fiscal year ended December 31, 2009

II. Investment Portfolio
A. Investment Securities
The following tables present the amortized cost and fair value of investment securities as of December 31, 2009, 2008, and 2007

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
		(dollars in thousands)

December 31, 2009
Securities held to maturity:
Other bonds	$350	$—	$—	$350

Totals	$350	$—	$—	$350

Securities available for sale:
U.S. gov’t.sponsored agency securities	$345,623	$1,525	$(2,124)	$345,024
Residential mortgage-backed securities	481	15	—	496
Municipal securities	22,006	923	(79)	22,850
Trust preferred securities	200	—	(101)	99
Other securities	1,642	67	(8)	1,701

Totals	$369,952	$2,530	$(2,312)	$370,170

December 31, 2008

Securities held to maturity:
Other bonds	$350	$—	$—	$350

Totals	$350	$—	$—	$350

Securities available for sale:
U.S. Treasury securities	$4,318	$71	$—	$4,389
U.S. gov’t.sponsored agency securities	220,560	5,773	(90)	226,243
Residential mortgage-backed securities	803	6	(1)	808
Municipal securities	23,259	308	(219)	23,348
Trust preferred securities	200	—	(35)	165
Other securities	1,133	18	(378)	773

Totals	$250,273	$6,176	$(723)	$255,726

December 31, 2007

Securities held to maturity:
Other bonds	$350	$—	$—	$350

Totals	$350	$—	$—	$350

Securities available for sale:
U.S. Treasury securities	$3,304	$59	$—	$3,363
U.S. gov’t.sponsored agency securities	182,680	3,718	(28)	186,370
Residential mortgage-backed securities	1,600	6	(8)	1,598
Municipal securities	25,119	490	(39)	25,570
Corporate securities	1,865	12	—	1,877
Trust preferred securities	200	—	—	200
Other securities	1,201	64	(36)	1,229

Totals	$215,969	$4,349	$(111)	$220,207

NOTE:
Stock of the Federal Home Loan Bank and Federal Reserve Bank are not included in the above. The Company reports these investments with Other Assets on the consolidated balance sheets. Following is the carrying value as of December 31, 2009, 2008, and 2007:

	As of December 31,
	2009	2008	2007
	(dollars in thousands)

Federal Home Loan Bank	$11,813	$11,796	$9,562
Federal Reserve Bank	3,397	2,264	1,986

Totals	$15,210	$14,060	$11,548

B. Investment Securities, Maturities, and Yields
The following table presents the maturity of securities held on December 31, 2009 and the weighted average stated coupon rates by range of maturity:

		Weighted
	Amortized	Average
	Cost	Yield
	(dollars in thousands)

U.S. gov’t.sponsored agency securities:
Within 1 year	$14,975	3.22%
After 1 but within 5 years	148,832	2.93%
After 5 but within 10 years	114,775	4.49%
After 10 years	67,041	5.46%

Total	$345,623	3.95%

Residential mortgage-backed securities:
Within 1 year	$371	4.50%
After 1 but within 5 years	110	6.00%

Total	$481	4.84%

Municipal securities:
Within 1 year	$624	5.28%
After 1 but within 5 years	7,449	4.62%
After 5 but within 10 years	6,199	3.90%
After 10 years	7,734	4.61%

Total	$22,006	4.43%

Trust preferred securities:
After 10 years	$200	7.80%

Other bonds:
Within 1 year	$50	4.70%
After 1 but within 5 years	250	5.63%
After 5 but within 10 years	50	5.43%

Total	$350	5.47%

Other securities with no maturity or stated face rate	$1,642

NOTE:	Yields above are computed on a tax equivalent basis.
C. As of December 31, 2009, there were no securities with aggregate book value and market value purchased from a single issuer (as defined by Sction 2(4) of the Securities Act of 1933) that exceeded 10% of stockholders’ equity.

III. Loan/Lease Portfolio
A. Types of Loans/Leases
The information requested is disclosed in Management’s Discussion and Analysis section of the the Company’s Form 10-K for the fiscal year ended December 31, 2009
B. Maturities and Sensitivities of Loans/Leases to Changes in Interest Rates
The information requested is disclosed in Management’s Discussion and Analysis section of the the Company’s Form 10-K for the fiscal year ended December 31, 2009
C. Risk Elements
1. Nonaccrual, Past Due and Restructured Loans/Leases
The information requested is disclosed in Management’s Discussion and Analysis section of the the Company’s Form 10-K for the fiscal year ended December 31, 2009
2. Potential Problem Loans/Leases.
To management’s best knowledge, there are no such significant loans/leases that have not been disclosed in the table presented in the Management’s Discussion and Analysis section of the Company’s Form 10-K for the fiscal year ended December 31, 2009.
3. Foreign Outstandings. None.
4. Loan/Lease Concentrations.
As of December 31, 2009, there was a single concentration of loans/leases exceeding 10% of total loans/leases, which is not otherwise disclosed in Item III. A. That concentration is Lessors of Non-Residential Buildings & Dwellings at 14.8%.
D. Other Interest-Bearing Assets
As of December 31, 2009, there are no interest-bearing assets required to be disclosed in this Appendix
IV. Summary of Loan/Lease Loss Experience
A. Analysis of the Allowance for Estimated Losses on Loans/Leases
The information requested is disclosed in Management’s Discussion and Analysis section of the the Company’s Form 10-K for the fiscal year ended December 31, 2009
B. Allocation of the Allowance for Estimated Losses on Loans/Leases
The information requested is disclosed in Management’s Discussion and Analysis section of the the Company’s Form 10-K for the fiscal year ended December 31, 2009

V. Deposits.
The average amount of and average rate paid for the categories of deposits for the years ended December 31, 2009, 2008, and 2007 are included in the consolidated average balance sheets and can be found in the Management’s Discussion and Analysis section of the Company’s Form 10-K for the fiscal year ended December 31, 2009.
The Company has no deposits by foreign depositors in domestic offices as of December 31, 2009.
Included in interest bearing deposits at December 31, 2009, were certificates of deposit totaling $327,780,800 that were $100,000 or greater. Maturities of these certificates were as follows:

December 31,
2009
(Dollars in Thousands)

One to three months	$154,950
Three to six months	62,088
Six to twelve months	53,112
Over twelve months	57,631

Total certificates of deposit greater than $100,000	$327,781

VI. Return on Equity and Assets.
The following tables present the return on assets and equity and the equity to assets ratio of the Company:

	Years ended
	December 31,
	2009	2008	2007
	(Dollars in Thousands)

Average total assets	$1,724,647	$1,552,748	$1,351,482
Average equity	123,814	89,803	76,576
Net income attributable to QCR Holdings, Inc.	1,772	6,709	5,777
Return on average assets	0.10%	0.43%	0.43%
Return on average common equity	-2.84%	7.07%	7.40%
Return on average total equity	1.43%	7.47%	7.55%
Dividend payout ratio	-17.39%	7.48%	7.77%
Average equity to average assets ratio	7.18%	5.78%	5.66%

VII. Short Term Borrowings.
The following tables present the information requested on short-term borrowings of the Company:
Short-term borrowings as of December 31, 2009, 2008, and 2007 are summarized as follows:

	2009	2008	2007

Overnight repurchase agreements with customers	$94,089,571	$68,106,950	$80,264,021
Federal funds purchased	56,810,000	33,350,000	89,940,000

	$150,899,571	$101,456,950	$170,204,021

Information concerning overnight repurchase agreements with customers is summarized as follows:

	2009	2008	2007

Average daily balance during the period	$95,831,160	$74,463,649	$73,832,762
Average daily interest rate during the period	0.62%	1.54%	3.21%
Maximum month-end balance during the period	$128,943,849	$86,536,776	$85,831,232
Weighted average rate as of end of period	0.67%	1.35%	2.51%

Securities underlying the agreements as of end of period:
Carrying value	$158,514,084	$96,137,434	$99,567,226
Fair value	158,514,084	96,137,434	99,567,226
Information concerning federal funds purchased is summarized as follows:

	2009	2008	2007

Average daily balance during the period	$17,754,319	$82,909,624	$65,507,198
Average daily interest rate during the period	0.41%	2.24%	6.03%
Maximum month-end balance during the period	$57,150,000	$144,940,000	$93,100,000
Weighted average rate as of end of period	0.35%	2.41%	5.20%