Form 10-Q
period 2010-03-31
QCR HOLDINGS INC
filed 2010-05-07
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 3, 2010, the Registrant had outstanding 4,592,420 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$25,784,537	$35,878,046
Federal funds sold	61,070,000	6,598,333
Interest-bearing deposits at financial institutions	24,270,983	29,329,413

Securities held to maturity, at amortized cost	350,000	350,000
Securities available for sale, at fair value	387,390,959	370,170,459

Total securities	387,740,959	370,520,459

Loans receivable held for sale	3,876,959	6,135,130
Loans/leases receivable held for investment	1,234,677,156	1,238,184,436

Gross loans/leases receivable	1,238,554,115	1,244,319,566
Less allowance for estimated losses on loans/leases	(22,885,490)	(22,504,734)

Net loans/leases receivable	1,215,668,625	1,221,814,832

Premises and equipment, net	31,675,247	31,454,893
Goodwill	3,222,688	3,222,688
Accrued interest receivable	7,668,001	7,565,513
Bank-owned life insurance	32,568,809	29,694,077
Prepaid FDIC insurance	7,236,229	7,801,076
Restricted investment securities	16,117,400	15,210,100
Other assets	19,310,547	20,556,677

Total assets	$1,832,334,025	$1,779,646,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$208,658,484	$207,843,554
Interest-bearing	940,630,347	881,479,172

Total deposits	1,149,288,831	1,089,322,726

Short-term borrowings	116,263,571	150,899,571
Federal Home Loan Bank advances	230,950,000	215,850,000
Other borrowings	152,213,280	140,059,841
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	19,676,700	21,834,093

Total liabilities	1,704,477,382	1,654,051,231

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; shares authorized 250,000 March 2010 and December 2009 — 38,805 shares issued and outstanding	38,805	38,805
Common stock, $1 par value; shares authorized 10,000,000 March 2010 — 4,704,037 shares issued and 4,582,791 outstanding December 2009 — 4,674,536 shares issued and 4,553,290 outstanding	4,704,037	4,674,536
Additional paid-in capital	82,583,911	82,194,330
Retained earnings	38,717,067	38,458,477
Accumulated other comprehensive income	1,798,844	135,608
Noncontrolling interests	1,620,489	1,699,630

	129,463,153	127,201,386
Treasury Stock
March 2010 and December 2009 — 121,246 common shares, at cost	1,606,510	1,606,510

Total stockholders’ equity	127,856,643	125,594,876

Total liabilities and stockholders’ equity	$1,832,334,025	$1,779,646,107

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31,

	2010	2009
Interest and dividend income:
Loans/leases, including fees	$17,513,489	$17,860,030
Securities:
Taxable	2,462,680	2,620,037
Nontaxable	228,724	252,413
Interest-bearing deposits at financial institutions	144,918	18,795
Restricted investment securities	105,479	13,083
Federal funds sold	21,287	18,837

Total interest and dividend income	20,476,577	20,783,195

Interest expense:
Deposits	3,375,009	5,326,973
Short-term borrowings	168,846	165,721
Federal Home Loan Bank advances	2,244,077	2,260,646
Other borrowings	1,389,119	754,310
Junior subordinated debentures	478,958	518,436

Total interest expense	7,656,009	9,026,086

Net interest income	12,820,568	11,757,109

Provision for loan/lease losses	1,603,229	4,358,543

Net interest income after provision for loan/lease losses	11,217,339	7,398,566

Non-interest income:
Credit card issuing fees, net of processing costs	86,142	245,865
Trust department fees	905,788	718,115
Deposit service fees	822,768	826,974
Gains on sales of loans, net	168,954	411,911
Gain on sale of foreclosed asset	21,167	—
Earnings on bank-owned life insurance	334,506	291,040
Investment advisory and management fees, gross	434,695	351,045
Other	421,330	811,091

Total non-interest income	3,195,350	3,656,041

Non-interest expenses:
Salaries and employee benefits	6,891,004	6,764,610
Professional and data processing fees	1,157,398	1,153,489
Advertising and marketing	166,241	245,529
Occupancy and equipment expense	1,371,346	1,321,092
Stationery and supplies	120,398	131,110
Postage and telephone	262,740	227,765
Bank service charges	61,251	122,292
FDIC and other insurance	803,526	619,195
Loan/lease expense	569,015	332,164
Other-than-temporary impairment losses on securities	—	14,355
Losses on lease residual values	617,000	—
Writedowns in value of foreclosed assets	363,713	—
Other	422,003	180,898

Total non-interest expenses	12,805,635	11,112,499

Net income (loss) before income taxes	1,607,054	(57,892)
Federal and state income tax expense (benefit)	392,121	(293,682)

Net income	1,214,933	235,790
(continued)
See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (continued)
Three Months Ended March 31,

	2010	2009

Net income	$1,214,933	$235,790
Less: Net income (loss) attributable to noncontrolling interests	(77,076)	151,446

Net income attributable to QCR Holdings, Inc.	$1,292,009	$84,344

Less preferred stock dividends	1,033,419	695,728

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$258,590	$(611,384)

Earnings (loss) per common share attributable to QCR Holdings, Inc. (Note 3):
Basic	$0.06	$(0.14)
Diluted	$0.06	$(0.14)

Weighted average common shares outstanding	4,573,765	4,523,851
Weighted average common and common equivalent shares outstanding	4,582,319	4,523,851

Cash dividends declared per common share	$0.00	$0.00
See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2010 and 2009

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income	Interests	Stock	Total
Balance December 31, 2009	$38,805	$4,674,536	$82,194,330	$38,458,477	$135,608	$1,699,630	$(1,606,510)	$125,594,876
Comprehensive income:
Net income	—	—	—	1,292,009	—	(77,076)	—	1,214,933
Other comprehensive loss, net of tax	—	—	—	—	1,663,236	—	—	1,663,236

Comprehensive income								2,878,169

Preferred cash dividends declared and accrued	—	—	—	(924,088)	—	—	—	(924,088)
Discount accretion on cumulative preferred stock	—	—	109,331	(109,331)	—	—	—	—
Proceeds from issuance of warrants to purchase 54,000 shares of common stock in conjunction with the issuance of Series A Subordinated Notes	—	—	84,240	—	—	—	—	84,240
Proceeds from issuance of 6,270 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	—	6,270	40,849	—	—	—	—	47,119
Exchange of 367 shares of common stock in connection with payroll taxes for restricted stock	—	(367)	(2,730)	—	—	—	—	(3,097)
Stock compensation expense	—	—	181,489					181,489
Restricted stock awards	—	23,598	(23,598)	—	—	—	—	—
Other adjustments to noncontrolling interests	—	—	—	—	—	(2,065)	—	(2,065)

Balance March 31, 2010	$38,805	$4,704,037	$82,583,911	$38,717,067	$1,798,844	$1,620,489	$(1,606,510)	$127,856,643

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income	Interests	Stock	Total
Balance December 31, 2008	$568	$4,630,883	$43,090,268	$40,893,304	$3,628,360	$1,858,298	$(1,606,510)	$92,495,171
Comprehensive income:
Net income	—	—	—	84,344	—	151,446	—	235,790
Other comprehensive income, net of tax	—	—	—	—	(745,735)	—	—	(745,735)

Comprehensive income								(509,945)

Preferred cash dividends declared and accrued	—	—	—	(446,125)	—	—	—	(446,125)
Proceeds from issuance of 38,237 shares of preferred stock and common stock warrant	38,237	—	38,014,586	—	—	—	—	38,052,823
Proceeds from issuance of 5,821 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	—	5,821	46,568	—	—	—	—	52,389
Stock compensation expense	—	—	246,201	—	—	—	—	246,201
Restricted stock awards	—	15,908	(15,908)	—	—	—	—	—
Other adjustments to noncontrolling interests	—	—	—	—	—	(96,971)	—	(96,971)

Balance March 31, 2009	$38,805	$4,652,612	$81,381,715	$40,531,523	$2,882,625	$1,912,773	$(1,606,510)	$129,793,543

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,292,009	$84,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	651,432	714,453
Provision for loan/lease losses	1,603,229	4,358,543
Amortization of offering costs on subordinated debentures	3,579	3,579
Stock-based compensation expense	202,995	134,375
Net (loss) income attributable to noncontrolling interests	(77,076)	151,446
Gain on sale of foreclosed asset	(21,167)	—
Amortization of premiums on securities, net	922,718	226,845
Other-than-temporary impairment losses on securities	—	14,355
Losses on lease residual values	617,000	—
Writedowns in value of foreclosed assets	363,713	—
Loans originated for sale	(14,794,145)	(38,574,682)
Proceeds on sales of loans	17,221,270	41,747,846
Gains on sales of loans, net	(168,954)	(411,911)
(Increase) decrease in accrued interest receivable	(102,488)	268,948
Amortization of prepaid FDIC insurance premiums	564,847	—
Increase in other assets	(151,088)	(794,479)
Decrease in other liabilities	(1,997,266)	(2,335,212)

Net cash provided by operating activities	$6,130,608	$5,588,450

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in federal funds sold	(54,471,667)	(36,528,750)
Net decrease (increase) in interest-bearing deposits at financial institutions	5,058,430	(34,549,286)
Proceeds from sales of foreclosed assets	21,167	—
Activity in securities portfolio:
Purchases	(75,051,624)	(67,364,998)
Calls, maturities and redemptions	59,500,000	41,786,705
Paydowns	99,503	76,485
Purchases of restricted investment securities	(907,300)	(271,150)
Activity in bank-owned life insurance:
Purchases	(3,150,000)	—
Increase in cash value of bank-owned life insurance	(334,516)	(291,040)
Surrender of policy	609,784	—
Net loans/leases originated and held for investment	1,667,807	4,843,135
Purchase of premises and equipment	(871,786)	(190,135)

Net cash used in investing activities	$(67,830,202)	$(92,489,034)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	59,966,105	27,628,995
Net (decrease) increase in short-term borrowings	(34,636,000)	20,720,466
Activity in Federal Home Loan Bank advances:
Advances	18,000,000	—
Payments	(2,900,000)	(7,700,000)
Net increase (decrease) in other borrowings	9,537,679	(35,128)
Proceeds from issuance of Series A Subordinated Notes and detachable warrants to purchase 54,000 shares of common stock	2,700,000	—
Payment of cash dividends	(1,105,721)	(631,160)
Proceeds from issuance of preferred stock and common stock warrant, net	—	38,052,823
Proceeds from issuance of common stock, net	44,022	52,389

Net cash provided by financing activities	$51,606,085	$78,088,385

Net decrease in cash and due from banks	(10,093,509)	(8,812,199)
Cash and due from banks, beginning	35,878,046	33,464,074

Cash and due from banks, ending	$25,784,537	$24,651,875

Supplemental disclosure of cash flow information, cash payments for:
Interest	$7,945,264	$10,024,462

Income/franchise taxes	$370,032	$1,355,663

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains (losses) on securities available for sale, net	$1,663,236	$(745,735)

Transfers of loans to other real estate owned	$—	$110,952

See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation: The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2009, including QCR Holdings, Inc.’s (the “Company”) Form 10-K filed with the Securities and Exchange Commission on March 5, 2010. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited consolidated financial statements, have been omitted.
The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim periods ended March 31, 2010, are not necessarily indicative of the results expected for the year ending December 31, 2010.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include three state-chartered commercial banks: Quad City Bank & Trust Company (“QCBT”), Cedar Rapids Bank & Trust Company (“CRBT”), and Rockford Bank & Trust Company (“RB&T”). The Company also engages in direct financing lease contracts through its 80% equity investment by QCBT in m2 Lease Funds, LLC (“m2 Lease Funds”), and in real estate holdings through its 73% equity investment in Velie Plantation Holding Company, LLC (“Velie Plantation Holding Company”). All material intercompany transactions and balances have been eliminated in consolidation.
Subsequent events: The Company has evaluated all subsequent events through the date of issuance of the consolidated financial statements.
Restricted investment securities: The restricted investment securities represent Federal Home Loan Bank and Federal Reserve Bank common stock. The stock is carried at cost. These equity securities are ‘restricted’ in that they can only be sold back to the respective institution or another member institution at par. Therefore, they are less liquid than other tradable equity securities. The Company views its investment in these securities as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value, rather than recognizing temporary declines in value. There have been no other-than-temporary-impairment write-downs recorded on these securities.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—continued
Stock-based compensation plans: Please refer to Note 15 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009, for information related to the Company’s stock option and incentive plans, stock purchase plan, and stock appreciation rights.
The Company accounts for stock-based compensation with measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. Stock-based compensation expense totaled $203 thousand and $134 thousand for the three months ended March 31, 2010 and 2009, respectively. A key component in the calculation of stock-based compensation expense is the market price of the Company’s stock.
Reclassifications: Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with current period presentation.
Recent accounting developments: On June 12, 2009, the Financial Accounting Standards Board (“FASB”) issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special-purposed entities. Specifically, these pronouncements eliminated the concept of a “qualifying special-purpose entity”, changed the requirements for derecognizing financial assets and changed how a company determines when an entity is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. These pronouncements also expanded existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The Company adopted these new pronouncements on January 1, 2010, as required. Transfers of financial assets include participation loans/leases sold by the Company’s banking and leasing subsidiaries. For agreements of participation loans/leases sold that contain language that fail to meet the definition of a participating interest and /or surrender control by the selling institution, the Company is not allowed to recognize the sale and is required to record as a secured borrowing. The adoption did not have a material impact to the financial statements taken as a whole for the three months ended March 31, 2010. Management intends to continue to minimize the frequency of these situations.
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820); Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—continued
In February 2010, the FASB issued ASU 2010-09, Subsequent Events; Amendments to Certain Recognition and Disclosure Requirements. In order to avoid conflict with SEC requirements, ASU 2010-09 removes the requirement for an SEC filer to disclose in the financial statements the date through which subsequent events have been evaluated for disclosure in the financial statements. This amendment was effective upon issuance and had no impact on the Company’s consolidated financial statements.
In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging; Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 provides clarification and additional examples to resolve potential ambiguity about the breadth of the embedded credit derivates scope exception in the original guidance. This amendment is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—continued
NOTE 2 — INVESTMENT SECURITIES
The amortized cost and fair value of investment securities as of March 31, 2010 and December 31, 2009 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
March 31, 2010:
Securities held to maturity, other bonds	$350,000	$—	$—	$350,000

Securities available for sale:
U.S. govt. sponsored agency securities	$360,439,159	$2,489,833	$(425,515)	$362,503,477
Residential mortgage-backed securities	405,557	10,164	—	415,721
Municipal securities	21,780,527	875,210	(111,411)	22,544,326
Trust preferred securities	200,000	—	(56,200)	143,800
Other securities	1,656,602	129,568	(2,535)	1,783,635

	$384,481,845	$3,504,775	$(595,661)	$387,390,959

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
December 31, 2009:
Securities held to maturity, other bonds	$350,000	$—	$—	$350,000

Securities available for sale:
U.S. govt. sponsored agency securities	345,623,347	1,525,150	(2,124,049)	345,024,448
Residential mortgage-backed securities	481,460	14,847	—	496,307
Municipal securities	22,005,875	922,942	(79,025)	22,849,792
Trust preferred securities	200,000	—	(100,800)	99,200
Other securities	1,641,759	66,737	(7,784)	1,700,712

	$369,952,441	$2,529,676	$(2,311,658)	$370,170,459

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—continued
Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2010 and December 31, 2009, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2010:
Securities available for sale:
U.S. govt. sponsored agency securities	$76,074,424	$(399,265)	$2,973,750	$(26,250)	$79,048,174	$(425,515)
Municipal securities	2,074,226	(74,357)	1,088,625	(37,054)	3,162,851	(111,411)
Trust preferred securities	—	—	143,800	(56,200)	143,800	(56,200)
Other securities	6,183	(687)	6,452	(1,848)	12,635	(2,535)

	$78,154,833	$(474,309)	$4,212,627	$(121,352)	$82,367,460	$(595,661)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2009:
Securities available for sale:
U.S. govt. sponsored agency securities	$172,292,005	$(2,001,229)	$2,877,180	$(122,820)	$175,169,185	$(2,124,049)
Municipal securities	2,629,191	(40,245)	1,086,919	(38,780)	3,716,110	(79,025)
Trust preferred securities	—	—	99,200	(100,800)	99,200	(100,800)
Other securities	32,179	(5,926)	1,842	(1,858)	34,021	(7,784)

	$174,953,375	$(2,047,400)	$4,065,141	$(264,258)	$179,018,516	$(2,311,658)

At March 31, 2010, the investment portfolio included 346 securities. Of this number, 62 securities have current unrealized losses with aggregate depreciation less than 1% from the amortized cost basis. 10 of these securities have had unrealized losses for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company does not intend to sell these securities and/or it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At March 31, 2010 and December 31, 2009, the Company’s equity securities represented less than 1% of the total portfolio.
The Company has not recognized other-than-temporary impairment on any debt securities for the three months ended March 31, 2010 and 2009, respectively.
For the three months ended March 31, 2010, the Company did not recognize other-than-temporary impairment on any equity securities. For the three months ended March 31, 2009, the Company’s evaluation determined that one publicly-traded equity security experienced a decline in fair value that was other-than-temporary. As a result, the Company wrote down the value of the security and recognized a loss in the amount of $14 thousand.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—continued
For the three months ended March 31, 2010 and 2009, there were no sales of investment securities.
The amortized cost and fair value of securities as of March 31, 2010 by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.

	Amortized
	Cost	Fair Value
Securities held to maturity:
Due in one year or less	$50,000	$50,000
Due after one year through five years	250,000	250,000
Due after five years	50,000	50,000

	$350,000	$350,000

Securities available for sale:
Due in one year or less	$17,863,750	$17,947,673
Due after one year through five years	109,891,676	110,779,446
Due after five years	254,664,260	256,464,484

	$382,419,686	$385,191,603
Residential mortgage-backed securities	405,557	415,721
Other securities	1,656,602	1,783,635

	$384,481,845	$387,390,959

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—continued
NOTE 3 — EARNINGS PER SHARE
The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended
	March 31,
	2010	2009
Net income	$1,214,933	$235,790
Less: Net income (loss) attributable to noncontrolling interests	(77,076)	151,446

Net income attributable to QCR Holdings, Inc.	$1,292,009	$84,344

Less: Preferred stock dividends	1,033,419	695,728

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$258,590	$(611,384)

Earnings (loss) per common share attributable to QCR Holdings, Inc.:
Basic	$0.06	$(0.14)
Diluted	$0.06	$(0.14)

Weighted average common shares outstanding	4,573,765	4,523,851
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	8,554	— *

Weighted average common and common equivalent shares outstanding	4,582,319	4,523,851 *

*	In accordance with U.S. GAAP, the common equivalent shares are not considered in the calculation of diluted earnings per share as the numerator is a net loss.
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

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—continued
The Company’s All Other segment includes the operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds. This segment includes the corporate operations of the parent company and the 73% owned real estate holding operations of Velie Plantation Holding Company.
Selected financial information on the Company’s business segments is presented as follows for the three months ended March 31, 2010 and 2009.
QCR HOLDINGS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA — BUSINESS SEGMENTS
Three Months Ended March 31, 2010 and 2009

	Commercial Banking
	Quad City	Cedar Rapids	Rockford	Trust		Intercompany	Consolidated
	Bank & Trust	Bank & Trust	Bank & Trust	Management	All other	Eliminations	Total
Three Months Ended March 31, 2010
Total revenue	$12,093,843	$6,952,555	$3,433,179	$905,788	$2,491,644	$(2,568,795)	$23,308,214
Net interest income	$7,465,731	$3,968,419	$1,959,318	$—	$(572,900)	$—	$12,820,568
Net income attributable to QCR Holdings, Inc.	$1,122,175	$763,437	$269,028	$304,077	$1,318,125	$(2,484,832)	$1,292,009
Total assets	$1,002,357,066	$559,116,428	$271,448,762	$—	$180,361,046	$(180,949,277)	$1,832,334,025
Provision for loan/lease losses	$676,229	$900,000	$27,000	$—	$—	$—	$1,603,229
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$3,222,688

Three Months Ended March 31, 2009
Total revenue	$13,342,348	$6,902,443	$3,393,011	$718,115	$1,338,930	$(1,255,612)	$24,439,236
Net interest income	$7,405,973	$3,652,891	$1,469,383	$—	$(671,855)	$(99,283)	$11,757,109
Net income attributable to QCR Holdings, Inc.	$1,138,408	$430,370	$(563,433)	$162,421	$161,868	$(1,245,289)	$84,344
Total assets	$954,885,967	$492,279,302	$234,509,356	$—	$179,964,995	$(180,729,974)	$1,680,909,646
Provision for loan/lease losses	$2,147,543	$1,150,000	$1,061,000	$—	$—	$—	$4,358,543
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$3,222,688
NOTE 5 — COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company’s subsidiary banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit, and standby letters of credit.
As of March 31, 2010 and December 31, 2009, commitments to extend credit aggregated were $461.1 million and $476.5 million, respectively. As of March 31, 2010 and December 31, 2009, standby, commercial and similar letters of credit aggregated were $18.8 million and $17.8 million, respectively. Management does not expect that all of these commitments will be funded.
Contractual obligations and other commitments were presented in the Company’s 2009 Annual Report on Form 10-K. There have been no material changes in the Company’s contractual obligations and other commitments since that report was filed.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—continued
NOTE 6 — FAIR VALUE
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

3.	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
Assets measured at fair value on a recurring basis comprise the following at March 31, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2010:
Securities available or sale:
U.S. govt. sponsored agency securities	$362,503,477	$—	$362,503,477	$—
Mortgage-backed securities	415,721	—	415,721	—
Municipal securities	22,544,326	—	22,544,326	—
Trust preferred securities	143,800	—	143,800	—
Other securities	1,783,635	191,993	1,591,642	—

	$387,390,959	$191,993	$387,198,966	$—

December 31, 2009:
Securities available or sale:
U.S. govt. sponsored agency securities	$345,024,448	$—	$345,024,448	$—
Mortgage-backed securities	496,307	—	496,307	—
Municipal securities	22,849,792	—	22,849,792	—
Trust preferred securities	99,200	—	99,200	—
Other securities	1,700,712	169,939	1,530,773	—

	$370,170,459	$169,939	$370,000,520	$—

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—continued
A small portion of the securities available for sale portfolio consists of common stock issued by various unrelated bank holding companies. The fair values used by the Company are obtained from an independent pricing service and represent quoted market prices for the identical securities (Level 1 inputs).
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
Assets measured at fair value on a non-recurring basis comprise the following at March 31, 2010 and December 31, 2009:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2010:
Impaired loans/leases	$18,760,370	$—	$—	$18,760,370
Other real estate owned	9,689,943	—	—	9,689,943

	$28,450,313	$—	$—	$28,450,313

December 31, 2009:
Impaired loans/leases	$17,630,752	$—	$—	$17,630,752
Other real estate owned	10,029,281	—	—	10,029,281

	$27,660,032	$—	$—	$27,660,032

Impaired loans/leases are evaluated and valued at the time the loan/lease is identified as impaired, at the lower of cost or fair value and are classified as a Level 3 in the fair value hierarchy. Fair value is measured based on the value of the collateral securing these loans/leases. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Other real estate owned in the table above consists of property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the principal amount of loans outstanding, or the estimated fair value of the property, less disposal costs, and is classified as a Level 3 in the fair value hierarchy.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—continued
The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	As of March 31, 2010		As of December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and due from banks	$25,784,537	$25,784,537	$35,878,046	$35,878,046
Federal funds sold	61,070,000	61,070,000	6,598,333	6,598,333
Interest-bearing deposits at financial institutions	24,270,983	24,270,983	29,329,413	29,329,413
Investment securities:
Held to maturity	350,000	350,000	350,000	350,000
Available for sale	387,390,959	387,390,959	370,170,459	370,170,459
Loans/leases receivable, net	1,215,668,625	1,216,329,000	1,221,814,832	1,222,885,000
Accrued interest receivable	7,668,001	7,668,001	7,565,513	7,565,513
Deposits	1,149,288,831	1,153,519,000	1,089,322,726	1,094,430,000
Short-term borrowings	116,263,571	116,263,571	150,899,571	150,899,571
Federal Home Loan Bank advances	230,950,000	244,635,000	215,850,000	229,927,000
Other borrowings	152,213,280	158,780,000	140,059,841	145,135,000
Accrued interest payable	2,662,164	2,662,164	2,951,419	2,951,419
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

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—continued
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
NOTE 7 — ISSUANCE OF SERIES A SUBORDINATED NOTES AND WARRANTS
On March 19, 2010, the Company closed a private placement offering resulting in the issuance of 2,700 units (each, a “Unit”) to accredited investors for an aggregate purchase price of $2.7 million, or $1,000 per Unit. Each Unit consist of a 6.00% Series A Subordinated Note, due September 1, 2018 (collectively, the “Subordinated Notes”), $1,000 principal amount, and a detachable warrant (collectively, the “Warrants”) to acquire 20 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), at a per share exercise price equal to $10.00 per share, subject to normal adjustments, as set forth in the Warrants.
The Subordinated Notes have a term of approximately eight years and have a maturity date of September 1, 2018. The Subordinated Notes bear interest payable semi-annually, in arrears, on June 30 and December 30 of each year, at a fixed interest rate of 6.00% per year, with the first such payment to be due on June 30, 2010. The Subordinated Notes are included in other borrowings on the consolidated balance sheet. Beginning on March 19, 2011, or any earlier date if the Subordinated Notes cease to be deemed to be Tier 2 capital, the Company may, at its option, subject to regulatory approvals, redeem some or all of the Subordinated Notes at a redemption price equal to 100% of the principal amount of the redeemed notes, plus any accrued but unpaid interest.
The Warrants will expire on March 19, 2015. On or after March 19, 2011, the Warrants may be exercised at any time prior to their expiration date, at the holder’s option, by payment of the cash exercise price. The Company may require holders of the Warrants to convert each Warrant into 20 shares of Common Stock, if at any time after the first anniversary of their date of issuance, the volume weighted-average per share price of the common stock equals or exceeds 130% of the exercise price for at least 20 trading days in a period of 30 consecutive trading days. The Warrants are detachable from the Subordinated Notes and, subject to any limitations imposed by applicable securities laws, may be transferred separately from the Subordinated Notes at any time after March 19, 2012.
The Subordinated Notes are intended to qualify as Tier 2 capital for regulatory purposes. The Company used the net proceeds from the sale of the Units to further strengthen the capital positions of the Company and specifically Rockford Bank & Trust.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
QCR Holdings, Inc. is the parent company of Quad City Bank & Trust, Cedar Rapids Bank & Trust, and Rockford Bank & Trust.
Quad City Bank & Trust and Cedar Rapids Bank & Trust are Iowa-chartered commercial banks, and Rockford Bank & Trust is an Illinois-chartered commercial bank. All are members of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation (“FDIC”).
•	Quad City Bank & Trust commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services, to the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois. Quad City Bank & Trust also provides leasing services through its 80%-owned subsidiary, m2 Lease Funds, located in Brookfield, Wisconsin. In addition, Quad City Bank & Trust owns 100% of Quad City Investment Advisors, LLC (formerly known as CMG Investment Advisors, LLC), which is an investment management and advisory company.

•	Cedar Rapids Bank & Trust commenced operations in 2001 and provides full-service commercial and consumer banking, and trust and asset management services, to Cedar Rapids, Iowa and adjacent communities through its main office located on First Avenue in downtown Cedar Rapids, Iowa and its branch facility located on Council Street in northern Cedar Rapids. Cedar Rapids Bank & Trust also provides residential real estate mortgage lending services through its 50%-owned joint venture, Cedar Rapids Mortgage Company.

•	Rockford Bank & Trust commenced operations in January 2005 and provides full-service commercial and consumer banking, and trust and asset management services, to Rockford, Illinois and adjacent communities through its main office located in downtown Rockford and its branch facility on Guilford Road at Alpine Road in Rockford.
The Company engages in real estate holdings through its 73% equity investment in Velie Plantation Holding Company, LLC, based in Moline, Illinois.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
OVERVIEW
The Company reported net income attributable to QCR Holdings, Inc. of $1.3 million for the quarter ended March 31, 2010, or diluted earnings per share for common stockholders of $0.06 after preferred stock dividends of $1.0 million. By comparison, for the quarter ended December 31, 2009, the Company reported net income of $919 thousand, or diluted earnings per share of ($0.02) after preferred stock dividends of $1.0 million. For the first quarter of 2009, the Company reported net income of $84 thousand, or diluted earnings per share of ($0.14) after preferred stock dividends of $695 thousand.
The Company’s net interest income for the current quarter totaled $12.8 million, nearly unchanged from the prior quarter, and an increase of 9% over the first quarter of 2009. Provision for loan/lease losses totaled $1.6 million for the first quarter of 2010, a decrease of $2.6 million from the prior quarter, and a decrease of $2.8 million from the first quarter of 2009. Partially offsetting these items were losses of $617 thousand on the decline in residual values of two equipment leases and net losses on sales of foreclosed assets totaling $343 thousand.
Net interest income, on a tax equivalent basis, increased $1.0 million, or nearly 9%, to $12.9 million for the quarter ended March 31, 2010, from $11.9 million for the first quarter of 2009. For the first quarter of 2010, average earning assets increased by $153.2 million, or 10%, and average interest-bearing liabilities increased by $84.0 million, or 6%, when compared with average balances for the first quarter of 2009. A comparison of yields, spread and margin from the first quarter of 2010 to the first quarter of 2009 is as follows (on a tax equivalent basis):
•	The average yield on interest-earning assets decreased 57 basis points.
•	The average cost of interest-bearing liabilities decreased 54 basis points.
•	The net interest spread declined 3 basis points from 2.79% to 2.76%.
•	The net interest margin declined 3 basis points from 3.10% to 3.07%.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended March 31,
	2010			2009
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$35,445	$21	0.24%	$34,314	$19	0.22%
Interest-bearing deposits at financial institutions	28,917	145	2.01%	15,529	19	0.49%
Investment securities (1)	372,233	2,798	3.01%	255,284	2,993	4.69%
Restricted investment securities	15,575	105	2.70%	14,204	13	0.37%
Gross loans/leases receivable (2) (3)	1,232,393	17,514	5.68%	1,212,058	17,860	5.89%

Total interest earning assets	$1,684,563	20,583	4.89%	$1,531,389	20,904	5.46%

Noninterest-earning assets:
Cash and due from banks	$28,762			$30,013
Premises and equipment	31,393			30,954
Less allowance for estimated losses on loans/leases	(22,778)			(19,092)
Other	73,672			76,906

Total assets	$1,795,612			$1,650,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$380,460	843	0.89%	$330,558	932	1.13%
Savings deposits	40,668	27	0.27%	66,825	203	1.22%
Time deposits	482,233	2,505	2.08%	533,963	4,192	3.14%
Short-term borrowings	134,930	169	0.50%	98,745	166	0.67%
Federal Home Loan Bank advances	222,355	2,244	4.04%	212,210	2,261	4.26%
Junior subordinated debentures	36,085	479	5.31%	36,085	518	5.74%
Other borrowings	141,161	1,389	3.94%	75,482	754	4.00%

Total interest-bearing liabilities	$1,437,892	7,656	2.13%	$1,353,868	9,026	2.67%

Noninterest-bearing demand deposits	$206,394			$147,719
Other noninterest-bearing liabilities	24,968			22,633
Total liabilities	$1,669,254			$1,524,220

Stockholders’ equity	126,358			111,746

Total liabilities and stockholders’ equity	$1,795,612			$1,635,966

Net interest income		$12,927			$11,878

Net interest spread			2.76%			2.79%

Net interest margin			3.07%			3.10%

Ratio of average interest earning assets to average interest-bearing liabilities	117.16%			113.11%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(2)	Loan/lease fees are not material and are included in interest income from loans receivable in accordance with accounting and regulatory guidance.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis of Changes of Interest Income/Interest Expense
For the three months ended March 31, 2010

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2010 vs. 2009
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$2	$1	$1
Interest-bearing deposits at financial institutions	126	98	28
Investment securities (2)	(195)	(4,904)	4,709
Restricted investment securities	92	91
Gross loans/leases receivable (3) (4)	(346)	(1,864)	1,518

Total change in interest income	$(321)	$(6,578)	$6,256

INTEREST EXPENSE
Interest-bearing demand deposits	$(89)	$(712)	$623
Savings deposits	(176)	(117)	(59)
Time deposits	(1,687)	(1,312)	(375)
Short-term borrowings	3	(198)	201
Federal Home Loan Bank advances	(17)	(463)	446
Junior subordinated debentures	(39)	(39)	—
Other borrowings	635	(78)	713

Total change in interest expense	$(1,370)	$(2,919)	$1,549

Total change in net interest income	$1,049	$(3,659)	$4,707

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

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
Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for estimated losses on loans/leases. The Company’s allowance for estimated losses on loans/leases methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for estimated loan/lease loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for estimated losses on loans/leases if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance for estimated losses on loans/leases. Although management believed the level of the allowance as of March 31, 2010 is adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
The Company’s assessment of other-than-temporary impairment of its available-for-sale securities portfolio is another critical accounting policy as a result of the level of judgment required by management. Available-for-sale securities are evaluated to determine whether declines in fair value below their cost are other-than-temporary. In estimating other-than-temporary impairment losses management considers a number of factors including, but not limited to, (1) the length of time and extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) the current market conditions, and (4) the intent of the Company to not sell the security prior to recovery and whether it is not more-likely-than-not that the Company will be required to sell the security prior to recovery. The discussion regarding the Company’s assessment of other-than-temporary impairment should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
RESULTS OF OPERATIONS
INTEREST INCOME
Interest income experienced a slight decline from $20.8 million for the first quarter of 2009 to $20.5 million for the first quarter of 2010. The Company grew its interest-earnings assets as the average balance increased $153.2 million, or 10%, from the first quarter of 2009 to the same quarter of 2010. Most notably, the average balance of the investment securities portfolio increased $117.0 million, or 46%, and the average balance of the loan/lease portfolio increased $20.3 million, or 2%. The impact of this growth on interest income was effectively offset as a result of the historically low interest rate environment. The Company’s average yield on interest earning assets decreased 57 basis points from 5.46% for the three months ended March 31, 2009 to 4.89% for the same period in 2010.
INTEREST EXPENSE
Interest expense decreased $1.3 million, or 15%, from $9.0 million for the first quarter of 2009 to $7.7 million for the same quarter of 2010. Although the Company saw an increase in the average balance of interest-bearing liabilities of $84.0 million, or 6%, from the first quarter of 2009 to the same quarter of 2010, the impact of this increase on interest expense was more than offset by the decline in the average cost of interest bearing liabilities. Specifically, the Company’s average cost of interest bearing liabilities was 2.13% for the first quarter of 2010, which was a decrease of 54 basis points when compared to 2.67% for the first quarter of 2009.
PROVISION FOR LOAN/LEASE LOSSES
The provision for loan/lease losses is established based on a number of factors, including the Company’s historical loss experience, delinquencies and charge-off trends, the local and national economy and risk associated with the loans/leases in the portfolio as described in more detail in the “Critical Accounting Policies” section.
The Company’s provision for loan/lease losses totaled $1.6 million for the first quarter of 2010, a decrease of $2.6 million from the prior quarter, and a decrease of $2.8 million from the first quarter of 2009. The decreases are attributable to the slowing of growth in the overall loan/lease portfolio over the year and, specifically, the slowing of growth in the Company’s nonperforming loans/leases in the first quarter of 2010.
As a result, the Company’s allowance for loan/lease losses to gross loans/leases increased to 1.85% at March 31, 2010 from 1.81% at December 31, 2009, and from 1.76% at March 31, 2009.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
NON-INTEREST INCOME
The following table sets forth the various categories of non-interest income for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,	March 31,
	2010	2009	$ Change	% Change

Credit card issuing fees, net of processing costs	$86,142	$245,865	$(159,723)	(65.0)%
Trust department fees	905,788	718,115	187,673	26.1
Deposit service fees	822,768	826,974	(4,206)	(0.5)
Gains on sales of loans, net	168,954	411,911	(242,957)	(59.0)
Gain on sale of foreclosed asset	21,167	—	21,167	(100.0)
Earnings on bank-owned life insurance	334,506	291,040	43,466	14.9
Investment advisory and management fees, gross	434,695	351,045	83,650	23.8
Other	421,330	811,091	(389,761)	(48.1)

	$3,195,350	$3,656,041	$(460,691)	(12.6)%

Credit card issuing fees, net of processing costs, experienced a decrease of $160 thousand, or 65%, from the first quarter of 2009 to the same quarter of 2010. The decrease is primarily a result of one-time costs related to the conversion to a new third-party processor in the first quarter of 2010.
Trust department fees increased $188 thousand, or 26%, from the first quarter of 2009 to the first quarter of 2010. The majority of the trust department fees are determined based on the value of the investments within the managed trusts. As the national economy begins to show early signs of recovery from the recession, market values in many of these investments have experienced some recovery.
Gains on sales of loans, net, declined $243 thousand, or 59%, from the first quarter of 2009 to the first quarter of 2010. This consists primarily of sales of residential mortgages. The Company experienced increased loan origination and sales activity for these loan types in 2009 as a result of the reduction in interest rates and the resulting increase in residential mortgage refinancing transactions. The Company has experienced slowing of these refinancing transactions in the first quarter of 2010 as many customers executed a refinancing in 2009.
Investment advisory and management fees increased $84 thousand, or 24%, for the first quarter of 2010 compared to the same quarter of 2009. Similar to trust department fees, these fees are partially determined based on the value of the investments managed. With preliminary signs of economic recovery, market values of many of these investments have experienced increases during the first quarter of 2010.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
NON-INTEREST EXPENSE
The following table sets forth the various categories of non-interest expense for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,	March 31,
	2010	2009	$ Change	% Change

Salaries and employee benefits	$6,891,004	$6,764,610	$126,394	1.9%
Professional and data processing fees	1,157,398	1,153,489	3,909	0.3
Advertising and marketing	166,241	245,529	(79,288)	(32.3)
Occupancy and equipment expense	1,371,346	1,321,092	50,254	3.8
Stationery and supplies	120,398	131,110	(10,712)	(8.2)
Postage and telephone	262,740	227,765	34,975	15.4
Bank service charges	61,251	122,292	(61,041)	(49.9)
FDIC and other insurance	803,526	619,195	184,331	29.8
Loan/lease expense	569,015	332,164	236,851	71.3
Other-than-temporary impairment losses on securities	—	14,355	(14,355)	(100.0)
Losses on lease residual values	617,000	—	617,000	100.0
Writedowns in value of foreclosed assets	363,713	—	363,713	100.0
Other	422,003	180,898	241,105	133.3

	$12,805,635	$11,112,499	$1,693,136	15.2%

Salaries and employee benefits, which is the largest component of non-interest expense, increased slightly from the first quarter of 2009 to the same quarter of 2010. This modest increase is largely the result of increases in health insurance-related employee benefits for the majority of the Company’s employees. The Company’s employee base has stabilized over the past year as full-time equivalents have remained relatively flat.
FDIC and other insurance expense increased $184 thousand, or 30%, for the first quarter of 2010 compared to the same quarter of 2009. The increase was primarily the result of the FDIC’s new premium pricing system and the base assessment methodology for deposit insurance coverage which was fully implemented in the second quarter of 2009. Management expects FDIC assessment will continue to be higher than historical levels.
Loan/lease expense increased $237 thousand, or 71%, from the first quarter of 2009 to the first quarter of 2010. In conjunction with the increase in nonperforming assets over the past year, the Company has incurred increased carrying costs and workout expenses related to these nonperforming assets.
During the first quarter of 2010, the Company recognized losses in residual values for two direct financing equipment leases. The sharp declines in value were isolated and attributable to changes in unique market conditions during the quarter related to the specific equipment. Management continues to perform periodic and specific reviews of its residual values.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
INCOME TAXES
The provision for income taxes totaled $392 thousand for the first quarter of 2010 compared to a benefit of $294 thousand for the same quarter in 2009. The increase was the result of an increase in income as the Company earned $1.6 million before income taxes for the three months ended March 31, 2010 compared to a net loss before income taxes of $58 thousand for the same period in 2009.
FINANCIAL CONDITION
Total assets of the Company increased by $52.7 million, or 3%, to $1.83 billion at March 31, 2010 from $1.78 billion at December 31, 2009. The growth resulted primarily from the net increase in the Company’s federal funds sold position and its securities available for sale portfolio, funded by increases in deposits.
The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return. Securities increased by $17.2 million, or 5%, over the first quarter of 2010. The increase was the result of continued weakened loan/lease demand and the Company’s increased focus on liquidity. The Company’s securities available for sale portfolio consists largely of U.S. government sponsored agency securities. Residential mortgage-backed securities represents less than 1% of the entire portfolio as of March 31, 2010. The Company has not invested in corporate mortgage-backed securities. See Note 2 for additional information regarding the Company’s securities portfolio.
Gross loans/leases receivable experienced a slight decline of $5.8 million, or less than 1%, during the first quarter of 2010. The Company originated $61.2 million of new loans/leases to new and existing customers during the quarter; however, this was outpaced by payments and maturities as the Company’s markets continued to experience weakened loan/lease demand.
Consistent with the intention of the Treasury Capital Purchase Program (“TCPP”), the Company is committed to providing transparency surrounding its utilization of the proceeds from participation in the TCPP including its lending activities and support of the existing communities served. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the table on the following page along with a rollforward of activity for the three months ended March 31, 2010.
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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
QCR HOLDINGS, INC. AND SUBSIDIARIES
ROLLFORWARD OF LENDING/LEASING ACTIVITY
For the three months ended March 31, 2010

	Quad City	m2	Cedar Rapids	Rockford	Intercompany	Consolidated
	Bank & Trust	Lease Funds	Bank & Trust	Bank & Trust	Elimination	Total
	(dollars in thousands)

BALANCE AS OF DECEMBER 31, 2009:

Commercial and industrial loans	$217,873	$—	$148,420	$75,243	$—	$441,536
Commercial real estate loans	261,902	—	188,750	107,634	(2,279)	556,007
Direct financing leases	—	90,059	—	—	—	90,059
Residential real estate loans	33,220	—	21,983	15,405	—	70,608
Installment and other consumer loans	48,057	—	24,075	12,139	—	84,271

	561,052	90,059	383,228	210,421	(2,279)	1,242,481
Plus deferred loan/lease origination costs, net of fees	64	2,207	(428)	(4)		1,839

Gross loans/leases receivable	$561,116	$92,266	$382,800	$210,417	$(2,279)	$1,244,320

ORIGINATION OF NEW LOANS/LEASES:

Commercial and industrial loans	9,287	—	6,906	3,514	—	19,707
Commercial real estate loans	10,348	—	5,869	1,137	—	17,354
Direct financing leases	—	6,633	—	—	—	6,633
Residential real estate loans	9,016	—	4,293	2,102	—	15,411
Installment and other consumer loans	796	—	419	839	—	2,054

	$29,447	$6,633	$17,487	$7,592	$—	$61,159

PAYMENTS/MATURITIES/SALES/CHARGE-OFFS, NET OF ADVANCES OR RENEWALS ON EXISTING LOANS/LEASES:

Commercial and industrial loans	(15,195)	—	(22,948)	2,857	—	(35,286)
Commercial real estate loans	(4,909)	—	5,958	(2,408)	36	(1,323)
Direct financing leases	—	(8,318)	—	—	—	(8,318)
Residential real estate loans	(9,135)	—	(4,211)	(3,399)	—	(16,745)
Installment and other consumer loans	(2,039)	—	(3,213)	84	—	(5,168)

	$(31,278)	$(8,318)	$(24,414)	$(2,866)	$36	(66,840)

BALANCE AS OF MARCH 31, 2010:

Commercial and industrial loans	211,965	—	132,378	81,614	—	425,957
Commercial real estate loans	267,341	—	200,577	106,363	(2,243)	572,038
Direct financing leases	—	88,374	—	—	—	88,374
Residential real estate loans	33,101	—	22,065	14,108	—	69,274
Installment and other consumer loans	46,814	—	21,281	13,062	—	81,157

	559,221	88,374	376,301	215,147	(2,243)	1,236,800
Plus deferred loan/lease origination costs, net of fees	48	2,142	(443)	8	—	1,754

Gross loans/leases receivable	$559,269	$90,516	$375,858	$215,155	$(2,243)	1,238,554

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Changes in the allowance for estimated losses on loans/leases for the three months ended March 31, 2010 and 2009 are presented as follows:

	Three months ended
	March 31, 2010	March 31, 2009
	(dollars in thousands)

Balance, beginning	$22,505	$17,809
Provisions charged to expense	1,603	4,359
Loans/leases charged off	(1,373)	(1,466)
Recoveries on loans/leases previously charged off	150	471

Balance, ending	$22,885	$21,173

The allowance for estimated losses on loans/leases was $22.9 million at March 31, 2010 compared to $22.5 million at December 31, 2009, an increase of $381 thousand, or 2%. The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase/decrease in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated less than “fair quality” and carrying aggregate exposure in excess of $100 thousand. The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff, and reported to management and the board of directors. The Company’s allowance for estimated losses on loans/leases to gross loans/leases increased to 1.85% at March 31, 2010 from 1.81% at December 31, 2009.
Although management believed that the allowance for estimated losses on loans/leases at March 31, 2010 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The table below presents the amounts of nonperforming assets.

	As of March 31,	As of December 31,	As of December 31,
	2010	2009	2008
	(dollars in thousands)

Nonaccrual loans/leases (1)	$33,296	$28,742	$20,828
Accruing loans/leases past due 90 days or more	57	89	222
Troubled debt restructures	154	1,201	—
Other real estate owned	8,972	9,286	3,857
Other repossessed assets	440	1,071	450

	$42,919	$40,389	$25,357

Nonperforming loans/leases to total loans/leases	2.71%	2.41%	1.73%
Nonperforming assets to total loans/leases plus reposessed property	3.44%	3.22%	2.08%
Nonperforming assets to total assets	2.34%	2.27%	1.58%
Texas ratio (2)	29.13%	27.47%	23.67%

(1)	Includes government guaranteed portion

(2)	Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance for Estimated Losses on Loans/Leases
Nonperforming assets at March 31, 2010 were $42.9 million, up $2.5 million, or 6%, from $40.4 million at December 31, 2009. The large majority of the nonperforming assets consists of nonaccrual loans/leases and other real estate owned. For those nonaccrual loans/leases and all other classified assets, management has thoroughly reviewed these loans/leases and has provided specific reserves as appropriate. As previously noted, the Company’s allowance for estimated losses on loans/leases to gross loans/leases increased to 1.85% at March 31, 2010 from 1.81% at December 31, 2009, and from 1.47% at December 31, 2008.
Bank-owned life insurance increased $2.9 million, or 10%, during the first quarter of 2010. The Company has earned a yield (unadjusted for tax effect) on bank-owned life insurance of 4.33% and 4.23% for the three months ended March 31, 2010 and 2009, respectively.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Deposits increased by $60.0 million, or 6%, during the first quarter of 2010. The table below presents the composition of the Company’s deposit portfolio.

	As of March 31,	As of December 31,	As of December 31,
	2010	2009	2008
	(dollars in thousands)

Non-interest bearing demand deposits	$208,659	$207,844	$161,126
Interest bearing demand deposits	386,124	393,732	355,990
Savings deposits	34,957	34,195	31,756
Time deposits	428,638	382,798	386,097
Brokered time deposits	90,911	70,754	123,990

	$1,149,289	$1,089,323	$1,058,959

The Company has been successful in shifting the deposit mix over the past year with increases in non-interest bearing deposits and a net decline in brokered time deposits. While brokered time deposits increased in the first quarter of 2010, this was the result of management’s efforts to extend the duration of liabilities in the low interest rate environment in order to help mitigate the inherent risk to rising interest rates.
Short-term borrowings decreased $34.6 million, or 23%, from $150.9 million at December 31, 2009 to $116.3 million at March 31, 2010. The subsidiary banks offer short-term repurchase agreements to some of their significant customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of March 31,	As of December 31,
	2010	2009
	(dollars in thousands)

Overnight repurchase agreements with customers	$101,703	$94,090
Federal funds purchased	14,561	56,810

	$116,264	$150,900

FHLB advances increased by $15.1 million, or 7%, to $231.0 million at March 31, 2010 from $215.9 million at December 31, 2009. As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Other borrowings increased $12.2 million, or 9%, from $140.0 million at December 31, 2009 to $152.2 million at March 31, 2010. Other borrowings consist largely of structured wholesale repurchase agreements which are utilized as an alternative funding source to FHLB advances and customer deposits. As a result of a change in accounting rules, effective January 1, 2010, the Company recorded $9.5 million of secured borrowings and $312 thousand of deferred gains related to sales of the government guaranteed portion of certain loans. These secured borrowings do not bear interest and will mature within 90 days of the sales, at which time the sales will be fully recognized for accounting purposes. In addition, during the first quarter of 2010, the Company issued Series A Subordinated Notes in the amount of $2.7 million. See Note 7 for additional detail on the Subordinated Notes.
Stockholders’ equity increased $2.3 million, or 2%, from $125.6 million as of December 31, 2009 to $127.9 million as of March 31, 2010. Net income of $1.2 million for the first three months of 2010 increased retained earnings; however, this was partially offset by declaration and accrual of preferred stock dividends and discount accretion totaling $1.0 million. Specifically regarding the preferred stock dividends, following is the detail:
•	$268 thousand for the quarterly dividend on the outstanding shares of Series B Non-Cumulative Perpetual Preferred Stock at a stated rate of 8.00%,
•	$178 thousand for the quarterly dividend on the outstanding shares of Series C Non-Cumulative Perpetual Preferred Stock at a stated rate of 9.50%, and
•	$587 thousand for the quarterly dividend on the outstanding shares of Series D Cumulative Perpetual Preferred Stock at a stated rate of 5.00%, including the related discount accretion.
It is the Company’s intention to consider the payment of common stock dividends on a semi-annual basis.
Lastly, the available for sale portion of the securities portfolio experienced an increase in fair value of $1.6 million, net of tax, for the first quarter of 2010 as a result of fluctuation in certain market rates at the end of the quarter.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $111.1 million as of March 31, 2010. This was an increase of $39.3 million, or 55%, from $71.8 million as of December 31, 2009.
The Company has a variety of sources of short-term liquidity available, including federal funds purchased from correspondent banks, FHLB advances, structured wholesale repurchase agreements, brokered certificates of deposit, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan participations or sales. At March 31, 2010, the subsidiary banks had 19 lines of credit totaling $143.5 million, of which $35.0 million was secured and $108.5 million was unsecured. At March 31, 2010, all of the $143.5 million was available. Additionally, the Company has a single $20.0 million secured revolving line of credit with a maturity date of April 1, 2011. As of March 31, 2010, the Company had $15.0 million available as the line of credit carried an outstanding balance of $5.0 million.
Throughout its history, the Company has secured additional capital through various resources, including approximately $36.1 million through the issuance of trust preferred securities and $58.2 million through the issuance of preferred stock, of which $38.1 million was issued on February 13, 2009 as part of the Company’s participation in the TCPP.
In the second quarter of 2010, the Company intends to offer up to $25.0 million of shares of a new series of convertible preferred stock in a private offering. As consideration for shares of the new preferred stock, the Company will accept cash or shares of its Series B Non-Cumulative Perpetual Preferred Stock and Series C Non-Cumulative Perpetual Preferred Stock.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The most recent notification from the FDIC categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notifications that management believes have changed each institution’s categories. The Company and the subsidiary banks’ actual capital amounts and ratios as of March 31, 2010 and December 31, 2009 are presented in the following tables (dollars in thousands):

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of March 31, 2010:
Company:
Total risk-based capital	$177,963	12.74%	$111,548	>	8.0%	N/A		N/A
Tier 1 risk-based capital	156,146	11.18%	55,774	>	4.0	N/A		N/A
Leverage ratio	156,146	8.71%	71,693	>	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$95,681	12.26%	$62,424	>	8.0%	$78,031	>	10.00%
Tier 1 risk-based capital	85,904	11.01%	31,212	>	4.0	46,818	>	6.00%
Leverage ratio	85,904	8.75%	39,289	>	4.0	49,111	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$53,399	13.39%	$31,893	>	8.0%	$39,867	>	10.00%
Tier 1 risk-based capital	48,384	12.14%	15,947	>	4.0	23,920	>	6.00%
Leverage ratio	48,384	8.90%	21,738	>	4.0	27,172	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$33,358	15.42%	$17,308	>	8.0%	$21,634	>	10.00%
Tier 1 risk-based capital	30,641	14.16%	8,654	>	4.0	12,981	>	6.00%
Leverage ratio	30,641	11.43%	10,722	>	4.0	13,403	>	5.00%

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
The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the Company’s operations and future prospects are detailed in the “Risk Factors” section included under Item 1.A. of Part I of the Company’s Form 10-K and Item 1.A. of Part II of this report. In addition to the risk factors described in those sections, there are other factors that may impact any public company, including the Company, which could have a material adverse effect on the Company’s operations and future prospects of the Company and its subsidiaries.
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

Part I
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure annually over a five-year horizon, assuming no balance sheet growth and various interest rate scenarios including no change in rates; 200, 400, and 500 basis point upward shifts; and a 100 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes parallel and pro rata shifts in interest rates over a twelve-month period for the 200 basis point upward shift and 100 basis point downward shift. For the 400 basis point upward shift, the model assumes a parallel and pro rata shift in interest rates over a twenty-four (24) month period. For the 500 basis point upward shift, the model assumes a flattening and pro rata shift in interest rates over a twelve-month period where the short-end of the yield curve shifts upward greater than the long-end of the yield curve. The asset/liability management committee of the board of directors has established policy limits of a 10% decline in net interest income for the 200 basis point upward shift and the 100 basis point downward shift. Application of the simulation model analysis at December 31, 2009 demonstrated a 5.10% decrease in interest income in year one with a 200 basis point increase in interest rates, and a 0.90% decrease in net interest income in year one with a 100 basis point decrease in interest rates. The simulation is within the board-established policy limit of a 10% decline in value for both scenarios.
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

Part I
Item 4
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.
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
Item 1.A. Risk Factors
There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. “Risk Factors,” in the Company’s 2009 Annual Report on Form 10-K. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3 Defaults Upon Senior Securities
None
Item 4 [RESERVED]
Item 5 Other Information
None

Part II
PART II — OTHER INFORMATION — continued
Item 6 Exhibits

4.1	Form of Subordinated Note for Series A Subordinated Notes (incorporated herein by reference to Exhibit 4.1 of Registrant’s Form 8-K filed on March 22, 2010).

4.2	Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.2 of Registrant’s Form 8-K filed on March 22, 2010).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC. (Registrant)
Date May 7, 2010	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date May 7, 2010	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer Chief Financial Officer