Form 10-Q
period 2010-06-30
QCR HOLDINGS INC
filed 2010-08-06
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 2, 2010, the Registrant had outstanding 4,600,344 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$36,710,669	$35,878,046
Federal funds sold	34,190,000	6,598,333
Interest-bearing deposits at financial institutions	30,232,577	29,329,413

Securities held to maturity, at amortized cost	300,000	350,000
Securities available for sale, at fair value	424,707,369	370,170,459

Total securities	425,007,369	370,520,459

Loans receivable held for sale	5,836,214	6,135,130
Loans/leases receivable held for investment	1,204,964,931	1,238,184,436

Gross loans/leases receivable	1,210,801,145	1,244,319,566
Less allowance for estimated losses on loans/leases	(21,560,963)	(22,504,734)

Net loans/leases receivable	1,189,240,182	1,221,814,832

Premises and equipment, net	32,003,820	31,454,893
Goodwill	3,222,688	3,222,688
Accrued interest receivable	7,593,454	7,565,513
Bank-owned life insurance	32,854,961	29,694,077
Prepaid FDIC insurance	6,601,553	7,801,076
Restricted investment securities	16,487,550	15,210,100
Other assets	21,570,312	20,556,677

Total assets	$1,835,715,135	$1,779,646,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$216,528,729	$207,843,554
Interest-bearing	903,727,111	881,479,172

Total deposits	1,120,255,840	1,089,322,726

Short-term borrowings	133,035,187	150,899,571
Federal Home Loan Bank advances	233,750,000	215,850,000
Other borrowings	156,150,723	140,059,841
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	22,438,602	21,834,093

Total liabilities	1,701,715,352	1,654,051,231

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; shares authorized 250,000	63,237	38,805
June 2010 — 63,237 shares issued and outstanding
December 2009 — 38,805 shares issued and outstanding
Common stock, $1 par value; shares authorized 20,000,000	4,715,170	4,674,536
June 2010 — 4,715,170 shares issued and 4,593,924 outstanding
December 2009 — 4,674,536 shares issued and 4,553,290 outstanding
Additional paid-in capital	86,063,278	82,194,330
Retained earnings	39,234,525	38,458,477
Accumulated other comprehensive income	3,842,552	135,608
Noncontrolling interests	1,687,531	1,699,630

	135,606,293	127,201,386
Treasury Stock	1,606,510	1,606,510
June 2010 and December 2009 — 121,246 common shares, at cost

Total stockholders’ equity	133,999,783	125,594,876

Total liabilities and stockholders’ equity	$1,835,715,135	$1,779,646,107

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended June 30,

	2010	2009
Interest and dividend income:
Loans/leases, including fees	$17,100,311	$17,910,391
Securities:
Taxable	2,713,261	2,746,713
Nontaxable	227,574	250,129
Interest-bearing deposits at financial institutions	146,898	91,461
Restricted investment securities	107,108	68,478
Federal funds sold	63,947	37,309

Total interest and dividend income	20,359,099	21,104,481

Interest expense:
Deposits	3,414,644	4,902,763
Short-term borrowings	149,403	193,287
Federal Home Loan Bank advances	2,313,970	2,269,321
Other borrowings	1,466,235	1,137,471
Junior subordinated debentures	483,755	513,951

Total interest expense	7,828,007	9,016,793

Net interest income	12,531,092	12,087,688

Provision for loan/lease losses	1,376,189	4,875,745

Net interest income after provision for loan/lease losses	11,154,903	7,211,943

Non-interest income:
Credit card issuing fees, net of processing costs	110,431	292,885
Trust department fees	729,262	701,314
Investment advisory and management fees, gross	471,799	351,367
Deposit service fees	860,318	788,043
Gains on sales of loans, net	553,178	673,212
Gains (losses) on sales of foreclosed assets	(102,102)	186,697
Earnings on bank-owned life insurance	286,150	322,246
Other	629,034	496,198

Total non-interest income	3,538,070	3,811,962

Non-interest expense:
Salaries and employee benefits	7,068,315	7,081,337
Professional and data processing fees	1,125,582	1,159,885
Advertising and marketing	243,214	207,353
Occupancy and equipment expense	1,365,326	1,272,915
Stationery and supplies	123,885	146,739
Postage and telephone	235,359	291,518
Bank service charges	110,141	68,187
FDIC and other insurance	883,965	1,470,701
Loan/lease expense	411,097	319,552
Other-than-temporary impairment losses on securities	—	192,014
Other	647,702	404,375

Total non-interest expense	12,214,586	12,614,576

Net income (loss) before income taxes	2,478,387	(1,590,671)
Federal and state income tax expense (benefit)	678,550	(831,159)

Net income (loss)	1,799,837	(759,512)
(continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (continued)
Three Months Ended June 30,

	2010	2009

Net income (loss)	$1,799,837	$(759,512)
Less: Net income attributable to noncontrolling interests	62,336	60,932

Net income (loss) attributable to QCR Holdings, Inc.	$1,737,501	$(820,444)

Less: Preferred stock dividends	1,037,313	1,085,202

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$700,188	$(1,905,646)

Earnings (loss) per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$0.15	(0.42)
Diluted	$0.15	(0.42)

Weighted average common shares outstanding	4,591,319	4,540,854
Weighted average common and common equivalent shares outstanding	4,649,413	4,540,854

Cash dividends declared per common share	$0.04	$0.04
See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Six Months Ended June 30,

	2010	2009
Interest and dividend income:
Loans/leases, including fees	$34,613,800	$35,770,421
Securities:
Taxable	5,175,941	5,366,750
Nontaxable	456,298	502,542
Interest-bearing deposits at financial institutions	291,816	110,256
Restricted investment securities	212,587	81,560
Federal funds sold	85,234	56,146

Total interest and dividend income	40,835,676	41,887,675

Interest expense:
Deposits	6,789,653	10,229,736
Short-term borrowings	318,249	359,008
Federal Home Loan Bank advances	4,558,047	4,529,967
Other borrowings	2,855,354	1,891,781
Junior subordinated debentures	962,713	1,032,387

Total interest expense	15,484,016	18,042,879

Net interest income	25,351,660	23,844,796

Provision for loan/lease losses	2,979,418	9,234,288

Net interest income after provision for loan/lease losses	22,372,242	14,610,508

Non-interest income:
Credit card issuing fees, net of processing costs	196,573	538,750
Trust department fees	1,635,050	1,419,429
Investment advisory and management fees, gross	906,494	702,412
Deposit service fees	1,683,086	1,615,017
Gains on sales of loans, net	722,132	1,085,123
Gains (losses) on sales of foreclosed assets	(80,935)	186,697
Earnings on bank-owned life insurance	620,656	613,286
Other	1,050,364	1,307,290

Total non-interest income	6,733,420	7,468,004

Non-interest expense:
Salaries and employee benefits	13,959,319	13,845,947
Professional and data processing fees	2,282,980	2,283,243
Advertising and marketing	409,455	452,882
Occupancy and equipment expense	2,736,672	2,594,007
Stationery and supplies	244,283	277,849
Postage and telephone	498,099	519,283
Bank service charges	171,392	155,733
FDIC and other insurance	1,687,491	2,089,896
Loan/lease expense	980,112	651,716
Other-than-temporary impairment losses on securities	—	206,369
Losses on lease residual values	617,000	—
Writedown in value of foreclosed assets	363,713	—
Other	1,069,705	650,150

Total non-interest expense	25,020,221	23,727,075

Net income (loss) before income taxes	4,085,441	(1,648,563)
Federal and state income tax expense (benefit)	1,070,671	(1,124,841)

Net income (loss)	3,014,770	(523,722)
(continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (continued)
 Six Months Ended June 30,

	2010	2009

Net income (loss)	$3,014,770	$(523,722)
Less: Net income (loss) attributable to noncontrolling interests	(14,740)	212,378

Net income (loss) attributable to QCR Holdings, Inc.	$3,029,510	$(736,100)

Less: Preferred stock dividends	2,070,732	1,780,930

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$958,778	$(2,517,030)

Earnings (loss) per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.21	(0.56)
Diluted	$0.21	(0.56)

Weighted average common shares outstanding	4,582,542	4,532,353
Weighted average common and common equivalent shares outstanding	4,615,866	4,532,353

Cash dividends declared per common share	$0.04	$0.04
See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2010 and 2009

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income	Interests	Stock	Total
Balance December 31, 2009	$38,805	$4,674,536	$82,194,330	$38,458,477	$135,608	$1,699,630	$(1,606,510)	$125,594,876
Comprehensive income:
Net income	—	—	—	1,292,009	—	(77,076)	—	1,214,933
Other comprehensive income, net of tax	—	—	—	—	1,663,236	—	—	1,663,236

Comprehensive income								2,878,169

Preferred cash dividends declared and accrued	—	—	—	(924,088)	—	—	—	(924,088)
Discount accretion on cumulative preferred stock	—	—	109,331	(109,331)	—	—	—	—
Proceeds from issuance of warrants to purchase 54,000 shares of common stock in conjunction with the issuance of Series A Subordinated Notes	—	—	84,240	—	—	—	—	84,240
Proceeds from issuance of 6,270 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	—	6,270	40,849	—	—	—	—	47,119
Exchange of 367 shares of common stock in connection with payroll taxes for restricted stock	—	(367)	(2,730)	—	—	—	—	(3,097)
Stock compensation expense	—	—	181,489					181,489
Restricted stock awards	—	23,598	(23,598)	—	—	—	—	—
Other adjustments to noncontrolling interests	—	—	—	—	—	(2,065)	—	(2,065)

Balance March 31, 2010	$38,805	$4,704,037	$82,583,911	$38,717,067	$1,798,844	$1,620,489	$(1,606,510)	$127,856,643

Comprehensive income:
Net income	—	—	—	1,737,501	—	62,336	—	1,799,837
Other comprehensive income, net of tax	—	—	—	—	2,043,708	—	—	2,043,708

Comprehensive income								3,843,545

Common cash dividends declared, $0.04 per share	—	—	—	(182,730)	—	—	—	(182,730)
Preferred cash dividends declared and accrued	—	—	—	(924,088)	—	—	—	(924,088)
Discount accretion on cumulative preferred stock	—	—	113,225	(113,225)	—	—	—	—
Exchange of 268 shares of Series B Non-Cumulative Perpetual Preferred Stock for 13,400 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	13,132	—	(13,132)	—	—	—	—	—
Exchange of 300 shares of Series C Non-Cumulative Perpetual Preferred Stock for 7,500 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	7,200	—	(7,200)	—	—	—	—	—
Proceeds from issuance of 4,100 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	4,100	—	3,199,333	—	—	—	—	3,203,433
Proceeds from issuance of 9,629 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	—	9,629	62,733	—	—	—	—	72,362
Proceeds from the issuance of 1,504 shares of common stock in connection with options exercised	—	1,504	11,715	—	—	—	—	13,219
Stock compensation expense	—	—	112,693					112,693
Other adjustments to noncontrolling interests	—	—	—	—	—	4,706	—	4,706

Balance June 30, 2010	$63,237	$4,715,170	$86,063,278	$39,234,525	$3,842,552	$1,687,531	$(1,606,510)	$133,999,783

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income	Interests	Stock	Total
Balance December 31, 2008	$568	$4,630,883	$43,090,268	$40,893,304	$3,628,360	$1,858,298	$(1,606,510)	$92,495,171
Comprehensive income:
Net income	—	—	—	84,344	—	151,446	—	235,790
Other comprehensive loss, net of tax	—	—	—	—	(745,735)	—	—	(745,735)

Comprehensive loss								(509,945)

Preferred cash dividends declared and accrued	—	—	—	(446,125)	—	—	—	(446,125)
Proceeds from issuance of 38,237 shares of preferred stock and common stock warrant	38,237	—	38,014,586	—	—	—	—	38,052,823
Proceeds from issuance of 5,821 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	—	5,821	46,568	—	—	—	—	52,389
Stock compensation expense	—	—	246,201	—	—	—	—	246,201
Restricted stock awards	—	15,908	(15,908)	—	—	—	—	—
Other adjustments to noncontrolling interests	—	—	—	—	—	(96,971)	—	(96,971)

Balance March 31, 2009	$38,805	$4,652,612	$81,381,715	$40,531,523	$2,882,625	$1,912,773	$(1,606,510)	$129,793,543

Comprehensive income (loss):
Net income (loss)	—	—	—	(820,444)	—	60,932	—	(759,512)
Other comprehensive loss, net of tax	—	—	—	—	(536,287)	—	—	(536,287)

Comprehensive loss								(1,295,799)

Common cash dividends declared $0.04 per share	—	—	—	(181,178)	—	—	—	(181,178)
Preferred cash dividends declared	—	—	—	(934,709)	—	—	—	(934,709)
Cumulative preferred dividends accrued and discount accretion	—	—	400,096	(400,096)	—	—	—	—
Proceeds from issuance of 11,359 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	—	11,359	67,858	—	—	—	—	79,217
Exchange of 830 shares of common stock in connection with payroll taxes for restricted stock	—	(830)	(6,889)	—	—	—	—	(7,719)
Stock compensation expense	—	—	140,350	—	—	—	—	140,350
Purchase of noncontrolling interests	—	—	(78,960)	—	—	(231,040)	—	(310,000)
Distributions to noncontrolling interest partners	—	—	—	—	—	(103,449)	—	(103,449)

Balance June 30, 2009	$38,805	$4,663,141	$81,904,170	$38,195,096	$2,346,338	$1,639,216	$(1,606,510)	$127,180,256

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) attributable to QCR Holdings, Inc.	$3,029,510	$(736,100)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,294,578	1,463,982
Provision for loan/lease losses	2,979,418	9,234,288
Amortization of offering costs on subordinated debentures	7,158	7,158
Stock-based compensation expense	371,436	351,329
Net (loss) income attributable to noncontrolling interests	(14,740)	212,378
Losses (gains) on sales of foreclosed assets, net	80,935	(186,697)
Amortization of premiums on securities, net	1,804,503	656,308
Other-than-temporary impairment losses on securities	—	206,369
Losses on lease residual values	617,000	—
Writedowns in value of foreclosed assets	363,713	—
Loans originated for sale	(49,278,922)	(95,597,081)
Proceeds on sales of loans	50,299,970	97,052,436
Gains on sales of loans, net	(722,132)	(1,085,123)
(Increase) decrease in accrued interest receivable	(27,941)	266,612
Amortization of prepaid FDIC insurance premiums	1,199,523	—
Increase in other assets	(2,468,908)	(330,013)
Increase (decrease) in other liabilities	526,158	(2,126,685)

Net cash provided by operating activities	$10,061,259	$9,389,161

CASH FLOWS FROM INVESTING ACTIVITIES
Net (decrease) increase in federal funds sold	(27,591,667)	9,023,763
Net increase in interest-bearing deposits at financial institutions	(903,164)	(38,433,469)
Proceeds from sales of foreclosed assets	1,674,345	736,697
Activity in securities portfolio:
Purchases	(190,707,222)	(156,609,079)
Calls, maturities and redemptions	140,067,000	88,259,205
Paydowns	234,858	180,581
Purchases of restricted investment securities	(1,277,450)	(442,150)
Activity in bank-owned life insurance:
Purchases	(3,150,000)	—
Increase in cash value of bank-owned life insurance	(620,656)	(613,286)
Surrender of policy	609,772	—
Net decrease (increase) in loans/leases originated and held for investment	25,831,974	(16,300,949)
Purchase of premises and equipment	(1,843,505)	(750,895)

Net cash used in investing activities	$(57,675,715)	$(114,949,582)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease (increase) in deposit accounts	30,933,114	(29,922,373)
Net (decrease) increase in short-term borrowings	(17,864,384)	37,488,285
Activity in Federal Home Loan Bank advances:
Advances	30,000,000	—
Payments	(12,100,000)	(9,345,000)
Net increase in other borrowings	13,475,122	64,487,305
Proceeds from issuance of Series A Subordinated Notes and detachable warrants to purchase 54,000 shares of common stock	2,700,000	—
Payment of cash dividends	(2,029,809)	(1,565,869)
Proceeds from issuance of Series E Noncumulative Convertible Perpetual Preferred Stock, net	3,203,433	—
Proceeds from issuance of Series D Cumulative Perpetual Preferred Stock and common stock warrant, net	—	38,052,823
Proceeds from issuance of common stock, net	129,603	123,887
Purchase of noncontrolling interest	—	(310,000)

Net cash provided by financing activities	$48,447,079	$99,009,058

Net increase (decrease) in cash and due from banks	832,623	(6,551,363)
Cash and due from banks, beginning	35,878,046	33,464,074

Cash and due from banks, ending	$36,710,669	$26,912,711

Supplemental disclosure of cash flow information, cash payments for:
Interest	$15,759,012	$18,806,850

Income/franchise taxes	$1,472,491	$1,722,968

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains (losses) on securities available for sale, net	$3,706,944	$(1,282,022)

Transfers of loans to other real estate owned	$2,847,342	$221,816

See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2010
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
The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim periods ended June 30, 2010, are not necessarily indicative of the results expected for the year ending December 31, 2010.
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
The Company accounts for stock-based compensation with measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. Stock-based compensation expense totaled $371 thousand and $351 thousand for the six months ended June 30, 2010 and 2009, respectively. A key component in the calculation of stock-based compensation expense is the market price of the Company’s stock.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
Reclassifications: Certain amounts in the prior year financial statements have been reclassified, with no effect on net income (loss) or stockholders’ equity, to conform with current period presentation.
Recent accounting developments: In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820); Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
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
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses (also known as “allowance for estimated losses on loans/leases”) and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company will begin to include these disclosures in the notes to the financial statements for the year ending December 31, 2010.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 2 — INVESTMENT SECURITIES
The amortized cost and fair value of investment securities as of June 30, 2010 and December 31, 2009 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
June 30, 2010:
Securities held to maturity, other bonds	$300,000	$—	$—	$300,000

Securities available for sale:
U.S. govt. sponsored agency securities	$395,511,091	$5,173,220	$(2,636)	$400,681,675
Residential mortgage-backed securities	294,161	7,963	—	302,124
Municipal securities	21,415,435	1,009,384	(87,024)	22,337,795
Trust preferred securities	200,000	—	(95,200)	104,800
Other securities	1,182,615	101,037	(2,677)	1,280,975

	$418,603,302	$6,291,604	$(187,537)	$424,707,369

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
December 31, 2009:
Securities held to maturity, other bonds	$350,000	$—	$—	$350,000

Securities available for sale:
U.S. govt. sponsored agency securities	345,623,347	1,525,150	(2,124,049)	345,024,448
Residential mortgage-backed securities	481,460	14,847	—	496,307
Municipal securities	22,005,875	922,942	(79,025)	22,849,792
Trust preferred securities	200,000	—	(100,800)	99,200
Other securities	1,641,759	66,737	(7,784)	1,700,712

	$369,952,441	$2,529,676	$(2,311,658)	$370,170,459

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2010 and December 31, 2009, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2010:
Securities available for sale:
U.S. govt. sponsored agency securities	$2,071,570	$(2,636)	$—	$—	$2,071,570	$(2,636)
Municipal securities	—	—	1,763,119	(87,024)	1,763,119	(87,024)
Trust preferred securities	—	—	104,800	(95,200)	104,800	(95,200)
Other securities	9,542	(1,927)	2,950	(750)	12,492	(2,677)

	$2,081,112	$(4,563)	$1,870,869	$(182,974)	$3,951,981	$(187,537)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2009:
Securities available for sale:
U.S. govt. sponsored agency securities	$172,292,005	$(2,001,229)	$2,877,180	$(122,820)	$175,169,185	$(2,124,049)
Municipal securities	2,629,191	(40,245)	1,086,919	(38,780)	3,716,110	(79,025)
Trust preferred securities	—	—	99,200	(100,800)	99,200	(100,800)
Other securities	32,179	(5,926)	1,842	(1,858)	34,021	(7,784)

	$174,953,375	$(2,047,400)	$4,065,141	$(264,258)	$179,018,516	$(2,311,658)

At June 30, 2010, the investment portfolio included 349 securities. Of this number, 15 securities have current unrealized losses with aggregate depreciation less than 1% from the amortized cost basis. Of these 15, 11 have had unrealized losses for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company does not intend to sell these securities and/or it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At June 30, 2010 and December 31, 2009, the Company’s equity securities represented less than 1% of the total portfolio.
The Company has not recognized other-than-temporary impairment on any debt securities for the three and six months ended June 30, 2010 and 2009, respectively.
For the three and six months ended June 30, 2010, the Company did not recognize other-than-temporary impairment on any equity securities. For the six months ended June 30, 2009, the Company’s evaluation determined that 11 publicly-traded equity securities experienced declines in fair value that were other-than-temporary. As a result, the Company wrote down the value of these securities and recognized losses in the amount of $206 thousand. For the three months ended June 30, 2009, the Company’s evaluation determined 10 publicly-traded equity securities experienced declines in fair value that were other-than-temporary which resulted in recognition of impairment losses totaling $192 thousand.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
For the three and six months ended June 30, 2010 and 2009, there were no sales of investment securities.
The amortized cost and fair value of securities as of June 30, 2010 by contractual maturity are shown below. Expected maturities of residential mortgage-backed securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.

	Amortized
	Cost	Fair Value
Securities held to maturity:
Due in one year or less	$100,000	$100,000
Due after one year through five years	150,000	150,000
Due after five years	50,000	50,000

	$300,000	$300,000

Securities available for sale:
Due in one year or less	$15,286,042	$15,392,254
Due after one year through five years	84,461,186	85,315,062
Due after five years	317,379,298	322,416,954

	$417,126,526	$423,124,270
Residential mortgage-backed securities	294,161	302,124
Other securities	1,182,615	1,280,975

	$418,603,302	$424,707,369

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 3 — EARNINGS PER SHARE
The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$1,799,837	$(759,512)	$3,014,770	$(523,722)
Less: Net income (loss) attributable to noncontrolling interests	62,336	60,932	(14,740)	212,378

Net income (loss) attributable to QCR Holdings, Inc.	$1,737,501	$(820,444)	$3,029,510	$(736,100)

Less: Preferred stock dividends	1,037,313	1,085,202	2,070,732	1,780,930

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$700,188	$(1,905,646)	$958,778	$(2,517,030)

Earnings (loss) per common share attributable to QCR Holdings, Inc.:
Basic	$0.15	$(0.42)	$0.21	$(0.56)
Diluted	$0.15	$(0.42)	$0.21	$(0.56)

Weighted average common shares outstanding	4,591,317	4,540,854	4,582,542	4,532,353
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	58,096	— *	33,324	— *

Weighted average common and common equivalent shares outstanding	4,649,413	4,540,854 *	4,615,866	4,532,353 *

*	In accordance with U.S. GAAP, the common equivalent shares are not considered in the calculation of diluted earnings per share as the numerator is a net loss.
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

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
The Company’s All Other segment includes the operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds. This segment includes the corporate operations of the parent company and the 73% owned real estate holding operations of Velie Plantation Holding Company.
Selected financial information on the Company’s business segments is presented as follows for the three and six months ended June 30, 2010 and 2009.

	Commercial Banking
	Quad City	Cedar Rapids	Rockford	Trust		Intercompany	Consolidated
	Bank & Trust	Bank & Trust	Bank & Trust	Management	All other	Eliminations	Total
Three Months Ended June 30, 2010
Total revenue	$12,261,872	$7,371,122	$3,589,504	$729,262	$3,025,804	$(3,080,395)	$23,897,169
Net interest income	$7,152,812	$4,055,122	$1,931,519	$—	$(608,361)	$—	$12,531,092
Net income attributable to QCR Holdings, Inc.	$1,574,502	$907,870	$287,388	$146,090	$1,824,882	$(3,003,232)	$1,737,501
Total assets	$1,004,181,077	$552,959,177	$280,691,996	$—	$186,315,995	$(188,433,110)	$1,835,715,135
Provision for loan/lease losses	$326,189	$1,050,000	$—	$—	$—	$—	$1,376,189
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$3,222,688

Three Months Ended June 30, 2009
Total revenue	$13,116,609	$7,434,827	$3,427,510	$701,314	$374,602	$(138,419)	$24,916,443
Net interest income	$7,240,440	$3,834,882	$1,512,250	$—	$(599,168)	$99,284	$12,087,688
Net income (loss) attributable to QCR Holdings, Inc.	$1,067,602	$447,419	$(771,359)	$118,428	$(763,131)	$(919,403)	$(820,444)
Total assets	$953,481,386	$503,611,842	$255,483,517	$—	$177,543,585	$(189,263,778)	$1,700,856,552
Provision for loan/lease losses	$2,200,745	$1,350,000	$1,325,000	$—	$—	$—	$4,875,745
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$3,222,688

Six Months Ended June 30, 2010
Total revenue	$24,669,234	$14,323,677	$7,072,877	$1,635,050	$5,517,448	$(5,649,190)	$47,569,096
Net interest income	$14,618,543	$8,023,541	$3,890,837	$—	$(1,181,261)	$—	$25,351,660
Net income attributable to QCR Holdings, Inc.	$2,696,677	$1,671,307	$556,416	$450,167	$3,143,007	$(5,488,064)	$3,029,510
Total assets	$1,004,181,077	$552,959,177	$280,691,996	$—	$186,315,995	$(188,433,110)	$1,835,715,135
Provision for loan/lease losses	$1,002,418	$1,950,000	$27,000	$—	$—	$—	$2,979,418
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$3,222,688

Six Months Ended June 30, 2009
Total revenue	$26,458,957	$14,337,270	$6,820,521	$1,419,429	$1,713,532	$(1,394,030)	$49,355,679
Net interest income	$14,646,413	$7,487,773	$2,981,633	$—	$(1,271,023)	$—	$23,844,796
Net income (loss) attributable to QCR Holdings, Inc.	$2,206,010	$877,789	$(1,334,792)	$280,848	$(601,263)	$(2,164,692)	$(736,100)
Total assets	$953,481,386	$503,611,842	$255,483,517	$—	$177,543,585	$(189,263,778)	$1,700,856,552
Provision for loan/lease losses	$4,348,288	$2,500,000	$2,386,000	$—	$—	$—	$9,234,288
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$3,222,688
NOTE 5 — COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company’s subsidiary banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit, and standby, commercial and similar letters of credit.
As of June 30, 2010 and December 31, 2009, commitments to extend credit aggregated were $449.9 million and $476.5 million, respectively. As of June 30, 2010 and December 31, 2009, standby, commercial and similar letters of credit aggregated were $17.3 million and $17.8 million, respectively. Management does not expect that all of these commitments will be funded.
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
3.	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
Assets measured at fair value on a recurring basis comprise the following at June 30, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2010:
Securities available for sale:
U.S. govt. sponsored agency securities	$400,681,675	$—	$400,681,675	$—
Residential mortgage-backed securities	302,124	—	302,124	—
Municipal securities	22,337,795	—	22,337,795	—
Trust preferred securities	104,800	—	104,800	—
Other securities	1,280,975	179,048	1,101,927	—

	$424,707,369	$179,048	$424,528,321	$—

December 31, 2009:
Securities available for sale:
U.S. govt. sponsored agency securities	$345,024,448	$—	$345,024,448	$—
Residential mortgage-backed securities	496,307	—	496,307	—
Municipal securities	22,849,792	—	22,849,792	—
Trust preferred securities	99,200	—	99,200	—
Other securities	1,700,712	169,939	1,530,773	—

	$370,170,459	$169,939	$370,000,520	$—

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
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
Assets measured at fair value on a non-recurring basis comprise the following at June 30, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2010:
Impaired loans/leases	$22,351,790	$—	$—	$22,351,790
Other real estate owned	10,702,414	—	—	10,702,414

	$33,054,205	$—	$—	$33,054,205

December 31, 2009:
Impaired loans/leases	$17,630,752	$—	$—	$17,630,752
Other real estate owned	10,029,281	—	—	10,029,281

	$27,660,032	$—	$—	$27,660,032

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

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	As of June 30, 2010		As of December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and due from banks	$36,710,669	$36,710,669	$35,878,046	$35,878,046
Federal funds sold	34,190,000	34,190,000	6,598,333	6,598,333
Interest-bearing deposits at financial institutions	30,232,577	30,232,577	29,329,413	29,329,413
Investment securities:
Held to maturity	300,000	350,000	350,000	350,000
Available for sale	424,707,369	424,707,369	370,170,459	370,170,459
Loans/leases receivable, net	1,189,240,182	1,204,203,000	1,221,814,832	1,222,885,000
Accrued interest receivable	7,593,454	7,593,454	7,565,513	7,565,513
Deposits	1,120,255,840	1,124,714,000	1,089,322,726	1,094,430,000
Short-term borrowings	133,035,187	133,035,187	150,899,571	150,899,571
Federal Home Loan Bank advances	233,750,000	251,827,000	215,850,000	229,927,000
Other borrowings	156,150,723	168,367,000	140,059,841	145,135,000
Accrued interest payable	2,676,423	2,676,423	2,951,419	2,951,419

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

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
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
NOTE 7 — ISSUANCE OF SERIES E PREFERRED STOCK
On June 30, 2010, the Company closed a private placement offering resulting in the issuance of 25,000 shares of Series E Non-Cumulative Convertible Perpetual Preferred Stock (“Series E Preferred Stock”) for an aggregate purchase price of $25.0 million, or $1,000 per share. The private placement was fully subscribed and resulted in the exchange of $20.9 million (gross amount includes related issuance costs) of the Company’s previously outstanding Series B and Series C Non-Cumulative Perpetual Preferred Stock (“Series B and Series C Preferred Stock”) and $4.1 million (gross amount includes related issuance costs) of new capital from cash investors.
The Series E Preferred Stock carries a stated dividend rate of 7.00% and is convertible by the holder into shares of common stock at a per share conversion price of $12.15, subject to anti-dilution adjustments upon the occurrence of certain events. In addition, the Company can exercise a conversion option on or after the third anniversary of the issue date, at the same $12.15 conversion price, subject to certain requirements regarding the Company’s common stock price.
The Company’s previously outstanding Series B and Series C Preferred Stock carried stated dividend rates of 8.00% and 9.50%, respectively. All of the outstanding shares of Series B and Series C Preferred Stock were exchanged for the newly issued shares of Series E Preferred Stock.
The Series E Preferred Stock is intended to qualify as Tier 1 capital for regulatory purposes. The Company used the net proceeds from the issuance to further strengthen its capital and liquidity positions.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 8 — RECENT LEGISLATIVE DEVELOPMENTS
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law on July 21, 2010. Although the Act generally became effective immediately, most of the provisions of the Act have a delayed effective date or are subject to further regulatory action. As a result, uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Company’s business, results of operations and financial condition. The Act, among other things:
•	Creates a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;
•	Eliminates the Office of Thrift Supervision and transfers the oversight of federally chartered thrift institutions to the Office of the Comptroller of the Currency;
•	Creates a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank finance companies;
•	Establishes strengthened capital standards for banks and bank holding companies, and disallows trust preferred securities from being included in the Tier 1 capital determination for certain financial institutions;
•	Enhances regulation of financial markets, including derivatives and securitization markets;
•	Contains a series of provisions covering mortgage loan original standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments;
•	Grants the Board of Governors of the Federal Reserve System to the power to regulate debit card interchange fees;
•	Prohibits certain trading activities by banks;
•	Permanently increases of FDIC deposit insurance to $250,000; and
•	Creates an Office of National Insurance with the U.S. Department of Treasury.

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
OVERVIEW
The Company reported net income attributable to QCR Holdings, Inc. (“net income”) of $1.7 million for the quarter ended June 30, 2010, or diluted earnings per share for common stockholders of $0.15 after preferred stock dividends of $1.0 million. By comparison, for the quarter ended March 31, 2010, the Company reported net income of $1.3 million, or diluted earnings per share of $0.06 after preferred stock dividends of $1.0 million. For the second quarter of 2009, the Company reported a net loss of $820 thousand, or diluted earnings per share of ($0.42) after preferred stock dividends of $1.1 million. For the six months ended June 30, 2010, the Company reported net income of $3.0 million compared to a net loss of $736 thousand for the same period in 2009.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The Company’s net interest income for the current quarter totaled $12.5 million, a slight decrease from the prior quarter, and an increase of 4% over the second quarter of 2009. For the six months ended June 30, 2010, the Company reported net interest income of $25.4 million which is a 6% increase over the same period of 2009. Provision for loan/lease losses totaled $1.4 million for the second quarter of 2010, a decrease of $227 thousand from the prior quarter, and a decrease of $3.5 million from the second quarter of 2009. Further, the Company’s provision for loan/lease losses for the first half of 2010 totaled $3.0 million, a reduction of $6.3 million from the same period in 2009.
Net interest income, on a tax equivalent basis, increased $488 thousand, or 4%, to $12.6 million for the quarter ended June 30, 2010, from $12.2 million for the second quarter of 2009. For the second quarter of 2010, average earning assets increased by $108.6 million, or 7%, and average interest-bearing liabilities increased by $67.2 million, or 5%, when compared with average balances for the second quarter of 2009. A comparison of yields, spread and margin from the second quarter of 2010 to the second quarter of 2009 is as follows (on a tax equivalent basis):
•	The average yield on interest-earning assets decreased 49 basis points.
•	The average cost of interest-bearing liabilities decreased 44 basis points.
•	The net interest spread declined 5 basis points from 2.65% to 2.60%.
•	The net interest margin declined 7 basis points from 2.97% to 2.90%.
Net interest income, on a tax equivalent basis, increased $1.5 million, or 6%, to $25.6 million for the six months ended June 30, 2010, from $24.1 million for the same period of 2009. For the first two quarters of 2010, average earning assets increased by $130.8 million, or 8%, and average interest-bearing liabilities increased by $75.6 million, or 5%, when compared with average balances for the same period of 2009. A comparison of yields, spread and margin from the six months ended June 30, 2010 to the same period of 2009 is as follows (on a tax equivalent basis):
•	The average yield on interest-earning assets decreased 53 basis points.
•	The average cost of interest-bearing liabilities decreased 48 basis points.
•	The net interest spread declined 5 basis points from 2.73% to 2.68%.
•	The net interest margin declined 6 basis points from 3.04% to 2.98%.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended June 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$80,638	$64	0.32%	$61,811	$37	0.24%
Interest-bearing deposits at financial institutions	24,549	147	2.40%	36,269	92	1.01%
Investment securities (1)	395,713	3,050	3.08%	303,420	3,117	4.11%
Restricted investment securities	18,087	107	2.37%	14,204	13	0.37%
Gross loans/leases receivable (2) (3) (4)	1,225,503	17,100	5.58%	1,220,175	17,910	5.87%

Total interest earning assets	$1,744,490	20,468	4.69%	$1,635,879	21,169	5.18%

Noninterest-earning assets:
Cash and due from banks	$33,497			$28,436
Premises and equipment	31,803			30,555
Less allowance for estimated losses on loans/leases	(22,276)			(21,862)
Other	72,130			59,192

Total assets	$1,859,644			$1,732,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$377,621	917	0.97%	$371,723	1,003	1.08%
Savings deposits	40,031	29	0.29%	44,003	48	0.44%
Time deposits	511,648	2,469	1.93%	536,269	3,852	2.87%
Short-term borrowings	135,080	149	0.44%	113,696	193	0.68%
Federal Home Loan Bank advances	234,671	2,314	3.94%	210,610	2,269	4.31%
Junior subordinated debentures	36,085	484	5.37%	36,085	514	5.70%
Other borrowings (4)	160,309	1,466	3.66%	115,870	1,138	3.93%

Total interest-bearing liabilities	$1,495,445	7,828	2.09%	$1,428,256	9,017	2.53%

Noninterest-bearing demand deposits	$214,523			$152,210
Other noninterest-bearing liabilities	19,217			22,499

Total liabilities	$1,729,185			$1,602,965

Stockholders’ equity	130,459			129,235

Total liabilities and stockholders’ equity	$1,859,644			$1,732,200

Net interest income		$12,640			$12,152

Net interest spread			2.60%			2.65%

Net interest margin			2.90%			2.97%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.65%			114.54%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

(4)	In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the three months ended June 30, 2010 and 2009, this totalled $16.9 million and none, respectively.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis of Changes of Interest Income/Interest Expense
For the three months ended June 30, 2010

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2010 vs. 2009
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$27	$14	$13
Interest-bearing deposits at financial institutions	55	237	(182)
Investment securities (2)	(67)	(3,449)	3,382
Restricted investment securities	94	90	4
Gross loans/leases receivable (3) (4) (5)	(810)	(1,319)	509

Total change in interest income	$(701)	$(4,427)	$3,726

INTEREST EXPENSE
Interest-bearing demand deposits	$(86)	$(185)	$99
Savings deposits	(19)	(15)	(4)
Time deposits	(1,383)	(1,213)	(170)
Short-term borrowings	(44)	(217)	173
Federal Home Loan Bank advances	45	(864)	909
Junior subordinated debentures	(30)	(30)	—
Other borrowings (5)	328	(482)	810

Total change in interest expense	$(1,189)	$(3,006)	$1,817

Total change in net interest income	$488	$(1,421)	$1,909

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

(5)	In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the three months ended June 30, 2010 and 2009, this totalled $16.9 million and none, respectively.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

	For the six months ended June 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earnings assets:
Federal funds sold	$58,041	85	0.29%	$48,062	56	0.23%
Interest-bearing deposits at financial institutions	26,733	292	2.18%	25,899	111	0.86%
Investment securities (1)	383,973	5,847	3.05%	279,352	6,110	4.37%
Restricted investment securities	16,831	213	2.53%	14,344	82	1.14%
Gross loans/leases receivable (2) (3) (4)	1,228,948	34,614	5.63%	1,216,117	35,770	5.88%

Total interest earning assets	$1,714,526	41,051	4.79%	$1,583,774	42,129	5.32%

Noninterest-earning assets:
Cash and due from banks	$31,130			$29,225
Premises and equipment	31,598			30,755
Less allowance for estimated losses on loans/leases	(22,527)			(20,477)
Other	72,901			60,807

Total assets	$1,827,628			$1,684,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$379,040	1,761	0.93%	$351,140	1,934	1.10%
Savings deposits	40,350	55	0.27%	55,414	252	0.91%
Time deposits	496,941	4,974	2.00%	535,116	8,044	3.01%
Short-term borrowings	135,005	318	0.47%	106,221	359	0.68%
Federal Home Loan Bank advances	228,513	4,558	3.99%	211,410	4,530	4.29%
Junior subordinated debentures	36,085	963	5.34%	36,085	1,032	5.72%
Other borrowings (4)	150,735	2,855	3.79%	95,676	1,892	3.96%

Total interest-bearing liabilities	$1,466,669	15,484	2.11%	$1,391,062	18,043	2.59%

Noninterest-bearing demand deposits	$210,459			$149,965
Other noninterest-bearing liabilities	22,093			22,566

Total liabilities	$1,699,220			$1,563,593

Stockholders’ equity	128,409			120,491

Total liabilities and stockholders’ equity	$1,827,628			$1,684,084

Net interest income		$25,567			$24,086

Net interest spread			2.68%			2.73%

Net interest margin			2.98%			3.04%

Ratio of average interest-earning assets to average interest-bearing liabilities	116.90%			113.85%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

(4)	In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the six months ended June 30, 2010 and 2009, this totalled $8.1 million and none, respectively.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis of Changes of Interest Income/Interest Expense
For the six months ended June 30, 2010

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2010 vs. 2009
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$29	$16	$13
Interest-bearing deposits at financial institutions	181	177	4
Investment securities (2)	(263)	(4,217)	3,954
Restricted investment securities	131	115	16
Gross loans/leases receivable (3) (4) (5)	(1,156)	(2,135)	979

Total change in interest income	$(1,078)	$(6,044)	$4,966

INTEREST EXPENSE
Interest-bearing demand deposits	$(173)	$(522)	$349
Savings deposits	(197)	(142)	(55)
Time deposits	(3,070)	(2,530)	(540)
Short-term borrowings	(41)	(228)	187
Federal Home Loan Bank advances	28	(662)	690
Junior subordinated debentures	(69)	(69)	—
Other borrowings (5)	963	(232)	1,195

Total change in interest expense	$(2,559)	$(4,385)	$1,826

Total change in net interest income	$1,481	$(1,659)	$3,140

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately alloctaed to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

(5)	In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the three months ended June 30, 2010 and 2009, this totalled $8.1 million and none, respectively.

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
Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for estimated losses on loans/leases. The Company’s allowance for estimated losses on loans/leases methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for estimated losses on loans/leases that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for estimated losses on loans/leases if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance for estimated losses on loans/leases. Although management believed the level of the allowance as of June 30, 2010 is adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
RESULTS OF OPERATIONS
INTEREST INCOME
Interest income experienced a decline from $21.1 million for the second quarter of 2009 to $20.4 million for the second quarter of 2010. The Company grew its interest-earnings assets as the average balance increased $108.6 million, or 7%, from the second quarter of 2009 to the same quarter of 2010. Most notably, the average balance of the investment securities portfolio increased $92.3 million, or 30%, and the average balance of the loan/lease portfolio increased only slightly by $5.3 million, or less than 1%. The impact of this growth on interest income was effectively offset as a result of the historically low interest rate environment. The Company’s average yield on interest earning assets decreased 49 basis points from 5.18% for the three months ended June 30, 2009 to 4.69% for the same period in 2010.
For the six months ended June 30, 2010, interest income declined $1.1 million, or 3%, compared to the same period in 2009. As mentioned above, the Company experienced significant growth in the average balances of its securities portfolio and slight growth in the loan/lease portfolio. The impact of this growth on interest income was more than offset by the continuation of the historically low interest rate environment.
INTEREST EXPENSE
Interest expense decreased $1.2 million, or 13%, from $9.0 million for the second quarter of 2009 to $7.8 million for the same quarter of 2010. Although the Company saw an increase in the average balance of interest-bearing liabilities of $67.2 million, or 5%, from the second quarter of 2009 to the same quarter of 2010, the impact of this increase on interest expense was more than offset by the decline in the average cost of interest bearing liabilities. Specifically, the Company’s average cost of interest bearing liabilities was 2.09% for the second quarter of 2010, which was a decrease of 44 basis points when compared to 2.53% for the second quarter of 2009.
For the six months ended June 30, 2010, the Company reported interest expense of $15.5 million which is a reduction of $2.6 million, or 14%, from $18.1 million for the same period in 2009. The Company’s ability to effectively manage the cost of interest-bearing liabilities more than offset the impact of increased volume on interest expense.
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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The Company’s provision for loan/lease losses totaled $1.4 million for the second quarter of 2010, a decrease of $227 thousand from the prior quarter, and a decrease of $3.5 million from the second quarter of 2009. Further, the Company’s provision for loan/lease losses for the first half of 2010 totaled $3.0 million, a reduction of $6.3 million from the same period in 2009. The decreases are partially attributable to the reduction in the overall loan/lease portfolio over the year. In addition, despite an increase in the Company’s nonperforming loans/leases, the Company did not experience a similar increase in specific reserves. The increase in nonperforming loans/leases consisted of a few commercial credits that, upon thorough specific review by management, did not require significant additional reserves due to a strong collateral position or the Company had specifically reserved adequate amounts in prior periods while the loan/lease was still performing.
As a result, the Company’s allowance for estimated losses on loans/leases to gross loans/leases decreased to 1.78% at June 30, 2010 from 1.81% at December 31, 2009, and from 1.84% at June 30, 2009.
NON-INTEREST INCOME
The following tables set forth the various categories of non-interest income for the three months and six months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
Credit card issuing fees, net of processing costs	$110,431	$292,885	$(182,454)	(62.3)%
Trust department fees	729,262	701,314	27,948	4.0
Investment advisory and management fees, gross	471,799	351,367	120,432	34.3
Deposit service fees	860,318	788,043	72,275	9.2
Gains on sales of loans, net	553,178	673,212	(120,034)	(17.8)
Gains (losses) on sales of foreclosed assets	(102,102)	186,697	(288,799)	(100.0)
Earnings on bank-owned life insurance	286,150	322,246	(36,096)	(11.2)
Other	629,034	496,198	132,836	26.8

	$3,538,070	$3,811,962	$(273,892)	(7.2)%

	Six Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
Credit card issuing fees, net of processing costs	$196,573	$538,750	$(342,177)	(63.5)%
Trust department fees	1,635,050	1,419,429	215,621	15.2
Investment advisory and management fees, gross	906,494	702,412	204,082	29.1
Deposit service fees	1,683,086	1,615,017	68,069	4.2
Gains on sales of loans, net	722,132	1,085,123	(362,991)	(33.5)
Gains (losses) on sales of foreclosed assets	(80,935)	186,697	(267,632)	(100.0)
Earnings on bank-owned life insurance	620,656	613,286	7,370	1.2
Other	1,050,364	1,307,290	(256,926)	(19.7)

	$6,733,420	$7,468,004	$(734,584)	(9.8)%

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Credit card issuing fees, net of processing costs, experienced a decrease of $182 thousand, or 62%, from the second quarter of 2009 to the same quarter of 2010. The decrease is primarily a result of increased recurring costs of a new third-party processor. The Company converted to the processor in the first quarter of 2010. The processor provides enhanced service which has increased capacity, efficiencies, and future revenue opportunities as well as decreased the Company’s exposure to fraud within this particular industry. It also has allowed significant reductions in current salaries and benefits expense. For the six months ended June 30, 2010, credit card issuing fees, net of processing costs, experienced a similar decrease as mentioned above. Part of this reduction was due to the increased processing costs; and part was the result of one-time costs related to the conversion in the first quarter of 2010. Management will continue to evaluate the profitability of this business segment.
Trust department fees increased $28 thousand, or 4%, from the second quarter of 2009 to the second quarter of 2010. For the six months ended June 30, 2010, trust department fees increased $216 thousand, or 15%, compared to the same period in 2009. The majority of the trust department fees are determined based on the value of the investments within the managed trusts. As the national economy begins to show early signs of recovery from the recession, market values in many of these investments have experienced some recovery during the first half of 2010.
Investment advisory and management fees increased $120 thousand, or 34%, for the second quarter of 2010 compared to the same quarter of 2009. For the six months ended June 30, 2010, investment advisory and management fees increased $204 thousand, or 29%, compared to the same period in 2009. Similar to trust department fees, these fees are partially determined based on the value of the investments managed. With preliminary signs of economic recovery, market values of many of these investments have experienced increases during the first two quarters of 2010.
Gains on sales of loans, net, declined $120 thousand, or 18%, from the second quarter of 2009 to the second quarter of 2010. For the six months ended June 30, 2010, gains on sales of loans, net, decreased $363 thousand, or 34%, from the same period in 2009. This consists primarily of sales of residential mortgages. The Company experienced increased loan origination and sales activity for these loan types in 2009 as a result of the reduction in interest rates and the resulting increase in residential mortgage refinancing transactions. The Company has experienced slowing of these refinancing transactions in the first two quarters of 2010 as many customers executed a refinancing in 2009.
The Company recognized net losses on sales of foreclosed assets during the second quarter of 2010 and the first half of 2010. By comparison, the Company recognized net gains on sales of foreclosed assets for the same periods in 2009. These amounts tend to fluctuate depending on the individual property or equipment being sold.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
NON-INTEREST EXPENSE
The following table sets forth the various categories of non-interest expense for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
Salaries and employee benefits	$7,068,315	$7,081,337	$(13,022)	(0.2)%
Professional and data processing fees	1,125,582	1,159,885	(34,303)	(3.0)
Advertising and marketing	243,214	207,353	35,861	17.3
Occupancy and equipment expense	1,365,326	1,272,915	92,411	7.3
Stationery and supplies	123,885	146,739	(22,854)	(15.6)
Postage and telephone	235,359	291,518	(56,159)	(19.3)
Bank service charges	110,141	68,187	41,954	61.5
FDIC and other insurance	883,965	1,470,701	(586,736)	(39.9)
Loan/lease expense	411,097	319,552	91,545	28.6
Other-than-temporary impairment losses on securities	—	192,014	(192,014)	(100.0)
Other	647,702	404,375	243,327	60.2

	$12,214,586	$12,614,576	$(399,990)	(3.2)%

	Six Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change
Salaries and employee benefits	$13,959,319	$13,845,947	$113,372	0.8%
Professional and data processing fees	2,282,980	2,283,243	(263)	(0.0)
Advertising and marketing	409,455	452,882	(43,427)	(9.6)
Occupancy and equipment expense	2,736,672	2,594,007	142,665	5.5
Stationery and supplies	244,283	277,849	(33,566)	(12.1)
Postage and telephone	498,099	519,283	(21,184)	(4.1)
Bank service charges	171,392	155,733	15,659	10.1
FDIC and other insurance	1,687,491	2,089,896	(402,405)	(19.3)
Loan/lease expense	980,112	651,716	328,396	50.4
Other-than-temporary impairment losses on securities	—	206,369	(206,369)	(100.0)
Losses on lease residual values	617,000	—	617,000	100.0
Writedowns in value of foreclosed assets	363,713	—	363,713	100.0
Other	1,069,705	650,150	419,555	64.5

	$25,020,221	$23,727,075	$1,293,146	5.5%

Salaries and employee benefits, which is the largest component of non-interest expense, decreased slightly from the second quarter of 2009 to the same quarter of 2010. For the six months ended June 30, 2010, salaries and employee benefits increased slightly when compared to the same period of 2009. This modest increase is largely the result of increases in health insurance-related employee benefits for the majority of the Company’s employees as the Company did not increase salaries across the employee base as of January 1, 2010. The Company’s employee base has stabilized over the past year as full-time equivalents have remained relatively flat.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
FDIC and other insurance expense decreased $587 thousand, or 40%, for the second quarter of 2010 compared to the same quarter of 2009. For the six months ended June 30, 2010, FDIC and other insurance expense decreased $402 thousand, or 19%, compared to the same period in 2009. The decrease was primarily the result of accruing for the FDIC’s one-time special assessment during the second quarter of 2009. For the remainder of 2009 and the first half of 2010, the FDIC has not required additional one-time special assessments.
Loan/lease expense increased $92 thousand, or 29%, from the second quarter of 2009 to the second quarter of 2010. For the six months ended June 30, 2010, loan/lease expense increased $328 thousand, or 50%, compared to the same period in 2009. In conjunction with the increase in nonperforming assets over the past year, the Company has incurred increased carrying costs and workout expenses related to these nonperforming assets.
During the Company’s periodic review of the investment portfolio, management identified 10 publicly-traded equity investment securities owned by the Holding Company that experienced declines in fair value determined to be other-than-temporary. As a result, the Company wrote down the value of these securities and recognized losses in the amount of $192 thousand in the second quarter of 2009. In the first quarter of 2009, the Company identified one similar equity investment owned by the Holding Company that experienced a decline in fair value totaling $14 thousand that was deemed to be other-than-temporary. For the six months ended June 30, 2009, the Company recognized losses in the amount of $206 thousand. The Company has not recognized other-than-temporary impairment on any securities during the first half of 2010.
During the first quarter of 2010, the Company recognized losses in residual values for two direct financing equipment leases. The sharp declines in value were isolated and attributable to changes in unique market conditions during the quarter related to the specific equipment. Management continues to perform periodic and specific reviews of its residual values, and has identified modest residual risk remaining in the lease portfolio.
Included in other non-interest expense, the Company recorded a loss due to wire transfer fraud totaling $294 thousand during the second quarter of 2010.
INCOME TAXES
The provision for income taxes totaled $679 thousand for the second quarter of 2010 compared to a benefit of $831 thousand for the same quarter in 2009. The increase was the result of an increase in net income as the Company earned $2.5 million before income taxes for the three months ended June 30, 2010 compared to a net loss before income taxes of $1.6 million for the same period in 2009.
For the six months ended June 30, 2010, the provision for income taxes totaled $1.1 million compared to a benefit of $1.1 million for the same period in 2009. The increase was the result of an increase in net income as the Company reported $4.1 million of income before taxes for the first half of 2010 compared to a net loss before taxes of $1.6 million for the same period in 2009.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
FINANCIAL CONDITION
Total assets of the Company increased by $56.1 million, or 3%, to $1.84 billion at June 30, 2010 from $1.78 billion at December 31, 2009. The growth resulted primarily from its securities available for sale portfolio and a net increase in the Company’s federal funds sold position, funded by increases in deposits and Federal Home Loan Bank advances.
The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return. Securities increased by $54.5 million, or 15%, over the first half of 2010. The increase was the result of continued weakened loan/lease demand and the Company’s increased focus on liquidity. The Company’s securities available for sale portfolio consists largely of U.S. government sponsored agency securities. Residential mortgage-backed securities represents less than 1% of the entire portfolio as of June 30, 2010. The Company has not invested in commercial mortgage-backed securities. See Note 2 for additional information regarding the Company’s securities portfolio.
Gross loans/leases receivable experienced a decline of $33.5 million, or 3%, during the first half of 2010. The Company originated $146.6 million of new loans/leases to new and existing customers during the first half of 2010; however, this was outpaced by payments and maturities as the Company’s markets continued to experience weakened loan/lease demand.
Consistent with the intention of the Treasury Capital Purchase Program (“TCPP”), the Company is committed to providing transparency surrounding its utilization of the proceeds from participation in the TCPP including its lending activities and support of the existing communities served. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the table on the following page along with a rollforward of activity for the six months ended June 30, 2010.
The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans below. In addition, the Company has not originated any subprime, Alt-A, no documentation, or stated income residential real estate loans throughout its history.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
QCR HOLDINGS, INC. AND SUBSIDIARIES
ROLLFORWARD OF LENDING/LEASING ACTIVITY
For the six months ended June 30, 2010

	Quad City	m2	Cedar Rapids	Rockford	Intercompany	Consolidated
	Bank & Trust	Lease Funds	Bank & Trust	Bank & Trust	Elimination	Total
	(dollars in thousands)
BALANCE AS OF DECEMBER 31, 2009:

Commercial and industrial loans	$207,917	$—	$137,786	$58,270	$—	$403,973
Commercial real estate loans	271,858	—	199,384	124,607	(2,279)	593,570
Direct financing leases	—	90,059	—	—	—	90,059
Residential real estate loans	33,220	—	21,983	15,405	—	70,608
Installment and other consumer loans	48,057	—	24,075	12,139	—	84,271

	561,052	90,059	383,228	210,421	(2,279)	1,242,481
Plus deferred loan/lease origination costs, net of fees	63	2,207	(427)	(4)	—	1,839

Gross loans/leases receivable	$561,115	$92,266	$382,801	$210,417	$(2,279)	$1,244,320

ORIGINATION OF NEW LOANS/LEASES:

Commercial and industrial loans	21,866	—	19,096	12,558	—	53,520
Commercial real estate loans	17,821	—	18,201	1,717	—	37,739
Direct financing leases	—	10,815	—	—	—	10,815
Residential real estate loans	26,821	—	5,655	4,961	—	37,437
Installment and other consumer loans	3,072	—	2,713	1,353	—	7,138

	$69,580	$10,815	$45,665	$20,589	$—	$146,649

PAYMENTS/MATURITIES/SALES/CHARGE-OFFS, NET OF ADVANCES OR RENEWALS ON EXISTING LOANS/LEASES:

Commercial and industrial loans	(32,593)	—	(32,985)	(5,548)	—	(71,126)
Commercial real estate loans	(26,782)	—	(10,438)	(8,240)	72	(45,388)
Direct financing leases	—	(16,844)	—	—	—	(16,844)
Residential real estate loans	(26,713)	—	(5,286)	(7,000)	—	(38,999)
Installment and other consumer loans	(2,516)	—	(4,552)	(512)	—	(7,580)

	$(88,604)	$(16,844)	$(53,261)	$(21,300)	$72	$(179,937)

BALANCE AS OF JUNE 30, 2010:

Commercial and industrial loans	197,190	—	123,897	65,280	—	386,367
Commercial real estate loans	262,897	—	207,147	118,084	(2,207)	585,921
Direct financing leases	—	84,030	—	—	—	84,030
Residential real estate loans	33,328	—	22,352	13,366	—	69,046
Installment and other consumer loans	48,613	—	22,236	12,980	—	83,829

	542,028	84,030	375,632	209,710	(2,207)	1,209,193
Plus deferred loan/lease origination costs, net of fees	58	2,009	(455)	(4)	—	1,608

Gross loans/leases receivable	$542,086	$86,039	$375,177	$209,706	$(2,207)	$1,210,801

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Changes in the allowance for estimated losses on loans/leases for the three and six months ended June 30, 2010 and 2009 are presented as follows:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(dollars in thousands)		(dollars in thousands)
Balance, beginning	$22,885	$21,173	$22,505	$17,809
Provisions charged to expense	1,376	4,876	2,979	9,234
Loans/leases charged off	(2,890)	(3,866)	(4,264)	(4,917)
Recoveries on loans/leases previously charged off	190	312	341	369

Balance, ending	$21,561	$22,495	$21,561	$22,495

The allowance for estimated losses on loans/leases was $21.6 million at June 30, 2010 compared to $22.9 million at March 31, 2010 and $22.5 million at December 31, 2009, decreases of 6% and 4%, respectively. The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase/decrease in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated less than “fair quality” and carrying aggregate exposure in excess of $100 thousand. The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff and reported to management and the board of directors. The Company’s allowance for estimated losses on loans/leases to gross loans/leases was 1.78% at June 30, 2010 which is down from 1.85% at March 31, 2010, and down from 1.81% at December 31, 2009.
Although management believed that the allowance for estimated losses on loans/leases at June 30, 2010 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The table below presents the amounts of nonperforming assets.

	As of June 30,	As of March 31,	As of December 31,	As of June 30,
	2010	2010	2009	2009
	(dollars in thousands)

Nonaccrual loans/leases (1)	$36,421	$33,296	$28,742	$27,830
Accruing loans/leases past due 90 days or more	463	57	89	2,321
Troubled debt restructures	147	154	1,201	—
Other real estate owned	9,910	8,972	9,286	3,505
Other repossessed assets	14	440	1,071	450

	$46,955	$42,919	$40,389	$34,106

Nonperforming loans/leases to total loans/leases	3.06%	2.71%	2.41%	2.46%
Nonperforming assets to total loans/leases plus reposessed property	3.85%	3.44%	3.22%	2.77%
Nonperforming assets to total assets	2.56%	2.34%	2.27%	2.01%
Texas ratio (2)	31.17%	29.13%	27.47%	23.25%

(1)	Includes government guaranteed portion

(2)	Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance for Estimated Losses on Loans/Leases
Nonperforming assets at June 30, 2010 were $46.9 million, up $4.0 million, or 9%, during the second quarter, and up $6.6 million, or 16%, over the first half of 2010. The large majority of the nonperforming assets consists of nonaccrual loans/leases and other real estate owned. For those nonaccrual loans/leases and all other classified assets, management has thoroughly reviewed these loans/leases and has provided specific reserves as appropriate. The increases in nonaccrual loans/leases during the first half of 2010 consisted of a few commercial credits. As discussed above, management has thoroughly reviewed these credits and determined no significant additional reserves were required as a result of the strong collateral position or that the Company had specifically reserved adequate amounts in prior periods while the loan/lease was still performing. As such and previously noted, the Company’s allowance for estimated losses on loans/leases to gross loans/leases was 1.78% at June 30, 2010 which is down from 1.85% at March 31, 2010, and down from 1.81% at December 31, 2009.
Bank-owned life insurance increased $3.2 million, or 11%, during the first half of 2010 as the Company purchased additional insurance. The Company has earned a yield (unadjusted for tax effect) on bank-owned life insurance of 3.97% and 4.42% for the six months ended June 30, 2010 and 2009, respectively.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Deposits increased by $60.0 million, or 6%, during the first quarter of 2010, and fell $29.0 million, or 3%, during the second quarter of 2010. The table below presents the composition of the Company’s deposit portfolio.

	As of June 30,	As of March 31,	As of December 31,	As of June 30,
	2010	2010	2009	2009
	(dollars in thousands)

Non-interest bearing demand deposits	$216,529	$208,659	$207,844	$155,551
Interest bearing demand deposits	384,664	386,124	393,732	332,024
Savings deposits	35,252	34,957	34,195	31,804
Time deposits	398,903	428,638	382,798	419,869
Brokered time deposits	84,908	90,911	70,754	89,788

	$1,120,256	$1,149,289	$1,089,323	$1,029,036

The Company has been successful in shifting the deposit mix over the past year with increases in non-interest bearing deposits and a net decline in time deposits, including brokered time deposits. Although the Company experienced a slight decline in total deposits during the second quarter, this is largely the result of expected fluctuation in deposit levels for a few major customers.
Short-term borrowings decreased $34.6 million, or 23%, during the first quarter of 2010 and increased $16.7 million, or 14%, during the current quarter. The subsidiary banks offer short-term repurchase agreements to some of their significant customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of June 30,	As of March 31,	As of December 31,	As of June 30,
	2010	2010	2009	2009
	(dollars in thousands)

Overnight repurchase agreements with customers	$86,045	$101,703	$94,090	$82,135
Federal funds purchased	46,990	14,561	56,810	56,810

	$133,035	$116,264	$150,900	$138,945

FHLB advances increased by $17.9 million, or 8%, to $233.8 million at June 30, 2010 from $215.9 million at December 31, 2009. As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Other borrowings increased $16.2 million, or 11%, from $140.0 million at December 31, 2009 to $156.2 million at June 30, 2010. Other borrowings consist largely of structured wholesale repurchase agreements which are utilized as an alternative funding source to FHLB advances and customer deposits. As a result of a change in accounting rules, effective January 1, 2010, the Company recorded $13.3 million of secured borrowings and $682 thousand of deferred gains related to sales of the government guaranteed portion of certain loans as of June 30, 2010. These secured borrowings do not bear interest and will mature within 90 days of the sales, at which time the sales will be fully recognized for accounting purposes. In addition, during the first quarter of 2010, the Company issued Series A Subordinated Notes in the amount of $2.7 million.
Stockholders’ equity increased $8.4 million, or nearly 7%, from $125.6 million as of December 31, 2009 to $134.0 million as of June 30, 2010. Net income of $3.0 million for the first half of 2010 increased retained earnings; however, this was partially offset by declaration and accrual of preferred stock dividends and discount accretion totaling $2.1 million, and declaration of common stock dividends of $183 thousand. Specifically regarding the preferred stock dividends, following is the detail:
•	$536 thousand for the two quarterly dividends on the outstanding shares of Series B Non-Cumulative Perpetual Preferred Stock at a stated rate of 8.00%,
•	$356 thousand for the two quarterly dividends on the outstanding shares of Series C Non-Cumulative Perpetual Preferred Stock at a stated rate of 9.50%, and
•	$1.2 million for the two quarterly dividends on the outstanding shares of Series D Cumulative Perpetual Preferred Stock at a stated rate of 5.00%, including the related discount accretion.
It is the Company’s intention to consider the payment of common stock dividends on a semi-annual basis.
On June 30, 2010, the Company issued Series E Non-Cumulative Perpetual Preferred Stock for an aggregate purchase price of $25.0 million. The issuance resulted in the exchange of $20.9 million, or all of the Series B and Series C Non-Cumulative Perpetual Preferred Stock, and $4.1 million of new capital from cash investors. The transaction provided $3.2 million, net of issuance costs, of new capital to the Company. See Note 7 for additional detail.
Lastly, the available for sale portion of the securities portfolio experienced an increase in fair value of $3.7 million, net of tax, for the first half of 2010 as a result of fluctuation in certain market rates at the end of the quarter.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $101.1 million as of June 30, 2010. This was an increase of $29.3 million, or 41%, from $71.8 million as of December 31, 2009.
The Company has a variety of sources of short-term liquidity available, including federal funds purchased from correspondent banks, FHLB advances, structured wholesale repurchase agreements, brokered certificates of deposit, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales. At June 30, 2010, the subsidiary banks had 17 lines of credit totaling $151.7 million, of which $48.2 million was secured and $103.5 million was unsecured. At June 30, 2010, all of the $151.7 million was available. Additionally, the Company has a single $20.0 million secured revolving line of credit with a maturity date of April 1, 2011. As of June 30, 2010, the Company had $15.0 million available as the line of credit carried an outstanding balance of $5.0 million.
Throughout its history, the Company has secured additional capital through various resources, including approximately $36.1 million through the issuance of trust preferred securities and $62.0 million through the issuance of preferred stock.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The most recent notification from the FDIC categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. The Company and the subsidiary banks’ actual capital amounts and ratios as of June 30, 2010 and December 31, 2009 are presented in the following tables (dollars in thousands):

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of June 30, 2010:
Company:
Total risk-based capital	$181,600	13.34%	$108,876	≥	8.0%	N/A		N/A
Tier 1 risk-based capital	160,182	11.77%	54,438	≥	4.0	N/A		N/A
Tier 1 leverage ratio	160,182	8.63%	74,254	≥	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$95,283	12.69%	$60,068	≥	8.0%	$75,085	≥	10.00%
Tier 1 risk-based capital	85,884	11.44%	30,034	≥	4.0	45,051	≥	6.00%
Tier 1 leverage ratio	85,884	8.51%	40,358	≥	4.0	50,447	≥	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$53,543	13.57%	$31,561	≥	8.0%	$39,452	≥	10.00%
Tier 1 risk-based capital	48,581	12.31%	15,781	≥	4.0	23,671	≥	6.00%
Tier 1 leverage ratio	48,581	8.57%	22,673	≥	4.0	28,341	≥	5.00%
Rockford Bank & Trust:
Total risk-based capital	$33,595	15.78%	$17,036	≥	8.0%	$21,295	≥	10.00%
Tier 1 risk-based capital	30,925	14.52%	8,518	≥	4.0	12,777	≥	6.00%
Tier 1 leverage ratio	30,925	10.92%	11,329	≥	4.0	14,162	≥	5.00%

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2009:
Company:
Total risk-based capital	$174,696	12.52%	$111,668	≥	8.0%	N/A		N/A
Tier 1 risk-based capital	155,464	11.14%	55,834	≥	4.0	N/A		N/A
Tier 1 leverage ratio	155,464	8.73%	71,212	≥	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$94,957	12.26%	$61,973	≥	8.0%	$77,466	≥	10.00%
Tier 1 risk-based capital	85,250	11.00%	30,987	≥	4.0	46,480	≥	6.00%
Tier 1 leverage ratio	85,250	8.55%	39,891	≥	4.0	49,864	≥	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$53,179	13.14%	$32,386	≥	8.0%	$40,483	≥	10.00%
Tier 1 risk-based capital	48,092	11.88%	16,193	≥	4.0	24,290	≥	6.00%
Tier 1 leverage ratio	48,092	8.93%	21,552	≥	4.0	26,940	≥	5.00%
Rockford Bank & Trust:
Total risk-based capital	$30,402	13.92%	$17,470	≥	8.0%	$21,838	≥	10.00%
Tier 1 risk-based capital	27,660	12.67%	8,735	≥	4.0	13,103	≥	6.00%
Tier 1 leverage ratio	27,660	10.56%	10,475	≥	4.0	13,094	≥	5.00%

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

Part I
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure annually over a five-year horizon, assuming no balance sheet growth and various interest rate scenarios including no change in rates; 200, 400, and 500 basis point upward shifts; and a 100 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes parallel and pro rata shifts in interest rates over a twelve-month period for the 200 basis point upward shift and 100 basis point downward shift. For the 400 basis point upward shift, the model assumes a parallel and pro rata shift in interest rates over a twenty-four (24) month period. For the 500 basis point upward shift, the model assumes a flattening and pro rata shift in interest rates over a twelve-month period where the short-end of the yield curve shifts upward greater than the long-end of the yield curve. The asset/liability management committee of the board of directors has established policy limits of a 10% decline in net interest income for the 200 basis point upward shift and the 100 basis point downward shift. Application of the simulation model analysis at March 31, 2010 demonstrated the following:

	NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	As of March 31, 2010	As of December 31, 2009	As of March 31, 2009

100 basis point downward shift	-1.1%	-0.9%	0.6%
200 basis point upward shift	-3.5%	-5.1%	-2.3%
The simulation is within the board-established policy limit of a 10% decline in value for both scenarios.
Effective with the modeling for the second quarter of 2010, to be received and reviewed during the third quarter of 2010, the Company will be analyzing an interest rate scenario where interest rates experience a parallel and pro-rata shift upward 300 basis points over a twelve-month period. The board of directors has established a policy limit of a 10% decline in net interest income for this scenario which is consistent with the policy limit for the 200 basis point upward shift and the 100 basis point downward shift.
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

Part I
Item 4
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.
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
In addition to the risk factors previously disclosed in Part I, Item 1.A. “Risk Factors” in the Company’s 2009 Annual Report on Form 10-K, the Company has identified one risk factor below that could materially affect the Company’s business, financial condition, or future operating results.
Recently enacted regulatory reforms could have a significant impact on our business, financial condition and results of operations.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which is perhaps the most significant financial reform since the Great Depression. While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Act also contains many provisions which will affect smaller institutions such as ours in substantial and unpredictable ways. Consequently, compliance with the Act’s provisions may curtail our revenue opportunities, increase our operating costs, require us to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect our business or financial results in the future. Our management is actively reviewing the provisions of the Act and assessing its probable impact on our business, financial condition, and result of operations. However, because many aspects of the Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on the Company and its subsidiary banks at this time.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3	Defaults Upon Senior Securities
None

Item 4	[RESERVED]

Item 5	Other Information
None

Part II
PART II — OTHER INFORMATION — continued

Item 6	Exhibits

3.1	Bylaws of QCR Holdings, Inc. (as amended May 12, 2010) (incorporated herein by reference to Exhibit 3.1 of Registrant’s Form 8-K filed on May 18, 2010).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Designation of Rights, Preferences and Limitations of Series E Non-Cumulative Convertible Perpetual Preferred Stock of QCR Holdings, Inc. filed with the Secretary of the State of Delaware (incorporated herein by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on July 1, 2010).

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QCR HOLDINGS, INC.
(Registrant)

Date August 6, 2010	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date August 6, 2010	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer Chief Financial Officer