Form 10-Q
period 2010-09-30
QCR HOLDINGS INC
filed 2010-11-05
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 1, 2010, the Registrant had outstanding 4,610,682 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$33,946,868	$35,878,046
Federal funds sold	21,955,000	6,598,333
Interest-bearing deposits at financial institutions	36,481,935	29,329,413

Securities held to maturity, at amortized cost	300,000	350,000
Securities available for sale, at fair value	424,467,807	370,170,459

Total securities	424,767,807	370,520,459

Loans receivable held for sale	15,994,114	6,135,130
Loans/leases receivable held for investment	1,173,983,695	1,238,184,436

Gross loans/leases receivable	1,189,977,809	1,244,319,566
Less allowance for estimated losses on loans/leases	(19,882,826)	(22,504,734)

Net loans/leases receivable	1,170,094,983	1,221,814,832

Premises and equipment, net	31,553,162	31,454,893
Goodwill	3,222,688	3,222,688
Accrued interest receivable	7,117,627	7,565,513
Bank-owned life insurance	33,207,964	29,694,077
Prepaid FDIC insurance	6,012,815	7,801,076
Restricted investment securities	16,709,650	15,210,100
Other assets	21,854,816	20,556,677

Total assets	$1,806,925,315	$1,779,646,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$237,964,888	$207,843,554
Interest-bearing	848,768,034	881,479,172

Total deposits	1,086,732,922	1,089,322,726

Short-term borrowings	136,418,527	150,899,571
Federal Home Loan Bank advances	238,750,000	215,850,000
Other borrowings	150,212,467	140,059,841
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	23,203,575	21,834,093

Total liabilities	1,671,402,491	1,654,051,231

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; shares authorized 250,000 September 2010 — 63,237 shares issued and outstanding December 2009 — 38,805 shares issued and outstanding	63,237	38,805
Common stock, $1 par value; shares authorized 20,000,000 September 2010 — 4,722,340 shares issued and 4,601,094 outstanding December 2009 — 4,674,536 shares issued and 4,553,290 outstanding	4,722,340	4,674,536
Additional paid-in capital	86,325,484	82,194,330
Retained earnings	40,219,925	38,458,477
Accumulated other comprehensive income	4,003,097	135,608
Noncontrolling interests	1,795,251	1,699,630

	137,129,334	127,201,386
Treasury Stock September 2010 and December 2009 — 121,246 common shares, at cost	1,606,510	1,606,510

Total stockholders’ equity	135,522,824	125,594,876

Total liabilities and stockholders’ equity	$1,806,925,315	$1,779,646,107

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended September 30,

	2010	2009
Interest and dividend income:
Loans/leases, including fees	$16,710,323	$19,413,467
Securities:
Taxable	2,595,301	2,668,112
Nontaxable	224,703	236,107
Interest-bearing deposits at financial institutions	55,289	99,917
Restricted investment securities	116,175	119,084
Federal funds sold	38,465	36,275

Total interest and dividend income	19,740,256	22,572,962

Interest expense:
Deposits	3,151,191	4,327,602
Short-term borrowings	132,290	172,192
Federal Home Loan Bank advances	2,345,944	2,271,198
Other borrowings	1,452,204	1,433,115
Junior subordinated debentures	495,052	497,032

Total interest expense	7,576,681	8,701,139

Net interest income	12,163,575	13,871,823

Provision for loan/lease losses	1,434,232	3,526,892

Net interest income after provision for loan/lease losses	10,729,343	10,344,931

Non-interest income:
Trust department fees	803,423	719,682
Investment advisory and management fees, gross	419,416	373,724
Deposit service fees	902,787	843,674
Gains on sales of loans, net	1,109,724	288,924
Securities gains	—	718,948
Gains (losses) on sales of foreclosed assets	(188,158)	33,711
Earnings on bank-owned life insurance	353,003	316,568
Credit card issuing fees, net of processing costs	34,866	267,240
Other	923,225	554,237

Total non-interest income	4,358,286	4,116,708

Non-interest expense:
Salaries and employee benefits	6,910,016	6,617,481
Professional and data processing fees	1,096,100	1,142,822
Advertising and marketing	292,148	250,930
Occupancy and equipment expense	1,410,429	1,368,900
Stationery and supplies	135,064	130,623
Postage and telephone	252,512	267,731
Bank service charges	112,742	85,282
FDIC and other insurance	887,509	1,235,486
Loan/lease expense	678,535	832,806
Other-than-temporary impairment losses on securities	113,800	—
Other	244,910	341,240

Total non-interest expense	12,133,765	12,273,301

Net income before income taxes	2,953,864	2,188,338
Federal and state income tax expense	829,992	563,399

Net income	2,123,872	1,624,939
(continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (continued)
Three Months Ended September 30,

	2010	2009

Net income	$2,123,872	$1,624,939
Less: Net income attributable to noncontrolling interests	109,786	35,919

Net income attributable to QCR Holdings, Inc.	$2,014,086	$1,589,020

Less: Preferred stock dividends	1,028,686	1,031,497

Net income attributable to QCR Holdings, Inc. common stockholders	$985,400	$557,523

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$0.21	0.12
Diluted	$0.21	0.12

Weighted average common shares outstanding	4,598,566	4,546,270
Weighted average common and common equivalent shares outstanding	4,619,574	4,557,302

Cash dividends declared per common share	$—	$—
See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Nine Months Ended Septmeber 30,

	2010	2009
Interest and dividend income:
Loans/leases, including fees	$51,324,123	$55,183,888
Securities:
Taxable	7,771,242	8,034,862
Nontaxable	681,001	738,649
Interest-bearing deposits at financial institutions	347,105	210,173
Restricted investment securities	328,762	200,644
Federal funds sold	123,699	92,421

Total interest and dividend income	60,575,932	64,460,637

Interest expense:
Deposits	9,940,844	14,557,338
Short-term borrowings	450,539	531,200
Federal Home Loan Bank advances	6,903,991	6,801,165
Other borrowings	4,307,558	3,324,896
Junior subordinated debentures	1,457,765	1,529,419

Total interest expense	23,060,697	26,744,018

Net interest income	37,515,235	37,716,619

Provision for loan/lease losses	4,413,650	12,761,180

Net interest income after provision for loan/lease losses	33,101,585	24,955,439

Non-interest income:
Trust department fees	2,438,473	2,139,111
Investment advisory and management fees, gross	1,325,910	1,076,136
Deposit service fees	2,585,873	2,458,691
Gains on sales of loans, net	1,831,856	1,374,047
Securities gains	—	718,948
Gains (losses) on sales of foreclosed assets	(632,806)	220,408
Earnings on bank-owned life insurance	973,659	929,854
Credit card issuing fees, net of processing costs	231,439	805,990
Other	1,973,589	1,861,527

Total non-interest income	10,727,993	11,584,712

Non-interest expense:
Salaries and employee benefits	20,869,335	20,463,428
Professional and data processing fees	3,379,080	3,426,065
Advertising and marketing	701,603	703,812
Occupancy and equipment expense	4,147,101	3,962,907
Stationery and supplies	379,347	408,472
Postage and telephone	750,611	787,014
Bank service charges	284,134	241,015
FDIC and other insurance	2,575,000	3,325,382
Loan/lease expense	1,658,647	1,484,707
Other-than-temporary impairment losses on securities	113,800	206,369
Losses on lease residual values	617,000	—
Other	1,314,615	991,205

Total non-interest expense	36,790,273	36,000,376

Net income before income taxes	7,039,305	539,775
Federal and state income tax expense (benefit)	1,900,663	(561,442)

Net income	5,138,642	1,101,217
(continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (continued)
Nine Months Ended Septmeber 30,

	2010	2009

Net income	$5,138,642	$1,101,217
Less: Net income attributable to noncontrolling interests	95,046	248,297

Net income attributable to QCR Holdings, Inc.	$5,043,596	$852,920

Less: Preferred stock dividends	3,099,418	2,812,427

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$1,944,178	$(1,959,507)

Earnings (loss) per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.42	(0.43)
Diluted	$0.42	(0.43)

Weighted average common shares outstanding	4,587,883	4,536,992
Weighted average common and common equivalent shares outstanding	4,617,102	4,536,992

Cash dividends declared per common share	$0.04	$0.04
See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2010 and 2009

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income	Interests	Stock	Total
Balance December 31, 2009	$38,805	$4,674,536	$82,194,330	$38,458,477	$135,608	$1,699,630	$(1,606,510)	$125,594,876
Comprehensive income:
Net income	—	—	—	5,043,596	—	95,046	—	5,138,642
Other comprehensive income, net of tax	—	—	—	—	3,867,489	—	—	3,867,489

Comprehensive income								9,006,131

Common cash dividends declared, $0.04 per share	—	—	—	(182,730)	—	—	—	(182,730)
Preferred cash dividends declared and accrued	—	—	—	(2,763,638)	—	—	—	(2,763,638)
Discount accretion on cumulative preferred stock	—	—	335,780	(335,780)	—	—	—	—
Exchange of 268 shares of Series B Non-Cumulative Perpetual Preferred Stock for 13,400 shares of Series E Non-Cumulative
Perpetual Convertible Preferred Stock	13,132	—	(13,132)	—	—	—	—	—
Exchange of 300 shares of Series C Non-Cumulative Perpetual Preferred Stock for 7,500 shares of Series E Non-Cumulative
Perpetual Convertible Preferred Stock	7,200	—	(7,200)	—	—	—	—	—
Proceeds from issuance of 4,100 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	4,100	—	3,183,133	—	—	—	—	3,187,233
Proceeds from issuance of warrants to purchase 54,000 shares of common stock in conjunction with the issuance of Series A Subordinated Notes	—	—	84,240	—	—	—	—	84,240
Proceeds from issuance of 22,319 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	—	22,319	145,409	—	—	—	—	167,728
Proceeds from the issuance of 2,254 shares of common stock in connection with options exercised	—	2,254	16,622	—	—	—	—	18,876
Exchange of 367 shares of common stock in connection with payroll taxes for restricted stock	—	(367)	(2,730)	—	—	—	—	(3,097)
Stock compensation expense	—	—	412,630					412,630
Restricted stock awards	—	23,598	(23,598)	—	—	—	—	—
Other adjustments to noncontrolling interests	—	—	—	—	—	575	—	575

Balance September 30, 2010	$63,237	$4,722,340	$86,325,484	$40,219,925	$4,003,097	$1,795,251	$(1,606,510)	$135,522,824

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income	Interests	Stock	Total
Balance December 31, 2008	$568	$4,630,883	$43,090,268	$40,893,304	$3,628,360	$1,858,298	$(1,606,510)	$92,495,171
Comprehensive income:
Net income	—	—	—	852,920	—	248,297	—	1,101,217
Other comprehensive income, net of tax	—	—	—	—	(589,513)	—	—	(589,513)

Comprehensive income								511,704

Common cash dividends declared $0.04 per share	—	—	—	(181,178)	—	—	—	(181,178)
Preferred cash dividends declared and accrued	—	—	—	(2,543,902)	—	—	—	(2,543,902)
Discount accretion on cumulative preferred stock	—	—	268,525	(268,525)	—	—	—	—
Proceeds from issuance of 38,237 shares of preferred stock and common stock warrant	38,237	—	38,014,586	—	—	—	—	38,052,823
Proceeds from issuance of 22,275 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	—	22,275	155,185	—	—	—	—	177,460
Exchange of 830 shares of common stock in connection with payroll taxes for restricted stock	—	(830)	(6,889)	—	—	—	—	(7,719)
Stock compensation expense	—	—	500,584	—	—	—	—	500,584
Restricted stock awards	—	15,908	(15,908)	—	—	—	—	—
Purchase of noncontrolling interests	—	—	(78,960)	—	—	(231,040)	—	(310,000)
Other adjustments to noncontrolling interests	—	—	—	—	—	(202,486)	—	(202,486)

Balance September 30, 2009	$38,805	$4,668,236	$81,927,391	$38,752,619	$3,038,847	$1,673,069	$(1,606,510)	$128,492,457

Note:	Comprehensive income totaled $2,284,417 and $2,317,448 for the three months ended September 30, 2010 and 2009, respectively.

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to QCR Holdings, Inc.	$5,043,596	$852,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,926,876	2,116,582
Provision for loan/lease losses	4,413,650	12,761,180
Amortization of offering costs on subordinated debentures	10,738	10,738
Stock-based compensation expense	467,768	462,370
Net income attributable to noncontrolling interests	95,046	248,297
Losses (gains) on sales of foreclosed assets, net	632,806	(220,408)
Securities gains	—	(718,948)
Amortization of premiums on securities, net	2,555,204	1,225,862
Other-than-temporary impairment losses on securities	113,800	206,369
Losses on lease residual values	617,000	—
Loans originated for sale	(103,689,462)	(116,718,234)
Proceeds on sales of loans	95,662,334	122,439,643
Gains on sales of loans, net	(1,831,856)	(1,374,047)
Decrease (increase) in accrued interest receivable	447,886	(266,683)
Amortization of prepaid FDIC insurance premiums	1,788,261	—
Increase in other assets	(651,803)	(468,344)
Increase (decrease) in other liabilities	1,504,602	(1,483,772)

Net cash provided by operating activities	$9,106,446	$19,073,525

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in federal funds sold	(15,356,667)	(19,119,684)
Net increase in interest-bearing deposits at financial institutions	(7,152,522)	(20,870,170)
Proceeds from sales of foreclosed assets	1,759,607	1,023,616
Activity in securities portfolio:
Purchases	(294,445,750)	(219,933,588)
Calls, maturities and redemptions	243,389,938	119,121,855
Paydowns	400,605	293,334
Proceeds from sales of securities	—	9,204,635
Purchases of restricted investment securities	(1,499,550)	(608,500)
Activity in bank-owned life insurance:
Purchases	(3,150,000)	(1,000,001)
Increase in cash value of bank-owned life insurance	(973,659)	(929,854)
Surrender of policy	609,772	—
Net decrease (increase) in loans/leases originated and held for investment	51,105,615	(41,518,153)
Purchase of premises and equipment	(2,025,145)	(1,972,909)

Net cash used in investing activities	$(27,337,756)	$(176,309,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	(2,589,804)	37,809,137
Net (decrease) increase in short-term borrowings	(14,481,044)	12,696,640
Activity in Federal Home Loan Bank advances:
Advances	36,000,000	8,500,000
Payments	(13,100,000)	(14,345,000)
Net increase in other borrowings	7,536,866	64,484,621
Proceeds from issuance of Series A Subordinated Notes and detachable warrants to purchase 54,000 shares of common stock	2,700,000	—
Payment of cash dividends	(3,136,626)	(2,671,134)
Proceeds from issuance of Series E Noncumulative Convertible Perpetual Preferred Stock, net	3,187,233	—
Proceeds from issuance of Series D Cumulative Perpetual Preferred Stock and common stock warrant, net	—	38,052,823
Proceeds from issuance of common stock, net	183,507	169,741
Purchase of noncontrolling interest	—	(310,000)

Net cash provided by financing activities	$16,300,132	$144,386,828

Net decrease in cash and due from banks	(1,931,178)	(12,849,066)
Cash and due from banks, beginning	35,878,046	33,464,074

Cash and due from banks, ending	$33,946,868	$20,615,008

Supplemental disclosure of cash flow information, cash payments for:
Interest	$23,362,893	$28,134,596

Income/franchise taxes	$1,497,611	$1,763,820

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains (losses) on securities available for sale, net	$3,867,489	$(589,513)

Transfers of loans to other real estate owned	$5,442,568	$2,191,616

See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010
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
The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim periods ended September 30, 2010, are not necessarily indicative of the results expected for the year ending December 31, 2010.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include three state-chartered commercial banks: Quad City Bank & Trust Company (“QCBT”), Cedar Rapids Bank & Trust Company (“CRBT”), and Rockford Bank & Trust Company (“RB&T”). The Company also engages in direct financing lease contracts through its 80% equity investment by QCBT in m2 Lease Funds, LLC (“m2 Lease Funds”), and in real estate holdings through its 73% equity investment in Velie Plantation Holding Company, LLC (“VPHC”). All material intercompany transactions and balances have been eliminated in consolidation.
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
The Company accounts for stock-based compensation with measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. Stock-based compensation expense totaled $468 thousand and $462 thousand for the nine months ended September 30, 2010 and 2009, respectively. A key component in the calculation of stock-based compensation expense is the market price of the Company’s stock.

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

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 2 — INVESTMENT SECURITIES
The amortized cost and fair value of investment securities as of September 30, 2010 and December 31, 2009 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
September 30, 2010:
Securities held to maturity:
Other bonds	$300,000	$—	$—	$300,000

Securities available for sale:
U.S. govt. sponsored agency securities	$395,423,837	$5,262,106	$(65,262)	$400,620,681
Residential mortgage-backed securities	74,813	5,387	—	80,200
Municipal securities	21,234,603	1,197,862	(32,163)	22,400,302
Trust preferred securities	86,200	—	—	86,200
Other securities	1,169,191	116,166	(4,933)	1,280,424

	$417,988,644	$6,581,521	$(102,358)	$424,467,807

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
December 31, 2009:
Securities held to maturity:
Other bonds	$350,000	$—	$—	$350,000

Securities available for sale:
U.S. govt. sponsored agency securities	$345,623,347	$1,525,150	$(2,124,049)	$345,024,448
Residential mortgage-backed securities	481,460	14,847	—	496,307
Municipal securities	22,005,875	922,942	(79,025)	22,849,792
Trust preferred securities	200,000	—	(100,800)	99,200
Other securities	1,641,759	66,737	(7,784)	1,700,712

	$369,952,441	$2,529,676	$(2,311,658)	$370,170,459

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2010 and December 31, 2009, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2010:
Securities available for sale:
U.S. govt. sponsored agency securities	$21,947,840	$(65,262)	$—	$—	$21,947,840	$(65,262)
Municipal securities	—	—	700,413	(32,163)	700,413	(32,163)
Other securities	20,825	(4,020)	2,787	(913)	23,612	(4,933)

	$21,968,665	$(69,282)	$703,200	$(33,076)	$22,671,865	$(102,358)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2009:
Securities available for sale:
U.S. govt. sponsored agency securities	$172,292,005	$(2,001,229)	$2,877,180	$(122,820)	$175,169,185	$(2,124,049)
Municipal securities	2,629,191	(40,245)	1,086,919	(38,780)	3,716,110	(79,025)
Trust preferred securities	—	—	99,200	(100,800)	99,200	(100,800)
Other securities	32,179	(5,926)	1,842	(1,858)	34,021	(7,784)

	$174,953,375	$(2,047,400)	$4,065,141	$(264,258)	$179,018,516	$(2,311,658)

At September 30, 2010, the investment portfolio included 339 securities. Of this number, 23 securities have current unrealized losses with aggregate depreciation less than 1% from the amortized cost basis. Of these 23, seven have had unrealized losses for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At September 30, 2010 and December 31, 2009, the Company’s equity securities represented less than 1% of the total portfolio.
During the three months ended September 30, 2010, the Company’s evaluation determined the decline in fair value for one individual issue trust preferred security was other-than-temporary. As a result, the Company wrote down the value of this security and recognized a loss totaling $114 thousand. The Company does not have any other investments in trust preferred securities.
The Company has not recognized other-than-temporary impairment on any other debt securities for the three and nine months ended September 30, 2009.

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
For the three and nine months ended September 30, 2010, the Company did not recognize other-than-temporary impairment on any equity securities. For the nine months ended September 30, 2009, the Company’s evaluation determined that 11 publicly-traded equity securities experienced declines in fair value that were other-than-temporary. As a result, the Company wrote down the value of these securities and recognized losses in the amount of $206 thousand. For the three months ended September 30, 2009, the Company did not recognize other-than-temporary impairment on any of the remaining equity securities.
For the three and nine months ended September 30, 2010, there were no sales of investment securities. During the third quarter of 2009, the Company sold four U.S. government sponsored agency securities. The Company received proceeds from the sales of $9.2 million resulting in pre-tax gains of $719 thousand.
The amortized cost and fair value of securities as of September 30, 2010 by contractual maturity are shown below. Expected maturities of residential mortgage-backed securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.

	Amortized
	Cost	Fair Value
Securities held to maturity:
Due in one year or less	$100,000	$100,000
Due after one year through five years	150,000	150,000
Due after five years	50,000	50,000

	$300,000	$300,000

Securities available for sale:
Due in one year or less	$14,433,561	$14,531,885
Due after one year through five years	87,968,417	88,721,362
Due after five years	314,342,662	319,853,936

	$416,744,640	$423,107,183
Residential mortgage-backed securities	74,813	80,200
Other securities	1,169,191	1,280,424

	$417,988,644	$424,467,807

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 3 — EARNINGS PER SHARE
The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$2,123,872	$1,624,939	$5,138,642	$1,101,217
Less: Net income attributable to noncontrolling interests	109,786	35,919	95,046	248,297

Net income attributable to QCR Holdings, Inc.	$2,014,086	$1,589,020	$5,043,596	$852,920

Less: Preferred stock dividends	1,028,686	1,031,497	3,099,418	2,812,427

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$985,400	$557,523	$1,944,178	$(1,959,507)

Earnings (loss) per common share attributable to QCR Holdings, Inc.:
Basic	$0.21	$0.12	$0.42	$(0.43)
Diluted	$0.21	$0.12	$0.42	$(0.43)

Weighted average common shares outstanding	4,598,566	4,546,270	4,587,883	4,536,992
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	21,008	11,032	29,219	— *

Weighted average common and common equivalent shares outstanding	4,619,574	4,557,302	4,617,102	4,536,992 *

*	In accordance with U.S. GAAP, the common equivalent shares are not considered in the calculation of diluted earnings per share as the numerator is a net loss.
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

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
The Company’s All Other segment includes the operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds. This segment includes the corporate operations of the parent company and the 73% owned real estate holding operations of VPHC.
Selected financial information on the Company’s business segments is presented as follows for the three and nine months ended September 30, 2010 and 2009.

	Commercial Banking
	Quad City	Cedar Rapids	Rockford	Trust		Intercompany	Consolidated
	Bank & Trust	Bank & Trust	Bank & Trust	Management	All Other	Eliminations	Total
Three Months Ended September 30, 2010
Total revenue	$12,198,958	$7,528,520	$3,647,500	$803,423	$3,194,862	$(3,274,721)	$24,098,542
Net interest income	$6,979,173	$3,763,143	$2,042,785	$—	$(621,526)	$—	$12,163,575
Net income attributable to QCR Holdings, Inc.	$1,961,806	$846,586	$230,906	$121,380	$2,038,028	$(3,184,620)	$2,014,086
Total assets	$982,315,353	$548,462,235	$274,910,743	$—	$185,977,307	$(184,740,323)	$1,806,925,315
Provision for loan/lease losses	$241,232	$950,000	$243,000	$—	$—	$—	$1,434,232
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$3,222,688

Three Months Ended September 30, 2009
Total revenue	$15,165,219	$7,449,770	$3,462,040	$719,682	$3,012,783	$(3,119,824)	$26,689,670
Net interest income	$8,876,412	$3,910,445	$1,680,329	$—	$(595,363)	$—	$13,871,823
Net income attributable to QCR Holdings, Inc.	$2,611,835	$579,722	$(533,878)	$123,909	$1,603,822	$(2,796,390)	$1,589,020
Total assets	$977,115,755	$525,523,768	$252,047,274	$—	$181,088,971	$(186,472,110)	$1,749,303,658
Provision for loan/lease losses	$1,568,892	$1,200,000	$758,000	$—	$—	$—	$3,526,892
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$3,222,688

Nine Months Ended September 30, 2010
Total revenue	$36,554,673	$21,852,197	$10,670,183	$2,438,473	$8,712,310	$(8,923,911)	$71,303,925
Net interest income	$21,597,716	$11,786,684	$5,933,622	$—	$(1,802,787)	$—	$37,515,235
Net income attributable to QCR Holdings, Inc.	$4,658,483	$2,517,893	$787,322	$571,547	$5,181,035	$(8,672,684)	$5,043,596
Total assets	$982,315,353	$548,462,235	$274,910,743	$—	$185,977,307	$(184,740,323)	$1,806,925,315
Provision for loan/lease losses	$1,243,650	$2,900,000	$270,000	$—	$—	$—	$4,413,650
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$3,222,688

Nine Months Ended September 30, 2009
Total revenue	$41,932,904	$21,787,040	$10,282,561	$2,139,111	$4,726,315	$(4,822,582)	$76,045,349
Net interest income	$23,655,398	$11,398,218	$4,661,962	$—	$(1,866,386)	$(132,573)	$37,716,619
Net income attributable to QCR Holdings, Inc.	$4,510,201	$1,457,511	$(1,868,670)	$404,757	$1,002,559	$(4,653,438)	$852,920
Total assets	$977,115,755	$525,523,768	$252,047,274	$—	$181,088,971	$(186,472,110)	$1,749,303,658
Provision for loan/lease losses	$5,917,180	$3,700,000	$3,144,000	$—	$—	$—	$12,761,180
Goodwill	$3,222,688	$—	$—	$—	$—	$—	$3,222,688
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
As of September 30, 2010 and December 31, 2009, commitments to extend credit aggregated were $437.3 million and $476.5 million, respectively. As of September 30, 2010 and December 31, 2009, standby, commercial and similar letters of credit aggregated were $16.8 million and $17.8 million, respectively. Management does not expect that all of these commitments will be funded.
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
3.	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
Assets measured at fair value on a recurring basis comprise the following at September 30, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2010:
Securities available for sale:
U.S. govt. sponsored agency securities	$400,620,681	$—	$400,620,681	$—
Residential mortgage-backed securities	80,200	—	80,200	—
Municipal securities	22,400,302	—	22,400,302	—
Trust preferred securities	86,200	—	86,200	—
Other securities	1,280,424	179,995	1,100,429	—

	$424,467,807	$179,995	$424,287,812	$—

December 31, 2009:
Securities available for sale:
U.S. govt. sponsored agency securities	$345,024,448	$—	$345,024,448	$—
Residential mortgage-backed securities	496,307	—	496,307	—
Municipal securities	22,849,792	—	22,849,792	—
Trust preferred securities	99,200	—	99,200	—
Other securities	1,700,712	169,939	1,530,773	—

	$370,170,459	$169,939	$370,000,520	$—

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
Assets measured at fair value on a non-recurring basis comprise the following at September 30, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2010:
Impaired loans/leases	$33,642,360	$—	$—	$33,642,360
Other real estate owned	12,933,505	—	—	12,933,505

	$46,575,865	$—	$—	$46,575,865

December 31, 2009:
Impaired loans/leases	$17,630,752	$—	$—	$17,630,752
Other real estate owned	10,029,281	—	—	10,029,281

	$27,660,032	$—	$—	$27,660,032

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

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	As of September 30, 2010		As of December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and due from banks	$33,946,868	$33,946,868	$35,878,046	$35,878,046
Federal funds sold	21,955,000	21,955,000	6,598,333	6,598,333
Interest-bearing deposits at financial institutions	36,481,935	36,481,935	29,329,413	29,329,413
Investment securities:
Held to maturity	300,000	300,000	350,000	350,000
Available for sale	424,767,807	424,767,807	370,170,459	370,170,459
Loans/leases receivable, net	1,170,094,983	1,192,957,000	1,221,814,832	1,222,885,000
Accrued interest receivable	7,117,627	7,117,627	7,565,513	7,565,513
Deposits	1,086,732,922	1,091,880,000	1,089,322,726	1,094,430,000
Short-term borrowings	136,418,527	136,418,527	150,899,571	150,899,571
Federal Home Loan Bank advances	238,750,000	260,014,000	215,850,000	229,927,000
Other borrowings	150,212,467	164,941,000	140,059,841	145,135,000
Accrued interest payable	2,649,223	2,649,223	2,951,419	2,951,419
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
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued
NOTE 8 — RECENT LEGISLATIVE DEVELOPMENTS
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law on July 21, 2010. Although the Act generally became effective immediately, most of the provisions of the Act have a delayed effective date or are subject to further regulatory action. As a result, uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Company’s business, results of operations and financial condition. The Act, among other things:
•	Creates a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;
•	Eliminates the Office of Thrift Supervision and transfers the oversight of federally chartered thrift institutions to the Office of the Comptroller of the Currency;
•	Creates a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank finance companies;
•	Establishes strengthened capital standards for banks and bank holding companies, and disallows trust preferred securities from being included in the Tier 1 capital determination for certain financial institutions;
•	Enhances regulation of financial markets, including derivatives and securitization markets;
•	Contains a series of provisions covering mortgage loan original standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments;
•	Grants the Board of Governors of the Federal Reserve System to the power to regulate debit card interchange fees;
•	Prohibits certain trading activities by banks;
•	Permanently increases FDIC deposit insurance to $250,000; and
•	Creates an Office of National Insurance with the U.S. Department of Treasury.

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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
OVERVIEW
The Company recognized net income of $2.1 million for the quarter ended September 30, 2010, and net income attributable to QCR Holdings, Inc. of $2.0 million which excludes the net income attributable to noncontrolling interests of $110 thousand. After preferred stock dividends and discount accretion of $1.0 million, the Company reported net income attributable to common stockholders of $985 thousand, or diluted earnings per common share of $0.21. For the same period in 2009, the Company recognized net income and net income attributable to QCR holdings, Inc. of $1.6 million as net income attributable to noncontrolling interests totaled $36 thousand. After preferred stock dividends and discount accretion of $1.0 million, the Company reported net income attributable to common stockholders of $558 thousand, or diluted earnings per common share of $0.12.
The Company recognized net income of $5.1 million for the nine months ended September 30, 2010, and net income attributable to QCR Holdings, Inc. of $5.0 million which excludes the net income attributable to noncontrolling interests of $95 thousand. After preferred stock dividends and discount accretion of $3.1 million, the Company reported net income attributable to common stockholders of $1.9 million, or diluted earnings per common share of $0.42. For the same period in 2009, the Company recognized net income of $1.1 million, and net income attributable to QCR Holdings, Inc. of $853 thousand which excludes the net income attributable to noncontrolling interests of $248 thousand. After preferred stock dividends and discount accretion of $2.8 million, the Company reported a net loss attributable to common stockholders of $1.9 million, or diluted loss per common share of $0.43.
Following is a table that represents the various net income (loss) measurements for the three and nine months ended September 30, 2010 and 2009, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income	$2,123,872	$1,624,939	$5,138,642	$1,101,217
Less: Net income attributable to noncontrolling interests	109,786	35,919	95,046	248,297

Net income attributable to QCR Holdings, Inc.	$2,014,086	$1,589,020	$5,043,596	$852,920

Less: Preferred stock dividends	1,028,686	1,031,497	3,099,418	2,812,427

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$985,400	$557,523	$1,944,178	$(1,959,507)

Earnings (loss) per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.21	$0.12	$0.42	$(0.43)
Diluted	$0.21	$0.12	$0.42	$(0.43)
The Company’s net interest income for the current quarter totaled $12.2 million, a 3% decline from the prior quarter, and a 12% decline from the third quarter of 2009. For the nine months ended September 30, 2010, the Company reported net interest income of $37.5 million which is a slight decline from the same period of 2009. Provision for loan/lease losses totaled $1.4 million for the third quarter of 2010, a slight increase over the prior quarter, and a decrease of $2.1 million from the third quarter of 2009. Further, the Company’s provision for loan/lease losses for the first nine months of 2010 totaled $4.4 million, a reduction of $8.3 million from the same period in 2009.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Net interest income, on a tax equivalent basis, decreased $1.7 million, or 12%, to $12.3 million for the quarter ended September 30, 2010, from $14.0 million for the third quarter of 2009. During the third quarter of 2009, the Company recognized $1.3 million of interest income for cash interest payments previously received on a commercial loan which had been deferred pending the resolution of a contingency which was resolved that quarter. On an annualized basis, this translates into approximately 31 basis points of additional yield, spread, and margin for the third quarter of 2009. For the third quarter of 2010, average earning assets increased by $66.0 million, or 4%, and average interest-bearing liabilities increased by $22.1 million, or 2%, when compared with average balances for the third quarter of 2009. A comparison of yields, spread and margin from the third quarter of 2010 to the third quarter of 2009 is as follows (on a tax equivalent basis):
•	The average yield on interest-earning assets decreased 87 basis points.
•	The average cost of interest-bearing liabilities decreased 35 basis points.
•	The net interest spread declined 52 basis points from 3.04% to 2.52%.
•	The net interest margin declined 53 basis points from 3.38% to 2.85%.
Net interest income, on a tax equivalent basis, decreased slightly to $37.8 million for the nine months ended September 30, 2010, from $38.1 million for the same period of 2009. For the first three quarters of 2010, average earning assets increased by $109.2 million, or 7%, and average interest-bearing liabilities increased by $57.8 million, or 4%, when compared with average balances for the same period of 2009. A comparison of yields, spread and margin from the nine months ended September 30, 2010 to the same period of 2009 is as follows (on a tax equivalent basis):
•	The average yield on interest-earning assets decreased 65 basis points.
•	The average cost of interest-bearing liabilities decreased 44 basis points.
•	The net interest spread declined 21 basis points from 2.83% to 2.62%.
•	The net interest margin declined 22 basis points from 3.16% to 2.94%.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended September 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$60,217	$39	0.26%	$44,790	$36	0.32%
Interest-bearing deposits at financial institutions	31,504	55	0.70%	40,895	100	0.98%
Investment securities (1)	416,263	2,931	2.82%	325,115	3,017	3.71%
Restricted investment securities	16,639	116	2.79%	14,629	119	3.25%
Gross loans/leases receivable (2) (3) (4)	1,195,525	16,710	5.59%	1,228,744	19,414	6.32%

Total interest earning assets	$1,720,148	19,851	4.62%	$1,654,173	22,686	5.49%

Noninterest-earning assets:
Cash and due from banks	$34,080			$30,908
Premises and equipment	31,754			30,695
Less allowance for estimated losses on loans/leases	(21,400)			(23,258)
Other	75,602			54,386

Total assets	$1,840,184			$1,746,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$388,685	1,009	1.04%	$375,002	957	1.02%
Savings deposits	34,996	24	0.27%	42,810	39	0.36%
Time deposits	452,607	2,118	1.87%	506,769	3,332	2.63%
Short-term borrowings	141,679	132	0.37%	110,354	172	0.62%
Federal Home Loan Bank advances	237,760	2,346	3.95%	211,791	2,271	4.29%
Junior subordinated debentures	36,085	495	5.49%	36,085	497	5.51%
Other borrowings (4)	150,740	1,453	3.86%	137,668	1,433	4.16%

Total interest-bearing liabilities	$1,442,552	7,577	2.10%	$1,420,479	8,701	2.45%

Noninterest-bearing demand deposits	$240,254			$177,807
Other noninterest-bearing liabilities	23,503			20,784

Total liabilities	$1,706,309			$1,619,070

Stockholders’ equity	133,875			127,834

Total liabilities and stockholders’ equity	$1,840,184			$1,746,904

Net interest income		$12,274			$13,985

Net interest spread			2.52%			3.04%

Net interest margin			2.85%			3.38%

Ratio of average interest-earning assets to average interest-bearing liabilities	119.24%			116.45%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

(4)	In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the three months ended September 30, 2010 and 2009, this totalled $9.9 million and none, respectively.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis of Changes of Interest Income/Interest Expense
For the three months ended September 30, 2010

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2010 vs. 2009
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$3	$(35)	$38
Interest-bearing deposits at financial institutions	(45)	(25)	(20)
Investment securities (2)	(86)	(3,169)	3,083
Restricted investment securities	(3)	(68)	65
Gross loans/leases receivable (3) (4) (5)	(2,704)	(2,191)	(513)

Total change in interest income	$(2,835)	$(5,488)	$2,653

INTEREST EXPENSE
Interest-bearing demand deposits	$52	$17	$35
Savings deposits	(15)	(9)	(6)
Time deposits	(1,214)	(886)	(328)
Short-term borrowings	(40)	(252)	212
Federal Home Loan Bank advances	75	(849)	924
Junior subordinated debentures	(2)	(2)	—
Other borrowings (5)	20	(468)	488

Total change in interest expense	$(1,124)	$(2,449)	$1,325

Total change in net interest income	$(1,711)	$(3,039)	$1,328

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately alloctaed to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

(5)	In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the three months ended September 30, 2010 and 2009, this totalled $9.9 million and none, respectively.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

	For the nine months ended September 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)
ASSETS
Interest earnings assets:
Federal funds sold	$58,766	124	0.28%	$46,971	92	0.26%
Interest-bearing deposits at financial institutions	28,323	347	1.63%	30,898	210	0.91%
Investment securities (1)	394,736	8,781	2.97%	294,606	9,128	4.13%
Restricted investment securities	16,767	329	2.62%	14,440	201	1.86%
Gross loans/leases receivable (2) (3) (4)	1,217,807	51,324	5.62%	1,220,326	55,184	6.03%

Total interest earning assets	$1,716,400	60,905	4.73%	$1,607,241	64,815	5.38%

Noninterest-earning assets:
Cash and due from banks	$32,113			$29,786
Premises and equipment	31,650			30,735
Less allowance for estimated losses on loans/leases	(22,151)			(21,404)
Other	73,801			58,666

Total assets	$1,831,813			$1,705,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$382,255	2,769	0.97%	$359,094	2,890	1.07%
Savings deposits	38,566	80	0.28%	51,213	291	0.76%
Time deposits	482,163	7,092	1.96%	525,667	11,376	2.89%
Short-term borrowings	137,230	450	0.44%	107,598	531	0.66%
Federal Home Loan Bank advances	231,595	6,904	3.97%	211,537	6,801	4.29%
Junior subordinated debentures	36,085	1,458	5.39%	36,085	1,530	5.65%
Other borrowings (4)	150,737	4,307	3.81%	109,673	3,325	4.04%

Total interest-bearing liabilities	$1,458,630	23,060	2.11%	$1,400,867	26,744	2.55%

Noninterest-bearing demand deposits	$220,390			$159,246
Other noninterest-bearing liabilities	22,563			21,972

Total liabilities	$1,701,583			$1,582,085

Stockholders’ equity	130,231			122,939

Total liabilities and stockholders’ equity	$1,831,813			$1,705,024

Net interest income		$37,845			$38,071

Net interest spread			2.62%			2.83%

Net interest margin			2.94%			3.16%

Ratio of average interest-earning assets to average interest-bearing liabilities	117.67%			114.73%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

(4)	In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the nine months ended September 30, 2010 and 2009, this totalled $9.6 million and none, respectively.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Analysis of Changes of Interest Income/Interest Expense
For the nine months ended September 30, 2010

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2010 vs. 2009
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$32	$7	$25
Interest-bearing deposits at financial institutions	137	166	(29)
Investment securities (2)	(347)	(3,910)	3,563
Restricted investment securities	128	92	36
Gross loans/leases receivable (3) (4) (5)	(3,860)	(3,746)	(114)

Total change in interest income	$(3,910)	$(7,391)	$3,481

INTEREST EXPENSE
Interest-bearing demand deposits	$(121)	$(376)	$255
Savings deposits	(211)	(152)	(59)
Time deposits	(4,284)	(3,405)	(879)
Short-term borrowings	(81)	(259)	178
Federal Home Loan Bank advances	103	(702)	805
Junior subordinated debentures	(72)	(72)	—
Other borrowings (5)	982	(311)	1,293

Total change in interest expense	$(3,684)	$(5,277)	$1,593

Total change in net interest income	$(226)	$(2,114)	$1,888

(1)	The column “Inc./(Dec.) from Prior Period” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately alloctaed to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

(5)	In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the nine months ended September 30, 2010 and 2009, this totalled $9.6 million and none, respectively.

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
Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for estimated losses on loans/leases. The Company’s allowance for estimated losses on loans/leases methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for estimated losses on loans/leases that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for estimated losses on loans/leases if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance for estimated losses on loans/leases. Although management believed the level of the allowance as of September 30, 2010 is adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
RESULTS OF OPERATIONS
INTEREST INCOME
Interest income experienced a decline from $22.6 million for the third quarter of 2009 to $19.7 million for the third quarter of 2010. During the third quarter of 2009, the Company recognized $1.3 million of interest income for cash interest payments previously received on a commercial loan which had been deferred pending the resolution of a contingency which was resolved that quarter. On an annualized basis, this translates into approximately 31 basis points of additional yield for the third quarter of 2009. The Company grew its interest-earnings assets as the average balance increased $66.0 million, or 4%, from the third quarter of 2009 to the same quarter of 2010. Most notably, the average balance of the investment securities portfolio increased $91.1 million, or 28%, and the average balance of the loan/lease portfolio decreased $33.2 million, or 3%. This continued shift in interest-earning mix is the result of the Company’s strong liquidity position and sources of funding coupled with weak loan/lease demand. The impact of the net growth overall on interest income was more than offset by the shift in interest-earning asset mix and the historically low interest rate environment.
For the nine months ended September 30, 2010, interest income declined $3.9 million, or 6%, compared to the same period in 2009. As mentioned above, the Company experienced significant growth in the average balances of its securities portfolio and a slight decline in the loan/lease portfolio. The impact of this net growth on interest income was more than offset by the continual shift in earning asset mix and the historically low interest rate environment.
INTEREST EXPENSE
Interest expense decreased $1.1 million, or 13%, from $8.7 million for the third quarter of 2009 to $7.6 million for the same quarter of 2010. Although the Company saw an increase in the average balance of interest-bearing liabilities of $22.1 million, or 2%, from the third quarter of 2009 to the same quarter of 2010, the impact of this increase on interest expense was more than offset by the decline in the average cost of interest bearing liabilities. The Company has placed an emphasis on shifting the mix of deposits from brokered and other time deposits to non-maturity demand deposits.
For the nine months ended September 30, 2010, the Company reported interest expense of $23.1 million which is a reduction of $3.7 million, or 14%, from $26.7 million for the same period in 2009. The Company’s ability to effectively manage the cost of interest-bearing liabilities more than offset the impact of increased volume on interest expense.
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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The Company’s provision for loan/lease losses totaled $1.4 million for the third quarter of 2010, a slight increase from the prior quarter, and a decrease of $2.1 million from the third quarter of 2009. Further, the Company’s provision for loan/lease losses for the first nine months of 2010 totaled $4.4 million, a reduction of $8.3 million from the same period in 2009. The decreases are partially attributable to the reduction in the overall loan/lease portfolio over the year. In addition, despite an increase in the Company’s nonperforming loans/leases, the Company did not experience a similar increase in specific reserves. The increase in nonperforming loans/leases consisted of a few commercial credits which management thoroughly reviewed and identified a strong collateral position that didn’t require significant additional specific reserves, or the Company had specifically reserved adequate amounts in prior periods while the loan/lease was still performing.
As a result, the Company’s allowance for estimated losses on loans/leases to gross loans/leases decreased to 1.67% at September 30, 2010 from 1.81% at December 31, 2009, and from 1.82% at September 30, 2009.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
NON-INTEREST INCOME
The following tables set forth the various categories of non-interest income for the three months and nine months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30,	September 30,
	2010	2009	$ Change	% Change

Trust department fees	$803,423	$719,682	$83,741	11.6%
Investment advisory and management fees, gross	419,416	373,724	45,692	12.2
Deposit service fees	902,787	843,674	59,113	7.0
Gains on sales of loans, net	1,109,724	288,924	820,800	284.1
Securities gains	—	718,948	(718,948)	(100.0)
Gains (losses) on sales of foreclosed assets	(188,158)	33,711	(221,869)	(100.0)
Earnings on bank-owned life insurance	353,003	316,568	36,435	11.5
Credit card issuing fees, net of processing costs	34,866	267,240	(232,374)	(87.0)
Other	923,225	554,237	368,988	66.6

	$4,358,286	$4,116,708	$241,578	5.9%

	Nine Months Ended
	September 30,	September 30,
	2010	2009	$ Change	% Change

Trust department fees	$2,438,473	$2,139,111	$299,362	14.0%
Investment advisory and management fees, gross	1,325,910	1,076,136	249,774	23.2
Deposit service fees	2,585,873	2,458,691	127,182	5.2
Gains on sales of loans, net	1,831,856	1,374,047	457,809	33.3
Securities gains	—	718,948	(718,948)	(100.0)
Gains (losses) on sales of foreclosed assets	(632,806)	220,408	(853,214)	(100.0)
Earnings on bank-owned life insurance	973,659	929,854	43,805	4.7
Credit card issuing fees, net of processing costs	231,439	805,990	(574,551)	(71.3)
Other	1,973,589	1,861,527	112,062	6.0

	$10,727,993	$11,584,712	$(856,719)	(7.4)%

Trust department fees increased $84 thousand, or 12%, from the third quarter of 2009 to the third quarter of 2010. For the nine months ended September 30, 2010, trust department fees increased $299 thousand, or 14%, compared to the same period in 2009. The majority of the trust department fees are determined based on the value of the investments within the managed trusts. As the national economy continues to recover from the recession, market values in many of these investments have experienced some recovery during 2010.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Investment advisory and management fees increased $46 thousand, or 12%, for the third quarter of 2010 compared to the same quarter of 2009. For the nine months ended September 30, 2010, investment advisory and management fees increased $250 thousand, or 23%, compared to the same period in 2009. Similar to trust department fees, these fees are partially determined based on the value of the investments managed. With the early stages of economic recovery, market values of many of these investments have experienced increases during 2010.
Deposit services fees have grown 7% quarter-over-quarter and 5% year-over-year. The Company has placed an emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits. With this shift in mix, the Company has increased the number of demand deposit accounts which tend to be lower in interest cost and higher in service fees.
Gains on sales of loans, net, more than tripled from the third quarter of 2009 to the third quarter of 2010. For the nine months ended September 30, 2010, gains on sales of loans, net, grew $458 thousand, or 33%, from the same period in 2009. This consists of sales of residential mortgages and the government guaranteed portions of small business loans. Regarding the sales of residential mortgages, the Company experienced increased loan origination and sales activity for these loan types in the third quarter of 2010 as a result of the reduction in interest rates and the resulting increase in residential mortgage refinancing transactions. The Company sells the majority of the residential mortgages it originates. In 2010, the Company has increased its small business lending by taking advantage of programs offered by the Small Business Administration (SBA) and United States Department of Agriculture (USDA). There has existed a strong market for purchasing the government guaranteed portions of these loans. In some cases, it is more beneficial for the Company to sell the government guaranteed portion at a premium. The Company recognized gains on sales of the government guaranteed portions of SBA and USDA loans totaling $683 thousand for the third quarter of 2010, and $979 thousand for the nine months ended September 30, 2010.
During the third quarter of 2009, the Company identified four securities with favorable market positions which were sold at pre-tax gains totaling $719 thousand.
The Company recognized net losses on sales of foreclosed assets during the third quarter of 2010 and the first nine months of 2010. By comparison, the Company recognized net gains on sales of foreclosed assets for the same periods in 2009. These amounts tend to fluctuate depending on the individual property or equipment being sold.
The Company has experienced declines in credit card issuing fees, net of processing costs, during 2010. The Company converted to a new third-party processor in the first quarter of 2010. The decreases are primarily the result of increased recurring costs of this new third-party processor, one-time costs related to the conversion, and increased legal costs related to new regulation within the credit card industry. The processor provides enhanced service which has increased capacity, efficiencies, and future revenue opportunities as well as decreased the Company’s exposure to fraud within this particular industry. It also has allowed significant reductions in current salaries and benefits expense. Management will continue to evaluate the profitability of this business segment.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
NON-INTEREST EXPENSE
The following table sets forth the various categories of non-interest expense for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30,	September 30,
	2010	2009	$ Change	% Change

Salaries and employee benefits	$6,910,016	$6,617,481	$292,535	4.4%
Professional and data processing fees	1,096,100	1,142,822	(46,722)	(4.1)
Advertising and marketing	292,148	250,930	41,218	16.4
Occupancy and equipment expense	1,410,429	1,368,900	41,529	3.0
Stationery and supplies	135,064	130,623	4,441	3.4
Postage and telephone	252,512	267,731	(15,219)	(5.7)
Bank service charges	112,742	85,282	27,460	32.2
FDIC and other insurance	887,509	1,235,486	(347,977)	(28.2)
Loan/lease expense	678,535	832,806	(154,271)	(18.5)
Other-than-temporary impairment losses on securities	113,800	—	113,800	100.0
Other	244,910	341,240	(96,330)	(28.2)

	$12,133,765	$12,273,301	$(139,536)	(1.1)%

	Nine Months Ended
	September 30,	September 30,
	2010	2009	$ Change	% Change

Salaries and employee benefits	$20,869,335	$20,463,428	$405,907	2.0%
Professional and data processing fees	3,379,080	3,426,065	(46,985)	(1.4)
Advertising and marketing	701,603	703,812	(2,209)	(0.3)
Occupancy and equipment expense	4,147,101	3,962,907	184,194	4.6
Stationery and supplies	379,347	408,472	(29,125)	(7.1)
Postage and telephone	750,611	787,014	(36,403)	(4.6)
Bank service charges	284,134	241,015	43,119	17.9
FDIC and other insurance	2,575,000	3,325,382	(750,382)	(22.6)
Loan/lease expense	1,658,647	1,484,707	173,940	11.7
Other-than-temporary impairment losses on securities	113,800	206,369	(92,569)	(44.9)
Losses on lease residual values	617,000	—	617,000	100.0
Other	1,314,615	991,205	323,410	32.6

	$36,790,273	$36,000,376	$789,897	2.2%

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Salaries and employee benefits, which is the largest component of non-interest expense, increased slightly from the third quarter of 2009 to the same quarter of 2010, and for the first nine months of 2010 compared to the same period of 2009. These modest increases are largely the result of increases in health insurance-related employee benefits for the majority of the Company’s employees as the Company did not generally increase salaries across the employee base as of January 1, 2010. The Company’s employee base has stabilized over the past year as full-time equivalents have remained relatively flat.
FDIC and other insurance expense decreased $348 thousand, or 28%, for the third quarter of 2010 compared to the same quarter of 2009. For the nine months ended September 30, 2010, FDIC and other insurance expense decreased $750 thousand, or 23%, compared to the same period in 2009. The decrease was primarily the result of accruing for the FDIC’s one-time special assessment during the second quarter of 2009. For the remainder of 2009 and the first half of 2010, the FDIC has not required additional one-time special assessments.
Loan/lease expense decreased $154 thousand, or 19%, from the third quarter of 2009 to the third quarter of 2010. For the nine months ended September 30, 2010, loan/lease expense increased $174 thousand, or 12%, compared to the same period in 2009. In conjunction with the increase in nonperforming assets over the past year, the Company has incurred increased carrying costs and workout expenses related to these nonperforming assets. Despite the quarter-over-quarter decline, the levels of loan/lease expense continue to be elevated.
During the Company’s periodic review of the investment portfolio in the third quarter of 2010, management identified a single issue trust preferred security that experienced a decline in fair value determined to be other-than-temporary. As a result, the Company wrote down the value of this security and recognized a loss totaling $114 thousand. The Company does not own any other trust preferred securities. For 2009, the Company’s periodic evaluation identified 11 publicly-traded equity investment securities owned by the Holding Company that experienced declines in fair value determined to be other-than-temporary. As a result, the Company wrote down the value of these securities and recognized losses in the amount of $206 thousand.
During the first quarter of 2010, the Company recognized losses in residual values for two direct financing equipment leases. The sharp declines in value were isolated and attributable to changes in unique market conditions during the quarter related to the specific equipment. Specifically, one of the affected leases related to auto-industry equipment. During the first quarter, several like equipment dealers declared bankruptcy which led to disruption in the specific market. As a result, pricing for new like equipment declined sharply. Similarly, for the other affected lease, the underlying equipment was a commercial printer. The commercial printing industry has experienced some challenges and pricing for this particular equipment experienced sharp declines during the first quarter. In both cases, management determined the amount of the loss by comparing the recorded estimated residual value of the affected leases to the estimated value at the end of the lease term, as adjusted for the declined pricing for new like equipment. Management continues to perform periodic and specific reviews of its residual values, and has identified modest residual risk remaining in the lease portfolio.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
INCOME TAXES
The provision for income taxes totaled $830 thousand, or an effective tax rate of 28%, for the third quarter of 2010 compared to $563 thousand, or an effective tax rate of 26%, for the same quarter in 2009. The slight increase in effective tax rate is the result of an increase in the proportionate share of taxable income to total income.
For the nine months ended September 30, 2010, the provision for income taxes totaled $1.9 million compared to a benefit of $561 thousand for the same period in 2009. The increase was the result of a significant increase in net income as the Company reported $7.0 million of income before taxes for the first nine months of 2010 compared to a net income before taxes of only $540 thousand for the same period in 2009.
FINANCIAL CONDITION
Total assets of the Company increased by $27.3 million, or 2%, to $1.81 billion at September 30, 2010 from $1.78 billion at December 31, 2009. The growth resulted primarily from its securities available for sale portfolio and a net increase in the Company’s federal funds sold position offset by a decline in loans/leases. This net growth was funded primarily by non-interest bearing deposits and Federal Home Loan Bank advances offset by a decline in time deposits.
The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return. Securities increased by $54.2 million, or 15%, over the first nine months of 2010. The increase was the result of continued weak loan/lease demand and the Company’s increased focus on liquidity. The Company’s securities available for sale portfolio consists largely of U.S. government sponsored agency securities. Residential mortgage-backed securities represents less than 1% of the entire portfolio as of September 30, 2010. The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities. See Note 2 for additional information regarding the Company’s securities portfolio.
Gross loans/leases receivable experienced a decline of $54.3 million, or 4%, during the first nine months of 2010. The Company originated $243.4 million of new loans/leases to new and existing customers during the first nine months of 2010; however, this was outpaced by payments and maturities as the Company’s markets continued to experience weak loan/lease demand.
Consistent with the intention of the Treasury Capital Purchase Program (“TCPP”), the Company is committed to providing transparency surrounding its utilization of the proceeds from participation in the TCPP including its lending activities and support of the existing communities served. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the table on the following page along with a rollforward of activity for the nine months ended September 30, 2010.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
QCR HOLDINGS, INC. AND SUBSIDIARIES
ROLLFORWARD OF LENDING/LEASING ACTIVITY
For the nine months ended September 30, 2010

	Quad City	m2	Cedar Rapids	Rockford	Intercompany	Consolidated
	Bank & Trust	Lease Funds	Bank & Trust	Bank & Trust	Elimination	Total
	(dollars in thousands)
BALANCE AS OF DECEMBER 31, 2009:

Commercial and industrial loans	$207,917	$—	$137,786	$58,270	$—	$403,973
Commercial real estate loans	271,858	—	199,384	124,607	(2,279)	593,570
Direct financing leases	—	90,059	—	—	—	90,059
Residential real estate loans	33,220	—	21,983	15,405	—	70,608
Installment and other consumer loans	48,057	—	24,075	12,139	—	84,271

	561,052	90,059	383,228	210,421	(2,279)	1,242,481
Plus deferred loan/lease origination costs, net of fees	63	2,207	(427)	(4)	—	1,839

Gross loans/leases receivable	$561,115	$92,266	$382,801	$210,417	$(2,279)	$1,244,320

ORIGINATION OF NEW LOANS/LEASES:

Commercial and industrial loans	28,937	—	31,480	14,910	—	75,327
Commercial real estate loans	24,877	—	30,258	7,836	—	62,971
Direct financing leases	—	18,599	—	—	—	18,599
Residential real estate loans	46,499	—	19,139	9,296	—	74,934
Installment and other consumer loans	6,523	—	3,573	1,483	—	11,579

	$106,836	$18,599	$84,450	$33,525	$—	$243,410

PAYMENTS/MATURITIES/SALES/CHARGE-OFFS, NET OF ADVANCES OR RENEWALS ON EXISTING LOANS/LEASES:

Commercial and industrial loans	(52,394)	—	(44,665)	(17,752)	—	(114,811)
Commercial real estate loans	(42,072)	—	(28,444)	(8,401)	109	(78,808)
Direct financing leases	—	(24,626)	—	—	—	(24,626)
Residential real estate loans	(43,283)	—	(11,026)	(11,470)	—	(65,779)
Installment and other consumer loans	(6,434)	—	(6,282)	(865)	—	(13,581)

	$(144,183)	$(24,626)	$(90,417)	$(38,488)	$109	$(297,605)

BALANCE AS OF SEPTEMBER 30, 2010:

Commercial and industrial loans	184,460	—	124,601	55,428	—	364,489
Commercial real estate loans	254,663	—	201,198	124,042	(2,170)	577,733
Direct financing leases	—	84,032	—	—	—	84,032
Residential real estate loans	36,436	—	30,096	13,231	—	79,763
Installment and other consumer loans	48,146	—	21,366	12,757	—	82,269

	523,705	84,032	377,261	205,458	(2,170)	1,188,286
Plus deferred loan/lease origination costs, net of fees	46	2,220	(547)	(27)	—	1,692

Gross loans/leases receivable	$523,751	$86,252	$376,714	$205,431	$(2,170)	$1,189,978

As commercial real estate loans are the largest loan type, management places a strong emphasis on monitoring the composition of the Company’s commercial real estate loan portfolio. Management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. Owner-occupied loans are generally considered to have less risk. As of September 30, 2010 and December 31, 2009, approximately 27% and 29% of the commercial real estate loan portfolio was owner-occupied.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Following is a listing of significant industries within the Company’s commercial real estate loan portfolio as of September 30, 2010:

	As of September 30, 2010
	Amount	%
	(dollars in thousands)

Lessors of Nonresidential Buildings & Dwellings	$169,229	29%
Lessors of Residential Buildings & Dwellings	56,041	10%
Land Subdivision	35,207	6%
New Car Dealers	21,514	4%
Hotels and Motels	19,582	3%
Other *	276,160	48%

Total Commercial Real Estate Loans	$577,733	100%

*	“Other” consists of all other industries. None of these had concentrations greater that $15 million, or 2.5% of total commercial real estate loans.
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
Changes in the allowance for estimated losses on loans/leases for the three and nine months ended September 30, 2010 and 2009 are presented as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Balance, beginning	$21,561	$22,495	$22,505	$17,809
Provisions charged to expense	1,434	3,527	4,414	12,761
Loans/leases charged off	(3,579)	(3,596)	(7,843)	(8,513)
Recoveries on loans/leases previously charged off	467	214	807	583

Balance, ending	$19,883	$22,640	$19,883	$22,640

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The allowance for estimated losses on loans/leases was $19.9 million at September 30, 2010 compared to $21.6 million at June 30, 2010 and $22.5 million at December 31, 2009, decreases of 8% and 12%, respectively. The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase/decrease in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated less than “fair quality” and carrying aggregate exposure in excess of $100 thousand. The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff and reported to management and the board of directors. The Company’s allowance for estimated losses on loans/leases to gross loans/leases was 1.67% at September 30, 2010 which is down from 1.78% at June 30, 2010, and down from 1.81% at December 31, 2009.
Although management believed that the allowance for estimated losses on loans/leases at September 30, 2010 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.
The table below presents the amounts of nonperforming assets.

	As of September 30,	As of June 30,	As of December 31,	As of September 30,
	2010	2010	2009	2009
	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$42,185	$36,421	$28,742	$25,400
Accruing loans/leases past due 90 days or more	3,610	463	89	1,503
Troubled debt restructures — accruing	1,510	147	1,201	—
Other real estate owned	11,976	9,910	9,286	4,994
Other repossessed assets	89	14	1,071	750

	$59,370	$46,955	$40,389	$32,647

Nonperforming loans/leases to total loans/leases	3.98%	3.06%	2.41%	2.17%
Nonperforming assets to total loans/leases plus reposessed property	4.94%	3.85%	3.22%	2.62%
Nonperforming assets to total assets	3.29%	2.56%	2.27%	1.87%
Texas ratio (3)	39.43%	31.17%	27.47%	21.59%

(1)	Includes government guaranteed portion

(2)	Includes troubled debt restructures of $2.8 million at September 30, 2010, $3.2 million at June 30, 2010, and none for the remaining periods presented

(3)	Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance for Estimated Losses on Loans/Leases. Texas Ratio is a non-GAAP financial measure. Management included as this is considered to be a critical metric with which to analyze and evaluate asset quality. Other companies may calculate this ratio differently.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Nonperforming assets at September 30, 2010 were $59.4 million, up $12.4 million, or 26%, during the third quarter, and up $19.0 million, or 47%, over the first nine months of 2010. The large majority of the nonperforming assets consisted of nonaccrual loans/leases and other real estate owned. For those nonaccrual loans/leases and all other classified assets, management has thoroughly reviewed these loans/leases and has provided specific reserves as appropriate. The increases in nonaccrual loans/leases during 2010 consisted of several commercial credits. As discussed above, management has thoroughly reviewed these credits and determined no significant additional reserves were required as a result of the strong collateral position or that the Company had specifically reserved adequate amounts in prior periods while the loan/lease was still performing. As such and previously noted, the Company’s allowance for estimated losses on loans/leases to gross loans/leases was 1.67% at September 30, 2010 which is down from 1.78% at June 30, 2010, and down from 1.81% at December 31, 2009.
Subsequent to September 30, 2010, the Company sold its single largest other real estate holding totaling $3.1 million, or approximately 18 basis points of total assets. The Company did not finance the transaction and recognized an insignificant gain on the sale.
Bank-owned life insurance increased $3.5 million, or 12%, during 2010 as the Company purchased additional insurance. The Company has earned a yield (unadjusted for tax effect) on bank-owned life insurance of 4.13% and 4.36% for the nine months ended September 30, 2010 and 2009, respectively.
Deposits increased by $30.9 million, or 3%, during the first half of 2010, and fell $33.5 million, or 3%, during the third quarter of 2010. The table below presents the composition of the Company’s deposit portfolio.

	As of September 30,	As of June 30,	As of December 31,	As of September 30,
	2010	2010	2009	2009
	(dollars in thousands)

Non-interest bearing demand deposits	$237,965	$216,529	$207,844	$189,387
Interest bearing demand deposits	379,083	384,664	393,732	400,713
Savings deposits	34,131	35,252	34,195	32,130
Time deposits	354,104	398,903	382,798	400,742
Brokered time deposits	81,450	84,908	70,754	73,796

	$1,086,733	$1,120,256	$1,089,323	$1,096,768

The Company has been successful in shifting the deposit mix over the past year with increases in non-interest bearing deposits and a decline in time deposits. Quad City Bank & Trust has had success growing its correspondent banking business over the calendar year as non-interest bearing correspondent deposits have grown $27.2 million, or 49%, to $82.8 million. Although the Company experienced a decline in total deposits during the third quarter, this was largely expected as management has focused on pruning the portfolio to minimize higher cost transactional deposits.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Short-term borrowings decreased $17.8 million, or 12%, during the first half of 2010 and decreased slightly during the current quarter. The subsidiary banks offer short-term repurchase agreements to some of their significant customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of September 30,	As of June 30,	As of December 31,	As of September 30,
	2010	2010	2009	2009
	(dollars in thousands)

Overnight repurchase agreements with customers	$113,099	$86,045	$94,090	$100,474
Federal funds purchased	23,320	46,990	56,810	13,680

	$136,419	$133,035	$150,900	$114,154

FHLB advances increased by $22.9 million, or 11%, to $238.8 million at September 30, 2010 from $215.9 million at December 31, 2009. As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.
Other borrowings increased $10.2 million, or 7%, from $140.0 million at December 31, 2009 to $150.2 million at September 30, 2010. Other borrowings consist largely of structured wholesale repurchase agreements which are utilized as an alternative funding source to FHLB advances and customer deposits. As a result of a change in accounting rules, effective January 1, 2010, the Company recorded $9.5 million of secured borrowings and $540 thousand of deferred gains related to sales of the government guaranteed portion of certain loans as of September 30, 2010. These secured borrowings do not bear interest and will mature within 90 days of the sales, at which time the sales will be fully recognized for accounting purposes. In addition, during the first quarter of 2010, the Company issued Series A Subordinated Notes in the amount of $2.7 million.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Stockholders’ equity increased $9.9 million, or 8%, from $125.6 million as of December 31, 2009 to $135.5 million as of September 30, 2010. Net income of $5.1 million for the first nine months of 2010 increased retained earnings; however, this was partially offset by declaration and accrual of preferred stock dividends and discount accretion totaling $3.1 million, and declaration of common stock dividends of $183 thousand. Specifically regarding the preferred stock dividends, the following details the dividend payments in 2010:
•	$536 thousand for the two quarterly dividends on the outstanding shares of Series B Non-Cumulative Perpetual Preferred Stock at a stated rate of 8.00% (this has been discontinued with the exchange of this preferred stock as disclosed in Note 7),
•	$356 thousand for the two quarterly dividends on the outstanding shares of Series C Non-Cumulative Perpetual Preferred Stock at a stated rate of 9.50% (this has been discontinued with the exchange of this preferred stock as disclosed in Note 7),
•	$1.8 million for the three quarterly dividends on the outstanding shares of Series D Cumulative Perpetual Preferred Stock at a stated rate of 5.00%, including the related discount accretion, and
•	$438 thousand for the first quarterly dividend on the outstanding shares of Series E Non-Cumulative Perpetual Preferred Stock at a stated dividend rate of 7.00%.
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
Lastly, the available for sale portion of the securities portfolio experienced an increase in fair value of $3.9 million, net of tax, for the first nine months of 2010 as a result of fluctuation in certain market rates at the end of the quarter.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $92.4 million as of September 30, 2010. This was an increase of $20.6 million, or 29%, from $71.8 million as of December 31, 2009.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The Company has a variety of sources of short-term liquidity available, including federal funds purchased from correspondent banks, FHLB advances, structured wholesale repurchase agreements, brokered certificates of deposit, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales. At September 30, 2010, the subsidiary banks had 16 lines of credit totaling $152.0 million, of which $53.5 million was secured and $98.5 million was unsecured. At September 30, 2010, all of the $152.0 million was available. Additionally, the Company has a single $20.0 million secured revolving line of credit with a maturity date of April 1, 2011. As of September 30, 2010, the Company had $17.5 million available as the line of credit carried an outstanding balance of $2.5 million.
Throughout its history, the Company has secured additional capital through various resources, including approximately $36.1 million through the issuance of trust preferred securities and $62.0 million through the issuance of preferred stock.
The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The most recent notification from the FDIC categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. The Company and the subsidiary banks’ actual capital amounts and ratios as of September 30, 2010 and December 31, 2009 are presented in the following tables (dollars in thousands):

					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010:
Company:
Total risk-based capital	$182,724	13.61%	$107,385	≥ 8.0%	N/A	N/A
Tier 1 risk-based capital	161,441	12.03%	53,962	≥ 4.0	N/A	N/A
Tier 1 leverage ratio	161,441	8.70%	74,254	≥ 4.0	N/A	N/A
Quad City Bank & Trust:
Total risk-based capital	$95,730	13.10%	$58,466	≥ 8.0%	$73,082	≥ 10.00%
Tier 1 risk-based capital	86,591	11.85%	29,233	≥ 4.0	43,849	≥ 6.00%
Tier 1 leverage ratio	86,591	8.53%	40,620	≥ 4.0	50,775	≥ 5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$54,295	13.95%	$31,139	≥ 8.0%	$38,924	≥ 10.00%
Tier 1 risk-based capital	49,405	12.69%	15,570	≥ 4.0	23,354	≥ 6.00%
Tier 1 leverage ratio	49,405	9.12%	21,677	≥ 4.0	27,096	≥ 5.00%
Rockford Bank & Trust:
Total risk-based capital	$33,898	15.49%	$17,504	≥ 8.0%	$21,881	≥ 10.00%
Tier 1 risk-based capital	31,159	14.24%	8,752	≥ 4.0	13,128	≥ 6.00%
Tier 1 leverage ratio	31,159	11.28%	11,052	≥ 4.0	13,815	≥ 5.00%

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

Part I
Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure annually over a five-year horizon, assuming no balance sheet growth and various interest rate scenarios including no change in rates; 200, 300, 400, and 500 basis point upward shifts; and a 100 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes parallel and pro rata shifts in interest rates over a twelve-month period for the 200 basis point upward shift and 100 basis point downward shift. For the 400 basis point upward shift, the model assumes a parallel and pro rata shift in interest rates over a twenty-four (24) month period. For the 500 basis point upward shift, the model assumes a flattening and pro rata shift in interest rates over a twelve-month period where the short-end of the yield curve shifts upward greater than the long-end of the yield curve. Effective with the modeling for the second quarter of 2010, the Company added an interest rate scenario where interest rates experience a parallel and instantaneous shift upward 300 basis points. The asset/liability management committee of the board of directors has established policy limits of a 10% decline in net interest income for the 200 and the newly added 300 basis point upward shifts and the 100 basis point downward shift. Application of the simulation model analysis at June 30, 2010 demonstrated the following:

	NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	As of June 30, 2010	As of December 31, 2009	As of June 30, 2009

100 basis point downward shift	-1.2%	-0.9%	0.4%
200 basis point upward shift	-3.2%	-5.1%	-2.8%
300 basis point upward shift	-2.3%	N/A	N/A
The simulation is within the board-established policy limit of a 10% decline in value for all three scenarios.
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

Part I
Item 4
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.
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

QCR HOLDINGS, INC. (Registrant)
Date November 5, 2010	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date November 5, 2010	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer Chief Financial Officer