Form 10-K
period 2010-12-31
QCR HOLDINGS INC
filed 2011-03-07
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The NASDAQ Global Market on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $39,425,051.
As of February 28, 2011, the Registrant had outstanding 4,703,866 shares of common stock, $1.00 par value per share.
Documents incorporated by reference:
Part III of Form 10-K - Proxy statement for annual meeting of stockholders to be held in May 2011.

QCR HOLDINGS, INC. AND SUBSIDIARIES

Part I

Item 1.	Business
General. QCR Holdings, Inc. (the “Company”) is a multi-bank holding company headquartered in Moline, Illinois, that was formed in February 1993 under the laws of the state of Delaware. The Company serves the Quad Cities, Cedar Rapids, and Rockford communities through the following three wholly-owned banking subsidiaries, which provide full-service commercial and consumer banking and trust and asset management services:
•	Quad City Bank and Trust Company (“Quad City Bank & Trust”), which is based in Bettendorf, Iowa, and commenced operations in 1994;
•	Cedar Rapids Bank and Trust Company (“Cedar Rapids Bank & Trust”), which is based in Cedar Rapids, Iowa, and commenced operations in 2001; and
•	Rockford Bank and Trust Company (“Rockford Bank & Trust”), which is based in Rockford, Illinois, and commenced operations in 2005.
The Company also engages in direct financing lease contracts through the 80% equity investment of Quad City Bank & Trust in m2 Lease Funds, LLC (“m2 Lease Funds”), based in Brookfield, Wisconsin, and in real estate holdings through its 91% equity investment in Velie Plantation Holding Company, LLC (“Velie Plantation Holding Company”), based in Moline, Illinois.
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
Subsidiary Banks. Quad City Bank & Trust was capitalized on October 13, 1993, and commenced operations on January 7, 1994. Quad City Bank & Trust is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law. Quad City Bank & Trust provides full service commercial and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois. Quad City Bank & Trust has the 80% equity investment in m2 Lease Funds. Quad City Bank & Trust, on a consolidated basis with m2 Lease Funds, had total segment assets of $1.03 billion and $975.8 million as of December 31, 2010 and 2009, respectively.
Cedar Rapids Bank & Trust is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law. The Company commenced operations in Cedar Rapids in June 2001, operating as a branch of Quad City Bank & Trust. The Cedar Rapids branch operation then began functioning under the Cedar Rapids Bank & Trust charter in September 2001. Cedar Rapids Bank & Trust provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids, Iowa and adjacent communities through its two facilities. The headquarters for Cedar Rapids Bank & Trust is located in downtown Cedar Rapids, and its first branch location is located in northern Cedar Rapids. Cedar Rapids Bank & Trust had total segment assets of $546.8 million and $542.7 million as of December 31, 2010 and 2009, respectively.

Rockford Bank & Trust is an Illinois-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law. The Company commenced operations in Rockford, Illinois in September 2004, operating as a branch of Quad City Bank & Trust, and that operation began functioning under the Rockford Bank & Trust charter in January 2005. Rockford Bank & Trust provides full-service commercial and consumer banking and trust and asset management services to Rockford and adjacent communities through its original office located in downtown Rockford and its branch facility located on Guilford Road at Alpine Road in Rockford. Rockford Bank & Trust had total segment assets of $271.4 million and $265.8 million as of December 31, 2010 and 2009, respectively.
See Financial Statement Note 22 for additional business segment information.
Other Operating Subsidiaries. On August 26, 2005, Quad City Bank & Trust acquired 80% of the membership units of m2 Lease Funds. John Engelbrecht, the President and Chief Executive Officer of m2 Lease Funds, retained 20% of the membership units. m2 Lease Funds, which is based in Brookfield, Wisconsin, is engaged in the business of leasing machinery and equipment to commercial and industrial businesses under direct financing lease contracts.
Beginning in 1998, the Company held a 20% equity investment in Velie Plantation Holding Company. In 2006, the Company acquired an additional 37% of the membership units bringing its total equity investment to 57%. During 2009, the Company acquired an additional 16% of the membership units to bring its total equity investment to 73%. And, during the fourth quarter of 2010, the Company acquired an additional 18% of the membership units to bring its total equity investment to 91%. Velie Plantation Holding Company is engaged in holding the real estate property known as the Velie Plantation Mansion in Moline, Illinois.
On January 1, 2008, Quad City Bank & Trust acquired 100% of the membership units of CMG Investment Advisors, LLC, which is an investment management and advisory company. During 2010, the operating subsidiary was renamed Quad City Investment Advisors, LLC.
Trust Preferred Subsidiaries. Following is a listing of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including pertinent information as of December 31, 2010 and 2009:

				Interest	Interest
				Rate as	Rate as
				of	of
Name	Date Issued	Amount Issued	Interest Rate	12/31/10	12/31/09

QCR Holdings Statutory Trust II	February 2004	$12,372,000	6.93%*	6.93%	6.93%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.15%	3.10%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.09%	2.08%
QCR Holdings Statutory Trust V	February 2006	10,310,000	6.62%**	6.62%	6.62%

*	Rate is fixed until March 31, 2011, then becomes variable based on 3-month LIBOR plus 2.85%, reset quarterly.

**	Rate is fixed until April 7, 2011, then becomes variable based on 3-month LIBOR plus 1.55%, reset quarterly.
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
The Company previously owned a 2.25% equity investment in Trisource Solutions, LLC (“Trisource”). On July 2, 2010, the Company exercised a put option and sold its equity investment back to the majority owner of Trisource for $750 thousand to be received in monthly installments through July 2012, with a final balloon payment to be made in August 2012. As a result, the gain (materially all of the sales proceeds) is deferred and recognized on a cash basis.
Business. The Company’s principal business consists of attracting deposits and investing those deposits in loans/leases and securities. The deposits of the subsidiary banks are insured to the maximum amount allowable by the FDIC. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans/leases and securities and the interest paid on deposits and borrowings. The Company’s operating results are affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, as described more fully in this Form 10-K. Its operating results also can be affected by trust fees, deposit service charge fees, gains on the sale of residential real estate and government guaranteed loans, earnings from bank-owned life insurance and other income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses, bank service charges, FDIC and other insurance, loan/lease expenses and other administrative expenses.
The Company and its subsidiaries collectively employed 350 and 343 full-time equivalents (“FTEs”) at December 31, 2010 and 2009, respectively.
The Board of Governors of the Federal Reserve System (the “Federal Reserve”) is the primary federal regulator of the Company and its subsidiaries. In addition, Quad City Bank & Trust and Cedar Rapids Bank & Trust are regulated by the Iowa Superintendent of Banking and Rockford Bank & Trust is regulated by the State of Illinois Department of Financial and Professional Regulation. The FDIC, as administrator of the Deposit Insurance Fund, has regulatory authority over the subsidiary banks.
Lending/Leasing. The Company and its subsidiaries provide a broad range of commercial and retail lending and investment services to corporations, partnerships, individuals and government agencies. The subsidiary banks actively market their services to qualified lending and deposit clients. Officers actively solicit the business of new clients entering their market areas as well as long-standing members of the local business community. The Company has an established lending/leasing policy which includes a number of underwriting factors to be considered in making a loan/lease, including, but not limited to, location, loan-to-value ratio, cash flow, collateral and the credit history of the borrower.
In accordance with Iowa regulation, the legal lending limit to one borrower for Quad City Bank & Trust and Cedar Rapids Bank & Trust, calculated as 15% of aggregate capital, was $14.5 million and $8.5 million, respectively, as of December 31, 2010. In accordance with Illinois regulation, the legal lending limit to one borrower for Rockford Bank & Trust, calculated as 25% of aggregate capital, totaled $8.6 million as of December 31, 2010.
The Company recognizes the need to prevent excessive concentrations of credit exposure to any one borrower or group of related borrowers. As such, the Company has established an in-house lending limit, which is lower than each subsidiary bank’s legal lending limit, in an effort to manage individual borrower exposure levels.
The in-house lending limit is the maximum amount of credit each subsidiary bank will extend to a single borrowing entity or group of related entities. Under the in-house limit, total credit exposure to a single borrowing entity or group of related entities will not exceed the following, subject to certain exceptions:

Quad City Bank & Trust:	$7.5 million
Cedar Rapids Bank & Trust:	$5.0 million
Rockford Bank & Trust:	$3.0 million

On a consolidated basis, the in-house lending limit is $10.0 million and is the maximum amount of credit that all affiliated banks when combined will extend to a single borrowing entity or group of related entities.
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
The Company recognizes that a diversified loan portfolio contributes to reducing risk in the overall loan/lease portfolio. The specific loan/lease portfolio mix is subject to change based on loan/lease demand, the business environment and various economic factors. The Company actively monitors concentrations within the loan/lease portfolio to ensure appropriate diversification and concentration risk is maintained.
Specifically, each subsidiary bank’s total loans as a percentage of assets may not exceed 85%. In addition, following are established policy limits for the loan portfolio on a per loan type basis, reflected as a percentage of the subsidiary bank’s average gross loans:

Type of Loan	Maximum Percentage

One-to-four family residential	30%
Multi-family	15%
Farmland	5%
Non-farm, nonresidential	50%
Construction and land development	20%
Commercial and industrial loans	60%
Loans to individuals	10%
Lease financing	20%
Bank stock loans	15%
All other loans	10%
The loan types above are as defined and reported in the subsidiary banks’ quarterly Reports of Condition and Income (also known as Call Reports).
The following table presents total loans/leases by major loan/lease type and subsidiary as of December 31, 2010 and 2009. Residential real estate loans held for sale are included in residential real estate loans below.

	Quad City		m2		Cedar Rapids		Rockford		Intercompany	Consolidated
	Bank & Trust		Lease Funds		Bank & Trust		Bank & Trust		Elimination	Total
	$	%	$	%	$	%	$	%	$	$	%
	(dollars in thousands)
As of December 31, 2010:

Commercial and industrial loans	$194,316	38%	$—	0%	$117,236	32%	$54,073	27%	$—	$365,625	31%
Commercial real estate loans	239,338	46%	—	0%	197,774	54%	118,763	58%	(2,158)	553,717	47%
Direct financing leases	—	0%	83,010	97%	—	0%	—	0%	—	83,010	7%
Residential real estate loans	34,820	7%	—	0%	32,155	9%	15,222	7%	—	82,197	7%
Installment and other consumer loans	49,664	9%	—	0%	21,243	5%	15,333	8%	—	86,240	8%
Deferred loan/lease origination costs, net of fees	30	0%	2,342	3%	(628)	0%	6	0%	—	1,750	0%

	$518,168	100%	$85,352	100%	$367,780	100%	$203,397	100%	$(2,158)	$1,172,539	100%

As of December 31, 2009:

Commercial and industrial loans	$217,873	39%	$—	0%	$148,420	39%	$75,243	36%	$—	$441,536	35%
Commercial real estate loans	261,902	47%	—	0%	188,750	49%	107,634	51%	(2,279)	556,007	45%
Direct financing leases	—	0%	90,059	98%	—	0%	—	0%	—	90,059	7%
Residential real estate loans	33,221	6%	—	0%	21,982	6%	15,405	7%	—	70,608	6%
Installment and other consumer loans	48,057	8%	—	0%	24,075	6%	12,139	6%	—	84,271	7%
Deferred loan/lease origination costs, net of fees	64	0%	2,206	2%	(427)	0%	(4)	0%	—	1,839	0%

	$561,117	100%	$92,265	100%	$382,800	100%	$210,417	100%	$(2,279)	$1,244,320	100%

Proper pricing of loans is necessary to provide adequate return to the Company’s shareholders. Loan pricing, as established by the subsidiary banks’ Asset/Liability Committee, shall include consideration for the cost of funds, loan maturity and risk, origination and maintenance costs, appropriate shareholder return, competitive factors, and the economic environment. The portfolio contains a mix of loans with fixed and floating interest rates. Management attempts to maximize the use of interest rate floors on its variable rate loan portfolio. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk for more discussion on the Company’s management of interest rate risk.
Commercial and Industrial Lending
As noted above, the subsidiary banks are active commercial and industrial lenders. The current areas of emphasis include loans to small and mid-sized businesses with a wide range of operations such as wholesalers, manufacturers, building contractors, business services companies, other banks, and retailers. The banks provide a wide range of business loans, including lines of credit for working capital and operational purposes, and term loans for the acquisition of facilities, equipment and other purposes.
Loan approval is generally based on the following factors:
•	Ability and stability of current management of the borrower;
•	Stable earnings with positive financial trends;
•	Sufficient cash flow to support debt repayment;
•	Earnings projections based on reasonable assumptions;
•	Financial strength of the industry and business; and
•	Value and marketability of collateral.
For commercial and industrial loans, the Company assigns internal risk ratings which are largely dependent upon the aforementioned approval factors. The risk rating is reviewed annually, at a minimum, and on an as needed basis depending on the specific circumstances of the loan. See Financial Statement Note 1 for additional information including the internal risk rating scale.
As part of the underwriting process, management reviews current borrower financial statements. When appropriate, certain commercial and industrial loans may contain covenants requiring maintenance of financial performance ratios such as:
•	Minimum debt service coverage ratio;
•	Minimum current ratio;
•	Maximum debt to tangible net worth ratio; and/or
•	Minimum tangible net worth
Establishment of these financial performance ratios depends on a number of factors including risk rating and the specific industry.

Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. The lending policy specifies approved collateral types and corresponding maximum advance percentages. The value of collateral pledged on loans must exceed the loan amount by a margin sufficient to absorb potential erosion of its value in the event of foreclosure and cover the loan amount plus costs incurred to convert it to cash. Approved non-real estate collateral types and corresponding maximum advance percentages for each are listed below.

Approved Collateral Type	Maximum Advance %

Financial Instruments
U.S. Government Securities	90% of market value
Securities of Federal Agencies	90% of market value
Municipal Bonds rated by Moody’s As “A” or better	80% of market value
Listed Stocks	75% of market value
Mutual Funds	75% of market value
Cash Value Life Insurance	95%, less policy loans
Savings/Time Deposits (Bank)	100% of current value

General Business
Accounts Receivable	80% of eligible A/R
Inventory	50% of value
Fixed Assets (Existing)	50% of net book value, or 75% of orderly liquidation appraised value
Fixed Assets (New)	80% of cost, or higher if cross-collateralized with other assets
Leasehold Improvements	0%
The lending policy specifies maximum term limits for commercial and industrial loans. For term loans, the maximum term is 7 years. Generally, term loans range from 3 to 5 years. For lines of credit, the maximum term is 365 days.
In addition, the subsidiary banks often take personal guarantees to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.
Commercial Real Estate Lending
The subsidiary banks also make commercial real estate loans. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those standards and processes specific to real estate loans. Collateral for these loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower. The lending policy specifies maximum loan-to-value limits based on the category of commercial real estate (commercial real estate loans on improved property, raw land, land development, and commercial construction). These limits are the same limits established by regulatory authorities. Following is a listing of these limits as well as some of the other guidelines included in the lending policy for the major categories of commercial real estate loans:

Maximum
Commercial Real Estate Loan Types	Maximum Advance Rate **	Term

Commercial Real Estate Loans on Improved Property *	80%	7 years
Raw Land	Lesser of 65% of ‘as is’ appraised value, or 90% of cost	12 months
Land Development	Lesser of 90% of project cost, or 75% of appraised value	24 months
Commercial Construction Loans	Lesser of 90% of project cost, or 80% of appraised value	365 days

*
Generally, the debt service coverage ratio must be a minimum of 1.15x for non-owner occupied loans and 1.00x for owner-occupied loans. For loans greater than $500 thousand, the subsidiary banks sensitivity test this ratio for deteriorated economic conditions, major changes in interest rates, and/or significant increases in vacancy rates.

**	These maximum rates are consistent with those established by regulatory authorities.

The lending policy also includes guidelines for real estate appraisals, including minimum appraisal standards based on certain transactions. In addition, the subsidiary banks often take personal guarantees to help assure repayment.
In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. Owner-occupied loans are generally considered to have less risk. As of December 31, 2010 and 2009, approximately 26% and 29%, respectively, of the commercial real estate loan portfolio was owner-occupied.
The Company’s lending policy limits non-owner occupied commercial real estate lending to 300% of total risk-based capital, and limits construction, land development, and other land loans to 100% of total risk-based capital. Exceeding these limits warrants the use of heightened risk management practices in accordance with regulatory guidelines.
Following is a listing of the significant industries within the Company’s commercial real estate loan portfolio as of December 31, 2010:

	As of December 31,
	2010
	Amount	%
	(dollars in thousands)

Lessors of Nonresidential Buildings	$154,427	28%
Lessors of Residential Buildings	52,582	9%
Land Subdivision	30,572	6%
Lessors of Other Real Estate Property	19,688	4%
New Single Family Construction	16,053	3%
Other *	280,395	50%

Total Commercial Real Estate Loans	$553,717	100%

*	“Other” consists of all other industries. None of these had concentrations greater than $15 million, or 2.7% of total commercial real estate loans.
Direct Financing Leasing
m2 Lease Funds leases machinery and equipment to commercial and industrial customers under direct financing leases. All lease requests are subject to the credit requirements and criteria as set forth in the lending/leasing policy. In all cases, a formal independent credit analysis of the lessee is performed.
The following private and public sector business assets are generally acceptable to consider for lease funding:
•	Computer systems
•	Photocopy systems
•	Fire trucks
•	Specialized road maintenance equipment
•	Medical equipment
•	Commercial business furnishings
•	Vehicles classified as heavy equipment
•	Aircraft
•	Equipment classified as plant or office equipment
•	Marine boat lifts

m2 Lease Funds will generally refrain from funding leases of the following type:
•	Leases collateralized by non-marketable items
•	Leases collateralized by consumer items, such as vehicles, household goods, recreational vehicles, boats, etc.
•	Leases collateralized by used equipment, unless its remaining useful life can be readily determined
•	Leases with a repayment schedule exceeding 7 years
Residential Real Estate Lending
Generally, the subsidiary banks’ residential real estate loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell loans in the secondary market. The subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature or adjust in one to five years, and then retain these loans in their portfolios. Servicing rights are not presently retained on the loans sold in the secondary market. The lending policy establishes minimum appraisal and other credit guidelines.
As mentioned above, the subsidiary banks sell the majority of their residential real estate loans in the secondary market. The following table presents the originations and sales of residential real estate loans for the Company.

	For the year ended December 31,
	2010	2009	2008
	(dollars in thousands)

Originations of residential real estate loans	$164,572	$157,180	$116,662
Sales of residential real estate loans	$134,304	$141,619	$87,907
Percentage of sales to originations	82%	90%	75%
Installment and Other Consumer Lending
The consumer lending department of each bank provides many types of consumer loans, including motor vehicle, home improvement, home equity, signature loans and small personal credit lines. The lending policy addresses specific credit guidelines by consumer loan type.
In some instances for all loans/leases, it may be appropriate to originate or purchase loans/leases that are exceptions to the guidelines and limits established within the lending policy described above. In general, exceptions to the lending policy do not significantly deviate from the guidelines and limits established within the lending policy and, if there are exceptions, they are generally noted as such and specifically identified in loan/lease approval documents.
Competition. The Company currently operates in the highly competitive Quad Cities, Cedar Rapids, and Rockford markets. Competitors include not only other commercial banks, credit unions, thrift institutions, and mutual funds, but also, insurance companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as the Company. Many of these unregulated competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services. The Company competes in markets with a number of much larger financial institutions with substantially greater resources and larger lending limits.

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
See Appendix B for tables and schedules that show selected comparative statistical information relating to the business of the Company required to be presented pursuant to federal securities laws. Consistent with the information presented in Form 10-K, results are presented for the fiscal years ended December 31, 2010, 2009, 2008, 2007, and 2006 and have been reclassified, as appropriate, for discontinued operations.
Internet Site, Securities Filings and Governance Documents. The Company maintains Internet sites for itself and each of its three banking subsidiaries. The Company makes available free of charge through these sites its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Also available are many of its corporate governance documents, including the Code of Conduct and Ethics Policy. The sites are www.qcrh.com, www.qcbt.com, www.crbt.com, and www.rkfdbank.com.

Item 1A.	Risk Factors
In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:
Difficult market conditions have affected the financial industry and may adversely affect us in the future.
Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial banks and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital from private and government entities, to merge with larger and stronger financial institutions and, in some cases, to fail.
Reflecting concern about the stability of the financial markets in general and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, erosion of consumer confidence, increased market volatility and widespread reduction of business activity in general. The resulting economic pressure on consumers and erosion of confidence in the financial markets has already adversely affected our industry and may adversely affect our business, financial condition and results of operations. We cannot predict whether the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and other financial institutions. In particular, we may face the following risks in connection with these events:
•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite the loans become less predictive of future behaviors.
•
The models used to estimate losses inherent in the credit exposure require difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the models.

•
Our ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties on favorable terms, or at all, could be adversely affected by further disruptions in the capital markets or other events, including deteriorating investor expectations.

•	Competitive dynamics in the industry could change as a result of consolidation of financial services companies in connection with current market conditions.
•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.
•
We expect to face increased capital requirements, both at the Company level and each of its banking subsidiaries. In this regard, the Collins Amendment to the Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Furthermore, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, recently announced an agreement to a strengthened set of capital requirements for internationally active banking organizations, known as Basel III. We expect U.S. banking authorities to follow the lead of Basel III and require all U.S. banking organizations to maintain significantly higher levels of capital, which may limit our ability to pursue business opportunities and adversely affect our results of operations and growth prospects.

•
We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the Deposit Insurance Fund, or DIF, and reduced the ratio of reserves to insured deposits. Furthermore, the recently enacted Dodd-Frank Act requires the FDIC to increase the DIF’s reserves against future losses, which will necessitate increased assessments on depository institutions. Although the precise impact on us will not be clear until implementing rules are issued, any future increases in assessments applicable to us will decrease our earnings and could have a material adverse effect on the value of, or market for, our common stock.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
Our business is concentrated in and dependent upon the continued growth and welfare of the Quad Cities, Cedar Rapids, and Rockford markets.
We operate primarily in the Quad Cities, Cedar Rapids, and Rockford markets, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. We have developed a particularly strong presence in Bettendorf, Cedar Rapids and Davenport, Iowa and Moline and Rockford, Illinois and their surrounding communities. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce demand for our products and services, affect the ability of our customers to repay their loans to us, increase the levels of our non-performing and problem loans, and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.
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

Since mid-2007, the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in asset values and by a lack of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact our ability to originate loans/leases, invest in securities, meet our expenses, pay dividends to our shareholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.
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
We rely heavily on the success of our bank subsidiaries’ independent management teams. Accordingly, much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain the executive officers and current management teams of our operating subsidiaries will continue to be important to the successful implementation of our strategy. It is also critical, as we manage our existing portfolio and grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.
The American Recovery and Reinvestment Act of 2010 that was signed into law in February 2010 includes extensive restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which we have any outstanding securities held by the U.S. Treasury that were issued under the Capital Purchase Program. Many of the restrictions may not be limited to our senior executives and could cover other employees whose contributions to revenue and performance can be significant. As long as we are subject to them, these limitations may adversely affect our ability to recruit and retain these key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.
The Company and each of its banking subsidiaries are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations and we expect that the capital requirements imposed by the regulators will increase in the future. Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. Our failure to meet these capital and other regulatory requirements could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition.
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
There are risks inherent in making any loan, including risks inherent in dealing with specific borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department and an external third party. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.
The majority of our subsidiary banks’ loan portfolios are invested in commercial and industrial and commercial real estate loans, and we focus on lending to small to medium-sized businesses. The size of the loans we can offer to commercial customers is less than the size of the loans that our competitors with larger lending limits can offer. This may limit our ability to establish relationships with the area’s largest businesses. Smaller companies tend to be at a competitive disadvantage and generally have limited operating histories, less sophisticated internal record keeping and financial planning capabilities and fewer financial resources than larger companies. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger, more established businesses. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. In addition to commercial and commercial real estate loans, our subsidiary banks are also active in residential mortgage and consumer lending. Should the economic climate fail to improve or worsen, our borrowers may experience financial difficulties, and the level of non-performing loans, charge-offs and delinquencies could rise, which could negatively impact our business.

Commercial and industrial loans make up a large portion of our loan/lease portfolio.
Commercial and industrial loans/leases were $365.6 million, or approximately 31% of our total loan/lease portfolio, as of December 31, 2010. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment and real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. Whenever possible, we require a personal guarantee on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, a continued decline in the United States economy or a prolonged recovery period could harm or continue to harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.
Our loan/lease portfolio has a significant concentration of commercial real estate loans, which involve risks specific to real estate values.
Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were $553.7 million, or approximately 47% of our total loan/lease portfolio, as of December 31, 2010. Of this amount, $144.0 million, or approximately 26%, is owner-occupied. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located and in the past several years our market areas have experienced a general weakening in real estate valuations. Continued adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.
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
We established our allowance for loan/lease losses in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio. The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2010, our allowance for loan/lease losses as a percentage of total gross loans/leases was 1.74% and as a percentage of total nonperforming loans/leases was approximately 49%. Because of the concentration of commercial and industrial and commercial real estate loans in our loan portfolio, which tend to be larger in amount than residential real estate loans, the movement of a small number of loans to nonperforming status can have a significant impact on this ratio. Although management believes that the allowance for loan/lease losses as of December 31, 2010 was adequate to absorb losses on any existing loans/leases that may become uncollectible, in light of the current economic environment, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance for loan/lease losses will prove sufficient to cover actual loan/lease losses in the future, particularly if economic conditions worsen beyond what management currently expects. Additional provisions to the allowance for loan/lease losses and loan/lease losses in excess of our allowance for loan/lease losses may adversely affect our business, financial condition and results of operations.

Failure to pay interest on our debt or dividends on our preferred stock may adversely impact our ability to pay common stock dividends.
As of December 31, 2010, we had $36.1 million of junior subordinated debentures held by four business trusts that we control. Interest payments on the debentures, which totaled $1.9 million for 2010, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. As of December 31, 2010, the Company had 25,000 shares of non-cumulative perpetual preferred stock issued and outstanding. Although these non-cumulative preferred shares will accrue no dividends, dividends will be payable on the preferred shares if declared, but no dividends may be declared on the Company’s common stock unless and until dividends have been declared on the outstanding shares. Deferral, of either interest payments on the debentures or preferred dividends on the preferred shares, could cause a subsequent decline in the market price of our common stock because the Company would not be able to pay dividends on its common stock.
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
The market value of investments in our securities portfolio has become increasingly volatile over the past year, and as of December 31, 2010, we had gross unrealized losses of $2.8 million in our investment portfolio (more than offset by gross unrealized gains of $3.9 million). The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a quarterly basis, we formally evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.
Legislative and regulatory reforms applicable to the financial services industry may, if enacted or adopted, have a significant impact on our business, financial condition and results of operations.
On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.
The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also authorizes the Federal Reserve to limit interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies.

The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier 1 capital, but certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or less will continue to be includible in Tier 1 capital. This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Regulations implementing the Collins Amendment must be issued within 18 months of July 21, 2010.
These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations. Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are to be phased-in over the next several months and years, and assessing its probable impact on our operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.
The U.S. Congress has also recently adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2010, and the Federal Reserve has adopted numerous new regulations addressing banks’ credit card, overdraft and mortgage lending practices. Additional consumer protection legislation and regulatory activity is anticipated in the near future.
Such proposals and legislation, if finally adopted, would change banking laws and our operating environment and that of our subsidiaries in substantial and unpredictable ways. We cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our business, financial condition or results of operations.
Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.
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
Any redemption of the securities sold to the U.S. Treasury to avoid these restrictions would require prior Federal Reserve and Treasury approval. Based on guidelines issued by the Federal Reserve, institutions seeking to redeem Capital Purchase Program preferred stock must demonstrate an ability to access the long-term debt markets, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before such institutions can redeem any securities sold to the Treasury.

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

Item 1B.	Unresolved Staff Comments
There are no unresolved staff comments.

Item 2.	Properties
The following table is a listing of the Company’s operating facilities for its subsidiary banks:

	Facility
	Square	Facility Owned or
Facility Address	Footage	Leased

Quad City Bank & Trust

2118 Middle Road in Bettendorf, IA	6,700	Owned
4500 Brady Street in Davenport, IA	36,000	Owned
3551 7th Street in Moline, IL	30,000	Owned	*
5405 Utica Ridge Road in Davenport, IA **	7,400	Leased
1700 Division Street in Davenport, IA	12,000	Owned

Cedar Rapids Bank & Trust

500 1st Avenue NE, Suite 100 in Cedar Rapids, IA	36,000	Owned
5400 Council Street in Cedar Rapids, IA	5,900	Owned

Rockford Bank & Trust

127 North Wyman Street in Rockford, IL	7,800	Leased
4571 Guilford Road in Rockford, IL	20,000	Owned

*	The building is owned by Velie Plantation Holding Company, in which the Company has a 91% interest.

**
Effective April 1, 2010, Quad City Bank & Trust moved its branch operations from 5515 Utica Ridge Road in Davenport, Iowa to 5405 Utica Ridge Road in Davenport, Iowa. The previous facility was also leased and had 6,000 square feet available.

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

Item 4.	[Removed and Reserved]

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. The common stock, par value $1.00 per share, of the Company is listed on The NASDAQ Global Market under the symbol “QCRH”. The stock began trading on NASDAQ on October 6, 1993. The Company transferred its listing from the NASDAQ Capital Market to the NASDAQ Global Market on March 1, 2010. As of December 31, 2010, there were 4,611,182 shares of common stock outstanding held by approximately 2,600 holders of record. The following table sets forth the high and low sales prices of the common stock, as reported by NASDAQ for the periods indicated.

	2010 Sales Price		2009 Sales Price		2008 Sales Price
	High	Low	High	Low	High	Low

First quarter	$10.000	$7.650	$11.930	$7.120	$17.020	$14.150
Second quarter	14.400	8.730	11.000	7.760	16.200	12.130
Third quarter	10.970	8.930	10.980	9.470	16.200	9.700
Fourth quarter	9.520	6.745	10.490	7.060	14.240	9.440
Dividends on Common Stock. On May 12, 2010, the Company declared a cash dividend of $0.04 per share, or $183 thousand, which was paid on July 6, 2010, to stockholders of record as of June 21, 2010. On November 4, 2010, the Company declared a cash dividend of $0.04 per share, or $183 thousand, which was paid on January 7, 2011, to stockholders of record as of December 22, 2010. In the future, it is the Company’s intention to continue to consider the payment of dividends on a semi-annual basis. The Company anticipates an ongoing need to retain much of its operating income to help provide the capital for continued growth, but believes that operating results have reached a level that can sustain dividends to stockholders as well.
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
The Company also has certain contractual restrictions on its ability to pay dividends. The Company has issued junior subordinated debentures in four private placements. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. During the second quarter of 2010, the Company issued shares of non-cumulative convertible perpetual preferred stock. See Financial Statement Note 12 for additional detail on this issuance of preferred stock. Also, under the terms of this preferred stock, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances existed through the date of filing of this Form 10-K filed with the U.S. Securities and Exchange Commission.

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
Purchase of Equity Securities by the Company. There were no purchases of common stock by the Company for the years ended December 31, 2010 and 2009. On December 31, 2008, the Company repurchased 121,246 shares of its common stock. The common stock was repurchased at $13.25 per share for a total cost of $1,606,510.
Stockholder Return Performance Graph. The following graph indicates, for the period commencing December 31, 2005 and ending December 31, 2010, a comparison of cumulative total returns for the Company, the NASDAQ Composite Index and the SNL Bank NASDAQ Index prepared by SNL Securities, Charlottesville, Virginia. The graph was prepared at the Company’s request by SNL Securities. The information assumes that $100 was invested at the closing price in December 31, 2005 in the common stock of the Company and each index, and that all dividends were reinvested.
QCR Holdings, Inc.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
QCR Holdings, Inc.	$100.00	$90.05	$73.04	$51.59	$43.46	$37.48
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank NASDAQ	100.00	112.27	88.14	64.01	51.93	61.27

Item 6.	Selected Financial Data
The following “Selected Financial Data” of the Company is derived in part from, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto. See Item 8 “Financial Statements.” Results for past periods are not necessarily indicative of results to be expected for any future period.

	Years Ended December 31,
	2010	2009	2008	2007	2006

STATEMENT OF INCOME DATA

Continuing Operations:
Interest income	$80,097	$85,611	$85,147	$82,491	$68,803
Interest expense	30,233	34,949	40,524	48,139	38,907

Net interest income	49,864	50,662	44,623	34,352	29,896
Provision for loan/lease losses	7,464	16,976	9,222	2,336	3,284
Non-interest income	15,406	15,547	13,931	13,499	10,998
Non-interest expense	48,549	46,937	42,334	35,734	34,063
Income tax expense	2,449	247	1,735	2,893	724

Income from continuing operations	6,808	2,049	5,263	6,888	2,823

Discontinued Operations:
Income (loss) from discontinued operations, before taxes	—	—	2,580	(1,221)	378
Income tax expense (benefit)	—	—	846	(498)	133

Income (loss) from discontinued operations	—	—	1,734	(723)	245

Net income	6,808	2,049	6,997	6,165	3,068
Less: net income attributable to noncontrolling interests	221	277	288	388	266

Net income attributable to QCR Holdings, Inc.	6,587	1,772	6,709	5,777	2,802
Less: preferred stock dividends and discount accretion	4,128	3,844	1,785	1,072	164

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	2,459	(2,072)	4,924	4,705	2,638

PER COMMON SHARE DATA

Income (loss) from continuing operations — BASIC (1)	$0.54	$(0.46)	$0.69	$1.19	$0.52
Income (loss) from discontinued operations — BASIC (1)	—	—	0.38	(0.16)	0.05
Net income (loss) — BASIC (1)	0.54	(0.46)	1.07	1.03	0.57
Income (loss) from continuing operations — DILUTED (1)	0.53	(0.46)	0.69	1.18	0.52
Income (loss) from discontinued operations — DILUTED (1)	—	—	0.37	(0.16)	0.05
Net income (loss) — DILUTED (1)	0.53	(0.46)	1.06	1.02	0.57
Cash dividends declared	0.08	0.08	0.08	0.08	0.08
Dividend payout ratio	14.81%	(17.39)%	7.48%	7.77%	14.04%

BALANCE SHEET DATA

Total assets	$1,836,635	$1,779,646	$1,605,629	$1,476,564	$1,271,675
Securities	424,847	370,520	256,076	220,557	194,774
Total loans/leases	1,172,539	1,244,320	1,214,690	1,056,988	960,747
Allowance for estimated losses on loans/leases	20,365	22,505	17,809	11,315	10,612
Deposits	1,114,816	1,089,323	1,058,959	884,005	875,447
Borrowings	566,060	542,895	431,820	435,786	303,390
Stockholders’ equity:
Preferred	62,214	58,578	20,158	20,158	12,884
Common	70,357	67,017	72,337	67,629	59,361

KEY RATIOS

Return on average assets (2)	0.36%	0.10%	0.43%	0.43%	0.24%
Return on average common stockholders’ equity (3)	3.58	(2.97)	7.07	7.40	4.65
Return on average total stockholder’s equity (2)	5.03	1.43	7.47	7.55	4.77
Net interest margin, tax equivalent yield (4)	2.92	3.14	3.27	2.86	2.87
Efficiency ratio (5)	74.38	70.89	72.30	74.68	83.30
Loans to deposits	105.18	114.23	114.71	119.57	109.74
Nonperforming assets to total assets	2.73	2.27	1.58	0.51	0.58
Allowance for estimated losses on loans/leases to total loans/leases	1.74	1.81	1.47	1.07	1.10
Net charge-offs to average loans/leases	0.79	1.00	0.24	0.16	0.18
Average total stockholders’ equity to average total assets	7.13	7.18	5.78	5.66	5.09

(1)	Income (loss) amounts are attributable to QCR Holdings, Inc.

(2)	Numerator is net income attributable to QCR Holdings, Inc.

(3)	Numerator is net income (loss) available to QCR Holdings, Inc. common stockholders

(4)	Interest earned and yields on nontaxable investments ar determined on a tax equivalent basis using a 34% tax rate

(5)	Non-interest expenses divided by the sum of net interest income before provision for loan/lease losses and non-interest income

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides additional information regarding our operations for the twelve-month periods ending December 31, 2010, 2009, and 2008, and our financial condition at December 31, 2010 and 2009. This discussion should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.
OVERVIEW
The Company was formed in February 1993 for the purpose of organizing Quad City Bank & Trust. Over the past eighteen years, the Company has grown to include two additional banking subsidiaries and a number of nonbanking subsidiaries. As of December 31, 2010, the Company had $1.84 billion in consolidated assets, including $1.17 billion in total loans/leases and $1.11 billion in deposits.
The Company recognized net income of $6.8 million for the year ended December 31, 2010, and net income attributable to QCR Holdings, Inc. of $6.6 million which excludes the net income attributable to noncontrolling interests of $221 thousand. After preferred stock dividends and discount accretion of $4.1 million, the Company reported net income available to common stockholders of $2.5 million, or diluted earnings per share of $0.53. For the same period in 2009, the Company recognized net income of $2.0 million, and net income attributable to QCR Holdings, Inc. of $1.8 million which excludes the net income attributable to noncontrolling interests of $277 thousand. After preferred stock dividends and discount accretion of $3.8 million, the Company reported a net loss available to common stockholders of $2.1 million, or diluted loss per share of $0.46. By comparison, for 2008, the Company recognized net income of $7.0 million, and net income attributable to QCR Holdings, Inc. of $6.7 million which excludes the net income attributable to noncontrolling interests of $288 thousand. After preferred stock dividends of $1.7 million, the Company reported net income available to common stockholders of $4.9 million, or diluted earnings per share of $1.06. As previously reported, the Company sold its merchant credit card acquiring business and its Milwaukee, Wisconsin bank subsidiary in 2008. As a result, the Company recognized income from discontinued operations totaling $1.7 million for the year ended December 31, 2008.
Following is a table that represents the various net income (loss) measurements for the years ended December 31, 2010, 2009, and 2008.

	Year Ended December 31,
	2010	2009	2008

Net income	$6,807,726	$2,048,831	$6,997,294
Less: Net income attributable to noncontrolling interests	221,047	276,923	288,436

Net income attributable to QCR Holdings, Inc.	$6,586,679	$1,771,908	$6,708,858

Amounts attributable to QCR Holdings, Inc.:
Income from continuing operations	$6,586,679	$1,771,908	$4,974,627
Income from discontinued operations	—	—	1,734,231

Net income	$6,586,679	$1,771,908	$6,708,858

Less: Preferred stock dividends and discount accretion	4,128,104	3,843,924	1,784,500

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$2,458,575	$(2,072,016)	$4,924,358

Diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	$0.53	$(0.46)	$0.69
Income from discontinued operations attributable to QCR Holdings, Inc.	—	—	0.37

Net income (loss) attributable to QCR Holdings, Inc.	$0.53	$(0.46)	$1.06

For 2010, income from continuing operations attributable to QCR Holdings, Inc. was $6.6 million, or diluted earnings per share of $0.53, compared to income from continuing operations of $1.8 million, or diluted loss per share of $0.46, for 2009. Net interest income declined slightly year-over-year. Excluding a one-time positive adjustment to interest income related to the resolution of a contingency related to a certain credit for $1.3 million in 2009, net interest income increased $475 thousand, or 1%, year-over-year. Similarly, noninterest income declined slightly year-over-year; however, excluding one-time gains on sales of securities of $1.5 million in 2009, noninterest income grew $1.3 million, or 10%, year-over-year. Noninterest expense increased $1.6 million, or 3%, as a result of increased health insurance costs across the employee base and $617 thousand of losses on lease residual values. More than offsetting these items, the Company’s provision for loan/lease losses decreased $9.5 million.
For 2009, income from continuing operations attributable to QCR Holdings, Inc. was $1.8 million, or diluted loss per share of $0.46, compared to $5.0 million, or diluted earnings per share of $0.69, for 2008. The Company experienced an increase in net interest income year-over-year of $6.2 million, or 14%. Additionally, the Company sold securities during the year which realized gains totaling $1.5 million. More than offsetting these items, the Company’s provision for loan/lease losses increased $7.8 million, or 84%, from $9.2 million for the year ended December 31, 2008 to $17.0 million for the year ended December 31, 2009. Significant increases in FDIC insurance expense and loan/lease expense related to nonperforming assets were the primary contributors to an increase in noninterest expense of $4.4 million, or 10%.
As noted above, the Company’s net interest income declined slightly in 2010 compared to 2009. Specifically, on a tax equivalent basis, net interest income totaled $50.3 million for 2010 compared to $51.1 million for 2009. Excluding the one-time positive adjustment to interest income in 2009, declines in interest income were effectively offset by declines in interest expense. For 2010, average earning assets increased by $94.9 million, or 6%, and average interest-bearing liabilities increased by $46.9 million, or 3%, when compared with average balances for 2009. A comparison of yields, spreads and margins from 2010 to 2009 shows the following (on a tax equivalent basis):
•	The average yield on interest-earning assets decreased 61 basis points from 5.29% to 4.68%.
•	The average cost of interest-bearing liabilities decreased 41 basis points from 2.49% to 2.08%.
•	The net interest spread declined 20 basis points from 2.80% to 2.60%.
•	The net interest margin declined 22 basis points from 3.14% to 2.92%.
The Company’s net interest income grew significantly in 2009 compared to 2008. Specifically, on a tax equivalent basis, net interest income grew $6.0 million, or 13%, from $45.1 million to $51.1 million. Of this increase, as mentioned above, $1.3 million was attributable to the recognition of interest income for cash interest payments previously received on a commercial loan which had been deferred pending the resolution of a contingency which was resolved in the third quarter of 2009. For 2009, average earning assets increased by $247.8 million, or 18%, and average interest-bearing liabilities increased by $159.0 million, or 13%, when compared with average balances for 2008. A comparison of yields, spreads and margins from 2009 to 2008 shows the following (on a tax equivalent basis):
•	The average yield on interest-earning assets decreased 92 basis points from 6.21% to 5.29%.
•	The average cost of interest-bearing liabilities decreased 76 basis points from 3.25% to 2.49%.
•	The net interest spread declined 16 basis points from 2.96% to 2.80%.
•	The net interest margin declined 13 basis points from 3.27% to 3.14%.
The Company’s management closely monitors and manages net interest margin. From a profitability standpoint, an important challenge for the Company’s subsidiary banks and majority-owned leasing company is the improvement of their net interest margins. Management continually addresses this issue with pricing and other balance sheet management strategies including, but not limited to, the use of alternative funding sources.

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	Years Ended December 31,
	2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost	Balance	or Paid	Cost
	(dollars in thousands)

ASSETS
Interest earnings assets:
Federal funds sold	$63,430	$174	0.27%	$45,850	$134	0.29%	$5,631	$100	1.78%
Interest-bearing deposits at financial institutions	31,002	411	1.33	31,090	313	1.01	5,313	165	3.11
Investment securities (1)	400,224	11,457	2.86	312,043	12,180	3.90	230,342	12,279	5.33
Restricted investment securities	16,750	497	2.97	14,595	303	2.08	12,709	495	3.89
Gross loans/leases receivable (2) (3) (4)	1,209,587	67,999	5.62	1,222,493	73,145	5.98	1,124,255	72,566	6.45

Total interest earning assets	$1,720,993	80,538	4.68	$1,626,071	86,075	5.29	$1,378,250	85,605	6.21

Noninterest-earning assets:
Cash and due from banks	$34,559			$30,521			$32,651
Premises and equipment, net	31,557			30,868			31,535
Less allowance for estimated losses on loans/leases	(21,678)			(21,831)			(13,770)
Other	73,887			59,018			124,082

Total assets	$1,839,318			$1,724,647			$1,552,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$388,207	3,674	0.95%	$366,687	3,834	1.05%	$299,417	5,709	1.91%
Savings deposits	37,495	97	0.26	48,596	323	0.66	57,955	806	1.39
Time deposits	465,160	8,911	1.92	511,359	14,217	2.78	443,122	17,379	3.92
Short-term borrowings	142,197	628	0.44	113,614	712	0.63	154,456	2,962	1.92
Federal Home Loan Bank advances	233,384	9,247	3.96	212,494	9,082	4.27	193,119	8,525	4.41
Junior subordinated debentures	36,085	1,945	5.39	36,085	2,016	5.59	36,085	2,389	6.62
Other borrowings (4)	150,430	5,732	3.81	117,271	4,765	4.06	62,975	2,754	4.37

Total interest-bearing liabilities	$1,452,958	30,234	2.08	$1,406,106	34,949	2.49	$1,247,129	40,524	3.25

Noninterest-bearing demand deposits	$231,604			$171,968			$135,860
Other noninterest-bearing liabilities	23,690			22,759			79,956

Total liabilities	$1,708,252			$1,600,833			$1,462,945

Stockholders’ equity	131,066			123,814			89,803

Total liabilities and stockholders’ equity	$1,839,318			$1,724,647			$1,552,748

Net interest income		$50,304			$51,126			$45,081

Net interest spread			2.60%			2.80%			2.96%

Net interest margin			2.92%			3.14%			3.27%

Ratio of average interest earning assets to average interest- bearing liabilities	118.45%			115.64%			110.51%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate in each year presented.

(2)	Loan/lease fees are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

(4)
In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of government-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the twelve months ended December 31, 2010, this totalled $9.6 million.

For the years ended December 31, 2010, 2009 and 2008

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Year	Rate	Volume
	2010 vs. 2009
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$40	$(8)	$48
Interest-bearing deposits at other financial institutions	98	99	(1)
Investment securities (2)	(723)	(3,693)	2,970
Restricted investment securities	194	144	50
Gross loans/leases receivable (3) (4) (5)	(5,146)	(4,381)	(765)

Total change in interest income	$(5,537)	$(7,839)	$2,302

INTEREST EXPENSE
Interest-bearing demand deposits	$(160)	$(377)	$217
Savings deposits	(226)	(164)	(62)
Time deposits	(5,306)	(4,112)	(1,194)
Short-term borrowings	(84)	(239)	155
Federal Home Loan Bank advances	165	(691)	856
Junior subordinated debentures	(71)	(71)	—
Other borrowings (5)	967	(311)	1,278

Total change in interest expense	$(4,715)	$(5,965)	$1,250

Total change in net interest income	$(822)	$(1,874)	$1,052

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Year	Rate	Volume
	2009 vs. 2008
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$34	$(147)	$181
Interest-bearing deposits at other financial institutions	148	(178)	326
Investment securities (2)	(99)	(3,790)	3,691
Restricted investment securities	(192)	(257)	65
Gross loans/leases receivable (3) (4)	579	(5,510)	6,089

Total change in interest income	$470	$(9,882)	$10,352

INTEREST EXPENSE
Interest-bearing demand deposits	$(1,875)	$(2,965)	$1,090
Savings deposits	(483)	(369)	(114)
Time deposits	(3,162)	(5,568)	2,406
Short-term borrowings	(2,250)	(1,616)	(634)
Federal Home Loan Bank advances	557	(277)	834
Junior subordinated debentures	(373)	(373)	—
Other borrowings	2,011	(208)	2,219

Total change in interest expense	$(5,575)	$(11,376)	$5,801

Total change in net interest income	$6,045	$1,494	$4,551

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

(5)
In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of government-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the twelve months ended December 31, 2010, this totalled $9.6 million.

The Company’s operating results are also impacted by various sources of noninterest income, including trust department fees, investment advisory and management fees, deposit service fees, gains from the sales of residential real estate loans and government guaranteed loans, earnings on bank-owned life insurance, and other income. More than offsetting these items, the Company incurs noninterest expenses which include salaries and employee benefits, occupancy and equipment expense, professional and data processing fees, FDIC and other insurance expense, loan/lease expense, and other administrative expenses.
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
Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan/lease losses (also referred to as “allowance for estimated losses on loans/leases”). The Company’s allowance for loan/lease losses methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan/lease loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, governmental guarantees, payment status, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the economic health of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan/lease portfolio, it enhances its methodology accordingly. Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for loan/lease losses if its assessment of the above factors were different. The discussion regarding the Company’s allowance for loan/lease losses should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere in this Form 10-K, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition — Allowance for Estimated Losses on Loans/Leases.” Although management believes the level of the allowance as of December 31, 2010 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, and 2008
Overview. Net income attributable to QCR Holdings, Inc. for 2010 was $6.6 million, or diluted earnings per share of $0.53 after preferred stock dividends and discount accretion of $4.1 million, compared to $1.8 million, or diluted loss per share of $0.46 after preferred stock dividends of $3.8 million, for 2009. Net interest income declined slightly year-over-year. Excluding a one-time positive adjustment to interest income related to the resolution of a contingency related to a certain credit for $1.3 million in 2009, net interest income increased $475 thousand, or 1%, year-over-year. Similarly, noninterest income declined slightly year-over-year; however, excluding one-time gains on sales of securities of $1.5 million, noninterest income grew $1.3 million, or 10%, year-over-year. Noninterest expense increased $1.6 million, or 3%, as a result of increased health insurance cost across the employee base and $617 thousand of losses on lease residual values. More than offsetting these items, the Company’s provision for loan/lease losses decreased $9.5 million.
Net income attributable to QCR Holdings, Inc. for 2009 was $1.8 million, or diluted loss per share of $0.46 after preferred stock dividends and discount accretion of $3.8 million, compared to $6.7 million, or diluted earnings per share of $1.06 after preferred stock dividends of $1.8 million, for 2008. During 2008, the Company sold its merchant credit card acquiring business and Milwaukee banking subsidiary resulting in income from discontinued operations, net of taxes, of $1.7 million, or $0.37 per share (on a diluted basis). The Company improved its net interest income by $6.2 million, or 14%, from $44.2 million for 2008 to $50.4 million for 2009. More than offsetting this increase, the Company’s provision for loan/lease losses for 2009 increased $7.8 million, or 84%, from 2008. Additionally, FDIC and other insurance expense increased $2.3 million, or 175%, during 2009. Loan/lease expenses related to carrying higher levels of nonperforming assets increased $1.2 million, or 164%, on a year-over-year basis.
Interest income. Interest income decreased $5.5 million, or 6%, from $85.6 million for 2009 to $80.1 million for 2010. The Company grew its interest-earning assets as the average balance increased $94.9 million, or 6%, year-over-year. Most notably, the average balance of gross loans/leases declined slightly, while the average balance of investment securities portfolio grew $88.2 million, or 28%. This continued shift in interest-earning asset mix is the result of the Company’s strong liquidity position and sources of funding coupled with weak loan/lease demand. The impact of the net growth overall on interest income was more than offset by the shift in interest-earning asset mix and the historically low interest rate environment.
Interest income increased $464 thousand, or 1%, from $85.1 million for 2008 to $85.6 million for 2009. Excluding the impact of the $1.3 million positive one-time adjustment to interest income in the third quarter of 2009, interest income decreased $809 thousand, or 1%. As a result of the economic recession and a historically low interest rate environment in 2009, the decline in the rates earned on interest-earning assets outpaced the increase in interest income from the growth realized across all interest-earning asset types.
Interest expense. Interest expense decreased $4.7 million, or 13%, from $34.9 million for 2009 to $30.2 million for 2010. The Company was successful in leveraging the historically low interest environment and its strong core deposit portfolio as it continued to manage down its cost of deposits. Including non-interest bearing deposits, the average cost of deposits declined 54 basis points from 1.67% for 2009 down to 1.13% for 2010. The Company has placed an emphasis on shifting the mix of deposits from brokered and other time deposits to non-maturity demand deposits.
Interest expense decreased $5.6 million, or 14%, from $40.5 million for 2008 to $34.9 million for 2009. With the economic recession and historically low levels of interest rates for 2009, the Company’s ability to manage the cost of interest-bearing liabilities more than offset the impact of increased volume on interest expense. Specifically, the average cost on interest bearing liabilities decreased 76 basis points from 3.25% for 2008 down to 2.49% for 2009.

Provision for loan/lease losses. The provision for loan/lease losses is established based on a number of factors, including the Company’s historical loss experience, delinquencies and charge-off trends, the local and national economy and the risk associated with the loans/leases in the portfolio as described in more detail in the “Critical Accounting Policies” section.
The Company had an allowance for estimated losses on loans/leases of 1.74% of total gross loans/leases at December 31, 2010, compared to 1.81% of total gross loans/leases at December 31, 2009, and compared to approximately 1.47% of total gross loans/leases at December 31, 2008.
The Company’s provision for loan/lease losses declined sharply from $17.0 million for 2009 to $7.5 million for 2010. The decline was the result of the following:
•
The Company experienced strengthening in its core loan portfolio as the level of classified and criticized loans declined throughout the year (see table and further discussion in the Allowance for Estimated Losses on Loans/Leases section). This trend contributed to a reduction in nonperforming loans/leases in the fourth quarter of 2010.

•
Despite the decline in the fourth quarter, nonperforming loans/leases experienced a net increase during 2010. The majority of the additions consisted of commercial credits which management thoroughly reviewed and identified a strong collateral position that didn’t require significant additional specific reserves, or the Company had already reserved adequate amounts in the prior years while the loan/lease was still performing.

•	The Company’s loan/lease portfolio declined $71.8 million, or 6%, in 2010.
The Company’s provision for loan/lease losses increased significantly from $9.2 million for 2008 to $17.0 million for 2009. This increase was the result of the following:
•
The Company’s nonperforming loans/leases grew $8.9 million, or 43%, from $21.1 million at December 31, 2008 to $30.0 million at December 31, 2009. Management determined that the majority of these nonperforming loans/leases required specific reserves.

•
Due to the economic recession and related uncertainty as to the severity and duration of its impact on the national and local economies at that time, the Company continued to increase the qualitative factors impacting the allowance for estimate losses on loans/leases.

•	The Company grew its loan/lease portfolio 2% during 2009 as gross loans/leases increased $29.6 million.

Noninterest income. The following tables set forth the various categories of noninterest income for the years ended December 31, 2010, 2009 and 2008.

	Years Ended
	December 31,	December 31,
	2010	2009	$ Change	% Change

Trust department fees	$3,290,844	$2,883,482	$407,362	14.1%
Investment advisory and management fees, gross	1,812,903	1,507,557	305,346	20.3
Deposit service fees	3,478,743	3,319,967	158,776	4.8
Gains on sales of loans, net	3,169,514	1,677,312	1,492,202	89.0
Securities gains, net	—	1,488,391	(1,488,391)	(100.0)
Gains (losses) on sales of other real estate owned	(835,163)	177,736	(1,012,899)	(569.9)
Earnings on bank-owned life insurance	1,331,085	1,243,324	87,761	7.1
Credit card fees, net of processing costs	259,590	930,435	(670,845)	(72.1)
Other	2,898,372	2,318,843	579,529	25.0

	$15,405,888	$15,547,047	$(141,159)	(0.9)%

	Years Ended
	December 31,	December 31,
	2009	2008	$ Change	% Change

Trust department fees	$2,883,482	$3,333,812	$(450,330)	(13.5)%
Investment advisory and management fees, gross	1,507,557	1,975,236	(467,679)	(23.7)
Deposit service fees	3,319,967	3,134,869	185,098	5.9
Gains on sales of loans, net	1,677,312	1,068,545	608,767	57.0
Securities gains, net	1,488,391	199,500	1,288,891	646.1
Gains on sales of other real estate owned	177,736	394,103	(216,367)	(54.9)
Earnings on bank-owned life insurance	1,243,324	1,016,864	226,460	22.3
Credit card fees, net of processing costs	930,435	987,769	(57,334)	(5.8)
Other	2,318,843	1,820,373	498,470	27.4

	$15,547,047	$13,931,071	$1,615,976	11.6%

Trust department fees continue to be a significant contributor to noninterest income. Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services. Total trust assets under administration were $1.06 billion at December 31, 2010 compared to $1.22 billion at December 31, 2009 and compared to $815.5 million at December 31, 2008. The decline in total trust assets during 2010 was intentional and consisted of assets held in safekeeping by Quad City Bank & Trust that were outsourced. Management determined outsourcing allowed for enhanced service to the clients and increased profitability for the Company. The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts. As the national economy continued to recover from the recession, market values in many of these investments have experienced some recovery during 2010.
Investment advisory and management fees decreased 23.7% in 2009 over 2008 which was largely offset by a 20.3% increase in 2010 compared to 2009. Similar to trust department fees, these fees are largely determined based on the value of the investments managed. With the early stages of economic recovery, market values of many of these investments have experienced increases during 2010.

Deposit service fees have increased steadily over the past two years. The Company has placed an emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits. With this shift in mix, the Company has increased the number of demand deposit accounts which tend to be lower in interest cost and higher in service fees.
Gains on sales of loans, net, increased significantly in 2009, and even more so in 2010. The gains are recognized on sales of residential mortgages and the government guaranteed portions of small business loans. Regarding the sales of residential mortgages, the Company experienced increased loan origination and sales activity for these loan types in the 2009 and 2010 as a result of reductions in interest rates and the resulting increases in residential mortgage refinancing transactions. The Company sells the majority of the residential mortgages it originates. In 2010, the Company increased its small business lending by taking advantage of programs offered by the Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”). A strong market for selling the government guaranteed portions of these loans existed in 2010. In some cases, it is more beneficial for the Company to sell the government guaranteed portion at a premium. The Company recognized gains on sales of the government guaranteed portions of SBA and USDA loans totaling $1.5 million for 2010.
In 2009, the Company identified several U.S. government-sponsored agency securities with favorable market positions which were sold at pre-tax gains totaling $1.5 million.
The Company recognized net losses on sales of foreclosed assets during 2010. By comparison, the Company recognized net gains on sales of foreclosed assets for the same periods in 2009 and 2008. These amounts tend to fluctuate depending on the individual property or equipment being sold.
The Company has experienced significant declines in credit card issuing fees, net of processing costs, during 2010. The Company converted to a new third-party processor in the first quarter of 2010. The decreases are primarily the result of increased recurring costs of this new third-party processor, one-time costs related to the conversion, and increased legal costs related to new regulation within the credit card industry. The processor provides enhanced service which has increased capacity, efficiencies, and future revenue opportunities as well as decreased the Company’s exposure to fraud. It also has allowed significant reductions in current salaries and benefits expense in the credit card services area. Management will continue to evaluate the profitability of this business segment.

Noninterest expenses. The following tables set forth the various categories of noninterest expenses for the years ended December 31, 2010, 2009 and 2008.

	Years Ended
	December 31,	December 31,
	2010	2009	$ Change	% Change

Salaries and employee benefits	$27,843,127	$26,882,185	$960,942	3.6%
Occupancy and equipment expense	5,472,248	5,372,101	100,147	1.9
Professional and data processing fees	4,524,519	4,664,656	(140,137)	(3.0)
FDIC and other insurance	3,528,267	3,626,027	(97,760)	(2.7)
Loan/lease expense	1,657,552	1,997,583	(340,031)	(17.0)
Advertising and marketing	1,053,909	991,243	62,666	6.3
Postage and telephone	1,004,176	1,060,690	(56,514)	(5.3)
Stationery and supplies	491,252	528,959	(37,707)	(7.1)
Bank service charges	420,252	306,473	113,779	37.1
Other-than-temporary impairment losses on securities	113,800	206,369	(92,569)	(44.9)
Losses on lease residual values	617,000	—	617,000	100.0
Other	1,822,961	1,300,740	522,221	40.1

	$48,549,063	$46,937,026	$1,612,037	3.4%

	Years Ended
	December 31,	December 31,
	2009	2008	$ Change	% Change

Salaries and employee benefits	$26,882,185	$26,124,160	$758,025	2.9%
Occupancy and equipment expense	5,372,101	5,091,545	280,556	5.5
Professional and data processing fees	4,664,656	4,729,226	(64,570)	(1.4)
FDIC and other insurance	3,626,027	1,316,710	2,309,317	175.4
Loan/lease expense	1,997,583	757,315	1,240,268	163.8
Advertising and marketing	991,243	1,296,651	(305,408)	(23.6)
Postage and telephone	1,060,690	933,508	127,182	13.6
Stationery and supplies	528,959	518,639	10,320	2.0
Bank service charges	306,473	403,790	(97,317)	(24.1)
Other-than-temporary impairment losses on securities	206,369	—	206,369	100.0
Other	1,300,740	1,162,145	138,595	11.9

	$46,937,026	$42,333,689	$4,603,337	10.9%

Salaries and employee benefits, which is the largest component of non-interest expense, increased 2.9% and 3.6% in 2009 and 2010, respectively. For 2010, the modest increase was largely the result of increases in health insurance-related employee benefits for the majority of the Company’s employees as the Company did not generally increase salaries across the employee base as of January 1, 2010. Additionally, the Company did slightly expand its employee base from 343 FTEs at December 31, 2009 to 350 FTEs at December 31, 2010. The majority of this modest growth occurred in the fourth quarter. For 2009, the slight increase was primarily the result of customary annual salary and benefits increases for the majority of the Company’s employees. The Company’s employee base stabilized in 2009 as FTEs declined slightly.

Professional and data processing fees declined slightly in 2010 and 2009. In 2009, the Company renegotiated its contract with its core data processor and realized recurring cost savings. Partially offsetting, the Company incurred elevated expenses for consulting and legal services related to increased regulatory activity.
FDIC and other insurance expense experienced a significant increase in 2009, followed by a slight decline in 2010. The reasons for the increase in 2009 were twofold and both related to expenses for FDIC insurance. First, the FDIC introduced its new premium pricing system and assessment methodology for deposit insurance coverage for all depository institutions in 2007. The system was further modified in 2009. The result was increased premium cost for the subsidiary banks. Second, the FDIC required a one-time special assessment from all insured depository institutions, including the subsidiary banks, for the second quarter of 2009 which amounted to $794 thousand of additional expense. For 2010, the decline was largely related to the aforementioned one-time special assessment in the second quarter of 2009. For the remainder of 2009 and all of 2010, the FDIC has not required additional one-time special assessments. Management expects FDIC assessments will continue to be higher than historical levels.
Loan/lease expense increased significantly in 2009, and declined 17% during 2010. For 2009, the Company incurred increased carrying costs and workout expenses related to the elevated level of nonperforming assets. In the fourth quarter of 2010, the Company experienced declining levels of nonperforming assets as some of the larger nonperforming assets were sold and additions to nonperforming assets slowed. Despite the decline in 2010, the levels of loan/lease expense continue to be elevated compared to historical levels.
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
Income tax expense. The provision for income taxes from continuing operations was $2.4 million for the year ended December 31, 2010 compared to $247 thousand for the year ended December 31, 2009 for an increase of $2.2 million. The increase was the result of significant growth in income from continuing operations before income taxes of $6.9 million in 2010 compared to 2009. Additionally, primarily due to an increase in the proportionate share of taxable income to total income year-over-year, the Company experienced an increase in the effective tax rate from 10.8% for 2009 to 26.5% for 2010.
The provision for income taxes from continuing operations was $247 thousand for the year ended December 31, 2009 compared to $1.7 million for the year ended December 31, 2008 for a decrease of $1.5 million. The decrease was the result of a decrease in income from continuing operations before income taxes of $4.7 million, or 67%, for 2009 when compared to 2008. Additionally, primarily due to a decrease in the proportionate share of taxable income to total income from year to year, the Company experienced a decrease in the effective tax rate from 24.8% for 2008 to 10.8% for 2009.

Discontinued Operations. The Company did not recognize any income or loss from discontinued operations for the years ended December 31, 2010 and 2009.
Income from discontinued operations for the year ended December 31, 2008 totaled $1.7 million. As previously mentioned, the Company sold its merchant credit card acquiring business and First Wisconsin Bank & Trust during 2008. The gains on sales more than offset the operating loss by First Wisconsin Bank & Trust.
FINANCIAL CONDITION
Overview. Total assets grew $57.0 million, or 3%, to $1.84 billion at December 31, 2010, from $1.78 billion at December 31, 2009. The growth resulted primarily from an increase in its securities available for sale portfolio and a net increase in the Company’s federal funds sold position offset by a net decline in loans/leases. This net growth was funded primarily by non-interest bearing deposits and Federal Home Loan Bank advances offset by a decline in brokered and other time deposits.
Total assets of the Company increased by $174.0 million, or 11%, to $1.78 billion at December 31, 2009, from $1.61 billion at December 31, 2008. The growth primarily resulted from an increase in the securities and loans/leases portfolios funded by increases in noninterest-bearing deposits and customer repurchase agreements, wholesale repurchase agreements, and the issuance of preferred stock.
Investment Securities. The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return. The Company’s securities available for sale portfolio consists largely of U.S. government sponsored agency securities. Residential mortgage-backed securities represents less than 1% of the entire portfolio as of December 31, 2010 and 2009, respectively. The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.
The securities portfolio grew $54.3 million, or 15%, to $424.8 million at December 31, 2010, from $370.5 million at December 31, 2009. The increase was the result of continued weak loan/lease demand and the Company’s continued focus on liquidity.
Securities increased $114.4 million, or 45%, to $370.5 million at December 31, 2009, from $256.1 million at December 31, 2008. The increase was largely the result of increased collateral needs for the customer and wholesale repurchase agreements at the subsidiary banks.
See Note 4 to the consolidated financial statements for additional information regarding the Company’s investment securities.
Loans/Leases. The Company’s loan/lease portfolio declined $71.8 million, or 6%, from $1.24 billion at December 31, 2009, to $1.17 billion at December 31, 2010. The Company originated $382.3 million of new loans/leases to new and existing customers during 2010; however, this was outpaced by payments and maturities as the Company’s markets continued to experience weak loan/lease demand.
For 2009, total loans/leases grew $29.6 million, or 2%. The Company originated $407.8 million of new loans/leases to new and existing customers during 2009, which was partially offset by payments and maturities.
Consistent with the intention of the U.S. Treasury’s Capital Purchase Program, the Company is committed to providing transparency surrounding its utilization of the proceeds from participation in the Capital Purchase Program, including its lending activities and support of the existing communities served. A summary of activity for the year ended December 31, 2010 is presented in the table on the following page.

The majority of residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with long term fixed rate loans. Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans in the following table.

	For the twelve months ended December 31, 2010
	Quad City	m2	Cedar Rapids	Rockford	Intercompany	Consolidated
	Bank & Trust	Lease Funds	Bank & Trust	Bank & Trust	Elimination	Total
	(dollars in thousands)

BALANCE AS OF DECEMBER 31, 2009:

Commercial and industrial loans	$217,873	$—	$148,420	$75,243	$—	$441,536
Commercial real estate loans	261,902	—	188,750	107,634	(2,279)	556,007
Direct financing leases	—	90,059	—	—	—	90,059
Residential real estate loans	33,221	—	21,982	15,405	—	70,608
Installment and other consumer loans	48,057	—	24,075	12,139	—	84,271

	561,053	90,059	383,227	210,421	(2,279)	1,242,481
Plus deferred loan/lease origination costs, net of fees	64	2,206	(427)	(4)	—	1,839

Gross loans/leases receivable	$561,117	$92,265	$382,800	$210,417	$(2,279)	$1,244,320

ORIGINATION OF NEW LOANS/LEASES:

Commercial and industrial loans	48,867	—	43,909	11,809	—	104,585
Commercial real estate loans	38,182	—	37,737	16,817	—	92,736
Direct financing leases	—	25,360	—	—	—	25,360
Residential real estate loans	75,531	—	42,992	16,144	—	134,667
Installment and other consumer loans	15,340	—	4,904	4,730	—	24,974

	$177,920	$25,360	$129,542	$49,500	$—	$382,322

PAYMENTS/MATURITIES/SALES/CHARGE-OFFS, NET OF ADVANCES OR RENEWALS ON EXISTING LOANS/LEASES:

Commercial and industrial loans	(72,424)	—	(75,093)	(32,979)	—	(180,496)
Commercial real estate loans	(60,746)	—	(28,713)	(5,688)	121	(95,026)
Direct financing leases	—	(32,409)	—	—	—	(32,409)
Residential real estate loans	(73,932)	—	(32,819)	(16,327)	—	(123,078)
Installment and other consumer loans	(13,733)	—	(7,736)	(1,536)	—	(23,005)

	$(220,835)	$(32,409)	$(144,361)	$(56,530)	$121	$(454,014)

BALANCE AS OF DECEMBER 31, 2010:

Commercial and industrial loans	194,316	—	117,236	54,073	—	365,625
Commercial real estate loans	239,338	—	197,774	118,763	(2,158)	553,717
Direct financing leases	—	83,010	—	—	—	83,010
Residential real estate loans	34,820	—	32,155	15,222	—	82,197
Installment and other consumer loans	49,664	—	21,243	15,333	—	86,240

	518,138	83,010	368,408	203,391	(2,158)	1,170,789
Plus deferred loan/lease origination costs, net of fees	30	2,342	(628)	6	—	1,750

Gross loans/leases receivable	$518,168	$85,352	$367,780	$203,397	$(2,158)	$1,172,539

The mix of loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Commercial and industrial loans	$365,625	31%	$441,536	36%	$439,117	36%	$353,401	33%	$396,599	41%
Commercial real estate loans	553,717	47%	556,007	45%	526,669	43%	472,284	45%	350,339	37%
Direct financing leases	83,010	7%	90,059	7%	79,408	7%	67,224	6%	52,628	5%
Residential real estate loans	82,197	7%	70,608	6%	79,228	7%	83,328	8%	81,634	9%
Installment and other consumer loans	86,240	8%	84,271	6%	88,540	7%	79,220	8%	78,058	8%

Total loans/leases	$1,170,789	100%	$1,242,481	100%	$1,212,962	100%	$1,055,457	100%	$959,258	100%

Plus deferred loan/lease origination costs, net of fees	1,750		1,839		1,727		1,531		1,489
Less allowance for estimated losses on loans/leases	(20,365)		(22,505)		(17,809)		(11,315)		(10,612)

Net loans/leases	$1,152,174		$1,221,815		$1,196,880		$1,045,673		$950,135

The following table sets forth the remaining maturities by loan/lease type as of December 31, 2010. Maturities are based on contractual dates.

				Maturities After One Year
	Due in one	Due after one	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	interest rates	interest rates
	(dollars in thousands)

Commercial and industrial loans	$147,097	$181,714	$36,814	$126,870	$91,658
Commercial real estate loans	125,326	335,830	92,561	331,708	96,683
Direct financing leases	2,794	70,381	9,835	80,216	—
Residential real estate loans	2,095	407	79,695	37,131	42,971
Installment and other consumer loans	27,604	50,326	8,310	31,081	27,555

	$304,916	$638,658	$227,215	$607,006	$258,867

Allowance for Estimated Losses on Loans/Leases. The allowance for estimated losses on loans/leases was $20.4 million at December 31, 2010, which is a decrease of $2.1 million, or 10%, from $22.5 million at December 31, 2009. For 2009, the allowance for estimated loss on loans/leases increased $4.7 million, or 26%, from $17.8 million at December 31, 2008. The following table summarizes the activity in the allowance for estimated losses on loans/leases.

	Years ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Average amount of loans/leases outstanding, before allowance for estimated losses on loans/leases	$1,209,587	$1,222,493	$1,124,255	$1,001,633	$855,872

Allowance for estimated losses on loans/leases:
Balance, beginning of fiscal period	$22,505	$17,809	$11,315	$10,612	$8,884
Charge-offs:
Commercial and industrial	(2,609)	(7,510)	(1,205)	(754)	(1,245)
Commercial real estate	(5,922)	(2,824)	(805)	(300)	(95)
Direct financing leases	(999)	(1,255)	(264)	(527)	(75)
Residential real estate	(35)	(314)	(326)	(174)	(45)
Installment and other consumer	(1,135)	(2,104)	(1,085)	(469)	(460)

Subtotal charge-offs	(10,700)	(14,007)	(3,685)	(2,224)	(1,920)

Recoveries:
Commercial and industrial	380	344	313	160	260
Commercial real estate	381	98	420	167	2
Direct financing leases	163	52	—	—	—
Residential real estate	—	40	81	173	52
Installment and other consumer	172	1,193	143	91	50

Subtotal recoveries	1,096	1,727	957	591	364

Net charge-offs	(9,604)	(12,280)	(2,728)	(1,633)	(1,556)
Provision charged to expense	7,464	16,976	9,222	2,336	3,284

Balance, end of fiscal year	$20,365	$22,505	$17,809	$11,315	$10,612

Ratio of net charge-offs to average loans/leases outstanding	0.79%	1.00%	0.24%	0.16%	0.18%
The adequacy of the allowance for estimated losses on loans/leases was determined by management based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, historical loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, government guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on the increase/decrease in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all credits risk-rated less than “fair quality” and carrying aggregate exposure in excess of $100 thousand. The adequacy of the allowance for estimated losses on loans/leases was monitored by the credit administration staff and reported to management and the board of directors.

During the year ended December 31, 2010, the Company’s two newest subsidiary banks, Cedar Rapids Bank & Trust and Rockford Bank & Trust, decreased the duration for the historical charge-off experience used in the quantitative factor from five years to three years. Based on the growth of the loan portfolios of Cedar Rapids Bank & Trust and Rockford Bank & Trust over the past several years, management determined decreasing the duration appropriately addressed the credit risk within the current portfolios.
The Company experienced strengthening in its core loan portfolio as the level of criticized and classified loans declined throughout the year, as reported in the following table.

	As of December 31,
Internally Assigned Risk Rating *	2010	2009	$ Change	% Change
	(dollars in thousands)

Special Mention (Rating 6)	$43,551	$53,665	$(10,114)	(19)%
Substandard (Rating 7) — Performing	42,498	87,892	(45,394)	(52)
Substandard (Rating 7) — Nonperforming	32,612	22,885	9,727	43
Doubtful (Rating 8)	21	1,203	(1,182)	(98)

	$118,682	$165,645	$(46,963)	(28)

Criticized Loans **	$118,682	$165,645	$(46,963)	(28)%
Classified Loans ***	75,131	111,980	(36,849)	(33)

*	Amounts above exclude the government guaranteed portion, if any. The Company assigns internal risk ratings of Pass (Rating 2) for the government guaranteed portion.

**	Criticized loans are defined as commercial and industrial and commercial real estate loans with internally assigned risk ratings of 6, 7, or 8, regardless of performance.

***	Classified loans are defined as commercial and industrial and commercial real estate loans with internally assigned risk ratings of 7, or 8, regardless of performance.
The declining trend in criticized and classified loans contributed to a reduction in nonperforming loans/leases in the fourth quarter of 2010. Furthermore, the majority of the additions to nonperforming loans/leases consisted of commercial credits which management thoroughly reviewed and identified a strong collateral position that didn’t require significant additional specific reserves, or the Company had already reserved adequate amounts in the prior years while the loan/lease was still performing. As a direct result, the allowance for estimated losses on loans/leases as a percentage of total gross loans/leases was 1.74% at December 31, 2010, which was a decline from 1.81% at December 31, 2009. By comparison, the allowance for estimated losses on loans/leases as a percentage of total gross loans/leases was 1.47% at December 31, 2008.

The following table presents the allowance for estimated losses on loans/leases by type and the percentage of type to total loans/leases.

	As of December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Commercial and industrial loans	7,549	31%	6,239	35%	8,260	36%	4,697	33%	4,465	41%
Commercial real estate loans	9,087	47%	11,147	45%	6,255	43%	4,064	45%	3,943	37%
Direct financing leases	1,531	7%	1,681	7%	1,402	7%	874	6%	805	5%
Residential real estate loans	748	7%	737	6%	690	7%	580	8%	463	9%
Installment and other consumer loans	1,450	8%	2,407	7%	1,195	7%	1,090	8%	920	8%
Unallocated	—	NA	294	NA	7	NA	10	NA	16	NA

	$20,365	100%	$22,505	100%	$17,809	100%	$11,315	100%	$10,612	100%

%	- Represents the percentage of the certain type of loan/lease to total loans/leases
Although management believes that the allowance for estimated losses on loans/leases at December 31, 2010 was at a level adequate to absorb probable losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require additional increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.
See Note 5 of the consolidated financial statements for additional information on the Company’s allowance for estimated losses on loans/leases.
Nonperforming Assets. The table below presents the amounts of nonperforming assets.

	As of December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$37,427	$28,742	$20,828	$6,488	$6,538
Accruing loans/leases past due 90 days or more	320	89	222	500	755
Troubled debt restructures — accruing	3,405	1,201	—	—	—
Other real estate owned	8,535	9,286	3,857	496	93
Other repossessed assets	366	1,071	450	—	—

	$50,053	$40,389	$25,357	$7,484	$7,386

Nonperforming loans/leases to total loans/leases	3.51%	2.41%	1.73%	0.66%	0.76%
Nonperforming assets to total loans/leases plus reposessed property	4.24%	3.22%	2.08%	0.71%	0.77%
Nonperforming assets to total assets	2.73%	2.27%	1.58%	0.51%	0.58%
Texas ratio (3)	33.57%	27.47%	23.69%	7.95%	9.44%

(1)	Includes government guaranteed portion

(2)	Includes troubled debt restructures of $12.6 million at December 31, 2010 and none for the other periods presented

(3)
Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance for Estimated Losses on Loans/Leases. Texas Ratio is a non-GAAP financial measure. Management included as this is considered by many investors and analysts to be a metric with which to analyze and evaluate asset quality. Other companies may calculate this ratio differently.

The large majority of the Company’s nonperforming assets consist of nonaccrual loans/leases and other real estate owned. For nonaccrual loans/leases, management has thoroughly reviewed these loans/leases and has provided specific reserves as appropriate. Other real estate owned is carried at the lower of carrying amount or fair value less costs to sell.
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
The Company experienced an increase in nonperforming assets of $9.7 million, or 24%, from $40.4 million at December 31, 2009, to $50.1 million at December 31, 2010. For 2009, nonperforming assets grew $15.0 million, or 59%, from $25.4 million at December 31, 2008. The growth of nonperforming assets slowed in 2010. Despite the net increase over the course of 2010, the Company’s nonperforming assets declined in the fourth quarter.
Deposits. Deposits grew $25.5 million, or 2%, during 2010. For 2009, deposits increased by $30.4 million, or 3%. The table below presents the composition of the Company’s deposit portfolio.

	As of December 31,
	2010	2009	2008
	(dollars in thousands)

Noninterest bearing demand deposits	$276,827	$207,844	$161,126
Interest bearing demand deposits	424,819	393,732	355,990
Savings deposits	35,805	34,620	31,756
Time deposits	312,010	382,373	386,097
Brokered time deposits	65,355	70,754	123,990

	$1,114,816	$1,089,323	$1,058,959

The Company continued to grow noninterest bearing demand deposits during 2010 with an increase of $69.0 million, or 33%. For 2009, this growth was consistent at $46.7 million, or 29%. A large part of this growth is attributable to a strong focus on growing the correspondent banking business at Quad City Bank & Trust. During 2010, Quad City Bank & Trust grew its noninterest bearing correspondent bank deposits $25.2 million, or 45%, to $80.8 million. These increases and the Company’s overall strong liquidity position have allowed the Company to reduce the level of brokered and other time deposits which drives the reduction in the Company’s average cost of deposits.
Short-term Borrowings. The subsidiary banks offer overnight repurchase agreements to some of their major customers. Also, the subsidiary banks purchase Federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of December 31,
	2010	2009	2008
	(dollars in thousands)

Overnight repurchase agreements with customers	$118,904	$94,090	$68,107
Federal funds purchased	22,250	56,810	33,350

	$141,154	$150,900	$101,457

See Note 8 of the consolidated financial statements for additional information on the Company’s short-term borrowings.
FHLB Advances and Other Borrowings. As a result of their memberships in the FHLB of Des Moines and Chicago, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs. The subsidiary banks utilized FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provided a less costly source of funds than customer deposits. FHLB advances increased $22.9 million, or 11%, during 2010. For 2009, FHLB advances decreased slightly $2.8 million, or 1%. The table below presents details of the Company’s FHLB advances.

	As of December 31,
	2010	2009
	(dollars in thousands)

Amount Due	$238,750	$215,850
Weighted Average Interest Rate at Year-End	3.84%	4.14%
See Note 9 to the consolidated financial statements for additional information regarding FHLB advances.
Other borrowings consist largely of wholesale structured repurchase agreements which the subsidiary banks utilize as an alternative funding source to FHLB advances and customer deposits. The table below presents the composition of the Company’s other borrowings.

	As of December 31,
	2010	2009
	(dollars in thousands)

Wholesale repurchase agreements	$135,000	$135,000
364-day revolving note	2,500	5,000
Series A subordinated notes	2,624	—
Secured borrowings — loan participations sold	9,936	—
Other	10	60

	$150,070	$140,060

As a result of a change in accounting rules, effective January 1, 2010, the Company recorded $9.9 million of secured borrowings and $561 thousand of deferred gains related to sales of the government guaranteed portion of certain loans as of December 31, 2010. These secured borrowings do not bear interest and will mature within 90 days of the sales, at which time the sales will be fully recognized for accounting purposes. In addition, during the first quarter of 2010, the Company issued Series A Subordinated Notes in the amount of $2.7 million.
Additional information regarding other borrowings is described in Note 10 to the consolidated financial statements.

Stockholders’ Equity. The table below presents the composition of the Company’s stockholders’ equity, including the common and preferred equity components.

	As of December 31,
	2010	2009
	(dollars in thousands)

Common stock	$4,732	$4,675
Additional paid in capital — common	24,328	23,656
Retained earnings	40,551	38,458
Accumulated other comprehensive income	704	136
Noncontrolling interests	1,648	1,700
Less: Treasury stock	(1,606)	(1,606)

Total common stockholders’ equity	70,357	67,019

Preferred stock	63	39
Additional paid in capital — preferred	62,151	58,539

Total preferred stockholders’ equity	62,214	58,578

Total stockholders’ equity	$132,571	$125,597

Stockholders’ equity increased $6.9 million, or 6%, during 2010. The majority of this increase resulted from the issuance of Series E Non-Cumulative Perpetual Preferred Stock on June 30, 2010, for an aggregate purchase price of $25.0 million. The issuance involved the exchange of $20.9 million, or all of the Series B and Series C Non-Cumulative Perpetual Preferred Stock, and $4.1 million of new capital from cash investors. The transaction provided $3.2 million, net of issuance costs, of new capital to the Company. See Note 12 to the consolidated financial statements for additional detail on this issuance. Additionally, net income attributable to QCR Holdings, Inc. of $6.8 million increased retained earnings; however, this was partially offset by declaration and accrual of preferred stock dividends and discount accretion totaling $4.1 million, and declaration of common stock dividends of $366 thousand. Specifically regarding the preferred stock dividends, the following details the dividend payments in 2010:
•
$536 thousand for two quarterly dividends on the outstanding shares of Series B Non-Cumulative Perpetual Preferred Stock at a stated rate of 8.00% (this has been discontinued with the exchange of this preferred stock as disclosed in Note 12),

•
$356 thousand for two quarterly dividends on the outstanding shares of Series C Non-Cumulative Perpetual Preferred Stock at a stated rate of 9.50% (this has been discontinued with the exchange of this preferred stock as disclosed in Note 12),

•	$2.4 million for four quarterly dividends on the outstanding shares of Series D Cumulative Perpetual Preferred Stock at a stated rate of 5.00%, including the related discount accretion, and
•	$876 thousand for the first two quarterly dividends on the outstanding shares of Series E Non-Cumulative Perpetual Preferred Stock at a stated dividend rate of 7.00%.
It is the Company’s intention to consider the payment of common stock dividends on a semi-annual basis.
For 2009, stockholders’ equity increased $33.1 million, or 36%. The majority of this increase resulted from the Company’s participation in the Capital Purchase Program whereby the Company issued $38.1 million, net of issuance costs, of cumulative perpetual preferred stock to the U.S. Treasury. Additionally, net income attributable to QCR Holdings, Inc. of $1.8 million increased retained earnings; however, this was more than offset by declaration and accrual of preferred stock dividends and discount accretion totaling $3.8 million, and declaration of common stock dividends of $363 thousand.
See Note 12 to the consolidated financial statements for additional information regarding the Company’s preferred stock.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and Federal funds sold, which totaled $143.7 million at December 31, 2010, $71.8 million at December 31, 2009, and $56.3 million at December 31, 2008. The Company’s on balance sheet liquidity position has grown significantly over the past two years.
The subsidiary banks have a variety of sources of short-term liquidity available to them, including Federal funds purchased from correspondent banks, FHLB advances, structured wholesale repurchase agreements, brokered certificates of deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio. At December 31, 2010, the subsidiary banks had 16 lines of credit totaling $153.5 million, of which $55.0 million was secured and $98.5 million was unsecured. At December 31, 2010, the entire $153.5 million was available. At December 31, 2009, the subsidiary banks had 20 lines of credit with upstream correspondent banks totaling $156.1 million, of which $26.6 million was secured and $129.5 million was unsecured. At December 31, 2009, $135.1 million was available. Additionally, the Company has a single $20.0 million secured revolving credit note with a maturity of April 1, 2011. As of December 31, 2010, the Company had $17.5 million available as the note carried an outstanding balance of $2.5 million. See Note 10 to the consolidated financial statements for additional information regarding the lines of credit and revolving credit note.
Throughout its history, the Company has secured additional capital through various resources, including approximately $36.1 million through the issuance of trust preferred securities and $62.0 million through the issuance of preferred stock. See Financial Statement Notes 11 and 12 for information on the issuance of trust preferred securities, and preferred stock, respectively.
As of December 31, 2010 and 2009, the Company and subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities. See Financial Statement Note 16 for detail of the capital amounts and ratios for the Company and subsidiary banks.
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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments. The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2010 and 2009, no amounts had been recorded as liabilities for the banks’ potential obligations under these guarantees.
As of December 31, 2010 and 2009, commitments to extend credit aggregated $474.8 million and $476.5 million, respectively. As of December 31, 2010 and 2009, standby letters of credit aggregated $11.5 million and $17.8 million, respectively. Management does not expect that all of these commitments will be funded.
Additional information regarding commitments, contingencies, and off-balance sheet arrangements is described in Note 18 of the consolidated financial statements.
The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following table presents, as of December 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Financial	Payments Due by Period
	Statement		One Year
Description	Note Reference	Total	or Less	2 - 3 Years	4 - 5 Years	After 5 Years
		(dollars in thousands)

Deposits without a stated maturity	N/A	$737,451	$737,451	$—	$—	$—
Certificates of deposit	7	377,365	282,000	63,154	32,211	—
Short-term borrowings	8	141,154	141,154	—	—	—
FHLB advances	9	238,750	19,000	73,750	17,500	128,500
Other borrowings	10	150,071	17,447	—	45,000	87,624
Junior subordinated debentures	11	36,085	—	—	—	36,085
Rental commitments	6	1,935	327	656	403	549
Operating contracts	N/A	10,549	4,535	4,300	1,714	—

Total contractual cash obligations		$1,693,360	$1,201,914	$141,860	$96,828	$252,758

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company had no purchase obligations at December 31, 2010. The Company’s operating contract obligations represent short and long-term lease payments for data processing equipment and services, software, and other equipment and professional services.

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
IMPACT OF NEW ACCOUNTING STANDARDS
In June 2009, FASB issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special-purposed entities. Specifically, these pronouncements eliminated the concept of a “qualifying special-purpose entity”, changed the requirements for derecognizing financial assets and changed how a company determines when an entity is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. These pronouncements also expanded existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The Company adopted these new pronouncements on January 1, 2010, as required. Transfers of financial assets include participation loans/leases sold by the Company’s banking and leasing subsidiaries. For agreements of participation loans/leases sold that contain language that fail to meet the definition of a participating interest and /or surrender control by the selling institution, the Company is not allowed to recognize the sale and is required to record as a secured borrowing. The adoption did not have a material impact to the financial statements taken as a whole for the year ended December 31, 2010.
In January 2010, FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820); Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements. The adoption of the exception is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2011, FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (which was adopted by the Company effective December 31, 2010), for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The new disclosures are not expected to have a material impact on the consolidated financial statements.

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
One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure annually over a five-year horizon, assuming no balance sheet growth and various interest rate scenarios including no change in rates; 200, 300, 400, and 500 basis point upward shifts; and a 100 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes parallel and pro rata shifts in interest rates over a twelve-month period for the 200 basis point upward shift and 100 basis point downward shift. For the 400 basis point upward shift, the model assumes a parallel and pro rata shift in interest rates over a twenty-four month period. For the 500 basis point upward shift, the model assumes a flattening and pro rata shift in interest rates over a twelve-month period where the short-end of the yield curve shifts upward greater than the long-end of the yield curve. Effective with the modeling for the second quarter of 2010, the Company added an interest rate scenario where interest rates experience a parallel and instantaneous shift upward 300 basis points. The asset/liability management committee of the board of directors has established policy limits of a 10% decline in net interest income for the 200 and the newly added 300 basis point upward shifts and the 100 basis point downward shift.
Application of the simulation model analysis at December 31, 2010 demonstrated the following:

	NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	As of December 31, 2010	As of December 31, 2009

100 basis point downward shift	-1.9%	-0.9%
200 basis point upward shift	-3.0%	-5.1%
300 basis point upward shift *	-1.6%	N/A

*	Began modeling in the second quarter of 2010.
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
QCR Holdings, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
QCR Holdings, Inc.
We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting as of December 31, 2010. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QCR Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
/s/ McGladrey & Pullen, LLP
Davenport, Iowa
March 7, 2011

McGladrey is the brand under which RSM McGladrey, Inc. and McGladrey & Pullen, LLP serve clients’ business needs. The two firms operate as separate legal entities in an alternative practice structure.	Member of RSM International network, a network of independent accounting, tax and consulting firms.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
Assets
Cash and due from banks	$42,030,806	$35,878,046
Federal funds sold	61,960,000	6,598,333
Interest-bearing deposits at financial institutions	39,745,611	29,329,413

Securities held to maturity, at amortized cost (Note 4)	300,000	350,000
Securities available for sale, at fair value (Note 4)	424,546,767	370,170,459

	424,846,767	370,520,459

Loans receivable, held for sale (Note 5)	14,084,859	6,135,130
Loans/leases receivable, held for investment (Note 5)	1,158,453,744	1,238,184,436

	1,172,538,603	1,244,319,566
Less allowance for estimated losses on loans/leases (Note 5)	(20,364,656)	(22,504,734)

	1,152,173,947	1,221,814,832

Premises and equipment, net (Note 6)	31,118,744	31,454,893
Goodwill	3,222,688	3,222,688
Accrued interest receivable	6,435,989	7,565,513
Bank-owned life insurance	33,565,390	29,694,077
Prepaid FDIC insurance	5,361,314	7,801,076
Restricted investment securities	16,668,700	15,210,100
Other real estate owned, net	8,534,711	9,286,371
Other assets	10,970,549	11,270,306

Total assets	$1,836,635,216	$1,779,646,107

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$276,827,205	$207,843,554
Interest-bearing	837,988,652	881,479,172

Total deposits (Note 7)	1,114,815,857	1,089,322,726

Short-term borrowings (Note 8)	141,154,499	150,899,571
Federal Home Loan Bank advances (Note 9)	238,750,000	215,850,000
Other borrowings (Note 10)	150,070,785	140,059,841
Junior subordinated debentures (Note 11)	36,085,000	36,085,000
Other liabilities	23,188,367	21,834,093

Total liabilities	1,704,064,508	1,654,051,231

Commitments and Contingencies (Note 18)

Stockholders’ Equity (Note 16):
Preferred stock (Note 12), $1 par value, shares authorized 250,000 December 2010 — 63,237 shares issued and outstanding December 2009 — 38,805 shares issued and outstanding	63,237	38,805
Common stock, $1 par value; shares authorized 20,000,000 December 2010 — 4,732,428 shares issued and 4,611,182 outstanding December 2009 — 4,674,536 shares issued and 4,553,290 outstanding	4,732,428	4,674,536
Additional paid-in capital	86,478,269	82,194,330
Retained earnings	40,550,900	38,458,477
Accumulated other comprehensive income	704,165	135,608
Noncontrolling interests	1,648,219	1,699,630

	134,177,218	127,201,386
Treasury stock, December 2010 and 2009 — 121,246 common shares, at cost	1,606,510	1,606,510

Total stockholders’ equity	132,570,708	125,594,876

Total liabilities and stockholders’ equity	$1,836,635,216	$1,779,646,107

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Interest and dividend income:
Loans/leases, including fees	$67,999,191	$73,145,289	$72,565,834
Securities:
Taxable	10,109,083	10,748,012	10,878,219
Nontaxable	907,085	967,940	942,667
Interest-bearing deposits at financial institutions	411,079	313,113	165,312
Restricted investment securities	497,214	302,756	495,158
Federal funds sold	173,714	133,723	99,814

Total interest and dividend income	80,097,366	85,610,833	85,147,004

Interest expense:
Deposits	12,681,625	18,374,065	23,894,324
Short-term borrowings	628,255	711,801	2,962,169
Federal Home Loan Bank advances	9,246,562	9,082,039	8,524,772
Other borrowings	5,732,142	4,764,812	2,754,097
Junior subordinated debentures	1,945,014	2,016,449	2,388,574

Total interest expense	30,233,598	34,949,166	40,523,936

Net interest income	49,863,768	50,661,667	44,623,068
Provision for loan/lease losses (Note 5)	7,463,618	16,975,517	9,221,670

Net interest income after provision for loan/lease losses	42,400,150	33,686,150	35,401,398

Noninterest income:
Trust department fees	3,290,844	2,883,482	3,333,812
Investment advisory and management fees, gross	1,812,903	1,507,557	1,975,236
Deposit service fees	3,478,743	3,319,967	3,134,869
Gains on sales of loans, net	3,169,514	1,677,312	1,068,545
Securities gains, net	—	1,488,391	199,500
Gains (losses) on sales of other real estate owned	(835,163)	177,736	394,103
Earnings on bank-owned life insurance	1,331,085	1,243,324	1,016,864
Credit card fees, net of processing costs	259,590	930,435	987,769
Other	2,898,372	2,318,843	1,820,373

Total noninterest income	15,405,888	15,547,047	13,931,071

Noninterest expenses:
Salaries and employee benefits	27,843,127	26,882,185	26,124,160
Occupancy and equipment expense	5,472,248	5,372,101	5,091,545
Professional and data processing fees	4,524,519	4,664,656	4,729,226
FDIC and other insurance	3,528,267	3,626,027	1,316,710
Loan/lease expense	1,657,552	1,997,583	757,315
Advertising and marketing	1,053,909	991,243	1,296,651
Postage and telephone	1,004,176	1,060,690	933,508
Stationery and supplies	491,252	528,959	518,639
Bank service charges	420,252	306,473	403,790
Other-than-temporary impairment losses on securities	113,800	206,369	—
Losses on lease residual values	617,000	—	—
Other	1,822,961	1,300,740	1,162,145

Total noninterest expenses	48,549,063	46,937,026	42,333,689

Income from continuing operations before income taxes	9,256,975	2,296,171	6,998,780
Federal and state income tax expense from continuing operations (Note 13)	2,449,249	247,340	1,735,717

Income from continuing operations	6,807,726	2,048,831	5,263,063

(Continued)

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008

Discontinued operations (Note 2)
Operating income from merchant credit card acquiring business	—	—	361,160
Gain on sale of merchant credit card acquiring business	—	—	4,645,213
Operating loss from First Wisconsin Bank & Trust	—	—	(2,921,371)
Gain on sale of First Wisconsin Bank & Trust	—	—	494,664

Income from discontinued operations before income taxes	—	—	2,579,666
Federal and state income tax expense from discontinued operations	—	—	845,435

Income from discontinued operations	$—	$—	$1,734,231

Net income	$6,807,726	$2,048,831	$6,997,294
Less: net income attributable to noncontrolling interests	221,047	276,923	288,436

Net income attributable to QCR Holdings, Inc.	$6,586,679	$1,771,908	$6,708,858

Amounts attributable to QCR Holdings, Inc.:
Income from continuing operations	$6,586,679	$1,771,908	$4,974,627
Income from discontinued operations	—	—	1,734,231

Net income	$6,586,679	$1,771,908	$6,708,858

Less: preferred stock dividends and discount accretion	$4,128,104	$3,843,924	1,784,500

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$2,458,575	$(2,072,016)	$4,924,358

Basic earnings (loss) per common share (Note 17):
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	$0.54	$(0.46)	$0.69
Income from discontinued operations attributable to QCR Holdings, Inc.	—	—	0.38

Net income (loss) attributable to QCR Holdings, Inc.	$0.54	$(0.46)	$1.07

Diluted earnings (loss) per common share (Note 17):
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	$0.53	$(0.46)	$0.69
Income from discontined operations attributable to QCR Holdings, Inc.	—	—	0.37

Net income (loss) attributable to QCR Holdings, Inc.	$0.53	$(0.46)	$1.06

Weighted average common shares outstanding	4,593,096	4,540,792	4,617,057
Weighted average common and common equivalent shares outstanding	4,618,242	4,540,792	4,634,537

Cash dividends declared per common share	$0.08	$0.08	$0.08

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2010, 2009, and 2008

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income	Interests	Stock	Total
Balance, December 31, 2007	$568	$4,597,744	$42,317,374	$36,338,566	$2,811,540	$1,720,863	$—	$87,786,655
Comprehensive income:
Net income	—	—	—	6,708,858	—	288,436	—	6,997,294
Other comprehensive income, net of tax (Note 3)	—	—	—	—	816,820	—	—	816,820

Comprehensive income								7,814,114

Common cash dividends declared, $0.08 per share	—	—	—	(369,620)	—	—	—	(369,620)
Preferred cash dividends declared	—	—	—	(1,784,500)	—	—	—	(1,784,500)
Proceeds from issuance of 22,767 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan (Note 15)	—	22,767	246,037	—	—	—	—	268,804
Proceeds from issuance of 7,305 shares of common stock as a result of stock options exercised (Note 15)	—	7,305	82,410	—	—	—	—	89,715
Exchange of 1,933 shares of common stock in connection with options exercised (Note 15)	—	(1,933)	(27,284)	—	—	—	—	(29,217)
Tax benefit of nonqualified stock options exercised	—	—	1,611	—	—	—	—	1,611
Stock-based compensation expense	—	—	475,120	—	—	—	—	475,120
Restricted stock award	—	5,000	(5,000)	—	—	—	—	—
Other adjustments to noncontrolling interests	—	—	—	—	—	(151,001)	—	(151,001)
Purchase of 121,246 shares of common stock for the treasury	—	—	—	—	—	—	(1,606,510)	(1,606,510)

Balance, December 31, 2008	$568	$4,630,883	$43,090,268	$40,893,304	$3,628,360	$1,858,298	$(1,606,510)	$92,495,171
Comprehensive income:
Net income	—	—	—	1,771,908	—	276,923	—	2,048,831
Other comprehensive loss, net of tax (Note 3)	—	—	—	—	(3,492,752)	—	—	(3,492,752)

Comprehensive loss								(1,443,921)

Common cash dividends declared, $0.08 per share	—	—	—	(362,811)	—	—	—	(362,811)
Preferred cash dividends declared and accrued	—	—	—	(3,467,989)	—	—	—	(3,467,989)
Discount accretion on cumulative preferred stock	—	—	375,935	(375,935)	—	—	—	—
Proceeds from issuance of 38,237 shares of preferred stock and common stock warrant	38,237	—	38,014,586	—	—	—	—	38,052,823
Proceeds from issuance of 28,575 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan (Note 15)	—	28,575	205,585	—	—	—	—	234,160
Exchange of 830 shares of common stock in connection with payroll taxes for restricted stock (Note 15)	—	(830)	(6,889)	—	—	—	—	(7,719)
Stock-based compensation expense	—	—	609,713	—	—	—	—	609,713
Restricted stock awards	—	15,908	(15,908)	—	—	—	—	—
Purchase of noncontrolling interests	—	—	(78,960)	—	—	(231,040)	—	(310,000)
Other adjustments to noncontrolling interests	—	—	—	—	—	(204,551)	—	(204,551)

Balance, December 31, 2009	$38,805	$4,674,536	$82,194,330	$38,458,477	$135,608	$1,699,630	$(1,606,510)	$125,594,876
Comprehensive income:
Net income	—	—	—	6,586,679	—	221,047	—	6,807,726
Other comprehensive income, net of tax (Note 3)	—	—	—	—	568,557	—	—	568,557

Comprehensive income								7,376,283

Common cash dividends declared, $0.08 per share	—	—	—	(366,152)	—	—	—	(366,152)
Preferred cash dividends declared and accrued	—	—	—	(3,679,100)	—	—	—	(3,679,100)
Discount accretion on cumulative preferred stock	—	—	449,004	(449,004)	—	—	—	—
Exchange of 268 shares of Series B Non-Cumulative Perpetual Preferred Stock for 13,400 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	13,132	—	(13,132)	—	—	—	—	—
Exchange of 300 shares of Series C Non-Cumulative Perpetual Preferred Stock for 7,500 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	7,200	—	(7,200)	—	—	—	—	—
Proceeds from issuance of 4,100 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	4,100	—	3,183,133	—	—	—	—	3,187,233
Proceeds from issuance of warrants to purchase 54,000 shares of common stock in conjunction with the issuance of Series A Subordinated Notes	—	—	84,240	—	—	—	—	84,240
Proceeds from issuance of 28,907 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan (Note 15)	—	28,907	192,362	—	—	—	—	221,269
Proceeds from issuance of 5,754 shares of common stock as a result of stock options exercised (Note 15)	—	5,754	37,621	—	—	—	—	43,375
Exchange of 367 shares of common stock in connection with payroll taxes for restricted stock (Note 15)	—	(367)	(2,730)	—	—	—	—	(3,097)
Stock-based compensation expense	—	—	533,271	—	—	—	—	533,271
Restricted stock awards	—	23,598	(23,598)	—	—	—	—	—
Purchase of noncontrolling interests	—	—	(149,032)	—	—	(270,968)	—	(420,000)
Other adjustments to noncontrolling interests	—	—	—	—	—	(1,490)	—	(1,490)

Balance, December 31, 2010	$63,237	$4,732,428	$86,478,269	$40,550,900	$704,165	$1,648,219	$(1,606,510)	$132,570,708

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$6,807,726	$2,048,831	$6,997,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,533,597	2,780,190	2,624,433
Provision for loan/lease losses related to continuing operations	7,463,618	16,975,517	9,221,670
Provision for loan/lease losses related to discontinuing operations	—	—	1,699,112
Deferred income taxes	1,256,004	2,758,856	(1,816,719)
Amortization of offering costs on subordinated debentures	14,317	14,317	14,317
Stock-based compensation expense	488,112	512,963	298,921
Losses (gains) on sales of other real estate owned, net	835,163	(177,736)	(394,103)
Gain on sale of merchant credit card acquiring business	—	—	(4,645,213)
Gain on sale of First Wisconsin Bank & Trust	—	—	(494,664)
Amortization of premiums on securities, net	3,411,202	2,044,767	133,819
Securities gains, net	—	(1,488,391)	(199,500)
Other-than-temporary impairment losses on securities	113,800	206,369	—
Loans originated for sale	(172,623,744)	(140,376,155)	(88,775,395)
Proceeds on sales of loans	167,843,529	143,295,985	88,975,272
Gains on sales of loans, net	(3,169,514)	(1,677,312)	(1,068,545)
Losses on lease residual values	617,000	—	—
Decrease (increase) in accrued interest receivable	1,129,524	270,322	(350,007)
Decrease (increase) in prepaid FDIC insurance	2,439,762	(7,801,076)	—
Increase in cash value of bank-owned life insurance	(1,331,085)	(1,243,324)	(1,016,864)
Increase in other assets	(1,320,430)	(3,339,319)	(602,870)
Increase (decrease) in other liabilities	1,406,270	(660,397)	(2,810,645)

Net cash provided by operating activities	17,914,851	14,144,407	7,790,313

Cash Flows from Investing Activities:
Net (increase) decrease in federal funds sold	(55,361,667)	14,097,565	(31,775,898)
Net (increase) decrease in interest-bearing deposits at financial institutions	(10,416,198)	(27,215,509)	2,980,577
Proceeds from sales of other real estate owned	6,038,825	1,358,351	1,376,007
Proceeds from sale of merchant credit card acquiring business, net	—	—	4,732,009
Proceeds from sale of First Wisconsin Bank & Trust, net	—	—	13,324,553
Activity in securities portfolio:
Purchases	(383,018,764)	(316,260,882)	(140,985,829)
Calls, maturities and redemptions	325,649,238	169,176,856	102,733,654
Paydowns	435,149	406,998	736,057
Sales	—	25,966,885	285,000
Purchases of restricted investment securities	(1,458,600)	(1,150,500)	(2,512,500)
Activity in bank-owned life insurance:
Purchases	(3,150,000)	(1,000,002)	—
Surrender of policy	609,772	—	—
Net (decrease) increase in loans/leases originated and held for investment	63,387,668	(50,077,380)	(195,569,104)
Purchase of premises and equipment	(2,197,448)	(2,845,816)	(2,258,536)
Net increase in cash related to discontinued operations, held for sale	—	—	(1,789,295)

Net cash used in investing activities	(59,482,025)	(187,543,434)	(248,723,305)

(Continued)

QCR Holdings, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Cash Flows from Financing Activities:
Net increase in deposit accounts	$25,493,131	$30,364,128	$227,545,345
Net (decrease) increase in short-term borrowings	(9,745,072)	49,442,621	(68,160,318)
Activity in Federal Home Loan Bank advances:
Advances	36,000,000	11,500,000	68,145,000
Payments	(13,100,000)	(14,345,000)	(18,265,006)
Net increase in other borrowings	7,395,184	64,477,207	27,892,512
Tax benefit of nonqualified stock options exercised	—	—	1,611
Proceeds from issuance of Series A Subordinated Notes and detachable warrants to purchase 54,000 shares of common stock	2,700,000	—	—
Payment of cash dividends on common and preferred stock	(4,052,089)	(3,595,221)	(1,974,870)
Proceeds from issuance of Series E Noncumulatieve Convertible Perpetual Preferred Stock, net	3,187,233	—	—
Proceeds from issuance of Series D Cumulative Perpetual Preferred Stock and common stock warrant, net	—	38,052,823	—
Proceeds from issuance of common stock, net	261,547	226,441	329,302
Purchase of noncontrolling interests	(420,000)	(310,000)	—
Purchase of treasury stock	—	—	(1,606,510)

Net cash provided by financing activities	47,719,934	175,812,999	233,907,066

Net increase (decrease) in cash and due from banks	6,152,760	2,413,972	(7,025,926)
Cash and due from banks, beginning	35,878,046	33,464,074	40,490,000

Cash and due from banks, ending	$42,030,806	$35,878,046	$33,464,074

Supplemental Disclosures of Cash Flow Information, cash payments for:
Interest	$31,017,369	$36,536,869	$40,526,554
Income and franchise taxes	3,236,558	2,557,505	2,306,448

Supplemental Schedule of Noncash Investing Activities:
Change in accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale, net	568,557	(3,492,752)	816,820
Exchange of shares of common stock in connection with payroll taxes for restricted stock and options exercised	(3,097)	(7,719)	(29,217)
Transfers of loans to other real estate owned	6,122,328	6,924,975	4,467,520

Proceeds from sale of First Wisconsin Bank & Trust, net	$—	$—	$13,324,553
Assets sold:
Cash and due from banks	—	—	2,495,185
Federal funds sold	—	—	17,700,000
Interest-bearing deposits at financial institutions	—	—	1,567
Securities available for sale, at fair value	—	—	18,460,320
Loans/leases receivable held for investment	—	—	80,169,171
Less: Allowance for estimated losses on loans/leases	—	—	(1,122,496)
Premises and equipment, net	—	—	468,522
Goodwill	—	—	—
Intangilbe assets	—	—	887,542
Accrued interest receivable	—	—	478,729
Bank-owned life insurance	—	—	2,453,660
Other assets	—	—	882,028

Total Assets	$—	$—	$122,874,228

Liabilities sold:
Noninteresting-bearing deposits	$—	$—	$8,943,882
Interest-bearing deposits	—	—	89,070,083
Short-term borrowings	—	—	13,578,572
Other liabilities	—	—	(368,528)

Total liabilities	$—	$—	$111,224,009

Accrued expenses related to sale of First Wisconsin Bank & Trust	—	—	1,179,670

Gain on sale of First Wisconsin Bank & Trust	$—	$—	$494,664

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies
Nature of business:
QCR Holdings, Inc. (the “Company”) is a bank holding company providing bank and bank related services through its subsidiaries, Quad City Bank and Trust Company (“Quad City Bank & Trust”), Cedar Rapids Bank and Trust Company (“Cedar Rapids Bank & Trust”), Rockford Bank and Trust Company (“Rockford Bank & Trust”), m2 Lease Funds, LLC (“m2 Lease Funds”), Velie Plantation Holding Company, LLC (“Velie Plantation Holding Company”), QCR Holdings Statutory Trust II (“Trust II”), QCR Holdings Statutory Trust III (“Trust III”), QCR Holdings Statutory Trust IV (“Trust IV”), and QCR Holdings Statutory Trust V (“Trust V”). Quad City Bank & Trust is a commercial bank that serves the Iowa and Illinois Quad Cities and adjacent communities. Cedar Rapids Bank & Trust is a commercial bank that serves Cedar Rapids, Iowa, and adjacent communities. Rockford Bank & Trust is a commercial bank that serves Rockford, Illinois, and adjacent communities.
Quad City Bank & Trust and Cedar Rapids Bank & Trust are chartered and regulated by the state of Iowa, and Rockford Bank & Trust is chartered and regulated by the state of Illinois. All three subsidiary banks are insured and subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”), and are members of and regulated by the Federal Reserve System. m2 Lease Funds, which is an 80% owned subsidiary, based in the Milwaukee, Wisconsin area, is engaged in the business of direct financing lease contracts. Velie Plantation Holding Company, LLC, which is a 91% owned subsidiary, is engaged in holding the real estate property known as the Velie Plantation Mansion in Moline, Illinois. The Velie Plantation Mansion is the location for the Company’s headquarters. Trust II, Trust III, Trust IV and Trust V were formed for the purpose of issuing various trust preferred securities (see Note 11).
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
As noted above, during 2008 Bancard sold its merchant credit card acquiring business. The current and comparative results related to the merchant credit card acquiring business have been reflected as discontinued operations (see Note 2)
On December 31, 2008, the Company sold its Wisconsin-chartered bank, First Wisconsin Bank & Trust Company (“First Wisconsin Bank & Trust”). The comparative results related to First Wisconsin Bank & Trust have been reflected as discontinued operations (see Note 2).
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
Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, except Trust II, Trust III, Trust IV and Trust V, which do not meet the criteria for consolidation. All material intercompany accounts and transactions have been eliminated in consolidation. The results of discontinued operations have been reported separately in the consolidated financial statements.

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
Cash and due from banks: The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $846,000 and $270,000 as of December 31, 2010 and 2009, respectively.
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
In estimating other-than-temporary impairment losses on available for sale equity securities management considers factors (1), (2) and (3) above as well as whether the Company has the intent and the ability to hold the security until its recovery. If the Company (a) intends to sell an impaired equity security and does not expect the fair value of the security to fully recover before the expected time of sale, or (b) does not have the ability to hold the security until its recovery, the security is deemed other-than-temporarily impaired and the impairment is charged to earnings. The Company recognizes an impairment loss through earnings if based upon other factors the loss is deemed to be other-than-temporary even if the decision to sell has not been made.
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
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
Loans receivable, held for investment: Loans that management has the intent and ability to hold for the foreseeable future, or until pay-off or maturity occurs, are classified as held for investment. These loans are stated at the amount of unpaid principal adjusted for charge-offs, the allowance for estimated losses on loans, and any deferred fees and/or costs on originated loans. Interest is credited to earnings as earned based on the principal amount outstanding. Deferred direct loan origination fees and/or costs are amortized as an adjustment of the related loan’s yield. As assets held for and used in the production of services, the origination and collection of these loans are classified as investing activities in the statement of cash flows.
In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses (also known as “allowance for estimated losses on loans/leases”) and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. A portfolio segment is defined by the ASU as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. A class of financing receivable is defined by the ASU as a further disaggregation of a portfolio segment based on risk characteristics and the entity’s method for monitoring and assessing credit risk. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU was effective for interim and annual reporting periods ending on or after December 15, 2010. Accordingly, the Company has included the new disclosures throughout these financial statements (see Note 1 and Note 5).
The Company’s portfolio segments are as follows:
•	Commercial and industrial
•	Commercial real estate
•	Residential real estate
•	Installment and other consumer
Direct financing leases would be considered a segment within the overall loan/lease portfolio. The accounting policies for direct financing leases are disclosed below.
The Company’s classes of loans receivable are as follows:
•	Commercial and industrial
•	Owner-occupied commercial real estate
•	Commercial construction, land development, and other land loans that are not owner-occupied commercial real estate
•	Other non-owner-occupied commercial real estate
•	Residential real estate
•	Installment and other consumer
Direct financing leases would be considered a class of financing receivable within the overall loan/lease portfolio. The accounting policies for direct financing leases are disclosed below.
Generally, for all classes of loans receivable, loans are considered past due when contractual payments are delinquent for 31 days or greater.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
For all classes of loans receivable, loans will generally be placed on nonaccrual status when the loan has become 90 days past due (unless the loan is well secured and in the process of collection); or if any of the following conditions exist:
•	It becomes evident that the borrower will not make payments, or will not or cannot meet the terms for renewal of a matured loan,
•	When full repayment of principal and interest is not expected,
•	When the loan is graded “doubtful”
•	When the borrower files bankruptcy and an approved plan of reorganization or liquidation is not anticipated in the near future, or
•	When foreclosure action is initiated.
When a loan is placed on nonaccrual status, income recognition is ceased. Previously recorded but uncollected amounts of interest on nonaccrual loans are reversed at the time the loan is placed on nonaccrual status. Generally, cash collected on nonaccrual loans is applied to principal. Should full collection of principal be expected, cash collected on nonaccrual loans can be recognized as interest income.
For all classes of loans receivable, nonaccrual loans may be restored to accrual status provided the following criteria are met:
•	The loan is current, and all principal and interest amounts contractually due have been made,
•	All principal and interest amounts contractually due, including past due payments, are reasonably assured of repayment within a reasonable period, and
•	There is a period of minimum repayment performance, as follows, by the borrower in accordance with contractual terms:
•	Six months of repayment performance for contractual monthly payments, or

•	One year of repayment performance for contractual quarterly or semi-annual payments
Direct finance leases receivable, held for investment: The Company leases machinery and equipment to customers under leases that qualify as direct financing leases for financial reporting and as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual values (approximately 3% to 15% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property delivered to the customer. The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease on a basis that results in an approximate level rate of return on the unrecovered lease investment. Lease income is recognized on the interest method. Residual is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment’s fair value at lease termination, the Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company’s estimates are reviewed continuously to ensure reasonableness; however, the amounts the Company will ultimately realize could differ from the estimated amounts. If the review results in a lower estimate than had been previously established, a determination is made as to whether the decline in estimated residual value is other than temporary. If the decline in estimated unguaranteed residual value is judged to be other than temporary, the accounting for the transaction is revised using the changed estimate. The resulting reduction in the investment is recognized as a loss in the period in which the estimate is changed. An upward adjustment of the estimated residual value is not recorded.
The policies for delinquency and nonaccrual for direct financing leases are materially consistent with those described above for all classes of loan receivables.

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
Troubled debt restructures: Troubled debt restructuring exists when the Company, for economic or legal reasons related to the borrower’s/lessee’s financial difficulties, grants a concession (either imposed by court order, law, or agreement between the borrower/lessee and the Company) to the borrower/lessee that it would not otherwise consider. The Company is attempting to maximize its recovery of the balances of the loans/leases through these various concessionary restructurings.
The following criteria, related to granting a concession, together or separately, create a troubled debt restructure:
•	A modification of terms of a debt such as one or a combination of:
•	The reduction of the stated interest rate.

•	The extension of the maturity date or dates at a stated interest rate lower than the current market rate for the new debt with similar risk.

•	The reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The reduction of accrued interest.
•	A transfer from the borrower/lessee to the Company of receivables from third parties, real estate, other assets, or an equity position in the borrower to fully or partially satisfy a loan.
•
The issuance or other granting of an equity position to the Company to fully or partially satisfy a debt unless the equity position is granted pursuant to existing terms for converting the debt into an equity position.

Allowance for estimated losses on loans/leases: For all portfolio segments, the allowance for estimated losses on loans/leases is established as losses are estimated to have occurred through a provision for loan/lease losses charged to earnings. Loan/lease losses, for all portfolio segments, are charged against the allowance when management believes the uncollectability of a loan/lease balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
For all portfolio segments, the allowance for estimated losses on loans/leases is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans/leases in light of historical experience, the nature and volume of the loan/lease portfolio, adverse situations that may affect the borrower’s/lessee’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
A discussion of the risk characteristics and the allowance for estimated losses on loans by each portfolio segment follows:
For commercial and industrial loans, the Company focuses on small and mid-sized businesses with primary operations as wholesalers, manufacturers, building contractors, business services companies, other banks, and retailers. The Company provides a wide range of commercial and industrial loans, including lines of credit for working capital and operational purposes, and term loans for the acquisition of facilities, equipment and other purposes. Approval is generally based on the following factors:
•	Ability and stability of current management of the borrower;

•	Stable earnings with positive financial trends;

•	Sufficient cash flow to support debt repayment;

•	Earnings projections based on reasonable assumptions;

•	Financial strength of the industry and business; and

•	Value and marketability of collateral.
Collateral for commercial and industrial loans generally includes accounts receivable, inventory, equipment and real estate. The lending policy specifies approved collateral types and corresponding maximum advance percentages. The value of collateral pledged on loans must exceed the loan amount by a margin sufficient to absorb potential erosion of its value in the event of foreclosure and cover the loan amount plus costs incurred to convert it to cash.
The lending policy specifies maximum term limits for commercial and industrial loans. For term loans, the maximum term is 7 years. Generally, term loans range from 3 to 5 years. For lines of credit, the maximum term is 365 days.
In addition, the Company often takes personal guarantees to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those standards and processes specific to real estate loans. Collateral for commercial real estate loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower. The lending policy specifies maximum loan-to-value limits based on the category of commercial real estate (commercial real estate loans on improved property, raw land, land development, and commercial construction). These limits are the same limits established by regulatory authorities.
The lending policy also includes guidelines for real estate appraisals, including minimum appraisal standards based on certain transactions. In addition, the Company often takes personal guarantees to help assure repayment.
In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. Owner-occupied loans are generally considered to have less risk. As of December 31, 2010 and 2009, approximately 26% and 29%, respectively, of the commercial real estate loan portfolio was owner-occupied.
The Company’s lending policy limits non-owner occupied commercial real estate lending to 300% of total risk-based capital, and limits construction, land development, and other land loans to 100% of total risk-based capital. Exceeding these limits warrants the use of heightened risk management practices in accordance with regulatory guidelines.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
In some instances for all loans/leases, it may be appropriate to originate or purchase loans/leases that are exceptions to the guidelines and limits established within the lending policy described above and below. In general, exceptions to the lending policy do not significantly deviate from the guidelines and limits established within the lending policy and, if there are exceptions, they are clearly noted as such and specifically identified in loan/lease approval documents.
For commercial and industrial and commercial real estate loans, the allowance for estimated losses on loans consists of specific and general components.
The specific component relates to loans that are classified as impaired, as defined below. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.
For commercial and industrial loans and all classes of commercial real estate loans, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a case-by-case basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
The general component consists of quantitative and qualitative factors and covers non-impaired loans. The quantitative factors are based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. See below for a detailed description of the Company’s internal risk rating scale. The qualitative factors are determined based on an assessment of internal and/or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.
For commercial and industrial and commercial real estate loans, the Company utilizes the following internal risk rating scale:
1. Highest Quality — loans of the highest quality with no credit risk, including those fully secured by subsidiary bank certificates of deposit and U.S. government securities.
2. Superior Quality — loans with very strong credit quality. Borrowers have exceptionally strong earnings, liquidity, capital, cash flow coverage, and management ability. Includes loans secured by high quality, marketable securities, certificates of deposit from other institutions, and cash value of life insurance. Also includes loans supported by U.S. government, state, or municipal guarantees.
3. Satisfactory Quality — loans with satisfactory credit quality. Established borrowers with satisfactory financial condition, including credit quality, earnings, liquidity, capital and cash flow coverage. Management is capable and experienced. Collateral coverage and guarantor support, if applicable, are more than adequate. Includes loans secured by personal assets and business assets including equipment, accounts receivable, inventory, and real estate.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
4. Fair Quality — loans with moderate but still acceptable credit quality. The primary repayment source remains adequate; however, management’s ability to maintain consistent profitability is unproven or uncertain. Borrowers exhibit acceptable leverage and liquidity. May include new businesses with inexperienced management or unproven performance records in relation to peer, or borrowers operating in highly cyclical or deteriorating industries.
5. Early Warning — loans where the borrowers have generally performed as agreed, however unfavorable financial trends exist or are anticipated. Earnings may be erratic, with marginal cash flow or declining sales. Borrowers reflect leveraged financial condition and/or marginal liquidity. Management may be new and a track record of performance has yet to be developed. Financial information may be incomplete, and reliance on secondary repayment sources may be increasing.
6. Special Mention — loans where the borrowers exhibit credit weaknesses or unfavorable financial trends requiring close monitoring. Weaknesses and adverse trends are more pronounced than Early Warning loans, and if left uncorrected, may jeopardize repayment according to the contractual terms. Currently, no loss of principal or interest is expected. Borrowers in this category have deteriorated to the point that it would be difficult to refinance with another lender. Special Mention should be assigned to borrowers in turnaround situations. This rating is intended as a transitional rating, therefore, it is generally not assigned to a borrower for a period of more than one year.
7. Substandard — loans which are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if applicable. These loans have a well-defined weakness or weaknesses which jeopardize repayment according to the contractual terms. There is distinct loss potential if the weaknesses are not corrected. Includes loans with insufficient cash flow coverage which are collateral dependent, other real estate owned, and repossessed assets.
8. Doubtful — loans which have all the weaknesses inherent in a Substandard loan, with the added characteristic that existing weaknesses make full principal collection, on the basis of current facts, conditions and values, highly doubtful. The possibility of loss is extremely high, but because of pending factors, recognition of a loss is deferred until a more exact status can be determined. All doubtful loans will be placed on non-accrual, with all payments, including principal and interest, applied to principal reduction.
For term commercial and industrial and commercial real estate loans or credit relationships with aggregate exposure greater than $1,000,000, a loan review will be required within 15 months of the most recent credit review. The review shall be completed in enough detail to, at a minimum, validate the risk rating. Additionally, the review shall include an analysis of debt service requirements, covenant compliance, if applicable, and collateral adequacy. The frequency of the review is generally accelerated for loans with poor risk ratings.
The Company’s Loan Quality area will perform a documentation review of a sampling of commercial and industrial and commercial real estate loans, the primary purpose of which is to ensure the credit is properly documented and closed in accordance with approval authorities and conditions. A review will also be performed by the Company’s Internal Audit Department of a sampling of commercial and industrial and commercial real estate loans, according to an approved schedule. Validation of the risk rating is part of Internal Audit’s review. Additionally, over the past several years, the Company has contracted an independent outside third party to review a sampling of commercial and industrial and commercial real estate loans. Validation of the risk rating is part of this review as well.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
The Company leases machinery and equipment to commercial and industrial customers under direct financing leases. All lease requests are subject to the credit requirements and criteria as set forth in the lending/leasing policy. In all cases, a formal independent credit analysis of the lessee is performed.
For direct financing leases, the allowance for estimated lease losses consists of specific and general components.
The specific component relates to leases that are classified as impaired, as defined for commercial loans above. For those leases that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired lease is lower than the carrying value of that lease.
The general component consists of quantitative and qualitative factors and covers nonimpaired leases. The quantitative factors are based on historical charge-off experience for the entire lease portfolio. The qualitative factors are determined based on an assessment of internal and/or external influences on credit quality that are not fully reflected in the historical loss data.
Generally, the Company’s residential real estate loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell loans in the secondary market. The subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature or adjust in one to five years, and then retain these loans in their portfolios. Servicing rights are not presently retained on the loans sold in the secondary market. The lending policy establishes minimum appraisal and other credit guidelines.
The Company provides many types of installment and other consumer loans including motor vehicle, home improvement, home equity, signature loans and small personal credit lines. The lending policy addresses specific credit guidelines by consumer loan type.
For residential real estate loans, and installment and other consumer loans, these large groups of smaller balance homogenous loans are collectively evaluated for impairment. The Company applies a quantitative factor based on historical charge-off experience in total for each of these segments. Accordingly, the Company generally does not separately identify individual residential real estate loans, and/or installment or other consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.
During the year ended December 31, 2010, the Company’s two newest subsidiary banks, Cedar Rapids Bank & Trust and Rockford Bank & Trust, decreased the duration for the historical charge-off experience used in the quantitative factor from five years to three years. Based on the growth of the loan portfolios of Cedar Rapids Bank & Trust and Rockford Bank & Trust over the past several years, management determined decreasing the duration allowed for a more accurate assessment of the credit risk within the current portfolios.
Troubled debt restructures are considered impaired loans/leases and are subject to the same allowance methodology as described above for impaired loans/leases by portfolio segment.
Credit related financial instruments: In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
Transfers of financial assets: Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a modest benefit to the transferor, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. In addition, for transfers of a portion of financial assets (for example, participations of loan receivables), the transfer must meet the definition of a “participating interest” in order to account for the transfer as a sale. Following are the characteristics of a “participating interest”:
•	Pro-rata ownership in an entire financial asset.
•	From the date of the transfer, all cash flows received from entire financial assets are divided proportionately among the participating interest holders in an amount equal to their share of ownership.
•
The rights of each participating interest holder have the same priority, and no participating interest holder’s interest is subordinated to the interest of another participating interest holder. That is, no participating interest holder is entitled to receive cash before any other participating interest holder under its contractual rights as a participating interest holder.

•	No party has the right to pledge or exchange the entire financial asset unless all participating interest holders agree to pledge or exchange the entire financial asset.
Premises and equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets.
Goodwill: The Company has recorded goodwill from the purchase of 80% of m2 Lease Funds. The goodwill is not being amortized, but is evaluated at least annually for impairment. An impairment charge is recognized when the calculated fair value of the reporting unit, including goodwill, is less than its carrying amount. Based on the annual analysis completed as of July 31, 2010, the Company believes that no goodwill impairment existed.
Bank-owned life insurance: Bank-owned life insurance is carried at cash surrender value with increases/decreases reflected as income/expense in the statement of operations.
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
Other real estate owned: Real estate acquired through, or in lieu of, loan foreclosures, is held for sale and initially recorded at fair value less cost to sell, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Subsequent write-downs to fair value are charged to earnings.

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
Stock-based compensation plans: At December 31, 2010, the Company has four stock-based employee compensation plans, which are described more fully in Note 15.
The Company accounts for stock-based compensation with measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation over the requisite service period for awards expected to vest.
As discussed in Note 15, during the years ended December 31, 2010, 2009, and 2008, the Company recognized stock-based compensation expense related to stock options, stock purchases, and stock appreciation rights of $488,112, $512,963, and $298,921, respectively. As required, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2010	2009	2008

Dividend yield	.89% to .90%	.78% to 1.04%	0.49% to 0.68%
Expected volatility	26.72% to 26.88%	24.70% to 38.72%	23.58% to 25.13%
Risk-free interest rate	3.86% to 4.21%	3.27% to 4.12%	3.27% to 4.34%
Expected life of option grants	6 years	6 years	6 years
Weighted-average grant date fair value	$2.89	$2.71	$5.05
The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

	2010	2009	2008

Dividend yield	.85% to .96%	.80%	0.56% to 0.64%
Expected volatility	39.56% to 56.43%	28.80% to 34.14%	19.40% to 23.91%
Risk-free interest rate	.13% to .29%	.22% to .36%	1.98% to 3.41%
Expected life of option grants	3 to 6 months	3 to 6 months	3 to 6 months
Weighted-average grant date fair value	$1.81	$1.64	$2.00
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
As of December 31, 2010, there was $412,234 of unrecognized compensation cost related to share based payments, which is expected to be recognized over a weighted average period of 2.5 years.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 41,990 options that were in-the-money at December 31, 2010. The aggregate intrinsic value at December 31, 2010 was $6,870 on both options outstanding and exercisable. During the years ended December 31, 2010 and 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $16,639 and $19,352, respectively, and determined as of the date of the option exercise. No options were exercised during 2009.
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
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies (Continued)
New accounting pronouncements: In June 2009, FASB issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special-purposed entities. Specifically, these pronouncements eliminated the concept of a “qualifying special-purpose entity”, changed the requirements for derecognizing financial assets and changed how a company determines when an entity is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. These pronouncements also expanded existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The Company adopted these new pronouncements on January 1, 2010, as required. Transfers of financial assets include participation loans/leases sold by the Company’s banking and leasing subsidiaries. For agreements of participation loans/leases sold that contain language that fail to meet the definition of a participating interest and /or surrender control by the selling institution, the Company is not allowed to recognize the sale and is required to record as a secured borrowing. The adoption did not have a material impact to the financial statements taken as a whole for the year ended December 31, 2010.
In January 2010, FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820); Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements. The adoption of the exception is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2011, FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (which was adopted by the Company effective December 31, 2010), for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The new disclosures are not expected to have a material impact on the consolidated financial statements.

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
The results from discontinued operations of the merchant credit card acquiring business for the year ending December 31, 2008 is presented in the following table. There was no 2010 or 2009 activity.

2008

Credit card fees, net of processing costs	$693,445
Non-interest expense	332,285

Income from discontinued operations, excluding gain on sale, before income taxes	$361,160
Gain on sale of discontinued operations before income taxes	4,645,213

Income from discontinued operations, before income taxes	$5,006,373
Income tax expense	1,775,716

Income from discontinued operations, net of taxes	$3,230,657

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
The results from discontinued operations of First Wisconsin Bank & Trust for the year ending December 31, 2008 is presented in the following table. There was no 2010 or 2009 activity.

2008

Interest income	$5,292,678
Interest expense	2,853,182

Net interest income	2,439,496
Provision for loan losses	1,699,112

Net interest income after provision for loan losses	740,384
Noninterest income	515,432
Noninterest expense	4,177,187

Loss from discontinued operations, excluding gain on sale, before income taxes	(2,921,371)
Gain on sale of discontinued operations before income taxes	494,664

(2,426,707)
Income tax benefit	(930,281)

Loss from discontinued operations, net of taxes	$(1,496,426)

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 3. Comprehensive Income (Loss)
Comprehensive income (loss) is the total of net income and other comprehensive income (loss), which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.
Other comprehensive income (loss) for the years ended December 31, 2010, 2009, and 2008 is comprised as follows:

		Tax
	Before	Expense	Net
	Tax	(Benefit)	of Tax

Year ended December 31, 2010:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	$803,133	$305,140	$497,993
Less reclassification adjustment for losses included in net income	(113,800)	(43,236)	(70,564)

Other comprehensive income	$916,933	$348,376	$568,557

Year ended December 31, 2009:
Unrealized gains (losses) on securities available for sale:
Unrealized holding (losses) arising during the period	$(3,953,187)	$(1,293,749)	$(2,659,438)
Less reclassification adjustment for net gains included in net income	1,282,022	448,708	833,314

Other comprehensive loss	$(5,235,209)	$(1,742,457)	$(3,492,752)

Year ended December 31, 2008:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	$1,100,541	$154,046	$946,495
Less reclassification adjustment for gains included in net income	199,500	69,825	129,675

Other comprehensive income	$901,041	$84,221	$816,820

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 4. Investment Securities
The amortized cost and fair value of investment securities as of December 31, 2010 and 2009 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
December 31, 2010:
Securities held to maturity, other bonds	$300,000	$—	$—	$300,000

Securities available for sale:
U.S. govt. sponsored agency securities	$401,711,432	$3,218,843	$(2,704,919)	$402,225,356
Municipal securities	20,134,611	579,215	(110,346)	20,603,480
Residential mortgage-backed securities	64,912	5,526	—	70,438
Trust preferred securities	86,200	—	(8,200)	78,000
Other securities	1,414,661	168,331	(13,499)	1,569,493

	$423,411,816	$3,971,915	$(2,836,964)	$424,546,767

December 31, 2009:
Securities held to maturity, other bonds	$350,000	$—	$—	$350,000

Securities available for sale:
U.S. govt. sponsored agency securities	$345,623,347	$1,525,150	$(2,124,049)	$345,024,448
Municipal securities	22,005,875	922,942	(79,025)	22,849,792
Residential mortgage-backed securities	481,460	14,847	—	496,307
Trust preferred securities	200,000	—	(100,800)	99,200
Other securities	1,641,759	66,737	(7,784)	1,700,712

	$369,952,441	$2,529,676	$(2,311,658)	$370,170,459

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 4. Investment Securities (Continued)
Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2010 and 2009, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010:
Securities available for sale:
U.S. govt. sponsored agency securities	$159,302,061	$(2,704,919)	$—	$—	$159,302,061	$(2,704,919)
Municipal securities	4,333,786	(47,884)	678,378	(62,462)	5,012,164	(110,346)
Trust preferred securities	86,200	(8,200)	—	—	86,200	(8,200)
Other securities	226,250	(12,671)	2,872	(828)	229,122	(13,499)

	$163,948,297	$(2,773,674)	$681,250	$(63,290)	$164,629,547	$(2,836,964)

December 31, 2009:
Securities available for sale:
U.S. govt. sponsored agency securities	$172,292,005	$(2,001,229)	$2,877,180	$(122,820)	$175,169,185	$(2,124,049)
Municipal securities	2,629,191	(40,245)	1,086,919	(38,780)	3,716,110	(79,025)
Trust preferred securities	—	—	99,200	(100,800)	99,200	(100,800)
Other securities	32,179	(5,926)	1,842	(1,858)	34,021	(7,784)

	$174,953,375	$(2,047,400)	$4,065,141	$(264,258)	$179,018,516	$(2,311,658)

At December 31, 2010, the investment portfolio included 323 securities. Of this number, 102 securities have current unrealized losses with aggregate depreciation of less than 2% from the amortized cost basis. Of these 102, 4 have had unrealized losses for twelve months or more. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company does not intend to sell these securities and/or it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At December 31, 2010 and 2009, the Company’s equity securities represent less than 1% of the total portfolio.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 4. Investment Securities (Continued)
For the year ended December 31, 2010, the Company’s evaluation determined the decline in fair value for one individual issue trust preferred security was other-than-temporary. As a result, the Company wrote down the value of this security and recognized a loss in the amount of $113,800. The Company does not have any other investments in trust preferred securities. The Company did not recognize other-than-temporary impairment on any debt securities for the year ended December 31, 2009 and 2008.
The Company did not recognize other-than-temporary impairment on any equity securities for the years ended December 31, 2010 and 2008.
For the year ended December 31, 2009, the Company’s evaluation determined that 11 publicly-traded equity securities experienced declines in fair value that were other-than-temporary. As a result, the Company wrote down the value of these securities and recognized losses in the amount of $206,369.
All sales of securities, as applicable, for the years ended December 31, 2010, 2009 and 2008, respectively, were from securities identified as available for sale. Information on proceeds received, as well as the gains from the sale of those securities is as follows:

	2010	2009	2008

Proceeds from sales of securities	$—	$25,966,885	$285,000
Gross gains from sales of securities	—	1,488,391	199,500
The amortized cost and fair value of securities as of December 31, 2010, by contractual maturity are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary. Other securities are excluded from the maturity categories as there is no fixed maturity date.

	Amortized
	Cost	Fair Value
Securities held to maturity:
Due in one year or less	$100,000	$100,000
Due after one year through five years	150,000	150,000
Due after five years	50,000	50,000

	$300,000	$300,000

Securities available for sale:
Due in one year or less	$13,261,194	$13,324,629
Due after one year through five years	79,615,491	79,961,562
Due after five years	329,055,558	329,620,645

	$421,932,243	$422,906,836
Residential mortgage-backed securities	64,912	70,438
Other securities	1,414,661	1,569,493

	$423,411,816	$424,546,767

As of December 31, 2010 and 2009, investment securities with a carrying value of $401,044,051 and $365,266,357, respectively, were pledged on Federal Home Loan Bank advances, customer and wholesale repurchase agreements, and for other purposes as required or permitted by law.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5. Loans/Leases Receivable
The composition of the loan/lease portfolio as of December 31, 2010 and 2009 is presented as follows:

	2010	2009

Commercial and industrial loans	$365,625,271	$441,535,998
Commercial real estate loans	553,717,264	556,006,759
Direct financing leases *	83,009,647	90,058,839
Residential real estate loans **	82,196,622	70,608,131
Installment and other consumer loans	86,239,944	84,270,687

	1,170,788,748	1,242,480,414
Plus deferred loan/lease orgination costs, net of fees	1,749,855	1,839,152

	1,172,538,603	1,244,319,566
Less allowance for estimated losses on loans/leases	(20,364,656)	(22,504,734)

	$1,152,173,947	$1,221,814,832

* Direct financing leases:
Net minimum lease payments to be received	$94,921,417	$103,596,980
Estimated unguaranteed residual values of leases assets	1,204,865	2,100,265
Unearned lease/residual income	(13,116,635)	(15,638,406)

	83,009,647	90,058,839
Plus deferred lease origination costs, net of fees	2,341,628	2,206,748

	85,351,275	92,265,587
Less allowance for estimated losses on leases	(1,530,572)	(1,681,377)

	$83,820,703	$90,584,210

Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors and management’s expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal.
For the year ended December 31, 2010, the Company recognized losses totaling $617,000 in residual values for two direct financing equipment leases. There were no losses during the years ended December 31, 2009 and 2008. At December 31, 2010, the Company had 54 leases remaining with residual values totaling $1,204,865 that were not protected with a lease end options rider. At December 31, 2009, the Company had 61 leases with residual values totaling $2,100,265 that were not protected with a lease end options rider. Management has performed specific evaluations of these residual values and determined that the valuations are appropriate.

**	Includes residential real estate loans held for sale totaling $14,084,859 and $6,135,130 as of December 31, 2010 and 2009, respectively.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5. Loans/Leases Receivable (Continued)
Nonperforming loans/leases, in aggregate, as of December 31, 2010 and 2009 is presented as follows:

	As of December 31,
	2010	2009

Nonaccrual loans/leases *	$37,426,609	$28,741,799
Accruing loans/leases past due 90 days or more	319,836	88,563
Troubled debt restructures — accruing	3,405,446	1,201,330

	$41,151,891	$30,031,692

*	Nonaccrual loans/leases includes $12,631,343 of troubled debt restructures as of December 31, 2010. There were no troubled debt restructures on nonaccrual as of December 31, 2009.
The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2010 is presented as follows:

				Accruing Past
		30-59 Days	60-89 Days	Due 90 Days or	Nonaccrual
Classes of Loans/Leases	Current	Past Due	Past Due	More	Loans/Leases	Total

Commercial and Industrial	$353,437,063	$300,224	$203,722	$—	$11,684,262	$365,625,271
Commercial Real Estate
Owner-Occupied Commercial Real Estate	139,880,634	236,910	—	103,015	1,190,468	141,411,027
Commercial Construction, Land Development, and Other Land	55,552,352	746,545	—	—	9,230,161	65,529,058
Other Non Owner-Occupied Commercial Real Estate	335,171,858	275,000	546,019	70,125	10,714,177	346,777,179
Direct Financing Leases	79,708,979	1,605,836	92,244	—	1,602,588	83,009,647
Residential Real Estate	79,910,279	876,509	—	123,557	1,286,277	82,196,622
Installment and Other Consumer	84,214,010	101,770	182,349	23,139	1,718,676	86,239,944

	$1,127,875,175	$4,142,794	$1,024,334	$319,836	$37,426,609	$1,170,788,748

As a percentage of total loan/lease portfolio	96.33%	0.35%	0.09%	0.03%	3.20%	100.00%
Nonperforming loans/leases by classes of loans/leases as of December 31, 2010 is presented as follows:

					Percentage of
	Accruing Past	Nonaccrual	Troubled Debt	Total	Total
	Due 90 Days or	Loans/Leases	Restructures -	Nonperforming	Nonperforming
Classes of Loans/Leases	More	**	Accruing	Loans/Leases	Loans/Leases

Commercial and Industrial	$—	$11,684,262	$180,228	$11,864,490	28.83%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	103,015	1,190,468	—	1,293,483	3.14%
Commercial Construction, Land Development, and Other Land	—	9,230,161	961,879	10,192,040	24.77%
Other Non Owner-Occupied Commercial Real Estate	70,125	10,714,177	2,100,837	12,885,139	31.31%
Direct Financing Leases	—	1,602,588	162,502	1,765,090	4.29%
Residential Real Estate	123,557	1,286,277	—	1,409,834	3.43%
Installment and Other Consumer	23,139	1,718,676	—	1,741,815	4.23%

	$319,836	$37,426,609	$3,405,446	$41,151,891	100.00%

**	Nonaccrual loans/leases includes $12,631,343 of troubled debt restructures, including $2,200,986 in commercial and industrial loans and $9,407,276 in commercial real estate.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5. Loans/Leases Receivable (Continued)
Changes in the allowance for estimated losses on loans/leases in aggregate for the years ended December 31, 2010, 2009, and 2008 are presented as follows:

	2010	2009	2008

Balance, beginning	$22,504,734	$17,809,170	$11,315,253
Provisions charged to expense	7,463,618	16,975,517	9,221,670
Loans/leases charged off	(10,700,276)	(14,007,019)	(3,684,889)
Recoveries on loans/leases previously charged off	1,096,580	1,727,066	957,136

Balance, ending	$20,364,656	$22,504,734	$17,809,170

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of December 31, 2010 is presented as follows:

	Commercial and	Commercial Real	Direct Financing	Residential Real	Installment and
	Industrial	Estate	Leases	Estate	Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$3,331,437	$3,709,177	$335,000	$27,355	$49,777	$7,452,746
Allowance for loans/leases collectively evaluated for impairment	4,217,485	5,378,138	1,195,572	720,673	1,400,042	12,911,910

	$7,548,922	$9,087,315	$1,530,572	$748,028	$1,449,819	$20,364,656

Loans/leases individually evaluated for impairment	$8,824,670	$24,770,032	$1,765,090	$1,286,277	$1,611,098	$38,257,167
Loans/leases collectively evaluated for impairment	356,800,601	528,947,232	81,244,557	80,910,345	84,628,846	1,132,531,581

	$365,625,271	$553,717,264	$83,009,647	$82,196,622	$86,239,944	$1,170,788,748

Allowance as a percentage of loans/leases individually evaluated for impairment	37.75%	14.97%	18.98%	2.13%	3.09%	19.48%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.18%	1.02%	1.47%	0.89%	1.65%	1.14%

	2.06%	1.64%	1.84%	0.91%	1.68%	1.74%

Loans/leases, in aggregate, considered to be impaired as of December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Impaired loans/leases for which an allowance has been provided	$27,361,493	$21,874,214	$15,768,281

Allowance provided for impaired loans/leases, included in the allowance for estimated losses on loans/leases	$7,452,746	$5,549,444	$5,291,743

Impaired loans/leases for which no allowance has been provided	$10,895,674	$4,052,593	$2,517,574

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5. Loans/Leases Receivable (Continued)
The following summarizes additional information regarding impaired loans/leases, in aggregate:

	2010	2009	2008

Average recorded investment in impaired loans/leases for the years ended	$34,844,533	$24,185,391	$9,110,972

Interest income on impaired loans/leases recognized for the years ended	$343,644	$124,499	$11,230

Interest income on impaired loans/leases recognized for cash payments received for the years ended	$343,644	$124,499	$11,230

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5. Loans/Leases Receivable (Continued)
Loans/leases, by classes of financing receivable, considered to be impaired as of December 31, 2010 is presented as follows:

		Unpaid
	Recorded	Principal	Related
Classes of Loans/Leases	Investment	Balance	Allowance

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$1,459,790	$3,350,036	$—
Commercial Real Estate
Owner-Occupied Commercial Real Estate	681,727	681,727	—
Commercial Construction, Land Development, and Other Land	2,538,621	2,872,083	—
Other Non Owner-Occupied Commercial Real Estate	2,942,189	3,792,226	—
Direct Financing Leases	953,994	953,994	—
Residential Real Estate	758,031	758,031	—
Installment and Other Consumer	1,561,322	1,561,322	—

	$10,895,674	$13,969,419	$—

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$7,364,880	$7,866,634	$3,331,436
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,074,210	1,074,210	232,194
Commercial Construction, Land Development, and Other Land	7,660,458	7,660,458	1,818,193
Other Non Owner-Occupied Commercial Real Estate	9,872,826	10,091,777	1,658,791
Direct Financing Leases	811,096	811,096	335,000
Residential Real Estate	528,246	528,246	27,355
Installment and Other Consumer	49,777	49,777	49,777

	$27,361,493	$28,082,198	$7,452,746

Total Impaired Loans/Leases:
Commercial and Industrial	$8,824,670	$11,216,670	$3,331,436
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,755,937	1,755,937	232,194
Commercial Construction, Land Development, and Other Land	10,199,079	10,532,541	1,818,193
Other Non Owner-Occupied Commercial Real Estate	12,815,015	13,884,003	1,658,791
Direct Financing Leases	1,765,090	1,765,090	335,000
Residential Real Estate	1,286,277	1,286,277	27,355
Installment and Other Consumer	1,611,099	1,611,099	49,777

	$38,257,167	$42,051,617	$7,452,746

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5. Loans/Leases Receivable (Continued)
For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of December 31, 2010:

		Commercial Real Estate
			Non Owner-Occupied
			Commercial
		Owner-	Construction,
		Occupied	Land
	Commercial and	Commercial	Development,	Other Commercial
Internally Assigned Risk Rating	Industrial	Real Estate	and Other Land	Real Estate	Total

Pass (Ratings 1 through 4)	$260,934,236	$94,113,633	$30,403,459	$213,272,978	$598,724,306
Early Warning (Rating 5)	66,941,650	26,157,874	13,478,102	95,358,510	201,936,136
Special Mention (Rating 6)	10,457,805	7,510,519	10,338,187	15,244,142	43,550,653
Substandard (Rating 7)	27,270,474	13,629,001	11,309,310	22,901,549	75,110,334
Doubtful (Rating 8)	21,106	—	—	—	21,106

	$365,625,271	$141,411,027	$65,529,058	$346,777,179	$919,342,535

	As of December 31, 2010
	Direct		Installment and
	Financing	Residential	Other
Delinquency Status*	Leases	Real Estate	Consumer	Total

Performing	$81,244,557	$80,786,788	$84,498,129	$246,529,474
Nonperforming	1,765,090	1,409,834	1,741,815	4,916,739

	$83,009,647	$82,196,622	$86,239,944	$251,446,213

*	Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual or accruing loans/leases that are greater than or equal to 90 days past due.
For commercial and industrial and commercial real estate loans, the Company’s credit quality indicator is internally assigned risk ratings. Each commercial loan is assigned a risk rating upon origination. The risk rating is reviewed every 15 months, at a minimum, and on as needed basis depending on the specific circumstances of the loan. See Note 1 for further discussion on the Company’s risk ratings.
For direct financing leases, residential real estate loans, and installment and other consumer loans, the Company’s credit quality indicator is performance determined by delinquency status. Delinquency status is updated daily by the Company’s loan system.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 5. Loans/Leases Receivable (Continued)
Loans are made in the normal course of business to directors, executive officers, and their related interests. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons. An analysis of the changes in the aggregate committed amount of loans greater than or equal to $60,000 during the years ended December 31, 2010, 2009, and 2008, was as follows:

	2010	2009	2008

Balance, beginning	$25,532,422	$26,400,842	$21,327,609
Net (decrease) increase due to change in related parties	(9,306,435)	(47,727)	(3,798,611)
Advances	13,576,200	5,451,123	20,948,422
Repayments	(9,005,760)	(6,271,816)	(12,076,578)

Balance, ending	$20,796,427	$25,532,422	$26,400,842

The Company’s loan portfolio includes a geographic concentration in the Midwest. Additionally, the loan portfolio includes a concentration of loans in certain industries as of December 31, 2010 as follows:

Industry Name	Balance

Lessors of Non-Residential Buildings	$154,426,911
Lessors of Residential Buildings	52,582,470
Bank Holding Companies	42,148,505

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 6. Premises and Equipment
The following summarizes the components of premises and equipment as of December 31, 2010 and 2009:

	2010	2009

Land	$5,525,022	$5,525,022
Buildings (useful lives 15 to 50 years)	27,292,176	26,384,243
Furniture and equipment (useful lives 3 to 10 years)	19,197,666	17,959,643

	52,014,864	49,868,908
Less accumulated depreciation	20,896,120	18,414,015

	$31,118,744	$31,454,893

Certain facilities are leased under operating leases. Rental expense was $464,447, $458,778, and $510,308, for the years ended December 31, 2010, 2009, and 2008, respectively.
Future minimum rental commitments under noncancelable leases are as follows as of December 31, 2010:

Year ending December 31:
2011	$326,966
2012	327,811
2013	328,672
2014	278,181
2015	124,929
Thereafter	548,862

$1,935,421

Note 7. Deposits
The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000, was $270,663,795 and $327,780,800 as of December 31, 2010 and 2009, respectively.
As of December 31, 2010, the scheduled maturities of certificates of deposit were as follows:

Year ending December 31:
2011	$281,999,885
2012	48,105,726
2013	15,047,800
2014	13,037,130
2015	19,174,568

$377,365,109

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 8. Short-Term Borrowings
Short-term borrowings as of December 31, 2010 and 2009 are summarized as follows:

	2010	2009

Overnight repurchase agreements with customers	$118,904,499	$94,089,571
Federal funds purchased	22,250,000	56,810,000

	$141,154,499	$150,899,571

Information concerning overnight repurchase agreements with customers is summarized as follows as of December 31, 2010 and 2009:

	2010	2009

Average daily balance during the period	$108,232,012	$95,831,160
Average daily interest rate during the period	0.41%	0.62%
Maximum month-end balance during the period	$135,143,147	$128,943,849
Weighted average rate as of end of period	0.50%	0.67%

Securities underlying the agreements as of end of period:
Carrying value	$157,042,240	$158,514,084
Fair value	157,042,240	158,514,084
The securities underlying the agreements as of December 31, 2010 and 2009 were under the Company’s control in safekeeping at third-party financial institutions.
Information concerning federal funds purchased is summarized as follows as of December 31, 2010 and 2009:

	2010	2009

Average daily balance during the period	$33,896,522	$17,754,319
Average daily interest rate during the period	0.31%	0.41%
Maximum month-end balance during the period	$46,990,000	$57,150,000
Weighted average rate as of end of period	0.27%	0.35%

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 9. Federal Home Loan Bank Advances
The subsidiary banks are members of the Federal Home Loan Bank (“FHLB”) of Des Moines or Chicago. As of December 31, 2010 and 2009, the subsidiary banks held $12,980,200 and $11,813,100, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheet. Maturity and interest rate information on advances from FHLB as of December 31, 2010 and 2009 is as follows:

	December 31, 2010
		Weighted		Weighted
		Average	Amount Due	Average
		Interest Rate	with	Interest Rate
	Amount Due	at Year-End	Putable Option *	at Year-End
Maturity:
Year ending December 31:
2011	$19,000,000	2.99%	$7,500,000	5.12%
2012	49,750,000	4.43	35,000,000	4.77
2013	24,000,000	2.64	2,000,000	3.48
2014	3,500,000	2.19	—	—
2015	14,000,000	1.68	—	—
Thereafter	128,500,000	4.11	118,500,000	4.13

Total FHLB advances	$238,750,000	3.84	$163,000,000	4.30

	December 31, 2009
		Weighted		Weighted
		Average	Amount Due	Average
		Interest Rate	with	Interest Rate
	Amount Due	at Year-End	Putable Option *	at Year-End
Maturity:
Year ending December 31:
2010	$8,100,000	5.16%	$3,500,000	6.17%
2011	14,000,000	3.85	7,500,000	5.12
2012	49,750,000	4.43	35,000,000	4.77
2013	14,000,000	3.22	9,000,000	3.12
2014	1,500,000	2.83	—	—
Thereafter	128,500,000	4.11	128,500,000	4.11

Total FHLB advances	$215,850,000	4.14	$183,500,000	4.27

*
Of the advances outstanding, a large portion have putable options which allow the FHLB, at its discretion, to terminate the advances and require the subsidiary banks to repay at predetermined dates prior to the stated maturity date of the advances.

Advances are collateralized by securities with a carrying value of $65,376,627 and $41,955,829 as of December 31, 2010 and 2009, respectively, and by loans pledged of $386,087,610 and $399,879,863, respectively, in aggregate. On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10. Other Borrowings and Unused Lines of Credit
Other borrowings as of December 31, 2010 and 2009 are summarized as follows:

	2010	2009

Wholesale repurchase agreements	$135,000,000	$135,000,000
364-day revolving note	2,500,000	5,000,000
Series A subordinated notes	2,624,033	—
Secured borrowings — loan participations sold	9,936,379	—
Other	10,373	59,841

	$150,070,785	$140,059,841

Maturity and interest rate information concerning wholesale repurchase agreements is summarized as follows:

	December 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Year-End	Amount Due	at Year-End
Maturity:
Year ending December 31:
2011	$5,000,000	3.35%	$5,000,000	3.35%
2012	—	—	40,000,000	4.47
2015	45,000,000	3.11	—	—
Thereafter	85,000,000	3.76	90,000,000	3.76

Total Wholesale Repurchase Agreements	$135,000,000	3.53	$135,000,000	3.96

Each wholesale repurchase agreement has a one-time put option, at the discretion of the counterparty, to terminate the agreement and require the subsidiary bank to repay at predetermined dates prior to the stated maturity date of the agreement.
As of December 31, 2010 and 2009, embedded within $65,000,000 of the wholesale repurchase agreements are interest rate cap options with varying terms. Of this $65,000,000, $35,000,000 matures in 2016 with the caps expiring in 2013 in conjunction with the one-time put option, and $30,000,000 matures in 2019 with the caps expiring in 2014 in conjunction with the one-time put option. The interest rate cap options are effected when the 3-month LIBOR rate increases to certain levels. If that situation occurs, the rate paid will be decreased by the difference between the 3-month LIBOR rate and the particular cap level. In no case will the rate paid fall below 0.00%.
At December 31, 2009, the Company had a single $20,000,000 secured revolving credit note which matures every 364 days. At December 31, 2009, the note carried a balance outstanding of $5,000,000. Interest was payable monthly at the effective LIBOR rate plus 2.50% per annum, as defined by the credit agreement. As of December 31, 2009, the interest rate on the note was 2.74%. The note renewed on April 2, 2010. At December 31, 2010, the note carried a balance outstanding of $2,500,000. Interest is payable monthly at the effective LIBOR rate plus 3.00% per annum, as defined in the credit agreement. As of December 31, 2010, the interest rate on the note was 3.30%.
The current revolving note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various operating ratios.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 10. Other Borrowings and Unused Lines of Credit (Continued)
On March 19, 2010, the Company closed a private placement offering resulting in the issuance of 2,700 units (each, a “Unit”) to accredited investors for an aggregate purchase price of $2,700,000, or $1,000 per Unit. Each Unit consists of a 6.00% Series A Subordinated Note, due September 1, 2018 (collectively, the “Subordinated Notes”), $1,000 principal amount, and a detachable warrant (collectively, the “Warrants”) to acquire 20 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), at a per share exercise price equal to $10.00 per share, subject to normal adjustments, as set forth in the Warrants.
The Subordinated Notes have a maturity date of September 1, 2018. The Subordinated Notes bear interest payable semi-annually, in arrears, on June 30 and December 30 of each year, at a fixed interest rate of 6.00% per year. Beginning on March 19, 2011, or any earlier date if the Subordinated Notes cease to be deemed to be Tier 2 capital, the Company may, at its option, subject to regulatory approvals, redeem some or all of the Subordinated Notes at a redemption price equal to 100% of the principal amount of the redeemed notes, plus any accrued but unpaid interest.
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
As a result of the new accounting pronouncement related to transfers of financial assets, effective January 1, 2010, the Company recorded $9,936,379 of secured borrowings and $561,053 of deferred gains (recorded in other liabilities on the consolidated balance sheet) related to sales of the government guaranteed portion of certain loans as of December 31, 2010. These secured borrowings do not bear interest and will mature within 90 days of the sales in conjunction with the expiration of the recourse period. At that time, the transfers are accounted for as sales and the gains recognized.
Unused lines of credit of the subsidiary banks as of December 31, 2010 and 2009 are summarized as follows:

	2010	2009

Secured	$55,035,769	$26,640,499
Unsecured	98,500,000	108,500,000

	$153,535,769	$135,140,499

The Company pledges the eligible portion of its municipal securities portfolio and select commercial and industrial and commercial real estate loans to the Federal Reserve Bank of Chicago for borrowing at the Discount Window.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 11. Junior Subordinated Debentures
Junior subordinated debentures are summarized as of December 31, 2010 and 2009 as follows:

	2010	2009

Note Payable to Trust II	$12,372,000	$12,372,000
Note Payable to Trust III	8,248,000	8,248,000
Note Payable to Trust IV	5,155,000	5,155,000
Note Payable to Trust V	10,310,000	10,310,000

	$36,085,000	$36,085,000

A schedule of the Company’s trust preferred offerings outstanding as of December 31, 2010 and 2009, is as follows:

				Interest	Interest
				Rate as	Rate as
				of	of
Name	Date Issued	Amount Issued	Interest Rate	12/31/10	12/31/09

QCR Holdings Statutory Trust II	February 2004	$12,372,000	6.93%*	6.93%	6.93%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.15%	3.10%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.09%	2.08%
QCR Holdings Statutory Trust V	February 2006	10,310,000	6.62%**	6.62%	6.62%

*	Rate is fixed until March 31, 2011, then becomes variable based on 3-month LIBOR plus 2.85%, reset quarterly.

**	Rate is fixed until April 7, 2011, then becomes variable based on 3-month LIBOR plus 1.55%, reset quarterly.
Securities issued by Trust II mature in thirty years, but are callable at par anytime after seven years from issuance. Securities issued by Trust III, Trust IV, and Trust V mature in thirty years, but are callable at par anytime after five years from issuance.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12. Preferred Stock
Preferred stock is summarized as of December 31, 2010 and 2009 as follows:

	2010	2009

Series B Non-Cumulative Perpetual Preferred Stock	$—	$268
Series C Non-Cumulative Perpetual Preferred Stock	—	300
Series D Cumulative Perpetual Preferred Stock	38,237	38,237
Series E Non-Cumulative Convertible Perpetual Preferred Stock	25,000	—

	$63,237	$38,805

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
On June 30, 2010, the 268 shares of Series B Preferred Stock were exchanged in the issuance of Series E Non-Cumulative Convertible Perpetual Preferred Stock (“Series E Preferred Stock”). See below for detailed discussion of the issuance of Series E Preferred Stock.
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
On June 30, 2010, the 300 shares of Series C Preferred Stock were exchanged in the issuance of Series E Preferred Stock. See below for detailed discussion of the issuance of Series E Preferred Stock.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 12. Preferred Stock (Continued)
Series D Cumulative Perpetual Preferred Stock and Common Stock Warrant: On February 13, 2009, the Company issued 38,237 shares of Series D Preferred Stock to the U.S. Department of the Treasury (“Treasury”) for an aggregate purchase price of $38,237,000. The sale of Series D Preferred Stock is a result of the Company’s participation in Treasury’s voluntary Capital Purchase Program (“CPP”). This sale also includes the issuance of a warrant (“Warrant”) that allows Treasury to purchase up to 521,888 shares of the Company’s common stock at an exercise price of $10.99.
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
Prior to the third anniversary of Treasury’s purchase of the Series D Preferred Stock, unless the Series D Preferred Stock has been redeemed or Treasury has transferred all of the Series D Preferred Stock to one or more third parties, the consent of Treasury will be required for the Company to: (i) increase the dividend paid on its common Stock; or (ii) repurchase its common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice. The Series D Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series D Preferred Stock.
The Warrant has a ten-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.99 per share of the Company’s common Stock.
The Series D Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the request of Treasury at any time, the Company has agreed to promptly enter into a deposit arrangement pursuant to which the Series D Preferred Stock may be deposited and depositary shares representing fractional shares of Series D Preferred Stock, may be issued. The Company has agreed to register the Warrant and the shares of its common stock underlying the Warrant. Additionally, the Company has also agreed to register the shares of Series D Preferred Stock upon the written request of Treasury.
Treasury has the ability to unilaterally amend the CPP documents at any time to comply with changes in the law, and as a result, the terms of the CPP could change.
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law, which contains provisions that significantly impact CPP recipients both retroactively and prospectively. Restrictions on repayment, including the Tier 1 qualified capital raise requirement, have been removed allowing institutions to repay the CPP funds, in whole or in part, upon consultation and approval from the Company’s primary federal banking regulator. If the Treasury is repaid, it will liquidate the warrant it holds at the fair market value. ARRA has also imposed more strict compensation limitations and expands the number of executives covered based upon the amount of CPP funds received. These provisions apply to CPP recipients for all periods the CPP capital is outstanding.
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
Series E Non-Cumulative Convertible Perpetual Preferred Stock: On June 30, 2010, the Company closed a private placement offering resulting in the issuance of 25,000 shares of Series E Preferred Stock for an aggregate purchase price of $25,000,000, or $1,000 per share (the liquidation amount). The private placement was fully subscribed and involved the exchange of $20.9 million (gross amount before related issuance costs) of the Company’s previously outstanding Series B and Series C Preferred Stock and $4.1 million (gross amount before related issuance costs) of new capital from cash investors.
The Series E Preferred Stock carries a stated dividend rate of 7.00% and is convertible by the holder into shares of common stock at a per share conversion price of $12.15, subject to anti-dilution adjustments upon the occurrence of certain events. In addition, the Company can exercise a conversion option on or after the third anniversary of the issue date, at the same $12.15 conversion price, subject to certain requirements regarding the Company’s common stock price. The Series E Preferred Stock was not registered under the Securities Act of 1933 (the “Act”) and was issued pursuant to an exemption from registration under Regulation D of the rules promulgated under the Act.
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
Notes to Consolidated Financial Statements
Note 13. Federal and State Income Taxes
Federal and state income tax expense from continuing operations was comprised of the following components for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Current	$1,193,245	$(2,511,516)	$3,552,436
Deferred	1,256,004	2,758,856	(1,816,719)

	$2,449,249	$247,340	$1,735,717

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
	2010		2009		2008
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Computed “expected” tax expense	$3,239,941	35.0%	$803,660	35.0%	$2,449,573	35.0%
Effect of graduated tax rates interest	(92,570)	(1.0)	(22,962)	(1.0)	(69,988)	(1.0)
Tax exempt income, net	(556,682)	(6.0)	(589,224)	(25.7)	(583,414)	(8.4)
Bank-owned life insurance	(451,457)	(4.9)	(421,618)	(18.4)	(344,724)	(4.9)
State income taxes, net of federal benefit, current year	330,917	3.6	229,531	10.0	315,475	4.5
Change in unrecognized tax benefits	71,671	0.8	290,454	12.7	144,293	2.1
Noncontrolling interests	(75,156)	(0.8)	(94,154)	(4.1)	(98,068)	(1.4)
Other	(17,415)	(0.2)	51,653	2.3	(77,430)	(1.1)

	$2,449,249	26.5%	$247,340	10.8%	$1,735,717	24.8%

Changes in the unrecognized tax benefits included in liabilities are as follows for the years ended December 31, 2010 and 2009:

	2010	2009

Balance, beginning	$1,220,481	$1,053,951
Impact of tax positions taken during current year	228,650	403,550
Gross decrease related to tax positions of prior years	(298,470)	(9,700)
Gross increase related to tax positions of prior years	37,982	75,272
Reduction as a result of a lapse of the applicable statute of limitations	(154,618)	(302,592)

Balance, ending	$1,034,025	$1,220,481

Included in the unrecognized tax benefits liability at December 31, 2010 are potential benefits of approximately $789,000 that, if recognized, would affect the effective tax rate.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 13. Federal and State Income Taxes (Continued)
The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return. At December 31, 2010 and 2009, accrued interest on uncertain tax positions was approximately $265,700 and $217,100, respectively. Estimated interest related to the underpayment of income taxes is classified as a component of “income taxes” in the statements of operations and totaled $48,600 and ($10,000) for the twelve months ended December 31, 2010 and 2009, respectively.
The Company’s federal income tax returns are open and subject to examination from the 2007 tax return year and forward. Various state franchise and income tax returns are generally open from the 2006 and later tax return years based on individual state statute of limitations.
The net deferred tax assets included with other assets on the consolidated balance sheets consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Alternative minimum tax credits	$1,325,806	$1,325,806
Compensation	4,388,156	3,782,961
Loan/lease losses	6,505,382	7,646,951
Deferred loan origination fees, net	230,788	142,043
Other	214,181	225,099

	12,664,313	13,122,860

Deferred tax liabilities:
Net unrealized gains on securities available for sale	430,786	82,410
Premises and equipment	885,228	1,108,361
Equipment financing leases	10,365,302	9,348,965
Investment accretion	43,516	42,939
Other	248,330	244,654

	11,973,162	10,827,329

Net deferred tax asset	$691,151	$2,295,531

The change in deferred income taxes was reflected in the consolidated financial statements as follows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Provision for income taxes	$1,256,004	$2,758,856	$(1,816,719)
Statement of stockholders’ equity-accumulated other comprehensive income, unrealized gains (losses) on securities available for sale, net	348,376	(1,742,457)	84,221

	$1,604,380	$1,016,399	$(1,732,498)

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 14. Employee Benefit Plans
The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions. All employees are eligible to participate in the plan. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee’s compensation. Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation. Company contributions for the years ended December 31, 2010, 2009, and 2008 were as follows:

	2010	2009	2008

Matching contribution	$875,138	$856,781	$881,218
Discretionary contribution	99,400	22,212	77,000

	$974,538	$878,993	$958,218

The Company has entered into nonqualified supplemental executive retirement plans (“SERPs”) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified plans. During the years ended December 31, 2010, 2009, and 2008, the Company expensed $157,261, $340,608, and $874,240, respectively, related to these plans. As of December 31, 2010 and 2009, the liability related to the SERPs was $2,556,955 and $2,516,694, respectively. Payments in the amount of $117,000 were made in both 2010 and 2009.
The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution varies by officer and is a maximum of between $10,000 and $20,000 annually. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate subject to a minimum of 6% and a maximum of 12% with such limits differing by officer. The Company has also entered into deferred compensation agreements with certain management officers. Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums. The Company’s matching contribution differs by officer and is a maximum between 4% and 10% of officer’s compensation. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate plus one percentage point, and has a minimum of 4% and shall not exceed 8%. Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments. As of December 31, 2010 and 2009, the liability related to the agreements totals $3,469,525 and $2,734,989, respectively.
Changes in the deferred compensation agreements included in liabilities are as follows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Balance, beginning	$2,734,989	$2,931,741	$2,088,665
Company expense	369,950	474,431	496,043
Employee deferrals	371,374	355,887	350,746
Cash payments made	(6,788)	(1,027,070)	(3,713)

Balance, ending	$3,469,525	$2,734,989	$2,931,741

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 15. Stock-Based Compensation
Stock-based compensation expense was reflected in the consolidated financial statements as follows for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008

Stock option and incentive plans	$475,835	$562,063	$426,765
Stock purchase plan	57,436	47,650	48,355
Stock appreciation rights	(45,159)	(96,750)	(176,199)

	$488,112	$512,963	$298,921

Stock option and incentive plans:
The Company’s Board of Directors and its stockholders adopted in June 1993 the QCR Holdings, Inc. Stock Option Plan (“Stock Option Plan”). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of incentive stock options or nonqualified stock options granted under the Stock Option Plan. All of the options have been granted under this plan, and on June 30, 2003, the plan expired. The Company’s Board of Directors adopted in November 1996 the QCR Holdings, Inc. 1997 Stock Incentive Plan (“1997 Stock Incentive Plan”). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 1997 Stock Incentive Plan. As of December 31, 2006, there were no remaining options available for grant under this plan. The Company’s Board of Directors adopted in January 2004, and the stockholders approved in May 2004, the QCR Holdings, Inc. 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”). Up to 225,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 2004 Stock Incentive Plan. As of December 31, 2009, there were no remaining options available for grant under this plan. The Company’s Board of Directors adopted in January 2008, and the stockholders approved in May 2008, the QCR Holdings, Inc. 2008 Equity Incentive Plan (“2008 Equity Incentive Plan”). Up to 250,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 2008 Equity Incentive Plan. As of December 31, 2010, there are 25,330 remaining options available for grant under this plan. The Company’s Board of Directors adopted in February 2010, and the stockholders approved in May 2010, the QCR Holdings, Inc. 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”). Up to 350,000 shares of common stock may be issued to empoloyees and directors of the Company and its subsidiaries pursuant to the exercise of the nonqualified stock options and restricted stock granted under the 2010 Equity Incentive Plan. As of December 31, 2010, there are 350,000 remaining options available for grant under this plan. The Stock Option Plan, the 1997 Stock Incentive Plan, the 2004 Stock Incentive Plan, the 2008 Equity Incentive Plan, and the 2010 Equity Incentive Plan (collectively, “the stock option plans”) are administered by the Compensation Committee appointed by the Board of Directors (the “Committee”).
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
A summary of the stock option plans as of December 31, 2010, 2009, and 2008 and changes during the years then ended is presented below:

	December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning	474,416	$14.44	408,465	$15.38	332,077	$15.25
Granted	67,760	9.00	75,740	9.21	100,245	15.59
Exercised	(5,754)	10.24	—	—	(7,305)	14.93
Forfeited	(25,810)	9.68	(9,789)	13.24	(16,552)	15.38

Outstanding, ending	510,612	14.04	474,416	14.44	408,465	15.38

Exercisable, ending	321,336		285,293		212,463

Weighted average fair value per option of options granted during the period	$2.89		$2.71		$5.05

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 15. Stock-Based Compensation (Continued)
A further summary of options outstanding as of December 31, 2010 is presented below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$6.90	12,840	0.50	$6.90	12,840	$6.90
$7.00 to $7.13	29,150	0.26	7.01	29,150	7.01
$7.45 to $8.93	11,750	7.21	8.25	3,750	7.80
$9.00 to $11.64	150,902	7.74	9.27	35,106	9.71
$13.25 to $16.85	158,665	6.69	15.94	99,869	15.96
$17.00 to $18.60	50,420	4.74	18.06	46,831	18.06
$18.67 to $20.90	67,885	4.16	19.48	64,790	19.50
$21.00 to $22.00	29,000	4.16	21.28	29,000	21.28

	510,612			321,336

Stock purchase plan:
The Company’s Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of January 1, 2010, there were 77,115 shares of common stock available for issuance under the Purchase Plan. For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered. The purchase price is the lesser of 90% of the fair market value at the date of the grant or the investment date. The investment date, as established by the Board of Directors of the Company, is the date common stock is purchased after the end of each calendar quarter during an offering period. The maximum dollar amount any one participant can elect to contribute in an offering period is $7,500. Additionally, the maximum percentage that any one participant can elect to contribute is 8% of his or her compensation for the years ended December 31, 2010 and 2009. During the year ended December 31, 2010, 31,718 shares were granted and 28,907 purchased. Shares granted during the year ended December 31, 2010 had a weighted average fair value of $1.81 per share.
Stock appreciation rights:
The 1997 Stock Incentive Plan and 2004 Stock Incentive Plan allow the granting of stock appreciation rights (“SARs”). SARs are rights entitling the grantee to receive cash equal to the fair market value of the appreciation in the market value of a stated number of shares from the date of grant. Like options, the number and exercise price of SARs granted is determined by the Committee. The SARs vest 20% per year, and the term of the SARs may not exceed 10 years from the date of the grant. As of December 31, 2010, 2009, and 2008, there were 36,350, 52,800, and 57,600 SARs, respectively, outstanding and exercisable. As of December 31, 2010 and 2009, the liability related to the SARs totals $17,339 and $97,538, respectively. Payments made on SARs were $35,040, $0, and $58,500 during the years ended December 31, 2010, 2009 and 2008, respectively.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 15. Stock-Based Compensation (Continued)
A further summary of SARs is presented below:

		December 31, 2010		Liability Recorded for SARs
Grant	Expiration	SARs	SARs	December 31,
Date Price	Date	Outstanding	Exercisable	2010	2009

$6.90	6/29/11	28,350	28,350	$14,459	$72,860
$7.00	4/10/11	8,000	8,000	2,880	20,970
$10.75	6/30/10	—	—	—	3,708

		36,350	36,350	$17,339	$97,538

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 16. Regulatory Capital Requirements and Restrictions on Dividends (Continued)
As of December 31, 2010, the most recent notification from the FDIC categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the subsidiary banks’ categories. The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2010 and 2009 are also presented in the table (dollars in thousands).

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2010:
Company:
Total risk-based capital	$183,030	13.70%	$106,870	>	8.0%	N/A		N/A
Tier 1 risk-based capital	161,939	12.12%	53,435	>	4.0%	N/A		N/A
Tier 1 leverage	161,939	8.71%	74,342	>	4.0%	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$95,875	13.12%	$58,455	>	8.0%	$73,069	>	10.00%
Tier 1 risk-based capital	86,821	11.88%	29,228	>	4.0%	43,841	>	6.00%
Tier 1 leverage	86,821	8.48%	40,965	>	4.0%	51,206	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$55,401	14.14%	$31,335	>	8.0%	$39,169	>	10.00%
Tier 1 risk-based capital	50,465	12.88%	15,667	>	4.0%	23,501	>	6.00%
Tier 1 leverage	50,465	9.03%	22,354	>	4.0%	27,942	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$33,852	15.82%	$17,119	>	8.0%	$21,399	>	10.00%
Tier 1 risk-based capital	31,171	14.57%	8,560	>	4.0%	12,839	>	6.00%
Tier 1 leverage	31,171	11.31%	11,027	>	4.0%	13,784	>	5.00%

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 16. Regulatory Capital Requirements and Restrictions on Dividends (Continued)

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2009:
Company:
Total risk-based capital	$174,696	12.52%	$111,668	>	8.0%	N/A		N/A
Tier 1 risk-based capital	155,464	11.14%	55,834	>	4.0	N/A		N/A
Tier 1 leverage	155,464	8.73%	71,212	>	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$94,957	12.26%	$61,973	>	8.0%	$77,466	>	10.00%
Tier 1 risk-based capital	85,250	11.00%	30,987	>	4.0	46,480	>	6.00%
Tier 1 leverage	85,250	8.55%	39,891	>	4.0	49,864	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$53,179	13.14%	$32,386	>	8.0%	$40,483	>	10.00%
Tier 1 risk-based capital	48,092	11.88%	16,193	>	4.0	24,290	>	6.00%
Tier 1 leverage	48,092	8.93%	21,552	>	4.0	26,940	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$30,402	13.92%	$17,470	>	8.0%	$21,838	>	10.00%
Tier 1 risk-based capital	27,660	12.67%	8,735	>	4.0	13,103	>	6.00%
Tier 1 leverage	27,660	10.56%	10,475	>	4.0	13,094	>	5.00%
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
Notes to Consolidated Financial Statements
Note 17. Earnings Per Common Share
The following information was used in the computation of basic and diluted earnings per common share for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Amounts attributable to QCR Holdings, Inc.:
Income from continuing operations	6,586,679	1,771,908	4,974,627
Income from discontinued operations	—	—	1,734,231

Net income	6,586,679	1,771,908	6,708,858

Less: preferred stock dividends and discount accretion	4,128,104	3,843,924	1,784,500

Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$2,458,575	$(2,072,016)	$4,924,358

Basic earnings (loss) per common share:
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	0.54	(0.46)	0.69
Income from discontinued operations attributable to QCR Holdings, Inc.	—	—	0.38

Net income (loss) attributable to QCR Holdings, Inc.	$0.54	$(0.46)	$1.07

Diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to QCR Holdings, Inc.	0.53	(0.46)	0.69
Income from discontinued operations attributable to QCR Holdings, Inc.	—	—	0.37

Net income (loss) attributable to QCR Holdings, Inc.	$0.53	$(0.46)	$1.06

Weighted average common shares outstanding	4,593,096	4,540,792	4,617,057
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan*	25,146	— **	17,480

Weighted average common and common equivalent shares outstanding	4,618,242	4,540,792 **	4,634,537

*	Excludes anti-dilutive shares of 1,013,929 and 391,843 at December 31, 2010 and 2008, respectively.

**	In accordance with U.S. GAAP, the common equivalent shares are not considered in the calculation of diluted earnings per share as the numerator is a net loss.
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
Notes to Consolidated Financial Statements
Note 18. Commitments and Contingencies (Continued)
Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments. The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount. If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer. At December 31, 2010 and 2009 no amounts have been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.
As of December 31, 2010 and 2009, commitments to extend credit aggregated $474,833,000 and $476,519,000, respectively. As of December 31, 2010 and 2009, standby letters of credit aggregated $11,454,000 and $17,836,000, respectively. Management does not expect that all of these commitments will be funded.
The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $14,084,859 and $6,135,130 as of December 31, 2010 and 2009, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.
Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions. Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as, breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc. Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency. Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $68,875,211 and $71,379,478 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2010 and 2009, respectively. The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2010, and 2009. In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.
Aside from cash on-hand and in-vault, the majority of the Company’s cash is maintained at upstream correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $68,275,499 and $11,810,563 as of December 31, 2010 and 2009, respectively. In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks. In addition, some of the Company’s cash maintained at upstream correspondent banks is in non-interest bearing deposit accounts. In accordance with the FDIC’s Transaction Account Guarantee (“TAG”) Program, cash maintained in non-interest bearing deposit accounts is fully insured at those institutions that did not opt out of participation in the TAG Program. For those institutions that did not opt out, the TAG Program was effective through December 31, 2010. Effective January 1, 2011 through December 31, 2012, the FDIC has carried forward similar unlimited insurance coverage for non-interest bearing deposits.
In an arrangement with Goldman Sachs and Company (“Goldman Sachs”), certain subsidiary banks offer a cash management program for select customers. Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund distributed by Goldman Sachs. At December 31, 2010 and 2009, the Company had $59,978,364 and $127,969,621, respectively of customer funds invested in this cash management program.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 18. Commitments and Contingencies (Continued)
During 2009, the Company resolved contingencies relating to a commercial lending relationship totaling $2,492,731. The contingencies related to a lawsuit involving the Company and its priority on cash interest payments received and other collateral securing the loans. With the court ruling in favor of the Company and the subsequent expiration of the appeal period, the contingencies were reversed. As a result, the Company recognized interest income of $1,272,966 for cash interest payments previously received and reserved. Additionally, the Company reduced its allowance for estimated losses on loans/leases by $1,000,000. Lastly, the Company recognized non-interest income of $219,765 for reimbursement of various loan-related costs that were reserved.
Note 19. Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2010
	March	June	September	December
	2010	2010	2010	2010

Total interest income	$20,476,577	$20,359,099	$19,740,256	$19,521,434
Total interest expense	7,656,009	7,828,007	7,576,681	7,172,901

Net interest income	12,820,568	12,531,092	12,163,575	12,348,533
Provision for loan/lease losses	1,603,229	1,376,189	1,434,232	3,049,968
Noninterest income	2,831,637	3,538,070	4,358,286	4,677,895
Noninterest expense	12,441,922	12,214,586	12,133,765	11,758,790

Income before taxes	1,607,054	2,478,387	2,953,864	2,217,670
Federal and state income tax expense	392,121	678,550	829,992	548,586

Net income	$1,214,933	$1,799,837	$2,123,872	$1,669,084
Less net income (loss) attributable to noncontrolling interests	(77,076)	62,336	109,786	126,001

Net income attributable to QCR Holdings, Inc.	$1,292,009	$1,737,501	$2,014,086	$1,543,083

Earnings per common share:
Basic	$0.06	$0.15	$0.21	$0.11
Diluted	$0.06	$0.15	$0.21	$0.11

	Year Ended December 31, 2009
	March	June	September	December
	2009	2009	2009	2009

Total interest income	$20,783,195	$21,104,481	$22,572,962	$21,150,195
Total interest expense	9,026,086	9,016,793	8,701,139	8,205,148

Net interest income	11,757,109	12,087,688	13,871,823	12,945,047
Provision for loan/lease losses	4,358,543	4,875,745	3,526,892	4,214,337
Noninterest income	3,656,041	3,811,962	4,116,708	3,962,336
Noninterest expense	11,112,499	12,614,576	12,273,301	10,936,650

Income (loss) before taxes	(57,892)	(1,590,671)	2,188,338	1,756,396
Federal and state income tax expense (benefit)	(293,682)	(831,159)	563,399	808,782

Net income (loss)	$235,790	$(759,512)	$1,624,939	$947,614
Less net income attributable to noncontrolling interests	151,446	60,932	35,919	28,626

Net income (loss) attributable to QCR Holdings, Inc.	$84,344	$(820,444)	$1,589,020	$918,988

Earnings (loss) per common share:
Basic	$(0.14)	$(0.42)	$0.12	$(0.02)
Diluted	$(0.14)	$(0.42)	$0.12	$(0.02)

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 20. Parent Company Only Financial Statements
The following is condensed financial information of QCR Holdings, Inc. (parent company only):
Condensed Balance Sheets
December 31, 2010 and 2009

	2010	2009

Assets

Cash and due from banks	$28,660	$2,903,876
Interest-bearing deposits at financial institutions	181,949	181,009
Securities available for sale, at fair value	1,343,243	1,197,127
Investment in bank subsidiaries	170,831,946	163,065,573
Investment in nonbank subsidiaries	2,644,333	2,232,130
Other assets	5,120,332	2,499,664

Total assets	$180,150,463	$172,079,379

Liabilities and Stockholders’ Equity
Liabilities:
Other borrowings	$5,124,033	$5,000,000
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	8,018,941	7,099,133

Total liabilities	49,227,974	48,184,133

Stockholders’ Equity:
Preferred stock	63,237	38,805
Common stock	4,732,428	4,674,536
Additional paid-in capital	86,478,269	82,194,330
Retained earnings	40,550,900	38,458,477
Accumulated other comprehensive income	704,165	135,608
Treasury stock	(1,606,510)	(1,606,510)

Total stockholders’ equity	130,922,489	123,895,246

Total liabilities and stockholders’ equity	$180,150,463	$172,079,379

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 20. Parent Company Only Financial Statements (Continued)
Condensed Statements of Operations
Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008

Total interest income	$43,157	$34,285	$151,742
Securities gains, net	—	—	199,500
Equity in net income of bank subsidiaries related to continuing operations	11,223,115	6,921,939	9,323,385
Equity in net income (loss) of nonbank subsidiaries related to continuing operations	199,285	(282,712)	175,972
Equity in net income (loss) of subsidiaries related to discontinued operations	—	—	1,734,231
Other	46,030	254,375	2,038,767

Total income	11,511,587	6,927,887	13,623,597

Interest expense	2,296,446	2,303,020	2,703,617
Salaries and employee benefits related to continuing operations	3,153,062	3,572,419	3,527,004
Salaries and employee benefits related to discontinued operations*	—	—	1,280,449
Professional and data processing fees related to continuing operations	1,192,225	1,098,487	1,113,615
Professional and data processing fees related to discontinued operations	—	—	224,887
Other-than-temporary impairment losses on securities	—	206,369	—
Other	743,859	504,750	505,608

Total expenses	7,385,592	7,685,045	9,355,180

Income (loss) before income tax benefit	4,125,995	(757,158)	4,268,417

Income tax benefit	2,460,684	2,529,066	2,440,441

Net income	$6,586,679	$1,771,908	$6,708,858

*	Consisted entirely of severance payments related to the sale of First Wisconsin Bank & Trust.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 20. Parent Company Only Financial Statements (Continued)
Condensed Statements of Cash Flows
Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$6,586,679	$1,771,908	$6,708,858
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of (less than) earnings of:
Bank subsidiaries	(4,573,115)	1,103,061	1,673,041
Nonbank subsidiaries	(141,234)	558,254	(62,744)
Depreciation	590	724	2,753
Gain on sale of First Wisconsin Bank & Trust	—	—	(494,664)
Securities gains, net	—	—	(199,500)
Other-than-temporary impairment losses on securities	—	206,369	—
Stock-based compensation expense	533,271	609,713	475,120
(Increase) decrease in accrued interest receivable	—	(319,186)	35,787
(Increase) decrease in other assets	(2,935,064)	(318,419)	1,601,300
Increase in other liabilities	926,645	358,824	2,523,615

Net cash provided by operating activities	397,772	3,971,248	12,263,566

Cash Flows from Investing Activities:
Net increase in interest-bearing deposits at financial instituions	(940)	(1,948)	(8,916)
Purchase of securities available for sale	(27,980)	(221,365)	(16,939)
Proceeds from sale of securities	—	—	285,000
Proceeds from sale of First Wisconsin Bank & Trust, net	—	—	13,324,553
Capital infusion, bank subsidiaries	(2,700,000)	(36,935,000)	(20,500,000)
Purchase of premises and equipment	—	—	(971)

Net cash used in investing activities	(2,728,920)	(37,158,313)	(6,917,273)

Cash Flows from Financing Activities:
Net decrease in other borrowings	(2,491,727)	—	(2,000,000)
Tax benefit of nonqualified stock options exercised	—	—	1,611
Proceeds from issuance of Series A Subordinated Notes and detachable warrants to purchase 54,000 shares of common stock	2,700,000	—	—
Payment of cash dividends on common and preferred stock	(4,052,089)	(3,595,221)	(1,974,870)
Proceeds from issuance of Series E Noncumulative Convertible Perpetual Preferred Stock, net	3,187,233	—	—
Proceeds from issuance of Series D Cumulative Perpetual Preferred Stock and common stock warrant, net	—	38,052,823	—
Proceeds from issuance of common stock, net	261,547	226,441	329,302
Purchase of noncontrolling interests	(149,032)	(78,960)	—
Purchase of treasury stock	—	—	(1,606,510)

Net cash (used in) provided by financing activities	(544,068)	34,605,083	(5,250,467)

Net (decrease) increase in cash and due from banks	(2,875,216)	1,418,018	95,826

Cash and due from banks:
Beginning	2,903,876	1,485,858	1,390,032

Ending	$28,660	$2,903,876	$1,485,858

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

•	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement
Assets measured at fair value on a recurring basis comprise the following at December 31, 2010 and 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2010:
Securities available for sale:
U.S. govt. sponsored agency securities	$402,225,356	$—	$402,225,356	$—
Municipal securities	20,603,480	—	20,603,480	—
Residential mortgage-backed securities	70,438	—	70,438	—
Trust preferred securities	78,000	—	78,000	—
Other securities	1,569,493	209,680	1,359,813	—

	$424,546,767	$209,680	$424,337,087	$—

December 31, 2009:
Securities available for sale:
U.S. govt. sponsored agency securities	$345,024,448	$—	$345,024,448	$—
Municipal securities	22,849,792	—	22,849,792	—
Residential mortgage-backed securities	496,307	—	496,307	—
Trust preferred securities	99,200	—	99,200	—
Other securities	1,700,712	169,939	1,530,773	—

	$370,170,459	$169,939	$370,000,520	$—

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy during the year ended December 31, 2010.
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
Assets measured at fair value on a non-recurring basis comprise the following at December 31, 2010 and 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2010:
Impaired loans/leases	$21,501,447	$—	$—	$21,501,447
Other real estate owned	9,217,488	—	—	9,217,488

	$30,718,935	$—	$—	$30,718,935

December 31, 2009:
Impaired loans/leases	$17,630,752	$—	$—	$17,630,752
Other real estate owned	10,029,281	—	—	10,029,281

	$27,660,033	$—	$—	$27,660,033

Impaired loans/leases are evaluated and valued at the time the loan/lease is identified as impaired, at the lower of cost or fair value and are classified as a Level 3 in the fair value hierarchy. Fair value is measured based on the value of the collateral securing these loans/leases. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Other real estate owned in the table above consists of property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the principal amount of loans outstanding, or the estimated fair value of the property, less disposal costs, and is classified as a Level 3 in the fair value hierarchy. The estimated fair value of the property is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the property.
There have been no changes in valuation techniques used for any assets measured at fair value during the year ended December 31, 2010.

QCR Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
Note 21. Fair Value (Continued)
The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and due from banks	$42,030,806	$42,030,806	$35,878,046	$35,878,046
Federal funds sold	61,960,000	61,960,000	6,598,333	6,598,333
Interest-bearing deposits at financial institutions	39,745,611	39,745,611	29,329,413	29,329,413
Investment securities:
Held to maturity	300,000	300,000	350,000	350,000
Available for sale	424,546,767	424,546,767	370,170,459	370,170,459
Loans/leases receivable, net	1,152,173,947	1,169,015,000	1,221,814,832	1,222,885,000
Accrued interest receivable	6,435,989	6,435,989	7,565,513	7,565,513
Deposits	1,114,815,857	1,118,245,000	1,089,322,726	1,094,430,000
Short-term borrowings	141,154,499	141,154,499	150,899,571	150,899,571
Federal Home Loan Bank advances	238,750,000	254,307,000	215,850,000	229,927,000
Other borrowings	150,070,785	161,454,000	140,059,841	145,135,000
Accrued interest payable	2,167,648	2,167,648	2,951,419	2,951,419
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
Other borrowings: The fair value for the wholesale repurchase agreements and fixed rate other borrowings is estimated using rates currently available for debt with similar terms and remaining maturities. The fair value for variable rate other borrowings is equal to its carrying value.
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
The Company’s Wealth Management segment represents trust and asset management and investment management and advisory services offered at the Company’s three subsidiary banks in aggregate. This segment generates income primarily from fees charged based on assets under administration for corporate and personal trusts, custodial services, and investments managed. No assets of the subsidiary banks have been allocated to the Wealth Management segment.
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
Notes to Consolidated Financial Statements
Note 22. Business Segment Information (Continued)
Selected financial information on the Company’s business segments, with all intercompany accounts and transactions eliminated, is presented as follows for the years ended December 31, 2010, 2009, and 2008:

	Commercial Banking
	Quad City	Cedar Rapids	Rockford	Wealth		Intercompany	Consolidated
	Bank & Trust	Bank & Trust	Bank & Trust	Management	All other	Eliminations	Total

Twelve Months Ended December 31, 2010
Total revenue	$47,708,698	$29,221,682	$13,718,493	$5,103,747	$147,577	$(396,943)	$95,503,254
Net interest income	28,664,024	15,568,717	8,041,016	—	(2,409,989)	—	49,863,768
Income from continuing operations attributable to QCR Holdings, Inc.	5,767,982	3,565,637	729,714	1,159,782	(4,581,870)	(54,566)	6,586,679
Total assets	1,025,699,414	546,789,724	271,378,714	—	11,622,441	(18,855,077)	1,836,635,216
Provision for loan/lease losses	2,457,618	4,200,000	806,000	—	—	—	7,463,618
Goodwill	3,222,688	—	—	—	—	—	3,222,688

Twelve Months Ended December 31, 2009
Total revenue	$54,609,088	$28,835,238	$13,458,331	$4,391,039	$249,524	$(385,340)	$101,157,880
Net interest income	31,394,507	15,380,412	6,443,055	—	(2,949,869)	393,562	50,661,667
Income from continuing operations attributable to QCR Holdings, Inc.	5,790,506	2,317,498	(2,245,366)	672,647	(4,633,185)	(130,192)	1,771,908
Total assets	975,774,394	542,739,913	265,791,702	—	11,656,970	(16,316,872)	1,779,646,107
Provision for loan/lease losses	8,238,517	4,750,000	3,987,000	—	—	—	16,975,517
Goodwill	3,222,688	—	—	—	—	—	3,222,688

Twelve Months Ended December 31, 2008
Total revenue	$59,186,036	$27,012,564	$11,649,903	$5,309,048	$2,558,859	$(6,638,335)	$99,078,075
Net interest income	29,938,689	12,854,539	4,967,964	—	(4,370,682)	1,232,558	44,623,068
Income from continuing operations attributable to QCR Holdings, Inc.	7,468,046	3,062,101	(1,655,610)	832,630	(4,255,358)	(477,182)	4,974,627
Total assets	909,522,035	468,306,140	228,014,920	—	9,995,192	(10,209,273)	1,605,629,014
Provision for loan/lease losses	4,308,025	1,869,645	3,044,000	—	—	—	9,221,670
Goodwill	3,222,688	—	—	—	—	—	3,222,688

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2010. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities Exchange Commission that permit the Company to provide only the management’s report in this annual report.
Changes in Internal Control Over Financial Reporting. During 2005, the Company underwent a comprehensive effort to ensure compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Continuing enhancements to the Company’s control environment were made during 2010 as part of the Company’s ongoing efforts to improve internal control over financial reporting. There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this report that have materially effected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item is set forth under the caption “Executive Compensation” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s 2011 Proxy Statement and is incorporated herein by reference, or is presented below.
Equity Compensation Plan Information
The table below sets forth the following information as of December 31, 2010 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:
(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.
EQUITY COMPENSATION PLAN INFORMATION

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average exercise	future issuance under
	exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	519,693	$13.90	519,693	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	519,693	$13.90	519,693	(1)

(1)	Includes 45,397 shares available under the QCR Holdings, Inc. Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners,” “Corporate Governance and the Board of Directors,” and “Transactions with Management and Directors” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm” in the Company’s 2011 Proxy statement and is incorporated herein by reference.
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

3.2
Designations of Rights, Preferences and Limitations of Series E Non-Cumulative Convertible Perpetual Preferred Stock of the Registrant (incorporated herein by reference to exhibit 99.1 of the Registrant’s Form 8-K filed on July 1, 2010).

3.3	Bylaws of QCR Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated May 18, 2010).

4.1	Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.2 of Registrant’s Form 8-K dated February 13, 2009).

4.2	Form of 6.00% Series A Subordinated Note due September 1, 2018 (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed on March 22, 2010).

Exhibit
Number	Exhibit Description

4.3	Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.2 of Registrant’s Form 8-K filed March 22, 2010).

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

10.7
Indenture by and between QCR Holdings, Inc. / QCR Holdings Statutory Trust II and U.S. Bank National Association, as debenture and institutional trustee, dated February 18, 2004 (incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.8
Indenture by and between QCR Holdings, Inc. / QCR Holdings Statutory Trust III and U.S. Bank National Association, as debenture and institutional trustee, dated February 18, 2004 (incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

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

Exhibit
Number	Exhibit Description

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

10.20
First Amendment to the Employment Agreement between Cedar Rapids Bank and Trust Companyand Larry J. Helling dated December 30, 2008 (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

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

QCR HOLDINGS, INC.
Dated: March 7, 2011	By:	/s/ Douglas M. Hultquist
Douglas M. Hultquist
President and Chief Executive Officer

Dated: March 7, 2011	By:	/s/ Todd A. Gipple
Todd A. Gipple
Executive Vice President, Chief Operating Officer, and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Brownson James J. Brownson	Chairman of the Board of Directors	March 7, 2011

/s/ Douglas M. Hultquist Douglas M. Hultquist	President, Chief Executive Officer and Director	March 7, 2011

/s/ Pat S. Baird Pat S. Baird	Director	March 7, 2011

/s/ Todd A. Gipple Todd A. Gipple	Director	March 7, 2011

/s/ Larry J. Helling Larry J. Helling	Director	March 7, 2011

/s/ Mark C. Kilmer Mark C. Kilmer	Director	March 7, 2011

/s/ John K. Lawson John K. Lawson	Director	March 7, 2011

/s/ Charles M. Peters Charles M. Peters	Director	March 7, 2011

/s/ Ronald G. Peterson Ronald G. Peterson	Director	March 7, 2011

/s/ John A. Rife John A. Rife	Director	March 7, 2011

/s/ Donna J. Sorensen, J.D. Donna J. Sorensen, J.D.	Director	March 7, 2011

/s/ John D. Whitcher John D. Whitcher	Director	March 7, 2011

/s/ Marie Z. Ziegler Marie Z. Ziegler	Director	March 7, 2011