Form 10-Q
period 2011-03-31
QCR HOLDINGS INC
filed 2011-05-09
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2011

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to________

Commission file number 0-22208

QCR HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	42-1397595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)

3551 7th Street, Moline, Illinois 61265
(Address of principal executive offices)

(309) 736-3580
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes [ X ]   No  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [    ]   No  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ]     Accelerated filer  [   ]     Non-accelerated filer  [   ]     Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [    ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 2, 2011, the Registrant had outstanding 4,729,163 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page Number(s)
Part I	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets	2
		As of March 31, 2011 and December 31, 2010

		Consolidated Statements of Income	3
		For the Three Months Ended March 31, 2011 and 2010

		Consolidated Statement of Changes in Stockholders' Equity	4
		For the Three Months Ended March 31, 2011 and 2010

		Consolidated Statements of Cash Flows	5
		For the Three Months Ended March 31, 2011 and 2010

		Notes to the Consolidated Financial Statements	6-24

	Item 2.	Management's Discussion and Analysis of Financial Condition and	25-48
		Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49-50

	Item 4.	Controls and Procedures	51

Part II	OTHER INFORMATION

	Item 1.	Legal Proceedings	52

	Item 1.A.	Risk Factors	52

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

	Item 3.	Defaults upon Senior Securities	52

	Item 4.	[Removed and Reserved]	52

	Item 5.	Other Information	52

	Item 6.	Exhibits	52

Signatures			53

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$35,738,911	$42,030,806
Federal funds sold	69,260,000	61,960,000
Interest-bearing deposits at financial institutions	28,374,628	39,745,611

Securities held to maturity, at amortized cost	300,000	300,000
Securities available for sale, at fair value	491,257,812	424,546,767
Total securities	491,557,812	424,846,767

Loans receivable held for sale	1,268,230	14,084,859
Loans/leases receivable held for investment	1,154,499,741	1,158,453,744
Gross loans/leases receivable	1,155,767,971	1,172,538,603
Less allowance for estimated losses on loans/leases	(20,730,016)	(20,364,656)
Net loans/leases receivable	1,135,037,955	1,152,173,947

Premises and equipment, net	30,852,151	31,118,744
Goodwill	3,222,688	3,222,688
Accrued interest receivable	6,535,666	6,435,989
Bank-owned life insurance	33,909,801	33,565,390
Prepaid FDIC insurance	4,739,932	5,361,314
Restricted investment securities	15,421,400	16,668,700
Other real estate owned, net	8,357,604	8,534,711
Other assets	10,685,566	10,970,549

Total assets	$1,873,694,114	$1,836,635,216

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$281,236,549	$276,827,205
Interest-bearing	913,621,337	837,988,652
Total deposits	1,194,857,886	1,114,815,857

Short-term borrowings	134,871,743	141,154,499
Federal Home Loan Bank advances	210,250,000	238,750,000
Other borrowings	143,629,848	150,070,785
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	21,041,501	23,188,367
Total liabilities	1,740,735,978	1,704,064,508

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000	63,237	63,237
March 2011 and December 2010 - 63,237 shares issued and outstanding
Common stock, $1 par value; shares authorized 20,000,000	4,833,562	4,732,428
March 2011 - 4,833,562 shares issued and 4,712,316 outstanding
December 2010 - 4,732,428 shares issued and 4,611,182 outstanding
Additional paid-in capital	86,913,069	86,478,269
Retained earnings	41,643,489	40,550,900
Accumulated other comprehensive income (loss)	(641,389)	704,165
Noncontrolling interests	1,752,678	1,648,219
	134,564,646	134,177,218
Treasury Stock, March 2011 and December 2010 - 121,246 common shares, at cost	1,606,510	1,606,510
Total stockholders' equity	132,958,136	132,570,708
Total liabilities and stockholders' equity	1,873,694,114	$1,836,635,216

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended March 31,

	2011	2010
Interest and dividend income:
Loans/leases, including fees	$15,734,640	$17,513,489
Securities:
Taxable	2,336,239	2,462,680
Nontaxable	239,346	228,724
Interest-bearing deposits at financial institutions	111,149	144,918
Restricted investment securities	163,520	105,479
Federal funds sold	66,338	21,287
Total interest and dividend income	18,651,232	20,476,577

Interest expense:
Deposits	2,425,554	3,375,009
Short-term borrowings	113,666	168,846
Federal Home Loan Bank advances	2,143,376	2,244,077
Other borrowings	1,279,179	1,389,119
Junior subordinated debentures	480,655	478,958
Total interest expense	6,442,430	7,656,009

Net interest income	12,208,802	12,820,568

Provision for loan/lease losses	1,067,664	1,603,229
Net interest income after provision for loan/lease losses	11,141,138	11,217,339

Noninterest income:
Trust department fees	950,802	905,788
Investment advisory and management fees, gross	531,218	434,695
Deposit service fees	872,672	822,768
Gains on sales of loans, net	759,693	168,954
Securities gains	880,312	-
Losses on sales of other real estate owned, net	(25,098)	(342,546)
Earnings on bank-owned life insurance	344,411	334,506
Credit card issuing fees, net of processing costs	141,160	86,142
Other	601,954	421,330
Total noninterest income	5,057,124	2,831,637

Noninterest expense:
Salaries and employee benefits	7,473,503	6,891,004
Occupancy and equipment expense	1,289,455	1,371,346
Professional and data processing fees	1,124,522	1,157,398
FDIC and other insurance	882,730	803,526
Loan/lease expense	276,228	569,015
Advertising and marketing	224,729	166,241
Postage and telephone	230,185	262,740
Stationery and supplies	134,643	120,398
Bank service charges	161,178	61,251
Prepayment fees on Federal Home Loan Bank advances	832,099	-
Losses on lease residual values	-	617,000
Other	382,999	422,003
Total noninterest expense	13,012,271	12,441,922

Net income before income taxes	3,185,991	1,607,054
Federal and state income tax expense	954,507	392,121
Net income	$2,231,484	$1,214,933
Less: Net income (loss) attributable to noncontrolling interests	106,524	(77,076)
Net income attributable to QCR Holdings, Inc.	$2,124,960	$1,292,009

Less: Preferred stock dividends	1,032,371	1,033,419
Net income attributable to QCR Holdings, Inc. common stockholders	1,092,589	$258,590

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.23	0.06
Diluted	$0.23	0.06

Weighted average common shares outstanding	4,671,715	4,573,765
Weighted average common and common equivalent shares outstanding	4,683,717	4,582,319

Cash dividends declared per common share	$-	$-

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
Three Months Ended March 31, 2011 and 2010

	Preferred	Common	Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Stock	Total
Balance December 31, 2010	$63,237	$4,732,428	$86,478,269	$40,550,900	$704,165	$1,648,219	$(1,606,510)	$132,570,708
Comprehensive income:
Net income	-	-	-	2,124,960	-	106,524	-	2,231,484
Other comprehensive loss, net of tax	-	-	-	-	(1,345,554)	-	-	(1,345,554)
Comprehensive income								885,930
Preferred cash dividends declared and accrued	-	-	-	(915,462)	-	-	-	(915,462)
Discount accretion on cumulative preferred stock	-	-	116,909	(116,909)	-	-	-	-
Proceeds from issuance of 9,081 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	9,081	49,249	-	-	-	-	58,330
Proceeds from issuance of 24,300 shares of common stock as a result of stock options exercised	-	24,300	146,067	-	-	-	-	170,367
Exchange of 2,171 shares of common stock in connection with stock options exercised	-	(2,171)	(14,070)	-	-	-	-	(16,241)
Stock compensation expense	-	-	206,569					206,569
Restricted stock awards	-	69,924	(69,924)	-	-	-	-	-
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,065)	-	(2,065)
Balance March 31, 2011	$63,237	$4,833,562	$86,913,069	$41,643,489	$(641,389)	$1,752,678	$(1,606,510)	$132,958,136

	Preferred	Common	Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income	Interests	Stock	Total
Balance December 31, 2009	$38,805	$4,674,536	$82,194,330	$38,458,477	$135,608	$1,699,630	$(1,606,510)	$125,594,876
Comprehensive income:
Net income	-	-	-	1,292,009	-	(77,076)	-	1,214,933
Other comprehensive income, net of tax	-	-	-	-	1,663,236	-	-	1,663,236
Comprehensive income								2,878,169
Preferred cash dividends declared and accrued	-	-	-	(924,088)	-	-	-	(924,088)
Discount accretion on cumulative preferred stock	-	-	109,331	(109,331)	-	-	-	-
Proceeds from issuance of warrants to purchase 54,000 shares of common stock in conjunction with the issuance of Series A Subordinated Notes	-	-	84,240	-	-	-	-	84,240
Proceeds from issuance of 6,270 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	6,270	40,849	-	-	-	-	47,119
Exchange of 367 shares of common stock in connection with payroll taxes for restricted stock	-	(367)	(2,730)	-	-	-	-	(3,097)
Stock compensation expense	-	-	181,489					181,489
Restricted stock awards	-	23,598	(23,598)	-	-	-	-	-
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,065)	-	(2,065)
Balance March 31, 2010	$38,805	$4,704,037	$82,583,911	$38,717,067	$1,798,844	$1,620,489	$(1,606,510)	$127,856,643

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,231,484	$1,214,933
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	595,249	651,432
Provision for loan/lease losses	1,067,664	1,603,229
Amortization of offering costs on subordinated debentures	3,579	3,579
Stock-based compensation expense	246,074	202,995
Losses on sales of foreclosed assets, net	25,098	342,546
Amortization of premiums on securities, net	888,895	922,718
Securities gains	(880,312)	-
Loans originated for sale	(20,240,641)	(14,794,145)
Proceeds on sales of loans	33,816,963	17,221,270
Gains on sales of loans, net	(759,693)	(168,954)
Prepayment fees on Federal Home Loan Bank advances	832,099	-
Losses on lease residual values	-	617,000
Increase in accrued interest receivable	(99,677)	(102,488)
Decrease in prepaid FDIC insurance	621,382	564,847
Increase in cash value of bank-owned life insurance	(344,411)	(334,506)
Decrease (increase) in other assets	1,114,324	(151,088)
Decrease in other liabilities	(2,002,950)	(1,997,266)
Net cash provided by operating activities	$17,115,127	$5,796,102

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in federal funds sold	(7,300,000)	(54,471,667)
Net decrease in interest-bearing deposits at financial institutions	11,370,983	5,058,430
Proceeds from sales of foreclosed assets	1,850,360	21,167
Activity in securities portfolio:
Purchases	(168,245,889)	(75,051,624)
Calls, maturities and redemptions	61,590,000	59,500,000
Paydowns	361,643	99,503
Sales	37,394,079	-
Redemptions (purchases) of restricted investment securities, net	1,247,300	(907,300)
Activity in bank-owned life insurance:
Purchases	-	(3,150,000)
Surrender of policy	-	609,774
Net decrease in loans/leases originated and held for investment	1,553,348	1,667,807
Purchase of premises and equipment	(328,656)	(871,786)
Net cash used in investing activities	$(60,506,832)	$(67,495,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	80,042,029	59,966,105
Net decrease in short-term borrowings	(6,282,756)	(34,636,000)
Activity in Federal Home Loan Bank advances:
Advances	-	18,000,000
Calls and maturities	(13,500,000)	(2,900,000)
Prepayments	(15,832,099)	-
Net (decrease) increase in other borrowings	(6,440,937)	9,537,679
Proceeds from issuance of Series A Subordinated Notes and detachable warrants	-	2,700,000
to purchase 54,000 shares of common stock
Payment of cash dividends on common and preferred stock	(1,098,883)	(1,105,721)
Proceeds from issuance of common stock, net	212,456	44,022
Net cash provided by financing activities	$37,099,810	$51,606,085

Net decrease in cash and due from banks	(6,291,895)	(10,093,509)
Cash and due from banks, beginning	42,030,806	35,878,046
Cash and due from banks, ending	$35,738,911	$25,784,537

Supplemental disclosure of cash flow information, cash payments for:
Interest	$6,590,262	$7,945,264

Income/franchise taxes	$368,270	$370,032

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income,
unrealized (losses) gains on securities available for sale, net	$(1,345,554)	$1,663,236

Transfers of loans to other real estate owned	$1,698,351	$-

See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2010, including QCR Holdings, Inc.’s (the “Company”) Form 10-K filed with the Securities and Exchange Commission on March 7, 2011.  Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited consolidated financial statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.  Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding.  The results of the interim period ended March 31, 2011, are not necessarily indicative of the results expected for the year ending December 31, 2011.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include three state-chartered commercial banks:  Quad City Bank & Trust Company (“QCBT”), Cedar Rapids Bank & Trust Company (“CRBT”), and Rockford Bank & Trust Company (“RB&T”).  The Company also engages in direct financing lease contracts through its 80% equity investment by QCBT in m2 Lease Funds, LLC (“m2 Lease Funds”), and in real estate holdings through its 91% equity investment in Velie Plantation Holding Company, LLC (“VPHC”).  All material intercompany transactions and balances have been eliminated in consolidation.

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

In January 2011, FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  FASB determined that certain provisions relating to troubled debt restructures (“TDRs”) should be deferred until additional guidance and clarification on the definition of TDRs is issued.  In April 2011, FASB issued ASU 2011-2, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-2 amends ASC Topic 310, Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  ASU 2011-2 also makes disclosure requirements deferred under ASU 2011-1 effective for interim and annual periods beginning on or after June 15, 2011.  The Company has evaluated the effect of ASU 2011-2 and believes adoption will not have a material impact on the consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of March 31, 2011 and December 31, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
March 31, 2011:
Securities held to maturity,
other bonds	$300,000	$-	$-	$300,000

Securities available for sale:
U.S. govt. sponsored agency securities	$390,497,368	$1,456,272	$(3,494,796)	$388,458,844
Residential mortgage-backed securities	73,324,511	223,610	(367,835)	73,180,286
Municipal securities	26,974,063	1,008,347	(59,977)	27,922,433
Trust preferred securities	86,200	-	(26,200)	60,000
Other securities	1,421,258	215,869	(878)	1,636,249
	$492,303,400	$2,904,098	$(3,949,686)	$491,257,812

December 31, 2010:
Securities held to maturity,
other bonds	$300,000	$-	$-	$300,000

Securities available for sale:
U.S. govt. sponsored agency securities	$401,711,432	$3,218,843	$(2,704,919)	$402,225,356
Residential mortgage-backed securities	64,912	5,526	-	70,438
Municipal securities	20,134,611	579,215	(110,346)	20,603,480
Trust preferred securities	86,200	-	(8,200)	78,000
Other securities	1,414,661	168,331	(13,499)	1,569,493
	$423,411,816	$3,971,915	$(2,836,964)	$424,546,767

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2011 and December 31, 2010, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2011:
Securities available for sale:
U.S. govt. sponsored agency securities	$213,178,135	$(3,494,796)	$-	$-	$213,178,135	$(3,494,796)
Residential mortgage-backed securities	20,973,089	(367,835)	-	-	20,973,089	(367,835)
Municipal securities	1,815,775	(15,398)	704,528	(44,579)	2,520,303	(59,977)
Trust preferred securities	60,000	(26,200)	-	-	60,000	(26,200)
Other securities	-	-	2,822	(878)	2,822	(878)
	$236,026,999	$(3,904,229)	$707,350	$(45,457)	$236,734,349	$(3,949,686)

December 31, 2010:
Securities available for sale:
U.S. govt. sponsored agency securities	$159,302,061	$(2,704,919)	$-	$-	$159,302,061	$(2,704,919)
Municipal securities	4,333,786	(47,884)	678,378	(62,462)	5,012,164	(110,346)
Trust preferred securities	86,200	(8,200)	-	-	86,200	(8,200)
Other securities	226,250	(12,671)	2,872	(828)	229,122	(13,499)
	$163,948,297	$(2,773,674)	$681,250	$(63,290)	$164,629,547	$(2,836,964)

At March 31, 2011, the investment portfolio included 353 securities.  Of this number, 122 securities had current unrealized losses with aggregate depreciation less than 2% from the amortized cost basis.  Of these 122, seven had unrealized losses for twelve months or more.  All of the debt securities in unrealized loss positions are considered acceptable credit risks.  Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.  In addition, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.  At March 31, 2011 and December 31, 2010, equity securities represented less than 1% of the total portfolio.

The Company did not recognize other-than-temporary impairment on any debt or equity securities for the three months ended March 31, 2011 and 2010.

During the first quarter of 2011, the Company sold a portion of its U.S. government sponsored agency securities portfolio.  The Company received proceeds of $37,394,079 and recognized pre-tax gross gains of $880,312.  For the three months ended March 31, 2010, there were no sales of investment securities.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The amortized cost and fair value of securities as of March 31, 2011 by contractual maturity are shown below.  Expected maturities of residential mortgage-backed securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed securities may be called or prepaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following summary.  Other securities are excluded from the maturity categories as there is no fixed maturity date.

	Amortized
	Cost	Fair Value
Securities held to maturity:
Due after one year through five years	$250,000	$250,000
Due after five years	50,000	50,000
	$300,000	$300,000

Securities available for sale:
Due in one year or less	$11,580,676	$11,628,873
Due after one year through five years	83,992,519	84,117,506
Due after five years	321,984,436	320,694,898
	$417,557,631	$416,441,277
Residential mortgage-backed securities	73,324,511	73,180,286
Other securities	1,421,258	1,636,249
	$492,303,400	$491,257,812

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of March 31, 2011 and December 31, 2010 is presented as follows:

	As of March 31,	As of December 31,
	2011	2010

Commercial and industrial loans	$357,471,083	$365,625,271
Commercial real estate loans
Owner-occupied commercial real estate	154,616,199	141,411,027
Commercial construction, land development, and other land	59,916,498	65,529,058
Other non owner-occupied commercial real estate	335,238,402	346,777,179
	549,771,099	553,717,264

Direct financing leases *	83,993,417	83,009,647
Residential real estate loans **	79,707,747	82,196,622
Installment and other consumer loans	82,855,412	86,239,944
	1,153,798,758	1,170,788,748
Plus deferred loan/lease orgination costs, net of fees	1,969,213	1,749,855
	1,155,767,971	1,172,538,603
Less allowance for estimated losses on loans/leases	(20,730,016)	(20,364,656)
	$1,135,037,955	$1,152,173,947

* Direct financing leases:
Net minimum lease payments to be received	$95,805,731	$94,921,417
Estimated unguaranteed residual values of leased assets	1,172,271	1,204,865
Unearned lease/residual income	(12,984,585)	(13,116,635)
	83,993,417	83,009,647
Plus deferred lease origination costs, net of fees	2,543,943	2,341,628
	86,537,360	85,351,275
Less allowance for estimated losses on leases	(1,467,934)	(1,530,572)
	$85,069,426	$83,820,703

**Includes residential real estate loans held for sale totaling $1,268,230 and $14,084,859 as of March 31, 2011 and December 31, 2010, respectively.

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For the three months ended March 31, 2011, there were no losses on residual values.  For the three months ended March 31, 2010, the Company recognized losses totaling $617,000 in residual values for two direct financing equipment leases.  At March 31, 2011, the Company had 49 leases remaining with residual values totaling $1,172,271 that were not protected with a lease end options rider.  At December 31, 2010, the Company had 54 leases remaining with residual values totaling $1,204,865 that were not protected with a lease end options rider.  Management has performed specific evaluations of these residual values and determined that the valuations are appropriate.

The aging of the loan/lease portfolio by classes of loans/leases as of March 31, 2011 is presented as follows:

Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$341,766,382	$4,607,643	$51,611	$-	$11,045,447	$357,471,083
Commercial Real Estate
Owner-Occupied Commercial Real Estate	151,030,259	1,255,637	802,240	100,429	1,427,634	154,616,199
Commercial Construction, Land Development, and Other Land	55,282,015	-	-	-	4,634,483	59,916,498
Other Non Owner-Occupied Commercial Real Estate	317,447,115	4,350,907	2,054,363	-	11,386,017	335,238,402
Direct Financing Leases	80,935,506	1,740,170	76,700	-	1,241,041	83,993,417
Residential Real Estate	77,323,134	1,120,458	-	-	1,264,155	79,707,747
Installment and Other Consumer	81,136,987	457,853	80,334	22,670	1,157,568	82,855,412
	$1,104,921,398	$13,532,668	$3,065,248	$123,099	$32,156,345	$1,153,798,758

As a percentage of total loan/lease portfolio	95.76%	1.17%	0.27%	0.01%	2.79%	100.00%

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2010 is presented as follows:

Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$353,437,063	$300,224	$203,722	$-	$11,684,262	$365,625,271
Commercial Real Estate
Owner-Occupied Commercial Real Estate	139,880,634	236,910	-	103,015	1,190,468	141,411,027
Commercial Construction, Land Development, and Other Land	55,552,352	746,545	-	-	9,230,161	65,529,058
Other Non Owner-Occupied Commercial Real Estate	335,171,858	275,000	546,019	70,125	10,714,177	346,777,179
Direct Financing Leases	79,708,979	1,605,836	92,244	-	1,602,588	83,009,647
Residential Real Estate	79,910,279	876,509	-	123,557	1,286,277	82,196,622
Installment and Other Consumer	84,214,010	101,770	182,349	23,139	1,718,676	86,239,944
	$1,127,875,175	$4,142,794	$1,024,334	$319,836	$37,426,609	$1,170,788,748

As a percentage of total loan/lease portfolio	96.33%	0.35%	0.09%	0.03%	3.20%	100.00%

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Nonperforming loans/leases by classes of loans/leases as of March 31, 2011 is presented as follows:

Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Troubled Debt Restructures - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$-	$11,045,447	$1,075,817	$12,121,264	33.99%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	100,429	1,427,634	-	1,528,063	4.29%
Commercial Construction, Land Development, and Other Land	-	4,634,483	961,879	5,596,362	15.69%
Other Non Owner-Occupied Commercial Real Estate	-	11,386,017	954,352	12,340,369	34.61%
Direct Financing Leases	-	1,241,041	387,339	1,628,380	4.57%
Residential Real Estate	-	1,264,155	-	1,264,155	3.55%
Installment and Other Consumer	22,670	1,157,568	-	1,180,238	3.31%
	$123,099	$32,156,345	$3,379,387	$35,658,831	100.00%

*Nonaccrual loans/leases includes $8,393,182 of troubled debt restructures, including $1,771,517 in commercial and industrial loans and $6,116,331 in commercial real estate loans.

Nonperforming loans/leases by classes of loans/leases as of December 31, 2010 is presented as follows:

Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases **	Troubled Debt Restructures - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$-	$11,684,262	$180,228	$11,864,490	28.83%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	103,015	1,190,468	-	1,293,483	3.14%
Commercial Construction, Land Development, and Other Land	-	9,230,161	961,879	10,192,040	24.77%
Other Non Owner-Occupied Commercial Real Estate	70,125	10,714,177	2,100,837	12,885,139	31.31%
Direct Financing Leases	-	1,602,588	162,502	1,765,090	4.29%
Residential Real Estate	123,557	1,286,277	-	1,409,834	3.43%
Installment and Other Consumer	23,139	1,718,676	-	1,741,815	4.23%
	$319,836	$37,426,609	$3,405,446	$41,151,891	100.00%

**Nonaccrual loans/leases includes $12,631,343 of troubled debt restructures, including $2,200,986 in commercial and industrial loans and $9,407,276 in commercial real estate loans.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance for estimated losses on loans/leases by portfolio segment for the three months ended March 31, 2011 are presented as follows:

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$7,548,922	$9,087,315	$1,530,572	$748,028	$1,449,819	$20,364,656
Provisions charged to expense	991,519	(472,152)	180,664	(41,723)	409,356	1,067,664
Loans/leases charged off	(196,716)	(130)	(243,446)	-	(440,635)	(880,927)
Recoveries on loans/leases previously charged off	110,374	16,666	144	-	51,439	178,623
Balance, ending	$8,454,099	$8,631,699	$1,467,934	$706,305	$1,469,979	$20,730,016

Changes in the allowance for estimated losses on loans/leases by portfolio segment for the three months ended March 31, 2010 are presented as follows:

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$5,425,624	$12,665,721	$1,681,376	$685,732	$2,046,281	$22,504,734
Provisions charged to expense	1,055,572	406,857	174,230	(66,803)	33,373	1,603,229
Loans/leases charged off	(588,031)	(315,851)	(6,568)	-	(462,551)	(1,373,001)
Recoveries on loans/leases previously charged off	59,263	4,218	594	-	86,453	150,528
Balance, ending	$5,952,428	$12,760,945	$1,849,632	$618,929	$1,703,556	$22,885,490

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of March 31, 2011 is presented as follows:

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$3,289,836	$2,871,906	$430,000	$71,890	$48,162	$6,711,794
Allowance for loans/leases collectively evaluated for impairment	5,164,263	5,759,793	1,037,934	634,415	1,421,817	14,018,222
	$8,454,099	$8,631,699	$1,467,934	$706,305	$1,469,979	$20,730,016

Loans/leases individually evaluated for impairment	$9,132,201	$19,411,305	$1,628,380	$1,500,047	$726,738	$32,398,671
Loans/leases collectively evaluated for impairment	348,338,882	530,359,794	82,365,037	78,207,700	82,128,674	1,121,400,087
	$357,471,083	$549,771,099	$83,993,417	$79,707,747	$82,855,412	$1,153,798,758

Allowance as a percentage of loans/leases individually evaluated for impairment	36.02%	14.80%	26.41%	4.79%	6.63%	20.72%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.48%	1.09%	1.26%	0.81%	1.73%	1.25%
	2.36%	1.57%	1.75%	0.89%	1.77%	1.80%

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of December 31, 2010 is presented as follows:

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$3,331,437	$3,709,177	$335,000	$27,355	$49,777	$7,452,746
Allowance for loans/leases collectively evaluated for impairment	4,217,485	5,378,138	1,195,572	720,673	1,400,042	12,911,910
	$7,548,922	$9,087,315	$1,530,572	$748,028	$1,449,819	$20,364,656

Loans/leases individually evaluated for impairment	$8,824,670	$24,770,032	$1,765,090	$1,286,277	$1,611,098	$38,257,167
Loans/leases collectively evaluated for impairment	356,800,601	528,947,232	81,244,557	80,910,345	84,628,846	1,132,531,581
	$365,625,271	$553,717,264	$83,009,647	$82,196,622	$86,239,944	$1,170,788,748

Allowance as a percentage of loans/leases individually evaluated for impairment	37.75%	14.97%	18.98%	2.13%	3.09%	19.48%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.18%	1.02%	1.47%	0.89%	1.65%	1.14%
	2.06%	1.64%	1.84%	0.91%	1.68%	1.74%

Information for impaired loans/leases by classes of financing receivable as of and for the period ended March 31, 2011 is as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$1,759,718	$2,694,564	$-	$1,729,347	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,278,267	1,278,267	-	1,316,373	-	-
Commercial Construction, Land Development, and Other Land	1,413,397	1,505,879	-	1,797,506	-	-
Other Non Owner-Occupied Commercial Real Estate	1,361,650	1,389,598	-	1,361,650	-	-
Direct Financing Leases	870,680	870,680	-	912,337	-	-
Residential Real Estate	1,006,289	1,006,289	-	1,012,629	-	-
Installment and Other Consumer	678,576	774,371	-	998,891	-	-
	$8,368,577	$9,519,648	$-	$9,128,733	$-	$-

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$7,372,483	$7,820,494	$3,289,836	$7,184,670	$14,256	$14,256
Commercial Real Estate
Owner-Occupied Commercial Real Estate	621,371	621,371	168,433	627,335	24,260	24,260
Commercial Construction, Land Development, and Other Land	3,580,004	3,595,297	1,096,505	3,828,871	-	-
Other Non Owner-Occupied Commercial Real Estate	11,156,616	11,306,616	1,606,968	12,500,772	-	-
Direct Financing Leases	757,700	757,700	430,000	784,398	-	-
Residential Real Estate	493,758	528,436	71,890	496,979	-	-
Installment and Other Consumer	48,162	48,162	48,162	48,652	-	-
	$24,030,094	$24,678,076	$6,711,794	$25,471,677	$38,516	$38,516

Total Impaired Loans/Leases:
Commercial and Industrial	$9,132,201	$10,515,058	$3,289,836	$8,914,017	$14,256	$14,256
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,899,638	1,899,638	168,433	1,943,708	24,260	24,260
Commercial Construction, Land Development, and Other Land	4,993,401	5,101,176	1,096,505	5,626,377	-	-
Other Non Owner-Occupied Commercial Real Estate	12,518,266	12,696,214	1,606,968	13,862,422	-	-
Direct Financing Leases	1,628,380	1,628,380	430,000	1,696,735	-	-
Residential Real Estate	1,500,047	1,534,725	71,890	1,509,608	-	-
Installment and Other Consumer	726,738	822,533	48,162	1,047,543	-	-
	$32,398,671	$34,197,724	$6,711,794	$34,600,410	$38,516	$38,516

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases by classes of financing receivable as of December 31, 2010 is as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$1,459,790	$3,350,036	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	681,727	681,727	-
Commercial Construction, Land Development, and Other Land	2,538,621	2,872,083	-
Other Non Owner-Occupied Commercial Real Estate	2,942,189	3,792,226	-
Direct Financing Leases	953,994	953,994	-
Residential Real Estate	758,031	758,031	-
Installment and Other Consumer	1,561,322	1,561,322	-
	$10,895,674	$13,969,419	$-

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$7,364,880	$7,866,634	$3,331,436
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,074,210	1,074,210	232,194
Commercial Construction, Land Development, and Other Land	7,660,458	7,660,458	1,818,193
Other Non Owner-Occupied Commercial Real Estate	9,872,826	10,091,777	1,658,791
Direct Financing Leases	811,096	811,096	335,000
Residential Real Estate	528,246	528,246	27,355
Installment and Other Consumer	49,777	49,777	49,777
	$27,361,493	$28,082,198	$7,452,746

Total Impaired Loans/Leases:
Commercial and Industrial	$8,824,670	$11,216,670	$3,331,436
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,755,937	1,755,937	232,194
Commercial Construction, Land Development, and Other Land	10,199,079	10,532,541	1,818,193
Other Non Owner-Occupied Commercial Real Estate	12,815,015	13,884,003	1,658,791
Direct Financing Leases	1,765,090	1,765,090	335,000
Residential Real Estate	1,286,277	1,286,277	27,355
Installment and Other Consumer	1,611,099	1,611,099	49,777
	$38,257,167	$42,051,617	$7,452,746

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of March 31, 2011:

		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$313,806,266	$128,825,917	$43,421,183	$292,644,431	$778,697,797
Special Mention (Rating 6)	9,352,497	11,887,099	9,503,019	15,099,705	45,842,320
Substandard (Rating 7)	31,788,063	13,903,183	6,992,296	27,494,266	80,177,808
Doubtful (Rating 8)	2,524,257	-	-	-	2,524,257
	$357,471,083	$154,616,199	$59,916,498	$335,238,402	$907,242,182

	As of March 31, 2011
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$82,365,037	$78,443,592	$81,675,174	$242,483,803
Nonperforming	1,628,380	1,264,155	1,180,238	4,072,773
	$83,993,417	$79,707,747	$82,855,412	$246,556,576

*Performing = loans/leases accruing and less than 90 days past due.  Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, or troubled debt restructures.

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of December 31, 2010:

		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$327,875,886	$120,271,507	$43,881,561	$308,631,488	$800,660,442
Special Mention (Rating 6)	10,457,805	7,510,519	10,338,187	15,244,142	43,550,653
Substandard (Rating 7)	27,270,474	13,629,001	11,309,310	22,901,549	75,110,334
Doubtful (Rating 8)	21,106	-	-	-	21,106
	$365,625,271	$141,411,027	$65,529,058	$346,777,179	$919,342,535

	As of December 31, 2010
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$81,244,557	$80,786,788	$84,498,129	$246,529,474
Nonperforming	1,765,090	1,409,834	1,741,815	4,916,739
	$83,009,647	$82,196,622	$86,239,944	$251,446,213

*Performing = loans/leases accruing and less than 90 days past due.  Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, or troubled debt restructures.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

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

NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES

The subsidiary banks are members of the Federal Home Loan Bank (“FHLB”) of Des Moines or Chicago.  As of March 31, 2011 and December 31, 2010, the subsidiary banks held $11,739,900 and $12,980,200, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheet.

During the first quarter of 2011, the Company’s largest subsidiary bank, QCBT, prepaid $15,000,000 of FHLB advances with a weighted average interest rate of 4.87% and a weighted average maturity of May 2012.  In addition, QCBT modified $20,350,000 of fixed rate FHLB advances with a weighted average interest rate of 4.33% and a weighted average maturity of October 2013 into new fixed rate FHLB advances with a weighted average interest rate of 3.35% and a weighted average maturity of February 2014.

Maturity and interest rate information on FHLB advances for the Company as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011
	Amount Due	Weighted Average Interest Rate at Quarter-End	Amount Due with Putable Option *	Weighted Average Interest Rate at Quarter-End
Maturity:
Year ending December 31:
2011	$10,500,000	3.52%	$-	-%
2012	19,400,000	3.94	5,000,000	4.93
2013	24,000,000	2.64	2,000,000	3.48
2014	23,850,000	3.37	-	-
2015	14,000,000	1.68	-	-
Thereafter	118,500,000	4.19	108,500,000	4.22
Total FHLB advances	$210,250,000	3.78	$115,500,000	4.24

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

	December 31, 2010
	Amount Due	Weighted Average Interest Rate at Year-End	Amount Due with Putable Option *	Weighted Average Interest Rate at Year-End
Maturity:
Year ending December 31:
2011	$19,000,000	2.99%	$7,500,000	5.12%
2012	49,750,000	4.43	35,000,000	4.77
2013	24,000,000	2.64	2,000,000	3.48
2014	3,500,000	2.19	-	-
2015	14,000,000	1.68	-	-
Thereafter	128,500,000	4.11	118,500,000	4.13
Total FHLB advances	$238,750,000	3.84	$163,000,000	4.30

*Of the advances outstanding, a large portion have putable options which allow the FHLB, at its discretion, to terminate the advances and require the subsidiary banks to repay at predetermined dates prior to the stated maturity date of the advances.

Advances are collateralized by securities with a carrying value of $40,108,695 and $65,376,627 as of March 31, 2011 and December 31, 2010, respectively, and by loans pledged of $398,995,811 and $386,087,610, respectively, in aggregate.  On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type.

NOTE 5 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended
	March 31,
	2011	2010

Net income	$2,231,484	$1,214,933
Less: Net income (loss) attributable to noncontrolling interests	106,524	(77,076)
Net income attributable to QCR Holdings, Inc.	$2,124,960	$1,292,009

Less: Preferred stock dividends and discount accretion	1,032,371	1,033,419
Net income attributable to QCR Holdings, Inc. common stockholders	$1,092,589	$258,590

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$0.23	$0.06
Diluted	$0.23	$0.06

Weighted average common shares outstanding	4,671,715	4,573,765
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	12,002	8,554
Weighted average common and common equivalent shares outstanding	4,683,717	4,582,319

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 6 – BUSINESS SEGMENT INFORMATION

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

The Company’s Wealth Management segment represents the trust and asset management and investment management and advisory services offered at the Company’s three subsidiary banks in aggregate.  This segment generates income primarily from fees charged based on assets under administration for corporate and personal trusts, custodial services, and investments managed.  No assets of the subsidiary banks have been allocated to the Wealth Management segment.

The Company’s All Other segment includes the operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds.  This segment includes the corporate operations of the parent company and the 91% owned real estate holding operations of VPHC.

Selected financial information on the Company’s business segments is presented as follows for the three months ended March 31, 2011 and 2010.

	Commercial Banking
	Quad City Bank & Trust	Cedar Rapids Bank & Trust	Rockford Bank & Trust	Wealth Management	All other	Intercompany Eliminations	Consolidated Total
Three Months Ended March 31, 2011
Total revenue	$11,955,808	$7,062,606	$3,281,980	$1,482,020	$3,518,243	$(3,592,301)	$23,708,356
Net interest income	$6,996,360	$3,762,123	$2,078,105	$-	$(627,786)	$-	$12,208,802
Net income attributable to QCR Holdings, Inc.	$1,663,305	$1,234,424	$223,131	$291,388	$2,184,258	$(3,471,546)	$2,124,960
Total assets	$1,045,160,644	$557,998,653	$272,274,718	$-	$184,352,751	$(186,092,652)	$1,873,694,114
Provision for loan/lease losses	$439,664	$375,000	$253,000	$-	$-	$-	$1,067,664
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

Three Months Ended March 31, 2010
Total revenue	$11,816,620	$6,870,204	$3,358,058	$1,340,483	$2,491,644	$(2,568,795)	$23,308,214
Net interest income	$7,465,731	$3,968,419	$1,959,318	$-	$(572,900)	$-	$12,820,568
Net income attributable to QCR Holdings, Inc.	$1,139,736	$747,836	$222,521	$348,623	$1,318,125	$(2,484,832)	$1,292,009
Total assets	$1,002,357,066	$559,116,428	$271,448,762	$-	$180,361,046	$(180,949,277)	$1,832,334,025
Provision for loan/lease losses	$676,229	$900,000	$27,000	$-	$-	$-	$1,603,229
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 7 – FAIR VALUE

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

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three months ended March 31, 2011 or 2010.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Assets measured at fair value on a recurring basis comprise the following at March 31, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2011:
Securities available for sale:
U.S. govt. sponsored agency securities	$388,458,844	$-	$388,458,844	$-
Residential mortgage-backed securities	73,180,286	-	73,180,286	-
Municipal securities	27,922,433	-	27,922,433	-
Trust preferred securities	60,000	-	60,000	-
Other securities	1,636,249	216,920	1,419,329	-
	$491,257,812	$216,920	$491,040,892	$-

December 31, 2010:
Securities available for sale:
U.S. govt. sponsored agency securities	$402,225,356	$-	$402,225,356	$-
Residential mortgage-backed securities	70,438	-	70,438	-
Municipal securities	20,603,480	-	20,603,480	-
Trust preferred securities	78,000	-	78,000	-
Other securities	1,569,493	209,680	1,359,813	-
	$424,546,767	$209,680	$424,337,087	$-

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Assets measured at fair value on a non-recurring basis comprise the following at March 31, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2011:
Impaired loans/leases	$18,703,764	$-	$-	$18,703,764
Other real estate owned	9,026,212	-	-	9,026,212
	$27,729,976	$-	$-	$27,729,976

December 31, 2010:
Impaired loans/leases	$21,501,447	$-	$-	$21,501,447
Other real estate owned	9,217,488	-	-	9,217,488
	$30,718,935	$-	$-	$30,718,935

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

For the impaired loans/leases and other real estate owned, the Company records carrying value at fair value less disposal or selling costs.  The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the three months ended March 31, 2011 or 2010.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	As of March 31, 2011		As of December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and due from banks	$35,738,911	$35,738,911	$42,030,806	$42,030,806
Federal funds sold	69,260,000	69,260,000	61,960,000	61,960,000
Interest-bearing deposits at financial institutions	28,374,628	28,374,628	39,745,611	39,745,611
Investment securities:
Held to maturity	300,000	300,000	300,000	300,000
Available for sale	491,257,812	491,257,812	424,546,767	424,546,767
Loans/leases receivable, net	1,135,037,955	1,148,393,000	1,152,173,947	1,169,015,000
Accrued interest receivable	6,535,666	6,535,666	6,435,989	6,435,989
Deposits	1,194,857,886	1,197,861,000	1,114,815,857	1,118,245,000
Short-term borrowings	134,871,743	134,871,743	141,154,499	141,154,499
Federal Home Loan Bank advances	210,250,000	223,079,000	238,750,000	254,307,000
Other borrowings	143,629,848	153,618,000	150,070,785	161,454,000
Accrued interest payable	2,019,816	2,019,816	2,167,648	2,167,648

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

The Company engages in real estate holdings through its 91% equity investment in Velie Plantation Holding Company, LLC, based in Moline, Illinois.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

OVERVIEW

The Company recognized net income of $2.2 million for the quarter ended March 31, 2011, and net income attributable to QCR Holdings, Inc. of $2.1 million, which excludes the net income attributable to noncontrolling interests of $107 thousand.  After preferred stock dividends and discount accretion of $1.0 million, the Company reported net income attributable to common stockholders of $1.1 million, or diluted earnings per common share of $0.23.  For the same period in 2010, the Company recognized net income of $1.2 million and net income attributable to QCR holdings, Inc. of $1.3 million with net loss attributable to noncontrolling interests of $77 thousand.  After preferred stock dividends and discount accretion of $1.0 million, the Company reported net income attributable to common stockholders of $259 thousand, or diluted earnings per common share of $0.06.

Following is a table that represents the various net income measurements for the three months ended March 31, 2011 and 2010, respectively.

	Three Months Ended March 31,
	2011	2010

Net income	$2,231,484	$1,214,933
Less: Net income (loss) attributable to noncontrolling interests	106,524	(77,076)
Net income attributable to QCR Holdings, Inc.	$2,124,960	$1,292,009

Less: Preferred stock dividends and discount accretion	1,032,371	1,033,419
Net income attributable to QCR Holdings, Inc. common stockholders	$1,092,589	$258,590

Diluted earnings per common share	$0.23	$0.06

Weighted average common and common equivalent shares outstanding	4,683,717	4,582,319

Following is a table that represents the major income and expense categories for the three months ended March 31, 2011, December 31, 2010, and March 31, 2010.

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010

Net interest income	$12,208,802	$12,348,533	$12,820,568
Provision for loan/lease losses	(1,067,664)	(3,049,968)	(1,603,229)
Noninterest income	5,057,124	4,677,895	2,831,637
Noninterest expense	(13,012,271)	(11,758,790)	(12,441,922)
Federal and state income tax	(954,507)	(548,586)	(392,121)
Net income	$2,231,484	$1,669,084	$1,214,933

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
NET INTEREST INCOME

Net interest income, on a tax equivalent basis, decreased $600 thousand, or 5%, to $12.3 million for the quarter ended March 31, 2011, from $12.9 million for the first quarter of 2010.  For the first quarter of 2011, average earning assets increased $91.9 million, or 5%, and average interest-bearing liabilities were flat when compared with average balances for the first quarter of 2010.  A comparison of yields, spread and margin from the first quarter of 2011 to the first quarter of 2010 is as follows (on a tax equivalent basis):

•	The average yield on interest-earning assets decreased 66 basis points.
•	The average cost of interest-bearing liabilities decreased 34 basis points.
•	The net interest spread declined 32 basis points from 2.76% to 2.44%.
•	The net interest margin declined 29 basis points from 3.07% to 2.78%.

The Company’s management closely monitors and manages net interest margin.  From a profitability standpoint, an important challenge for the Company’s subsidiary banks and majority-owned leasing company is the improvement of their net interest margins.  Management continually addresses this issue with pricing and other balance sheet management strategies, including, but not limited to, the use of alternative funding sources.

For example, the Company’s largest subsidiary bank, QCBT, executed a balance sheet restructuring during the first quarter of 2011.   Specifically, the bank utilized excess liquidity and prepaid $15.0 million of FHLB advances with a weighted average interest rate of 4.87% and a weighted average maturity of May 2012.  The fees for prepayment totaled $832 thousand.  The Company sold $37.4 million of government sponsored agency securities and recognized pre-tax gains of $880 thousand which more than offset the prepayment fees.  The proceeds from the sales of the government sponsored agency securities were reinvested into government guaranteed residential mortgage-backed securities with reduced credit risk and yields that were comparable to the sold securities.  The resulting impacts were significant and include:

•	Significantly reduced interest expense and improved net interest margin in subsequent quarters
•	Stronger regulatory capital
•	Reduced reliance on wholesale funding

Separately, QCBT modified $20.4 million of fixed rate FHLB advances with a weighted average interest rate of 4.33% and a weighted average maturity of October 2013 into new fixed rate advances with a weighted average interest rate of 3.35% and a weighted average maturity of February 2014.  The modification reduces interest expense and improves net interest margin, and minimizes the exposure to rising rates through duration extension of fixed rate liabilities.

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	For the three months ended March 31,
	2011			2010
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$120,474	$66	0.22%	$35,445	$21	0.24%
Interest-bearing deposits at financial institutions	39,339	111	1.13%	28,917	145	2.01%
Investment securities (1)	447,352	2,693	2.41%	372,233	2,798	3.01%
Restricted investment securities	16,260	164	4.03%	15,575	105	2.70%
Gross loans/leases receivable (2) (3) (4)	1,152,997	15,735	5.46%	1,232,393	17,514	5.68%

Total interest earning assets	$1,776,422	18,769	4.23%	$1,684,563	20,583	4.89%

Noninterest-earning assets:
Cash and due from banks	$38,685			$28,762
Premises and equipment	30,959			31,393
Less allowance for estimated losses on loans/leases…	(20,508)			(22,778)
Other	66,302			73,672

Total assets	$1,891,860			$1,795,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$475,355	970	0.82%	$380,460	843	0.89%
Savings deposits	36,577	15	0.16%	40,668	27	0.27%
Time deposits	368,701	1,440	1.56%	482,233	2,505	2.08%
Short-term borrowings	144,537	114	0.32%	134,930	169	0.50%
Federal Home Loan Bank advances	225,894	2,143	3.79%	222,355	2,244	4.04%
Junior subordinated debentures	36,085	481	5.33%	36,085	479	5.31%
Other borrowings (4)	148,592	1,279	3.44%	141,161	1,389	3.94%

Total interest-bearing liabilities	$1,435,741	6,442	1.79%	$1,437,892	7,656	2.13%

Noninterest-bearing demand deposits	$293,285			$206,394
Other noninterest-bearing liabilities	31,536			24,968
Total liabilities	$1,760,562			$1,669,254

Stockholders' equity	131,298			126,358

Total liabilities and stockholders' equity	$1,891,860			$1,795,612

Net interest income		$12,327			$12,927

Net interest spread			2.44%			2.76%

Net interest margin			2.78%			3.07%

Ratio of average interest-earning assets to
average interest-bearing liabilities	123.73%			117.16%

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

(4) In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the three months ended March 31, 2011 and 2010, this totaled $8.5 million and $1.1 million, respectively.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Analysis of Changes of Interest Income/Interest Expense
For the three months ended March 31, 2011

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2011 vs. 2010
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$45	$(10)	$55
Interest-bearing deposits at financial institutions	(34)	(248)	214
Investment securities (2)	(105)	(2,296)	2,191
Restricted investment securities	59	54	5
Gross loans/leases receivable (3) (4) (5)	(1,779)	(678)	(1,101)

Total change in interest income	$(1,814)	$(3,178)	$1,364

INTEREST EXPENSE
Interest-bearing demand deposits	$127	$(375)	$502
Savings deposits	(12)	(9)	(3)
Time deposits	(1,065)	(546)	(519)
Short-term borrowings	(55)	(127)	72
Federal Home Loan Bank advances	(101)	(306)	205
Junior subordinated debentures	2	2	-
Other borrowings (5)	(110)	(489)	379

Total change in interest expense	$(1,214)	$(1,850)	$636

Total change in net interest income	$(600)	$(1,328)	$728

(1) The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates.  The variations attributable to simultaneous volume and rate changes have been proportionately alloctaed to rate and volume.

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

(5)  In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings.  As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings.  For the three months ended March 31, 2011 and 2010, this totaled $8.5 million and $1.1 million, respectively.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for estimated losses on loans/leases.  The Company’s allowance for estimated losses on loans/leases methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for estimated losses on loans/leases that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors.  Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for estimated losses on loans/leases if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance for estimated losses on loans/leases.  Although management believes the level of the allowance as of March 31, 2011 is adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income experienced a decline from $20.5 million for the first quarter of 2010 to $18.7 million for the first quarter of 2011.  The Company grew its interest-earning assets as the average balance increased $91.9 million, or 5%, from the first quarter of 2010 to the same quarter of 2011.  Most notably, the average balance of federal funds sold and the investment securities portfolio increased $160.1 million, or 39%, and the average balance of the loan/lease portfolio decreased $79.4 million, or 6%.  This continued shift in interest-earning asset mix is the result of the Company’s strong liquidity position and sources of funding coupled with weak loan/lease demand.  The impact of the net growth overall on interest income was more than offset by the shift in interest-earning asset mix and the historically low interest rate environment.

INTEREST EXPENSE

Interest expense decreased $1.2 million, or 16%, from $7.6 million for the first quarter of 2010 to $6.4 million for the same quarter of 2011.  The Company’s average balance of interest-bearing liabilities was flat comparing first quarter of 2011 to the same quarter of 2010.  As such, the majority of the decline in interest expense was attributable to the decline in the average cost of the interest-bearing liabilities.  The Company has been successful in shifting the mix of deposits from brokered and other time deposits to non-maturity demand deposits.  In addition, the Company has focused on reducing the reliance on wholesale funding which tends to be a higher average cost than deposits, especially non-maturity demand deposits.

PROVISION FOR LOAN/LEASE LOSSES

The provision for loan/lease losses is established based on a number of factors, including the Company’s historical loss experience, delinquencies and charge-off trends, the local and national economy and risk associated with the loans/leases in the portfolio as described in more detail in the “Critical Accounting Policies” section.

The Company’s provision for loan/lease losses totaled $1.1 million for the first quarter of 2011, a $2.0 million decrease from the prior quarter, and a decrease of $535 thousand from the first quarter of 2010.  The decreases are attributable to the continued improvement in nonperforming loans/leases and the net decline in the Company’s loan/lease portfolio.

The Company’s allowance for estimated losses on loans/leases to gross loans/leases was 1.79% at March 31, 2011, which is an increase from 1.74% at December 31, 2010, and a decrease from 1.85% at March 31, 2010.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31, 2011	March 31, 2010	$ Change	% Change

Trust department fees	$950,802	$905,788	$45,014	5.0%
Investment advisory and management fees, gross	531,218	434,695	96,523	22.2
Deposit service fees	872,672	822,768	49,904	6.1
Gains on sales of loans, net	759,693	168,954	590,739	349.6
Securities gains	880,312	-	880,312	100.0
Losses on sales of other real estate owned, net	(25,098)	(342,546)	317,448	(92.7)
Earnings on bank-owned life insurance	344,411	334,506	9,905	3.0
Credit card fees, net of processing costs	141,160	86,142	55,018	63.9
Other	601,954	421,330	180,624	42.9
	$5,057,124	$2,831,637	$2,225,487	78.6%

Trust department fees continue to be a significant contributor to noninterest income.  This fee income increased $45 thousand, or 5%, from the first quarter of 2010 to the first quarter of 2011.  The majority of the trust department fees are determined based on the value of the investments within the managed trusts.  As the national economy continues to recover from the recession, market values in many of these investments have experienced some recovery over this comparative period.

Over the past year, the Company has placed a stronger emphasis on growing its investment advisory and management services.  Fee income for investment advisory and management increased $97 thousand, or 22%, for the first quarter of 2011 compared to the same quarter of 2010.  Similar to trust department fees, these fees are partially determined based on the value of the investments managed.  With the early stages of economic recovery, market values of many of these investments have experienced increases over the past year.

Deposit services fees have increased steadily over the past several years.  The Company continues to place an emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits.  With this shift in mix, the Company has increased the number of demand deposit accounts which tend to be lower in interest cost and higher in service fees.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Gains on sales of loans, net, more than tripled from the first quarter of 2010 to the first quarter of 2011.  This consists of sales of residential mortgages and the government guaranteed portions of small business loans.  Regarding sales of residential mortgages, the Company experienced a decline in sales activity quarter-over-quarter.  This is consistent across the industry as the fluctuation in interest rates have slowed residential mortgage refinancing transactions and a sluggish housing market continues to keep new loan origination and sales activity at low levels.  The Company continues to focus on small business lending by taking advantage of programs offered by the Small Business Administration (SBA) and United States Department of Agriculture (USDA).  Management believes a strong market for purchasing the government guaranteed portions of these loans existed in the first quarter of 2011.  In some cases, it is more beneficial for the Company to sell the government guaranteed portion at a premium.  The Company recognized gains on sales of the government guaranteed portions of SBA and USDA loans totaling $627 thousand for the first quarter of 2011.  By comparison, the Company did not execute any sales during the first quarter of 2010.

In an effort to offset the $832 thousand of fees for prepaying $15.0 million of FHLB advances, QCBT sold $37.4 million of government agency securities for a pre-tax gain totaling $880 thousand.  See detailed discussion of this restructuring transaction in the Net Interest Income section earlier in Management’s Discussion and Analysis.

NONINTEREST EXPENSE

The following table sets forth the various categories of noninterest expense for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31, 2011	March 31, 2010	$ Change	% Change

Salaries and employee benefits	$7,473,503	$6,891,004	$582,499	8.5%
Occupancy and equipment expense	1,289,455	1,371,346	(81,891)	(6.0)
Professional and data processing fees	1,124,522	1,157,398	(32,876)	(2.8)
FDIC and other insurance	882,730	803,526	79,204	9.9
Loan/lease expense	276,228	569,015	(292,787)	(51.5)
Advertising and marketing	224,729	166,241	58,488	35.2
Postage and telephone	230,185	262,740	(32,555)	(12.4)
Stationery and supplies	134,643	120,398	14,245	11.8
Bank service charges	161,178	61,251	99,927	163.1
Prepayment fees on Federal Home Loan Bank advances	832,099	-	832,099	100.0
Losses on lease residual values	-	617,000	(617,000)	(100.0)
Other	382,999	422,003	(39,004)	(9.2)
	$13,012,271	$12,441,922	$570,349	4.6%

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Salaries and employee benefits, which is the largest component of noninterest expense, increased $582 thousand, or 9%, from the first quarter of 2010 to the same quarter of 2011.  This increase is largely the result of:

•	Customary annual salary and benefits increases for the majority of the Company’s employee base in 2011. For 2010, the Company did not generally increase salaries across the employee base.
•	Continued increase in health insurance-related employee benefits for the majority of the Company’s employee base.
•	Slight increase in the the Company’s employee base as full-time equivalents increased from 343 at March 31, 2010 to 347 at March 31, 2011.

Loan/lease expense decreased $292 thousand, or 52%, from the first quarter of 2010 to the first quarter of 2011.  The recent declining trend in nonperforming assets has translated over to the levels of loan/lease expense.

In an effort to utilize some of its excess liquidity and improve net interest margin by eliminating some of its higher cost wholesale funding, QCBT prepaid $15.0 million of FHLB advances during the first quarter of 2011.  As a result, QCBT incurred a prepayment fee totaling $832 thousand.  To offset these fees, QCBT sold $37.4 million of government sponsored agency securities for a pre-tax gain totaling $880 thousand.  See detailed discussion of this restructuring transaction in the Net Interest Income section earlier in Management’s Discussion and Analysis.

During the first quarter of 2010, the Company recognized losses in residual values for two direct financing equipment leases.  The sharp declines in value were isolated and attributable to changes in unique market conditions during the quarter related to the specific equipment.  Specifically, one of the affected leases related to auto-industry equipment.  During the first quarter of 2010, several like equipment dealers declared bankruptcy which led to disruption in the specific market.  As a result, pricing for new like equipment declined sharply.  Similarly, for the other affected lease, the underlying equipment was a commercial printer.  The commercial printing industry has experienced some challenges and pricing for this particular equipment experienced sharp declines during the first quarter of 2010.  In both cases, management determined the amount of the loss by comparing the recorded estimated residual value of the affected leases to the estimated value at the end of the lease term, as adjusted for the declined pricing for new like equipment.  And, in both cases, the equipment was sold in the second quarter of 2010 without any further losses realized.  Management continues to perform periodic and specific reviews of its residual values, and has identified modest residual risk remaining in the lease portfolio.

INCOME TAXES

The provision for income taxes totaled $955 thousand, or an effective tax rate of 30%, for the first quarter of 2011 compared to $392 thousand, or an effective tax rate of 24%, for the same quarter in 2010.  The increase in effective tax rate is the result of an increase in the proportionate share of taxable income to total income.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

FINANCIAL CONDITION

During the first quarter of 2011, the Company’s total assets increased 2% from $1.84 billion at December 31, 2010 to $1.87 billion at March 31, 2011.   The Company grew its securities portfolio $66.7 million, or 16%, during the quarter.  The growth was partially offset by a further decline in net loans/leases.  The net increase in assets during the quarter was funded by strong and continued growth of the Company’s deposit portfolio as balances grew $80.0 million, or 7%.

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return.  With the strong growth in deposits and the continued weak loan demand, the Company has carried excess liquidity on the balance sheet over the past year.  During the first quarter of 2011, the Company invested a portion of its excess liquidity in government guaranteed residential mortgage-backed securities and additional  government sponsored agency securities.  The former is a shift in mix for the Company’s securities portfolio in an effort to diversify and adapt to the changing balance sheet.  As a result, the Company grew its securities portfolio $66.7 million, or 16%, during the quarter.  The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following tables summarize the amortized cost and fair value of investment securities as of March 31, 2011 and December 31, 2010.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
March 31, 2011:	(dollars in thousands)
Securities held to maturity,
other bonds	$300	$-	$-	$300

Securities available for sale:
U.S. govt. sponsored agency securities	$390,497	$1,456	$(3,494)	$388,459
Residential mortgage-backed securities	73,325	224	(368)	73,181
Municipal securities	26,974	1,008	(60)	27,922
Trust preferred securities	86	-	(26)	60
Other securities	1,421	216	(1)	1,636
	$492,303	$2,904	$(3,949)	$491,258

December 31, 2010:
Securities held to maturity,
other bonds	$300	$-	$-	$300

Securities available for sale:
U.S. govt. sponsored agency securities	$401,711	$3,219	$(2,705)	$402,225
Residential mortgage-backed securities	65	5	-	70
Municipal securities	20,135	579	(110)	20,604
Trust preferred securities	86	-	(8)	78
Other securities	1,415	168	(13)	1,570
	$423,412	$3,971	$(2,836)	$424,547

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following tables present the maturities of securities held as of March 31, 2011 and the weighted average stated coupon rates by major type and range of maturity.  Note the yields below are calculated on a tax equivalent basis.

		Weighted
	Amortized	Average
	Cost	Yield
	(dollars in thousands)
U.S. gov't. sponsored agency securities:
Within 1 year	$10,065	2.67%
After 1 but within 5 years	76,642	1.82%
After 5 but within 10 years	211,821	2.78%
After 10 years	91,969	4.06%
	$390,497	2.89%

Residential mortgage-backed securities:
After 1 but within 5 years	$55	6.00%
After 10 years	73,270	4.21%
	$73,325	4.21%

Municipal securities:
Within 1 year	$1,516	2.97%
After 1 but within 5 years	7,350	3.73%
After 5 but within 10 years	10,430	3.95%
After 10 years	7,678	4.52%
	$26,974	4.00%

Trust preferred securities:
After 10 years	$86	7.80%

Other bonds:
After 1 but within 5 years	$250	5.63%
After 5 but within 10 years	50	5.43%
	$300	5.60%

Other securities with no maturity or stated face rate	$1,421

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following tables present the maturities of securities held as of December 31, 2010 and the weighted average stated coupon by major type and range of maturity.  Note the yields below are calculated on a tax equivalent basis.

		Weighted
	Amortized	Average
	Cost	Yield
	(dollars in thousands)

U.S. gov't. sponsored agency securities:
Within 1 year	$12,104	3.48%
After 1 but within 5 years	74,278	2.27%
After 5 but within 10 years	207,759	2.92%
After 10 years	107,570	4.39%
	$401,711	3.21%

Residential mortgage-backed securities:
After 1 but within 5 years	$65	6.00%

Municipal securities:
Within 1 year	$1,157	4.50%
After 1 but within 5 years	5,337	4.60%
After 5 but within 10 years	5,999	3.86%
After 10 years	7,642	4.60%
	$20,135	4.37%

Trust preferred securities:
After 10 years	$86	7.80%

Other bonds:
Within 1 year	$100	5.30%
After 1 but within 5 years	150	5.85%
After 5 but within 10 years	50	5.43%
	$300	5.60%

Other securities with no maturity or stated face rate	$1,415

See Note 2 for additional information regarding the Company’s securities portfolio.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Gross loans/leases receivable experienced a decline of $16.8 million, or 1%, during the first quarter of 2011.  The Company originated $87.6 million of new loans/leases to new and existing customers during the first three months of 2011; however, this was outpaced by payments and maturities as the Company’s markets continued to experience weak loan/lease demand.

Consistent with the intention of the Treasury Capital Purchase Program (“TCPP”), the Company is committed to providing transparency surrounding its utilization of the proceeds from participation in the TCPP, including its lending activities and support of the existing communities served.  The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the table on the following page along with a rollforward of activity for the three months ended March 31, 2011.

	For the three months ended March 31, 2011
	Quad City Bank & Trust	m2 Lease Funds	Cedar Rapids Bank & Trust	Rockford Bank & Trust	Elimination	QCR Holdings, Inc.

BALANCE AS OF DECEMBER 31, 2010:	(dollars in thousands)

Commercial loans	$194,316	$-	$117,236	$54,073	$-	$365,625
Commercial real estate loans	239,338	-	197,774	118,763	(2,158)	553,717
Direct financing leases	-	83,010	-	-	-	83,010
Residential real estate loans	34,820	-	32,155	15,222	-	82,197
Installment and other consumer loans	49,664	-	21,243	15,333	-	86,240
	518,138	83,010	368,408	203,391	(2,158)	1,170,789
Plus deferred loan/lease origination costs, net of fees	30	2,342	(628)	6	-	1,750
Gross loans/leases receivable	$518,168	$85,352	$367,780	$203,397	$(2,158)	$1,172,539

ORIGINATION OF NEW LOANS FOR 1ST QUARTER:

Commercial loans	17,664	-	10,528	468	-	28,661
Commercial real estate loans	18,062	-	2,739	2,659	-	23,461
Direct financing leases	-	9,241	-	-	-	9,241
Residential real estate loans	8,432	-	9,678	4,748	-	22,858
Installment and other consumer loans	2,862	-	365	129	-	3,356
	$47,021	$9,241	$23,310	$8,005	$-	$87,577

PAYMENTS/MATURITIES, NET OF ADVANCES OR RENEWALS ON EXISTING LOANS FOR 1ST QUARTER:

Commercial loans	(24,173)	-	(10,722)	(1,919)	-	(36,814)
Commercial real estate loans	(14,428)	-	(13,631)	625	27	(27,407)
Direct financing leases	-	(8,258)	-	-	-	(8,258)
Residential real estate loans	(11,012)	-	(12,943)	(1,393)	-	(25,347)
Installment and other consumer loans	(3,677)	-	(1,597)	(1,467)	-	(6,741)
	$(53,289)	$(8,258)	$(38,893)	$(4,154)	$27	$(104,567)

BALANCE AS OF MARCH 31, 2011:

Commercial loans	187,807	-	117,042	52,622	-	357,471
Commercial real estate loans	242,972	-	186,882	122,048	(2,131)	549,771
Direct financing leases	-	83,993	-	-	-	83,993
Residential real estate loans	32,240	-	28,891	18,577	-	79,708
Installment and other consumer loans	48,850	-	20,011	13,995	-	82,855
	511,870	83,993	352,825	207,241	(2,131)	1,153,799
Plus deferred loan/lease origination costs, net of fees	7	2,544	(593)	12	-	1,969
Gross loans/leases receivable	$511,877	$86,537	$352,231	$207,253	$(2,131)	$1,155,768

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

As commercial real estate loans are the largest loan type, management places a strong emphasis on monitoring the composition of the Company’s commercial real estate loan portfolio.  Management tracks the level of owner-occupied commercial real estate loans versus non owner-occupied loans.  Owner-occupied loans are generally considered to have less risk.  As of March 31, 2011 and December 31, 2010, approximately 28% and 26% of the commercial real estate loan portfolio was owner-occupied.

Following is a listing of significant industries within the Company’s commercial real estate loan portfolio as of March 31, 2011 and December 31, 2010:

	As of March 31,		As of December 31,
	2011		2010
	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Nonresidential Buildings	$169,517	31%	$154,427	28%
Lessors of Residential Buildings	50,015	9%	52,582	9%
Land Subdivision	32,845	6%	30,572	6%
Hotels	14,512	3%	16,081	3%
Lessors of Other Real Estate Property	12,826	2%	19,688	4%
New Single Family Construction	6,803	1%	16,053	3%
Other *	263,253	48%	264,314	47%

Total Commercial Real Estate Loans	$549,771	100%	$553,717	100%

*   “Other” consists of all other industries.  None of these had concentrations greater than $15 million, or 2.5% of total commercial real estate loans.

During the first quarter of 2011, the Company originated and held a limited amount of 15-year fixed rate residential real estate loans that met certain credit guidelines.  The remaining residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans.  Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans above.  In addition, the Company has not originated any subprime, Alt-A, no documentation, or stated income residential real estate loans throughout its history.

See Note 3 for additional information regarding the Company’s loan/lease portfolio.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Changes in the allowance for estimated losses on loans/leases for the three months ended March 31, 2011 and 2010 are presented as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010

Balance, beginning	$20,364,656	$22,504,734
Provisions charged to expense	1,067,664	1,603,229
Loans/leases charged off	(880,927)	(1,373,001)
Recoveries on loans/leases previously charged off	178,623	150,528
Balance, ending	$20,730,016	$22,885,490

The allowance for estimated losses on loans/leases was $20.7 million at March 31, 2011 compared to $20.4 million at December 31, 2010 and $22.9 million at March 31, 2010.  The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase/decrease in loans/leases and a detailed analysis of the loan/lease portfolio.  The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated less than “fair quality” and carrying aggregate exposure in excess of $100 thousand.  The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff and reported to management and the board of directors.  The Company’s allowance for estimated losses on loans/leases to gross loans/leases was 1.79% at March 31, 2011 which is an increase from 1.74% at December 31, 2010, and a decline from 1.85% at March 31, 2010.

Although management believes that the allowance for estimated losses on loans/leases at March 31, 2011 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future.  Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision.  Asset quality is a priority for the Company and its subsidiaries.  The ability to grow profitably is in part dependent upon the ability to maintain that quality.  The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 3 for additional information regarding the Company’s allowance for estimated losses on loans/leases.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The table below presents the amounts of nonperforming assets.

	As of March 31,	As of December 31,	As of September 30,	As of March 31,
	2011	2010	2010	2010

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$32,156	$37,427	$42,185	$33,296
Accruing loans/leases past due 90 days or more	123	320	3,610	57
Troubled debt restructures - accruing	3,379	3,405	1,510	154
Other real estate owned	8,358	8,535	11,976	8,972
Other repossessed assets	219	366	89	440
	$44,235	$50,053	$59,370	$42,919

Nonperforming loans/leases to total loans/leases	3.09%	3.51%	3.98%	2.71%
Nonperforming assets to total loans/leases plus reposessed property	3.80%	4.24%	4.94%	3.44%
Nonperforming assets to total assets	2.36%	2.73%	3.29%	2.34%
Texas ratio (3)	29.61%	33.57%	39.43%	29.13%

(1)	Includes government guaranteed portion
(2)	Includes troubled debt restructures of $8.4 million at March 31, 2011, $12.6 million at December 31, 2010, and none at March 31, 2010
(3)
Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance for Estimated Losses on Loans/Leases.  Texas Ratio is a non-GAAP financial measure.  Management included as this is considered to be a critical metric with which to analyze and evaluate asset quality.  Other companies may calculate this ratio differently.

The large majority of the nonperforming assets consist of nonaccrual loans/leases and other real estate owned.  For nonaccrual loans/leases, management has thoroughly reviewed these loans/leases and has provided specific reserves as appropriate.  Other real estate owned is carried at the fair value less costs to sell.

Nonperforming assets at March 31, 2011 were $44.2 million, down $5.8 million, or 12%, from $50.1 million at December 31, 2010.  Further, over the past two quarters, nonperforming assets declined $15.1 million, or 25%.  A combination of improved performance ($4.9 million) and charge-offs ($881 thousand) contributed to the decrease in the first quarter of 2011.

Deposits grew $80.0 million, or 7%, during the first quarter of 2011, and deposits grew $45.6 million, or 4%, from March 31, 2010 to March 31, 2011.  The table below presents the composition of the Company’s deposit portfolio.

	As of March 31, 2011	As of December 31, 2010	As of March 31, 2010

	(dollars in thousands)

Noninterest bearing demand deposits	$281,237	$276,827	$208,659
Interest bearing demand deposits	521,042	424,819	386,124
Savings deposits	37,689	35,805	34,957
Time deposits	307,151	312,010	428,638
Brokered time deposits	47,739	65,355	90,911
	$1,194,858	$1,114,816	$1,149,289

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company has been successful in shifting the deposit mix over the past year with increases in non-interest bearing deposits and a decline in brokered and retail time deposits.  Specifically, QCBT continues to have success growing its correspondent banking business as non-interest bearing correspondent deposits grew $35.7 million, or 44%, to $116.5 million during the first quarter of 2011.  These increases and the Company’s overall strong liquidity position have allowed the Company to reduce the level of brokered and other time deposits which has helped drive the reduction in the Company’s average cost of deposits.

Short-term borrowings decreased $6.3 million, or 4%, during the first quarter of 2011.  The subsidiary banks offer short-term repurchase agreements to some of their significant customers.  Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank or from their correspondent banks.  The table below presents the composition of the Company’s short-term borrowings.

	As of March 31, 2011	As of December 31, 2010	As of March 31, 2010

	(dollars in thousands)

Overnight repurchase agreements with customers	$117,902	$118,904	$101,703
Federal funds purchased	16,970	22,250	14,561
	$134,872	$141,154	$116,264

FHLB advances decreased by $28.5 million, or 12%, during the first quarter of 2011.  The decline was the combination of prepayment ($15.0 million) and maturities ($13.5 million).  As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs.  FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.  See Note 4 for additional information on FHLB advances.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other borrowings decreased $6.4 million, or 4%, from $150.1 million at December 31, 2010 to $143.6 million at March 31, 2011.  Other borrowings consist largely of structured wholesale repurchase agreements which are utilized as an alternative funding source to FHLB advances and customer deposits.  The table below presents the composition of the Company’s other borrowings.

	As of March 31, 2011	As of December 31, 2010

	(dollars in thousands)

Wholesale repurchase agreements	$135,000	$135,000
364-day revolving note	2,500	2,500
Series A subordinated notes	2,626	2,624
Secured borrowings - loan participations sold	3,504	9,936
Other	-	10
	$143,630	$150,070

As a result of a change in accounting rules, effective January 1, 2010, the Company recorded $3.5 million of secured borrowings and $205 thousand of deferred gains related to sales of the government guaranteed portion of certain loans as of March 31, 2011.  These secured borrowings do not bear interest and will mature within 90 days of the sales, at which time the sales will be fully recognized for accounting purposes.

The table below presents the composition of the Company’s stockholders’ equity, including the common and preferred equity components.

	As of March 31, 2011	As of December 31, 2010

	(dollars in thousands)

Common stock	$4,834	$4,732
Additional paid in capital - common	24,644	24,328
Retained earnings	41,644	40,551
Accumulated other comprehensive income (loss)	(641)	704
Noncontrolling interests	1,753	1,648
Less: Treasury stock	(1,606)	(1,606)
Total common stockholders' equity	70,628	70,357

Preferred stock	63	63
Additional paid in capital - preferred	62,267	62,151
Total preferred stockholders' equity	62,330	62,214

Total stockholders' equity	$132,958	$132,571

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Stockholders’ equity increased slightly during the first quarter of 2011.  Net income of $2.2 million for the quarter increased retained earnings; however, this was partially offset by declaration and accrual of preferred stock dividends and discount accretion totaling $1.0 million.  Specifically regarding the preferred stock dividends, the following details the dividend activity for the first quarter of 2011:

•	$478 thousand for the quarterly dividend on the outstanding shares of Series D Cumulative Perpetual Preferred Stock at a stated rate of 5.00%, including the related discount accretion, and
•	$438 thousand for the quarterly dividend on the outstanding shares of Series E Non-Cumulative Perpetual Preferred Stock at a stated dividend rate of 7.00%.

It is the Company’s intention to consider the payment of common stock dividends on a semi-annual basis.

Lastly, the available for sale portion of the securities portfolio experienced a decline in fair value of $1.3 million, net of tax, for the first three months of 2011 as a result of fluctuation in certain market rates at the end of the quarter as well as the realized gains on the sale of $37.4 million of QCBT’s government agency securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs.  The Company monitors liquidity risk through contingency planning stress testing on a regular basis.  The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable.  One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $133.4 million at March 31, 2011 and $143.7 million at December 31, 2010.  These levels of on balance sheet liquidity have grown over the past few years.

The Company has a variety of sources of short-term liquidity available, including federal funds purchased from correspondent banks, FHLB advances, structured wholesale repurchase agreements, brokered certificates of deposit, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales.  At March 31, 2011, the subsidiary banks had 19 lines of credit totaling $184.7 million, of which $64.3 million was secured and $120.5 million was unsecured.  At March 31, 2011, all of the $184.7 million was available.  Additionally, the Company has a single $20.0 million secured revolving line of credit with a maturity date of April 1, 2012.  As of March 31, 2011, the Company had $17.5 million available as the line of credit carried an outstanding balance of $2.5 million.

Throughout its history, the Company has secured additional capital through various resources, including the issuance of trust preferred securities and the issuance of preferred stock.  Trust preferred securities ar reported on the Company's balance sheet as liabilities, but do qualify for treatment as regulatory capital.

See following for table that presents the details of the trust preferred securities issued and outstanding as of March 31, 2011.

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 3/31/11	Interest Rate as of 12/31/10

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR *	3.16%	6.93%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.16%	3.15%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.10%	2.09%
QCR Holdings Statutory Trust V	February 2006	10,310,000	6.62%**	6.62%	6.62%
		$36,085,000

*Rate was fixed at 6.93% until March 31, 2011 when it became variable based on 3-month LIBOR plus 2.85%, reset quarterly.
**Rate is fixed until April 7, 2011, when it becomes variable based on 3-month LIBOR plus 1.55%, reset quarterly.

See following for table that presents the details of the preferred stock issued and outstanding as of March 31, 2011.

	Date Issued	Aggregate Purchase Price	Stated Dividend Rate

Series D Cumulative Perpetual Preferred Stock	February 2009	38,237,000	5.00	% *
Series E Non-Cumulative Convertible Perpetual Preferred Stock	June 2010	25,000,000	7.00%
		$63,237,000

*Company pays cumulative dividends at a rate of 5.00% per annum for the first five years, and 9.00% per annum thereafter.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The most recent notification from the FDIC categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action.  The Company and the subsidiary banks’ actual capital amounts and ratios as of March 31, 2011 and December 31, 2010 are presented in the following tables (dollars in thousands):

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of March 31, 2011:
Company:
Total risk-based capital	$184,677	13.92%	$106,114	>	8.0%	N/A		N/A
Tier 1 risk-based capital	163,569	12.33%	53,057	>	4.0	N/A		N/A
Tier 1 leverage ratio	163,569	8.66%	75,543	>	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$95,433	13.10%	$58,285	>	8.0%	$72,856	>	10.00%
Tier 1 risk-based capital	86,335	11.85%	29,143	>	4.0	43,714	>	6.00%
Tier 1 leverage ratio	86,335	8.06%	42,859	>	4.0	53,574	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$56,560	14.79%	$30,593	>	8.0%	$38,241	>	10.00%
Tier 1 risk-based capital	51,734	13.53%	15,296	>	4.0	22,945	>	6.00%
Tier 1 leverage ratio	51,734	9.25%	22,361	>	4.0	27,951	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$34,125	15.69%	$17,397	>	8.0%	$21,747	>	10.00%
Tier 1 risk-based capital	31,402	14.44%	8,699	>	4.0	13,048	>	6.00%
Tier 1 leverage ratio	31,402	11.67%	10,763	>	4.0	13,453	>	5.00%

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2010:
Company:
Total risk-based capital	$183,030	13.70%	$106,870	>	8.0%	N/A		N/A
Tier 1 risk-based capital	161,939	12.12%	53,435	>	4.0	N/A		N/A
Tier 1 leverage ratio	161,939	8.71%	74,342	>	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$95,875	13.12%	$58,455	>	8.0%	$73,069	>	10.00%
Tier 1 risk-based capital	86,821	11.88%	29,228	>	4.0	43,841	>	6.00%
Tier 1 leverage ratio	86,821	8.48%	40,965	>	4.0	51,206	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$55,401	14.14%	$31,335	>	8.0%	$39,169	>	10.00%
Tier 1 risk-based capital	50,465	12.88%	15,667	>	4.0	23,501	>	6.00%
Tier 1 leverage ratio	50,465	9.03%	22,354	>	4.0	27,942	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$33,852	15.82%	$17,119	>	8.0%	$21,399	>	10.00%
Tier 1 risk-based capital	31,171	14.57%	8,560	>	4.0	12,839	>	6.00%
Tier 1 leverage ratio	31,171	11.31%	11,027	>	4.0	13,784	>	5.00%

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Application of the simulation model analysis at the most recent quarter-end available demonstrated the following:

	NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	As of December 31, 2010	As of March 31, 2010

100 basis point downward shift	-1.9%	-1.1%
200 basis point upward shift	-3.0%	-3.5%
300 basis point upward shift *	-1.6%	N/A

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

Part I
Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2011.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. “Risk Factors,” in the Company’s 2010 Annual Report on Form 10-K.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	[REMOVED AND RESERVED]

Item 5	Other Information

None

Item 6	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC. (Registrant)

Date May 9, 2011	By:	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date May 9, 2011	By:	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer