Form 10-Q
period 2011-06-30
QCR HOLDINGS INC
filed 2011-08-08
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending June 30, 2011

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 1, 2011, the Registrant had outstanding 4,742,234 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page Number(s)
Part I	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets	2
		As of June 30, 2011 and December 31, 2010

		Consolidated Statements of Income	3
		For the Three Months Ended June 30, 2011 and 2010

		Consolidated Statements of Income	4
		For the Six Months Ended June 30, 2011 and 2010

		Consolidated Statement of Changes in Stockholders' Equity	5
		For the Six Months Ended June 30, 2011 and 2010

		Consolidated Statements of Cash Flows	6
		For the Six Months Ended June 30, 2011 and 2010

		Notes to the Consolidated Financial Statements	7-28

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29-58

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59-60

	Item 4.	Controls and Procedures	61

Part II	OTHER INFORMATION

	Item 1.	Legal Proceedings	62

	Item 1.A.	Risk Factors	62

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

	Item 3.	Defaults upon Senior Securities	62

	Item 4.	[Removed and Reserved]	62

	Item 5.	Other Information	62

	Item 6.	Exhibits	63

Signatures			64-65

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2011 and December 31, 2010

	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$45,080,673	$42,030,806
Federal funds sold	8,000,000	61,960,000
Interest-bearing deposits at financial institutions	27,292,995	39,745,611

Securities held to maturity, at amortized cost	300,000	300,000
Securities available for sale, at fair value	513,604,726	424,546,767
Total securities	513,904,726	424,846,767

Loans receivable held for sale	2,251,437	14,084,859
Loans/leases receivable held for investment	1,181,642,522	1,158,453,744
Gross loans/leases receivable	1,183,893,959	1,172,538,603
Less allowance for estimated losses on loans/leases	(19,802,632)	(20,364,656)
Net loans/leases receivable	1,164,091,327	1,152,173,947

Premises and equipment, net	30,533,692	31,118,744
Goodwill	3,222,688	3,222,688
Accrued interest receivable	6,555,243	6,435,989
Bank-owned life insurance	41,266,443	33,565,390
Prepaid FDIC insurance	4,303,530	5,361,314
Restricted investment securities	15,459,200	16,668,700
Other real estate owned, net	10,430,122	8,534,711
Other assets	8,347,704	10,970,549

Total assets	$1,878,488,343	$1,836,635,216

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$297,196,834	$276,827,205
Interest-bearing	917,117,538	837,988,652
Total deposits	1,214,314,372	1,114,815,857

Short-term borrowings	122,394,544	141,154,499
Federal Home Loan Bank advances	204,750,000	238,750,000
Other borrowings	140,916,051	150,070,785
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	22,703,622	23,188,367
Total liabilities	1,741,163,589	1,704,064,508

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000 June 2011 and December 2010 - 63,237 shares issued and outstanding	63,237	63,237
Common stock, $1 par value; shares authorized 20,000,000 June 2011 - 4,855,505 shares issued and 4,734,259 outstanding December 2010 - 4,732,428 shares issued and 4,611,182 outstanding	4,855,505	4,732,428
Additional paid-in capital	87,298,473	86,478,269
Retained earnings	43,096,853	40,550,900
Accumulated other comprehensive income	1,768,339	704,165
Noncontrolling interests	1,848,857	1,648,219
Less treasury stock, June 2011 and December 2010 - 121,246 common shares, at cost	(1,606,510)	(1,606,510)
Total stockholders' equity	137,324,754	132,570,708
Total liabilities and stockholders' equity	$1,878,488,343	$1,836,635,216

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended June 30,

	2011	2010
Interest and dividend income:
Loans/leases, including fees	$16,515,966	$17,100,311
Securities:
Taxable	2,821,682	2,713,261
Nontaxable	259,813	227,574
Interest-bearing deposits at financial institutions	102,944	146,898
Restricted investment securities	137,965	107,108
Federal funds sold	23,706	63,947
Total interest and dividend income	19,862,076	20,359,099

Interest expense:
Deposits	2,321,641	3,414,644
Short-term borrowings	68,911	149,403
Federal Home Loan Bank advances	1,978,499	2,313,970
Other borrowings	1,289,739	1,466,235
Junior subordinated debentures	252,231	483,755
Total interest expense	5,911,021	7,828,007

Net interest income	13,951,055	12,531,092

Provision for loan/lease losses	1,672,221	1,376,189
Net interest income after provision for loan/lease losses	12,278,834	11,154,903

Noninterest income:
Trust department fees	894,733	729,262
Investment advisory and management fees, gross	550,243	471,799
Deposit service fees	856,661	860,318
Gains on sales of loans, net	755,128	553,178
Securities gains	148,602	-
Losses on sales of other real estate owned, net	(107,656)	(102,102)
Earnings on bank-owned life insurance	356,642	286,150
Credit card issuing fees, net of processing costs	77,336	110,431
Other	641,692	629,034
Total noninterest income	4,173,381	3,538,070

Noninterest expense:
Salaries and employee benefits	7,355,533	7,068,315
Occupancy and equipment expense	1,368,293	1,365,326
Professional and data processing fees	1,136,978	1,125,582
FDIC and other insurance	687,587	883,965
Loan/lease expense	656,069	411,097
Advertising and marketing	334,354	243,214
Postage and telephone	231,515	235,359
Stationery and supplies	123,529	123,885
Bank service charges	177,478	142,615
Prepayment fees on Federal Home Loan Bank advances	-	-
Losses on lease residual values	-	-
Other-than-temporary impairment losses on securities	118,847	-
Other	365,364	615,228
Total noninterest expense	12,555,547	12,214,586

Net income before income taxes	3,896,668	2,478,387
Federal and state income tax expense	1,123,454	678,550
Net income	$2,773,214	$1,799,837
Less: Net income attributable to noncontrolling interests	98,245	62,336
Net income attributable to QCR Holdings, Inc.	$2,674,969	$1,737,501

Less: Preferred stock dividends	1,035,742	1,037,313
Net income attributable to QCR Holdings, Inc. common stockholders	$1,639,227	$700,188

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.34	$0.15
Diluted	$0.34	$0.15

Weighted average common shares outstanding	4,847,740	4,591,319
Weighted average common and common equivalent shares outstanding	4,873,978	4,649,413

Cash dividends declared per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Six Months Ended June 30,

	2011	2010
Interest and dividend income:
Loans/leases, including fees	$32,250,606	$34,613,800
Securities:
Taxable	5,157,921	5,175,941
Nontaxable	499,159	456,298
Interest-bearing deposits at financial institutions	214,093	291,816
Restricted investment securities	301,485	212,587
Federal funds sold	90,044	85,234
Total interest and dividend income	38,513,308	40,835,676

Interest expense:
Deposits	4,747,195	6,789,653
Short-term borrowings	182,577	318,249
Federal Home Loan Bank advances	4,121,875	4,558,047
Other borrowings	2,568,918	2,855,354
Junior subordinated debentures	732,886	962,713
Total interest expense	12,353,451	15,484,016

Net interest income	26,159,857	25,351,660

Provision for loan/lease losses	2,739,885	2,979,418
Net interest income after provision for loan/lease losses	23,419,972	22,372,242

Noninterest income:
Trust department fees	1,845,535	1,635,050
Investment advisory and management fees, gross	1,081,461	906,494
Deposit service fees	1,729,333	1,683,086
Gains on sales of loans, net	1,514,821	722,132
Securities gains	1,028,914	-
Losses on sales of other real estate owned, net	(132,754)	(444,648)
Earnings on bank-owned life insurance	701,053	620,656
Credit card issuing fees, net of processing costs	218,496	196,573
Other	1,243,646	1,050,364
Total noninterest income	9,230,505	6,369,707

Noninterest expense:
Salaries and employee benefits	14,829,036	13,959,319
Occupancy and equipment expense	2,657,748	2,736,672
Professional and data processing fees	2,261,500	2,282,980
FDIC and other insurance	1,570,317	1,687,491
Loan/lease expense	932,297	980,112
Advertising and marketing	559,083	409,455
Postage and telephone	461,700	498,099
Stationery and supplies	258,172	244,283
Bank service charges	338,656	259,383
Prepayment fees on Federal Home Loan Bank advances	832,099	-
Losses on lease residual values	-	617,000
Other-than-temporary impairment losses on securities	118,847	-
Other	748,363	981,714
Total noninterest expense	25,567,818	24,656,508

Net income before income taxes	7,082,659	4,085,441
Federal and state income tax expense	2,077,961	1,070,671
Net income	$5,004,698	$3,014,770
Less: Net income (loss) attributable to noncontrolling interests	204,769	(14,740)
Net income attributable to QCR Holdings, Inc.	$4,799,929	$3,029,510

Less: Preferred stock dividends	2,068,113	2,070,732
Net income attributable to QCR Holdings, Inc. common stockholders	$2,731,816	$958,778

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.57	$0.21
Diluted	$0.57	$0.21

Weighted average common shares outstanding	4,759,728	4,582,542
Weighted average common and common equivalent shares outstanding	4,778,848	4,615,866

Cash dividends declared per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
Six Months Ended June 30, 2011 and 2010

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Treasury Stock	Total
Balance December 31, 2010	$63,237	$4,732,428	$86,478,269	$40,550,900	$704,165	$1,648,219	$(1,606,510)	$132,570,708
Comprehensive income:
Net income	-	-	-	2,124,960	-	106,524	-	2,231,484
Other comprehensive loss, net of tax	-	-	-	-	(1,345,554)	-	-	(1,345,554)
Comprehensive income								885,930
Preferred cash dividends declared and accrued	-	-	-	(915,462)	-	-	-	(915,462)
Discount accretion on cumulative preferred stock	-	-	116,909	(116,909)	-	-	-	-
Proceeds from issuance of 9,081 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	9,081	49,249	-	-	-	-	58,330
Proceeds from issuance of 24,300 shares of common stock as a result of stock options exercised	-	24,300	146,067	-	-	-	-	170,367
Exchange of 2,171 shares of common stock in connection with stock options exercised	-	(2,171)	(14,070)	-	-	-	-	(16,241)
Stock compensation expense	-	-	206,569					206,569
Restricted stock awards	-	69,924	(69,924)	-	-	-	-	-
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,065)	-	(2,065)
Balance March 31, 2011	$63,237	$4,833,562	$86,913,069	$41,643,489	$(641,389)	$1,752,678	$(1,606,510)	$132,958,136
Comprehensive income:
Net income	-	-	-	2,674,969	-	98,245	-	2,773,214
Other comprehensive income, net of tax	-	-	-	-	2,409,728	-	-	2,409,728
Comprehensive income								5,182,942
Common cash dividends declared, $0.04 per share	-	-	-	(185,863)	-	-	-	(185,863)
Preferred cash dividends declared and accrued	-	-	-	(915,462)	-	-	-	(915,462)
Discount accretion on cumulative preferred stock	-	-	120,280	(120,280)	-	-	-	-
Proceeds from issuance of 11,355 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	11,355	61,582	-	-	-	-	72,937
Proceeds from issuance of 10,967 shares of common stock as a result of stock options exercised	-	10,967	65,205	-	-	-	-	76,172
Exchange of 379 shares of common stock in connection with stock options exercised	-	(379)	(3,033)	-	-	-	-	(3,412)
Stock compensation expense	-	-	141,370					141,370
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,066)	-	(2,066)
Balance June 30, 2011	$63,237	$4,855,505	$87,298,473	$43,096,853	$1,768,339	$1,848,857	$(1,606,510)	$137,324,754

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Treasury Stock	Total
Balance December 31, 2009	$38,805	$4,674,536	$82,194,330	$38,458,477	$135,608	$1,699,630	$(1,606,510)	$125,594,876
Comprehensive income:
Net income	-	-	-	1,292,009	-	(77,076)	-	1,214,933
Other comprehensive income, net of tax	-	-	-	-	1,663,236	-	-	1,663,236
Comprehensive income								2,878,169
Preferred cash dividends declared and accrued	-	-	-	(924,088)	-	-	-	(924,088)
Discount accretion on cumulative preferred stock	-	-	109,331	(109,331)	-	-	-	-
Proceeds from issuance of warrants to purchase 54,000 shares of common stock in conjunction with the issuance of Series A Subordinated Notes	-	-	84,240	-	-	-	-	84,240
Proceeds from issuance of 6,270 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	6,270	40,849	-	-	-	-	47,119
Exchange of 367 shares of common stock in connection with payroll taxes for restricted stock	-	(367)	(2,730)	-	-	-	-	(3,097)
Stock compensation expense	-	-	181,489					181,489
Restricted stock awards	-	23,598	(23,598)	-	-	-	-	-
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,065)	-	(2,065)
Balance March 31, 2010	$38,805	$4,704,037	$82,583,911	$38,717,067	$1,798,844	$1,620,489	$(1,606,510)	$127,856,643
Comprehensive income:
Net income	-	-	-	1,737,501	-	62,336	-	1,799,837
Other comprehensive income, net of tax	-	-	-	-	2,043,708	-	-	2,043,708
Comprehensive income								3,843,545
Common cash dividends declared, $0.04 per share	-	-	-	(182,730)	-	-	-	(182,730)
Preferred cash dividends declared and accrued	-	-	-	(924,088)	-	-	-	(924,088)
Discount accretion on cumulative preferred stock	-	-	113,225	(113,225)	-	-	-	-
Exchange of 268 shares of Series B Non-Cumulative Perpetual Preferred Stock for 13,400 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	13,132	-	(13,132)	-	-	-	-	-
Exchange of 300 shares of Series C Non-Cumulative Perpetual Preferred Stock for 7,500 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	7,200	-	(7,200)	-	-	-	-	-
Proceeds from issuance of 4,100 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	4,100	-	3,199,333	-	-	-	-	3,203,433
Proceeds from issuance of 9,629 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	9,629	62,733	-	-	-	-	72,362
Proceeds from the issuance of 1,504 shares of common stock in connection with options exercised	-	1,504	11,715	-	-	-	-	13,219
Stock compensation expense	-	-	112,693					112,693
Other adjustments to noncontrolling interests	-	-	-	-	-	4,706	-	4,706
Balance June 30, 2010	$63,237	$4,715,170	$86,063,278	$39,234,525	$3,842,552	$1,687,531	$(1,606,510)	$133,999,783

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,004,698	$3,014,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,285,282	1,294,578
Provision for loan/lease losses	2,739,885	2,979,418
Amortization of offering costs on subordinated debentures	7,158	7,158
Stock-based compensation expense	397,927	371,436
Losses on sales of other real estate owned, net	132,754	444,648
Amortization of premiums on securities, net	1,704,629	1,804,503
Securities gains	(1,028,914)	-
Other-than-temporary impairment losses on securities	118,847	-
Loans originated for sale	(43,161,215)	(49,278,922)
Proceeds on sales of loans	56,509,458	50,299,970
Gains on sales of loans, net	(1,514,821)	(722,132)
Prepayment fees on Federal Home Loan Bank advances	832,099	-
Losses on lease residual values	-	617,000
Increase in accrued interest receivable	(119,254)	(27,941)
Decrease in prepaid FDIC insurance	1,057,784	1,199,523
Increase in cash value of bank-owned life insurance	(701,053)	(620,656)
Decrease (increase) in other assets	1,952,742	(2,468,908)
(Decrease) increase in other liabilities	(537,175)	526,158
Net cash provided by operating activities	$24,680,831	$9,440,603

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold	53,960,000	(27,591,667)
Net decrease (increase) in interest-bearing deposits at financial institutions	12,452,616	(903,164)
Proceeds from sales of foreclosed assets	2,618,237	1,674,345
Activity in securities portfolio:
Purchases	(299,119,217)	(190,707,222)
Calls, maturities and redemptions	162,834,446	140,067,000
Paydowns	2,430,154	234,858
Sales	45,725,084	-
Activity in restricted investment securities:
Purchases	(57,300)	(1,371,950)
Redemptions	1,266,800	94,500
Activity in bank-owned life insurance:
Purchases	(7,000,000)	(3,150,000)
Surrender of policy	-	609,772
Net (increase) decrease in loans/leases originated and held for investment	(31,137,089)	25,831,974
Purchase of premises and equipment	(700,230)	(1,843,505)
Net cash used in investing activities	$(56,726,499)	$(57,055,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	99,498,515	30,933,114
Net decrease in short-term borrowings	(18,759,955)	(17,864,384)
Activity in Federal Home Loan Bank advances:
Advances	-	30,000,000
Calls and maturities	(19,000,000)	(12,100,000)
Prepayments	(15,832,099)	-
Net (decrease) increase in other borrowings	(9,154,734)	13,475,122
Proceeds from issuance of Series A Subordinated Notes and detachable warrants to purchase 54,000 shares of common stock	-	2,700,000
Payment of cash dividends on common and preferred stock	(2,014,345)	(2,029,809)
Proceeds from issuance of Series E Noncumulative Convertible Perpetual Preferred Stock, net	-	3,203,433
Proceeds from issuance of common stock, net	358,153	129,603
Net cash provided by financing activities	$35,095,535	$48,447,079

Net increase in cash and due from banks	3,049,867	832,623
Cash and due from banks, beginning	42,030,806	35,878,046
Cash and due from banks, ending	$45,080,673	$36,710,669

Supplemental disclosure of cash flow information, cash payments for:
Interest	$12,824,212	$15,759,012

Income/franchise taxes	$1,162,609	$1,472,491

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale, net	$1,064,174	$3,706,944

Transfers of loans to other real estate owned	$4,646,402	$2,847,342

See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2011

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.  Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding.  The results of the interim period ended June 30, 2011, are not necessarily indicative of the results expected for the year ending December 31, 2011.

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Recent accounting developments:  In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-2, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-2 amends ASC Topic 310, Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company has evaluated the effect of ASU 2011-2 and believes adoption will not have a material impact on the consolidated financial statements.

In April 2011, FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.  ASU 2011-04 amends Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, Comprehensive Income, to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of June 30, 2011 and December 31, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
June 30, 2011:
Securities held to maturity, other bonds	$300,000	$-	$-	$300,000

Securities available for sale:
U.S. govt. sponsored agency securities	$403,338,170	$1,901,993	$(1,474,226)	$403,765,937
Residential mortgage-backed securities	80,724,229	1,384,625	(70,733)	82,038,121
Municipal securities	25,254,632	954,386	(9,069)	26,199,949
Trust preferred securities	86,200	-	(13,000)	73,200
Other securities	1,343,556	184,912	(949)	1,527,519
	$510,746,787	$4,425,916	$(1,567,977)	$513,604,726

December 31, 2010:
Securities held to maturity, other bonds	$300,000	$-	$-	$300,000

Securities available for sale:
U.S. govt. sponsored agency securities	$401,711,432	$3,218,843	$(2,704,919)	$402,225,356
Residential mortgage-backed securities	64,912	5,526	-	70,438
Municipal securities	20,134,611	579,215	(110,346)	20,603,480
Trust preferred securities	86,200	-	(8,200)	78,000
Other securities	1,414,661	168,331	(13,499)	1,569,493
	$423,411,816	$3,971,915	$(2,836,964)	$424,546,767

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2011:
Securities available for sale:
U.S. govt. sponsored agency securities	$143,324,052	$(1,474,226)	$-	$-	$143,324,052	$(1,474,226)
Residential mortgage-backed securities	8,430,313	(70,733)	-	-	8,430,313	(70,733)
Municipal securities	765,827	(6,415)	226,840	(2,654)	992,667	(9,069)
Trust preferred securities	73,200	(13,000)	-	-	73,200	(13,000)
Other securities	-	-	2,752	(949)	2,752	(949)
	$152,593,392	$(1,564,374)	$229,592	$(3,603)	$152,822,984	$(1,567,977)

December 31, 2010:
Securities available for sale:
U.S. govt. sponsored agency securities	$159,302,061	$(2,704,919)	$-	$-	$159,302,061	$(2,704,919)
Municipal securities	4,333,786	(47,884)	678,378	(62,462)	5,012,164	(110,346)
Trust preferred securities	86,200	(8,200)	-	-	86,200	(8,200)
Other securities	226,250	(12,671)	2,872	(828)	229,122	(13,499)
	$163,948,297	$(2,773,674)	$681,250	$(63,290)	$164,629,547	$(2,836,964)

At June 30, 2011, the investment portfolio included 337 securities.  Of this number, 84 securities had current unrealized losses with aggregate depreciation less than 1% from the amortized cost basis.  Of these 84, two had unrealized losses for twelve months or more.  All of the debt securities in unrealized loss positions are considered acceptable credit risks.  Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.  In addition, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.  At June 30, 2011 and December 31, 2010, equity securities represented less than 1% of the total portfolio.

The Company did not recognize other-than-temporary impairment on any debt securities for the three and six months ended June 30, 2011 and 2010.

During the second quarter of 2011, the Company’s evaluation determined that two privately held equity securities experienced declines in fair value that were other-than-temporary.  As a result, the Company wrote down the value of these securities and recognized losses in the amount of $118,847.  The Company did not recognize other-than-temporary impairment on any of its equity securities during the first quarter of 2011.  Additionally, the Company did not recognize other-than-temporary impairment on its equity securities for the three and six months ended June 30, 2010.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

All sales of securities, as applicable, for the three and six months ended June 30, 2011 and 2010, respectively, were from securities identified as available for sale.  Information on proceeds received, as well as pre-tax gross gains from sales of those securities is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Proceeds from sales of securities	$8,331,005	$-	$45,725,084	$-
Pre-tax gross gains from sales of securities	148,602	-	1,028,914	-

The amortized cost and fair value of securities as of June 30, 2011 by contractual maturity are shown below.  A portion of the Company’s U.S. government sponsored agency securities contain call options which allow the issuer, at its discretion, to call the security at predetermined dates prior to the contractual maturity date.  Expected maturities of residential mortgage-backed securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed securities may be called or prepaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following table.  Other securities are excluded from the maturity categories as there is no fixed maturity date.

	Amortized Cost	Fair Value
Securities held to maturity:
Due after one year through five years	$250,000	$250,000
Due after five years	50,000	50,000
	$300,000	$300,000

Securities available for sale:
Due in one year or less	$6,707,952	$6,728,343
Due after one year through five years	82,105,034	82,544,254
Due after five years	339,866,016	340,766,489
	$428,679,002	$430,039,086
Residential mortgage-backed securities	80,724,229	82,038,121
Other securities	1,343,556	1,527,519
	$510,746,787	$513,604,726

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of June 30, 2011 and December 31, 2010 is presented as follows:

	As of June 30,	As of December 31,
	2011	2010

Commercial and industrial loans	$368,565,026	$365,625,271
Commercial real estate loans
Owner-occupied commercial real estate	163,115,026	141,411,027
Commercial construction, land development, and other land	62,027,603	65,529,058
Other non owner-occupied commercial real estate	334,634,433	346,777,179
	559,777,062	553,717,264

Direct financing leases *	85,563,743	83,009,647
Residential real estate loans **	86,058,931	82,196,622
Installment and other consumer loans	81,858,293	86,239,944
	1,181,823,055	1,170,788,748
Plus deferred loan/lease orgination costs, net of fees	2,070,904	1,749,855
	1,183,893,959	1,172,538,603
Less allowance for estimated losses on loans/leases	(19,802,632)	(20,364,656)
	$1,164,091,327	$1,152,173,947

* Direct financing leases:
Net minimum lease payments to be received	$97,603,108	$94,921,417
Estimated unguaranteed residual values of leased assets	1,137,794	1,204,865
Unearned lease/residual income	(13,177,159)	(13,116,635)
	85,563,743	83,009,647
Plus deferred lease origination costs, net of fees	2,670,346	2,341,628
	88,234,089	85,351,275
Less allowance for estimated losses on leases	(1,591,309)	(1,530,572)
	$86,642,780	$83,820,703

**Includes residential real estate loans held for sale totaling $2,251,437 and $14,084,859 as of June 30, 2011 and December 31, 2010, respectively.

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For the three and six months ended June 30, 2011, there were no losses on residual values.  And, for the three months ended June 30, 2010, there were no losses on residual values.  During the first quarter of 2010, the Company recognized losses totaling $617,000 in residual values for two direct financing equipment leases.  At June 30, 2011, the Company had 45 leases remaining with residual values totaling $1,137,794 that were not protected with a lease end options rider.  At December 31, 2010, the Company had 54 leases remaining with residual values totaling $1,204,865 that were not protected with a lease end options rider.  Management has performed specific evaluations of these residual values and determined that the valuations are appropriate.

The aging of the loan/lease portfolio by classes of loans/leases as of June 30, 2011 is presented as follows:

Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$360,085,874	$2,321,419	$22,127	$-	$6,135,606	$368,565,026
Commercial Real Estate
Owner-Occupied Commercial Real Estate	160,349,706	960,665	315,262	-	1,489,393	163,115,026
Commercial Construction, Land Development, and Other Land	58,285,318	-	-	-	3,742,285	62,027,603
Other Non Owner-Occupied Commercial Real Estate	323,311,179	3,069,736	350,938	-	7,902,580	334,634,433
Direct Financing Leases	83,334,047	756,199	135,727	-	1,337,770	85,563,743
Residential Real Estate	84,843,567	-	-	122,567	1,092,797	86,058,931
Installment and Other Consumer	79,574,163	409,785	44,744	235,414	1,594,187	81,858,293
	$1,149,783,854	$7,517,804	$868,798	$357,981	$23,294,618	$1,181,823,055

As a percentage of total loan/lease portfolio	97.29%	0.64%	0.07%	0.03%	1.97%	100.00%

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2010 is presented as follows:

Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$353,437,063	$300,224	$203,722	$-	$11,684,262	$365,625,271
Commercial Real Estate
Owner-Occupied Commercial Real Estate	139,880,634	236,910	-	103,015	1,190,468	141,411,027
Commercial Construction, Land Development, and Other Land	55,552,352	746,545	-	-	9,230,161	65,529,058
Other Non Owner-Occupied Commercial Real Estate	335,171,858	275,000	546,019	70,125	10,714,177	346,777,179
Direct Financing Leases	79,708,979	1,605,836	92,244	-	1,602,588	83,009,647
Residential Real Estate	79,910,279	876,509	-	123,557	1,286,277	82,196,622
Installment and Other Consumer	84,214,010	101,770	182,349	23,139	1,718,676	86,239,944
	$1,127,875,175	$4,142,794	$1,024,334	$319,836	$37,426,609	$1,170,788,748

As a percentage of total loan/lease portfolio	96.33%	0.35%	0.09%	0.03%	3.20%	100.00%

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Nonperforming loans/leases by classes of loans/leases as of June 30, 2011 is presented as follows:

Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Troubled Debt Restructures - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$-	$6,135,606	$1,051,818	$7,187,424	26.38%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	1,489,393	-	1,489,393	5.47%
Commercial Construction, Land Development, and Other Land	-	3,742,285	961,879	4,704,164	17.27%
Other Non Owner-Occupied Commercial Real Estate	-	7,902,580	947,643	8,850,223	32.48%
Direct Financing Leases	-	1,337,770	630,777	1,968,547	7.23%
Residential Real Estate	122,567	1,092,797	-	1,215,364	4.46%
Installment and Other Consumer	235,414	1,594,187	-	1,829,601	6.72%
	$357,981	$23,294,618	$3,592,117	$27,244,716	100.00%

*Nonaccrual loans/leases includes $10,995,684 of troubled debt restructures, including $1,675,015 in commercial and industrial loans, $8,435,229 in commercial real estate loans, $412,106 in direct financing leases, and $473,334 in installment and other consumer loans.

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance for estimated losses on loans/leases by portfolio segment for the three and six months ended June 30, 2011 and 2010, respectively, are presented as follows:

	Three Months Ended June 30, 2011

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$8,454,099	$8,631,699	$1,467,934	$706,305	$1,469,979	$20,730,016
Provisions charged to expense	224,974	865,054	123,221	50,770	408,202	1,672,221
Loans/leases charged off	(1,593,901)	(921,407)	-	-	(176,397)	(2,691,705)
Recoveries on loans/leases previously charged off	39,272	27,293	154	-	25,381	92,100
Balance, ending	$7,124,444	$8,602,639	$1,591,309	$757,075	$1,727,165	$19,802,632

	Three Months Ended June 30, 2010

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$5,952,428	$12,760,945	$1,849,632	$618,929	$1,703,556	$22,885,490
Provisions charged to expense	1,138,744	109,011	84,189	(51,438)	95,683	1,376,189
Loans/leases charged off	(1,253,672)	(1,083,128)	(226,275)	-	(327,538)	(2,890,613)
Recoveries on loans/leases previously charged off	38,008	121,039	216	-	30,634	189,897
Balance, ending	$5,875,508	$11,907,867	$1,707,762	$567,491	$1,502,335	$21,560,963

	Six Months Ended June 30, 2011

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$7,548,922	$9,087,315	$1,530,572	$748,028	$1,449,819	$20,364,656
Provisions charged to expense	1,216,493	392,902	303,885	9,047	817,558	2,739,885
Loans/leases charged off	(1,790,617)	(921,537)	(243,446)	-	(617,032)	(3,572,632)
Recoveries on loans/leases previously charged off	149,646	43,959	298	-	76,820	270,723
Balance, ending	$7,124,444	$8,602,639	$1,591,309	$757,075	$1,727,165	$19,802,632

	Six Months Ended June 30, 2010

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$5,425,624	$12,665,721	$1,681,376	$685,732	$2,046,281	$22,504,734
Provisions charged to expense	2,194,316	515,868	258,419	(118,241)	129,056	2,979,418
Loans/leases charged off	(1,841,703)	(1,398,979)	(232,843)	-	(790,089)	(4,263,614)
Recoveries on loans/leases previously charged off	97,271	125,257	810	-	117,087	340,425
Balance, ending	$5,875,508	$11,907,867	$1,707,762	$567,491	$1,502,335	$21,560,963

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of June 30, 2011 is presented as follows:

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$2,412,174	$2,329,093	$460,000	$20,750	$358,504	$5,580,521
Allowance for loans/leases collectively evaluated for impairment	4,712,270	6,273,546	1,131,309	736,325	1,368,661	14,222,111
	$7,124,444	$8,602,639	$1,591,309	$757,075	$1,727,165	$19,802,632

Loans/leases individually evaluated for impairment	$4,124,950	$15,322,729	$1,968,547	$1,092,797	$1,020,709	$23,529,732
Loans/leases collectively evaluated for impairment	364,440,076	544,454,333	83,595,196	84,966,134	80,837,584	1,158,293,323
	$368,565,026	$559,777,062	$85,563,743	$86,058,931	$81,858,293	$1,181,823,055

Allowance as a percentage of loans/leases individually evaluated for impairment	58.48%	15.20%	23.37%	1.90%	35.12%	23.72%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.29%	1.15%	1.35%	0.87%	1.69%	1.23%
	1.93%	1.54%	1.86%	0.88%	2.11%	1.67%

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of December 31, 2010 is presented as follows:

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$3,331,437	$3,709,177	$335,000	$27,355	$49,777	$7,452,746
Allowance for loans/leases collectively evaluated for impairment	4,217,485	5,378,138	1,195,572	720,673	1,400,042	12,911,910
	$7,548,922	$9,087,315	$1,530,572	$748,028	$1,449,819	$20,364,656

Loans/leases individually evaluated for impairment	$8,824,670	$24,770,032	$1,765,090	$1,286,277	$1,611,098	$38,257,167
Loans/leases collectively evaluated for impairment	356,800,601	528,947,232	81,244,557	80,910,345	84,628,846	1,132,531,581
	$365,625,271	$553,717,264	$83,009,647	$82,196,622	$86,239,944	$1,170,788,748

Allowance as a percentage of loans/leases individually evaluated for impairment	37.75%	14.97%	18.98%	2.13%	3.09%	19.48%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.18%	1.02%	1.47%	0.89%	1.65%	1.14%
	2.06%	1.64%	1.84%	0.91%	1.68%	1.74%

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases by classes of financing receivable as of and for the six months ended June 30, 2011 is as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$623,595	$1,951,223	$-	$3,981,405	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,593,926	1,593,926	-	1,812,067	-	-
Commercial Construction, Land Development, and Other Land	-	-	-	1,843,249	-	-
Other Non Owner-Occupied Commercial Real Estate	1,377,489	1,377,489	-	4,159,967	-	-
Direct Financing Leases	1,233,671	1,233,671	-	1,093,833	-	-
Residential Real Estate	953,132	953,132	-	1,044,298	-	-
Installment and Other Consumer	662,205	681,000	-	833,578	-	-
	$6,444,018	$7,790,441	$-	$14,768,397	$-	$-

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$3,501,355	$3,757,355	$2,412,174	$3,010,033	$15,961	$15,961
Commercial Real Estate
Owner-Occupied Commercial Real Estate	440,800	440,800	200,800	358,436	42,405	42,405
Commercial Construction, Land Development, and Other Land	4,683,545	4,722,369	1,354,344	4,694,795	-	-
Other Non Owner-Occupied Commercial Real Estate	7,226,969	7,226,969	773,949	6,968,227	-	-
Direct Financing Leases	734,876	734,876	460,000	772,986	-	-
Residential Real Estate	139,665	174,343	20,750	141,877	-	-
Installment and Other Consumer	358,504	358,504	358,504	140,872	-	-
	$17,085,714	$17,415,216	$5,580,521	$16,087,226	$58,366	$58,366

Total Impaired Loans/Leases:
Commercial and Industrial	$4,124,950	$5,708,578	$2,412,174	$6,991,438	$15,961	$15,961
Commercial Real Estate
Owner-Occupied Commercial Real Estate	2,034,726	2,034,726	200,800	2,170,503	42,405	42,405
Commercial Construction, Land Development, and Other Land	4,683,545	4,722,369	1,354,344	6,538,044	-	-
Other Non Owner-Occupied Commercial Real Estate	8,604,458	8,604,458	773,949	11,128,194	-	-
Direct Financing Leases	1,968,547	1,968,547	460,000	1,866,819	-	-
Residential Real Estate	1,092,797	1,127,475	20,750	1,186,175	-	-
Installment and Other Consumer	1,020,709	1,039,504	358,504	974,450	-	-
	$23,529,732	$25,205,657	$5,580,521	$30,855,623	$58,366	$58,366

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases by classes of financing receivable for the three months ended June 30, 2011 is as follows:

Classes of Loans/Leases	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$1,455,378	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,737,998	-	-
Commercial Construction, Land Development, and Other Land	184,693	-	-
Other Non Owner-Occupied Commercial Real Estate	3,840,268	-	-
Direct Financing Leases	1,052,176	-	-
Residential Real Estate	958,303	-	-
Installment and Other Consumer	668,265	-	-
	$9,897,081	$-	$-

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$3,666,049	$1,705	$1,705
Commercial Real Estate
Owner-Occupied Commercial Real Estate	370,843	18,145	18,145
Commercial Construction, Land Development, and Other Land	4,688,045	-	-
Other Non Owner-Occupied Commercial Real Estate	7,130,672	-	-
Direct Financing Leases	746,288	-	-
Residential Real Estate	140,332	-	-
Installment and Other Consumer	233,087	-	-
	$16,975,316	$19,850	$19,850

Total Impaired Loans/Leases:
Commercial and Industrial	$5,121,427	$1,705	$1,705
Commercial Real Estate
Owner-Occupied Commercial Real Estate	2,108,841	18,145	18,145
Commercial Construction, Land Development, and Other Land	4,872,738	-	-
Other Non Owner-Occupied Commercial Real Estate	10,970,940	-	-
Direct Financing Leases	1,798,464	-	-
Residential Real Estate	1,098,635	-	-
Installment and Other Consumer	901,352	-	-
	$26,872,397	$19,850	$19,850

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of June 30, 2011:

		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$321,326,174	$146,522,521	$45,455,810	$302,066,152	$815,370,657
Special Mention (Rating 6)	16,986,901	1,606,351	9,489,259	13,310,115	41,392,626
Substandard (Rating 7)	28,841,825	14,986,154	7,082,534	19,258,166	70,168,679
Doubtful (Rating 8)	1,410,126	-	-	-	1,410,126
	$368,565,026	$163,115,026	$62,027,603	$334,634,433	$928,342,088

	As of June 30, 2011
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$83,595,196	$84,843,567	$80,028,691	$248,467,454
Nonperforming	1,968,547	1,215,364	1,829,602	5,013,513
	$85,563,743	$86,058,931	$81,858,293	$253,480,967

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For commercial and industrial and commercial real estate loans, the Company’s credit quality indicator is internally assigned risk ratings.  Each commercial loan is assigned a risk rating upon origination.  The risk rating is reviewed every 15 months, at a minimum, and on an as needed basis depending on the specific circumstances of the loan.

For direct financing leases, residential real estate loans, and installment and other consumer loans, the Company’s credit quality indicator is performance determined by delinquency status.  Delinquency status is updated daily by the Company’s loan system.

NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES

The subsidiary banks are members of the Federal Home Loan Bank (“FHLB”) of Des Moines or Chicago.  As of June 30, 2011 and December 31, 2010, the subsidiary banks held $11,777,700 and $12,980,200, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheet.

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

Maturity and interest rate information on FHLB advances for the Company as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011
		Weighted		Weighted
		Average	Amount Due	Average
		Interest Rate	with	Interest Rate
	Amount Due	at Quarter-End	Putable Option *	at Quarter-End
Maturity:
Year ending December 31:
2011	$5,000,000	1.64%	$-	-%
2012	19,400,000	3.94	5,000,000	4.93
2013	24,000,000	2.64	-	-
2014	23,850,000	3.37	-	-
2015	14,000,000	1.68	-	-
Thereafter	118,500,000	4.19	103,500,000	4.25
Total FHLB advances	$204,750,000	3.78	$108,500,000	4.28

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

Advances are collateralized by securities with a carrying value of $34,637,275 and $65,376,627 as of June 30, 2011 and December 31, 2010, respectively, and by loans pledged of $401,013,091 and $386,087,610, respectively, in aggregate.  On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type.

NOTE 5 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$2,773,214	$1,799,837	$5,004,698	$3,014,770
Less: Net income (loss) attributable to noncontrolling interests	98,245	62,336	204,769	(14,740)
Net income attributable to QCR Holdings, Inc.	$2,674,969	$1,737,501	$4,799,929	$3,029,510

Less: Preferred stock dividends and discount accretion	1,035,742	1,037,313	2,068,113	2,070,732
Net income attributable to QCR Holdings, Inc. common stockholders	$1,639,227	$700,188	$2,731,816	$958,778

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$0.34	$0.15	$0.57	$0.21
Diluted	$0.34	$0.15	$0.57	$0.21

Weighted average common shares outstanding	4,847,740	4,591,317	4,759,728	4,582,542
Weighted average common shares issuable upon exercise of stock options
and under the employee stock purchase plan	26,238	58,096	19,120	33,324
Weighted average common and common equivalent shares outstanding	4,873,978	4,649,413	4,778,848	4,615,866

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 6 – BUSINESS SEGMENT INFORMATION

Selected financial and descriptive information is required to be disclosed for reportable operating segments, applying a “management perspective” as the basis for identifying reportable segments.  The management perspective is determined by the view that management takes of the segments within the Company when making operating decisions, allocating resources, and measuring performance.  The segments of the Company have been defined by the structure of the Company’s internal organization, focusing on the financial information that the Company’s operating decision-makers routinely use to make decisions about operating matters.

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Selected financial information on the Company’s business segments is presented as follows for the three and six months ended June 30, 2011 and 2010.

	Commercial Banking
	Quad City	Cedar Rapids	Rockford	Wealth		Intercompany	Consolidated
	Bank & Trust	Bank & Trust	Bank & Trust	Management	All other	Eliminations	Total
Three Months Ended June 30, 2011
Total revenue	$11,887,135	$7,308,909	$3,386,900	$1,444,978	$3,938,351	$(3,930,816)	$24,035,457
Net interest income	$7,831,907	$4,223,541	$2,207,957	$-	$(312,350)	$-	$13,951,055
Net income attributable to QCR Holdings, Inc.	$2,259,488	$1,355,089	$66,276	$192,264	$2,677,173	$(3,875,321)	$2,674,969
Total assets	$1,030,910,790	$573,534,805	$280,132,269	$-	$189,364,559	$(195,454,080)	$1,878,488,343
Provision for loan/lease losses	$638,221	$410,000	$624,000	$-	$-	$-	$1,672,221
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

Three Months Ended June 30, 2010
Total revenue	$12,231,970	$7,283,390	$3,503,241	$933,159	$3,025,804	$(3,080,395)	$23,897,169
Net interest income	$7,152,812	$4,055,122	$1,931,519	$-	$(608,361)	$-	$12,531,092
Net income attributable to QCR Holdings, Inc.	$1,828,167	$888,255	$311,334	$(111,907)	$1,824,882	$(3,003,230)	$1,737,501
Total assets	$1,004,181,077	$552,959,177	$280,691,996	$-	$186,315,995	$(188,433,110)	$1,835,715,135
Provision for loan/lease losses	$326,189	$1,050,000	$-	$-	$-	$-	$1,376,189
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

Six Months Ended June 30, 2011
Total revenue	$23,842,944	$14,371,515	$6,668,880	$2,926,997	$7,456,594	$(7,523,117)	$47,743,813
Net interest income	$14,828,267	$7,985,664	$4,286,062	$-	$(940,136)	$-	$26,159,857
Net income attributable to QCR Holdings, Inc.	$3,922,793	$2,589,513	$289,407	$483,652	$4,861,431	$(7,346,867)	$4,799,929
Total assets	$1,030,910,790	$573,534,805	$280,132,269	$-	$189,364,559	$(195,454,080)	$1,878,488,343
Provision for loan/lease losses	$1,077,885	$785,000	$877,000	$-	$-	$-	$2,739,885
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

Six Months Ended June 30, 2010
Total revenue	$24,048,590	$14,153,594	$6,861,299	$2,273,642	$5,517,448	$(5,649,190)	$47,205,383
Net interest income	$14,618,543	$8,023,541	$3,890,837	$-	$(1,181,261)	$-	$25,351,660
Net income attributable to QCR Holdings, Inc.	$2,967,903	$1,636,091	$533,855	$236,716	$3,143,007	$(5,488,062)	$3,029,510
Total assets	$1,004,181,077	$552,959,177	$280,691,996	$-	$186,315,995	$(188,433,110)	$1,835,715,135
Provision for loan/lease losses	$1,002,418	$1,950,000	$27,000	$-	$-	$-	$2,979,418
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688
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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the six months ended June 30, 2011 or 2010.

Assets measured at fair value on a recurring basis comprise the following at June 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2011:
Securities available for sale:
U.S. govt. sponsored agency securities	$403,765,937	$-	$403,765,937	$-
Residential mortgage-backed securities	82,038,121	-	82,038,121	-
Municipal securities	26,199,949	-	26,199,949	-
Trust preferred securities	73,200	-	73,200	-
Other securities	1,527,519	212,830	1,314,689	-
	$513,604,726	$212,830	$513,391,896	$-

December 31, 2010:
Securities available for sale:
U.S. govt. sponsored agency securities	$402,225,356	$-	$402,225,356	$-
Residential mortgage-backed securities	70,438	-	70,438	-
Municipal securities	20,603,480	-	20,603,480	-
Trust preferred securities	78,000	-	78,000	-
Other securities	1,569,493	209,680	1,359,813	-
	$424,546,767	$209,680	$424,337,087	$-

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

Assets measured at fair value on a non-recurring basis comprise the following at June 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2011:
Impaired loans/leases	$12,425,608	$-	$-	$12,425,608
Other real estate owned	11,264,532	-	-	11,264,532
	$23,690,140	$-	$-	$23,690,140

December 31, 2010:
Impaired loans/leases	$21,501,447	$-	$-	$21,501,447
Other real estate owned	9,217,488	-	-	9,217,488
	$30,718,935	$-	$-	$30,718,935

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

There have been no changes in valuation techniques used for any assets measured at fair value during the six months ended June 30, 2011 or 2010.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	As of June 30, 2011		As of December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and due from banks	$45,080,673	$45,080,673	$42,030,806	$42,030,806
Federal funds sold	8,000,000	8,000,000	61,960,000	61,960,000
Interest-bearing deposits at financial institutions	27,292,995	27,292,995	39,745,611	39,745,611
Investment securities:
Held to maturity	300,000	300,000	300,000	300,000
Available for sale	513,604,726	513,604,726	424,546,767	424,546,767
Loans/leases receivable, net	1,164,091,327	1,181,811,000	1,152,173,947	1,169,015,000
Accrued interest receivable	6,555,243	6,555,243	6,435,989	6,435,989
Deposits	1,214,314,372	1,217,916,000	1,114,815,857	1,118,245,000
Short-term borrowings	122,394,544	122,394,544	141,154,499	141,154,499
Federal Home Loan Bank advances	204,750,000	220,286,000	238,750,000	254,307,000
Other borrowings	140,916,051	152,907,000	150,070,785	161,454,000
Accrued interest payable	1,696,887	1,696,887	2,167,648	2,167,648

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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
OVERVIEW

The Company recognized net income of $2.8 million for the quarter ended June 30, 2011, and net income attributable to QCR Holdings, Inc. of $2.7 million, which excludes the net income attributable to noncontrolling interests of $98 thousand.  After preferred stock dividends and discount accretion of $1.0 million, the Company reported net income attributable to common stockholders of $1.6 million, or diluted earnings per common share of $0.34.  For the same period in 2010, the Company recognized net income of $1.8 million and net income attributable to QCR holdings, Inc. of $1.7 million excluding the net income attributable to noncontrolling interests of $62 thousand.  After preferred stock dividends and discount accretion of $1.0 million, the Company reported net income attributable to common stockholders of $700 thousand, or diluted earnings per common share of $0.15.

For the six months ended June 30, 2011, the Company reported net income of $5.0 million, and net income attributable to QCR Holdings, Inc. of $4.8 million, which excludes the net income attributable to noncontrolling interests of $205 thousand.  After preferred stock dividends and discount accretion of $2.1 million, the Company reported net income attributable to common stockholders of $2.7 million, or diluted earnings per common share of $0.57.  For the same period in 2010, the Company recognized net income and net income attributable to QCR Holdings, Inc. of $3.0 million with a small net loss attributable to noncontrolling interests of $15 thousand.  After preferred stock dividends and discount accretion of $2.1 million, the Company reported net income attributable to common stockholders of $959 thousand, or diluted earnings per common share of $0.21.

Following is a table that represents the various net income measurements for the three and six months ended June 30, 2011 and 2010, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$2,773,214	$1,799,837	$5,004,698	$3,014,770
Less: Net income (loss) attributable to noncontrolling interests	98,245	62,336	204,769	(14,740)
Net income attributable to QCR Holdings, Inc.	$2,674,969	$1,737,501	$4,799,929	$3,029,510

Less: Preferred stock dividends and discount accretion	1,035,742	1,037,313	2,068,113	2,070,732
Net income attributable to QCR Holdings, Inc. common stockholders	$1,639,227	$700,188	$2,731,816	$958,778

Diluted earnings per common share	$0.34	$0.15	$0.57	$0.21

Weighted average common and common equivalent shares outstanding	4,873,978	4,649,413	4,778,848	4,615,866

Following is a table that represents the major income and expense categories.

	Three Months Ended			Six Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net interest income	$13,951,055	$12,208,802	$12,531,092	$26,159,857	$25,351,660
Provision for loan/lease losses	(1,672,221)	(1,067,664)	(1,376,189)	(2,739,885)	(2,979,418)
Noninterest income	4,173,381	5,057,124	3,538,070	9,230,505	6,369,707
Noninterest expense	(12,555,547)	(13,012,271)	(12,214,586)	(25,567,818)	(24,656,508)
Federal and state income tax	(1,123,454)	(954,507)	(678,550)	(2,077,961)	(1,070,671)
Net income	$2,773,214	$2,231,484	$1,799,837	$5,004,698	$3,014,770

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
NET INTEREST INCOME

Net interest income, on a tax equivalent basis, increased $1.4 million, or 11%, to $14.1 million for the quarter ended June 30, 2011, from $12.6 million for the second quarter of 2010.  For the second quarter of 2011, average earning assets increased slightly while average interest-bearing liabilities declined $73.0 million, or 5%, when compared with average balances for the second quarter of 2010.  Offsetting this decline, average noninterest-bearing deposits grew $86.6 million, or 40%, from the second quarter 2010 to the same period of 2011.  A comparison of yields, spread and margin from the second quarter of 2011 to the second quarter of 2010 is as follows (on a tax equivalent basis):

•	The average yield on interest-earning assets decreased 13 basis points.
•	The average cost of interest-bearing liabilities decreased 43 basis points.
•	The net interest spread improved 30 basis points from 2.60% to 2.90%.
•	The net interest margin improved 31 basis points from 2.90% to 3.21%.

Net interest income, on a tax equivalent basis, increased $839 thousand, or 3%, to $26.4 million for the six months ended June 30, 2011, from $25.6 million for the first six months of 2010.  For the first half of 2011, average earning assets increased $51.0 million, or 3%, while average interest-bearing liabilities declined $37.6 million, or 3%, when compared with average balances for the first half of 2010.  Offsetting this decline and primarily funding the growth in average earning assets, average noninterest-bearing deposits grew $86.8 million, or 41%, from the first half of 2010 to the same period of 2011.  A comparison of yields, spread and margin from the first half of 2011 to the first half of 2010 is as follows (on a tax equivalent basis):

•	The average yield on interest-earning assets decreased 40 basis points.
•	The average cost of interest-bearing liabilities decreased 38 basis points.
•	The net interest spread declined 2 basis points from 2.68% to 2.66%.
•	The net interest margin improved 1 basis point from 2.98% to 2.99%.

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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

For example, the Company’s largest subsidiary bank, QCBT, executed a balance sheet restructuring during the first quarter of 2011.   Specifically, the bank utilized excess liquidity and prepaid $15.0 million of FHLB advances with a weighted average interest rate of 4.87% and a weighted average maturity of May 2012.  The fees for prepayment totaled $832 thousand.  The Company sold $37.4 million of government sponsored agency securities and recognized pre-tax gains of $880 thousand which more than offset the prepayment fees.  The proceeds from the sales of the government sponsored agency securities were reinvested into government guaranteed residential mortgage-backed securities with reduced risk-weighting for regulatory capital purposes and yields that were comparable to the sold securities.  The resulting impacts were significant and include:

•	Significantly reduced interest expense and improved net interest margin in subsequent quarters
•	Stronger regulatory capital
•	Reduced reliance on wholesale funding

Separately, during the first quarter of 2011, QCBT modified $20.4 million of fixed rate FHLB advances with a weighted average interest rate of 4.33% and a weighted average maturity of October 2013 into new fixed rate advances with a weighted average interest rate of 3.35% and a weighted average maturity of February 2014.  The modification reduces interest expense and improves net interest margin, and minimizes the exposure to rising rates through duration extension of fixed rate liabilities.

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	For the three months ended June 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$37,408	$24	0.26%	$80,638	$64	0.32%
Interest-bearing deposits at financial institutions	27,510	103	1.50%	24,549	147	2.40%
Investment securities (1)	503,583	3,209	2.55%	395,713	3,050	3.08%
Restricted investment securities	15,465	138	3.57%	18,087	107	2.37%
Gross loans/leases receivable (2) (3) (4)	1,170,682	16,516	5.64%	1,225,503	17,100	5.58%

Total interest earning assets	$1,754,648	19,990	4.56%	$1,744,490	20,468	4.69%

Noninterest-earning assets:
Cash and due from banks	$43,598			$33,497
Premises and equipment	30,684			31,803
Less allowance for estimated losses on loans/leases…	(19,736)			(22,276)
Other	73,058			72,130

Total assets	$1,882,252			$1,859,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$503,030	1,006	0.80%	$377,621	917	0.97%
Savings deposits	38,426	16	0.17%	40,031	29	0.29%
Time deposits	362,254	1,300	1.44%	511,648	2,469	1.93%
Short-term borrowings	131,253	69	0.21%	135,080	149	0.44%
Federal Home Loan Bank advances	209,889	1,978	3.77%	234,671	2,314	3.94%
Junior subordinated debentures	36,085	252	2.79%	36,085	484	5.37%
Other borrowings (4)	141,486	1,290	3.65%	160,309	1,466	3.66%

Total interest-bearing liabilities	$1,422,423	5,911	1.66%	$1,495,445	7,828	2.09%

Noninterest-bearing demand deposits	$301,155			$214,523
Other noninterest-bearing liabilities	24,131			19,217
Total liabilities	$1,747,709			$1,729,185

Stockholders' equity	134,543			130,459

Total liabilities and stockholders' equity	$1,882,252			$1,859,644

Net interest income		$14,079			$12,640

Net interest spread			2.90%			2.60%

Net interest margin			3.21%			2.90%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.36%			116.65%

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

(4) In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the three months ended June 30, 2011 and 2010, this totaled $1.3 million and $17.7 million, respectively.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Analysis of Changes of Interest Income/Interest Expense
For the three months ended June 30, 2011

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2011 vs. 2010
	(dollars in thousands)
INTEREST INCOME
Federal funds sold …………………………………………	$(40)	$(11)	$(29)
Interest-bearing deposits at financial institutions ….…..	(44)	(141)	97
Investment securities (2) …………………………………	159	(2,523)	2,682
Restricted investment securities	31	121	(90)
Gross loans/leases receivable (3) (4) (5) …………..	(584)	1,099	(1,683)

Total change in interest income …………………	$(478)	$(1,455)	$977

INTEREST EXPENSE
Interest-bearing demand deposits ………………………	$89	$(814)	$903
Savings deposits ………………………………………….	(13)	(12)	(1)
Time deposits ……………………………………………..	(1,169)	(547)	(622)
Short-term borrowings ……………………………………	(80)	(76)	(4)
Federal Home Loan Bank advances ……………………	(336)	(99)	(237)
Junior subordinated debentures …………………………	(232)	(232)	-
Other borrowings (5)………………………………….	(176)	(4)	(172)

Total change in interest expense ……………….	$(1,917)	$(1,784)	$(133)

Total change in net interest income …………………….	$1,439	$329	$1,110

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

(4) Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

(5) In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of
SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the three months ended June 30, 2011 and 2010, this totaled $1.3 million and $17.7 million, respectively.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	For the six months ended June 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earnings assets:
Federal funds sold	$78,941	90	0.23%	$58,041	85	0.29%
Interest-bearing deposits at financial institutions	33,424	214	1.28%	26,733	292	2.18%
Investment securities (1)	475,467	5,903	2.48%	383,973	5,847	3.05%
Restricted investment securities	15,862	301	3.80%	16,831	213	2.53%
Gross loans/leases receivable (2) (3) (4)	1,161,839	32,251	5.55%	1,228,948	34,614	5.63%

Total interest earning assets	1,765,533	38,759	4.39%	$1,714,526	41,051	4.79%

Noninterest-earning assets:
Cash and due from banks	$41,141			$31,130
Premises and equipment	30,821			31,598
Less allowance for estimated losses on loans/leases	(20,122)			(22,527)
Other	69,680			72,901

Total assets	$1,887,053			$1,827,628

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$489,192	1,976	0.81%	$379,040	1,761	0.93%
Savings deposits	37,501	31	0.17%	40,350	55	0.27%
Time deposits	365,477	2,740	1.50%	496,941	4,974	2.00%
Short-term borrowings	137,895	182	0.26%	135,005	318	0.47%
Federal Home Loan Bank advances	217,891	4,122	3.78%	228,513	4,558	3.99%
Junior subordinated debentures	36,085	733	4.06%	36,085	963	5.34%
Other borrowings (4)	145,039	2,569	3.54%	150,735	2,855	3.79%

Total interest-bearing liabilities	1,429,080	12,353	1.73%	$1,466,669	15,484	2.11%

Noninterest-bearing demand deposits	297,220			$210,459
Other noninterest-bearing liabilities	27,833			22,093
Total liabilities	1,754,133			$1,699,220

Stockholders' equity	132,920			128,409

Total liabilities and stockholders' equity	1,887,053			$1,827,628

Net interest income		$26,406			$25,567

Net interest spread			2.66%			2.68%

Net interest margin			2.99%			2.98%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.54%			116.90%

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

(4) In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the six months ended June 30, 2011 and 2010, this totaled $4.9 million and $9.5 million, respectively.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Analysis of Changes of Interest Income/Interest Expense
For the six months ended June 30, 2011

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2011 vs. 2010
	(dollars in thousands)
INTEREST INCOME
Federal funds sold …………………………………………	$5	$(45)	$50
Interest-bearing deposits at financial institutions ….…..	(78)	(231)	153
Investment securities (2) …………………………………	56	(2,409)	2,465
Restricted investment securities	88	124	(36)
Gross loans/leases receivable (3) (4) (5)…………..	(2,363)	(494)	(1,869)

Total change in interest income …………………	$(2,292)	$(3,055)	$763

INTEREST EXPENSE
Interest-bearing demand deposits ………………………	$215	$(568)	$783
Savings deposits ………………………………………….	(24)	(20)	(4)
Time deposits ……………………………………………..	(2,234)	(1,088)	(1,146)
Short-term borrowings ……………………………………	(136)	(156)	20
Federal Home Loan Bank advances ……………………	(436)	(229)	(207)
Junior subordinated debentures …………………………	(230)	(230)	-
Other borrowings (5)…………………………………….	(286)	(181)	(105)

Total change in interest expense ……………….	$(3,131)	$(2,472)	$(659)

Total change in net interest income …………………….	$839	$(583)	$1,422

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

(4) Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

(5) In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of
SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the six months ended June 30, 2011 and 2010, this totaled $4.5 million and $9.5 million, respectively.

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for estimated losses on loans/leases.  The Company’s allowance for estimated losses on loans/leases methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for estimated losses on loans/leases that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors.  Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for estimated losses on loans/leases if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance for estimated losses on loans/leases.  Although management believes the level of the allowance as of June 30, 2011 is adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income experienced a decline of $497 thousand, or 2%, from $20.4 million for the second quarter of 2010 to $19.9 million for the second quarter of 2011.  The Company’s average interest-earning assets increased slightly from the second quarter of 2010 to the second quarter of 2011.  Most notably, the Company grew its securities portfolio as the average balance investment securities increased $107.9 million, or 27%.  Mostly offsetting this growth, the average balance of the loan/lease portfolio declined $54.8 million, or 4%, and the average balance of federal funds sold decreased a combined $43.2 million, or 54%.  This continued shift in interest-earning asset mix is the result of weak loan/lease demand and the Company’s recent strategy to invest some of its excess liquidity in government sponsored agency securities and government guaranteed residential mortgage-backed securities.

As a result of continued weak loan/lease demand and an extended historical low interest rate environment, interest income has steadily declined since the third quarter of 2009.  This trend was reversed in the second quarter of 2011 as interest income grew $1.2 million, or 6%, when comparing the second quarter of 2011 to the first quarter of 2011.  This quarter-over-quarter growth is attributable to net growth in loans/leases and the full impact of investing some of the Company’s excess liquidity in the securities portfolio.

For the six months ended June 30, 2011, the Company recognized $38.5 million of interest income compared to $40.8 million of interest income for the same period in 2010.  As mentioned above, the Company experienced significant growth in the average balance of its securities portfolio and a decline in the average balance of its loans/leases.

INTEREST EXPENSE

Interest expense declined $1.9 million, or 24%, from $7.8 million for the second quarter of 2010 to $5.9 million for the second quarter of 2011.  The Company’s average balance of interest-bearing liabilities declined $73.0 million, or 5%, from the second quarter of 2010 to the same quarter of 2011.  Also contributing to the decline in interest expense, the Company has been successful in shifting the mix of funding from wholesale borrowings and brokered time deposits to core deposits.  The aforementioned balance sheet restructuring at QCBT is a major contributor to the shift in mix and the decline in interest expense.  Lastly, management continues to focus on driving down deposit pricing.

For the six months ended June 30, 2011, the Company reported interest expense of $12.4 million which is a reduction of $3.1 million, or 20%, from $15.5 million for the same period in 2010.  As mentioned above, the continued shift in mix and the sustained focus on managing down deposit pricing has led to this significant decline in interest expense.

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

The Company’s provision for loan/lease losses totaled $1.7 million for the second quarter of 2011, an increase of $604 thousand over the prior quarter, and an increase of $296 thousand from the second quarter of 2010.  The increases were primarily the result of additional specific reserves for recent developments on existing nonperforming loans as well as the net growth of loans/leases in the current quarter.

For the six months ended June 30, 2011, provision for loan/lease losses totaled $2.7 million which is a decrease of $239 thousand, or 8%, from $3.0 million for the same period in 2010.  This decrease is attributable to the continued improvement in nonperforming loans/leases and the net decline in the Company’s loan/lease portfolio.

As net charge-offs outpaced the provision for loan/lease losses, the Company’s allowance for estimated losses on loans/leases to gross loans/leases declined to 1.67% at June 30, 2011 from 1.79% at March 31, 2011, and from 1.74% at December 31, 2010.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended
	June 30, 2011	June 30, 2010	$ Change	% Change

Trust department fees	$894,733	$729,262	$165,471	22.7%
Investment advisory and management fees, gross	550,243	471,799	78,444	16.6
Deposit service fees	856,661	860,318	(3,657)	(0.4)
Gains on sales of loans, net	755,128	553,178	201,950	36.5
Securities gains	148,602	-	148,602	100.0
Losses on sales of other real estate owned, net	(107,656)	(102,102)	(5,554)	5.4
Earnings on bank-owned life insurance	356,642	286,150	70,492	24.6
Credit card fees, net of processing costs	77,336	110,431	(33,095)	(30.0)
Other	641,692	629,034	12,658	2.0
	$4,173,381	$3,538,070	$635,311	18.0%

	Six Months Ended
	June 30, 2011	June 30, 2010	$ Change	% Change

Trust department fees	$1,845,535	$1,635,050	$210,485	12.9%
Investment advisory and management fees, gross	1,081,461	906,494	174,967	19.3
Deposit service fees	1,729,333	1,683,086	46,247	2.7
Gains on sales of loans, net	1,514,821	722,132	792,689	109.8
Securities gains	1,028,914	-	1,028,914	100.0
Losses on sales of other real estate owned, net	(132,754)	(444,648)	311,894	(70.1)
Earnings on bank-owned life insurance	701,053	620,656	80,397	13.0
Credit card fees, net of processing costs	218,496	196,573	21,923	11.2
Other	1,243,646	1,050,364	193,282	18.4
	$9,230,505	$6,369,707	$2,860,798	44.9%

Trust department fees continue to be a significant contributor to noninterest income.  This fee income increased $165 thousand, or 23%, from the second quarter of 2010 to the second quarter of 2011, and increased $210 thousand, or 13%, from the first half of 2010 to the same period in 2011.  The majority of the trust department fees are determined based on the value of the investments within the managed trusts.  As the national economy continues to recover from the recession, market values in many of these investments have experienced some recovery over this comparative period.

Over the past year, the Company has placed a stronger emphasis on growing its investment advisory and management services.  Fee income for investment advisory and management services increased $78 thousand, or 17%, for the second quarter of 2011 compared to the same quarter of 2010, and increased $175 thousand, or 19%, for the first half of 2011 compared to the same period in 2010.  Similar to trust department fees, these fees are partially determined based on the value of the investments managed.  With the early stages of economic recovery, market values of many of these investments have experienced increases over the past year.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Although deposit service fees were flat comparing the second quarter of 2011 to the same quarter of 2010, the Company grew deposit fees $46 thousand, or 3%, from the first half of 2010 to the first half of 2011.  In general, deposit services fees have increased steadily over the past several years.  The Company continues to place an emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits.  With this shift in mix, the Company has increased the number of demand deposit accounts which tend to be lower in interest cost and higher in service fees.

Gains on sales of loans, net, grew $202 thousand, or 37%, from the second quarter of 2010 to the second quarter of 2011, and gains on sales of loans, net more than doubled from the first half of 2010 to the first half of 2011.  This consists of sales of residential mortgages and the government guaranteed portions of small business loans.  Regarding sales of residential mortgages, the Company experienced a decline in sales activity quarter-over-quarter and year-over-year.  This is consistent across the industry as the fluctuation in interest rates have slowed residential mortgage refinancing transactions and a sluggish housing market continues to keep new loan origination and sales activity at low levels.  The Company continues to focus on small business lending by taking advantage of programs offered by the Small Business Administration (SBA) and United States Department of Agriculture (USDA).  Management believes a strong market for purchasing the government guaranteed portions of these loans existed in the first half of 2011.  In some cases, it is more beneficial for the Company to sell the government guaranteed portion at a premium.  The Company recognized gains on sales of the government guaranteed portions of SBA and USDA loans totaling $1.2 million for the first half of 2011 compared to $296 thousand of gains recognized for the first half of 2010.  Part of the year-over-year increase is a result of the timing on implementing this strategy.  The Company introduced selling of government guaranteed loans in the first half of 2010 and, at that time, SBA and USDA required execution with a 90-day recourse period which prompted required accounting treatment of deferring any gains until expiration of the recourse period.  Effective in the second quarter of 2011, SBA and USDA removed the recourse provisions for future sales which allows for sale accounting treatment at the time of sale.  As a result, the Company was able to recognize gains at the time of sale for all of the sales in the second quarter of 2011.

During the second quarter of 2011, as a result of favorable market conditions, RB&T sold $8.3 million of government agency securities for a pre-tax gain totaling $149 thousand.  Additionally, the sales proceeds were utilized to diversify RB&T’s securities portfolio and fund loan growth.  Separately, during the first quarter of 2011, in an effort to offset the $832 thousand of fees for prepaying $15.0 million of FHLB advances, QCBT sold $37.4 million of government agency securities for a pre-tax gain totaling $880 thousand.  See detailed discussion of this restructuring transaction in the Net Interest Income section earlier in Management’s Discussion and Analysis.

The Company purchased $7.0 million of additional bank-owned life insurance during the second quarter of 2011.  As a result, earnings on bank-owned life insurance grew 25% from the second quarter of 2010 to the second quarter of 2011, and grew 13% when comparing the first half of 2010 to the first half of 2011.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONINTEREST EXPENSE

The following table sets forth the various categories of noninterest expense for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended
	June 30, 2011	June 30, 2010	$ Change	% Change

Salaries and employee benefits	$7,355,533	$7,068,315	$287,218	4.1%
Occupancy and equipment expense	1,368,293	1,365,326	2,967	0.2
Professional and data processing fees	1,136,978	1,125,582	11,396	1.0
FDIC and other insurance	687,587	883,965	(196,378)	(22.2)
Loan/lease expense	656,069	411,097	244,972	59.6
Advertising and marketing	334,354	243,214	91,140	37.5
Postage and telephone	231,515	235,359	(3,844)	(1.6)
Stationery and supplies	123,529	123,885	(356)	(0.3)
Bank service charges	177,478	142,615	34,863	24.4
Other-than-temporary impairment losses on securities	118,847	-	118,847	100.0
Other	365,364	615,228	(249,864)	(40.6)
	$12,555,547	$12,214,586	$340,961	2.8%

	Six Months Ended
	June 30, 2011	June 30, 2010	$ Change	% Change

Salaries and employee benefits	$14,829,036	$13,959,319	$869,717	6.2%
Occupancy and equipment expense	2,657,748	2,736,672	(78,924)	(2.9)
Professional and data processing fees	2,261,500	2,282,980	(21,480)	(0.9)
FDIC and other insurance	1,570,317	1,687,491	(117,174)	(6.9)
Loan/lease expense	932,297	980,112	(47,815)	(4.9)
Advertising and marketing	559,083	409,455	149,628	36.5
Postage and telephone	461,700	498,099	(36,399)	(7.3)
Stationery and supplies	258,172	244,283	13,889	5.7
Bank service charges	338,656	259,383	79,273	30.6
Prepayment fees on Federal Home Loan Bank advances	832,099	-	832,099	100.0
Losses on lease residual values	-	617,000	(617,000)	(100.0)
Other-than-temporary impairment losses on securities	118,847	-	118,847	100.0
Other	748,363	981,714	(233,351)	(23.8)
	$25,567,818	$24,656,508	$911,310	3.7%

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Salaries and employee benefits, which is the largest component of noninterest expense, increased $287 thousand, or 4%, from the second quarter of 2010 to the same quarter of 2011, and increased $870 thousand, or 6%, from the first half of 2010 to the first half of 2011.  These increases are largely the result of:

•	Customary annual salary and benefits increases for the majority of the Company’s employee base in 2011. For 2010, the Company did not generally increase salaries across the employee base.
•	Continued increase in health insurance-related employee benefits for the majority of the Company’s employee base.
•	Higher accrued incentive compensation based on improved performance through the first half of 2011.
•	Slight increase in the Company’s employee base as full-time equivalents increased from 348 at June 30, 2010 to 352 at June 30, 2011.

FDIC and other insurance expense decreased 22% from the second quarter of 2010 to the second quarter of 2011, and decreased 7% from the first half of 2010 to the first half of 2011.  FDIC insurance premiums are calculated using a variety of factors, including, but not limited to, balance sheet levels, funding mix, and regulatory compliance.  The subsidiary banks have been successful in managing these factors and driving down FDIC insurance cost.  In addition, the FDIC modified the calculation for premiums effective during the second quarter of 2011.  The modification was favorable for the Company’s subsidiary banks.

Loan/lease expense increased $245 thousand, or 60%, from the second quarter of 2010 to the second quarter of 2011; however, loan/lease expense decreased $48 thousand, or 5%, from the first half of 2010 to the same period in 2011.  Generally, loan/lease expense has a direct relationship with the level of nonperforming loans/leases; however, it may deviate as it depends upon the individual nonperforming loans/leases, as is the case for the second quarter of 2011.  Over the past few years, the Company has experienced elevated levels of loan/lease expense.  In general, the recent declining trend in nonperforming assets has translated over to the levels of loan/lease expense.

The Company incurred additional expenses for advertising and marketing over the first half of 2011.   Specifically, the subsidiary banks and the leasing company are pursuing opportunities to reach new customers in their respective markets as a result of the continued uncertainty with some of their competition.

Bank service charges have increased over the first half of 2011.  This is due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio over the past year.

During the second quarter of 2011, the Company’s evaluation of its securities portfolio for other-than-temporary impairment determined that two privately held equity securities experienced declines in fair value that were other-than-temporary.  As a result, the Company wrote down the value of these securities and recognized losses in the amount of $119 thousand.

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

During the first quarter of 2010, the Company recognized losses in residual values for two direct financing equipment leases.  The sharp declines in value were isolated and attributable to changes in unique market conditions during the quarter related to the specific equipment.  Specifically, one of the affected leases related to auto-industry equipment.  During the first quarter of 2010, several like equipment dealers declared bankruptcy which led to disruption in the specific market.  As a result, pricing for new like equipment declined sharply.  Similarly, for the other affected lease, the underlying equipment was a commercial printer.  The commercial printing industry has experienced some challenges and pricing for this particular equipment experienced sharp declines during the first quarter of 2010.  In both cases, management determined the amount of the loss by comparing the recorded estimated residual value of the affected leases to the estimated value at the end of the lease term, as adjusted for the declined pricing for new like equipment.  And, in both cases, the equipment was sold in the second quarter of 2010 without any further losses realized.  For the three and six months ended June 30, 2011, there were no losses on residual values.  Management continues to perform periodic and specific reviews of its residual values, and has identified modest residual risk remaining in the lease portfolio.

INCOME TAXES

The provision for income taxes totaled $1.1 million, or an effective tax rate of 29%, for the second quarter of 2011 compared to $679 thousand, or an effective tax rate of 27%, for the same quarter in 2010.  The provision for income taxes totaled $2.1 million, or an effective tax rate of 29%, for the first half of 2011 compared to $1.1 million, or an effective tax rate of 26%, for the same period in 2010.  These increases in effective tax rate are the result of an increase in the proportionate share of taxable income to total income.

FINANCIAL CONDITION

During the first half of 2011, the Company’s total assets increased 2% from $1.84 billion at December 31, 2010 to $1.88 billion at June 30, 2011.   The Company grew its securities portfolio $89.0 million, or 21%, over the first half of 2011.  Additionally, the Company experienced net growth of loan/leases in the amount of $11.3 million, or 1%, over the first six months of 2011.  The growth was partially offset by a decline in federal funds sold and interest-bearing deposits at financial institutions as the Company invested some of its excess liquidity.  The net increase in assets during the first half of 2011 was funded by strong and continued growth of the Company’s deposit portfolio as balances grew $99.5 million, or 9%.  Partially offsetting the deposit growth, the Company reduced its reliance on borrowings by $61.9 million, or 12%, over the first half of 2011.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return.  With the strong growth in deposits and the continued weak loan demand, the Company has carried excess liquidity on the balance sheet over the past year.  During the first half of 2011, the Company invested a portion of its excess liquidity in government guaranteed residential mortgage-backed securities and additional government sponsored agency securities.  The former is a shift in mix for the Company’s securities portfolio in an effort to diversify and adapt to the changing balance sheet.  As a result, the Company grew its securities portfolio $89.0 million, or 21%, during the first half of 2011.  The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

The following tables summarize the amortized cost and fair value of investment securities as of June 30, 2011 and December 31, 2010.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
June 30, 2011:	(dollars in thousands)
Securities held to maturity,
other bonds	$300	$-	$-	$300

Securities available for sale:
U.S. govt. sponsored agency securities	$403,338	$1,902	$(1,474)	$403,766
Residential mortgage-backed securities	80,724	1,385	(71)	82,038
Municipal securities	25,255	954	(9)	26,200
Trust preferred securities	86	-	(13)	73
Other securities	1,344	185	(1)	1,528
	$510,747	$4,426	$(1,568)	$513,605

December 31, 2010:
Securities held to maturity,
other bonds	$300	$-	$-	$300

Securities available for sale:
U.S. govt. sponsored agency securities	$401,711	$3,219	$(2,705)	$402,225
Residential mortgage-backed securities	65	5	-	70
Municipal securities	20,135	579	(110)	20,604
Trust preferred securities	86	-	(8)	78
Other securities	1,415	168	(13)	1,570
	$423,412	$3,971	$(2,836)	$424,547

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following tables present the maturities of securities held as of June 30, 2011 and the weighted average stated coupon rates by major type and range of maturity.  Note the yields below are calculated on a tax equivalent basis.

		Weighted
	Amortized	Average
	Cost	Yield
	(dollars in thousands)

U.S. gov't. sponsored agency securities:
Within 1 year	$5,033	3.65%
After 1 but within 5 years	77,616	1.68%
After 5 but within 10 years	216,608	2.81%
After 10 years	104,081	3.60%
	$403,338	2.81%

Residential mortgage-backed securities:
After 1 but within 5 years	$46	6.00%
After 10 years	80,678	4.17%
	$80,724	4.17%

Municipal securities:
Within 1 year	$1,675	3.12%
After 1 but within 5 years	6,489	3.60%
After 5 but within 10 years	10,949	4.04%
After 10 years	6,142	4.45%
	$25,255	3.97%

Trust preferred securities:
After 10 years	$86	7.80%

Other bonds:
Within 1 year	$100	5.30%
After 1 but within 5 years	150	5.85%
After 5 but within 10 years	50	5.43%
	$300	5.60%

Other securities with no maturity or stated face rate	$1,344

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following tables present the maturities of securities held as of December 31, 2010 and the weighted average stated coupon rates by major type and range of maturity.  Note the yields below are calculated on a tax equivalent basis.

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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Gross loans/leases receivable experienced net growth of $11.3 million, or 1%, during the first half of 2011.  Additionally, for the second quarter of 2011, the Company grew gross loans/leases $28.1 million, or 2%, over the first quarter of 2011.  This marks the first quarter-over-quarter increase in gross loans/leases since the fourth quarter of 2009.  Specifically, the Company originated $217.2 million of new loans/leases to new and existing customers during the first half of 2011, including $129.6 million for the second quarter of 2011.  The latter is a significant increase over recent quarters.

Consistent with the intention of the Treasury Capital Purchase Program (“TCPP”), the Company is committed to providing transparency surrounding its utilization of the proceeds from participation in the TCPP, including its lending activities and support of the existing communities served.  The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the table along with a rollforward of activity for the six months ended June 30, 2011.

	Quad City	m2	Cedar Rapids	Rockford	Intercompany	Consolidated
	Bank & Trust	Lease Funds	Bank & Trust	Bank & Trust	Elimination	Total

BALANCE AS OF DECEMBER 31, 2010:	(dollars in thousands)

Commercial and industrial loans	$194,316	$-	$117,236	$54,073	$-	$365,625
Commercial real estate loans	239,338	-	197,774	118,763	(2,158)	553,717
Direct financing leases	-	83,010	-	-	-	83,010
Residential real estate loans	34,820	-	32,155	15,222	-	82,197
Installment and other consumer loans	49,664	-	21,243	15,333	-	86,240
	518,138	83,010	368,408	203,391	(2,158)	1,170,789
Plus deferred loan/lease origination costs, net of fees	30	2,342	(628)	6	-	1,750
Gross loans/leases receivable	$518,168	$85,352	$367,780	$203,397	$(2,158)	$1,172,539

ORIGINATION OF NEW LOANS/LEASES:

Commercial and industrial loans	31,083	-	37,081	10,094	-	78,258
Commercial real estate loans	36,475	-	14,722	10,030	-	61,227
Direct financing leases	-	21,165	-	-	-	21,165
Residential real estate loans	21,809	-	17,259	9,952	-	49,019
Installment and other consumer loans	5,924	-	755	864	-	7,543
	$95,290	$21,165	$69,817	$30,940	$-	$217,212

PAYMENTS/MATURITIES/SALES/CHARGE-OFFS, NET OF ADVANCES OR RENEWALS ON EXISTING LOANS/LEASES:

Commercial and industrial loans	(38,094)	-	(30,421)	(6,803)	-	(75,318)
Commercial real estate loans	(31,809)	-	(22,457)	(969)	67	(55,168)
Direct financing leases	-	(18,611)	-	-	-	(18,611)
Residential real estate loans	(21,368)	-	(20,957)	(2,832)	-	(45,157)
Installment and other consumer loans	(7,052)	-	(2,677)	(2,196)	-	(11,925)
	$(98,323)	$(18,611)	$(76,510)	$(12,801)	$67	$(206,178)

BALANCE AS OF JUNE 30, 2011:

Commercial and industrial loans	187,304	-	123,897	57,364	-	368,565
Commercial real estate loans	244,004	-	190,040	127,824	(2,091)	559,777
Direct financing leases	-	85,564	-	-	-	85,564
Residential real estate loans	35,261	-	28,457	22,341	-	86,059
Installment and other consumer loans	48,537	-	19,320	14,001	-	81,858
	515,106	85,564	361,714	221,530	(2,091)	1,181,823
Plus deferred loan/lease origination costs, net of fees	47	2,670	(667)	20	-	2,071
Gross loans/leases receivable	$515,153	$88,234	$361,048	$221,550	$(2,091)	$1,183,894

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

As commercial real estate loans are the largest loan type, management places a strong emphasis on monitoring the composition of the Company’s commercial real estate loan portfolio.  Management tracks the level of owner-occupied commercial real estate loans versus non owner-occupied loans.  Owner-occupied loans are generally considered to have less risk.  As of June 30, 2011 and December 31, 2010, approximately 29% and 26% of the commercial real estate loan portfolio was owner-occupied.

Following is a listing of significant industries within the Company’s commercial real estate loan portfolio as of June 30, 2011 and December 31, 2010:

	As of June 30,		As of December 31,
	2011		2010
	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Nonresidential Buildings	$168,029	30%	$154,427	28%
Lessors of Residential Buildings	50,195	9%	52,582	9%
Land Subdivision	33,469	6%	30,572	6%
Hotels	17,563	3%	16,081	3%
New Car Dealers	16,145	3%	6,521	1%
Lessors of Other Real Estate Property	13,609	2%	19,688	4%
New Single Family Construction	12,076	2%	16,053	3%
Other *	248,691	45%	257,793	46%

Total Commercial Real Estate Loans	$559,777	100%	$553,717	100%

*   “Other” consists of all other industries.  None of these had concentrations greater than $15 million, or 2.7% of total commercial real estate loans.

During the first half of 2011, the Company originated and held a limited amount of 15-year fixed rate residential real estate loans that met certain credit guidelines.  The remaining residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans.  Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans above.  In addition, the Company has not originated any subprime, Alt-A, no documentation, or stated income residential real estate loans throughout its history.

See Note 3 for additional information regarding the Company’s loan/lease portfolio.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Changes in the allowance for estimated losses on loans/leases for the three and six months ended June 30, 2011 and 2010 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Balance, beginning	$20,730,016	$22,885,490	$20,364,656	$22,504,734
Provisions charged to expense	1,672,221	1,376,189	2,739,885	2,979,418
Loans/leases charged off	(2,691,705)	(2,890,613)	(3,572,632)	(4,263,614)
Recoveries on loans/leases previously charged off	92,100	189,897	270,723	340,425
Balance, ending	$19,802,632	$21,560,963	$19,802,632	$21,560,963

The allowance for estimated losses on loans/leases was $19.8 million at June 30, 2011 compared to $20.4 million at December 31, 2010 and $21.6 million at June 30, 2010.  The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase/decrease in loans/leases and a detailed analysis of the loan/lease portfolio.  The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated worse than “fair quality” and carrying aggregate exposure in excess of $100 thousand.  The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff and reported to management and the board of directors.  The Company’s allowance for estimated losses on loans/leases to gross loans/leases was 1.67% at June 30, 2011 which is a decrease from 1.74% at December 31, 2010, and from 1.78% at June 30, 2010.  The Company’s nonperforming loans/leases have declined steadily over the past six months.  This decline has outpaced the decrease in the allowance for loan/lease losses over the first half of 2011 and strengthened the Company’s allowance to nonperforming loans/leases from 49% at December 31, 2010 to 73% at June 30, 2011.

Although management believes that the allowance for estimated losses on loans/leases at June 30, 2011 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future.  Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision.  Asset quality is a priority for the Company and its subsidiaries.  The ability to grow profitably is in part dependent upon the ability to maintain that quality.  The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 3 for additional information regarding the Company’s allowance for estimated losses on loans/leases.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The table below presents the amounts of nonperforming assets.

	As of June 30,	As of March 31,	As of December 31,	As of June 30,
	2011	2011	2010	2010

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$23,295	$32,156	$37,427	$36,421
Accruing loans/leases past due 90 days or more	358	123	320	463
Troubled debt restructures - accruing	3,592	3,379	3,405	147
Other real estate owned	10,430	8,358	8,535	9,910
Other repossessed assets	194	219	366	14
	$37,869	$44,235	$50,053	$46,955

Nonperforming loans/leases to total loans/leases	2.30%	3.09%	3.51%	3.06%
Nonperforming assets to total loans/leases plus reposessed property	3.17%	3.80%	4.24%	3.85%
Nonperforming assets to total assets	2.02%	2.36%	2.73%	2.56%
Texas ratio (3)	24.77%	29.61%	33.57%	31.17%

(1)	Includes government guaranteed portion
(2)	Includes troubled debt restructures of $11.0 million at June 30, 2011, $8.4 million at March 31, 2011, $12.6 million at December 31, 2010, and $3.2 million at June 30, 2010
(3)
Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance for Estimated Losses on Loans/Leases.  Texas Ratio is a non-GAAP financial measure.  Management included this ratio as this is considered to be a critical metric with which to analyze and evaluate asset quality.  Other companies may calculate this ratio differently.

The large majority of the nonperforming assets consist of nonaccrual loans/leases and other real estate owned.  For nonaccrual loans/leases, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate.  Other real estate owned is carried at the fair value less costs to sell.

Nonperforming assets at June 30, 2011 were $37.9 million, down $6.4 million, or 14%, from $44.2 million at March 31, 2011, and down $12.2 million, or 24%, from December 31, 2010.  Further, nonperforming assets have declined $21.5 million, or 36%, from its peak position of $59.4 million at September 30, 2010.  A combination of improved performance ($8.6 million) and charge-offs ($3.6 million) contributed to the decrease in the first half of 2011.

Bank-owned life insurance increased $7.7 million, or 23%, during the first half of 2011 as the Company purchased additional insurance.  The Company has earned approximate yields (unadjusted for tax effect) on bank-owned life insurance of 3.75% and 3.97% for the six months ended June 30, 2011 and 2010, respectively.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits grew $99.5 million, or 9%, during the first half of 2011, and deposits grew $94.1 million, or 8%, from June 30, 2010 to June 30, 2011.  The table below presents the composition of the Company’s deposit portfolio.

	As of June 30, 2011	As of December 31, 2010	As of June 30, 2010

	(dollars in thousands)

Noninterest bearing demand deposits	$297,197	$276,827	$216,529
Interest bearing demand deposits	498,628	424,819	384,664
Savings deposits	40,241	35,805	35,252
Time deposits	322,466	312,010	398,903
Brokered time deposits	55,782	65,355	84,908
	$1,214,314	$1,114,816	$1,120,256

The Company has been successful in shifting the deposit mix over the past year with increases in non-interest bearing deposits and a decline in brokered and retail time deposits.  Specifically, QCBT continues to have success growing its correspondent banking business as noninterest bearing correspondent deposits grew $49.7 million, or 62%, to $130.5 million during the first half of 2011.  These increases and the Company’s overall strong liquidity position have allowed the Company to reduce the level of brokered and other time deposits which has helped drive down the Company’s average cost of deposits.

Short-term borrowings decreased $18.8 million, or 13%, during the first half of 2011.  The subsidiary banks offer short-term repurchase agreements to some of their significant customers.  Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank or from their correspondent banks.  The table below presents the composition of the Company’s short-term borrowings.

	As of June 30, 2011	As of December 31, 2010	As of June 30, 2010

	(dollars in thousands)

Overnight repurchase agreements with customers	$93,065	$118,904	$86,045
Federal funds purchased	29,330	22,250	46,990
	$122,395	$141,154	$133,035

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

FHLB advances decreased by $34.0 million, or 14%, during the first half of 2011.  The decline was the combination of prepayment ($15.0 million) and maturities ($19.0 million).  As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs.  FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.  See Note 4 for additional information on FHLB advances.

Other borrowings decreased $9.2 million, or 6%, from $150.1 million at December 31, 2010 to $140.9 million at June 30, 2011.  Other borrowings consist largely of structured wholesale repurchase agreements which are utilized as an alternative funding source to FHLB advances and customer deposits.  The table below presents the composition of the Company’s other borrowings.

	As of June 30, 2011	As of December 31, 2010

	(dollars in thousands)

Wholesale repurchase agreements	$135,000	$135,000
364-day revolving note	2,500	2,500
Series A subordinated notes	2,628	2,624
Secured borrowings - loan participations sold	788	9,936
Other	-	10
	$140,916	$150,070

As of December 31, 2010, secured borrowings for loan participations sold largely represented sales of the government guaranteed portion of certain SBA and USDA loans.  At that time, the sales required execution with a 90-day recourse period which prompted required accounting treatment as secured borrowings and deferral of any gains until expiration of the recourse period.  During the second quarter of 2011, SBA and USDA removed the recourse provisions for future sales which allows for sale accounting treatment at the time of sale.  As a result, secured borrowings for loan participations sold as of June 30, 2011, consists entirely of loan participations sold on a last-in-first-out basis.  In accordance with ASC 860, effective January 1, 2010, the Company is required to account for loan participations sold on a last-in-first-out basis as secured borrowings.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The table below presents the composition of the Company’s stockholders’ equity, including the common and preferred equity components.

	As of June 30, 2011	As of December 31, 2010

	(dollars in thousands)

Common stock	$4,856	$4,732
Additional paid in capital - common	24,910	24,328
Retained earnings	43,097	40,551
Accumulated other comprehensive income	1,768	704
Noncontrolling interests	1,849	1,648
Less: Treasury stock	(1,606)	(1,606)
Total common stockholders' equity	74,874	70,357

Preferred stock	63	63
Additional paid in capital - preferred	62,388	62,151
Total preferred stockholders' equity	62,451	62,214

Total stockholders' equity	$137,325	$132,571

Stockholders’ equity increased $4.8 million, or 4%, during the first half of 2011.  Net income of $5.0 million for the first half of 2011 increased retained earnings; however, this was partially offset by declaration and accrual of preferred stock dividends and discount accretion totaling $2.1 million, and declaration of common stock dividends of $186 thousand.  Specifically regarding the preferred stock dividends, the following details the dividend activity for the first half of 2011:

•	$1.2 million for the two quarterly dividends on the outstanding shares of Series D Cumulative Perpetual Preferred Stock at a stated rate of 5.00%, including the related discount accretion, and
•	$875 thousand for the two quarterly dividends on the outstanding shares of Series E Non-Cumulative Perpetual Preferred Stock at a stated dividend rate of 7.00%.

It is the Company’s intention to consider the payment of common stock dividends on a semi-annual basis.

Lastly, the available for sale portion of the securities portfolio experienced an increase in fair value of $1.1 million, net of tax, for the first half of 2011 as a result of fluctuation in certain market interest rates.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs.  The Company monitors liquidity risk through contingency planning stress testing on a regular basis.  The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable.  One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $80.4 million at June 30, 2011 and $143.7 million at December 31, 2010.

The Company has a variety of sources of short-term liquidity available, including federal funds purchased from correspondent banks, FHLB advances, structured wholesale repurchase agreements, brokered certificates of deposit, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales.  At June 30, 2011, the subsidiary banks had 19 lines of credit totaling $186.2 million, of which $61.7 million was secured and $124.5 million was unsecured.  At June 30, 2011, all of the $186.2 million was available.  Additionally, the Company has a single $20.0 million secured revolving line of credit with a maturity date of April 1, 2012.  As of June 30, 2011, the Company had $17.5 million available as the line of credit carried an outstanding balance of $2.5 million.

Throughout its history, the Company has secured additional capital through various resources, including the issuance of trust preferred securities and the issuance of preferred stock.  Trust preferred securities are reported on the Company’s balance sheet as liabilities, but do qualify for treatment as regulatory capital.

The following table presents the details of the trust preferred securities issued and outstanding as of June 30, 2011.

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 6/30/11	Interest Rate as of 12/31/10

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR *	3.16%	6.93%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.16%	3.15%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.08%	2.09%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR **	1.84%	6.62%
		$36,085,000

*Rate was fixed at 6.93% until March 31, 2011 when it became variable based on 3-month LIBOR plus 2.85%, reset quarterly.
**Rate was fixed until April 7, 2011, when it became variable based on 3-month LIBOR plus 1.55%, reset quarterly.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table presents the details of the preferred stock issued and outstanding as of June 30, 2011.

	Date Issued	Aggregate Purchase Price	Stated Dividend Rate

Series D Cumulative Perpetual Preferred Stock	February 2009	38,237,000	5.00	% *
Series E Non-Cumulative Convertible Perpetual Preferred Stock	June 2010	25,000,000	7.00%
		$63,237,000

*Company pays cumulative dividends at a rate of 5.00% per annum for the first five years (to February 2014), and 9.00% per annum thereafter.

The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The most recent notification from the FDIC categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action.  The Company and the subsidiary banks’ actual capital amounts and ratios as of June 30, 2011 and December 31, 2010 are presented in the following tables (dollars in thousands):

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of June 30, 2011:
Company:
Total risk-based capital	$186,875	13.87%	$107,809	≥	8.0%	N/A		N/A
Tier 1 risk-based capital	165,435	12.28%	53,905	≥	4.0	N/A		N/A
Tier 1 leverage ratio	165,435	8.80%	74,342	≥	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$96,877	13.42%	$57,763	≥	8.0%	$72,204	≥	10.00%
Tier 1 risk-based capital	87,845	12.17%	28,881	≥	4.0	43,322	≥	6.00%
Tier 1 leverage ratio	87,845	8.43%	41,660	≥	4.0	52,074	≥	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$56,351	14.18%	$31,795	≥	8.0%	$39,744	≥	10.00%
Tier 1 risk-based capital	51,355	12.92%	15,898	≥	4.0	23,847		6.00%
Tier 1 leverage ratio	51,355	9.11%	22,559	≥	4.0	28,199		5.00%
Rockford Bank & Trust:
Total risk-based capital	$34,365	14.96%	$18,373	≥	8.0%	$22,966		10.00%
Tier 1 risk-based capital	31,493	13.71%	9,186	≥	4.0	13,779	≥	6.00%
Tier 1 leverage ratio	31,493	11.35%	11,104	≥	4.0	13,880	≥	5.00%

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2010:
Company:
Total risk-based capital	$183,030	13.70%	$106,870	≥	8.0%	N/A		N/A
Tier 1 risk-based capital	161,939	12.12%	53,435	≥	4.0	N/A		N/A
Tier 1 leverage ratio	161,939	8.71%	74,342	≥	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$95,875	13.12%	$58,455	≥	8.0%	$73,069	≥	10.00%
Tier 1 risk-based capital	86,821	11.88%	29,228	≥	4.0	43,841		6.00%
Tier 1 leverage ratio	86,821	8.48%	40,965	≥	4.0	51,206		5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$55,401	14.14%	$31,335	≥	8.0%	$39,169		10.00%
Tier 1 risk-based capital	50,465	12.88%	15,667	≥	4.0	23,501	≥	6.00%
Tier 1 leverage ratio	50,465	9.03%	22,354	≥	4.0	27,942	≥	5.00%
Rockford Bank & Trust:
Total risk-based capital	$33,852	15.82%	$17,119	≥	8.0%	$21,399	≥	10.00%
Tier 1 risk-based capital	31,171	14.57%	8,560	≥	4.0	12,839	≥	6.00%
Tier 1 leverage ratio	31,171	11.31%	11,027	≥	4.0	13,784		5.00%

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

Part I
Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

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

Application of the simulation model analysis at the most recent quarter-end available is presented in the following table.  Please note the simulation model analysis as of June 30, 2011 is not yet available.

	NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	As of March 31, 2011	As of December 31, 2010	As of September 30, 2010	As of June 30, 2010

100 basis point downward shift	-1.8%	-1.9%	-1.0%	-1.2%
200 basis point upward shift	-3.6%	-3.0%	-3.3%	-3.2%
300 basis point upward shift	-4.1%	-1.6%	-2.5%	-2.3%

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

Part I
Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2011.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 2                     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3                     Defaults Upon Senior Securities

                               None

Item 4                    [REMOVED AND RESERVED]

Item 5                    Other Information

                               None

Part II
QCR HOLDINGS, INC.
 AND SUBSIDIARIES

PART II - OTHER INFORMATION - continued

Item 6                    Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011 and June 30, 2010; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.
(Registrant)

Date: August 8, 2011	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date: August 8, 2011	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer