Form 10-Q
period 2011-09-30
QCR HOLDINGS INC
filed 2011-11-07
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 30, 2011

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    ________ to________

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
Yes [    ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 1, 2011, the Registrant had outstanding 4,749,234 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX
			Page Number(s)
Part I	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets	2
		As of September 30, 2011 and December 31, 2010

		Consolidated Statements of Income	3
		For the Three Months Ended September 30, 2011 and 2010

		Consolidated Statements of Income	4
		For the Nine Months Ended September 30, 2011 and 2010

		Consolidated Statement of Changes in Stockholders' Equity	5-6
		For the Nine Months Ended September 30, 2011 and 2010

		Consolidated Statements of Cash Flows	7
		For the Nine Months Ended September 30, 2011 and 2010

		Notes to the Consolidated Financial Statements	8-31

	Item 2.	Management's Discussion and Analysis of Financial Condition and	32-64
		Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65-66

	Item 4.	Controls and Procedures	67

Part II	OTHER INFORMATION

	Item 1.	Legal Proceedings	68

	Item 1.A.	Risk Factors	68

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

	Item 3.	Defaults upon Senior Securities	68

	Item 4.	[Removed and Reserved]	68

	Item 5.	Other Information	68

	Item 6.	Exhibits	69

Signatures			70-71

Part I
Item 1
QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2011 and December 31, 2010

	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$45,431,711	$42,030,806
Federal funds sold	5,790,000	61,960,000
Interest-bearing deposits at financial institutions	24,665,359	39,745,611

Securities held to maturity, at amortized cost	200,000	300,000
Securities available for sale, at fair value	525,711,786	424,546,767
Total securities	525,911,786	424,846,767

Loans receivable held for sale	5,287,924	14,084,859
Loans/leases receivable held for investment	1,192,293,786	1,158,453,744
Gross loans/leases receivable	1,197,581,710	1,172,538,603
Less allowance for estimated losses on loans/leases	(19,578,486)	(20,364,656)
Net loans/leases receivable	1,178,003,224	1,152,173,947

Premises and equipment, net	30,946,211	31,118,744
Goodwill	3,222,688	3,222,688
Accrued interest receivable	6,812,857	6,435,989
Bank-owned life insurance	41,597,883	33,565,390
Prepaid FDIC insurance	3,998,438	5,361,314
Restricted investment securities	15,238,000	16,668,700
Other real estate owned, net	8,287,592	8,534,711
Other assets	9,054,743	10,970,549

Total assets	$1,898,960,492	$1,836,635,216

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$326,710,313	$276,827,205
Interest-bearing	880,758,933	837,988,652
Total deposits	1,207,469,246	1,114,815,857

Short-term borrowings	143,586,491	141,154,499
Federal Home Loan Bank advances	204,750,000	238,750,000
Other borrowings	140,129,755	150,070,785
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	23,771,127	23,188,367
Total liabilities	1,755,791,619	1,704,064,508

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000 September 2011 - 65,090 shares issued and outstanding December 2010 - 63,237 shares issued and outstanding	65,090	63,237
Common stock, $1 par value; shares authorized 20,000,000 September 2011 - 4,868,480 shares issued and 4,747,234 outstanding December 2010 - 4,732,428 shares issued and 4,611,182 outstanding	4,868,480	4,732,428
Additional paid-in capital	90,673,628	86,478,269
Retained earnings	43,071,950	40,550,900
Accumulated other comprehensive income	4,172,634	704,165
Noncontrolling interests	1,923,601	1,648,219
Less treasury stock, September 2011 and December 2010 - 121,246 common shares, at cost	(1,606,510)	(1,606,510)
Total stockholders' equity	143,168,873	132,570,708
Total liabilities and stockholders' equity	$1,898,960,492	$1,836,635,216

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
Nine Months Ended September 30, 2011 and 2010

	Preferred	Common	Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Stock	Total
Balance December 31, 2010	$63,237	$4,732,428	$86,478,269	$40,550,900	$704,165	$1,648,219	$(1,606,510)	$132,570,708
Comprehensive income:
Net income	-	-	-	2,124,960	-	106,524	-	2,231,484
Other comprehensive loss, net of tax	-	-	-	-	(1,345,554)	-	-	(1,345,554)
Comprehensive income								885,930
Preferred cash dividends declared and accrued	-	-	-	(915,462)	-	-	-	(915,462)
Discount accretion on cumulative preferred stock	-	-	116,909	(116,909)	-	-	-	-
Proceeds from issuance of 9,081 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	9,081	49,249	-	-	-	-	58,330
Proceeds from issuance of 24,300 shares of common stock as a result of stock options exercised	-	24,300	146,067	-	-	-	-	170,367
Exchange of 2,171 shares of common stock in connection with stock options exercised	-	(2,171)	(14,070)	-	-	-	-	(16,241)
Stock compensation expense	-	-	206,569					206,569
Restricted stock awards	-	69,924	(69,924)	-	-	-	-	-
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,065)	-	(2,065)
Balance March 31, 2011	$63,237	$4,833,562	$86,913,069	$41,643,489	$(641,389)	$1,752,678	$(1,606,510)	$132,958,136
Comprehensive income:
Net income	-	-	-	2,674,969	-	98,245	-	2,773,214
Other comprehensive income, net of tax	-	-	-	-	2,409,728	-	-	2,409,728
Comprehensive income								5,182,942
Common cash dividends declared, $0.04 per share	-	-	-	(185,863)	-	-	-	(185,863)
Preferred cash dividends declared and accrued	-	-	-	(915,462)	-	-	-	(915,462)
Discount accretion on cumulative preferred stock	-	-	120,280	(120,280)	-	-	-	-
Proceeds from issuance of 11,355 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	11,355	61,582	-	-	-	-	72,937
Proceeds from issuance of 10,967 shares of common stock as a result of stock options exercised	-	10,967	65,205	-	-	-	-	76,172
Exchange of 379 shares of common stock in connection with stock options exercised	-	(379)	(3,033)	-	-	-	-	(3,412)
Stock compensation expense	-	-	141,370					141,370
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,066)	-	(2,066)
Balance June 30, 2011	$63,237	$4,855,505	$87,298,473	$43,096,853	$1,768,339	$1,848,857	$(1,606,510)	$137,324,754
Comprehensive income:
Net income	-	-	-	2,163,155	-	103,446	-	2,266,601
Other comprehensive income, net of tax	-	-	-	-	2,404,295	-	-	2,404,295
Comprehensive income								4,670,896
Preferred cash dividends declared	-	-	-	(835,802)	-	-	-	(835,802)
Discount accretion on cumulative preferred stock	-	-	1,352,256	(1,352,256)	-	-	-	-
Proceeds from the issuance of 40,090 shares of Series F Non-Cumulative Perpetual Preferred Stock	40,090	-	40,034,251	-	-	-	-	40,074,341
Redemption of 38,237 shares of Series D Cumulative Perpetual Preferred Stock	(38,237)	-	(38,198,763)	-	-	-	-	(38,237,000)
Proceeds from issuance of 7,975 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	7,975	43,251	-	-	-	-	51,226
Stock compensation expense	-	-	149,160					149,160
Restricted stock awards	-	5,000	(5,000)					-
Other adjustments to noncontrolling interests	-	-	-	-	-	(28,702)	-	(28,702)
Balance September 30, 2011	$65,090	$4,868,480	$90,673,628	$43,071,950	$4,172,634	$1,923,601	$(1,606,510)	$143,168,873
(continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (continued)
Nine Months Ended September 30, 2011 and 2010

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income	Interests	Stock	Total
Balance December 31, 2009	$38,805	$4,674,536	$82,194,330	$38,458,477	$135,608	$1,699,630	$(1,606,510)	$125,594,876
Comprehensive income:
Net income	-	-	-	1,292,009	-	(77,076)	-	1,214,933
Other comprehensive income, net of tax	-	-	-	-	1,663,236	-	-	1,663,236
Comprehensive income								2,878,169
Preferred cash dividends declared and accrued	-	-	-	(924,088)	-	-	-	(924,088)
Discount accretion on cumulative preferred stock	-	-	109,331	(109,331)	-	-	-	-
Proceeds from issuance of warrants to purchase 54,000 shares of common stock in conjunction with the issuance of Series A Subordinated Notes	-	-	84,240	-	-	-	-	84,240
Proceeds from issuance of 6,270 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	6,270	40,849	-	-	-	-	47,119
Exchange of 367 shares of common stock in Tax benefit of nonqualified stock options exercised			-					-
Stock compensation expense	-	-	181,489					181,489
Restricted stock awards	-	23,598	(23,598)	-	-	-	-	-
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,065)	-	(2,065)
Balance March 31, 2010	$38,805	$4,704,037	$82,583,911	$38,717,067	$1,798,844	$1,620,489	$(1,606,510)	$127,856,643
Comprehensive income:
Net income	-	-	-	1,737,501	-	62,336	-	1,799,837
Other comprehensive income, net of tax	-	-	-	-	2,043,708	-	-	2,043,708
Comprehensive income								3,843,545
Common cash dividends declared, $0.04 per share	-	-	-	(182,730)	-	-	-	(182,730)
Preferred cash dividends declared and accrued	-	-	-	(924,088)	-	-	-	(924,088)
Discount accretion on cumulative preferred stock	-	-	113,225	(113,225)	-	-	-	-
Exchange of 268 shares of Series B Non-Cumulative Perpetual Preferred Stock for 13,400 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	13,132	-	(13,132)	-	-	-	-	-
Exchange of 300 shares of Series C Non-Cumulative Perpetual Preferred Stock for 7,500 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	7,200	-	(7,200)	-	-	-	-	-
Proceeds from issuance of 4,100 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	4,100	-	3,199,333	-	-	-	-	3,203,433
Proceeds from issuance of 9,629 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	9,629	62,733	-	-	-	-	72,362
Proceeds from the issuance of 1,504 shares of common stock in Stock compensation expense	-	-	112,693					112,693
Other adjustments to noncontrolling interests	-	-	-	-	-	4,706	-	4,706
Balance June 30, 2010	$63,237	$4,715,170	$86,063,278	$39,234,525	$3,842,552	$1,687,531	$(1,606,510)	$133,999,783
Comprehensive income:
Net income	-	-	-	2,014,086	-	109,786	-	2,123,872
Other comprehensive income, net of tax	-	-	-	-	160,545	-	-	160,545
Comprehensive income								2,284,417
Preferred cash dividends declared and accrued	-	-	-	(915,462)	-	-	-	(915,462)
Discount accretion on cumulative preferred stock	-	-	113,224	(113,224)	-	-	-	-
Proceeds from issuance of 6,420 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	6,420	41,827	-	-	-	-	48,247
Proceeds from the issuance of 750 shares of common stock in connection with options exercised	-	750	4,907	-	-	-	-	5,657
Additional issuance cost related to the Series E Non-Cumulative Perpetual Convertible Preferred Stock	-	-	(16,200)	-	-	-	-	(16,200)
Stock compensation expense	-	-	118,448					118,448
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,066)	-	(2,066)
Balance September 30, 2010	$63,237	$4,722,340	$86,325,484	$40,219,925	$4,003,097	$1,795,251	$(1,606,510)	$135,522,824

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,271,299	$5,138,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,866,403	1,926,876
Provision for loan/lease losses	5,196,850	4,413,650
Amortization of offering costs on subordinated debentures	10,738	10,738
Stock-based compensation expense	547,087	467,768
Losses on sales of other real estate owned, net	90,492	632,806
Amortization of premiums on securities, net	2,541,408	2,555,204
Securities gains	(1,472,528)	-
Other-than-temporary impairment losses on securities	118,847	113,800
Loans originated for sale	(65,240,469)	(103,689,462)
Proceeds on sales of loans	75,960,589	95,662,334
Gains on sales of loans, net	(1,923,185)	(1,831,856)
Prepayment fees on Federal Home Loan Bank advances	832,099	-
Losses on lease residual values	-	617,000
(Decrease) increase in accrued interest receivable	(376,868)	447,886
Decrease in prepaid FDIC insurance	1,362,876	1,788,261
Increase in cash value of bank-owned life insurance	(1,032,493)	(973,659)
Increase in other assets	(278,687)	(651,803)
Increase in other liabilities	955,174	1,504,602
Net cash provided by operating activities	$26,429,632	$8,132,787

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold	56,170,000	(15,356,667)
Net decrease (increase) in interest-bearing deposits at financial institutions	15,080,252	(7,152,522)
Proceeds from sales of foreclosed assets	8,376,898	1,759,607
Activity in securities portfolio:
Purchases	(458,081,700)	(294,445,750)
Calls, maturities and redemptions	302,145,002	243,389,938
Paydowns	4,977,152	400,605
Sales	54,326,191	-
Activity in restricted investment securities:
Purchases	(245,000)	(1,704,350)
Redemptions	1,675,700	204,800
Activity in bank-owned life insurance:
Purchases	(7,000,000)	(3,150,000)
Surrender of policy	-	609,772
Net (increase) decrease in loans/leases originated and held for investment	(48,043,333)	51,105,615
Purchase of premises and equipment	(1,693,870)	(2,025,145)
Net cash used in investing activities	$(72,312,708)	$(26,364,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	92,653,389	(2,589,804)
Net increase (decrease) in short-term borrowings	2,431,992	(14,481,044)
Activity in Federal Home Loan Bank advances:
Advances	5,000,000	36,000,000
Calls and maturities	(24,000,000)	(13,100,000)
Prepayments	(15,832,099)	-
Net (decrease) increase in other borrowings	(9,941,030)	7,536,866
Proceeds from issuance of Series A Subordinated Notes and detachable warrants to purchase 54,000 shares of common stock	-	2,700,000
Payment of cash dividends on common and preferred stock	(3,274,991)	(3,136,626)
Proceeds from issuance of Series E Noncumulative Convertible	-	3,187,233
Perpetual Preferred Stock, net
Proceeds from issuance of Series F Noncumulative Perpetual Preferred Stock	40,074,341	-
Redemption of Series D Cumulative Perpetual Preferred Stock	(38,237,000)	-
Proceeds from issuance of common stock, net	409,379	183,507
Net cash provided by financing activities	$49,283,981	$16,300,132

Net increase (decrease) in cash and due from banks	3,400,905	(1,931,178)
Cash and due from banks, beginning	42,030,806	35,878,046
Cash and due from banks, ending	$45,431,711	$33,946,868

Supplemental disclosure of cash flow information, cash payments for:
Interest	$18,521,222	$23,362,893

Income/franchise taxes	$1,196,948	$1,497,611

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale, net	$3,468,469	$3,867,489

Transfers of loans to other real estate owned	$8,220,271	$5,442,568

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.  Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding.  The results of the interim period ended September 30, 2011, are not necessarily indicative of the results expected for the year ending December 31, 2011.

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

Recent accounting developments:  In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-2, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-2 amends ASC Topic 310, Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The Company adopted ASU 2011-2 effective for the interim period ending September 30, 2011 and applied ASU 2011-2 retrospectively to January 1, 2011.  Adoption did not have a material impact on the consolidated financial statements.  See Note 3 for disclosure of the Company’s troubled debt restructurings.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

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

In September 2011, FASB issued ASU 2011-08, Intangibles – Goodwill and Other: Testing Goodwill for Impairment.  ASU 2011-08 allows the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment.  ASU 2011-08 is effective for annual periods beginning after December 15, 2011.  Early adoption is permitted.  The Company decided to early adopt ASU 2011-08 as of September 30, 2011 and the adoption did not have any effect on the Company’s consolidated financial statements.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of September 30, 2011 and December 31, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
September 30, 2011:
Securities held to maturity, other bonds	$200,000	$-	$-	$200,000

Securities available for sale:
U.S. govt. sponsored agency securities	$412,874,368	$2,280,889	$(371,420)	$414,783,837
Residential mortgage-backed securities	80,069,540	3,382,915	-	83,452,455
Municipal securities	24,580,364	1,410,952	-	25,991,316
Trust preferred securities	86,200	-	(14,400)	71,800
Other securities	1,346,972	106,442	(41,036)	1,412,378
	$518,957,444	$7,181,198	$(426,856)	$525,711,786

December 31, 2010:
Securities held to maturity, other bonds	$300,000	$-	$-	$300,000

Securities available for sale:
U.S. govt. sponsored agency securities	$401,711,432	$3,218,843	$(2,704,919)	$402,225,356
Residential mortgage-backed securities	64,912	5,526	-	70,438
Municipal securities	20,134,611	579,215	(110,346)	20,603,480
Trust preferred securities	86,200	-	(8,200)	78,000
Other securities	1,414,661	168,331	(13,499)	1,569,493
	$423,411,816	$3,971,915	$(2,836,964)	$424,546,767

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2011:
Securities available for sale:
U.S. govt. sponsored agency securities	$102,397,415	$(371,420)	$-	$-	$102,397,415	$(371,420)
Trust preferred securities	71,800	(14,400)	-	-	71,800	(14,400)
Other securities	301,176	(40,510)	2,725	(526)	303,901	(41,036)
	$102,770,391	$(426,330)	$2,725	$(526)	$102,773,116	$(426,856)

December 31, 2010:
Securities available for sale:
U.S. govt. sponsored agency securities	$159,302,061	$(2,704,919)	$-	$-	$159,302,061	$(2,704,919)
Municipal securities	4,333,786	(47,884)	678,378	(62,462)	5,012,164	(110,346)
Trust preferred securities	86,200	(8,200)	-	-	86,200	(8,200)
Other securities	226,250	(12,671)	2,872	(828)	229,122	(13,499)
	$163,948,297	$(2,773,674)	$681,250	$(63,290)	$164,629,547	$(2,836,964)

At September 30, 2011, the investment portfolio included 331 securities.  Of this number, 54 securities had current unrealized losses with aggregate depreciation less than 1% from the amortized cost basis.  Of these 54, one had unrealized losses for twelve months or more.  All of the debt securities in unrealized loss positions are considered acceptable credit risks.  Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.  In addition, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.  At September 30, 2011 and December 31, 2010, equity securities represented less than 1% of the total portfolio.

The Company did not recognize other-than-temporary impairment on any debt securities for the three and nine months ended September 30, 2011.   During the three months ended September 30, 2010, the Company’s evaluation determined the decline in fair value for one individual issue trust preferred security was other-than-temporary.  As a result, the Company wrote down the value of this security and recognized a loss totaling $113,800.  The Company does not have any other investments in trust preferred securities.

During the second quarter of 2011, the Company’s evaluation determined that two privately held equity securities experienced declines in fair value that were other-than-temporary.  As a result, the Company wrote down the value of these securities and recognized losses in the amount of $118,847.  The Company did not recognize other-than-temporary impairment on any of its equity securities during the first or third quarters of 2011.  Additionally, the Company did not recognize other-than-temporary impairment on any of its equity securities for the three and nine months ended September 30, 2010.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

All sales of securities, as applicable, for the three and nine months ended September 30, 2011 and 2010, respectively, were from securities identified as available for sale.  Information on proceeds received, as well as pre-tax gross gains from sales of those securities is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Proceeds from sales of securities	$8,601,107	$-	$54,326,191	$-
Pre-tax gross gains from sales of securities	443,614	-	1,472,528	-

The amortized cost and fair value of securities as of September 30, 2011 by contractual maturity are shown below.  A portion of the Company’s U.S. government sponsored agency securities contain call options which allow the issuer, at its discretion, to call the security at predetermined dates prior to the contractual maturity date. Expected maturities of residential mortgage-backed securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed securities may be called or prepaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following table.  “Other securities” are excluded from the maturity categories as there is no fixed maturity date.

	Amortized
	Cost	Fair Value
Securities held to maturity:
Due in one year or less	$50,000	$50,000
Due after one year through five years	100,000	100,000
Due after five years	50,000	50,000
	$200,000	$200,000

Securities available for sale:
Due in one year or less	$2,803,210	$2,811,980
Due after one year through five years	68,117,087	68,470,834
Due after five years	366,620,635	369,564,139
	$437,540,932	$440,846,953
Residential mortgage-backed securities	80,069,540	83,452,455
Other securities	1,346,972	1,412,378
	$518,957,444	$525,711,786

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of September 30, 2011 and December 31, 2010 is presented as follows:

	As of September 30,	As of December 31,
	2011	2010

Commercial and industrial loans	$363,997,365	$365,625,271
Commercial real estate loans
Owner-occupied commercial real estate	160,485,944	141,411,027
Commercial construction, land development, and other land	63,582,594	65,529,058
Other non owner-occupied commercial real estate	344,418,820	346,777,179
	568,487,358	553,717,264

Direct financing leases *	88,893,130	83,009,647
Residential real estate loans **	94,073,045	82,196,622
Installment and other consumer loans	79,892,870	86,239,944
	1,195,343,768	1,170,788,748
Plus deferred loan/lease orgination costs, net of fees	2,237,942	1,749,855
	1,197,581,710	1,172,538,603
Less allowance for estimated losses on loans/leases	(19,578,486)	(20,364,656)
	$1,178,003,224	$1,152,173,947

* Direct financing leases:
Net minimum lease payments to be received	$101,466,699	$94,921,417
Estimated unguaranteed residual values of leased assets	1,108,701	1,204,865
Unearned lease/residual income	(13,682,270)	(13,116,635)
	88,893,130	83,009,647
Plus deferred lease origination costs, net of fees	2,800,256	2,341,628
	91,693,386	85,351,275
Less allowance for estimated losses on leases	(1,051,960)	(1,530,572)
	$90,641,426	$83,820,703

**Includes residential real estate loans held for sale totaling $5,287,924 and $14,084,859 as of September 30, 2011 and December 31, 2010, respectively.

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For the three and nine months ended September 30, 2011, and for the three months ended September 30, 2010, there were no losses on residual values.  During the first quarter of 2010, the Company recognized losses totaling $617,000 in residual values for two direct financing equipment leases.  At September 30, 2011, the Company had 43 leases remaining with residual values totaling $1,108,701 that were not protected with a lease end options rider.  At December 31, 2010, the Company had 54 leases remaining with residual values totaling $1,204,865 that were not protected with a lease end options rider.  Management has performed specific evaluations of these residual values and determined that the valuations are appropriate.

The aging of the loan/lease portfolio by classes of loans/leases as of September 30, 2011 is presented as follows:

Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$357,960,272	$384,752	$101,500	$-	$5,550,841	$363,997,365
Commercial Real Estate
Owner-Occupied Commercial Real Estate	157,028,882	860,990	-	-	2,596,072	160,485,944
Commercial Construction, Land Development, and Other Land	53,798,001	-	1,039,528	-	8,745,065	63,582,594
Other Non Owner-Occupied Commercial Real Estate	323,363,602	5,763,492	5,824,332	321,605	9,145,789	344,418,820
Direct Financing Leases	86,897,793	1,158,023	120,825	-	716,489	88,893,130
Residential Real Estate	92,747,679	-	131,302	-	1,194,064	94,073,045
Installment and Other Consumer	78,113,490	289,418	420,426	11,886	1,057,650	79,892,870
	$1,149,909,719	$8,456,675	$7,637,913	$333,491	$29,005,970	$1,195,343,768

As a percentage of total loan/lease portfolio	96.20%	0.71%	0.64%	0.03%	2.43%	100.00%

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2010 is presented as follows:

Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$353,437,063	$300,224	$203,722	$-	$11,684,262	$365,625,271
Commercial Real Estate
Owner-Occupied Commercial Real Estate	139,880,634	236,910	-	103,015	1,190,468	141,411,027
Commercial Construction, Land Development, and Other Land	55,552,352	746,545	-	-	9,230,161	65,529,058
Other Non Owner-Occupied Commercial Real Estate	335,171,858	275,000	546,019	70,125	10,714,177	346,777,179
Direct Financing Leases	79,708,979	1,605,836	92,244	-	1,602,588	83,009,647
Residential Real Estate	79,910,279	876,509	-	123,557	1,286,277	82,196,622
Installment and Other Consumer	84,214,010	101,770	182,349	23,139	1,718,676	86,239,944
	$1,127,875,175	$4,142,794	$1,024,334	$319,836	$37,426,609	$1,170,788,748

As a percentage of total loan/lease portfolio	96.33%	0.35%	0.09%	0.03%	3.20%	100.00%

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Nonperforming loans/leases by classes of loans/leases as of September 30, 2011 is presented as follows:

Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$-	$5,550,841	$-	$5,550,841	17.34%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	2,596,072	-	2,596,072	8.11%
Commercial Construction, Land Development, and Other Land	-	8,745,065	1,114,956	9,860,021	30.80%
Other Non Owner-Occupied Commercial Real Estate	321,605	9,145,789	941,140	10,408,534	32.51%
Direct Financing Leases	-	716,489	619,114	1,335,603	4.17%
Residential Real Estate	-	1,194,064	-	1,194,064	3.73%
Installment and Other Consumer	11,886	1,057,650	-	1,069,536	3.34%
	$333,491	$29,005,970	$2,675,210	$32,014,671	100.00%

*Nonaccrual loans/leases includes $8,640,421 of troubled debt restructurings, including $219,220 in commercial and industrial loans, and $7,956,866 in commercial real estate loans.

Nonperforming loans/leases by classes of loans/leases as of December 31, 2010 is presented as follows:

Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases **	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$-	$11,684,262	$180,228	$11,864,490	28.83%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	103,015	1,190,468	-	1,293,483	3.14%
Commercial Construction, Land Development, and Other Land	-	9,230,161	961,879	10,192,040	24.77%
Other Non Owner-Occupied Commercial Real Estate	70,125	10,714,177	2,100,837	12,885,139	31.31%
Direct Financing Leases	-	1,602,588	162,502	1,765,090	4.29%
Residential Real Estate	123,557	1,286,277	-	1,409,834	3.43%
Installment and Other Consumer	23,139	1,718,676	-	1,741,815	4.23%
	$319,836	$37,426,609	$3,405,446	$41,151,891	100.00%

**Nonaccrual loans/leases includes $12,631,343 of troubled debt restructurings, including $2,200,986 in commercial and industrial loans and $9,407,276 in commercial real estate loans.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance for estimated losses on loans/leases by portfolio segment for the three and nine months ended September 30, 2011 and 2010, respectively, are presented as follows:

	Three Months Ended September 30, 2011

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$7,124,444	$8,602,639	$1,591,309	$757,075	$1,727,165	$19,802,632
Provisions charged to expense	(211,491)	2,645,457	159,965	92,032	(228,998)	2,456,965
Loans/leases charged off	(1,465,577)	(852,174)	(701,658)	-	(84,358)	(3,103,767)
Recoveries on loans/leases previously charged off	174,013	212,683	2,344	-	33,616	422,656
Balance, ending	$5,621,389	$10,608,605	$1,051,960	$849,107	$1,447,425	$19,578,486

	Three Months Ended September 30, 2010

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$5,875,508	$11,907,867	$1,707,762	$567,491	$1,502,335	$21,560,963
Provisions charged to expense	839,037	205,290	210,232	109,850	69,823	1,434,232
Loans/leases charged off	(1,151,574)	(1,631,524)	(695,176)	-	(100,919)	(3,579,193)
Recoveries on loans/leases previously charged off	13,995	278,594	156,288	-	17,947	466,824
Balance, ending	$5,576,966	$10,760,227	$1,379,106	$677,341	$1,489,186	$19,882,826

	Nine Months Ended September 30, 2011

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$7,548,922	$9,087,315	$1,530,572	$748,028	$1,449,819	$20,364,656
Provisions charged to expense	1,005,002	3,038,359	463,850	101,079	588,560	5,196,850
Loans/leases charged off	(3,256,194)	(1,773,711)	(945,104)	-	(701,390)	(6,676,399)
Recoveries on loans/leases previously charged off	323,659	256,642	2,642	-	110,436	693,379
Balance, ending	$5,621,389	$10,608,605	$1,051,960	$849,107	$1,447,425	$19,578,486

	Nine Months Ended September 30, 2010

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$5,425,624	$12,665,721	$1,681,376	$685,732	$2,046,281	$22,504,734
Provisions charged to expense	3,033,353	721,158	468,651	(8,391)	198,879	4,413,650
Loans/leases charged off	(2,993,277)	(3,030,503)	(928,019)	-	(891,008)	(7,842,807)
Recoveries on loans/leases previously charged off	111,266	403,851	157,098	-	135,034	807,249
Balance, ending	$5,576,966	$10,760,227	$1,379,106	$677,341	$1,489,186	$19,882,826

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of September 30, 2011 is presented as follows:

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$945,475	$4,741,965	$8,000	$66,035	$108,724	$5,870,199
Allowance for loans/leases collectively evaluated for impairment	4,675,914	5,866,640	1,043,960	783,072	1,338,701	13,708,287
	$5,621,389	$10,608,605	$1,051,960	$849,107	$1,447,425	$19,578,486

Loans/leases individually evaluated for impairment	$3,420,793	$22,539,729	$1,335,603	$1,194,063	$721,943	$29,212,131
Loans/leases collectively evaluated for impairment	360,576,572	545,947,629	87,557,527	92,878,982	79,170,927	1,166,131,637
	$363,997,365	$568,487,358	$88,893,130	$94,073,045	$79,892,870	$1,195,343,768

Allowance as a percentage of loans/leases individually evaluated for impairment	27.64%	21.04%	0.60%	5.53%	15.06%	20.10%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.30%	1.07%	1.19%	0.84%	1.69%	1.18%
	1.54%	1.87%	1.18%	0.90%	1.81%	1.63%

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of December 31, 2010 is presented as follows:

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$3,331,437	$3,709,177	$335,000	$27,355	$49,777	$7,452,746
Allowance for loans/leases collectively evaluated for impairment	4,217,485	5,378,138	1,195,572	720,673	1,400,042	12,911,910
	$7,548,922	$9,087,315	$1,530,572	$748,028	$1,449,819	$20,364,656

Loans/leases individually evaluated for impairment	$8,824,670	$24,770,032	$1,765,090	$1,286,277	$1,611,098	$38,257,167
Loans/leases collectively evaluated for impairment	356,800,601	528,947,232	81,244,557	80,910,345	84,628,846	1,132,531,581
	$365,625,271	$553,717,264	$83,009,647	$82,196,622	$86,239,944	$1,170,788,748

Allowance as a percentage of loans/leases individually evaluated for impairment	37.75%	14.97%	18.98%	2.13%	3.09%	19.48%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.18%	1.02%	1.47%	0.89%	1.65%	1.14%
	2.06%	1.64%	1.84%	0.91%	1.68%	1.74%

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease.  The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Information for impaired loans/leases by classes of financing receivable as of and for the nine months ended September 30, 2011 is as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$771,177	$1,446,065	$-	$4,363,221	$15,961	$15,961
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,572,641	1,625,409	-	2,009,518	54,314	54,314
Commercial Construction, Land Development, and Other Land	234,890	234,890	-	1,524,700	-	-
Other Non Owner-Occupied Commercial Real Estate	1,730,764	1,730,764	-	3,665,415	-	-
Direct Financing Leases	1,231,385	1,231,385	-	529,106	-	-
Residential Real Estate	932,813	932,813	-	1,008,968	-	-
Installment and Other Consumer	613,219	613,219	-	835,483	-	-
	$7,086,889	$7,814,545	$-	$13,936,411	$70,275	$70,275

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$2,649,616	$2,649,616	$945,475	$1,515,521	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,390,681	1,390,681	611,350	160,397	-	-
Commercial Construction, Land Development, and Other Land	9,625,131	9,663,955	3,356,291	4,927,747	473	473
Other Non Owner-Occupied Commercial Real Estate	7,985,622	8,485,622	774,324	6,894,571	-	-
Direct Financing Leases	104,218	104,218	8,000	1,021,241	-	-
Residential Real Estate	261,250	295,928	66,035	168,233	-	-
Installment and Other Consumer	108,724	110,527	108,724	64,922	-	-
	$22,125,242	$22,700,547	$5,870,199	$14,752,632	$473	$473

Total Impaired Loans/Leases:
Commercial and Industrial	$3,420,793	$4,095,681	$945,475	$5,878,742	$15,961	$15,961
Commercial Real Estate
Owner-Occupied Commercial Real Estate	2,963,322	3,016,090	611,350	2,169,915	54,314	54,314
Commercial Construction, Land Development, and Other Land	9,860,021	9,898,845	3,356,291	6,452,447	473	473
Other Non Owner-Occupied Commercial Real Estate	9,716,386	10,216,386	774,324	10,559,986	-	-
Direct Financing Leases	1,335,603	1,335,603	8,000	1,550,347	-	-
Residential Real Estate	1,194,063	1,228,741	66,035	1,177,201	-	-
Installment and Other Consumer	721,943	723,746	108,724	900,405	-	-
	$29,212,131	$30,515,092	$5,870,199	$28,689,043	$70,748	$70,748

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases by classes of financing receivable for the three months ended September 30, 2011 is as follows:

Classes of Loans/Leases	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$2,236,289	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,774,342	11,909	11,909
Commercial Construction, Land Development, and Other Land	286,339	-	-
Other Non Owner-Occupied Commercial Real Estate	1,730,764	-	-
Direct Financing Leases	668,944	-	-
Residential Real Estate	942,011	-	-
Installment and Other Consumer	710,560	-	-
	$8,349,249	$11,909	$11,909

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$1,534,968	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	360,894	-	-
Commercial Construction, Land Development, and Other Land	5,595,484	473	473
Other Non Owner-Occupied Commercial Real Estate	7,488,032	-	-
Direct Financing Leases	983,131	-	-
Residential Real Estate	200,625	-	-
Installment and Other Consumer	108,859	-	-
	$16,271,993	$473	$473

Total Impaired Loans/Leases:
Commercial and Industrial	$3,771,257	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	2,135,236	11,909	11,909
Commercial Construction, Land Development, and Other Land	5,881,823	473	473
Other Non Owner-Occupied Commercial Real Estate	9,218,796	-	-
Direct Financing Leases	1,652,075	-	-
Residential Real Estate	1,142,636	-	-
Installment and Other Consumer	819,419	-	-
	$24,621,242	$12,382	$12,382

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of September 30, 2011:

		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$326,845,312	$146,744,108	$50,025,363	$303,472,012	$827,086,795
Special Mention (Rating 6)	9,211,829	2,704,551	505,706	19,546,611	31,968,697
Substandard (Rating 7)	27,940,224	11,037,285	13,051,525	21,400,197	73,429,231
Doubtful (Rating 8)	-	-	-	-	-
	$363,997,365	$160,485,944	$63,582,594	$344,418,820	$932,484,723

	As of September 30, 2011
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$87,557,527	$92,878,981	$78,823,334	$259,259,842
Nonperforming	1,335,603	1,194,064	1,069,536	3,599,203
	$88,893,130	$94,073,045	$79,892,870	$262,859,045

*Performing = loans/leases accruing and less than 90 days past due.  Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, or troubled debt restructurings.

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

*Performing = loans/leases accruing and less than 90 days past due.  Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, or troubled debt restructurings.

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

As a result of adopting ASU 2011-2, the Company reassessed all loan/lease modifications that occurred on or after January 1, 2011 for identification as a troubled debt restructuring.  The Company identified no additional loans/leases as troubled debt restructurings.

For each class of financing receivable, the following presents the number and recorded investment of troubled debt restructurings, by type of concession, that were restructured during the three and nine months ended September 30, 2011.

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
Classes of Loans/Leases	Number of TDRs	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of TDRs	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

CONCESSION - Extension of maturity
Commercial and Industrial	-	$-	$-	-	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	-	-	-	-	-
Commercial Construction, Land Development, and Other Land	-	-	-	-	-	-
Other Non Owner-Occupied Commercial Real Estate	-	-	-	1	2,500,530	2,500,530
Direct Financing Leases	-	-	-	-	-	-
Residential Real Estate	-	-	-	-	-	-
Installment and Other Consumer	-	-	-	-	-	-
	-	$-	$-	1	$2,500,530	$2,500,530

CONCESSION - Significant payment delay
Commercial and Industrial	-	$-	$-	-	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	-	-	-	-	-
Commercial Construction, Land Development, and Other Land	-	-	-	-	-	-
Other Non Owner-Occupied Commercial Real Estate	-	-	-	-	-	-
Direct Financing Leases	-	-	-	2	619,114	619,114
Residential Real Estate	-	-	-	-	-	-
Installment and Other Consumer	-	-	-	-	-	-
	-	$-	$-	2	$619,114	$619,114

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

There was no financial impact for charge-offs, principal forgiveness, or foregone interest for the troubled debt restructurings included in the previous table.  The financial impact for specific reserves was not significant for the troubled debt restructurings included in the previous table.

For the nine months ended September 30, 2011, none of the Company’s troubled debt restructurings have redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES

The subsidiary banks are members of the Federal Home Loan Bank (“FHLB”) of Des Moines or Chicago.  As of September 30, 2011 and December 31, 2010, the subsidiary banks held $11,549,000 and $12,980,200, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheet.

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Maturity and interest rate information on FHLB advances for the Company as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011
		Weighted		Weighted
		Average	Amount Due	Average
		Interest Rate	with	Interest Rate
	Amount Due	at Quarter-End	Putable Option *	at Quarter-End
Maturity:
Year ending December 31:
2012	$19,400,000	3.94%	$5,000,000	4.93%
2013	24,000,000	2.64	-	-
2014	23,850,000	3.37	-	-
2015	14,000,000	1.68	-	-
Thereafter	123,500,000	4.09	103,500,000	4.25
Total FHLB advances	$204,750,000	3.74	$108,500,000	4.28

	December 31, 2010
		Weighted		Weighted
		Average	Amount Due	Average
		Interest Rate	with	Interest Rate
	Amount Due	at Year-End	Putable Option *	at Year-End
Maturity:
Year ending December 31:
2011	$19,000,000	2.99%	$7,500,000	5.12%
2012	49,750,000	4.43	35,000,000	4.77
2013	24,000,000	2.64	2,000,000	3.48
2014	3,500,000	2.19	-	-
2015	14,000,000	1.68	-	-
Thereafter	128,500,000	4.11	118,500,000	4.13
Total FHLB advances	$238,750,000	3.84	$163,000,000	4.30

*Of the advances outstanding, a large portion have putable options which allow the FHLB, at its discretion, to terminate the advances and require the subsidiary banks to repay at predetermined dates prior to the stated maturity date of the advances.

Advances are collateralized by securities with a carrying value of $22,185,875 and $65,376,627 as of September 30, 2011 and December 31, 2010, respectively, and by loans pledged of $419,940,309 and $386,087,610, respectively, in aggregate.  On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 5 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended			Nine months ended
	September 30,			September 30,
	2011		2010	2011		2010

Net income	$2,266,601		$2,123,872	$7,271,299		$5,138,642
Less: Net income attributable to noncontrolling interests	103,446		109,786	308,215		95,046
Net income attributable to QCR Holdings, Inc.	$2,163,155		$2,014,086	$6,963,084		$5,043,596

Less: Preferred stock dividends and discount accretion	2,188,058	**	1,028,686	4,256,171	**	3,099,418
Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$(24,903)		$985,400	$2,706,913		$1,944,178

Earnings (loss) per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$(0.01)		$0.21	$0.56		$0.42
Diluted	$(0.01)		$0.21	$0.56		$0.42

Weighted average common shares outstanding	4,866,692		4,598,566	4,795,382		4,587,883
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	-	*	21,008	52,051		29,219
Weighted average common and common equivalent shares outstanding	4,866,692	*	4,619,574	4,847,433		4,617,102

*In accordance with U.S. GAAP, the common equivalent shares are not considered in the calculation of diluted earnings per share as the numerator is a net loss.
**For the three and nine months ended September 30, 2011, includes approximately $1.2 million of accelerated accretion of discount on the Treasury Capital Purchase Program preferred shares repurchased during the third quarter of 2011.  See Note 8 for additional information.

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

Selected financial information on the Company’s business segments is presented as follows for the three and nine months ended September 30, 2011 and 2010.

	Commercial Banking
	Quad City	Cedar Rapids	Rockford	Wealth		Intercompany	Consolidated
	Bank & Trust	Bank & Trust	Bank & Trust	Management	All other	Eliminations	Total
Three Months Ended September 30, 2011
Total revenue	$12,147,213	$7,110,970	$3,377,454	$1,311,647	$3,319,882	$(3,362,429)	$23,904,737
Net interest income	$7,944,108	$3,873,339	$2,355,471	$-	$(344,214)	$-	$13,828,704
Net income attributable to QCR Holdings, Inc.	$1,854,914	$1,375,114	$(243,710)	$257,611	$2,192,761	$(3,273,535)	$2,163,155
Total assets	$1,056,656,935	$565,822,310	$287,574,174	$-	$193,059,135	$(204,152,062)	$1,898,960,492
Provision for loan/lease losses	$1,158,965	$250,000	$1,048,000	$-	$-	$-	$2,456,965
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

Three Months Ended September 30, 2010
Total revenue	$11,655,728	$7,455,990	$3,575,942	$1,490,742	$3,194,862	$(3,274,722)	$24,098,542
Net interest income	$6,979,173	$3,763,143	$2,042,785	$-	$(621,526)	$-	$12,163,575
Net income attributable to QCR Holdings, Inc.	$1,601,579	$881,372	$235,095	$442,634	$2,038,028	$(3,184,622)	$2,014,086
Total assets	$982,315,353	$548,462,235	$274,910,743	$-	$185,977,307	$(184,740,323)	$1,806,925,315
Provision for loan/lease losses	$241,232	$950,000	$243,000	$-	$-	$-	$1,434,232
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

Nine Months Ended September 30, 2011
Total revenue	$35,990,157	$21,482,485	$10,046,334	$4,238,644	$10,776,476	$(10,885,546)	$71,648,550
Net interest income	$22,772,375	$11,859,003	$6,641,533	$-	$(1,284,350)	$-	$39,988,561
Net income attributable to QCR Holdings, Inc.	$5,777,707	$3,964,627	$45,697	$741,263	$7,054,192	$(10,620,402)	$6,963,084
Total assets	$1,056,656,935	$565,822,310	$287,574,174	$-	$193,059,135	$(204,152,062)	$1,898,960,492
Provision for loan/lease losses	$2,236,850	$1,035,000	$1,925,000	$-	$-	$-	$5,196,850
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

Nine Months Ended September 30, 2010
Total revenue	$35,704,318	$21,609,584	$10,437,241	$3,764,384	$8,712,310	$(8,923,912)	$71,303,925
Net interest income	$21,597,716	$11,786,684	$5,933,622	$-	$(1,802,787)	$-	$37,515,235
Net income attributable to QCR Holdings, Inc.	$4,569,482	$2,517,463	$768,950	$679,350	$5,181,035	$(8,672,684)	$5,043,596
Total assets	$982,315,353	$548,462,235	$274,910,743	$-	$185,977,307	$(184,740,323)	$1,806,925,315
Provision for loan/lease losses	$1,243,650	$2,900,000	$270,000	$-	$-	$-	$4,413,650
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

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

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the nine months ended September 30, 2011 or 2010.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Assets measured at fair value on a recurring basis comprise the following at September 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2011:
Securities available for sale:
U.S. govt. sponsored agency securities	$414,783,837	$-	$414,783,837	$-
Residential mortgage-backed securities	83,452,455	-	83,452,455	-
Municipal securities	25,991,316	-	25,991,316	-
Trust preferred securities	71,800	-	71,800	-
Other securities	1,412,378	176,068	1,236,310	-
	$525,711,786	$176,068	$525,535,718	$-

December 31, 2010:
Securities available for sale:
U.S. govt. sponsored agency securities	$402,225,356	$-	$402,225,356	$-
Residential mortgage-backed securities	70,438	-	70,438	-
Municipal securities	20,603,480	-	20,603,480	-
Trust preferred securities	78,000	-	78,000	-
Other securities	1,569,493	209,680	1,359,813	-
	$424,546,767	$209,680	$424,337,087	$-

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

Assets measured at fair value on a non-recurring basis comprise the following at September 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2011:
Impaired loans/leases	$17,555,446	$-	$-	$17,555,446
Other real estate owned	8,950,599	-	-	8,950,599
	$26,506,045	$-	$-	$26,506,045

December 31, 2010:
Impaired loans/leases	$21,501,447	$-	$-	$21,501,447
Other real estate owned	9,217,488	-	-	9,217,488
	$30,718,935	$-	$-	$30,718,935

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

There have been no changes in valuation techniques used for any assets measured at fair value during the nine months ended September 30, 2011 or 2010.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	As of September 30, 2011		As of December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and due from banks	$45,431,711	$45,431,711	$42,030,806	$42,030,806
Federal funds sold	5,790,000	5,790,000	61,960,000	61,960,000
Interest-bearing deposits at financial institutions	24,665,359	24,665,359	39,745,611	39,745,611
Investment securities:
Held to maturity	200,000	200,000	300,000	300,000
Available for sale	525,711,786	525,711,786	424,546,767	424,546,767
Loans/leases receivable, net	1,178,003,224	1,202,671,000	1,152,173,947	1,169,015,000
Accrued interest receivable	6,812,857	6,812,857	6,435,989	6,435,989
Deposits	1,207,469,246	1,211,463,000	1,114,815,857	1,118,245,000
Short-term borrowings	143,586,491	143,586,491	141,154,499	141,154,499
Federal Home Loan Bank advances	204,750,000	223,371,000	238,750,000	254,307,000
Other borrowings	140,129,755	156,046,000	150,070,785	161,454,000
Accrued interest payable	1,740,603	1,740,603	2,167,648	2,167,648

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

NOTE 8 – SERIES F NONCUMULATIVE PERPETUAL PREFERRED STOCK

On September 15, 2011, the Company issued 40,090 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series F (“Series F Preferred Stock”) to the U.S. Department of the Treasury (“Treasury”) for an aggregate purchase price of $40,090,000.  The sale of Series F Preferred Stock is the result of an investment by Treasury from the Small Business Lending Fund (“SBLF”).  As a requirement of the SBLF, simultaneously, the Company redeemed the 38,327 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series D (“Series D Preferred Stock”), at an aggregate price of $38,237,000.  The Series D Preferred Stock was issued on February 13, 2009 as a result of the Company’s participation in Treasury’s voluntary Capital Purchase Program (“CPP”).  In accordance with the CPP, in February 2009 the Company also issued warrants which allow Treasury to purchase up to 521,888 of the Company’s common stock at an exercise price of $10.99.  As of the date of this report, the Company and Treasury are in negotiations for the Company to repurchase the warrants.

The Series F Preferred Stock qualifies as Tier 1 capital and pays noncumulative dividends at a rate of 5% per annum for 10 quarters with the ability to reduce the dividend rate down to as low as 1% if the Company can grow qualified small business lending at certain levels as defined by the SBLF.  During those first 10 quarters, the dividend rate resets each quarter depending on the levels of qualified small business lending.  After 10 quarters, the dividend rate is locked in for the next 8 quarters at the rate paid during that 10th quarter.  Should the Company report a cumulative net reduction of qualified small business lending after 10 quarters, then the dividend rate will be 7% for the next 8 quarters.  After 18 quarters, the rate will increase to 9% regardless of the Company’s qualified small business lending levels.

The Series F Preferred Stock may be redeemed at any time at the option of the Company, subject to the approval of the appropriate federal banking agency.  All redemptions must be in amounts equal to at least 25% of the number of originally issued shares, or 100% of the then-outstanding shares (if less than 25% of the originally issued shares).

In accordance with SBLF, the Company may pay dividends on all stock assuming Tier 1 capital levels remain at least 90% of the level existing upon the date of issuance, or September 15, 2011.

The Series F Preferred Stock is nonvoting, other than for consent rights granted to Treasury with respect to (i) any authorization or issuance of shares ranking senior to the Series F Preferred Stock, (ii) any amendment to the rights of the Series F Preferred Stock, and (iii) any merger, exchange, dissolution, or similar transaction that would affect the rights of the Series F Preferred Stock.

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company recognized net income of $2.3 million for the quarter ended September 30, 2011, and net income attributable to QCR Holdings, Inc. of $2.2 million, which excludes the net income attributable to noncontrolling interests of $103 thousand.  After preferred stock dividends and discount accretion of $2.2 million, the Company reported a net loss attributable to common stockholders of $25 thousand, or diluted loss per common share of ($0.01).  The preferred stock dividends included $1.2 million of accelerated accretion of the discount on the repurchased CPP preferred shares from Treasury.  This one-time deemed dividend was the result of the Company’s repurchase of all of the preferred shares issued to Treasury under the CPP in connection with its participation in the SBLF.  For the same period in 2010, the Company recognized net income of $2.1 million and net income attributable to QCR holdings, Inc. of $2.0 million, which excludes the net income attributable to noncontrolling interests of $110 thousand.  After preferred stock dividends and discount accretion of $1.0 million, the Company reported net income attributable to common stockholders of $985 thousand, or diluted earnings per common share of $0.21.

For the nine months ended September 30, 2011, the Company reported net income of $7.3 million, and net income attributable to QCR Holdings, Inc. of $7.0 million, which excludes the net income attributable to noncontrolling interests of $308 thousand.  After preferred stock dividends and discount accretion of $4.3 million, the Company reported net income attributable to common stockholders of $2.7 million, or diluted earnings per common share of $0.56.  As mentioned above, the preferred stock dividends included $1.2 million of accelerated accretion of the discount on the repurchased CPP preferred shares.  For the same period in 2010, the Company recognized net income of $5.1 million and net income attributable to QCR Holdings, Inc. of $5.0 million, which excludes the net income attributable to noncontrolling interests of $95 thousand.  After preferred stock dividends and discount accretion of $3.1 million, the Company reported net income attributable to common stockholders of $1.9 million, or diluted earnings per common share of $0.42.

Following is a table that represents the various net income measurements for the three and nine months ended September 30, 2011 and 2010, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010

Net income	$2,266,601		$2,123,872	$7,271,299	$5,138,642
Less: Net income attributable to noncontrolling interests	103,446		109,786	308,215	95,046
Net income attributable to QCR Holdings, Inc.	$2,163,155		$2,014,086	$6,963,084	$5,043,596

Less: Preferred stock dividends and discount accretion	2,188,058		1,028,686	4,256,171	3,099,418
Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$(24,903)		$985,400	$2,706,913	$1,944,178

Diluted earnings (loss) per common share	$(0.01)		$0.21	$0.56	$0.42

Weighted average common and common equivalent shares outstanding	4,866,692	*	4,619,574	4,847,433	4,617,102

*In accordance with U.S. GAAP, the common equivalent shares are not considered in the calculation of diluted earnings per share as the numerator is a net loss.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a table that represents the major income and expense categories.

	Three Months Ended			Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net interest income	$13,828,704	$13,951,055	$12,163,575	$39,988,561	$37,515,235
Provision for loan/lease losses	(2,456,965)	(1,672,221)	(1,434,232)	(5,196,850)	(4,413,650)
Noninterest income	4,335,307	4,173,381	4,358,286	13,565,812	10,727,993
Noninterest expense	(12,773,149)	(12,555,547)	(12,133,765)	(38,340,967)	(36,790,273)
Federal and state income tax	(667,296)	(1,123,454)	(829,992)	(2,745,257)	(1,900,663)
Net income	$2,266,601	$2,773,214	$2,123,872	$7,271,299	$5,138,642

NET INTEREST INCOME

Net interest income, on a tax equivalent basis, increased $1.7 million, or 14%, to $14.0 million for the quarter ended September 30, 2011, from $12.3 million for the third quarter of 2010.  For the third quarter of 2011, average earning assets increased $47.2 million, or 3%, while average interest-bearing liabilities declined $14.6 million, or 1%, when compared with average balances for the third quarter of 2010.  Offsetting this decline and primarily funding the growth in average earnings assets, average noninterest-bearing deposits grew $70.8 million, or 29%, from the third quarter 2010 to the same period of 2011.  A comparison of yields, spread and margin from the third quarter of 2011 to the third quarter of 2010 is as follows (on a tax equivalent basis):

•	The average yield on interest-earning assets decreased 16 basis points.
•	The average cost of interest-bearing liabilities decreased 49 basis points.
•	The net interest spread improved 33 basis points from 2.52% to 2.85%.
•	The net interest margin improved 31 basis points from 2.85% to 3.16%.

Net interest income, on a tax equivalent basis, increased $2.5 million, or 7%, to $40.4 million for the nine months ended September 30, 2011, from $37.8 million for the first nine months of 2010.  For the first nine months of 2011, average earning assets increased $49.7 million, or 3%, while average interest-bearing liabilities declined $29.9 million, or 2%, when compared with average balances for the first nine months of 2010.  Offsetting this decline and primarily funding the growth in average earning assets, average noninterest-bearing deposits grew $81.4 million, or 37%, from the first nine months of 2010 to the same period of 2011.  A comparison of yields, spread and margin from the first nine months of 2011 to the first nine months of 2010 is as follows (on a tax equivalent basis):

•	The average yield on interest-earning assets decreased 32 basis points.
•	The average cost of interest-bearing liabilities decreased 42 basis points.
•	The net interest spread improved 10 basis points from 2.62% to 2.72%.
•	The net interest margin improved 11 basis points from 2.94% to 3.11%.

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the three months ended September 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$18,996	$8	0.17%	$60,217	$39	0.26%
Interest-bearing deposits at financial institutions	26,124	98	1.50%	31,504	55	0.70%
Investment securities (1)	516,617	3,243	2.51%	416,263	2,931	2.82%
Restricted investment securities	15,305	126	3.29%	16,639	116	2.79%
Gross loans/leases receivable (2) (3) (4)	1,190,313	16,216	5.45%	1,195,525	16,710	5.59%

Total interest earning assets	$1,767,355	19,691	4.46%	$1,720,148	19,851	4.62%

Noninterest-earning assets:
Cash and due from banks	$46,947			$34,080
Premises and equipment	30,446			31,754
Less allowance for estimated losses on loans/leases	(19,693)			(21,400)
Other	79,293			75,602

Total assets	$1,904,348			$1,840,184

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$498,764	991	0.79%	$388,685	1,009	1.04%
Savings deposits	39,123	15	0.15%	34,996	24	0.27%
Time deposits	363,181	1,195	1.32%	452,607	2,118	1.87%
Short-term borrowings	145,147	66	0.18%	141,679	132	0.37%
Federal Home Loan Bank advances	204,911	1,931	3.77%	237,760	2,346	3.95%
Junior subordinated debentures	36,085	242	2.68%	36,085	495	5.49%
Other borrowings (4)	140,774	1,301	3.70%	150,740	1,453	3.86%

Total interest-bearing liabilities	$1,427,985	5,741	1.61%	$1,442,552	7,577	2.10%

Noninterest-bearing demand deposits	$311,044			$240,254
Other noninterest-bearing liabilities	26,315			23,503
Total liabilities	$1,765,344			$1,706,309

Stockholders' equity	139,004			133,875

Total liabilities and stockholders' equity	$1,904,348			$1,840,184

Net interest income		$13,950			$12,274

Net interest spread			2.85%			2.52%

Net interest margin			3.16%			2.85%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.77%			119.24%

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

(4) In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the three months ended September 30, 2011 and 2010, this totaled $0.5 million and $9.9 million, respectively. During the second quarter of 2011, SBA removed the recourse provision for sales which allowed for sale accounting treatment at the time of sale; thus, the decline in average balance.

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for estimated losses on loans/leases.  The Company’s allowance for estimated losses on loans/leases methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for estimated losses on loans/leases that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors.  Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for estimated losses on loans/leases if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance for estimated losses on loans/leases.  Although management believes the level of the allowance as of September 30, 2011 is adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income experienced a decline of $171 thousand, or 1%, from $19.7 million for the third quarter of 2010 to $19.6 million for the third quarter of 2011, primarily as a result of the continued shift in interest-earning asset mix and the extended historical low interest rate environment.  The Company’s average interest-earning assets increased $47.2 million, or 3%, from the third quarter of 2010 to the third quarter of 2011.  Most notably, the Company grew its securities portfolio as the average balance of investment securities increased $100.4 million, or 24%.  Partially offsetting this growth, the average balance of federal funds sold decreased $41.2 million, or 68%.  The average balance of loan/leases declined slightly.  This continued shift in interest-earning asset mix is the result of weak loan/lease demand and the Company’s strategy to invest some of its excess liquidity in government sponsored agency securities and government guaranteed residential mortgage-backed securities.

For the nine months ended September 30, 2011, the Company recognized $58.1 million of interest income compared to $60.6 million of interest income for the same period in 2010.  As mentioned above, the Company’s continued shift in interest-earning asset mix and the extended historical low interest rate environment has led to the decline in interest income.

INTEREST EXPENSE

Interest expense declined $1.8 million, or 24%, from $7.6 million for the third quarter of 2010 to $5.7 million for the third quarter of 2011.  The Company’s average balance of interest-bearing liabilities declined $14.6 million, or 1%, from the third quarter of 2010 to the same quarter of 2011.  Also contributing to the decline in interest expense, the Company has been successful in shifting the mix of funding from wholesale borrowings and brokered time deposits to core deposits.  The aforementioned balance sheet restructuring at QCBT is a major contributor to the shift in mix and the decline in interest expense.  Lastly, management continues to focus on driving down deposit pricing.

For the nine months ended September 30, 2011, the Company reported interest expense of $18.1 million which is a reduction of $5.0 million, or 22%, from $23.1 million for the same period in 2010.  As mentioned above, the continued shift in mix and the sustained focus on managing down deposit pricing has led to this significant decline in interest expense.

PROVISION FOR LOAN/LEASE LOSSES

The provision for loan/lease losses is established based on a number of factors, including the Company’s historical loss experience, delinquencies and charge-off trends, the local and national economy and risk associated with the loans/leases in the portfolio as described in more detail in the “Critical Accounting Policies” section.

The Company’s provision for loan/lease losses totaled $2.5 million for the third quarter of 2011, an increase of $785 thousand over the prior quarter, and an increase of $1.0 million from the third quarter of 2010.  The increases were primarily the result of a specific provision related to one new nonperforming commercial real estate loan that deteriorated during the current quarter.  Net loan/lease growth of $13.7 million, or 1%, for the current quarter also contributed to the increased provision.

For the nine months ended September 30, 2011, provision for loan/lease losses totaled $5.2 million which is an increase of $783 thousand, or 18%, from $4.4 million for the same period in 2010. Similar to above, the increase is primarily the result of a specific provision related to a single nonperforming credit that deteriorated during the current quarter.

With net charge-offs totaling $2.7 million mostly offset by provision for loan/lease losses of $2.5 million, the Company’s allowance for estimated losses on loan/lease losses to total loans/leases declined to 1.63% at September 30, 2011 from 1.67% at June 30, 2011, and from 1.74% at December 31, 2010.  A more detailed discussion of the Company’s allowance for estimated losses on loans/leases can be found in the “Financial Condition” section of this report.

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and nine months ended September 30, 2011 and 2010.
Trust department fees continue to be a significant contributor to noninterest income.  This fee income decreased $41 thousand, or 5%, from the third quarter of 2010 to the third quarter of 2011, but increased $169 thousand, or 7%, from the first nine months of 2010 to the same period in 2011.  The majority of the trust department fees are determined based on the value of the investments within the managed trusts.  As markets have experienced volatility with the national economy’s recovery from recession, the Company’s fee income has experienced similar volatility and fluctuation.

Over the past year, the Company has placed a stronger emphasis on growing its investment advisory and management services.  Fee income for investment advisory and management services increased $130 thousand, or 31%, for the third quarter of 2011 compared to the same quarter of 2010, and increased $305 thousand, or 23%, for the first nine months of 2011 compared to the same period in 2010.  Similar to trust department fees, these fees are partially determined based on the value of the investments managed.  The increases are largely the result of growth in assets under advisory and management.

Although deposit service fees were down slightly comparing the third quarter of 2011 to the same quarter of 2010, the Company grew deposit fees $37 thousand, or 1%, from the first nine months of 2010 to the first nine months of 2011.  In general, deposit services fees have increased steadily over the past several years.  The Company continues to place an emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits.  With this shift in mix, the Company has increased the number of demand deposit accounts which tend to be lower in interest cost and higher in service fees.

Gains on sales of loans, net, declined $701 thousand, or 63%, from the third quarter of 2010 to the third quarter of 2011, while gains on sales of loans, net increased $91 thousand, or 5%, from the first nine months of 2010 to the first nine months of 2011.  This consists of sales of residential mortgages and the government guaranteed portions of small business loans.  Regarding sales of residential mortgages, the Company experienced a decline in sales activity quarter-over-quarter and year-over-year.  This is consistent across the industry as the fluctuation in interest rates have slowed residential mortgage refinancing transactions and a sluggish housing market continues to keep new loan origination and sales activity at low levels.  The Company continues to focus on small business lending by taking advantage of programs offered by the Small Business Administration (SBA) and United States Department of Agriculture (USDA).  In some cases, it is more beneficial for the Company to sell the government guaranteed portion at a premium.  The Company recognized gains on sales of the government guaranteed portions of SBA and USDA loans totaling $1.4 million for the first nine months of 2011 compared to $979 thousand of gains recognized for the first nine months of 2010.  Part of the year-over-year increase is a result of the timing on implementing this strategy.  The Company introduced selling of government guaranteed loans in the first half of 2010 and, at that time, SBA and USDA required execution with a 90-day recourse period which prompted required accounting treatment of deferring any gains until expiration of the recourse period.  Effective in the second quarter of 2011, SBA and USDA removed the recourse provisions for future sales which allows for sale accounting treatment at the time of sale.  As a result, the Company was able to recognize gains at the time of sale for all of the sales in the second and third quarters of 2011.

During the third quarter of 2011, as a result of favorable market conditions, QCBT sold $8.6 million of government agency securities for a pre-tax gain totaling $444 thousand.  The related sales proceeds were reinvested into residential mortgage-backed securities with higher yields and similar credit risk to the sold securities.  During the second quarter of 2011, as a result of favorable market conditions, RB&T sold $8.3 million of government agency securities for a pre-tax gain totaling $149 thousand.  Additionally, the sales proceeds were utilized to diversify RB&T’s securities portfolio and fund loan growth.  Separately, during the first quarter of 2011, in an effort to offset the $832 thousand of fees for prepaying $15.0 million of FHLB advances, QCBT sold $37.4 million of government agency securities for a pre-tax gain totaling $880 thousand.  See detailed discussion of this restructuring transaction in the Net Interest Income section earlier in Management’s Discussion and Analysis.

NONINTEREST EXPENSE

The following table sets forth the various categories of noninterest expense for the three and nine months ended September 30, 2011 and 2010.

Salaries and employee benefits, which is the largest component of noninterest expense, increased $742 thousand, or 11%, from the third quarter of 2010 to the same quarter of 2011, and increased $1.6 million, or 8%, from the first nine months of 2010 to the first nine months of 2011.  These increases are largely the result of:

•	Customary annual salary and benefits increases for the majority of the Company’s employee base in 2011. For 2010, the Company did not generally increase salaries across the employee base.
•	Continued increase in health insurance-related employee benefits for the majority of the Company’s employee base.
•	Higher accrued incentive compensation based on improved performance through the first nine months of 2011.
•	Increase in the Company’s employee base as full-time equivalents increased from 345 at September 30, 2010 to 358 at September 30, 2011.

FDIC and other insurance expense decreased 35% from the third quarter of 2010 to the third quarter of 2011, and decreased 17% from the first nine months of 2010 to the first nine months of 2011.  FDIC insurance premiums are calculated using a variety of factors, including, but not limited to, balance sheet levels, funding mix, and regulatory compliance.  The subsidiary banks have been successful in managing these factors and driving down FDIC insurance cost.  In addition, the FDIC modified the calculation for premiums effective during the second quarter of 2011.  The modification was favorable for the Company’s subsidiary banks.

Loan/lease expense increased $161 thousand, or 24%, from the third quarter of 2010 to the third quarter of 2011; and, loan/lease expense increased $114 thousand, or 7%, from the first nine months of 2010 to the same period in 2011.  Generally, loan/lease expense has a direct relationship with the level of nonperforming loans/leases; however, it may deviate as it depends upon the individual nonperforming loans/leases.  Over the past few years, the Company has experienced elevated levels of loan/lease expense.

The Company incurred additional expenses for advertising and marketing over the first nine months of 2011.   Specifically, the subsidiary banks and the leasing company are pursuing opportunities to reach new customers in their respective markets as a result of the continued uncertainty with some of their competition.

Bank service charges, which include costs incurred to provide services to QCBT’s correspondent banking customer portfolio, have increased over the first nine months of 2011.  The increase is due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio over the past year.

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

During the first quarter of 2010, the Company recognized losses in residual values for two direct financing equipment leases.  The sharp declines in value were isolated and attributable to changes in unique market conditions during the quarter related to the specific equipment.  Specifically, one of the affected leases related to auto-industry equipment.  During the first quarter of 2010, several like equipment dealers declared bankruptcy which led to disruption in the specific market.  As a result, pricing for new like equipment declined sharply.  Similarly, for the other affected lease, the underlying equipment was a commercial printer.  The commercial printing industry has experienced some challenges and pricing for this particular equipment experienced sharp declines during the first quarter of 2010.  In both cases, management determined the amount of the loss by comparing the recorded estimated residual value of the affected leases to the estimated value at the end of the lease term, as adjusted for the declined pricing for new like equipment.  And, in both cases, the equipment was sold in the second quarter of 2010 without any further losses realized.  For the three and nine months ended September 30, 2011, there were no losses on residual values.  Management continues to perform periodic and specific reviews of its residual values, and has identified modest residual risk remaining in the lease portfolio.

During the second quarter of 2011, the Company’s evaluation of its securities portfolio for other-than-temporary impairment determined that two privately held equity securities experienced declines in fair value that were other-than-temporary.  As a result, the Company wrote down the value of these securities and recognized losses in the amount of $119 thousand.  For 2010, the Company identified a single issue trust preferred security that experienced a decline in fair value determined to be other-than-temporary.  As a result, the Company wrote down the value of this security and recognized a loss totaling $114 thousand.  The Company does not own any other trust preferred securities.

INCOME TAXES

The provision for income taxes totaled $667 thousand, or an effective tax rate of 23%, for the third quarter of 2011 compared to $830 thousand, or an effective tax rate of 28%, for the same quarter in 2010.The Company’s provision for income taxes and effective tax rate declined due to the acquisition and application of tax credits during the third quarter of 2011.

The provision for income taxes totaled $2.7 million, or an effective tax rate of 27%, for the first nine months of 2011 compared to $1.9 million, or an effective tax rate of 27%, for the same period in 2010.
FINANCIAL CONDITION

During the first nine months of 2011, the Company’s total assets increased 3% from $1.84 billion at December 31, 2010 to $1.90 billion at September 30, 2011.   The Company grew its securities portfolio $101.1 million, or 24%, over the first nine months of 2011.  Additionally, the Company experienced net growth of loan/leases in the amount of $25.8 million, or 2%, over the first nine months of 2011.  The growth was partially offset by a decline in federal funds sold and interest-bearing deposits at financial institutions as the Company invested some of its excess liquidity.  The net increase in assets during the first nine months of 2011 was funded by strong and continued growth of the Company’s deposit portfolio as balances grew $92.7 million, or 8%.  Partially offsetting the deposit growth, the Company reduced its reliance on borrowings by $41.5 million, or 7%, over the first nine months of 2011.

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return.  With the strong growth in deposits and the continued weak loan demand, the Company has carried excess liquidity on the balance sheet over the past year.  During the first nine months of 2011, the Company invested a portion of its excess liquidity in government guaranteed residential mortgage-backed securities and additional government sponsored agency securities.  The former is a shift in mix for the Company’s securities portfolio in an effort to diversify and adapt to the changing balance sheet.  As a result, the Company grew its securities portfolio $101.1 million, or 24%, during the first nine months of 2011.  The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

The following tables summarize the amortized cost and fair value of investment securities as of September 30, 2011 and December 31, 2010.

The following tables present the maturities of securities held as of September 30, 2011 and the weighted average stated coupon rates by major type and range of maturity.  Note the yields below are calculated on a tax equivalent basis.
The following tables present the maturities of securities held as of December 31, 2010 and the weighted average stated coupon rates by major type and range of maturity.  Note the yields below are calculated on a tax equivalent basis.

See Note 2 for additional information regarding the Company’s securities portfolio.

Gross loans/leases receivable experienced net growth of $25.0 million, or 2%, during the first nine months of 2011.  Additionally, for the third quarter of 2011, the Company grew gross loans/leases $13.7 million, or 1%, over the second quarter of 2011.  This marked consecutive quarters of net growth as the Company grew loans/leases $28.1 million, or 2%, in the second quarter of 2011, as compared to the first quarter of 2011.  Prior to the second quarter of 2011, the Company had not had a quarter-over-quarter increase in gross loans/leases since the fourth quarter of 2009.  Specifically, the Company originated $310.0 million of new loans/leases to new and existing customers during the first nine months of 2011, including $92.7 million for the third quarter of 2011.

The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the table along with a rollforward of activity for the nine months ended September 30, 2011.

As commercial real estate loans are the largest loan type, management places a strong emphasis on monitoring the composition of the Company’s commercial real estate loan portfolio.  Management tracks the level of owner-occupied commercial real estate loans versus non owner-occupied loans.  Owner-occupied loans are generally considered to have less risk.  As of September 30, 2011 and December 31, 2010, approximately 28% and 26% of the commercial real estate loan portfolio was owner-occupied.

Following is a listing of significant industries within the Company’s commercial real estate loan portfolio as of September 30, 2011 and December 31, 2010:

*   “Other” consists of all other industries.  None of these had concentrations greater than $15 million, or 2.6% of total commercial real estate loans.

During the first nine months of 2011, the Company originated and held a limited amount of 15-year fixed rate residential real estate loans that met certain credit guidelines.  Specifically, the Company grew residential real estate loans by $11.9 million, or 14%, thus far in 2011.  The remaining residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans.  Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans above.  In addition, the Company has not originated any subprime, Alt-A, no documentation, or stated income residential real estate loans throughout its history.

See Note 3 for additional information regarding the Company’s loan/lease portfolio.

Changes in the allowance for estimated losses on loans/leases for the three and nine months ended September 30, 2011 and 2010 are presented as follows:

The allowance for estimated losses on loans/leases was $19.6 million at September 30, 2011 compared to $20.4 million at December 31, 2010 and $19.9 million at September 30, 2010.  The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase/decrease in loans/leases and a detailed analysis of the loan/lease portfolio.  The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated worse than “fair quality” and carrying aggregate exposure in excess of $100 thousand.  The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff and reported to management and the board of directors.  The Company’s allowance for estimated losses on loans/leases to gross loans/leases was 1.63% at September 30, 2011 which is a decrease from 1.74% at December 31, 2010, and from 1.67% at September 30, 2010.  The Company’s nonperforming loans/leases grew $4.8 million, or 18%, during the third quarter 2011.  Previously, the Company experienced a declining trend in nonperforming loans/leases.  Despite the net increase in the current quarter, the Company’s nonperforming loans/leases are down $15.2 million, or 32%, from the peak position at September 30, 2010.  This general decline has outpaced the decrease in the allowance for loan/lease losses over the first nine months of 2011 and strengthened the Company’s allowance to nonperforming loans/leases from 49% at December 31, 2010 to 61% at September 30, 2011.

Although management believes that the allowance for estimated losses on loans/leases at September 30, 2011 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future.  Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision.  Asset quality is a priority for the Company and its subsidiaries.  The ability to grow profitably is in part dependent upon the ability to maintain that quality.  The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 3 for additional information regarding the Company’s allowance for estimated losses on loans/leases.
The table below presents the amounts of nonperforming assets.

(1)	Includes government guaranteed portion of loan.
(2)	Includes troubled debt restructuringss of $8.6 million at September 30, 2011, $11.0 million at June 30, 2011, $12.6 million at December 31, 2010, and $2.8 million at September 30, 2010.
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

Nonperforming assets at September 30, 2011 were $40.5 million which is an increase of $2.6 million, or 7%, from June 30, 2011.  Thus far in 2011, the Company’s nonperforming assets are down $9.6 million, or 25%, from December 31, 2010.  Further, nonperforming assets have declined $18.9 million, or 32%, from its peak position of $59.4 million at September 30, 2010.  A combination of improved performance and charge-offs contributed to the general decrease throughout 2011, while deterioration of a single commercial real estate credit during the third quarter of 2011 contributed to the current quarter increase.

Bank-owned life insurance increased $8.0 million, or 24%, during the first nine months of 2011 as the Company purchased additional insurance.  The Company has earned approximate yields (unadjusted for tax effect) on bank-owned life insurance of 3.67% and 4.13% for the nine months ended September 30, 2011 and 2010, respectively.

Deposits grew $92.7 million, or 8%, during the first nine months of 2011, and deposits grew $120.7 million, or 11%, from September 30, 2010 to September 30, 2011.  The table below presents the composition of the Company’s deposit portfolio.

The Company has been successful in shifting the deposit mix over the past year with an increase in noninterest bearing deposits and declines in brokered and retail time deposits.  Specifically, QCBT continues to have success growing its correspondent banking business as noninterest bearing correspondent deposits grew $64.9 million, or 80%, to $145.7 million during the first nine months of 2011.  These increases and the Company’s overall strong liquidity position have allowed the Company to reduce the level of brokered and other time deposits which has helped drive down the Company’s average cost of deposits.

Short-term borrowings increased $2.4 million, or 2%, during the first nine months of 2011.  The subsidiary banks offer short-term repurchase agreements to some of their significant customers.  Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank or from their correspondent banks.  The table below presents the composition of the Company’s short-term borrowings.

FHLB advances decreased by $34.0 million, or 14%, during the first nine months of 2011.  The decline was the combination of prepayment ($15.0 million) and maturities ($19.0 million).  As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs.  FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.  See Note 4 for additional information on FHLB advances.

Other borrowings decreased $9.9 million, or 7%, from $150.1 million at December 31, 2010 to $140.1 million at September 30, 2011.  Other borrowings consist largely of structured wholesale repurchase agreements which are utilized as an alternative funding source to FHLB advances and customer deposits.  The table below presents the composition of the Company’s other borrowings.

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

Stockholders’ equity increased $10.6 million, or 8%, during the first nine months of 2011.  Net income of $6.9 million for the first nine months of 2011 increased retained earnings; however, this was partially offset by declaration and accrual of preferred stock dividends and discount accretion totaling $4.3 million, and declaration of common stock dividends of $186 thousand.  Specifically regarding the preferred stock dividends, the following details the dividend activity for the first nine months of 2011:

•
$1.8 million for the quarterly dividends on the outstanding shares of Series D Cumulative Perpetual Preferred Stock at a stated rate of 5.00%, including the related discount accretion, paid up through redemption which occurred on September 15, 2011,

•	$1.2 million for the accelerated accretion of the remaining discount on the redeemed Series D Cumulative Perpetual Preferred Stock, and
•	$1.3 million for the three quarterly dividends on the outstanding shares of Series E Non-Cumulative Perpetual Preferred Stock at a stated dividend rate of 7.00%.

It is the Company’s intention to consider the payment of common stock dividends on a semi-annual basis.

The net proceeds from the issuance of the Series F Preferred Stock and the simultaneous redemption of the Series D Preferred Stock totaled $1.7 million which helped contribute to the increase in stockholder’s equity.  See Note 8 for additional information on the Series F Preferred Stock.

Lastly, the available for sale portion of the securities portfolio experienced an increase in fair value of $3.5 million, net of tax, for the first nine months of 2011 as a result of fluctuation in certain market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs.  The Company monitors liquidity risk through contingency planning stress testing on a regular basis.  The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable.  One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $75.9 million at September 30, 2011 and $143.7 million at December 31, 2010.  The decline is a direct result of the Company’s investment of its excess on-balance sheet liquidity throughout 2011.

The Company has a variety of sources of short-term liquidity available, including federal funds purchased from correspondent banks, FHLB advances, structured wholesale repurchase agreements, brokered certificates of deposit, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales.  At September 30, 2011, the subsidiary banks had 19 lines of credit totaling $200.0 million, of which $75.5 million was secured and $124.5 million was unsecured.  At September 30, 2011, all of the $200.0 million was available.  Additionally, the Company has a single $20.0 million secured revolving line of credit with a maturity date of April 1, 2012.  As of September 30, 2011, the Company had $17.5 million available as the line of credit carried an outstanding balance of $2.5 million.

Throughout its history, the Company has secured additional capital through various resources, including the issuance of trust preferred securities and the issuance of preferred stock.  Trust preferred securities are reported on the Company’s balance sheet as liabilities, but do qualify for treatment as regulatory capital.

The following table presents the details of the trust preferred securities issued and outstanding as of September 30, 2011.
*Rate was fixed at 6.93% until March 31, 2011 when it became variable based on 3-month LIBOR plus 2.85%, reset quarterly.
**Rate was fixed until April 7, 2011, when it became variable based on 3-month LIBOR plus 1.55%, reset quarterly.

The following table presents the details of the preferred stock issued and outstanding as of September 30, 2011.

*Company pays noncumulative dividends at a rate of 5.00% per annum for the first 10 quarters and can reduce the rate down to as low as 1.00% if certain levels of qualified small business lending are achieved, as defined by the SBLF.  After 10 quarters, the dividend rate paid is locked in for the next 8 quarters.  If the Company has not grown qualified small business lending, then the dividend rate paid for those 8 quarters would be 7.00%.  After 18 quarters, the dividend rate resets to 9.00% per annum thereafter regardless of qualified small business lending levels.  See Note 8 for additional discussion on the Series F Preferred Stock.

As of September 30, 2011, the Company reported its qualified small business lending in accordance with SBLF guidelines and calculated a net decline from the baseline of $62.4 million, or 14%.  SBLF defines the baseline as the average of the Company’s qualified small business loans for the last two quarters of 2009 and the first two quarters of 2010.  As a result of the decline, the dividend rate on the Series F Preferred Stock remains at 5%.  The decline is primarily a function of the residual impact of the economic downturn on the communities the Company serves over the recent years.  Specifically, small business loan demand weakened whereby originations were outpaced by payments and maturities.
The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  As of September 30, 2011, the regulatory capital ratios of each of our subsidiary banks exceeded the minimum levels required for them to qualify as “well-capitalized” under the regulatory framework for prompt corrective action.  The Company and the subsidiary banks’ actual capital amounts and ratios as of September 30, 2011 and December 31, 2010 are presented in the following tables (dollars in thousands):

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

Application of the simulation model analysis at the most recent quarter-end available is presented in the following table.  Please note the simulation model analysis as of September 30, 2011 is not yet available.

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

Evaluation of disclosure controls and procedures.  An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2011.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 2                                Unregistered Sales of Equity Securities and Use of Proceeds

On September 15, 2011, the Company entered into a Securities Purchase Agreement with the U.S. Secretary of the Treasury (“Treasury”), pursuant to which the Company issued and sold to Treasury 40,090 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series F (“Series F Preferred Stock”), having a liquidation preference of $1,000 per share, for aggregate proceeds of $40,090,000.  The Series F Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3                                Defaults Upon Senior Securities

None

Item 4                                 [REMOVED AND RESERVED]

Item 5                                Other Information

None

Part II
QCR HOLDINGS, INC.
 AND SUBSIDIARIES

PART II - OTHER INFORMATION - continued

Item 6                                Exhibits

3.1	Certificate of Incorporation of QCR Holdings, Inc., as amended.

4.1	Form of Stock Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series F (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on September 16, 2011).

10.1
Securities Purchase Agreement, dated September 15, 2011, between the Company and the Secretary of the Treasury, with respect to the issuance and sale of Senior Non-Cumulative Perpetual Preferred Stock, Series F (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 16, 2011).

10.2
Repurchase Document, dated September 15, 2011, between the Company and the United States Department of the Treasury, with respect to the repurchase of Fixed Rate Cumulative Perpetual Preferred Stock, Series D (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on September 16, 2011).

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 and September 30, 2010; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.
(Registrant)

Date    November 7, 2011                                                                                      /s/ Douglas M. Hultquist  Douglas M. Hultquist, President
Chief Executive Officer

Date    November 7, 2011                                                                                   /s/ Todd A. Gipple
                   Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.
(Registrant)

Date     November 7, 2011                                                                                                                                  Douglas M. Hultquist, President
Chief Executive Officer

Date     November 7, 2011                                                                                                                                                                 _
                      Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer