Form 10-Q/A
period 2011-09-30
QCR HOLDINGS INC
filed 2011-11-08
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

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

EXPLANATORY NOTE

On November 7, 2011, QCR Holdings, Inc. (“we”, “us”, “our” or the “Company”) inadvertently filed a draft version of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Draft 10-Q”) due to an error by our filing agent. We are filing this amended quarterly report on Form 10-Q/A (the "Form 10-Q/A") to replace the Draft 10-Q. Investors should not rely on any information included in the Draft 10-Q, which is superseded in its entirety by this Form 10-Q/A.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX
			Page Number(s)
Part I	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets	2
		As of September 30, 2011 and December 31, 2010

		Consolidated Statements of Income	3
		For the Three Months Ended September 30, 2011 and 2010

		Consolidated Statements of Income	4
		For the Nine Months Ended September 30, 2011 and 2010

		Consolidated Statement of Changes in Stockholders' Equity	5-6
		For the Nine Months Ended September 30, 2011 and 2010

		Consolidated Statements of Cash Flows	7
		For the Nine Months Ended September 30, 2011 and 2010

		Notes to the Consolidated Financial Statements	8-32

	Item 2.	Management's Discussion and Analysis of Financial Condition and	33-65
		Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66-67

	Item 4.	Controls and Procedures	68

Part II	OTHER INFORMATION

	Item 1.	Legal Proceedings	69

	Item 1.A.	Risk Factors	69

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

	Item 3.	Defaults upon Senior Securities	69

	Item 4.	[Removed and Reserved]	69

	Item 5.	Other Information	69

	Item 6.	Exhibits	70

Signatures			71-72

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

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended September 30,

	2011	2010
Interest and dividend income:
Loans/leases, including fees	$16,215,725	$16,710,323
Securities:
Taxable	2,877,574	2,595,301
Nontaxable	244,209	224,703
Interest-bearing deposits at financial institutions	97,714	55,289
Restricted investment securities	126,333	116,175
Federal funds sold	7,875	38,465
Total interest and dividend income	19,569,430	19,740,256

Interest expense:
Deposits	2,201,070	3,151,191
Short-term borrowings	65,502	132,290
Federal Home Loan Bank advances	1,931,259	2,345,944
Other borrowings	1,301,144	1,452,204
Junior subordinated debentures	241,751	495,052
Total interest expense	5,740,726	7,576,681

Net interest income	13,828,704	12,163,575

Provision for loan/lease losses	2,456,965	1,434,232
Net interest income after provision for loan/lease losses	11,371,739	10,729,343

Noninterest income:
Trust department fees	762,133	803,423
Investment advisory and management fees, gross	549,515	419,416
Deposit service fees	893,685	902,787
Gains on sales of loans, net	408,364	1,109,724
Securities gains	443,614	-
Gains (losses) on sales of other real estate owned, net	42,262	(188,158)
Earnings on bank-owned life insurance	331,440	353,003
Credit card issuing fees, net of processing costs	178,636	34,866
Other	725,658	923,225
Total noninterest income	4,335,307	4,358,286

Noninterest expense:
Salaries and employee benefits	7,651,695	6,910,016
Occupancy and equipment expense	1,359,758	1,410,429
Professional and data processing fees	1,077,435	1,096,100
FDIC and other insurance	578,776	887,509
Loan/lease expense	839,993	678,535
Advertising and marketing	277,376	292,148
Postage and telephone	242,103	252,512
Stationery and supplies	122,582	135,064
Bank service charges	186,351	112,742
Other-than-temporary impairment losses on securities	-	113,800
Other	437,080	244,910
Total noninterest expense	12,773,149	12,133,765

Net income before income taxes	2,933,897	2,953,864
Federal and state income tax expense	667,296	829,992
Net income	$2,266,601	$2,123,872
Less: Net income attributable to noncontrolling interests	103,446	109,786
Net income attributable to QCR Holdings, Inc.	$2,163,155	$2,014,086

Less: Preferred stock dividends	2,188,058	1,028,686
Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$(24,903)	$985,400

Earnings (loss) per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$(0.01)	$0.21
Diluted	$(0.01)	$0.21

Weighted average common shares outstanding	4,866,692	4,598,566
Weighted average common and common equivalent shares outstanding	4,866,692	4,619,574

Cash dividends declared per common share	$-	$-
See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Nine Months Ended September 30,

	2011	2010
Interest and dividend income:
Loans/leases, including fees	$48,466,331	$51,324,123
Securities:
Taxable	8,035,495	7,771,242
Nontaxable	743,368	681,001
Interest-bearing deposits at financial institutions	311,807	347,105
Restricted investment securities	427,818	328,762
Federal funds sold	97,919	123,699
Total interest and dividend income	58,082,738	60,575,932

Interest expense:
Deposits	6,948,265	9,940,844
Short-term borrowings	248,079	450,539
Federal Home Loan Bank advances	6,053,134	6,903,991
Other borrowings	3,870,062	4,307,558
Junior subordinated debentures	974,637	1,457,765
Total interest expense	18,094,177	23,060,697

Net interest income	39,988,561	37,515,235

Provision for loan/lease losses	5,196,850	4,413,650
Net interest income after provision for loan/lease losses	34,791,711	33,101,585

Noninterest income:
Trust department fees	2,607,668	2,438,473
Investment advisory and management fees, gross	1,630,976	1,325,910
Deposit service fees	2,623,018	2,585,873
Gains on sales of loans, net	1,923,185	1,831,856
Securities gains	1,472,528	-
Losses on sales of other real estate owned, net	(90,492)	(632,806)
Earnings on bank-owned life insurance	1,032,493	973,659
Credit card issuing fees, net of processing costs	397,132	231,439
Other	1,969,304	1,973,589
Total noninterest income	13,565,812	10,727,993

Noninterest expense:
Salaries and employee benefits	22,480,731	20,869,335
Occupancy and equipment expense	4,017,506	4,147,101
Professional and data processing fees	3,338,935	3,379,080
FDIC and other insurance	2,149,093	2,575,000
Loan/lease expense	1,772,290	1,658,647
Advertising and marketing	836,459	701,603
Postage and telephone	703,803	750,611
Stationery and supplies	380,754	379,347
Bank service charges	525,007	284,134
Prepayment fees on Federal Home Loan Bank advances	832,099	-
Losses on lease residual values	-	617,000
Other-than-temporary impairment losses on securities	118,847	113,800
Other	1,185,443	1,314,615
Total noninterest expense	38,340,967	36,790,273

Net income before income taxes	10,016,556	7,039,305
Federal and state income tax expense	2,745,257	1,900,663
Net income	$7,271,299	$5,138,642
Less: Net income attributable to noncontrolling interests	308,215	95,046
Net income attributable to QCR Holdings, Inc.	6,963,084	$5,043,596

Less: Preferred stock dividends	4,256,171	3,099,418
Net income attributable to QCR Holdings, Inc. common stockholders	2,706,913	$1,944,178

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.56	$0.42
Diluted	$0.56	$0.42

Weighted average common shares outstanding	4,795,382	4,587,883
Weighted average common and common equivalent shares outstanding	4,847,433	4,617,102

Cash dividends declared per common share	$0.04	$0.04
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

(continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (continued)
Nine Months Ended September 30, 2011 and 2010

			Additional		Accumulated Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income	Interests	Stock	Total
Balance December 31, 2009	$38,805	$4,674,536	$82,194,330	$38,458,477	$135,608	$1,699,630	$(1,606,510)	$125,594,876
Comprehensive income:
Net income	-	-	-	1,292,009	-	(77,076)	-	1,214,933
Other comprehensive income, net of tax	-	-	-	-	1,663,236	-	-	1,663,236
Comprehensive income								2,878,169
Preferred cash dividends declared and accrued	-	-	-	(924,088)	-	-	-	(924,088)
Discount accretion on cumulative preferred stock	-	-	109,331	(109,331)	-	-	-	-
Proceeds from issuance of warrants to purchase 54,000 shares of common stock in conjunction with the issuance of Series A Subordinated Notes	-	-	84,240	-	-	-	-	84,240
Proceeds from issuance of 6,270 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	6,270	40,849	-	-	-	-	47,119
Exchange of 367 shares of common stock in connection with payroll taxes for restricted stock	-	(367)	(2,730)	-	-	-	-	(3,097)
Stock compensation expense	-	-	181,489					181,489
Restricted stock awards	-	23,598	(23,598)	-	-	-	-	-
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,065)	-	(2,065)
Balance March 31, 2010	$38,805	$4,704,037	$82,583,911	$38,717,067	$1,798,844	$1,620,489	$(1,606,510)	$127,856,643
Comprehensive income:
Net income	-	-	-	1,737,501	-	62,336	-	1,799,837
Other comprehensive income, net of tax	-	-	-	-	2,043,708	-	-	2,043,708
Comprehensive income								3,843,545
Common cash dividends declared, $0.04 per share	-	-	-	(182,730)	-	-	-	(182,730)
Preferred cash dividends declared and accrued	-	-	-	(924,088)	-	-	-	(924,088)
Discount accretion on cumulative preferred stock	-	-	113,225	(113,225)	-	-	-	-
Exchange of 268 shares of Series B Non-Cumulative Perpetual Preferred Stock for 13,400 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	13,132	-	(13,132)	-	-	-	-	-
Exchange of 300 shares of Series C Non-Cumulative Perpetual Preferred Stock for 7,500 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	7,200	-	(7,200)	-	-	-	-	-
Proceeds from issuance of 4,100 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	4,100	-	3,199,333	-	-	-	-	3,203,433
Proceeds from issuance of 9,629 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	9,629	62,733	-	-	-	-	72,362
Proceeds from the issuance of 1,504 shares of common stock in connection with options exercised	-	1,504	11,715	-	-	-	-	13,219
Stock compensation expense	-	-	112,693	-	-	-	-	112,693
Other adjustments to noncontrolling interests	-	-	-	-	-	4,706	-	4,706
Balance June 30, 2010	$63,237	$4,715,170	$86,063,278	$39,234,525	$3,842,552	$1,687,531	$(1,606,510)	$133,999,783
Comprehensive income:
Net income	-	-	-	2,014,086	-	109,786	-	2,123,872
Other comprehensive income, net of tax	-	-	-	-	160,545	-	-	160,545
Comprehensive income								2,284,417
Preferred cash dividends declared and accrued	-	-	-	(915,462)	-	-	-	(915,462)
Discount accretion on cumulative preferred stock	-	-	113,224	(113,224)	-	-	-	-
Proceeds from issuance of 6,420 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	6,420	41,827	-	-	-	-	48,247
Proceeds from the issuance of 750 shares of common stock in connection with options exercised	-	750	4,907	-	-	-	-	5,657
Additional issuance cost related to the Series E Non-Cumulative Perpetual Convertible Preferred Stock	-	-	(16,200)	-	-	-	-	(16,200)
Stock compensation expense	-	-	118,448					118,448
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,066)	-	(2,066)
Balance September 30, 2010	$63,237	$4,722,340	$86,325,484	$40,219,925	$4,003,097	$1,795,251	$(1,606,510)	$135,522,824

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

NOTE 8 – SERIES F NONCUMULATIVE PERPETUAL PREFERRED STOCK

On September 15, 2011, the Company issued 40,090 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series F (“Series F Preferred Stock”) to the U.S. Department of the Treasury (“Treasury”) for an aggregate purchase price of $40,090,000.  The sale of Series F Preferred Stock is the result of an investment by Treasury from the Small Business Lending Fund (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.  As a requirement of the SBLF, simultaneously, the Company redeemed the 38,327 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series D (“Series D Preferred Stock”), at an aggregate price of $38,237,000 plus accrued and unpaid dividends to the date of redemption of $159,321.  The Series D Preferred Stock was issued on February 13, 2009 as a result of the Company’s participation in Treasury’s voluntary Capital Purchase Program (“CPP”).  In accordance with the CPP, in February 2009 the Company also issued warrants which allow Treasury to purchase up to 521,888 of the Company’s common stock at an exercise price of $10.99.  As of the date of this report, the Company and Treasury are in negotiations for the Company to repurchase the warrants.

The Series F Preferred Stock qualifies as Tier 1 capital for the Company.  Non-cumulative dividends are payable quarterly on the Series F Preferred Stock, and the dividend rate is based on changes in the level of “Qualified Small Business Lending” or “QSBL” by the Company’s wholly owned bank subsidiaries, QCBT, CRBT and RB&T.  Based upon the change in the banks’ level of QSBL over the baseline level (as defined by SBLF, the baseline is the average of QSBL for the last two quarters of 2009 and the first two quarters of 2010), the dividend rate for the initial dividend period, which was from the date of issuance through September 30, 2011, was set at 5%, and the dividend rate for the fourth quarter of 2011 has also been set at 5%.  For the 2nd through 10th calendar quarters, the annual dividend rate may be adjusted to between 1% and 5%, to reflect the amount of change in the banks’ level of QSBL.  For the 11th calendar quarter through 4.5 years after issuance, the dividend rate will be fixed at between 1% and 5%, based upon the increase in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013), or will be fixed at 7% if there is no increase or there is a decrease in QSBL during such period. In addition, beginning on April 1, 2014 and ending on April 1, 2016, if there is no increase or there is a decrease in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013), because of the Company's participation in the CPP, the Company will be subject to an additional lending incentive fee of 2% per year. After 4.5 years from issuance, the dividend rate will increase to 9%.

The Series F Preferred Stock may be redeemed at any time at the option of the Company, subject to the approval of the Company’s primary federal banking regulator.  All redemptions must be in amounts equal to at least 25% of the number of originally issued shares, or 100% of the then-outstanding shares (if less than 25% of the originally issued shares).

In accordance with SBLF, the Company may pay dividends on all stock assuming Tier 1 capital levels remain at least 90% of the level existing upon the date of issuance, or September 15, 2011.  This threshold is subject to reduction depending on increases in the Company’s QSBL.

The Series F Preferred Stock is nonvoting, other than for consent rights granted to Treasury with respect to (i) any authorization or issuance of shares ranking senior to the Series F Preferred Stock, (ii) any amendment to the rights of the Series F Preferred Stock, (iii) any merger, exchange, dissolution, or similar transaction that would affect the rights of the Series F Preferred Stock and (iv) any sale of all, or any material portion of, the Company’s assets if in conjunction with such sale, the Series F Preferred Stock will not be redeemed in full.

If the Company misses five dividend payments, whether or not consecutive, the holder of the Series F Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors.  If the Company misses six dividend payments, whether or not consecutive, and if the then outstanding aggregate Liquidation Amount of the Series F Preferred Stock is at least $25,000,000, then the holder of the Series F Preferred Stock will have the right to designate two directors to the Board of Directors of the Company.

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Analysis of Changes of Interest Income/Interest Expense
For the three months ended September 30, 2011

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2011 vs. 2010
	(dollars in thousands)
INTEREST INCOME
Federal funds sold …………………………………………	$(31)	$(11)	$(20)
Interest-bearing deposits at financial institutions ….…..	43	103	(60)
Investment securities (2) …………………………………	312	(1,658)	1,970
Restricted investment securities	10	58	(48)
Gross loans/leases receivable (3) (4) (5) …………..	(494)	(422)	(72)

Total change in interest income …………………	$(160)	$(1,930)	$1,770

INTEREST EXPENSE
Interest-bearing demand deposits ………………………	$(18)	$(1,044)	$1,026
Savings deposits ………………………………………….	(9)	(25)	16
Time deposits ……………………………………………..	(923)	(554)	(369)
Short-term borrowings ……………………………………	(66)	(88)	22
Federal Home Loan Bank advances ……………………	(415)	(102)	(313)
Junior subordinated debentures …………………………	(253)	(253)	-
Other borrowings (5)………………………………….	(152)	(58)	(94)

Total change in interest expense ……………….	$(1,836)	$(2,124)	$288

Total change in net interest income …………………….	$1,676	$194	$1,482

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

(5) In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of
SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the three months ended September 30, 2011 and 2010, this totaled $0.5 million and $9.9 million, respectively. During the second quarter of 2011, SBA removed the recourse provision for sales which allowed sale accounting treatment at the time of sale; thus, the decline in average balance.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	For the nine months ended September 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earnings assets:
Federal funds sold ……………………	$58,959	98	0.22%	$58,766	124	0.28%
Interest-bearing deposits at financial institutions	30,991	312	1.34%	28,323	347	1.63%
Investment securities (1) …………….	489,184	9,146	2.49%	394,736	8,781	2.97%
Restricted investment securities	15,677	428	3.64%	16,767	329	2.62%
Gross loans/leases receivable (2) (3) (4)	1,171,331	48,466	5.52%	1,217,808	51,324	5.62%

Total interest earning assets………	1,766,142	58,450	4.41%	$1,716,400	60,905	4.73%

Noninterest-earning assets:
Cash and due from banks…………….	$43,077			$32,113
Premises and equipment……………..	30,696			31,650
Less allowance for estimated losses on loans/leases	(19,979)			(22,151)
Other…………………………………….	72,884			73,801

Total assets ………………………..	$1,892,820			$1,831,813

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits…..	$492,383	2,967	0.80%	$382,255	2,769	0.97%
Savings deposits ……………………..	38,042	46	0.16%	38,566	80	0.28%
Time deposits …………………………	364,712	3,935	1.44%	482,163	7,092	1.96%
Short-term borrowings ……………….	140,312	248	0.24%	137,230	450	0.44%
Federal Home Loan Bank advances .	213,565	6,053	3.78%	231,595	6,904	3.97%
Junior subordinated debentures…….	36,085	975	3.60%	36,085	1,458	5.39%
Other borrowings (4)…………….	143,617	3,870	3.59%	150,737	4,307	3.81%

Total interest-bearing liabilities…….	1,428,716	18,094	1.69%	$1,458,631	23,060	2.11%

Noninterest-bearing demand deposits	301,828			$220,390
Other noninterest-bearing liabilities	27,327			22,563
Total liabilities ……………………….	1,757,872			$1,701,583

Stockholders' equity ………………..	134,948			130,231

Total liabilities and stockholders' equity	1,892,820			$1,831,813

Net interest income …………………		$40,356			$37,845

Net interest spread ...……………….			2.72%			2.62%

Net interest margin …………………			3.05%			2.94%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.62%			117.67%

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

(4) In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the nine months ended September 30, 2011 and 2010, this totaled $3.4 million and $9.6 million, respectively. During the second quarter of 2011, SBA removed the recourse provision for sales which allowed sale accounting treatment at the time of sale; thus, the decline in average balance.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Analysis of Changes of Interest Income/Interest Expense
For the nine months ended September 30, 2011

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2011 vs. 2010
	(dollars in thousands)
INTEREST INCOME
Federal funds sold …………………………………………	$(26)	$(27)	$1
Interest-bearing deposits at financial institutions ….…..	(35)	(80)	45
Investment securities (2) …………………………………	365	(2,095)	2,460
Restricted investment securities	99	134	(35)
Gross loans/leases receivable (3) (4) (5)…………..	(2,858)	(924)	(1,934)

Total change in interest income …………………	$(2,455)	$(2,992)	$537

INTEREST EXPENSE
Interest-bearing demand deposits ………………………	$198	$(711)	$909
Savings deposits ………………………………………….	(34)	(33)	(1)
Time deposits ……………………………………………..	(3,157)	(1,650)	(1,507)
Short-term borrowings ……………………………………	(202)	(218)	16
Federal Home Loan Bank advances ……………………	(851)	(329)	(522)
Junior subordinated debentures …………………………	(483)	(483)	-
Other borrowings (5)…………………………………….	(437)	(239)	(198)

Total change in interest expense ……………….	$(4,966)	$(3,663)	$(1,303)

Total change in net interest income …………………….	$2,511	$671	$1,840

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

(5)  In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of
       SBA-guaranteed portions of loans during the recourse period, as secured borrowings.  As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings.  For the nine months ended September 30, 2011 and 2010, this totaled $3.4 million and $9.6 million, respectively.  During the second quarter of 2011, SBA removed the recourse provision for sales which allowed sale accounting treatment at the time of sale; thus, the decline in average balance.

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change

Trust department fees	$762,133	$803,423	$(41,290)	(5.1	) %
Investment advisory and management fees, gross	549,515	419,416	130,099	31.0
Deposit service fees	893,685	902,787	(9,102)	(1.0)
Gains on sales of loans, net	408,364	1,109,724	(701,360)	(63.2)
Securities gains	443,614	-	443,614	100.0
Gains (losses) on sales of other real estate owned, net	42,262	(188,158)	230,420	(122.5)
Earnings on bank-owned life insurance	331,440	353,003	(21,563)	(6.1)
Credit card fees, net of processing costs	178,636	34,866	143,770	412.4
Other	725,658	923,225	(197,567)	(21.4)
	$4,335,307	$4,358,286	$(22,979)	(0.5	) %

	Nine Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change

Trust department fees	$2,607,668	$2,438,473	$169,195	6.9%
Investment advisory and management fees, gross	1,630,976	1,325,910	305,066	23.0
Deposit service fees	2,623,018	2,585,873	37,145	1.4
Gains on sales of loans, net	1,923,185	1,831,856	91,329	5.0
Securities gains	1,472,528	-	1,472,528	100.0
Losses on sales of other real estate owned, net	(90,492)	(632,806)	542,314	(85.7)
Earnings on bank-owned life insurance	1,032,493	973,659	58,834	6.0
Credit card fees, net of processing costs	397,132	231,439	165,693	71.6
Other	1,969,304	1,973,589	(4,285)	(0.2)
	$13,565,812	$10,727,993	$2,837,819	26.5%

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONINTEREST EXPENSE

The following table sets forth the various categories of noninterest expense for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change

Salaries and employee benefits	$7,651,695	$6,910,016	$741,679	10.7%
Occupancy and equipment expense	1,359,758	1,410,429	(50,671)	(3.6)
Professional and data processing fees	1,077,435	1,096,100	(18,665)	(1.7)
FDIC and other insurance	578,776	887,509	(308,733)	(34.8)
Loan/lease expense	839,993	678,535	161,458	23.8
Advertising and marketing	277,376	292,148	(14,772)	(5.1)
Postage and telephone	242,103	252,512	(10,409)	(4.1)
Stationery and supplies	122,582	135,064	(12,482)	(9.2)
Bank service charges	186,351	112,742	73,609	65.3
Other-than-temporary impairment losses on securities	-	113,800	(113,800)	100.0
Other	437,080	244,910	192,170	78.5
	$12,773,149	$12,133,765	$639,384	5.3%

	Nine Months Ended
	September 30, 2011	September 30, 2010	$ Change	% Change

Salaries and employee benefits	$22,480,731	$20,869,335	$1,611,396	7.7%
Occupancy and equipment expense	4,017,506	4,147,101	(129,595)	(3.1)
Professional and data processing fees	3,338,935	3,379,080	(40,145)	(1.2)
FDIC and other insurance	2,149,093	2,575,000	(425,907)	(16.5)
Loan/lease expense	1,772,290	1,658,647	113,643	6.9
Advertising and marketing	836,459	701,603	134,856	19.2
Postage and telephone	703,803	750,611	(46,808)	(6.2)
Stationery and supplies	380,754	379,347	1,407	0.4
Bank service charges	525,007	284,134	240,873	84.8
Prepayment fees on Federal Home Loan Bank advances	832,099	-	832,099	100.0
Losses on lease residual values	-	617,000	(617,000)	(100.0)
Other-than-temporary impairment losses on securities	118,847	113,800	5,047	4.4
Other	1,185,443	1,314,615	(129,172)	(9.8)
	$38,340,967	$36,790,273	$1,550,694	4.2%

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following tables summarize the amortized cost and fair value of investment securities as of September 30, 2011 and December 31, 2010.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
September 30, 2011:	(dollars in thousands)
Securities held to maturity, other bonds	$200	$-	$-	$200

Securities available for sale:
U.S. govt. sponsored agency securities	$412,874	$2,281	$(371)	$414,784
Residential mortgage-backed securities	80,070	3,383	-	83,453
Municipal securities	24,580	1,411	-	25,991
Trust preferred securities	86	-	(14)	72
Other securities	1,347	106	(41)	1,412
	$518,957	$7,181	$(426)	$525,712

December 31, 2010:
Securities held to maturity, other bonds	$300	$-	$-	$300

Securities available for sale:
U.S. govt. sponsored agency securities	$401,711	$3,219	$(2,705)	$402,225
Residential mortgage-backed securities	65	5	-	70
Municipal securities	20,135	579	(110)	20,604
Trust preferred securities	86	-	(8)	78
Other securities	1,415	168	(13)	1,570
	$423,412	$3,971	$(2,836)	$424,547

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following tables present the maturities of securities held as of September 30, 2011 and the weighted average stated coupon rates by major type and range of maturity.  Note the yields below are calculated on a tax equivalent basis.

		Weighted
	Amortized	Average
	Cost	Yield
	(dollars in thousands)

U.S. gov't. sponsored agency securities:
Within 1 year	$1,008	3.25%
After 1 but within 5 years	62,079	1.60%
After 5 but within 10 years	259,623	2.82%
After 10 years	90,164	3.48%
	$412,874	2.78%

Residential mortgage-backed securities:
After 1 but within 5 years	$38	6.00%
After 10 years	80,032	4.13%
	$80,070	4.13%

Municipal securities:
Within 1 year	$1,795	3.05%
After 1 but within 5 years	6,038	3.54%
After 5 but within 10 years	11,136	3.94%
After 10 years	5,611	4.64%
	$24,580	3.94%

Trust preferred securities:
After 10 years	$86	7.80%

Other bonds:
Within 1 year	$50	6.55%
After 1 but within 5 years	100	5.50%
After 5 but within 10 years	50	5.43%
	$200	5.75%

Other securities with no maturity or stated face rate	$1,347

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

	Quad City	m2	Cedar Rapids	Rockford	Intercompany	Consolidated
	Bank & Trust	Lease Funds	Bank & Trust	Bank & Trust	Elimination	Total

BALANCE AS OF DECEMBER 31, 2010:	(dollars in thousands)

Commercial and industrial loans	$194,316	$-	$117,236	$54,073	$-	$365,625
Commercial real estate loans	239,338	-	197,774	118,763	(2,158)	553,717
Direct financing leases	-	83,010	-	-	-	83,010
Residential real estate loans	34,820	-	32,155	15,222	-	82,197
Installment and other consumer loans	49,664	-	21,243	15,333	-	86,240
	518,138	83,010	368,408	203,391	(2,158)	1,170,789
Plus deferred loan/lease origination costs, net of fees	30	2,342	(628)	6	-	1,750
Gross loans/leases receivable	$518,168	$85,352	$367,780	$203,397	$(2,158)	$1,172,539

ORIGINATION OF NEW LOANS/LEASES:

Commercial and industrial loans	40,419	-	50,804	16,049	-	107,272
Commercial real estate loans	55,849	-	18,400	10,526	-	84,775
Direct financing leases	-	34,031	-	-	-	34,031
Residential real estate loans	36,541	-	25,342	11,506	-	73,389
Installment and other consumer loans	8,088	-	1,371	1,027	-	10,486
	$140,898	$34,031	$95,916	$39,108	$-	$309,953

PAYMENTS/MATURITIES/SALES/CHARGE-OFFS, NET OF ADVANCES OR RENEWALS ON EXISTING LOANS/LEASES:

Commercial and industrial loans	(53,275)	-	(41,917)	(13,707)	-	(108,899)
Commercial real estate loans	(42,683)	-	(31,428)	3,998	107	(70,005)
Direct financing leases	-	(28,148)	-	-	-	(28,148)
Residential real estate loans	(30,215)	-	(28,888)	(2,409)	-	(61,513)
Installment and other consumer loans	(9,505)	-	(3,147)	(4,181)	-	(16,833)
	$(135,679)	$(28,148)	$(105,379)	$(16,299)	$107	$(285,398)

BALANCE AS OF SEPTEMBER 30, 2011:

Commercial and industrial loans	181,459	-	126,123	56,415	-	363,997
Commercial real estate loans	252,504	-	184,746	133,287	(2,050)	568,487
Direct financing leases	-	88,893	-	-	-	88,893
Residential real estate loans	41,146	-	28,609	24,319	-	94,073
Installment and other consumer loans	48,247	-	19,467	12,179	-	79,893
	523,357	88,893	358,945	226,199	(2,050)	1,195,344
Plus deferred loan/lease origination costs, net of fees	44	2,800	(626)	20	-	2,238
Gross loans/leases receivable	$523,401	$91,693	$358,318	$226,220	$(2,050)	$1,197,582

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

Following is a listing of significant industries within the Company’s commercial real estate loan portfolio as of September 30, 2011 and December 31, 2010:

	As of September 30,		As of December 31,
	2011		2010
	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Nonresidential Buildings	$162,022	29%	$154,427	28%
Lessors of Residential Buildings	53,541	9%	52,582	9%
Land Subdivision	33,931	6%	30,572	6%
Hotels	20,726	4%	16,081	3%
New Car Dealers	16,148	3%	6,521	1%
Lessors of Other Real Estate Property	15,722	3%	19,688	4%
New Single Family Construction	12,523	2%	16,053	3%
Other *	253,874	44%	257,793	46%

Total Commercial Real Estate Loans	$568,487	100%	$553,717	100%

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
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Changes in the allowance for estimated losses on loans/leases for the three and nine months ended September 30, 2011 and 2010 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Balance, beginning	$19,802,632	$21,560,963	$20,364,656	$22,504,734
Provisions charged to expense	2,456,965	1,434,232	5,196,850	4,413,650
Loans/leases charged off	(3,103,767)	(3,579,193)	(6,676,399)	(7,842,807)
Recoveries on loans/leases previously charged off	422,656	466,824	693,379	807,249
Balance, ending	$19,578,486	$19,882,826	$19,578,486	$19,882,826

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The table below presents the amounts of nonperforming assets.

	As of September 30,	As of June 30,	As of December 31,	As of September 30,
	2011	2011	2010	2010

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$29,006	$23,295	$37,427	$42,185
Accruing loans/leases past due 90 days or more	333	358	320	3,610
Troubled debt restructures - accruing	2,675	3,592	3,405	1,510
Other real estate owned	8,288	10,430	8,535	11,976
Other repossessed assets	160	194	366	89
	$40,462	$37,869	$50,053	$59,370

Nonperforming loans/leases to total loans/leases	2.67%	2.30%	3.51%	3.98%
Nonperforming assets to total loans/leases plus reposessed property	3.35%	3.17%	4.24%	4.94%
Nonperforming assets to total assets	2.13%	2.02%	2.73%	3.29%
Texas ratio (3)	25.58%	24.77%	33.57%	39.43%

(1)	Includes government guaranteed portion of loan.
(2)	Includes troubled debt restructuringss of $8.6 million at September 30, 2011, $11.0 million at June 30, 2011, $12.6 million at December 31, 2010, and $2.8 million at September 30, 2010.
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

	As of September 30, 2011	As of December 31, 2010	As of September 30, 2010

	(dollars in thousands)

Noninterest bearing demand deposits	$326,710	$276,827	$237,965
Interest bearing demand deposits	490,656	424,819	379,083
Savings deposits	37,896	35,805	34,131
Time deposits	304,674	312,010	354,104
Brokered time deposits	47,533	65,355	81,450
	$1,207,469	$1,114,816	$1,086,733

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

	As of September 30, 2011	As of December 31, 2010	As of September 30, 2010

	(dollars in thousands)

Overnight repurchase agreements with customers	$101,886	$118,904	$113,099
Federal funds purchased	41,700	22,250	23,320
	$143,586	$141,154	$136,419

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

	As of September 30, 2011	As of December 31, 2010

	(dollars in thousands)

Wholesale repurchase agreements	$135,000	$135,000
364-day revolving note	2,500	2,500
Series A subordinated notes	2,630	2,624
Secured borrowings - loan participations sold	-	9,936
Other	-	10
	$140,130	$150,070

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The table below presents the composition of the Company’s stockholders’ equity, including the common and preferred equity components.

	As of September 30, 2011	As of December 31, 2010

	(dollars in thousands)

Common stock	$4,868	$4,732
Additional paid in capital - common	25,098	24,328
Retained earnings	43,072	40,551
Accumulated other comprehensive income	4,173	704
Noncontrolling interests	1,924	1,648
Less: Treasury stock	(1,606)	(1,606)
Total common stockholders' equity	77,529	70,357

Preferred stock - par value	65	63
Additional paid-in capital - preferred	65,575	62,151
Total preferred stockholders' equity	65,640	62,214

Total stockholders' equity	$143,169	$132,571

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

The following table presents the details of the trust preferred securities issued and outstanding as of September 30, 2011.

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 9/30/11	Interest Rate as of 12/31/10

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR *	3.10%	6.93%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.10%	3.15%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.05%	2.09%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR **	1.80%	6.62%
		$36,085,000

*Rate was fixed at 6.93% until March 31, 2011 when it became variable based on 3-month LIBOR plus 2.85%, reset quarterly.
**Rate was fixed until April 7, 2011, when it became variable based on 3-month LIBOR plus 1.55%, reset quarterly.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table presents the details of the preferred stock issued and outstanding as of September 30, 2011.

	Date Issued	Aggregate Purchase Price	Stated Dividend Rate

Series E Non-Cumulative Convertible Perpetual Preferred Stock	June 2010	25,000,000	7.00%
Series F Non-Cumulative Convertible Perpetual Preferred Stock	September 2011	40,090,000	5.00	% *
		$65,090,000

* Non-cumulative dividends are payable quarterly on the Series F Preferred Stock, and the dividend rate is based on changes in the level of “Qualified Small Business Lending” or “QSBL” by the Company’s wholly owned bank subsidiaries, QCBT, CRBT and RB&T.  Based upon the change in the banks’ level of QSBL over the baseline level, the dividend rate for the initial dividend period, which was from the date of issuance through September 30, 2011, was set at 5%, and the dividend rate for the fourth quarter of 2011 has also been set at 5%. See Note 8 for additional discussion on the Series F Preferred Stock.

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

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2011:
Company:
Total risk-based capital	$190,428	14.01%	$108,760	>	8.0%	N/A		N/A
Tier 1 risk-based capital	168,803	12.42%	54,380	>	4.0	N/A		N/A
Tier 1 leverage ratio	168,803	8.88%	76,043	>	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$96,477	13.16%	$58,633	>	8.0%	$73,291	>	10.00%
Tier 1 risk-based capital	87,836	11.98%	29,317	>	4.0	43,975	>	6.00%
Tier 1 leverage ratio	87,836	8.35%	42,083	>	4.0	52,604	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$56,670	14.43%	$31,415	>	8.0%	$39,269	>	10.00%
Tier 1 risk-based capital	51,734	13.17%	15,708	>	4.0	23,561	>	6.00%
Tier 1 leverage ratio	51,734	9.04%	22,891	>	4.0	28,613	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$35,878	15.18%	$18,907	>	8.0%	$23,634	>	10.00%
Tier 1 risk-based capital	32,913	13.93%	9,454	>	4.0	14,180	>	6.00%
Tier 1 leverage ratio	32,913	11.44%	11,507	>	4.0	14,383	>	5.00%

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

	NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	As of June 30, 2011	As of March 31, 2011	As of December 31, 2010	As of September 30, 2010

100 basis point downward shift	-1.9%	-1.8%	-1.9%	-1.0%
200 basis point upward shift	-3.6%	-3.6%	-3.0%	-3.3%
300 basis point upward shift	-5.1%	-4.1%	-1.6%	-2.5%

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

Item1.A.	Risk Factors

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 and September 30, 2010; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

QCR HOLDINGS, INC.
(Registrant)

Date November 8, 2011	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date November 8, 2011	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer