Form 10-K
period 2011-12-31
QCR HOLDINGS INC
filed 2012-03-08
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

Commission file number: 0-22208

QCR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1397595
(State of incorporation)	(I.R.S. Employer Identification No.)

3551 7th Street, Moline, Illinois 61265
(Address of principal executive offices)

(309) 743-7761
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
 Common stock, $1.00 Par Value   The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act:
Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [   ]     No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes [   ]    No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes [ X ]     No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]     No [    ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  X  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [   ]   Accelerated filer [  ]   Non-accelerated filer [   ]   Smaller reporting company [ X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                                                Yes [   ]                                No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The NASDAQ Global Market on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $35,749,379.

As of February 29, 2012, the Registrant had outstanding 4,823,150 shares of common stock, $1.00 par value per share.

Documents incorporated by reference:
Part III of Form 10-K - Proxy statement for annual meeting of stockholders to be held in May 2012.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page Number(s)
Part I
	Item 1.	Business	4-12
	Item 1A.	Risk Factors	12-20
	Item 1B.	Unresolved Staff Comments	21
	Item 2.	Properties	21
	Item 3.	Legal Proceedings	21
	Item 4.	Mine Safety Disclosures	21

Part II
	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22-23
	Item 6.	Selected Financial Data	24
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25-51
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51-52
	Item 8.	Financial Statements	53-114
	Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	115
	Item 9A.	Controls and Procedures	115
	Item 9B.	Other Information	118

Part III
	Item 10.	Directors, Executive Officers and Corporate Governance	118
	Item 11.	Executive Compensation	118
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	118
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	118
	Item 14.	Principal Accountant Fees and Services	118

Part IV
	Item 15.	Exhibits	118-122

Signatures			123-124

Part I

Item 1.                      Business

General.  QCR Holdings, Inc. (the “Company”) is a multi-bank holding company headquartered in Moline, Illinois, that was formed in February 1993 under the laws of the state of Delaware.  The Company serves the Quad Cities, Cedar Rapids, and Rockford communities through the following three wholly-owned banking subsidiaries, which provide full-service commercial and consumer banking and trust and asset management services:

•	Quad City Bank and Trust Company ( “QCBT”), which is based in Bettendorf, Iowa, and commenced operations in 1994;
•	Cedar Rapids Bank and Trust Company (“CRBT”), which is based in Cedar Rapids, Iowa, and commenced operations in 2001; and
•	Rockford Bank and Trust Company (“RB&T”), which is based in Rockford, Illinois, and commenced operations in 2005.

The Company also engages in direct financing lease contracts through the 80% equity investment of QCBT in m2 Lease Funds, LLC (“m2”), based in Brookfield, Wisconsin, and in real estate holdings through its 91% equity investment in Velie Plantation Holding Company, LLC (“VPHC”), based in Moline, Illinois.

Quad City Bancard, Inc. (“Bancard”), previously a wholly-owned subsidiary of the Company, conducted the Company’s credit card issuing operation.  Effective December 31, 2009, Bancard was dissolved and liquidated.  The credit card issuing operation was merged in as a department of QCBT.

During 2008, Bancard sold its merchant credit card acquiring business.  The resulting gain on sale, net of taxes and related expenses, was approximately $3.0 million.  The comparative financial results associated with the merchant credit card acquiring business have been reflected as discontinued operations throughout the annual report.

On December 31, 2008, the Company sold its Milwaukee, Wisconsin subsidiary, First Wisconsin Bank and Trust Company (“FWBT”), for $13.7 million which resulted in a pre-tax gain on sale of approximately $495 thousand. The comparative financial results associated with FWBT have been reflected as discontinued operations throughout the annual report.

Subsidiary Banks.  QCBT was capitalized on October 13, 1993, and commenced operations on January 7, 1994.  QCBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law.  QCBT provides full service commercial and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois.  QCBT has the 80% equity investment in m2.  QCBT, on a consolidated basis with m2, had total segment assets of $1.11 billion and $1.03 billion as of December 31, 2011 and 2010, respectively.

CRBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law.  The Company commenced operations in Cedar Rapids in June 2001, operating a branch of QCBT.  The Cedar Rapids branch operation then began functioning under the CRBT charter in September 2001.  CRBT provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids, Iowa and adjacent communities through its two facilities.  The headquarters for CRBT is located in downtown Cedar Rapids, and its first branch location is located in northern Cedar Rapids.  CRBT had total segment assets of $560.1 million and $546.8 million as of December 31, 2011 and 2010, respectively.

RB&T is an Illinois-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law.  The Company commenced operations in Rockford, Illinois in September 2004, operating a branch of QCBT, and that operation began functioning under the Rockford Bank & Trust charter in January 2005.  RB&T provides full-service commercial and consumer banking and trust and asset management services to Rockford and adjacent communities through its original office located in downtown Rockford and its branch facility located on Guilford Road at Alpine Road in Rockford.  RB&T had total segment assets of $294.4 million and $271.4 million as of December 31, 2011 and 2010, respectively.

See Financial Statement Note 21 for additional business segment information.

Other Operating Subsidiaries.  On August 26, 2005, QCBT acquired 80% of the membership units of m2.  John Engelbrecht, the President and Chief Executive Officer of m2, retained 20% of the membership units.  m2, which is based in Brookfield, Wisconsin, is engaged in the business of leasing machinery and equipment to commercial and industrial businesses under direct financing lease contracts.

Beginning in 1998, the Company held a 20% equity investment in VPHC.  In 2006, the Company acquired an additional 37% of the membership units bringing its total equity investment to 57%.  During 2009, the Company acquired an additional 16% of the membership units to bring its total equity investment to 73%.  And, during the fourth quarter of 2010, the Company acquired an additional 18% of the membership units to bring its total equity investment to 91%.  VPHC is engaged in holding the real estate property known as the Velie Plantation Mansion in Moline, Illinois.

On January 1, 2008, QCBT acquired 100% of the membership units of CMG Investment Advisors, LLC, which is an investment management and advisory company.  During 2010, the operating subsidiary was renamed Quad City Investment Advisors, LLC.

Trust Preferred Subsidiaries.  Following is a listing of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including pertinent information as of December 31, 2011 and 2010:

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 12/31/11	Interest Rate as of 12/31/10

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR *	3.22%	6.93%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.22%	3.15%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.20%	2.09%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR **	1.95%	6.62%
		$36,085,000	Weighted Average Rate	2.71%	5.29%

*Rate was fixed at 6.93% until March 31, 2011 when it became variable based on 3-month LIBOR plus 2.85%, reset quarterly.
**Rate was fixed at 6.62% until April 7, 2011 when it became variable based on 3-month LIBOR plus 1.55%, reset quarterly.

Securities issued by Trust II, Trust III, Trust IV, and Trust V mature in thirty years, but are all currently callable at par anytime.

Other Ownership Interests.  The Company invests limited amounts of its capital in stocks of financial institutions and mutual funds.  In addition to its wholly-owned and majority-owned subsidiaries, the Company owns a 20% equity position in Nobel Real Estate Investors, LLC.  In June 2005, CRBT entered into a joint venture as a 50% owner of Cedar Rapids Mortgage Company, LLC.

The Company previously owned a 2.25% equity investment in Trisource Solutions, LLC (“Trisource”).  On July 2, 2010, the Company exercised a put option and sold its equity investment back to the majority owner of Trisource for $750 thousand to be received in monthly installments of $10 thousand through July 2012, with a final balloon payment to be made in August 2012.  As a result, the gain (materially all of the sales proceeds) is deferred and recognized on a cash basis.

Business.  The Company’s principal business consists of attracting deposits and investing those deposits in loans/leases and securities.  The deposits of the subsidiary banks are insured to the maximum amount allowable by the FDIC.  The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest earned on its loans/leases and securities and the interest paid on deposits and borrowings.  The Company’s operating results are affected by economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, as described more fully in this Form 10-K.  Its operating results also can be affected by trust fees, investment advisory and management fees, deposit service charge fees, gains on the sale of residential real estate and government guaranteed loans, earnings from bank-owned life insurance and other income.  Operating expenses include employee compensation and benefits, occupancy and equipment expense, professional and data processing fees, advertising and marketing expenses, bank service charges, FDIC and other insurance, loan/lease expenses and other administrative expenses.

The Company and its subsidiaries collectively employed 355 and 350 full-time equivalents (“FTEs”) at December 31, 2011 and 2010, respectively.

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) is the primary federal regulator of the Company and its subsidiaries.  In addition, QCBT and CRBT are regulated by the Iowa Superintendent of Banking and RB&T is regulated by the State of Illinois Department of Financial and Professional Regulation.  The FDIC, as administrator of the Deposit Insurance Fund, has regulatory authority over the subsidiary banks.

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

In accordance with Iowa regulation, the legal lending limit to one borrower for QCBT and CRBT, calculated as 15% of aggregate capital, was $14.5 million and $8.8 million, respectively, as of December 31, 2011.  In accordance with Illinois regulation, the legal lending limit to one borrower for RB&T, calculated as 25% of aggregate capital, totaled $9.2 million as of December 31, 2011.

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

The in-house lending limit is the maximum amount of credit each subsidiary bank will extend to a single borrowing entity or group of related entities.  Under the in-house limit, total credit exposure to a single borrowing entity or group of related entities will not exceed the following, subject to certain exceptions:

Quad City Bank & Trust:	$7.5 million
Cedar Rapids Bank & Trust:	$5.0 million
Rockford Bank & Trust:	$3.5 million

On a consolidated basis, the in-house lending limit is $10.0 million, which is the maximum amount of credit that all affiliated banks when combined will extend to a single borrowing entity or group of related entities, subject to certain exceptions.

As part of the loan monitoring activity at the three subsidiary banks, credit administration personnel interact closely with senior bank management.  The Company has a separate in-house loan review function to analyze credits of the subsidiary banks.    To complement the in-house loan review, an independent third-party performs external loan reviews.  Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of those situations.

The Company recognizes that a diversified loan/lease portfolio contributes to reducing risk in the overall loan/lease portfolio.  The specific loan/lease portfolio mix is subject to change based on loan/lease demand, the business environment and various economic factors.  The Company actively monitors concentrations within the loan/lease portfolio to ensure appropriate diversification and concentration risk is maintained.

Specifically, each subsidiary bank’s total loans as a percentage of average assets may not exceed 85%.  In addition, following are established policy limits and the actual allocations for the three subsidiary banks as of December 31, 2011 for the loan portfolio on a per loan type basis, reflected as a percentage of the subsidiary bank’s average gross loans:

		As of December 31, 2011
Type of Loan *	Maximum Percentage per Loan Policy **	QCBT	CRBT	RB&T

One-to-four family residential	30%	13%	13%	19%
Multi-family	15%	3%	7%	3%
Farmland	5%	0%	0%	1%
Non-farm, nonresidential	50%	31%	39%	45%
Construction and land development	20%	5%	6%	6%
Commercial and industrial	60%	22%	30%	25%
Loans to individuals	10%	3%	1%	1%
Lease financing	20%	15%	0%	0%
All other loans	10%	8%	4%	0%
		100%	100%	100%

Bank stock loans ***	15%	8%	0%	0%

* The loan types above are as defined and reported in the subsidiary banks’ quarterly Reports of Condition and Income (also known as Call Reports).
** The maximum percentages listed are the same for all subsidiary banks except for CRBT where the maximum percentage for one-to-four family residential is 25%, the maximum percentage for construction and land development is 15%, and the maximum percentage for lease financing receivables is 5%.  Additionally, both CRBT and RB&T have maximum percentages for bank stock loans of 10%.
*** Bank stock loans are not a separate reportable line item on the Call Reports.  The loans are reported within “all other loans” above.

The following table presents total loans/leases by major loan/lease type and subsidiary as of December 31, 2011 and 2010.  Residential real estate loans held for sale are included in residential real estate loans below.

	Quad City		m2		Cedar Rapids		Rockford
	Bank		Lease		Bank		Bank		Intercompany	Consolidated
	& Trust		Funds		& Trust		& Trust		Elimination	Total
	$	%	$	%	$	%	$	%	$	$	%

As of December 31, 2011:	(dollars in thousands)

Commercial and industrial loans	$177,069	34%	$-	0%	$116,714	34%	$57,011	25%	$-	$350,794	29%
Commercial real estate loans	260,895	49%	-	0%	184,338	53%	134,580	59%	(2,009)	577,804	48%
Direct financing leases	-	0%	93,212	97%	-	0%	-	0%	-	93,212	8%
Residential real estate loans	43,405	8%	-	0%	29,847	8%	24,855	11%	-	98,107	8%
Installment and other consumer loans	48,590	9%	-	0%	17,846	5%	11,787	5%	-	78,223	7%
Deferred loan/lease origination costs, net of fees	56	0%	3,217	3%	(703)	0%	35	0%	-	2,605	0%
	$530,015	100%	$96,429	100%	$348,042	100%	$228,268	100%	$(2,009)	$1,200,745	100%

As of December 31, 2010:

Commercial and industrial loans	$194,316	38%	$-	0%	$117,236	32%	$54,073	27%	$-	$365,625	31%
Commercial real estate loans	239,338	46%	-	0%	197,774	54%	118,763	58%	(2,158)	553,717	47%
Direct financing leases	-	0%	83,010	97%	-	0%	-	0%	-	83,010	7%
Residential real estate loans	34,820	7%	-	0%	32,155	9%	15,222	7%	-	82,197	7%
Installment and other consumer loans	49,664	9%	-	0%	21,243	5%	15,333	8%	-	86,240	8%
Deferred loan/lease origination costs, net of fees	30	0%	2,342	3%	(628)	0%	6	0%	-	1,750	0%
	$518,168	100%	$85,352	100%	$367,780	100%	$203,397	100%	$(2,158)	$1,172,539	100%

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

Commercial and Industrial Lending

As noted above, the subsidiary banks are active commercial and industrial lenders.  The current areas of emphasis include loans to small and mid-sized businesses with a wide range of operations such as wholesalers, manufacturers, building contractors, business services companies, other banks, and retailers.  The banks provide a wide range of business loans, including lines of credit for working capital and operational purposes, and term loans for the acquisition of facilities, equipment and other purposes.  Since 2010, the subsidiary banks have been active in participating in lending programs offered by the Small Business Administration (“SBA”) and the United States Department of Agriculture (“USDA”).  Under these programs, the government entities will generally provide a guarantee of repayment ranging from 50% to 85% of the principal amount of the qualifying loan.

Loan approval is generally based on the following factors:

•	Ability and stability of current management of the borrower;
•	Stable earnings with positive financial trends;
•	Sufficient cash flow to support debt repayment;
•	Earnings projections based on reasonable assumptions;
•	Financial strength of the industry and business; and
•	Value and marketability of collateral.

For commercial and industrial loans, the Company assigns internal risk ratings which are largely dependent upon the aforementioned approval factors.  The risk rating is reviewed annually or on an as needed basis depending on the specific circumstances of the loan.  See Financial Statement Note 1 for additional information, including the internal risk rating scale.

As part of the underwriting process, management reviews current borrower financial statements.  When appropriate, certain commercial and industrial loans may contain covenants requiring maintenance of financial performance ratios such as, but not limited to:

•	Minimum debt service coverage ratio;
•	Minimum current ratio;
•	Maximum debt to tangible net worth ratio; and/or
•	Minimum tangible net worth

Establishment of these financial performance ratios depends on a number of factors, including risk rating and the specific industry.

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

Approved Collateral Type	Maximum Advance %

Financial Instruments
U.S. Government Securities	90% of market value
Securities of Federal Agencies	90% of market value
Municipal Bonds rated by Moody’s
As “A” or better	80% of market value
Listed Stocks	75% of market value
Mutual Funds	75% of market value
Cash Value Life Insurance	95%, less policy loans
Savings/Time Deposits (Bank)	100% of current value

General Business
Accounts Receivable	80% of eligible A/R
Inventory	50% of value
Fixed Assets (Existing)	50% of net book value, or
75% of orderly liquidation appraised value
Fixed Assets (New)	80% of cost
Leasehold Improvements	0%

Generally, if the above collateral is part of a cross-collateralization with other approved assets, then the maximum advance percentage may be higher.

The lending policy specifies maximum term limits for commercial and industrial loans.  For term loans, the maximum term is generally 7 years.  Generally, term loans range from 3 to 5 years.  For lines of credit, the maximum term is typically 365 days.

In addition, the subsidiary banks often take personal guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.

Commercial Real Estate Lending

The subsidiary banks also make commercial real estate loans.  Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those standards and processes specific to real estate loans.  Collateral for these loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower.  The lending policy specifies maximum loan-to-value limits based on the category of commercial real estate (commercial real estate loans on improved property, raw land, land development, and commercial construction).  These limits are the same limits or, in some situations, more conservative limits than those established by regulatory authorities.  Following is a listing of these limits as well as some of the other guidelines included in the lending policy for the major categories of commercial real estate loans:

Commercial Real Estate Loan Types	Maximum Advance Rate **	Maximum Term

Commercial Real Estate Loans on Improved Property *	80%	7 years
Raw Land	Lesser of 90% of project cost, or 65% of "as is" appraised value	12 months
Land Development	Lesser of 90% of project cost, or 75% of appraised value	24 months
Commerical Construction Loans	Lesser of 90% of project cost, or 80% of appraised value	365 days

* Generally, the debt service coverage ratio must be a minimum of 1.15x for non-owner occupied loans and 1.00x for owner-occupied loans.  For loans greater than $500 thousand, the subsidiary banks sensitivity test this ratio for deteriorated economic conditions, major changes in interest rates, and/or significant increases in vacancy rates.
** These maximum rates are consistent or, in some situations, more conservative than those established by regulatory authorities.

The lending policy also includes guidelines for real estate appraisals and evaluations, including minimum appraisal and evaluation standards based on certain transactions.  In addition, the subsidiary banks often take personal guarantees to help assure repayment.

In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  Owner-occupied loans are generally considered to have less risk.  As of December 31, 2011 and 2010, approximately 29% and 26%, respectively, of the commercial real estate loan portfolio was owner-occupied.

The Company’s lending policy limits non-owner occupied commercial real estate lending to 300% of total risk-based capital, and limits construction, land development, and other land loans to 100% of total risk-based capital.  Exceeding these limits warrants the use of heightened risk management practices in accordance with regulatory guidelines.  As of December 31, 2011, all three subsidiary banks were in compliance with these limits.

Following is a listing of the significant industries within the Company’s commercial real estate loan portfolio as of December 31, 2011 and 2010:

	2011		2010
	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Nonresidential Buildings	$179,511	31%	$154,427	28%
Lessors of Residential Buildings	50,029	9%	52,582	9%
Land Subdivision	33,252	6%	30,572	6%
New Car Dealers	25,223	4%	6,521	1%
Hotels	19,061	3%	16,081	3%
Lessors of Other Real Estate Property	15,830	3%	19,688	4%
New Single Family Construction	10,788	2%	16,053	3%
Other *	244,110	42%	257,793	46%

Total Commercial Real Estate Loans	$577,804	100%	$553,717	100%

*   “Other” consists of all other industries.  None of these had concentrations greater than $12.5 million, or 2.5% of total commercial real estate loans.

Direct Financing Leasing

m2 leases machinery and equipment to commercial and industrial customers under direct financing leases.  All lease requests are subject to the credit requirements and criteria as set forth in the lending/leasing policy.  In all cases, a formal independent credit analysis of the lessee is performed.

The following private and public sector business assets are generally acceptable to consider for lease funding:

•	Computer systems
•	Photocopy systems
•	Fire trucks
•	Specialized road maintenance equipment
•	Medical equipment
•	Commercial business furnishings
•	Vehicles classified as heavy equipment
•	Aircraft
•	Equipment classified as plant or office equipment
•	Marine boat lifts

m2 will generally refrain from funding leases of the following type:

•	Leases collateralized by non-marketable items
•	Leases collateralized by consumer items, such as vehicles, household goods, recreational vehicles, boats, etc.
•	Leases collateralized by used equipment, unless its remaining useful life can be readily determined
•	Leases with a repayment schedule exceeding 7 years

Residential Real Estate Lending

Generally, the subsidiary banks’ residential real estate loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell loans in the secondary market.  The subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that adjust in one to five years, and then retain these loans in their portfolios.  During 2011, the subsidiary banks originated and held a limited amount of 15-year fixed rate residential real estate loans that met certain credit guidelines.  Servicing rights are not presently retained on the loans sold in the secondary market.  The lending policy establishes minimum appraisal and other credit guidelines.

As mentioned above, the subsidiary banks sell the majority of their residential real estate loans in the secondary market.  The following table presents the originations and sales of residential real estate loans for the Company.

	For the year ended December 31,
	2011	2010	2009

	(dollars in thousands)

Originations of residential real estate loans	$117,914	$164,572	$157,180
Sales of residential real estate loans	$83,926	$134,304	$141,619
Percentage of sales to originations	71%	82%	90%

Installment and Other Consumer Lending

The consumer lending department of each bank provides many types of consumer loans, including motor vehicle, home improvement, home equity, signature loans and small personal credit lines.  The lending policy addresses specific credit guidelines by consumer loan type.  In particular, for home equity loans and home equity lines of credit, the minimum credit bureau score is 680.  For both home equity loans and lines of credit, the maximum advance rate is 90% of value with a minimum credit bureau score of 720, and the maximum advance rate is 80% of value with a credit bureau score of 680 to 719.  The maximum term on home equity loans is 10 years and maximum amortization is 15 years.  The maximum term on home equity lines of credit is 5 years.

*****

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

See Appendix B for tables and schedules that show selected comparative statistical information relating to the business of the Company required to be presented pursuant to federal securities laws.  Consistent with the information presented in Form 10-K, results are presented for the fiscal years ended December 31, 2011, 2010, 2009, 2008, and 2007 and have been reclassified, as appropriate, for discontinued operations during the years ended December 31, 2008 and 2007.

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

Reflecting concern about the stability of the financial markets in general and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, erosion of consumer confidence, increased market volatility and widespread reduction of business activity in general.  The resulting economic pressure on consumers and erosion of confidence in the financial markets has already adversely affected our industry and may adversely affect our business, financial condition and results of operations.  Although we believe that these difficult conditions in the financial markets have recently improved, a worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and other financial institutions.  In particular, we may face the following risks in connection with these events:

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

•
We expect to face increased capital requirements, both at the Company level and at each of the subsidiary banks.  In this regard, the Collins Amendment to the Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies.  Furthermore, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, recently announced an agreement to a strengthened set of capital requirements for internationally active banking organizations, known as Basel III.  We expect U.S. banking authorities to follow the lead of Basel III and require all U.S. banking organizations to maintain significantly higher levels of capital, which may limit our ability to pursue business opportunities and adversely affect our results of operations and growth prospects.

•
We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the Deposit Insurance Fund, or DIF, and reduced the ratio of reserves to insured deposits.  Furthermore, the Dodd-Frank Act requires the FDIC to increase the DIF’s reserves against future losses, which will necessitate increased assessments on depository institutions.  Although the precise impact on us will not be clear until implementing rules are issued, any future increases in assessments applicable to us will decrease our earnings and could have a material adverse effect on the value of, or market for, our common stock.

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

The majority of our subsidiary banks’ loan portfolios are invested in commercial and industrial and commercial real estate loans, and we focus on lending to small to medium-sized businesses.  The size of the loans we can offer to commercial customers is less than the size of the loans that our competitors with larger lending limits can offer.  This may limit our ability to establish relationships with the area’s largest businesses.  Smaller companies tend to be at a competitive disadvantage and generally have limited operating histories, less sophisticated internal record keeping and financial planning capabilities and fewer financial resources than larger companies. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger, more established businesses.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis.  In addition to commercial and commercial real estate loans, our subsidiary banks are also active in residential mortgage and consumer lending.  Should the economic climate fail to improve or worsen, our borrowers may experience financial difficulties, and the level of non-performing loans, charge-offs and delinquencies could rise, which could negatively impact our business through increased provision for loan/lease losses, reduced interest income on loans/leases, and increased expenses incurred to carry and resolve problem loans/leases.

Commercial and industrial loans make up a large portion of our loan/lease portfolio.

Commercial and industrial loans were $350.8 million, or approximately 29% of our total loan/lease portfolio, as of December 31, 2011.  Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral is accounts receivable, inventory, equipment and real estate.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists.  Whenever possible, we require a personal guarantee on commercial loans.  As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  The collateral securing these loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business.  In addition, if the United States economy experiences a prolonged recovery period, it could harm or continue to harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.

Our loan/lease portfolio has a significant concentration of commercial real estate loans, which involve risks specific to real estate values.

Commercial real estate lending comprises a significant portion of our lending business.  Specifically, commercial real estate loans were $577.8 million, or approximately 48% of our total loan/lease portfolio, as of December 31, 2011.  Of this amount, $167.8 million, or approximately 29%, is owner-occupied.  The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located and in the past several years our market areas have experienced a general weakening in real estate valuations.  Continued adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio.  Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

The problems that have occurred in the residential real estate and mortgage markets throughout much of the United States also affected the commercial real estate market.  In our market areas, we have generally experienced a downturn in credit performance by our commercial real estate loan customers, and in light of the uncertainty that exists in the economy and credit markets, there can be no guarantee that we will not experience further deterioration in the performance of commercial real estate and other real estate loans in the future.  In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results, financial condition and/or capital.

Our allowance for loan/lease losses may prove to be insufficient to absorb potential losses in our loan/lease portfolio.

We establish our allowance for loan/lease losses in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio.  The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates.  At December 31, 2011, our allowance for loan/lease losses as a percentage of total gross loans/leases was 1.56% and as a percentage of total nonperforming loans/leases was approximately 59%.  In addition, we had net charge-offs as a percentage of gross average loans/leases of 0.70% for the year ended December 31, 2011.  Because of the concentration of commercial and industrial and commercial real estate loans in our loan portfolio, which tend to be larger in amount than residential real estate loans, the movement of a small number of loans to nonperforming status can have a significant impact on this ratio.  Although management believes that the allowance for loan/lease losses as of December 31, 2011 was adequate to absorb losses on any existing loans/leases that may become uncollectible, in light of the current economic environment, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance for loan/lease losses will prove sufficient to cover actual loan/lease losses in the future, particularly if economic conditions worsen beyond what management currently expects.  Additional provisions to the allowance for loan/lease losses and loan/lease losses in excess of our allowance for loan/lease losses may adversely affect our business, financial condition and results of operations.

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

The Company and each of its banking subsidiaries are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations and, due to the recent financial crisis, we expect that the capital requirements imposed by the regulators will increase in the future.  Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. Our failure to meet these capital and other regulatory requirements could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition.

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

As of December 31, 2011, we had $36.1 million of junior subordinated debentures held by four business trusts that we control.  Interest payments on the debentures, which totaled $1.2 million for 2011, must be paid before we pay dividends on our capital stock, including our common stock.  We have the right to defer interest payments on the debentures for up to 20 consecutive quarters.  However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.

As of December 31, 2011, the Company had 25,000 shares of non-cumulative convertible perpetual preferred stock issued and outstanding.  Although these non-cumulative preferred shares will accrue no dividends, dividends will be payable on the preferred shares if declared, and no dividends may be declared on the Company’s common stock unless and until dividends have been declared on the outstanding shares.  Deferral, of either interest payments on the debentures or preferred dividends on the preferred shares, could cause a subsequent decline in the market price of our common stock because the Company would not be able to pay dividends on its common stock.

In addition, on September 15, 2011, we issued 40,090 shares of senior non-cumulative perpetual preferred stock to Treasury as part of the Small Business Lending Fund Program.  The terms of the senior preferred stock impose limits on our ability to pay dividends on and repurchase shares of our common stock and other securities.  In general, we may declare and pay dividends on our common stock or any other stock junior to the senior preferred stock, or repurchase shares of any such stock, only if after payment of such dividends or repurchase of such shares, our Tier 1 Capital would be at least 90% of our consolidated Tier 1 Capital on the date of issuance of the senior preferred stock.  If we fail to declare and pay dividends on the senior preferred stock in a given quarter, then during such quarter and for the next three quarters following such missed dividend payment we may not pay dividends on or repurchase any common stock or any other securities that are junior to (or in parity with) the senior preferred stock, except that dividends may be paid on parity stock to the extent necessary to avoid any material breach of a covenant by which our company is bound.  Although we expect to be able to pay all required dividends on the senior preferred stock (and to continue to pay dividends on common stock at current levels), there is no guarantee that we will be able to do so.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

The market value of investments in our securities portfolio has become increasingly volatile over the past year, and as of December 31, 2011, we had gross unrealized losses of $114 thousand in our investment portfolio (more than offset by gross unrealized gains of $7.8 million). The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities.  On a quarterly basis, we formally evaluate investments and other assets for impairment indicators.  We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary.  If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

The soundness of other financial institutions could negatively affect us.

Our ability to engage in routine funding and other transactions could be negatively affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.  We could experience increases in deposits and assets as a result of the difficulties or failures of other banks, which would increase the capital we need to support our growth.

Legislative and regulatory reforms applicable to the financial services industry may, if enacted or adopted, have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act, together with the regulations to be developed thereunder, included provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums.  The legislation also called for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.  The Dodd-Frank Act also authorized the Federal Reserve to limit interchange fees payable on debit card transactions, established the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contained provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties.  The Dodd-Frank Act also included provisions that affect corporate governance and executive compensation at all publicly-traded companies and allowed financial institutions to pay interest on business checking accounts.

The Collins Amendment to the Dodd-Frank Act, among other things, eliminated certain trust preferred securities from Tier 1 capital, but certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or less will continue to be includible in Tier 1 capital.  This provision also required the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies.

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

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which is a strengthened set of capital requirements for banking organizations in the United States and around the world.  Basel III is currently supported by the U.S. federal banking agencies.  As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019.  However, the ultimate timing and scope of any U.S. implementation of Basel III remains uncertain.  As agreed to, Basel III would require, among other things: (i) an increase in the minimum required common equity to 7% of total assets; (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 8.5% of total assets; and (iii) an increase in the minimum required amount of total capital, from the current level of 8% to 10.5%.  Each of these increased requirements includes 2.5% attributable to a capital conservation buffer to position banking organizations to absorb losses during periods of financial and economic stress.  Basel III also calls for certain items that are currently included in regulatory capital to be deducted from common equity and Tier 1 capital.  The Basel III agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013.  At that time, the U.S. federal banking agencies will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards.  Basel III changes, as implemented in the United States, will likely result in generally higher regulatory capital standards for all banking organizations.

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

The downgrade of the U.S. credit rating and Europe’s debt crisis could have a material adverse effect on our business, financial condition and liquidity.

Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011.  A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations.  Many of our investment securities are issued by U.S. government sponsored entities.

In addition, the possibility that certain European Union (“EU”) member states will default on their debt obligations have negatively impacted economic conditions and global markets.  The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets.  The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments.

There are no unresolved staff comments.

Item 2.       Properties

The following table is a listing of the Company’s operating facilities for its subsidiary banks:

Facility Address	Facility Square Footage	Facility Owned or Leased

Quad City Bank & Trust

2118 Middle Road in Bettendorf, IA	6,700	Owned
4500 Brady Street in Davenport, IA	36,000	Owned
3551 7th Street in Moline, IL	30,000	Owned	*
5405 Utica Ridge Road in Davenport, IA	7,400	Leased
1700 Division Street in Davenport, IA	12,000	Owned

Cedar Rapids Bank & Trust

500 1st Avenue NE, Suite 100 in Cedar Rapids, IA	36,000	Owned
5400 Council Street in Cedar Rapids, IA	5,900	Owned

Rockford Bank & Trust

127 North Wyman Street in Rockford, IL	7,800	Leased
4571 Guilford Road in Rockford, IL	20,000	Owned

* The building is owned by VPHC, in which the Company has a 91% interest.

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

Item 4.     Mine Safety Disclosures

Not applicable.

Part II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  The common stock, par value $1.00 per share, of the Company is listed on The NASDAQ Global Market under the symbol “QCRH”.  The stock began trading on NASDAQ on October 6, 1993.  The Company transferred its listing from the NASDAQ Capital Market to the NASDAQ Global Market on March 1, 2010.  As of December 31, 2011, there were 4,758,189 shares of common stock outstanding held by approximately 2,600 holders of record.  The following table sets forth the high and low sales prices of the common stock, as reported by NASDAQ for the periods indicated.

	2011 Sales Price		2010 Sales Price		2009 Sales Price
	High	Low	High	Low	High	Low

First quarter	$8.670	$7.220	$10.000	$7.650	$11.930	$7.120
Second quarter	9.470	7.290	14.400	8.730	11.000	7.760
Third quarter	9.928	8.701	10.970	8.930	10.980	9.470
Fourth quarter	9.234	8.420	9.520	6.745	10.490	7.060

Dividends on Common Stock.  On May 4, 2011, the Company declared a cash dividend of $0.04 per share, or $183 thousand, which was paid on July 7, 2011, to stockholders of record as of June 23, 2011.  On November 3, 2011, the Company declared a cash dividend of $0.04 per share, or $183 thousand, which was paid on January 6, 2012, to stockholders of record as of December 26, 2011.  In the future, it is the Company’s intention to continue to consider the payment of dividends on a semi-annual basis.  The Company anticipates an ongoing need to retain much of its operating income to help provide the capital to redeem the Series F Preferred Stock (see Financial Statement Note 11 for detailed discussion of preferred stock) in the short-term and for continued growth in the long-term, but believes that operating results have reached a level that can sustain dividends to stockholders as well.

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

The Company also has certain contractual restrictions on its ability to pay dividends.  The Company has issued junior subordinated debentures in four private placements.  Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock.  Additionally, the Company has issued shares of non-cumulative perpetual preferred stock and under the terms of this preferred stock, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock.  See Financial Statement Note 11 for additional detail on preferred stock.  None of these circumstances existed through the date of filing of this Form 10-K filed with the U.S. Securities and Exchange Commission.

Purchase of Equity Securities by the Company.  There were no purchases of common stock by the Company for the years ended December 31, 2011, 2010, and 2009.

Stockholder Return Performance Graph.  The following graph indicates, for the period commencing December 31, 2006 and ending December 31, 2011, a comparison of cumulative total returns for the Company, the NASDAQ Composite Index and the SNL Bank NASDAQ Index prepared by SNL Securities, Charlottesville, Virginia.  The graph was prepared at the Company’s request by SNL Securities.  The information assumes that $100 was invested at the closing price in December 31, 2006 in the common stock of the Company and each index, and that all dividends were reinvested.

Item 6.     Selected Financial Data

The following “Selected Financial Data” of the Company is derived in part from, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto.  See Item 8 “Financial Statements.”  Results for past periods are not necessarily indicative of results to be expected for any future period.

	Years Ended December 31,
	2011	2010	2009		2008	2007
STATEMENT OF INCOME DATA

Continuing Operations:
Interest income	$77,723	$80,097	$85,611		$85,147	$82,491
Interest expense	23,578	30,233	34,949		40,524	48,139
Net interest income	54,145	49,864	50,662		44,623	34,352
Provision for loan/lease losses	6,616	7,464	16,976		9,222	2,336
Non-interest income	17,462	15,406	15,547		13,931	13,499
Non-interest expense	50,993	48,549	46,937		42,334	35,734
Income tax expense	3,868	2,449	247		1,735	2,893
Income from continuing operations	10,130	6,808	2,049		5,263	6,888

Discontinued Operations:
Income (loss) from discontinued operations, before taxes	-	-	-		2,580	(1,221)
Income tax expense (benefit)	-	-	-		846	(498)
Income (loss) from discontinued operations	-	-	-		1,734	(723)

Net income	10,130	6,808	2,049		6,997	6,165
Less: net income attributable to noncontrolling interests	438	221	277		288	388
Net income attributable to QCR Holdings, Inc.	9,692	6,587	1,772		6,709	5,777
Less: preferred stock dividends and discount accretion	5,284	4,128	3,844		1,785	1,072
Net income (loss) attributable to QCR Holdings, Inc. common stockholders	4,408	2,459	(2,072)		4,924	4,705

PER COMMON SHARE DATA

Income (loss) from continuing operations - BASIC (1)	$0.93	$0.54	$(0.46)		$0.69	$1.19
Income (loss) from discontinued operations - BASIC (1)	-	-	-		0.38	(0.16)
Net income (loss) - BASIC (1)	0.93	0.54	(0.46)		1.07	1.03
Income (loss) from continuing operations - DILUTED (1)	0.92	0.53	(0.46)		0.69	1.18
Income (loss) from discontinued operations - DILUTED (1)	-	-	-		0.37	(0.16)
Net income (loss) - DILUTED (1)	0.92	0.53	(0.46)		1.06	1.02
Cash dividends declared	0.08	0.08	0.08		0.08	0.08
Dividend payout ratio	8.60%	14.81%	(17.39	) %	7.48%	7.77%

BALANCE SHEET DATA

Total assets	$1,966,610	$1,836,635	$1,779,646		$1,605,629	$1,476,564
Securities	565,229	424,847	370,520		256,076	220,557
Total loans/leases	1,200,745	1,172,539	1,244,320		1,214,690	1,056,988
Allowance for estimated losses on loans/leases	18,789	20,365	22,505		17,809	11,315
Deposits	1,205,458	1,114,816	1,089,323		1,058,959	884,005
Borrowings	590,603	566,060	542,895		431,820	435,786
Stockholders' equity:
Preferred	63,386	62,214	58,578		20,158	20,158
Common	81,047	70,357	67,017		72,337	67,629

KEY RATIOS

Return on average assets (2)	0.51%	0.36%	0.10%		0.43%	0.43%
Return on average common stockholders' equity (3)	5.82	3.58	(2.97)		7.07	7.40
Return on average total stockholder's equity (2)	7.09	5.03	1.43		7.47	7.55
Net interest margin, tax equivalent yield (4)	3.08	2.92	3.14		3.27	2.86
Efficiency ratio (5)	71.21	74.38	70.89		72.30	74.68
Loans to deposits	99.61	105.18	114.23		114.71	119.57
Nonperforming assets to total assets	2.06	2.73	2.27		1.58	0.51
Allowance for estimated losses on loans/leases to total loans/leases	1.56	1.74	1.81		1.47	1.07
Net charge-offs to average loans/leases	0.70	0.79	1.00		0.24	0.16
Average total stockholders' equity to average total assets	7.17	7.13	7.18		5.78	5.66

(1)  Income (loss) amounts are attributable to QCR Holdings, Inc.
(2)  Numerator is net income attributable to QCR Holdings, Inc.
(3)  Numerator is net income (loss) available to QCR Holdings, Inc. common stockholders
(4)  Interest earned and yields on nontaxable investments are determined on a tax equivalent basis using a 34% tax rate
(5)  Non-interest expenses divided by the sum of net interest income before provision for loan/lease losses and non-interest income

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the years ending December 31, 2011, 2010, and 2009, and our financial condition at December 31, 2011 and 2010.  This discussion should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

OVERVIEW

The Company was formed in February 1993 for the purpose of organizing QCBT. Over the past nineteen years, the Company has grown to include two additional banking subsidiaries and a number of nonbanking subsidiaries.  As of December 31, 2011, the Company had $1.97 billion in consolidated assets, including $1.20 billion in total loans/leases and $1.21 billion in deposits.

The Company recognized net income of $10.1 million for the year ended December 31, 2011, and net income attributable to QCR Holdings, Inc. of $9.7 million, which excludes the net income attributable to noncontrolling interests of $438 thousand.  After preferred stock dividends and discount accretion of $5.3 million, the Company reported net income available to common stockholders of $4.4 million, or diluted earnings per share of $0.92.  The $5.3 million of preferred stock dividends and discount accretion included $1.2 million of accelerated discount accretion on the repurchased Treasury Capital Purchase Program (“TCPP”) preferred shares.  Excluding the impact of the accelerated accretion, the Company’s diluted earnings per share for 2011 would have been $1.18.  For the same period in 2010, the Company recognized net income of $6.8 million, and net income attributable to QCR Holdings, Inc. of $6.6 million, which excludes the net income attributable to noncontrolling interests of $221 thousand.  After preferred stock dividends and discount accretion of $4.1 million, the Company reported net income available to common stockholders of $2.5 million, or diluted earnings per share of $0.53.  By comparison, for 2009, the Company recognized net income of $2.0 million, and net income attributable to QCR Holdings, Inc. of $1.8 million, which excludes the net income attributable to noncontrolling interests of $277 thousand.  After preferred stock dividends of $3.8 million, the Company reported a net loss available to common stockholders of $2.1 million, or diluted loss per share of $0.46.

Following is a table that represents the various net income (loss) measurements for the years ended December 31, 2011, 2010, and 2009.

	Year Ended December 31,
	2011		2010	2009

Net income	$10,129,869		$6,807,726	$2,048,831
Less: Net income attributable to noncontrolling interests	438,221		221,047	276,923
Net income attributable to QCR Holdings, Inc.	$9,691,648		$6,586,679	$1,771,908

Less: Preferred stock dividends and discount accretion	5,283,885	*	4,128,104	3,843,924
Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$4,407,763		$2,458,575	$(2,072,016)

Diluted earnings (loss) per common share	$0.92		$0.53	$(0.46)

Weighted average common and common equivalent shares outstanding	4,789,026		4,618,242	4,540,792 **

*Includes $1.2 million of accelerated accretion of discount on the TCPP preferred shares repurchased during the third quarter of 2011.  See Financial Statement Note 11 for detailed discussion of preferred stock.
**In accordance with U.S. GAAP, the common equivalent shares are not considered in the calculation of diluted earnings per share as the numerator is a net loss.

Following is a table that represents the major income and expense categories.

	Year Ended December 31,
	2011	2010	2009

Net interest income	$54,144,856	$49,863,768	$50,661,667
Provision for loan/lease losses	(6,616,014)	(7,463,618)	(16,975,517)
Noninterest income	17,461,878	15,405,888	15,547,047
Noninterest expense	(50,992,652)	(48,549,063)	(46,937,026)
Federal and state income tax	(3,868,199)	(2,449,249)	(247,340)
Net income	$10,129,869	$6,807,726	$2,048,831

Net interest income, on a tax equivalent basis, grew $4.3 million, or 9% in 2011 compared to 2010.  Declines in interest income were more than offset by significant declines in interest expense.  For 2011, average earning assets increased by $53.0 million, or 3%, and average interest-bearing liabilities declined by $25.3 million, or 2%, when compared with average balances for 2010.  Offsetting this decline and primarily funding the growth in average earning assets, noninterest-bearing deposits grew $84.5 million, or 36%.  A comparison of yields, spreads and margins from 2011 to 2010 shows the following (on a tax equivalent basis):

•	The average yield on interest-earning assets decreased 27 basis points from 4.68% to 4.41%.
•	The average cost of interest-bearing liabilities decreased 43 basis points from 2.08% to 1.65%.
•	The net interest spread improved 16 basis points from 2.60% to 2.76%.
•	The net interest margin improved 16 basis points from 2.92% to 3.08%.

Net interest income, on a tax equivalent basis, declined slightly in 2010 compared to 2009.  Specifically, on a tax equivalent basis, net interest income totaled $50.3 million for 2010 compared to $51.1 million for 2009.  Excluding the one-time positive adjustment to interest income in 2009, declines in interest income were effectively offset by declines in interest expense.  For 2010, average earning assets increased by $94.9 million, or 6%, and average interest-bearing liabilities increased by $46.9 million, or 3%, when compared with average balances for 2009.  A comparison of yields, spreads and margins from 2010 to 2009 shows the following (on a tax equivalent basis):

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

For example, the Company’s largest subsidiary bank, QCBT, executed a balance sheet restructuring during the first quarter of 2011.   Specifically, the bank utilized excess liquidity and prepaid $15.0 million of FHLB advances with a weighted average interest rate of 4.87% and a weighted average maturity of May 2012.  The fees for prepayment totaled $832 thousand.  The Company sold $37.4 million of government sponsored agency securities and recognized pre-tax gains of $880 thousand which more than offset the prepayment fees.  The proceeds from the sales of the government sponsored agency securities were reinvested into government guaranteed residential mortgage-backed securities with reduced risk-weighting for regulatory capital purposes and yields that were comparable to the sold securities.  The resulting impacts were significant and included:

•	Significantly reduced interest expense and improved net interest margin
•	Stronger regulatory capital
•	Reduced reliance on wholesale funding

Separately, during the first quarter of 2011, QCBT modified $20.4 million of fixed rate FHLB advances with a weighted average interest rate of 4.33% and a weighted average maturity of October 2013 into new fixed rate advances with a weighted average interest rate of 3.35% and a weighted average maturity of February 2014.

Additionally, during the fourth quarter of 2011, the Company’s newest subsidiary bank, RB&T, modified $13.0 million of fixed rate FHLB advances with a weighted average interest rate of 3.37% and a weighted average maturity of March 2013 into new fixed rate FHLB advances with a weighted average interest rate of 2.29% and a weighted average maturity of February 2016.

These modifications reduce interest expense and improve net interest margin, and minimize the exposure to rising rates through the duration extension of fixed rate liabilities.

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	Years Ended December 31,
	2011			2010			2009
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earnings assets:
Federal funds sold	$49,510	$92	0.19%	$63,430	$174	0.27%	$45,850	$134	0.29%
Interest-bearing deposits at financial institutions	29,691	405	1.36	31,002	411	1.33	31,090	313	1.01
Investment securities (1)	501,470	12,344	2.46	400,224	11,457	2.86	312,043	12,180	3.90
Restricted investment securities	15,573	558	3.58	16,750	497	2.97	14,595	303	2.08
Gross loans/leases receivable (2) (3) (4)	1,177,705	64,808	5.50	1,209,587	67,999	5.62	1,222,493	73,145	5.98
Total interest earning assets	$1,773,949	78,207	4.41	$1,720,993	80,538	4.68	$1,626,071	86,075	5.29

Noninterest-earning assets:
Cash and due from banks	$48,797			$34,559			$30,521
Premises and equipment, net	30,848			31,557			30,868
Less allowance for estimated losses on loans/leases	(19,902)			(21,678)			(21,831)
Other	73,346			73,887			59,018

Total assets	$1,907,038			$1,839,318			$1,724,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$492,080	3,865	0.79%	$388,207	3,674	0.95%	$366,687	3,834	1.05%
Savings deposits	38,260	62	0.16	37,495	97	0.26	48,596	323	0.66
Time deposits	363,337	5,012	1.38	465,160	8,911	1.92	511,359	14,217	2.78
Short-term borrowings	144,267	290	0.20	142,197	628	0.44	113,614	712	0.63
Federal Home Loan Bank advances	211,361	7,972	3.77	233,384	9,247	3.96	212,494	9,082	4.27
Junior subordinated debentures	36,085	1,228	3.40	36,085	1,945	5.39	36,085	2,016	5.59
Other borrowings (4)	142,281	5,149	3.62	150,430	5,732	3.81	117,271	4,765	4.06

Total interest-bearing liabilities	$1,427,670	23,578	1.65	$1,452,958	30,234	2.08	$1,406,106	34,949	2.49

Noninterest-bearing demand deposits	$316,110			$231,604			$171,968
Other noninterest-bearing liabilities	26,558			23,690			22,759
Total liabilities	$1,770,338			$1,708,252			$1,600,833

Stockholders' equity	136,700			131,066			123,814

Total liabilities and stockholders' equity	$1,907,038			$1,839,318			$1,724,647

Net interest income		$54,629			$50,304			$51,126

Net interest spread			2.76%			2.60%			2.80%

Net interest margin			3.08%			2.92%			3.14%

Ratio of average interest earning assets to average interest-bearing liabilities	124.25%			118.45%			115.64%

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
(4) In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of government-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the years ended December 31, 2011 and 2010, this totaled $2.5 million and $9.6 million, respectively. During the second quarter of 2011, SBA removed the recourse provision for sales which allowed for sale accounting treatment at the time of sale; thus, the decline in average balance.

     For the years ended December 31, 2011, 2010 and 2009

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Year	Rate	Volume
	2011 vs. 2010
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(82)	$(49)	$(33)
Interest-bearing deposits at other financial institutions	(6)	12	(18)
Investment securities (2)	887	(1,750)	2,637
Restricted investment securities	61	98	(37)
Gross loans/leases receivable (3) (4) (5)	(3,191)	(1,420)	(1,771)

Total change in interest income	$(2,331)	$(3,109)	$778

INTEREST EXPENSE
Interest-bearing demand deposits	$191	$(690)	$881
Savings deposits	(35)	(37)	2
Time deposits	(3,899)	(2,188)	(1,711)
Short-term borrowings	(338)	(347)	9
Federal Home Loan Bank advances	(1,275)	(430)	(845)
Junior subordinated debentures	(717)	(717)	-
Other borrowings (5)	(583)	(281)	(302)

Total change in interest expense	$(6,656)	$(4,690)	$(1,966)

Total change in net interest income	$4,325	$1,581	$2,744

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Year	Rate	Volume
	2010 vs. 2009
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$40	$(8)	$48
Interest-bearing deposits at other financial institutions	98	99	(1)
Investment securities (2)	(723)	(3,693)	2,970
Restricted investment securities	194	144	50
Gross loans/leases receivable (3) (4)	(5,146)	(4,381)	(765)

Total change in interest income	$(5,537)	$(7,839)	$2,302

INTEREST EXPENSE
Interest-bearing demand deposits	$(160)	$(377)	$217
Savings deposits	(226)	(164)	(62)
Time deposits	(5,306)	(4,112)	(1,194)
Short-term borrowings	(84)	(239)	155
Federal Home Loan Bank advances	165	(691)	856
Junior subordinated debentures	(71)	(71)	-
Other borrowings	967	(311)	1,278

Total change in interest expense	$(4,715)	$(5,965)	$1,250

Total change in net interest income	$(822)	$(1,874)	$1,052

(1)  The column "Inc/(Dec) from Prior Year" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates.  The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.
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
(5)  In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of government-guaranteed portions of loans during the recourse period, as secured borrowings.  As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings.  For the years ended December 31, 2011 and 2010, this totaled $2.5 million and $9.6 million, respectively.  During the second quarter of 2011, SBA removed the recourse provision for sales which allowed sale accounting treatment at the time of the sale; thus, the decline in average balance.

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

The Company’s operating results are also affected by economic and competitive conditions, particularly changes in interest rates, income tax rates, government policies and actions of regulatory authorities.

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan/lease losses (also referred to as “allowance for estimated losses on loans/leases”).  The Company’s allowance for loan/lease losses methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan/lease loss that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, governmental guarantees, payment status, changes in nonperforming loans/leases, and other factors.  Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the economic health of certain industries.  Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan/lease portfolio, it enhances its methodology accordingly.  Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for loan/lease losses if its assessment of the above factors were different.  The discussion regarding the Company’s allowance for loan/lease losses should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere in this Form 10-K, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition – Allowance for Estimated Losses on Loans/Leases.”  Although management believes the level of the allowance as of December 31, 2011 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, and 2009

OVERVIEW.  Net income attributable to QCR Holdings, Inc. for 2011 was $9.7 million, or diluted earnings per share of $0.92 after preferred stock dividends and discount accretion of $5.3 million, compared to $6.6 million, or diluted earnings per share of $0.53 after preferred stock dividends of $4.1 million, for 2010.  The $5.3 million of preferred stock dividends and discount accretion included $1.2 million of accelerated discount accretion on the repurchased TCPP preferred shares.  Excluding the impact of the accelerated accretion, the Company’s diluted earnings per share for 2011 would have been $1.18.  Net interest income grew $4.3 million, or 9%, year-over-year.  The Company’s noninterest income increased $2.1 million, or 13%, during 2011.  As part of the balance sheet restructuring at QCBT and as a result of favorable market conditions, the Company sold $54.3 million of securities at pre-tax gains totaling $1.5 million.  The remaining increase consisted of modest growth across the majority of the Company’s major noninterest income sources.  Noninterest expense increased $2.4 million, or 5%, during 2011.  The large majority of this increase was salaries and employee benefits as the Company resumed customary annual salary and benefits increases for the majority of the employee base, increased health insurance costs, and increased incentive compensation based on improved financial performance.  Lastly, the Company’s provision for loan/lease losses declined $848 thousand, or 11%, during 2011.

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

INTEREST INCOME.  Interest income declined $2.4 million, or 3%, primarily as a result of the continued shift in interest-earning asset mix and the extended historical low interest rate environment.  The Company’s average interest-earning assets increased $53.0 million, or 3%, year-over-year.  Most notably, the Company grew its securities portfolio as the average balance of investment securities increased $101.3 million, or 25%.  Partially offsetting this growth, the average balance of loans/leases declined $31.9 million, or 3%, and the average balance of federal funds sold fell $13.9 million, or 22%.  This continued shift in interest-earning asset mix is the result of weak loan demand and the Company’s strategy to invest some of its excess liquidity in government sponsored agency securities and government guaranteed residential mortgage-backed securities.

Interest income decreased $5.5 million, or 6%, from $85.6 million for 2009 to $80.1 million for 2010.  The Company grew its interest-earning assets as the average balance increased $94.9 million, or 6%, year-over-year.  Most notably, the average balance of gross loans/leases declined slightly, while the average balance of investment securities portfolio grew $88.2 million, or 28%.  This shift in interest-earning asset mix was the result of the Company’s strong liquidity position and sources of funding coupled with weak loan/lease demand.  The impact on interest income of the net growth overall was more than offset by the shift in interest-earning asset mix and the historically low interest rate environment.

INTEREST EXPENSE.  Interest expense declined $6.7 million, or 22%, year-over-year.  The Company’s average interest-bearing liabilities decreased $25.3 million, or 2%, from 2010 to 2011.  Also contributing to the decline in interest expense, the Company has been successful in shifting the mix of funding from wholesale borrowings and brokered time deposits to core deposits.   The aforementioned balance sheet strategies executed by QCBT and RB&T were major contributors to the shift in mix and the decline in interest expense.  Lastly, management continues to focus on driving down deposit pricing.  Including non-interest bearing deposits, the average cost of deposits declined 39 basis points from 1.13% for 2010 down to 0.74% for 2011.

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

The Company had an allowance for estimated losses on loans/leases of 1.56% of total gross loans/leases at December 31, 2011, compared to 1.74% of total gross loans/leases at December 31, 2010, and compared to 1.81% of total gross loans/leases at December 31, 2009.

The Company’s provision for loan/lease losses declined $848 thousand, or 11%, from $7.5 million for 2010 to $6.6 million for 2011.  The decline was the result of the following:

•
The Company continued to experience improving loan quality as evidenced by the declining trend in the level of classified and criticized loans (see table and further discussion in the Allowance for Estimated Losses on Loans/Leases section).  This trend translated over to nonperforming loans/leases for the year as the Company’s level of nonperforming loans/leases declined $9.1 million, or 22%.

•
Modest growth in the Company’s loan/lease portfolio.  Specifically, loans/leases grew $28.2 million, or 2%, with a strong portion of the growth in residential real estate loans which have smaller average balances and are historically less risky than the Company’s commercial loan portfolio.

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

•	The Company’s loan/lease portfolio declined $71.8 million, or 6%, in 2010.

NONINTEREST INCOME.  The following tables set forth the various categories of noninterest income for the years ended December 31, 2011, 2010 and 2009.

	Years Ended
	December 31, 2011	December 31, 2010	$ Change	% Change

Trust department fees	$3,368,995	$3,290,844	$78,151	2.4%
Investment advisory and management fees, gross	2,108,918	1,812,903	296,015	16.3
Deposit service fees	3,493,001	3,478,743	14,258	0.4
Gains on sales of loans, net	2,565,043	3,169,514	(604,471)	(19.1)
Securities gains, net	1,472,528	-	1,472,528	100.0
Losses on sales of other real estate owned, net	(374,910)	(835,163)	460,253	(55.1)
Earnings on bank-owned life insurance	1,445,891	1,331,085	114,806	8.6
Credit card fees, net of processing costs	500,544	259,590	240,954	92.8
Other	2,881,868	2,898,372	(16,504)	(0.6)
	$17,461,878	$15,405,888	$2,055,990	13.3%

	Years Ended
	December 31, 2010	December 31, 2009	$ Change	% Change

Trust department fees	$3,290,844	$2,883,482	$407,362	14.1%
Investment advisory and management fees, gross	1,812,903	1,507,557	305,346	20.3
Deposit service fees	3,478,743	3,319,967	158,776	4.8
Gains on sales of loans, net	3,169,514	1,677,312	1,492,202	89.0
Securities gains, net	-	1,488,391	(1,488,391)	(100.0)
Gains (losses) on sales of other real estate owned, net	(835,163)	177,736	(1,012,899)	(569.9)
Earnings on bank-owned life insurance	1,331,085	1,243,324	87,761	7.1
Credit card fees, net of processing costs	259,590	930,435	(670,845)	(72.1)
Other	2,898,372	2,318,843	579,529	25.0
	$15,405,888	$15,547,047	$(141,159)	(0.9	) %

Trust department fees continue to be a significant contributor to noninterest income.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services.  Total trust assets under administration were $1.06 billion at December 31, 2011, flat from the level at December 31, 2010 and down from $1.22 billion at December 31, 2009.  The decline in total trust assets during 2010 was planned and consisted of approximately $281 million of assets held in safekeeping by QCBT that were outsourced.  Management determined outsourcing allowed for enhanced service to the clients and increased profitability for the Company.  The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts.  As the markets have experienced volatility with the national economy’s recovery from recession, the Company’s fee income has experienced similar volatility, but has realized net growth year-over-year in fee income for 2010 (14,1%) and 2011 (2.4%).  In recent years, the Company has been successful in expanding its customer base which has helped to offset some of the volatility and contributed to the net growth in fee income.

Over the past year, management has placed a stronger emphasis on growing its investment advisory and management services.  Fee income from investment advisory and management services increased in consecutive years with year-over-year increases of 20.3% and 16.3% for 2010 and 2011, respectively.  Similar to trust department fees, these fees are largely determined based on the value of the investments managed.  And, similar to the trust department, the Company has had some success in expanding its customer base which has helped to offset the market volatility affecting asset values as the national economy continues to slowly recover.

Deposit service fees have increased over the past two years.  The Company has placed an emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits.  With this shift in mix, the Company has increased the number of demand deposit accounts which tend to be lower in interest cost and higher in service fees.  The Company plans to continue this shift in mix and to focus on growing deposit service fees.

Gains on sales of loans, net, experienced major fluctuation over the past two years.  Specifically, gains on sales of loans, net, increased $1.5 million, or 89%, in 2010 over 2009, and subsequently declined $604 thousand, or 19%, in 2011 over 2010.  This consists of sales of residential mortgages and the government guaranteed portions of small business loans.  Following is the breakdown of the gains recognized for these types of sales for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Gains on sales of residential mortgages	$999,162	$1,655,570	$1,582,714
Gains on sales of government guaranteed portions of loans	1,565,881	1,513,944	94,598
	$2,565,043	$3,169,514	$1,677,312

Regarding sales of residential mortgages, after experiencing elevated activity in 2009 and 2010 with reduced interest rates to historically low levels, the Company experienced a decline in activity in 2011.  This is consistent across the industry as the majority of the activity in 2009 and 2010 consisted of residential mortgage refinancing transactions and although the interest rates have remained historically low throughout 2011, the majority of qualified borrowers have already refinanced.  In addition, a sluggish housing market continues to keep new loan origination and sales activity at low levels.  In 2010, the Company elevated its focus on small business lending by taking advantage of programs offered by the SBA and USDA.  In some cases, it is more beneficial for the Company to sell the government guaranteed portion at a premium.  The Company will continue to focus on growing small business lending and selling the government guaranteed portion as it continues to be beneficial.

During 2011, as a result of favorable market conditions, QCBT sold $8.6 million of government agency securities for a pre-tax gain totaling $444 thousand.  The related sales proceeds were reinvested into residential mortgage-backed securities with higher yields and similar credit risk to the sold securities.  Similarly, as a result of favorable market conditions, RB&T sold $8.3 million of government agency securities for a pre-tax gain totaling $149 thousand.  The sales proceeds were utilized to diversify RB&T’s securities portfolio and fund loan growth.  Separately, during the first quarter of 2011, in an effort to offset the $832 thousand of fees for prepaying $15.0 million of FHLB advances, QCBT sold $37.4 million of government agency securities for a pre-tax gain totaling $880 thousand.  See detailed discussion of this restructuring transaction in the Overview section earlier in Management’s Discussion and Analysis. In 2009, the Company identified several U.S. government-sponsored agency securities with favorable market positions which were sold at pre-tax gains totaling $1.5 million.

The Company recognized net losses on sales of other real estate owned during 2011 and 2010.  By comparison, the Company recognized net gains on sales of other real estate owned for 2009.  These amounts tend to fluctuate depending on the individual property being sold.

NONINTEREST EXPENSES.  The following tables set forth the various categories of noninterest expenses for the years ended December 31, 2011, 2010 and 2009.

	Years Ended
	December 31, 2011	December 31, 2010	$ Change	% Change

Salaries and employee benefits	$30,365,020	$27,843,127	$2,521,893	9.1%
Occupancy and equipment expense	5,297,949	5,472,248	(174,299)	(3.2)
Professional and data processing fees	4,461,187	4,524,519	(63,332)	(1.4)
FDIC and other insurance	2,698,282	3,528,267	(829,985)	(23.5)
Loan/lease expense	2,160,674	1,657,552	503,122	30.4
Advertising and marketing	1,288,797	1,053,909	234,888	22.3
Postage and telephone	937,557	1,004,176	(66,619)	(6.6)
Stationery and supplies	516,873	491,252	25,621	5.2
Bank service charges	725,717	420,252	305,465	72.7
Prepayment fees on Federal Home Loan Bank advances	832,099	-	832,099	100.0
Other-than-temporary impairment losses on securities	118,847	113,800	5,047	4.4
Losses on lease residual values	-	617,000	(617,000)	(100.0)
Other	1,589,650	1,822,961	(233,311)	(12.8)
	$50,992,652	$48,549,063	$2,443,589	5.0%

	Years Ended
	December 31, 2010	December 31, 2009	$ Change	% Change

Salaries and employee benefits	$27,843,127	$26,882,185	$960,942	3.6%
Occupancy and equipment expense	5,472,248	5,372,101	100,147	1.9
Professional and data processing fees	4,524,519	4,664,656	(140,137)	(3.0)
FDIC and other insurance	3,528,267	3,626,027	(97,760)	(2.7)
Loan/lease expense	1,657,552	1,997,583	(340,031)	(17.0)
Advertising and marketing	1,053,909	991,243	62,666	6.3
Postage and telephone	1,004,176	1,060,690	(56,514)	(5.3)
Stationery and supplies	491,252	528,959	(37,707)	(7.1)
Bank service charges	420,252	306,473	113,779	37.1
Other-than-temporary impairment losses on securities	113,800	206,369	(92,569)	(44.9)
Losses on lease residual values	617,000	-	617,000	100.0
Other	1,822,961	1,300,740	522,221	40.1
	$48,549,063	$46,937,026	$1,612,037	3.4%

Management has placed strong emphasis on overall cost containment and is committed to improve the Company’s general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, increased 3.6% and 9.1% in 2010 and 2011, respectively.  For 2011, the increase is largely the result of:

•	Customary annual salary and benefits increases for the majority of the Company’s employee base in 2011. For 2010, the Company did not generally increase salaries across the employee base.
•	Continued increase in health insurance-related employee benefits for the majority of the Company’s employee base.
•	Higher accrued incentive compensation based on improved financial performance in 2011.
•	Increase in the Company’s employee base as FTEs increased from 350 at December 31, 2010 to 355 at December 31, 2011.

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

FDIC and other insurance expense experienced a slight decline in 2010, followed by a more significant decline in 2011.  FDIC insurance premiums are calculated using a variety of factors, including, but not limited to, balance sheet levels, funding mix, and regulatory compliance.  The subsidiary banks have been successful in managing these factors and driving down FDIC insurance cost.  In addition, the FDIC modified the calculation for premiums effective during the second quarter of 2011.  The modification was favorable for the Company’s subsidiary banks.

Loan/lease expense fluctuated significantly over the past two years with a 17% decline during 2010, and a 30% increase in 2011.  Generally, loan/lease expense has a direct relationship with the level of nonperforming loans/leases; however, it may deviate as it depends upon the individual nonperforming loans/leases.  Over the past few years, the Company has experienced elevated levels of loan/lease expense.

The Company incurred additional expenses for advertising and marketing during 2011.   Specifically, the subsidiary banks and the leasing company are pursuing opportunities to reach new targeted customers in their respective markets as a result of the continued uncertainty with some of their competition.

Bank service charges, which include costs incurred to provide services to QCBT’s correspondent banking customer portfolio, have increased significantly over the past two years.  The increase is due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio over the past year.

In an effort to utilize some of its excess liquidity and improve net interest margin by eliminating some of its higher cost wholesale funding, QCBT prepaid $15.0 million of FHLB advances during the first quarter of 2011.  As a result, QCBT incurred a prepayment fee totaling $832 thousand.  To offset these fees, QCBT sold $37.4 million of government sponsored agency securities for a pre-tax gain totaling $880 thousand.  See detailed discussion of this restructuring transaction in the Overview section earlier in Management’s Discussion and Analysis.

During the second quarter of 2011, the Company’s evaluation of its securities portfolio for other-than-temporary impairment determined that two privately held equity securities experienced declines in fair value that were other-than-temporary.  As a result, the Company wrote down the value of these securities and recognized losses in the amount of $119 thousand.  Similarly, in the third quarter of 2010, management identified a single issue trust preferred security that experienced a decline in fair value determined to be other-than-temporary.  As a result, the Company wrote down the value of this security and recognized a loss totaling $114 thousand.  The Company does not own any other trust preferred securities.  For 2009, the Company’s periodic evaluation identified 11 publicly-traded equity investment securities owned by the Holding Company that experienced declines in fair value determined to be other-than-temporary.  As a result, the Company wrote down the value of these securities and recognized losses in the amount of $206 thousand.

During the first quarter of 2010, the Company recognized losses in residual values for two direct financing equipment leases.  The sharp declines in value were isolated and attributable to changes in unique market conditions during the quarter related to the specific equipment.  Specifically, one of the affected leases related to auto-industry equipment.  During the first quarter of 2010, several like equipment dealers declared bankruptcy which led to disruption in the specific market.  As a result, pricing for new like equipment declined sharply.  Similarly, for the other affected lease, the underlying equipment was a commercial printer.  The commercial printing industry has experienced some challenges and pricing for this particular equipment experienced sharp declines during the first quarter of 2010.  In both cases, management determined the amount of the loss by comparing the recorded estimated residual value of the affected leases to the estimated value at the end of the lease term, as adjusted for the declined pricing for new like equipment.  And, in both cases, the equipment was sold in the second quarter of 2010 without any further losses realized.  For 2009 and 2011, there were no losses on residual values.  Management continues to perform periodic and specific reviews of its residual values, and has identified modest residual risk remaining in the lease portfolio.

INCOME TAX EXPENSE. The provision for income taxes was $3.9 million for the year ended December 31, 2011, compared to $2.5 million for the year ended December 31, 2010 for an increase of $1.4 million, or 58%.  The increase was the result of significant growth in income before taxes of $4.7 million, or 51%, year-over-year.  Additionally, primarily due to a decline in the proportionate share of tax-exempt income to total income year-over-year, the Company experienced a slight increase in the effective tax rate from 26.5% for 2010 to 27.6% for 2011.

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

FINANCIAL CONDITION

OVERVIEW.  Total assets grew $130.0 million, or 7%, to $1.97 billion at December 31, 2011, from $1.84 billion at December 31, 2010.  The Company grew its securities portfolio $140.4 million, or 33%, during 2011.  Additionally, gross loans/leases grew $28.2 million, or 2%.  The growth was partially offset by a decline in federal funds sold and interest-bearing deposits at financial institutions as the Company invested some of its excess liquidity.  The net increase in assets was funded primarily by strong and continued growth of the Company’s deposit portfolio as balances grew $90.6 million, or 8%.

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

INVESTMENT SECURITIES. The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return.  With the strong growth in deposits and the continued weak loan demand, the Company has carried excess liquidity on the balance sheet over the past year.  During 2011, the Company invested a portion of its excess liquidity in government guaranteed and government sponsored residential mortgage-backed and related securities and additional government sponsored agency securities.  The former is a shift in mix for the Company’s securities portfolio in an effort to diversify and adapt to the changing balance sheet.  As a result, the Company grew its securities portfolio $140.4 million, or 33%, during 2011.  Similarly, during 2010, the Company grew securities $54.3 million, or 15%, as a result of strong deposit growth and weak loan demand.  As the portfolio has grown over the recent years, management has elevated its focus on maximizing return while minimizing credit and interest rate risk.

Following is a breakdown of the Company’s securities portfolio by type as of December 31, 2011, 2010, and 2009.

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. govt. sponsored agency securities	$428,955	76%	$402,225	95%	$345,024	93%
Residential mortgage-backed and related securities	108,854	19%	70	0%	496	0%
Municipal securities	25,689	5%	20,603	5%	22,850	6%
Trust preferred securities	81	0%	78	0%	99	0%
Other securities	1,650	0%	1,871	0%	2,051	1%
	$565,229	100%	$424,847	100%	$370,520	100%

As a % of Total Assets	29%		23%		21%

The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

See Note 3 to the consolidated financial statements for additional information regarding the Company’s investment securities.

LOANS/LEASES. The Company’s gross loan/lease portfolio grew $28.2 million, or 2%, from $1.17 billion at December 31, 2010, to $1.20 billion at December 31, 2011.  The growth was spread out over owner-occupied commercial real estate loans ($26.4 million, or 19%), direct financing leases ($10.2 million, or 12%), and residential real estate loans ($15.9 million, or 19%).  Partially offsetting this growth, commercial and industrial loans declined $14.8 million, or 4%.  The net decline in commercial and industrial loans is primarily a function of:

•	The residual impact of the economic downturn whereby originations have been outpaced by payments and maturities, and
•
The Company’s strategy to sell the government guaranteed portions of certain commercial and industrial loans at a premium.  The guaranteed portion typically ranges from 70% to 90% of the total outstanding loan balance.  For 2011, the Company sold $27.1 million of government guaranteed portions of commercial and industrial loans.

The Company’s loan/lease portfolio declined $71.8 million, or 6%, from $1.24 billion at December 31, 2009, to $1.17 billion at December 31, 2010.  The majority of the decline was within the commercial and industrial loan portfolio.  Similar to 2011 discussed above but with a more significant impact, the residual impact of the economic downturn and the introduction of the strategy to sell the government guaranteed portion of commercial and industrial loans at a premium were the primary factors driving the net decline.  Specifically, the Company sold $30.4 million of government guaranteed portions of commercial and industrial loans during 2010.

Regarding the Company’s levels of qualified small business lending as defined by the U.S. Treasury as part of the Company’s participation in the Small Business Lending Fund (“SBLF”), see the Stockholders’ Equity section later in the Management’s Discussion and Analysis.

The mix of loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Commercial and industrial loans	$350,794	29%	$365,625	31%	$441,536	36%	$439,117	36%	$353,401	33%
Commercial real estate loans	577,804	48%	553,717	47%	556,007	45%	526,669	43%	472,284	45%
Direct financing leases	93,212	8%	83,010	7%	90,059	7%	79,408	7%	67,224	6%
Residential real estate loans	98,107	8%	82,197	7%	70,608	6%	79,228	7%	83,328	8%
Installment and other consumer loans	78,223	7%	86,240	8%	84,271	6%	88,540	7%	79,220	8%

Total loans/leases	$1,198,140	100%	$1,170,789	100%	$1,242,481	100%	$1,212,962	100%	$1,055,457	100%

Plus deferred loan/lease origination costs, net of fees	2,605		1,750		1,839		1,727		1,531
Less allowance for estimated losses on loans/leases	(18,789)		(20,365)		(22,505)		(17,809)		(11,315)

Net loans/leases	$1,181,956		$1,152,174		$1,221,815		$1,196,880		$1,045,673

During 2011, the Company originated and held a limited amount of 15-year fixed rate residential real estate loans that met certain credit guidelines.  This represented a good portion of the net growth reference above.  The remaining residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans.  Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans above.  In addition, the Company has not originated any subprime, Alt-A, no documentation, or stated income residential real estate loans throughout its history.

The following table sets forth the remaining maturities by loan/lease type as of December 31, 2011.  Maturities are based on contractual dates.

				Maturities After One Year
	Due in one	Due after one	Due after	Predetermined	Adjustable
	year or less	through 5 years	5 years	interest rates	interest rates

	(dollars in thousands)

Commerical and industrial loans	$144,928	$150,567	$55,299	$108,815	$97,051
Commercial real estate loans	129,446	332,610	115,748	336,709	111,649
Direct financing leases	3,109	86,663	3,440	90,103	-
Residential real estate loans	825	1,064	96,218	57,244	40,038
Installment and other consumer loans	27,389	43,869	6,965	27,333	23,501
	$305,697	$614,773	$277,670	$620,204	$272,239

Although the Company grew loans/leases during 2011, loan/lease demand remains weakened from historical levels.  Management continues to focus on growing quality loans/leases and carefully monitors maturities and interest rate sensitivity of the current portfolio.

See Note 4 to the consolidated financial statements for additional information regarding the Company’s loan/lease portfolio.

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES.  The allowance for estimated losses on loans/leases was $18.8 million at December 31, 2011, which is a decline of $1.6 million, or 8%, from $20.4 million at December 31, 2010.  Further, during 2010, the Company’s allowance for estimated losses on loans/leases decreased $2.1 million, or 10%, from $22.5 million at December 31, 2009.  For both 2010 and 2011, net charge-offs exceeded provision leading to the net declines.  The following table summarizes the activity in the allowance for estimated losses on loans/leases.

	Years ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Average amount of loans/leases outstanding, before allowance for estimated losses on loans/leases	$1,177,705	$1,209,587	$1,222,493	$1,124,255	$1,001,633

Allowance for estimated losses on loans/leases:
Balance, beginning of fiscal period	$20,365	$22,505	$17,809	$11,315	$10,612
Charge-offs:
Commercial and industrial	(3,334)	(2,609)	(7,510)	(1,205)	(754)
Commercial real estate	(3,682)	(5,922)	(2,824)	(805)	(300)
Direct financing leases	(1,101)	(999)	(1,255)	(264)	(527)
Residential real estate	-	(35)	(314)	(326)	(174)
Installment and other consumer	(945)	(1,135)	(2,104)	(1,085)	(469)
Subtotal charge-offs	(9,062)	(10,700)	(14,007)	(3,685)	(2,224)

Recoveries:
Commercial and industrial	414	380	344	313	160
Commercial real estate	287	381	98	420	167
Direct financing leases	3	163	52	-	-
Residential real estate	-	-	40	81	173
Installment and other consumer	166	172	1,193	143	91
Subtotal recoveries	870	1,096	1,727	957	591

Net charge-offs	(8,192)	(9,604)	(12,280)	(2,728)	(1,633)
Provision charged to expense	6,616	7,464	16,976	9,222	2,336
Balance, end of fiscal year	$18,789	$20,365	$22,505	$17,809	$11,315

Ratio of net charge-offs to average loans/leases outstanding	0.70%	0.79%	1.00%	0.24%	0.16%

The adequacy of the allowance for estimated losses on loans/leases was determined by management based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, historical loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, government guarantees and other factors that, in management's judgment, deserved evaluation.  To ensure that an adequate allowance was maintained, provisions were made based on the increase/decrease in loans/leases and a detailed analysis of the loan/lease portfolio.  The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all credits risk-rated less than “fair quality” and carrying aggregate exposure in excess of $100 thousand.  The adequacy of the allowance for estimated losses on loans/leases was monitored by the credit administration staff and reported to management and the board of directors.

During the year ended December 31, 2010, the Company’s two newest subsidiary banks, CRBT and RB&T, decreased the duration for the historical charge-off experience used in the quantitative factor from five years to three years.  Based on the change (growth, mix, and quality) of the loan portfolios of CRBT and RB&T over the past several years, management determined decreasing the duration appropriately addressed the credit risk within the current portfolios.

The Company continued the strengthening of its core loan portfolio as the levels of criticized and classified loans declined further in 2011, as reported in the following table.

	As of December 31,
Internally Assigned Risk Rating *	2011	2010	2009

	(dollars in thousands)

Special Mention (Rating 6)	$26,034	$43,551	$53,665
Substandard (Rating 7) - Performing	36,278	42,498	87,892
Substandard (Rating 7) - Nonperforming	26,434	32,612	22,885
Doubtful (Rating 8)	-	21	1,203
	$88,746	$118,682	$165,645

Criticized Loans **	$88,746	$118,682	$165,645
Classified Loans ***	$62,712	$75,131	$111,980

* Amounts above exclude the government guaranteed portion, if any.  The Company assigns internal risk ratings of Pass (Rating 2) for the government guaranteed portion.
** Criticized loans are defined as commercial and industrial and commercial real estate loans with internally assigned risk ratings of 6, 7, or 8, regardless of performance.
*** Classified loans are defined as commercial and industrial and commercial real estate loans with internally assigned risk ratings of 7 or 8, regardless of performance.

The declining trend in criticized and classified loans over the past two years translated to a reduction in nonperforming loans/leases of $9.1 million, or 22%, during 2011.  Furthermore, nonperforming loans/leases have declined $15.3 million, or 32%, from their peak at September 30, 2010.  As a direct result, the level of allowance has declined.  Notably, the decline in nonperforming loans/leases has outpaced the decline in allowance for estimated losses on loans/leases and strengthened the Company’s allowance to nonperforming loans/leases.  The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of nonperforming loans/leases as of December 31, 2011, 2010, and 2009.

	As of December 31,
	2011	2010	2009

Allowance / Gross Loans/Leases	1.56%	1.74%	1.81%
Allowance / Nonperforming Loans/Leases *	58.70%	49.49%	74.94%

*Nonperforming loan/leases consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing troubled debt restructurings.

The following table presents the allowance for estimated losses on loans/leases by type and the percentage of type to total loans/leases.

	As of December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Commercial and industrial loans	4,878	29%	7,549	31%	6,239	35%	8,260	36%	4,697	33%
Commercial real estate loans	10,597	48%	9,087	47%	11,147	45%	6,255	43%	4,064	45%
Direct financing leases	1,339	8%	1,531	7%	1,681	7%	1,402	7%	874	6%
Residential real estate loans	705	8%	748	7%	737	6%	690	7%	580	8%
Installment and other consumer loans	1,270	7%	1,450	8%	2,407	7%	1,195	7%	1,090	8%
Unallocated	-	NA	-	NA	294	NA	7	NA	10	NA
	$18,789	100%	$20,365	100%	$22,505	100%	$17,809	100%	$11,315	100%

% - Represents the percentage of the certain type of loan/lease to total loans/leases

Although management believes that the allowance for estimated losses on loans/leases at December 31, 2011 was at a level adequate to absorb probable losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future.  Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require additional increases in the provision.  Asset quality is a priority for the Company and its subsidiaries.  The ability to grow profitably is in part dependent upon the ability to maintain that quality.  The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 4 of the consolidated financial statements for additional information on the Company’s allowance for estimated losses on loans/leases.

NONPERFORMING ASSETS.  The table below presents the amounts of nonperforming assets.

	As of December 31,
	2011	2010	2009	2008	2007

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$18,995	$37,427	$28,742	$20,828	$6,488
Accruing loans/leases past due 90 days or more	1,111	320	89	222	500
Troubled debt restructures - accruing	11,904	3,405	1,201	-	-
Other real estate owned	8,386	8,535	9,286	3,857	496
Other repossessed assets	109	366	1,071	450	-
	$40,505	$50,053	$40,389	$25,357	$7,484

Nonperforming loans/leases to total loans/leases	2.67%	3.51%	2.41%	1.73%	0.66%
Nonperforming assets to total loans/leases plus reposessed property	3.35%	4.24%	3.22%	2.08%	0.71%
Nonperforming assets to total assets	2.06%	2.73%	2.27%	1.58%	0.51%
Texas ratio (3)	25.58%	33.57%	27.47%	23.69%	7.95%

(1)	Includes government guaranteed portion of loan.
(2)	Includes troubled debt restructurings of $8.6 million at December 31, 2011, and $12.6 million at December 31, 2010 and none for the other periods presented.
(3)
Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance for Estimated Losses on Loans/Leases.  Texas Ratio is a non-GAAP financial measure.  Management included as this is considered by many investors and analysts to be a metric with which to analyze and evaluate asset quality.  Other companies may calculate this ratio differently.

Historically, the large majority of the Company’s nonperforming assets consisted of nonaccrual loans/leases and other real estate owned.  For nonaccrual loans/leases, management has thoroughly reviewed these loans/leases and has provided specific reserves as appropriate.  Other real estate owned is carried at the lower of carrying amount or fair value less costs to sell.

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

During 2011, the Company’s nonperforming assets declined $9.5 million, or 19%, with most of this decline in nonaccrual loans/leases.  A combination of improved performance and charge-offs contributed to the general decrease throughout 2011.  In addition, there was a significant shift in mix as accruing troubled debt restructurings grew $8.5 million.  This shift in mix from nonaccrual loans/leases to accruing troubled debt restructurings is favorable as the latter are performing on the restructured terms and accruing interest income.

DEPOSITS.  Deposits grew $90.6 million, or 8%, during 2011, and grew $25.5 million, or 2%, during 2010.  The table below presents the composition of the Company’s deposit portfolio.

	As of December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$357,184	30%	$276,827	25%	$207,844	19%
Interest bearing demand deposits	470,807	39%	424,819	38%	393,732	36%
Savings deposits	39,981	3%	35,805	3%	34,620	3%
Time deposits	292,575	24%	312,010	28%	382,373	35%
Brokered time deposits	44,911	4%	65,355	6%	70,754	7%
	$1,205,458	100%	$1,114,816	100%	$1,089,323	100%

The Company has been successful in shifting the deposit mix over the past two years with an increase in noninterest bearing deposits and declines in brokered and retail time deposits.  Specifically, QCBT continues to have success growing its correspondent banking business as noninterest bearing correspondent deposits grew $93.5 million from $55.6 million at December 31, 2009 to $149.1 million at December 31, 2011.  These increases and the Company’s overall strong liquidity position have allowed the Company to reduce the level of brokered and other time deposits which drives the reduction in the Company’s average cost of deposits.

SHORT-TERM BORROWINGS.  The subsidiary banks offer overnight repurchase agreements to some of their major customers.  Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks.  The table below presents the composition of the Company’s short-term borrowings.

	As of December 31,
	2011	2010	2009

	(dollars in thousands)

Overnight repurchase agreements with customers	$110,236	$118,904	$94,090
Federal funds purchased	103,300	22,250	56,810
	$213,536	$141,154	$150,900

The large increase in federal funds purchased from December 31, 2010 to December 31, 2011 was temporary and the result of short-term fluctuations in noninterest bearing correspondent deposit balances for several customers over the end of the year.

See Note 7 of the consolidated financial statements for additional information on the Company’s short-term borrowings.

FHLB ADVANCES AND OTHER BORROWINGS.  As a result of their memberships in the FHLB of Des Moines and Chicago, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs.  The subsidiary banks utilize FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provide a less costly source of funds than customer deposits.  FHLB advances declined $34.0 million, or 14%, during 2011.  The decline was a combination of prepayment ($15.0 million) and maturities ($19.0 million).  For 2010, FHLB advances increased $22.9 million, or 11%.  The table below presents details of the Company’s FHLB advances.

	As of December 31,
	2011	2010	2009

	(dollars in thousands)

Amount Due	$204,750	$238,750	$215,850
Weighted Average Interest Rate at Year-End	3.67%	3.84%	4.14%

It is management’s intention to continue to reduce the reliance on wholesale funding, including FHLB advances, wholesale structured repurchase agreements (see below), and brokered time deposits.  Replacement of this funding with core deposits helps to reduce interest expense as the wholesale funding tends to be higher funding cost.

See Note 8 to the consolidated financial statements for additional information regarding FHLB advances.

Other borrowings consist largely of wholesale structured repurchase agreements which the subsidiary banks utilize as an alternative funding source to FHLB advances and customer deposits.   The table below presents the composition of the Company’s other borrowings.

	As of December 31,
	2011	2010	2009

	(dollars in thousands)

Wholesale repurchase agreements	$130,000	$135,000	$135,000
364-day revolving note	3,600	2,500	5,000
Series A subordinated notes	2,632	2,624	-
Secured borrowings - loan participations sold	-	9,936	-
Other	-	10	60
	$136,232	$150,070	$140,060

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

Effective with the second quarter of 2011, SBA and USDA removed the recourse provisions for future sales which allows for sale accounting treatment at the time of sale.  As a result, the Company was able to recognize gains at the time of sale for the sales during the second quarter and in subsequent periods.  In addition, the Company did not have any related secured liabilities at December 31, 2011.

Additional information regarding other borrowings is described in Note 9 to the consolidated financial statements.

STOCKHOLDERS’ EQUITY.  The table below presents the composition of the Company’s stockholders’ equity, including the common and preferred equity components.

	As of December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Common stock	$4,879		$4,732		$4,675
Additional paid in capital - common	26,381		24,328		23,654
Retained earnings	44,586		40,551		38,458
Accumulated other comprehensive income	4,755		704		136
Noncontrolling interests	2,052		1,648		1,700
Less: Treasury stock	(1,606)		(1,606)		(1,606)
Total common stockholders' equity	81,047	56%	70,357	53%	67,017	53%

Preferred stock	65		63		39
Additional paid in capital - preferred	63,321		62,151		58,539
Total preferred stockholders' equity	63,386	44%	62,214	47%	58,578	47%

Total stockholders' equity	$144,433	100%	$132,571	100%	$125,595	100%

Tangible common equity* / total assets	3.85%		3.56%		3.49%

*Tangible common equity is defined as total common stockholders’ equity excluding equity of noncontrolling interests and excluding goodwill and other intangibles.  This ratio is a non-GAAP financial measure.  Management included this ratio as it is considered by many investors and analysts to be a metric with which to analyze and evaluate the equity composition.  Other companies may calculate this ratio differently.

The following table presents the details of the preferred stock issued and outstanding as of December 31, 2011.

	Date Issued	Aggregate Purchase Price	Stated Dividend Rate

Series E Non-Cumulative Convertible Perpetual Preferred Stock	June 2010	$25,000,000	7.00%
Series F Non-Cumulative Perpetual Preferred Stock	September 2011	40,090,000	5.00%
		$65,090,000

See Note 11 to the consolidated financial statements for detail on the issuance of the Series E Preferred Stock.

Regarding the Series F Preferred Stock, non-cumulative dividends are payable quarterly, and the dividend rate is based on changes in the level of “Qualified Small Business Lending” or “QSBL” by the Company’s wholly owned bank subsidiaries, QCBT, CRBT and RB&T.  Based upon the change in the banks’ level of QSBL over the baseline level (defined below), the dividend rate for the initial dividend period, which was from the date of issuance through September 30, 2011, was set at 5%, and the dividend rate for the fourth quarter of 2011 was also set at 5%.  See Note 11 to the consolidated financial statements for detail on the issuance of the Series F Preferred Stock.

As of December 31, 2011, the Company reported its qualified small business lending in accordance with SBLF guidelines and calculated a net decline from the baseline of $67.5 million, or 16%.  SBLF defines the baseline as the average of the Company’s qualified small business loans for the last two quarters of 2009 and the first two quarters of 2010.  As a result of the decline, the dividend rate on the Series F Preferred Stock remains at 5%.  The decline is primarily a function of the residual impact of the economic downturn on the communities the Company serves over the recent years.  Specifically, small business loan demand weakened whereby originations were outpaced by payments and maturities.  Notably, despite the net decline in qualified small business lending, the Company had $57.0 million of qualifying small business loans outstanding at December 31, 2011 that were originated in 2010 and 2011 and where a majority portion is guaranteed by the government, typically SBA or USDA.  The government guaranteed portion of these loans totaled $47.1 million at December 31, 2011, some of which management determined to sell at a premium, and is not eligible per SBLF guidelines; however, it is strong evidence the Company is continuing to support the lending needs of small businesses.

DISCUSSION ON CHANGES IN STOCKHOLDERS’ EQUITY FOR 2011.  Stockholders’ equity increased $11.9 million, or 9%, during 2011.  Net income of $10.1 million for 2011 increased retained earnings; however, this was partially offset by declaration and accrual of preferred stock dividends and discount accretion totaling $5.3 million, and declaration of common stock dividends of $373 thousand.  Specifically regarding the preferred stock dividends, the following details the dividend activity for 2011:

•
$1.8 million for the quarterly dividends on the outstanding shares of Series D Cumulative Perpetual Preferred Stock at a stated rate of 5.00%, including the related discount accretion, paid up through redemption which occurred on September 15, 2011,

•	$1.2 million for the accelerated accretion of the remaining discount on the redeemed Series D Cumulative Perpetual Preferred Stock,
•	$1.8 million for the four quarterly dividends on the outstanding shares of Series E Non-Cumulative Perpetual Preferred Stock at a stated dividend rate of 7.00%, and
•	$590 thousand for the first quarterly dividend on the outstanding shares of Series F Non-Cumulative Perpetual Preferred Stock at a stated dividend rate of 5.00%.

The net proceeds from the issuance of the Series F Preferred Stock and the simultaneous redemption of the Series D Preferred Stock totaled $1.7 million which helped contribute to the increase in stockholder’s equity.  See Note 11 to the consolidated financial statements for additional information on the Series F Preferred Stock.

Lastly, the available for sale portion of the securities portfolio experienced an increase in fair value of $4.1 million, net of tax, for 2011 as a result of fluctuation in certain market interest rates.

DISCUSSION ON CHANGES IN STOCKHOLDERS’ EQUITY FOR 2010.  Stockholders’ equity increased $6.9 million, or 6%, during 2010.  The majority of this increase resulted from the issuance of Series E Non-Cumulative Perpetual Preferred Stock on June 30, 2010, for an aggregate purchase price of $25.0 million.  The issuance involved the exchange of $20.9 million, or all of the Series B and Series C Non-Cumulative Perpetual Preferred Stock, and $4.1 million of new capital from cash investors.  The transaction provided $3.2 million, net of issuance costs, of new capital to the Company.  See Note 11 to the consolidated financial statements for additional detail on this issuance.  Additionally, net income attributable to QCR Holdings, Inc. of $6.8 million increased retained earnings; however, this was partially offset by declaration and accrual of preferred stock dividends and discount accretion totaling $4.1 million, and declaration of common stock dividends of $366 thousand.  Specifically regarding the preferred stock dividends, the following details the dividend payments in 2010:

•
$536 thousand for two quarterly dividends on the outstanding shares of Series B Non-Cumulative Perpetual Preferred Stock at a stated rate of 8.00% (this has been discontinued with the exchange of this preferred stock as disclosed in Note 11),

•
$356 thousand for two quarterly dividends on the outstanding shares of Series C Non-Cumulative Perpetual Preferred Stock at a stated rate of 9.50% (this has been discontinued with the exchange of this preferred stock as disclosed in Note 11),

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs.  The Company monitors liquidity risk through contingency planning stress testing on a regular basis.  The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable.  One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $128.0 million during 2011, $129.0 million during 2010, and $107.5 million during 2009.  The Company’s on balance sheet liquidity position has grown significantly over the past several years.

The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, FHLB advances, structured wholesale repurchase agreements, brokered time deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales.  The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on the regular monthly payments on its residential mortgage-backed securities portfolio.  At December 31, 2011, the subsidiary banks had 22 lines of credit totaling $225.4 million, of which $72.9 million was secured and $152.5 million was unsecured.  At December 31, 2011, $159.4 million was available as $66.0 million was utilized as a result of the short-term fluctuations in noninterest bearing correspondent deposit balances for several customers over the end of the year.  At December 31, 2010, the subsidiary banks had 16 lines of credit totaling $153.5 million, of which $55.0 million was secured and $98.5 million was unsecured.  At December 31, 2010, the entire $153.5 million was available.  Additionally, the Company has a single $20.0 million secured revolving credit note with a maturity of April 1, 2012.  As of December 31, 2011, the Company had $16.4 million available as the note carried an outstanding balance of $3.6 million.  See Note 9 to the consolidated financial statements for additional information regarding the lines of credit and revolving credit note.

Throughout its history, the Company has secured additional capital through various resources, including the issuance of trust preferred securities and the issuance of preferred stock.  See Notes 10 and 11 to the consolidated financial statements for information on the issuance of trust preferred securities and the issuance of preferred stock, respectively.

As of December 31, 2011 and 2010, the Company and subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities.  See Financial Statement Note 15 for detail of the capital amounts and ratios for the Company and subsidiary banks.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The banks hold collateral, as described above, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments.  The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount.  If the commitment is funded, the banks would be entitled to seek recovery from the customer.  At December 31, 2011 and 2010, no amounts had been recorded as liabilities for the banks' potential obligations under these guarantees.

As of December 31, 2011 and 2010, commitments to extend credit aggregated $393.6 million and $471.7 million, respectively.  As of December 31, 2011 and 2010, standby letters of credit aggregated $8.3 million and $11.5 million, respectively.  Management does not expect that all of these commitments will be funded.

Additional information regarding commitments, contingencies, and off-balance sheet arrangements is described in Note 17 of the consolidated financial statements.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments.  The following table presents, as of December 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date.  Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Financial	Payments Due by Period
	Statement		One Year
Description	Note Reference	Total	or Less	2 - 3 Years	4 - 5 Years	After 5 Years

		(dollars in thousands)

Deposits without a stated maturity	N/A	$867,972	$867,972	$-	$-	$-

Certificates of deposit	6	337,486	244,666	60,698	32,122	-

Short-term borrowings	7	213,536	213,536	-	-	-

FHLB advances	8	204,750	15,400	42,850	73,500	73,000

Other borrowings	9	136,232	3,600	-	45,000	87,632

Junior subordinated debentures	10	36,085	-	-	-	36,085

Rental commitments	5	1,637	328	636	254	419

Operating contracts	N/A	8,470	4,336	4,134	-	-

Total contractual cash obligations		$1,806,168	$1,349,838	$108,318	$150,876	$197,136

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The Company had no purchase obligations at December 31, 2011.  The Company's operating contract obligations represent short and long-term lease payments for data processing equipment and services, software, and other equipment and professional services.
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

IMPACT OF NEW ACCOUNTING STANDARDS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 amends ASC Topic 310, Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The Company adopted ASU 2011-02 effective for the interim period ending September 30, 2011 and applied ASU 2011-02 retrospectively to January 1, 2011.  Adoption did not have a material impact on the consolidated financial statements.  See Note 4 for disclosure of the Company’s troubled debt restructurings.

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

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, Comprehensive Income, to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011.  Additionally, in December 2011, FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.  ASU 2011-12 defers the effective date for the changes in ASU 2011-05 that specifically refer to the presentation of the effects of reclassifications adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented.  ASU 2011-12 reinstates the requirements of the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of ASU 2011-05.   The Company will continue to disclose the effects of reclassifications in the footnotes to the financial statements.  See Note 2 for disclosure of the Company’s comprehensive income components, including effects of reclassifications.  The effective date for ASU 2011-12 is the same for ASU 2011-05.  Additionally, ASU 2011-12 is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2011, FASB issued ASU 2011-08, Intangibles – Goodwill and Other: Testing Goodwill for Impairment.  ASU 2011-08 allows the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment.  ASU 2011-08 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2011, FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet, and instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Application of the simulation model analysis at December 31, 2011 demonstrated the following:

	NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009

100 basis point downward shift	-1.5%	-1.9%	-0.9%
200 basis point upward shift	-3.1%	-3.0%	-5.1%
300 basis point upward shift *	-4.2%	-1.6%	N/A

* Began modeling in the second quarter of 2010.

The simulation is within the board-established policy limit of a 10% decline in net interest income for all three scenarios.

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

Item 8.     Financial Statements

QCR Holdings, Inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statements

Consolidated balance sheets as of December 31, 2011 and 2010

Consolidated statements of income for the years ended December 31, 2011, 2010, and 2009

Consolidated statements of changes in stockholders' equity for the years ended December 31, 2011, 2010, and 2009

Consolidated statements of cash flows for the years ended December 31, 2011, 2010, and 2009

Notes to consolidated financial statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
QCR Holdings, Inc.

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QCR Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2012 expressed an unqualified opinion on the effectiveness of QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Davenport, Iowa
March 8, 2012

QCR Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2011 and 2010

Assets	2011	2010
Cash and due from banks	$53,136,710	$42,030,806
Federal funds sold	20,785,000	61,960,000
Interest-bearing deposits at financial institutions	26,750,602	39,745,611

Securities held to maturity, at amortized cost	200,000	300,000
Securities available for sale, at fair value	565,029,291	424,546,767
	565,229,291	424,846,767

Loans receivable, held for sale	3,832,760	14,084,859
Loans/leases receivable, held for investment	1,196,912,737	1,158,453,744
	1,200,745,497	1,172,538,603
Less allowance for estimated losses on loans/leases	(18,789,262)	(20,364,656)
	1,181,956,235	1,152,173,947

Premises and equipment, net	31,740,751	31,118,744
Goodwill	3,222,688	3,222,688
Accrued interest receivable	6,510,021	6,435,989
Bank-owned life insurance	42,011,281	33,565,390
Prepaid FDIC insurance	3,683,406	5,361,314
Restricted investment securities	15,253,600	16,668,700
Other real estate owned, net	8,385,758	8,534,711
Other assets	7,944,711	10,970,549
Total assets	$1,966,610,054	$1,836,635,216

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$357,183,481	$276,827,205
Interest-bearing	848,274,307	837,988,652
Total deposits	1,205,457,788	1,114,815,857

Short-term borrowings	213,536,450	141,154,499
Federal Home Loan Bank advances	204,750,000	238,750,000
Other borrowings	136,231,663	150,070,785
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	26,116,451	23,188,367
Total liabilities	1,822,177,352	1,704,064,508

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $1 par value, shares authorized 250,000 December 2011 - 65,090 shares issued and outstanding December 2010 - 63,237 shares issued and outstanding	65,090	63,237
Common stock, $1 par value; shares authorized 20,000,000 December 2011 - 4,879,435 shares issued and 4,758,189 outstanding December 2010 - 4,732,428 shares issued and 4,611,182 outstanding	4,879,435	4,732,428
Additional paid-in capital	89,702,533	86,478,269
Retained earnings	44,585,902	40,550,900
Accumulated other comprehensive income	4,754,714	704,165
Noncontrolling interests	2,051,538	1,648,219
Less treasury stock, December 2011 and 2010 - 121,246 common shares, at cost	(1,606,510)	(1,606,510)
Total stockholders' equity	144,432,702	132,570,708
Total liabilities and stockholders' equity	$1,966,610,054	$1,836,635,216

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Interest and dividend income:
Loans/leases, including fees	$64,807,673	$67,999,191	$73,145,289
Securities:
Taxable	10,877,832	10,109,083	10,748,012
Nontaxable	983,040	907,085	967,940
Interest-bearing deposits at financial institutions	404,879	411,079	313,113
Restricted investment securities	557,698	497,214	302,756
Federal funds sold	92,126	173,714	133,723
Total interest and dividend income	77,723,248	80,097,366	85,610,833

Interest expense:
Deposits	8,939,056	12,681,625	18,374,065
Short-term borrowings	290,450	628,255	711,801
Federal Home Loan Bank advances	7,972,025	9,246,562	9,082,039
Other borrowings	5,149,022	5,732,142	4,764,812
Junior subordinated debentures	1,227,839	1,945,014	2,016,449
Total interest expense	23,578,392	30,233,598	34,949,166

Net interest income	54,144,856	49,863,768	50,661,667
Provision for loan/lease losses	6,616,014	7,463,618	16,975,517
Net interest income after provision for loan/lease losses	47,528,842	42,400,150	33,686,150

Noninterest income:
Trust department fees	3,368,995	3,290,844	2,883,482
Investment advisory and management fees, gross	2,108,918	1,812,903	1,507,557
Deposit service fees	3,493,001	3,478,743	3,319,967
Gains on sales of loans, net	2,565,043	3,169,514	1,677,312
Securities gains, net	1,472,528	-	1,488,391
Gains (losses) on sales of other real estate owned	(374,910)	(835,163)	177,736
Earnings on bank-owned life insurance	1,445,891	1,331,085	1,243,324
Credit card fees, net of processing costs	500,544	259,590	930,435
Other	2,881,868	2,898,372	2,318,843
Total noninterest income	17,461,878	15,405,888	15,547,047

Noninterest expenses:
Salaries and employee benefits	30,365,020	27,843,127	26,882,185
Occupancy and equipment expense	5,297,949	5,472,248	5,372,101
Professional and data processing fees	4,461,187	4,524,519	4,664,656
FDIC and other insurance	2,698,282	3,528,267	3,626,027
Loan/lease expense	2,160,674	1,657,552	1,997,583
Advertising and marketing	1,288,797	1,053,909	991,243
Postage and telephone	937,557	1,004,176	1,060,690
Stationery and supplies	516,873	491,252	528,959
Bank service charges	725,717	420,252	306,473
Prepayment fees on Federal Home Loan Bank advances	832,099	-	-
Other-than-temporary impairment losses on securities	118,847	113,800	206,369
Losses on lease residual values	-	617,000	-
Other	1,589,650	1,822,961	1,300,740
Total noninterest expenses	50,992,652	48,549,063	46,937,026

Income before income taxes	13,998,068	9,256,975	2,296,171
Federal and state income tax expense	3,868,199	2,449,249	247,340
Net income	$10,129,869	$6,807,726	$2,048,831
Less: net income attributable to noncontrolling interests	438,221	221,047	276,923
Net income attributable to QCR Holdings, Inc.	$9,691,648	$6,586,679	$1,771,908

Less: preferred stock dividends and discount accretion	5,283,885	4,128,104	3,843,924
Net income (loss) attributable to QCR Holdings, Inc. common stockholders	4,407,763	2,458,575	(2,072,016)

Basic earnings (loss) per common share	$0.93	$0.54	$(0.46)
Diluted earnings (loss) per common share	$0.92	$0.53	$(0.46)

Weighted average common shares outstanding	4,724,781	4,593,096	4,540,792
Weighted average common and common equivalent shares outstanding	4,789,026	4,618,242	4,540,792

Cash dividends declared per common share	$0.08	$0.08	$0.08

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2011, 2010, and 2009

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Noncontrolling	Treasury
	Stock	Stock	Capital	Earnings	Income	Interests	Stock	Total
Balance, December 31, 2008	$568	$4,630,883	$43,090,268	$40,893,304	$3,628,360	$1,858,298	$(1,606,510)	$92,495,171
Comprehensive income:
Net income	-	-	-	1,771,908	-	276,923	-	2,048,831
Other comprehensive loss, net of tax	-	-	-	-	(3,492,752)	-	-	(3,492,752)
Comprehensive loss								(1,443,921)
Common cash dividends declared, $0.08 per share	-	-	-	(362,811)	-	-	-	(362,811)
Preferred cash dividends declared and accrued	-	-	-	(3,467,989)	-	-	-	(3,467,989)
Discount accretion on cumulative preferred stock	-	-	375,935	(375,935)	-	-	-	-
Proceeds from issuance of 38,237 shares of preferred stock and common stock warrant	38,237	-	38,014,586	-	-	-	-	38,052,823
Proceeds from issuance of 28,575 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	28,575	205,585	-	-	-	-	234,160
Exchange of 830 shares of common stock in connection with payroll taxes for restricted stock	-	(830)	(6,889)	-	-	-	-	(7,719)
Stock-based compensation expense	-	-	609,713	-	-	-	-	609,713
Restricted stock awards	-	15,908	(15,908)	-	-	-	-	-
Purchase of noncontrolling interests	-	-	(78,960)	-	-	(231,040)	-	(310,000)
Other adjustments to noncontrolling interests	-	-	-	-	-	(204,551)	-	(204,551)
Balance, December 31, 2009	$38,805	$4,674,536	$82,194,330	$38,458,477	$135,608	$1,699,630	$(1,606,510)	$125,594,876
Comprehensive income:
Net income	-	-	-	6,586,679	-	221,047	-	6,807,726
Other comprehensive income, net of tax	-	-	-	-	568,557	-	-	568,557
Comprehensive income								7,376,283
Common cash dividends declared, $0.08 per share	-	-	-	(366,152)	-	-	-	(366,152)
Preferred cash dividends declared and accrued	-	-	-	(3,679,100)	-	-	-	(3,679,100)
Discount accretion on cumulative preferred stock	-	-	449,004	(449,004)	-	-	-	-
Exchange of 268 shares of Series B Non-Cumulative Perpetual Preferred Stock for 13,400 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	13,132	-	(13,132)	-	-	-	-	-
Exchange of 300 shares of Series C Non-Cumulative Perpetual Preferred Stock for 7,500 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	7,200	-	(7,200)	-	-	-	-	-
Proceeds from issuance of 4,100 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	4,100	-	3,183,133	-	-	-	-	3,187,233
Proceeds from issuance of warrants to purchase 54,000 shares of common stock in conjunction with the issuance of Series A Subordinated Notes	-	-	84,240	-	-	-	-	84,240
Proceeds from issuance of 28,907 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	28,907	192,362	-	-	-	-	221,269
Proceeds from issuance of 5,754 shares of common stock as a result of stock options exercised	-	5,754	37,621	-	-	-	-	43,375
Exchange of 367 shares of common stock in connection with payroll taxes for restricted stock	-	(367)	(2,730)	-	-	-	-	(3,097)
Stock-based compensation expense	-	-	533,271	-	-	-	-	533,271
Restricted stock awards	-	23,598	(23,598)	-	-	-	-	-
Purchase of noncontrolling interests	-	-	(149,032)	-	-	(270,968)	-	(420,000)
Distributions to noncontrolling interests	-	-	-	-	-	(1,490)	-	(1,490)
Balance, December 31, 2010	$63,237	$4,732,428	$86,478,269	$40,550,900	$704,165	$1,648,219	$(1,606,510)	$132,570,708
Comprehensive income:
Net income	-	-	-	9,691,648	-	438,221	-	10,129,869
Other comprehensive income, net of tax	-	-	-	-	4,050,549	-	-	4,050,549
Comprehensive income								14,180,418
Common cash dividends declared, $0.08 per share	-	-	-	(372,761)	-	-	-	(372,761)
Preferred cash dividends declared and accrued	-	-	-	(3,694,441)	-	-	-	(3,694,441)
Discount accretion on cumulative preferred stock *	-	-	1,589,444	(1,589,444)	-	-	-	-
Proceeds from issuance of 40,090 shares of Series F Non-Cumulative Perpetual Preferred Stock	40,090	-	39,956,832	-	-	-	-	39,996,922
Redemption of 38,237 shares of Series D Cumulative Perpetual Preferred Stock	(38,237)	-	(38,198,763)	-	-	-	-	(38,237,000)
Redemption of 521,888 shares of common stock warrants issued in conjunction with Series D Cumulative Perpetual Preferred Stock	-	-	(1,100,000)	-	-	-	-	(1,100,000)
Proceeds from issuance of 36,174 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	36,174	207,592	-	-	-	-	243,766
Proceeds from issuance of 36,459 shares of common stock as a result of stock options exercised	-	36,459	216,765	-	-	-	-	253,224
Exchange of 2,550 shares of common stock in connection with stock options exercised	-	(2,550)	(17,101)	-	-	-	-	(19,651)
Stock-based compensation expense	-	-	646,419	-	-	-	-	646,419
Restricted stock awards	-	76,924	(76,924)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	(34,902)	-	(34,902)
Balance, December 31, 2011	$65,090	$4,879,435	$89,702,533	$44,585,902	$4,754,714	$2,051,538	$(1,606,510)	$144,432,702

* Includes $1,252,895 of accelerated discount accretion as a result of redeeming Series D Cumulative Perpetual Preferred Stock.

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$10,129,869	$6,807,726	$2,048,831
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,442,896	2,533,597	2,780,190
Provision for loan/lease losses	6,616,014	7,463,618	16,975,517
Deferred income taxes	1,228,529	1,256,004	2,758,856
Amortization of offering costs on subordinated debentures	14,317	14,317	14,317
Stock-based compensation expense	696,407	488,112	512,963
Losses (gains) on sales of other real estate owned, net	374,910	835,163	(177,736)
Amortization of premiums on securities, net	3,487,361	3,411,202	2,044,767
Securities gains, net	(1,472,528)	-	(1,488,391)
Other-than-temporary impairment losses on securities	118,847	113,800	206,369
Loans originated for sale	(100,789,010)	(172,623,744)	(140,376,155)
Proceeds on sales of loans	113,606,152	167,843,529	143,295,985
Gains on sales of loans, net	(2,565,043)	(3,169,514)	(1,677,312)
Prepayment fees on Federal Home Loan Bank advances	832,099	-	-
Losses on lease residual values	-	617,000	-
Decrease (increase) in accrued interest receivable	(74,032)	1,129,524	270,322
Decrease (increase) in prepaid FDIC insurance	1,677,908	2,439,762	(7,801,076)
Increase in cash value of bank-owned life insurance	(1,445,891)	(1,331,085)	(1,243,324)
Increase in other assets	(761,916)	(1,320,430)	(3,339,319)
Increase (decrease) in other liabilities	2,523,387	1,406,270	(660,397)
Net cash provided by operating activities	36,640,276	17,914,851	14,144,407

Cash Flows from Investing Activities:
Net decrease (increase) in federal funds sold	41,175,000	(55,361,667)	14,097,565
Net decrease (increase) in interest-bearing deposits at financial institutions	12,995,009	(10,416,198)	(27,215,509)
Proceeds from sales of other real estate owned	9,220,631	6,038,825	1,358,351
Activity in securities portfolio:
Purchases	(622,245,920)	(383,018,764)	(316,260,882)
Calls, maturities and redemptions	422,870,000	325,649,238	169,176,856
Paydowns	9,094,080	435,149	406,998
Sales	54,326,191	-	25,966,885
Activity in restricted investment securities:
Purchases	(292,800)	(1,710,800)	(1,150,500)
Redemptions	1,707,900	252,200	-
Activity in bank-owned life insurance:
Purchases	(7,000,000)	(3,150,000)	(1,000,002)
Surrender of policy	-	609,772	-
Net (increase) decrease in loans/leases originated and held for investment	(56,096,989)	63,387,668	(50,077,380)
Purchase of premises and equipment	(3,064,903)	(2,197,448)	(2,845,816)
Net cash used in investing activities	(137,311,801)	(59,482,025)	(187,543,434)

Cash Flows from Financing Activities:
Net increase in deposits	90,641,931	25,493,131	30,364,128
Net increase (decrease) in short-term borrowings	72,381,951	(9,745,072)	49,442,621
Activity in Federal Home Loan Bank advances:
Advances	5,000,000	36,000,000	11,500,000
Calls and maturities	(24,000,000)	(13,100,000)	(14,345,000)
Prepayments	(15,832,099)	-	-
Net (decrease) increase in other borrowings	(13,839,122)	7,395,184	64,477,207
Proceeds from issuance of Series A Subordinated Notes and detachable warrants to purchase 54,000 shares of common stock	-	2,700,000	-
Payment of cash dividends on common and preferred stock	(3,712,493)	(4,052,089)	(3,595,221)
Proceeds from issuance of Series F Noncumulative Perpetual Preferred Stock, net	39,996,922	-	-
Redemption of Series D Cumulative Perpetual Preferred Stock, net	(38,237,000)	-	-
Repurchase of 521,888 shares of common stock warrants issued in conjunction with Series D Cumulative Perpetual Preferred Stock	(1,100,000)	-	-
Proceeds from issuance of Series E Noncumulative Convertible Perpetual Preferred Stock, net	-	3,187,233	-
Proceeds from issuance of Series D Cumulative Perpetual Preferred Stock and common stock warrant, net	-	-	38,052,823
Proceeds from issuance of common stock, net	477,339	261,547	226,441
Purchase of noncontrolling interests	-	(420,000)	(310,000)
Net cash provided by financing activities	111,777,429	47,719,934	175,812,999

Net increase in cash and due from banks	11,105,904	6,152,760	2,413,972
Cash and due from banks, beginning	42,030,806	35,878,046	33,464,074
Cash and due from banks, ending	$53,136,710	$42,030,806	$35,878,046

Supplemental Disclosures of Cash Flow Information, cash payments for:
Interest	$24,194,198	$31,017,369	$36,536,869
Income and franchise taxes	1,246,489	3,236,558	2,557,505

Supplemental Schedule of Noncash Investing Activities:
Change in accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale, net	4,050,549	568,557	(3,492,752)
Exchange of shares of common stock in connection with payroll taxes for restricted stock and options exercised	-	(3,097)	(7,719)
Transfers of loans to other real estate owned	9,446,588	6,122,328	6,924,975

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.                 Nature of Business and Significant Accounting Policies

Nature of business:

QCR Holdings, Inc. (the “Company”) is a bank holding company providing bank and bank related services through its subsidiaries, Quad City Bank and Trust Company (“QCBT”), Cedar Rapids Bank and Trust Company (“CRBT”), Rockford Bank and Trust Company (“RB&T”), m2 Lease Funds, LLC (“m2”), VPHC, LLC (“VPHCPHC”), QCR Holdings Statutory Trust II (“Trust II”), QCR Holdings Statutory Trust III (“Trust III”), QCR Holdings Statutory Trust IV (“Trust IV”), and QCR Holdings Statutory Trust V (“Trust V”).  QCBT is a commercial bank that serves the Iowa and Illinois Quad Cities and adjacent communities.   CRBT is a commercial bank that serves Cedar Rapids, Iowa, and adjacent communities. RB&T is a commercial bank that serves Rockford, Illinois, and adjacent communities.

QCBT and CRBT are chartered and regulated by the state of Iowa, and RB&T is chartered and regulated by the state of Illinois. All three subsidiary banks are insured and subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”), and are members of and regulated by the Federal Reserve System.  m2, which is an 80% owned subsidiary of QCBT, based in the Milwaukee, Wisconsin area, is engaged in the business of direct financing lease contracts. VPHC, which is a 91% owned subsidiary by the Company, is engaged in holding the real estate property known as the Velie Plantation Mansion in Moline, Illinois.  The Velie Plantation Mansion is the location for the Company’s headquarters.  Trust II, Trust III, Trust IV and Trust V were formed for the purpose of issuing various trust preferred securities (see Note 10).

Quad City Bancard, Inc. (“Bancard”), previously a wholly-owned subsidiary of the Company, conducted the Company’s credit card issuing operation and prior to the August 28, 2008 sale of the business, the Company’s merchant acquiring operations.  Effective December 31, 2009, Bancard was liquidated.  The credit card issuing operation was merged into the correspondent banking department of QCBT in 2009.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.                 Nature of Business and Significant Accounting Policies (Continued)

Presentation of cash flows:  For purposes of reporting cash flows, cash and due from banks include cash on hand and noninterest bearing amounts due from banks.  Cash flows from federal funds sold, interest bearing deposits at financial institutions, loans/leases, deposits, and short-term and other borrowings are treated as net increases or decreases.

Cash and due from banks:  The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves.  The reserve requirement was approximately $6,247,000 and $846,000 as of December 31, 2011 and 2010, respectively.

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

The Company discloses allowance for credit losses (also known as “allowance for estimated loss on loans/leases”) and fair value by portfolio segment, and credit quality information, impaired financing receivables, nonaccrual status, and troubled debt restructurings by class of financing receivable.  A portfolio segment is the level at which the Company develops and documents a systematic methodology to determine its allowance for credit losses.  A class of financing receivable is a further disaggregation of a portfolio segment based on risk characteristics and the Company’s method for monitoring and assessing credit risk.  See this information following and in Note 4.

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

For all classes of loans receivable, nonaccrual loans may be restored to accrual status provided the following criteria are met:

•	The loan is current, and all principal and interest amounts contractually due have been made,
•	All principal and interest amounts contractually due, including past due payments, are reasonably assured of repayment within a reasonable period, and
•	There is a period of minimum repayment performance, as follows, by the borrower in accordance with contractual terms:
o	Six months of repayment performance for contractual monthly payments, or
o	One year of repayment performance for contractual quarterly or semi-annual payments

Direct finance leases receivable, held for investment:  The Company leases machinery and equipment to customers under leases that qualify as direct financing leases for financial reporting and as operating leases for income tax purposes.  Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual values (approximately 3% to 15% of the cost of the related equipment), are recorded as lease receivables when the lease is signed and the lease property delivered to the customer.  The excess of the minimum lease payments and residual values over the cost of the equipment is recorded as unearned lease income.   Unearned lease income is recognized over the term of the lease on a basis that results in an approximate level rate of return on the unrecovered lease investment.  Lease income is recognized on the interest method.  Residual value is the estimated fair market value of the equipment on lease at lease termination.  In estimating the equipment’s fair value at lease termination, the Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends.  The Company’s estimates are reviewed continuously to ensure reasonableness; however, the amounts the Company will ultimately realize could differ from the estimated amounts.  If the review results in a lower estimate than had been previously established, a determination is made as to whether the decline in estimated residual value is other-than-temporary.  If the decline in estimated unguaranteed residual value is judged to be other-than-temporary, the accounting for the transaction is revised using the changed estimate.  The resulting reduction in the investment is recognized as a loss in the period in which the estimate is changed.  An upward adjustment of the estimated residual value is not recorded.

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

Troubled debt restructurings:  Troubled debt restructuring exists when the Company, for economic or legal reasons related to the borrower’s/lessee’s financial difficulties, grants a concession (either imposed by court order, law, or agreement between the borrower/lessee and the Company) to the borrower/lessee that it would not otherwise consider.  The Company is attempting to maximize its recovery of the balances of the loans/leases through these various concessionary restructurings.

The following criteria, related to granting a concession, together or separately, create a troubled debt restructuring:

•	A modification of terms of a debt such as one or a combination of:

-	The reduction of the stated interest rate.
-	The extension of the maturity date or dates at a stated interest rate lower than the current market rate for the new debt with similar risk.
-	The reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.
-	The reduction of accrued interest.

•	A transfer from the borrower/lessee to the Company of receivables from third parties, real estate, other assets, or an equity position in the borrower to fully or partially satisfy a loan.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.                 Nature of Business and Significant Accounting Policies (Continued)

A discussion of the risk characteristics and the allowance for estimated losses on loans/leases by each portfolio segment follows:

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

The lending policy specifies maximum term limits for commercial and industrial loans.  For term loans, the maximum term is generally 7 years.  Generally, term loans range from 3 to 5 years.  For lines of credit, the maximum term is typically 365 days.

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

In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  Owner-occupied loans are generally considered to have less risk.  As of December 31, 2011 and 2010, approximately 29% and 26%, respectively, of the commercial real estate loan portfolio was owner-occupied.

The Company’s lending policy limits non-owner occupied commercial real estate lending to 300% of total risk-based capital, and limits construction, land development, and other land loans to 100% of total risk-based capital.  Exceeding these limits warrants the use of heightened risk management practices in accordance with regulatory guidelines.  As of December 31, 2011, all three subsidiary banks were in compliance with these limits.

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

The specific component relates to loans that are classified as impaired, as defined below.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan.

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

For commercial and industrial and commercial real estate loans, the Company utilizes the following internal risk rating scale:

1. Highest Quality – loans of the highest quality with no credit risk, including those fully secured by subsidiary bank certificates of deposit and U.S. government securities.

2. Superior Quality – loans with very strong credit quality.  Borrowers have exceptionally strong earnings, liquidity, capital, cash flow coverage, and management ability.  Includes loans secured by high quality, marketable securities, certificates of deposit from other institutions, and cash value of life insurance.  Also includes loans supported by U.S. government, state, or municipal guarantees.

3. Satisfactory Quality – loans with satisfactory credit quality.  Established borrowers with satisfactory financial condition, including credit quality, earnings, liquidity, capital and cash flow coverage.  Management is capable and experienced.  Collateral coverage and guarantor support, if applicable, are more than adequate.  Includes loans secured by personal assets and business assets, including equipment, accounts receivable, inventory, and real estate.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.                 Nature of Business and Significant Accounting Policies (Continued)

4. Fair Quality – loans with moderate but still acceptable credit quality.  The primary repayment source remains adequate; however, management’s ability to maintain consistent profitability is unproven or uncertain.  Borrowers exhibit acceptable leverage and liquidity.  May include new businesses with inexperienced management or unproven performance records in relation to peer, or borrowers operating in highly cyclical or deteriorating industries.

5. Early Warning – loans where the borrowers have generally performed as agreed, however unfavorable financial trends exist or are anticipated.  Earnings may be erratic, with marginal cash flow or declining sales.  Borrowers reflect leveraged financial condition and/or marginal liquidity.  Management may be new and a track record of performance has yet to be developed.  Financial information may be incomplete, and reliance on secondary repayment sources may be increasing.

6. Special Mention – loans where the borrowers exhibit credit weaknesses or unfavorable financial trends requiring close monitoring.  Weaknesses and adverse trends are more pronounced than Early Warning loans, and if left uncorrected, may jeopardize repayment according to the contractual terms.  Currently, no loss of principal or interest is expected.  Borrowers in this category have deteriorated to the point that it would be difficult to refinance with another lender.  Special Mention should be assigned to borrowers in turnaround situations.  This rating is intended as a transitional rating, therefore, it is generally not assigned to a borrower for a period of more than one year.

7. Substandard – loans which are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if applicable.  These loans have a well-defined weakness or weaknesses which jeopardize repayment according to the contractual terms.  There is distinct loss potential if the weaknesses are not corrected.  Includes loans with insufficient cash flow coverage which are collateral dependent, other real estate owned, and repossessed assets.

8. Doubtful – loans which have all the weaknesses inherent in a Substandard loan, with the added characteristic that existing weaknesses make full principal collection, on the basis of current facts, conditions and values, highly doubtful.  The possibility of loss is extremely high, but because of pending factors, recognition of a loss is deferred until a more exact status can be determined.  All doubtful loans will be placed on non-accrual, with all payments, including principal and interest, applied to principal reduction.

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

During the year ended December 31, 2010, the Company’s two newest subsidiary banks, CRBT and RB&T, decreased the duration for the historical charge-off experience used in the quantitative factor from five years to three years.  Based on the change (growth, mix, and quality) of the loan portfolios of CRBT and RB&T over the past several years, management determined decreasing the duration allowed for a more accurate assessment of the credit risk within the current portfolios.

Troubled debt restructurings are considered impaired loans/leases and are subject to the same allowance methodology as described above for impaired loans/leases by portfolio segment.

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

Goodwill:  The Company has recorded goodwill from QCBT’s purchase of 80% of m2.  The goodwill is not being amortized, but is evaluated at least annually for impairment.  An impairment charge is recognized when the calculated fair value of the reporting unit, including goodwill, is less than its carrying amount.  Based on the annual analysis completed as of July 31, 2011, the Company determined that goodwill is not impaired.

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

Other real estate owned:  Real estate acquired through, or in lieu of, loan foreclosures, is held for sale and initially recorded at fair value less costs to sell, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.  Subsequent write-downs to fair value are charged to earnings.

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

Stock-based compensation plans:  At December 31, 2011, the Company has four stock-based employee compensation plans, which are described more fully in Note 14.

 The Company accounts for stock-based compensation with measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation over the requisite service period for awards expected to vest.

As discussed in Note 14, during the years ended December 31, 2011, 2010, and 2009, the Company recognized  stock-based compensation expense related to stock options, stock purchase plans, and stock appreciation rights of $696,407, $488,112, and $512,963, respectively.  As required, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2011	2010	2009

Dividend yield	.88% to 1.00%	.89% to .90%	.78% to 1.04%
Expected volatility	29.64% to 30.30%	26.72% to 26.88%	24.70% to 38.72%
Risk-free interest rate	1.90% to 3.58%	3.86% to 4.21%	3.27% to 4.12%
Expected life of option grants	6 years	6 years	6 years
Weighted-average grant date fair value	$2.74	$2.89	$2.71

 The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

	2011	2010	2009

Dividend yield	.88% to 1.12%	.85% to .96%	.80%
Expected volatility	51.62% to 53.58%	39.56% to 56.43%	28.80% to 34.14%
Risk-free interest rate	.08% to .23%	.13% to .29%	.22% to .36%
Expected life of option grants	3 to 6 months	3 to 6 months	3 to 6 months
Weighted-average grant date fair value	$1.68	$1.81	$1.64

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

As of December 31, 2011, there was $369,219 of unrecognized compensation cost related to share based payments, which is expected to be recognized over a weighted average period of 2.4 years.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.                 Nature of Business and Significant Accounting Policies (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the 145,755 options that were in-the-money at December 31, 2011.  The aggregate intrinsic value at December 31, 2011 was $76,026 on options outstanding and $6,425 on options exercisable.  During the years ended December 31, 2011 and 2010, the aggregate intrinsic value of options exercised under the Company's stock option plans was $47,026 and $16,639, respectively, and determined as of the date of the option exercise.  No options were exercised during 2009.

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

Earnings per common share:  See Note 16 for a complete description and calculation of basic and diluted earnings per common share.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.                 Nature of Business and Significant Accounting Policies (Continued)

New accounting pronouncements: In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 amends ASC Topic 310, Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The Company adopted ASU 2011-02 effective for the interim period ending September 30, 2011 and applied ASU 2011-02 retrospectively to January 1, 2011.  Adoption did not have a material impact on the consolidated financial statements.  See Note 4 for disclosure of the Company’s troubled debt restructurings.

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

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, Comprehensive Income, to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011.  Additionally, in December 2011, FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.  ASU 2011-12 defers the effective date for the changes in ASU 2011-05 that specifically refer to the presentation of the effects of reclassifications adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented.  ASU 2011-12 reinstates the requirements of the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of ASU 2011-05.   The Company will continue to disclose the effects of reclassifications in the footnotes to the financial statements.  See Note 2 for disclosure of the Company’s comprehensive income components, including effects of reclassifications.  The effective date for ASU 2011-12 is the same for ASU 2011-05.  Additionally, ASU 2011-12 is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2011, FASB issued ASU 2011-08, Intangibles – Goodwill and Other: Testing Goodwill for Impairment.  ASU 2011-08 allows the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment.  ASU 2011-08 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s consolidated financial statements.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.                 Nature of Business and Significant Accounting Policies (Continued)

In December 2011, FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet, and instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2.                 Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income and other comprehensive income (loss), which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.

Other comprehensive income (loss) for the years ended December 31, 2011, 2010, and 2009 is comprised as follows:

		Tax
	Before	Expense	Net
	Tax	(Benefit)	of Tax

Year ended December 31, 2011:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	$7,914,236	$3,027,910	$4,886,326
Less reclassification adjustment for gain included in net income	1,353,681	517,904	835,777
Other comprehensive income	$6,560,555	$2,510,006	$4,050,549

Year ended December 31, 2010:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	$803,133	$305,140	$497,993
Less reclassification adjustment for losses included in net income	(113,800)	(43,236)	(70,564)
Other comprehensive income	$916,933	$348,376	$568,557

Year ended December 31, 2009:
Unrealized gains (losses) on securities available for sale:
Unrealized holding (losses) arising during the period	$(3,953,187)	$(1,293,749)	$(2,659,438)
Less reclassification adjustment for net gains included in net income	1,282,022	448,708	833,314
Other comprehensive loss	$(5,235,209)	$(1,742,457)	$(3,492,752)

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.                 Investment Securities

The amortized cost and fair value of investment securities as of December 31, 2011 and 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
December 31, 2011:
Securities held to maturity, other bonds	$200,000	$-	$-	$200,000

Securities available for sale:
U.S. govt. sponsored agency securities	$426,581,913	$2,428,994	$(55,687)	$428,955,220
Residential mortgage-backed and related securities	105,373,614	3,488,350	(8,215)	108,853,749
Municipal securities	23,937,118	1,752,246	-	25,689,364
Trust preferred securities	86,200	-	(5,400)	80,800
Other securities	1,354,940	140,022	(44,804)	1,450,158
	$557,333,785	$7,809,612	$(114,106)	$565,029,291

December 31, 2010:
Securities held to maturity, other bonds	$300,000	$-	$-	$300,000

Securities available for sale:
U.S. govt. sponsored agency securities	$401,711,432	$3,218,843	$(2,704,919)	$402,225,356
Residential mortgage-backed and related securities	64,912	5,526	-	70,438
Municipal securities	20,134,611	579,215	(110,346)	20,603,480
Trust preferred securities	86,200	-	(8,200)	78,000
Other securities	1,414,661	168,331	(13,499)	1,569,493
	$423,411,816	$3,971,915	$(2,836,964)	$424,546,767

The Company’s residential mortgage-backed and related securities portfolio consists entirely of government sponsored or government guaranteed securities.  The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.                 Investment Securities (Continued)

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2011 and 2010, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2011:
Securities available for sale:
U.S. govt. sponsored agency securities	$59,979,620	$(55,687)	$-	$-	$59,979,620	$(55,687)
Residential mortgage-backed and related securities	4,906,398	(8,215)	-	-	4,906,398	(8,215)
Trust preferred securities	-	-	80,800	(5,400)	80,800	(5,400)
Other securities	251,957	(44,332)	2,778	(472)	254,735	(44,804)
	$65,137,975	$(108,234)	$83,578	$(5,872)	$65,221,553	$(114,106)

December 31, 2010:
Securities available for sale:
U.S. govt. sponsored agency securities	$159,302,061	$(2,704,919)	$-	$-	$159,302,061	$(2,704,919)
Municipal securities	4,333,786	(47,884)	678,378	(62,462)	5,012,164	(110,346)
Trust preferred securities	86,200	(8,200)	-	-	86,200	(8,200)
Other securities	226,250	(12,671)	2,872	(828)	229,122	(13,499)
	$163,948,297	$(2,773,674)	$681,250	$(63,290)	$164,629,547	$(2,836,964)

At December 31, 2011, the investment portfolio included 330 securities.  Of this number, 35 securities had unrealized losses with aggregate depreciation of less than 1% from the amortized cost basis.  Of these 35, two had unrealized losses for twelve months or more.  All of the debt securities in unrealized loss positions are considered acceptable credit risks.  Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.  In addition, the Company does not intend to sell these securities and/or it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.  At December 31, 2011 and 2010, the Company’s equity securities represent less than 1% of the total portfolio.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.                 Investment Securities (Continued)

For the years ended December 31, 2011 and 2009, the Company did not recognize other-than-temporary impairment on any debt securities.

For the year ended December 31, 2010, the Company’s evaluation determined the decline in fair value for one individual issue trust preferred security was other-than-temporary.  As a result, the Company wrote down the value of this security and recognized a loss in the amount of $113,800.  The Company does not have any other investments in trust preferred securities.

For the year ended December 31, 2011, the Company’s evaluation determined that two privately held equity securities experienced declines in fair value that were other-than-temporary.  As a result, the Company wrote down the value of these securities and recognized losses in the amount of $118,847.

The Company did not recognize other-than-temporary impairment on any equity securities for the year ended December 31, 2010.

For the year ended December 31, 2009, the Company’s evaluation determined that 11 publicly-traded equity securities experienced declines in fair value that were other-than-temporary.  As a result, the Company wrote down the value of these securities and recognized losses in the amount of $206,369.

All sales of securities, as applicable, for the years ended December 31, 2011, 2010 and 2009, respectively, were from securities identified as available for sale.  Information on proceeds received, as well as the gains from the sale of those securities is as follows:

	2011	2010	2009

Proceeds from sales of securities	$54,326,191	$-	$25,966,885
Gross gains from sales of securities	1,472,528	-	1,488,391

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.                 Investment Securities (Continued)

The amortized cost and fair value of securities as of December 31, 2011, by contractual maturity are shown below.  Expected maturities of mortgage-backed and related securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following summary.  Other securities are excluded from the maturity categories as there is no fixed maturity date.

	Amortized
	Cost	Fair Value
Securities held to maturity:
Due in one year or less	$50,000	$50,000
Due after one year through five years	100,000	100,000
Due after five years	50,000	50,000
	$200,000	$200,000

Securities available for sale:
Due in one year or less	$2,903,380	$2,920,484
Due after one year through five years	67,855,637	68,174,754
Due after five years	379,846,214	383,630,146
	$450,605,231	$454,725,384
Residential mortgage-backed and related securities	105,373,614	108,853,749
Other securities	1,354,940	1,450,158
	$557,333,785	$565,029,291

As of December 31, 2011 and 2010, investment securities with a carrying value of $412,820,519 and $401,044,051, respectively, were pledged on Federal Home Loan Bank advances, customer and wholesale repurchase agreements, and for other purposes as required or permitted by law.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.                 Loans/Leases Receivable

The composition of the loan/lease portfolio as of December 31, 2011 and 2010 is presented as follows:

	2011	2010

Commercial and industrial loans	$350,794,278	$365,625,271
Commercial real estate loans
Owner-occupied commercial real estate	167,790,621	141,411,027
Commercial construction, land development, and other land	60,384,738	65,529,058
Other non owner-occupied commercial real estate	349,628,491	346,777,179
	577,803,850	553,717,264

Direct financing leases *	93,212,362	83,009,647
Residential real estate loans **	98,107,051	82,196,622
Installment and other consumer loans	78,223,080	86,239,944
	1,198,140,621	1,170,788,748
Plus deferred loan/lease orgination costs, net of fees	2,604,876	1,749,855
	1,200,745,497	1,172,538,603
Less allowance for estimated losses on loans/leases	(18,789,262)	(20,364,656)
	$1,181,956,235	$1,152,173,947

* Direct financing leases:
Net minimum lease payments to be received	$106,389,988	$94,921,417
Estimated unguaranteed residual values of leased assets	1,043,326	1,204,865
Unearned lease/residual income	(14,220,952)	(13,116,635)
	93,212,362	83,009,647
Plus deferred lease origination costs, net of fees	3,217,011	2,341,628
	96,429,373	85,351,275
Less allowance for estimated losses on leases	(1,339,496)	(1,530,572)
	$95,089,877	$83,820,703

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

There were no losses during the years ended December 31, 2011 and 2009.  For the year ended December 31, 2010, the Company recognized losses totaling $617,000 in residual values for two direct financing equipment leases.  At December 31, 2011, the Company had 39 leases remaining with residual values totaling $1,043,326 that were not protected with a lease end options rider.  At December 31, 2010, the Company had 54 leases with residual values totaling $1,204,865 that were not protected with a lease end options rider.  Management has performed specific evaluations of these residual values and determined that the valuations are appropriate.

**Includes residential real estate loans held for sale totaling $3,832,760 and $14,084,859 as of December 31, 2011 and 2010, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.                 Loans/Leases Receivable (Continued)

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2011 and 2010 is presented as follows:

	2011
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$347,417,683	$226,394	$239,991	$120,000	$2,790,210	$350,794,278
Commercial Real Estate
Owner-Occupied Commercial Real Estate	166,632,318	146,847	-	-	1,011,456	167,790,621
Commercial Construction, Land Development, and Other Land	55,741,827	211,878	486,802	968,919	2,975,312	60,384,738
Other Non Owner-Occupied Commercial Real Estate	336,080,128	522,323	3,732,935	-	9,293,105	349,628,491
Direct Financing Leases	91,273,406	826,187	396,344	-	716,425	93,212,362
Residential Real Estate	95,456,433	1,127,465	389,678	-	1,133,475	98,107,051
Installment and Other Consumer	76,376,399	737,543	12,122	22,160	1,074,856	78,223,080
	$1,168,978,194	$3,798,637	$5,257,872	$1,111,079	$18,994,839	$1,198,140,621

As a percentage of total loan/lease portfolio	97.57%	0.32%	0.44%	0.09%	1.59%	100.00%

	2010
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$353,437,063	$300,224	$203,722	$-	$11,684,262	$365,625,271
Commercial Real Estate
Owner-Occupied Commercial Real Estate	139,880,634	236,910	-	103,015	1,190,468	141,411,027
Commercial Construction, Land Development, and Other Land	55,552,352	746,545	-	-	9,230,161	65,529,058
Other Non Owner-Occupied Commercial Real Estate	335,171,858	275,000	546,019	70,125	10,714,177	346,777,179
Direct Financing Leases	79,708,979	1,605,836	92,244	-	1,602,588	83,009,647
Residential Real Estate	79,910,279	876,509	-	123,557	1,286,277	82,196,622
Installment and Other Consumer	84,214,010	101,770	182,349	23,139	1,718,676	86,239,944
	$1,127,875,175	$4,142,794	$1,024,334	$319,836	$37,426,609	$1,170,788,748

As a percentage of total loan/lease portfolio	96.33%	0.35%	0.09%	0.03%	3.20%	100.00%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.                 Loans/Leases Receivable (Continued)

Nonperforming loans/leases by classes of loans/leases as of December 31, 2011 and 2010 is presented as follows:

	2011
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$120,000	$2,790,210	$187,407	$3,097,617	9.68%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	1,011,456	-	1,011,456	3.16%
Commercial Construction, Land Development, and Other Land	968,919	2,975,312	6,076,143	10,020,374	31.30%
Other Non Owner-Occupied Commercial Real Estate	-	9,293,105	5,049,795	14,342,900	44.81%
Direct Financing Leases	-	716,425	590,238	1,306,663	4.08%
Residential Real Estate	-	1,133,475	-	1,133,475	3.54%
Installment and Other Consumer	22,160	1,074,856	-	1,097,016	3.43%
	$1,111,079	$18,994,839	$11,903,583	$32,009,501	100.00%

*At December 31, 2011, nonaccrual loans/leases included $8,622,874 of troubled debt restructurings, including $198,697 in commercial and industrial loans, $8,074,777 in commercial real estate loans, $64,726 in direct financing leases, and $284,674 in installment loans.

	2010
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

**At December 31, 2010, nonaccrual loans/leases included $12,631,343 of troubled debt restructurings, including $2,200,986 in commercial and industrial loans and $9,407,276 in commercial real estate loans.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.                 Loans/Leases Receivable (Continued)

Changes in the allowance for estimated losses on loans/leases by portfolio segment for the years ended December 31, 2011, 2010, and 2009 are presented as follows:

	Year Ended December 31, 2011

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$7,548,922	$9,087,315	$1,530,572	$748,028	$1,449,819	$20,364,656
Provisions charged to expense	256,945	4,759,003	907,014	(4,147)	697,199	6,616,014
Loans/leases charged off	(3,262,742)	(3,590,868)	(1,100,886)	(38,935)	(1,068,320)	(9,061,751)
Recoveries on loans/leases previously charged off	334,881	341,508	2,796	-	191,158	870,343
Balance, ending	$4,878,006	$10,596,958	$1,339,496	$704,946	$1,269,856	$18,789,262

	Year Ended December 31, 2010

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$5,425,624	$12,665,721	$1,681,376	$685,732	$2,046,281	$22,504,734
Provisions charged to expense	5,099,350	1,203,163	684,619	97,723	378,763	7,463,618
Loans/leases charged off	(3,309,273)	(5,210,444)	(998,737)	(35,427)	(1,146,395)	(10,700,276)
Recoveries on loans/leases previously charged off	333,221	428,875	163,314	-	171,170	1,096,580
Balance, ending	$7,548,922	$9,087,315	$1,530,572	$748,028	$1,449,819	$20,364,656

	Year Ended December 31, 2009

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$7,885,676	$6,636,213	$1,401,698	$690,142	$1,195,441	$17,809,170
Provisions charged to expense	3,491,416	10,066,103	1,482,987	163,084	1,771,927	16,975,517
Loans/leases charged off	(6,335,120)	(4,134,885)	(1,255,213)	(167,973)	(2,113,828)	(14,007,019)
Recoveries on loans/leases previously charged off	383,652	98,291	51,902	479	1,192,742	1,727,066
Balance, ending	$5,425,624	$12,665,721	$1,681,376	$685,732	$2,046,281	$22,504,734

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.                 Loans/Leases Receivable (Continued)

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of December 31, 2011 and 2010 is presented as follows:

	2011
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$903,187	$4,297,738	$66,675	$55,884	$22,819	$5,346,303
Allowance for loans/leases collectively evaluated for impairment	3,974,819	6,299,220	1,272,821	649,062	1,247,037	13,442,959
	$4,878,006	$10,596,958	$1,339,496	$704,946	$1,269,856	$18,789,262

Loans/leases individually evaluated for impairment	$2,152,855	$24,281,365	$1,306,663	$1,133,474	$984,806	$29,859,163
Loans/leases collectively evaluated for impairment	348,641,423	553,522,485	91,905,699	96,973,577	77,238,274	1,168,281,458
	$350,794,278	$577,803,850	$93,212,362	$98,107,051	$78,223,080	$1,198,140,621

Allowance as a percentage of loans/leases individually evaluated for impairment	41.95%	17.70%	5.10%	4.93%	2.32%	17.91%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.14%	1.14%	1.38%	0.67%	1.61%	1.15%
Total allowance as a percentage of total loans/leaess	1.39%	1.83%	1.44%	0.72%	1.62%	1.56%

	2010
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$3,331,437	$3,709,177	$335,000	$27,355	$49,777	$7,452,746
Allowance for loans/leases collectively evaluated for impairment	4,217,485	5,378,138	1,195,572	720,673	1,400,042	12,911,910
	$7,548,922	$9,087,315	$1,530,572	$748,028	$1,449,819	$20,364,656

Loans/leases individually evaluated for impairment	$8,824,670	$24,770,032	$1,765,090	$1,286,277	$1,611,098	$38,257,167
Loans/leases collectively evaluated for impairment	356,800,601	528,947,232	81,244,557	80,910,345	84,628,846	1,132,531,581
	$365,625,271	$553,717,264	$83,009,647	$82,196,622	$86,239,944	$1,170,788,748

Allowance as a percentage of loans/leases individually evaluated for impairment	37.75%	14.97%	18.98%	2.13%	3.09%	19.48%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.18%	1.02%	1.47%	0.89%	1.65%	1.14%
Total allowance as a percentage of total loans/leaess	2.06%	1.64%	1.84%	0.91%	1.68%	1.74%

Further information for impaired loans/leases is presented in the tables following.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease.  The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.                 Loans/Leases Receivable (Continued)

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the year ended December 31, 2011 and 2010 is presented as follows:

	2011
Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$360,947	$979,901	$-	$3,873,371	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	736,610	736,610	-	1,909,754	-	-
Commercial Construction, Land Development, and Other Land	-	-	-	2,979,950	-	-
Other Non Owner-Occupied Commercial Real Estate	3,936,826	3,986,820	-	5,568,776	-	-
Direct Financing Leases	1,094,178	1,094,178	-	1,487,570	81,921	81,921
Residential Real Estate	788,685	862,298	-	892,480	-	-
Installment and Other Consumer	593,987	593,987	-	821,889	-	-
	$7,511,233	$8,253,794	$-	$17,533,790	$81,921	$81,921

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$1,791,908	$1,791,908	$903,187	$1,175,105	$36,984	$36,984
Commercial Real Estate
Owner-Occupied Commercial Real Estate	217,059	217,059	47,911	121,201	-	-
Commercial Construction, Land Development, and Other Land	9,051,455	9,051,455	3,002,450	4,334,241	16,249	16,249
Other Non Owner-Occupied Commercial Real Estate	10,339,415	10,839,415	1,247,377	5,595,044	11,623	11,623
Direct Financing Leases	212,485	212,485	66,675	138,127	5,244	5,244
Residential Real Estate	344,789	344,789	55,884	282,020	-	-
Installment and Other Consumer	390,819	390,819	22,819	51,871	-	-
	$22,347,930	$22,847,930	$5,346,303	$11,697,609	$70,100	$70,100

Total Impaired Loans/Leases:
Commercial and Industrial	$2,152,855	$2,771,809	$903,187	$5,048,476	$36,984	$36,984
Commercial Real Estate
Owner-Occupied Commercial Real Estate	953,669	953,669	47,911	2,030,955	-	-
Commercial Construction, Land Development, and Other Land	9,051,455	9,051,455	3,002,450	7,314,191	16,249	16,249
Other Non Owner-Occupied Commercial Real Estate	14,276,241	14,826,235	1,247,377	11,163,820	11,623	11,623
Direct Financing Leases	1,306,663	1,306,663	66,675	1,625,697	87,165	87,165
Residential Real Estate	1,133,474	1,207,087	55,884	1,174,500	-	-
Installment and Other Consumer	984,806	984,806	22,819	873,760	-	-
	$29,859,163	$31,101,724	$5,346,303	$29,231,399	$152,021	$152,021

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.                 Loans/Leases Receivable (Continued)

	2010
Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$1,459,790	$3,350,036	$-	$1,782,357	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	681,727	681,727	-	553,012	-	-
Commercial Construction, Land Development, and Other Land	2,538,621	2,872,083	-	1,530,324	-	-
Other Non Owner-Occupied Commercial Real Estate	2,942,189	3,792,226	-	1,478,956	-	-
Direct Financing Leases	953,994	953,994	-	1,080,564	27,089	27,089
Residential Real Estate	758,031	758,031	-	721,757	-	-
Installment and Other Consumer	1,561,322	1,561,322	-	569,542	11,825	11,825
	$10,895,674	$13,969,419	$-	$7,716,512	$38,914	$38,914

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$7,364,880	$7,866,634	$3,331,436	$5,962,381	$19,891	$19,891
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,074,210	1,074,210	232,194	847,507	45,641	45,641
Commercial Construction, Land Development, and Other Land	7,660,458	7,660,458	1,818,193	9,263,675	3,832	3,832
Other Non Owner-Occupied Commercial Real Estate	9,872,826	10,091,777	1,658,791	9,393,250	235,366	235,366
Direct Financing Leases	811,096	811,096	335,000	663,697	-	-
Residential Real Estate	528,246	528,246	27,355	565,051	-	-
Installment and Other Consumer	49,777	49,777	49,777	432,460	-	-
	$27,361,493	$28,082,198	$7,452,746	$27,128,021	$304,730	$304,730

Total Impaired Loans/Leases:
Commercial and Industrial	$8,824,670	$11,216,670	$3,331,436	$7,744,738	$19,891	$19,891
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,755,937	1,755,937	232,194	1,400,519	45,641	45,641
Commercial Construction, Land Development, and Other Land	10,199,079	10,532,541	1,818,193	10,793,999	3,832	3,832
Other Non Owner-Occupied Commercial Real Estate	12,815,015	13,884,003	1,658,791	10,872,206	235,366	235,366
Direct Financing Leases	1,765,090	1,765,090	335,000	1,744,261	27,089	27,089
Residential Real Estate	1,286,277	1,286,277	27,355	1,286,808	-	-
Installment and Other Consumer	1,611,099	1,611,099	49,777	1,002,002	11,825	11,825
	$38,257,167	$42,051,617	$7,452,746	$34,844,533	$343,644	$343,644

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.                 Loans/Leases Receivable (Continued)

Information for impaired loans/leases for the year ended December 31, 2009 is as follows:

	2009
Classes of Loans/Leases	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$606,372	$248	$248
Commercial Real Estate
Owner-Occupied Commercial Real Estate	26,587	-	-
Commercial Construction, Land Development, and Other Land	124,287	-	-
Other Non Owner-Occupied Commercial Real Estate	573,625	-	-
Direct Financing Leases	1,838,432	-	-
Residential Real Estate	83,274	-	-
Installment and Other Consumer	39,385	-	-
	$3,291,962	$248	$248

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$6,956,591	$88,098	$88,098
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,167,323	36,153	36,153
Commercial Construction, Land Development, and Other Land	10,119,734	-	-
Other Non Owner-Occupied Commercial Real Estate	1,649,138	-	-
Direct Financing Leases	216,591	-	-
Residential Real Estate	197,468	-	-
Installment and Other Consumer	586,584	-	-
	$20,893,429	$124,251	$124,251

Total Impaired Loans/Leases:
Commercial and Industrial	$7,562,963	$88,346	$88,346
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,193,910	36,153	36,153
Commercial Construction, Land Development, and Other Land	10,244,021	-	-
Other Non Owner-Occupied Commercial Real Estate	2,222,763	-	-
Direct Financing Leases	2,055,023	-	-
Residential Real Estate	280,742	-	-
Installment and Other Consumer	625,969	-	-
	$24,185,391	$124,499	$124,499

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.                 Loans/Leases Receivable (Continued)

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of December 31, 2011 and 2010:

	2011
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$324,225,905	$158,955,618	$46,268,554	$310,401,972	$839,852,049
Special Mention (Rating 6)	8,814,497	2,700,496	764,586	13,754,798	26,034,377
Substandard (Rating 7)	17,753,876	6,134,507	13,351,598	25,471,721	62,711,702
Doubtful (Rating 8)	-	-	-	-	-
	$350,794,278	$167,790,621	$60,384,738	$349,628,491	$928,598,128

	2011
Delinquency Status *		Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing		$91,905,699	$96,973,576	$77,126,064	$266,005,339
Nonperforming		1,306,663	1,133,475	1,097,016	3,537,154
		$93,212,362	$98,107,051	$78,223,080	$269,542,493

*Performing = loans/leases accruing and less than 90 days past due.  Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing troubled debt restructurings.

	2010
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

*Performing = loans/leases accruing and less than 90 days past due.  Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing troubled debt restructurings.

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

As of December 31, 2011 and 2010, troubled debt restructurings totaled $20,526,457 and $16,036,789, respectively.

As a result of adopting ASU 2011-02, the Company reassessed all loan/lease modifications that occurred on or after January 1, 2011 for identification as troubled debt restructurings.  The Company identified no additional loans/leases as troubled debt restructurings.

For each class of financing receivable, the following presents the number and recorded investment of troubled debt restructurings, by type of concession, that were restructured during the year ended December 31, 2011.

Classes of Loans/Leases	Number of Loans/Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of maturity
Other Non Owner-Occupied Commercial Real Estate	1	$2,851,134	$2,851,134	$-

CONCESSION - Significant payment delay
Commercial and Industrial	4	$1,175,819	$1,175,819	$-
Other Non Owner-Occupied Commercial Real Estate	2	4,309,589	4,309,589	308,254
Direct Financing Leases	2	633,621	633,621	-
Installment and Other Consumer	1	187,650	187,650	125,928
	9	$6,306,679	$6,306,679	$434,182

CONCESSION - Interest rate adjusted below market
Commercial Construction, Land Development, and Other Land	5	$6,549,376	$6,549,376	$2,203,438

TOTAL	15	$15,707,189	$15,707,189	$2,637,620

Of the troubled debt restructurings reported above, five with post-modification recorded investments totaling $4,480,398 were on nonaccrual.  None of the troubled debt restructurings reported above had partial charge-offs.

For the year ended December 31, 2011, none of the Company’s troubled debt restructurings had redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4.                 Loans/Leases Receivable (Continued)

Loans are made in the normal course of business to directors, executive officers, and their related interests.  The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons.  An analysis of the changes in the aggregate committed amount of loans greater than or equal to $60,000 during the years ended December 31, 2011, 2010, and 2009, was as follows:

	2011	2010	2009

Balance, beginning	$20,796,427	$25,532,422	$26,400,842
Net decrease due to change in related parties	(235,000)	(9,306,435)	(47,727)
Advances	10,674,567	13,576,200	5,451,123
Repayments	(12,080,452)	(9,005,760)	(6,271,816)
Balance, ending	$19,155,542	$20,796,427	$25,532,422

The Company’s loan portfolio includes a geographic concentration in the Midwest.  Additionally, the loan portfolio includes a concentration of loans in certain industries as of December 31, 2011 and 2010 as follows:

	2011		2010
Industry Name	Balance	Percentage of Total Loans/Leases	Balance	Percentage of Total Loans/Leases

Lessors of Non-Residential Buildings	$179,510,937	15%	$154,426,911	13%
Lessors of Residential Buildings	50,029,069	4%	52,582,470	4%
Bank Holding Companies	38,046,779	3%	42,148,505	4%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5.                 Premises and Equipment

The following summarizes the components of premises and equipment as of December 31, 2011 and 2010:

	2011	2010

Land	$5,525,022	$5,525,022
Buildings (useful lives 15 to 50 years)	28,124,868	27,292,176
Furniture and equipment (useful lives 3 to 10 years)	18,882,807	19,197,666
	52,532,697	52,014,864
Less accumulated depreciation	20,791,946	20,896,120
	$31,740,751	$31,118,744

Certain facilities are leased under operating leases.  Rental expense was $290,101, $464,447, and $458,778, for the years ended December 31, 2011, 2010, and 2009, respectively.

Future minimum rental commitments under noncancelable leases are as follows as of December 31, 2011:

Year ending December 31:
2012	$327,811
2013	328,672
2014	306,921
2015	124,929
2016	129,144
Thereafter	419,718
$1,637,195

Note 6.                 Deposits

The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000, was $244,564,702 and $270,663,795 as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, the scheduled maturities of certificates of deposit were as follows:

Year ending December 31:
2012	$244,666,297
2013	40,728,204
2014	19,969,693
2015	21,890,637
2016	10,230,809
$337,485,640

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.                 Short-Term Borrowings

Short-term borrowings as of December 31, 2011 and 2010 are summarized as follows:

	2011	2010

Overnight repurchase agreements with customers	$110,236,450	$118,904,499
Federal funds purchased	103,300,000	22,250,000
	$213,536,450	$141,154,499

Information concerning overnight repurchase agreements with customers is summarized as follows as of December 31, 2011 and 2010:

	2011	2010

Average daily balance during the period	$110,468,792	$108,232,012
Average daily interest rate during the period	0.23%	0.41%
Maximum month-end balance during the period	$117,901,743	$135,143,147
Weighted average rate as of end of period	0.23%	0.50%

Securities underlying the agreements as of end of period:
Carrying value	$197,464,247	$157,042,240
Fair value	197,464,247	157,042,240

The securities underlying the agreements as of December 31, 2011 and 2010 were under the Company's control in safekeeping at third-party financial institutions.

Information concerning federal funds purchased is summarized as follows as of December 31, 2011 and 2010:

	2011	2010

Average daily balance during the period	$33,702,904	$33,896,522
Average daily interest rate during the period	0.27%	0.31%
Maximum month-end balance during the period	$103,300,000	$46,990,000
Weighted average rate as of end of period	0.22%	0.27%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.                 Federal Home Loan Bank Advances

The subsidiary banks are members of the Federal Home Loan Bank (“FHLB”) of Des Moines or Chicago.  As of December 31, 2011 and 2010, the subsidiary banks held $11,516,800 and $12,980,200, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheets.

During the first quarter of 2011, the Company’s largest subsidiary bank, QCBT, prepaid $15,000,000 of FHLB advances with a weighted average interest rate of 4.87% and a weighted average maturity of May 2012.  The fees for prepayment totaled $832,099 and are included in noninterest expenses in the Statement of Income.  In addition, QCBT modified $20,350,000 of fixed rate FHLB advances with a weighted average interest rate of 4.33% and a weighted average maturity of October 2013 into new fixed rate FHLB advances with a weighted average interest rate of 3.35% and a weighted average maturity of February 2014.

During the fourth quarter of 2011, the Company’s smallest subsidiary bank, RB&T, modified $13,000,000 of fixed rate FHLB advances with a weighted average rate of 3.37% and a weighted average maturity of March 2013 into new fixed rate FHLB advances with a weighted average interest rate of 2.29% and a weighted average maturity of February  2016.

Maturity and interest rate information on advances from FHLB as of December 31, 2011 and 2010 is as follows:

	December 31, 2011
		Weighted		Weighted
		Average	Amount Due	Average
		Interest Rate	with	Interest Rate
	Amount Due	at Year-End	Putable Option *	at Year-End
Maturity:
Year ending December 31:
2012	$15,400,000	3.95%	$-	-%
2013	15,000,000	2.35	-	-
2014	27,850,000	3.16	-	-
2015	16,000,000	3.03	-	-
2016	57,500,000	3.91	47,500,000	4.64
Thereafter	73,000,000	3.85	53,000,000	3.97
Total FHLB advances	$204,750,000	3.67	$100,500,000	4.29

	December 31, 2010
		Weighted		Weighted
		Average	Amount Due	Average
		Interest Rate	with	Interest Rate
	Amount Due	at Year-End	Putable Option *	at Year-End
Maturity:
Year ending December 31:
2011	$19,000,000	2.99%	$7,500,000	5.12%
2012	49,750,000	4.43	35,000,000	4.77
2013	24,000,000	2.64	2,000,000	3.48
2014	3,500,000	2.19	-	-
2015	14,000,000	1.68	-	-
Thereafter	128,500,000	4.11	118,500,000	4.13
Total FHLB advances	$238,750,000	3.84	$163,000,000	4.30

*Of the advances outstanding, a large portion have putable options which allow the FHLB, at its discretion, to terminate the advances and require the subsidiary banks to repay at predetermined dates prior to the stated maturity date of the advances.

Advances are collateralized by securities with a carrying value of $14,095,430 and $65,376,627 as of December 31, 2011 and 2010, respectively, and by loans pledged of $413,662,493 and $386,087,610, respectively, in aggregate.  On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9.                 Other Borrowings and Unused Lines of Credit

Other borrowings as of December 31, 2011 and 2010 are summarized as follows:

	2011	2010

Wholesale repurchase agreements	$130,000,000	$135,000,000
364-day revolving note	3,600,000	2,500,000
Series A subordinated notes	2,631,663	2,624,033
Secured borrowings - loan participations sold	-	9,936,379
Other	-	10,373
	$136,231,663	$150,070,785

Maturity and interest rate information concerning wholesale repurchase agreements is summarized as follows:

	December 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
	Amount Due	at Year-End	Amount Due	at Year-End
Maturity:
Year ending December 31:
2011	$-	-%	$5,000,000	3.35%
2015	45,000,000	3.11	45,000,000	3.11
2016	35,000,000	3.67	35,000,000	3.67
Thereafter	50,000,000	3.82	50,000,000	3.82
Total Wholesale Repurchase Agreements	$130,000,000	3.54	$135,000,000	3.53

Each wholesale repurchase agreement has a one-time put option, at the discretion of the counterparty, to terminate the agreement and require the subsidiary bank to repay at predetermined dates prior to the stated maturity date of the agreement.

As of December 31, 2011 and 2010, embedded within $65,000,000 of the wholesale repurchase agreements are interest rate cap options with varying terms.  Of this $65,000,000, $35,000,000 matures in 2016 with the caps expiring in 2013 in conjunction with the one-time put option, and $30,000,000 matures in 2019 with the caps expiring in 2014 in conjunction with the one-time put option.  The interest rate cap options are effected when the 3-month LIBOR rate increases to certain levels.  If that situation occurs, the rate paid will be decreased by the difference between the 3-month LIBOR rate and the particular cap level.  In no case will the rate paid fall below 0.00%.

At December 31, 2010, the Company had a single $20,000,000 secured revolving credit note which matures every 364 days.  At December 31, 2010, the note carried a balance outstanding of $2,500,000.  Interest was payable monthly at the effective LIBOR rate plus 3.00% per annum, as defined by the credit agreement.  As of December 31, 2010, the interest rate on the note was 3.30%.  The note renewed on April 1, 2011.    At December 31, 2011, the note carried a balance outstanding of $3,600,000.  Interest is payable monthly at the effective LIBOR rate plus 3.00% per annum, as defined in the credit agreement.  As of December 31, 2011, the interest rate on the note was 3.27%.

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

The Subordinated Notes are intended to qualify as Tier 2 capital of the Company for regulatory purposes.  The Company used the net proceeds from the sale of the Units to further strengthen the capital positions of the Company and specifically RB&T.

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

Effective in the second quarter of 2011, the government entities guaranteeing the portions of loans the Company typically sells removed the recourse provisions for future sales which allows for sale accounting treatment at the time of sale.  As a result, the Company was able to recognize gains at the time of sale for the sales during the second quarter and in subsequent periods.  In addition, the Company did not have any related secured liabilities at December 31, 2011.

Unused lines of credit of the subsidiary banks as of December 31, 2011 and 2010 are summarized as follows:

	2011	2010

Secured	$72,929,607	$55,035,769
Unsecured	152,500,000	98,500,000
	$225,429,607	$153,535,769

The Company pledges the eligible portion of its municipal securities portfolio and select commercial and industrial and commercial real estate loans to the Federal Reserve Bank of Chicago for borrowing at the Discount Window.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10.               Junior Subordinated Debentures

Junior subordinated debentures are summarized as of December 31, 2011 and 2010 as follows:

	2011	2010

Note Payable to Trust II	$12,372,000	$12,372,000
Note Payable to Trust III	8,248,000	8,248,000
Note Payable to Trust IV	5,155,000	5,155,000
Note Payable to Trust V	10,310,000	10,310,000
	$36,085,000	$36,085,000

A schedule of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities including the amounts outstanding as of December 31, 2011 and 2010, is as follows:

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 12/31/11	Interest Rate as of 12/31/10

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR *	3.22%	6.93%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.22%	3.15%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.20%	2.09%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR **	1.95%	6.62%
		$36,085,000	Weighted Average Rate	2.71%	5.29%

*Rate was fixed at 6.93% until March 31, 2011 when it became variable based on 3-month LIBOR plus 2.85%, reset quarterly.
**Rate was fixed at 6.62% until April 7, 2011, when it became variable based on 3-month LIBOR plus 1.55%, reset quarterly.

Securities issued by Trust II, Trust III, Trust IV, and Trust V mature in thirty years, but all are currently callable at par at anytime.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11.                 Preferred Stock

Preferred stock is summarized as of December 31, 2011 and 2010 as follows:

	2011	2010

Series D Cumulative Perpetual Preferred Stock	-	38,237
Series E Non-Cumulative Convertible Perpetual Preferred Stock	25,000	25,000
Series F Non-Cumulative Perpetual Preferred Stock	40,090	-
	$65,090	$63,237

Series B Non-Cumulative Perpetual Preferred Stock:  The 268 shares of Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) had a stated dividend rate of 8.00%.  On June 30, 2010, the 268 shares of Series B Preferred Stock were exchanged in the issuance of Series E Non-Cumulative Convertible Perpetual Preferred Stock (“Series E Preferred Stock”).  See below for detailed discussion of the issuance of Series E Preferred Stock.

Series C Non-Cumulative Perpetual Preferred Stock:  The 300 shares of Series C Non-Cumulative Perpetual Preferred Stock (“Series C Preferred Stock”) had a stated dividend rate of 9.50%.  On June 30, 2010, the 300 shares of Series C Preferred Stock were exchanged in the issuance of Series E Preferred Stock.  See below for detailed discussion of the issuance of Series E Preferred Stock.

Series D Cumulative Perpetual Preferred Stock and Common Stock Warrant: On February 13, 2009, the Company issued 38,237 shares of Series D Preferred Stock to the U.S. Department of the Treasury (“Treasury”) for an aggregate purchase price of $38,237,000.  The sale of Series D Preferred Stock was a result of the Company’s participation in Treasury’s voluntary Capital Purchase Program (“CPP”).  The Series D Preferred Stock qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  This sale also included the issuance of a warrant (“CPP Warrant”) that allowed Treasury to purchase up to 521,888 shares of the Company’s common stock at an exercise price of $10.99.  The CPP Warrant had a ten-year term and was immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.99 per share of the Company’s common stock.

The proceeds received from the Treasury were allocated to the Series D Preferred Stock and the CPP Warrant based on relative fair value.  The fair value of the Series D Preferred Stock was determined through a discounted future cash flows model using a discount rate of 12%.  The fair value of the CPP Warrant was calculated using the Black-Scholes option pricing model, which includes assumptions regarding the Company’s dividend yield, stock price volatility, and the risk-free interest rate.  The relative fair value of the Series D Preferred Stock and the CPP Warrant on February 13, 2009, was $35.8 million and $2.4 million, respectively.

The Company calculated a discount on the Series D Preferred Stock in the amount of $2.4 million, which was being amortized over a 5 year period.  The effective cost on the Series D Preferred Stock, including the accretion of the discount, was approximately 6.23%.  In determining net income (loss) attributable to the Company’s common stockholders, the periodic accretion and the cash dividend on the preferred stock were subtracted from net income (loss) attributable to the Company.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11.                 Preferred Stock (Continued)

On September 15, 2011, the Company redeemed the 38,237 shares of Series D Preferred Stock simultaneously upon the issuance of the Senior Non-Cumulative Perpetual Preferred Stock, Series F (“Series F Preferred Stock”).  See below for detailed discussion of the issuance of Series F Preferred Stock.  Upon redemption, accretion of the remaining discount, or $1,252,023, was recognized.

Separately, on November 16, 2011, the Company repurchased the CPP Warrant from Treasury for an aggregate price of $1,100,000.  Simultaneous with the repurchase, the Company cancelled the CPP Warrant.

Series E Non-Cumulative Convertible Perpetual Preferred Stock: On June 30, 2010, the Company closed a private placement offering resulting in the issuance of 25,000 shares of Series E Preferred Stock for an aggregate purchase price of $25,000,000, or $1,000 per share (the liquidation amount).  The private placement was fully subscribed and involved the exchange of $20.9 million (gross amount before related issuance costs) of the Company’s previously outstanding Series B Preferred Stock and Series C Preferred Stock and $4.1 million (gross amount before related issuance costs) of new capital from cash investors.

The Series E Preferred Stock carries a stated dividend rate of 7.00% and is perpetually convertible by the holder into shares of common stock at a per share conversion price of $12.15, subject to anti-dilution adjustments upon the occurrence of certain events.  In addition, the Company can exercise a conversion option on or after the third anniversary of the issue date, at the same $12.15 conversion price if the Company’s common stock price equals or exceeds $17.22 for at least 20 trading days in a period of 30 consecutive trading days.  The Series E Preferred Stock was not registered under the Securities Act of 1933, as amended (the “Act”), and was issued pursuant to an exemption from registration under Regulation D of the rules promulgated under the Act.

The Company has the right, at any time after the fifth anniversary of the issuance date, to redeem all, but not less than all, of the shares of Series E Preferred Stock, for an amount per share equal to: (i) $1,000; plus (ii) any declared but unpaid dividends for the then-current dividend period.

The Company’s previously outstanding Series B Preferred Stock and Series C Preferred Stock carried stated dividend rates of 8.00% and 9.50%, respectively.  All of the outstanding shares of Series B and Series C Preferred Stock were exchanged for the newly issued shares of Series E Preferred Stock.

The Series E Preferred Stock is intended to qualify as Tier 1 capital of the Company for regulatory purposes.  The Company used the net proceeds from the issuance to further strengthen its capital and liquidity positions.

Series F Non-Cumulative Perpetual Preferred Stock: On September 15, 2011, the Company issued 40,090 shares of Series F Preferred Stock to the Treasury for an aggregate purchase price of $40,090,000.  The sale of Series F Preferred Stock is the result of an investment by Treasury from the Small Business Lending Fund (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.  As a requirement of the SBLF, simultaneously, the Company redeemed the 38,327 shares of Series D Preferred Stock, at an aggregate price of $38,237,000, plus accrued and unpaid dividends to the date of redemption of $159,321.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11.                 Preferred Stock (Continued)

The Series F Preferred Stock qualifies as Tier 1 capital of the Company.  Non-cumulative dividends are payable quarterly on the Series F Preferred Stock, and the dividend rate is based on changes in the level of “Qualified Small Business Lending” or “QSBL” by the Company’s wholly owned bank subsidiaries, QCBT, CRBT and RB&T.  Based upon the change in the banks’ level of QSBL over the baseline level (as defined by SBLF, the baseline is the average of QSBL for the last two quarters of 2009 and the first two quarters of 2010), the dividend rate for the initial dividend period, which was from the date of issuance through September 30, 2011, was set at 5%, and the dividend rate for the fourth quarter of 2011 has also been set at 5%.  For the 2nd through 10th calendar quarters, the annual dividend rate may be adjusted to between 1% and 5%, to reflect the amount of change in the banks’ level of QSBL.  For the 11th calendar quarter through 4.5 years after issuance, the dividend rate will be fixed at between 1% and 5%, based upon the increase in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013), or will be fixed at 7% if there is no increase or there is a decrease in QSBL during such period. In addition, beginning on April 1, 2014 and ending on April 1, 2016, if there is no increase or there is a decrease in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013), because of the Company’s participation in the CPP, the Company will be subject to an additional lending incentive fee of 2% per year. After 4.5 years from issuance, the dividend rate will increase to 9%.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.                 Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009

Current	$2,639,670	$1,193,245	$(2,511,516)
Deferred	1,228,529	1,256,004	2,758,856
	$3,868,199	$2,449,249	$247,340

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2011, 2010, and 2009:

	Years Ended December 31,
	2011		2010		2009
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Computed "expected" tax expense	$4,899,324	35.0%	$3,239,941	35.0%	$803,660	35.0%
Effect of graduated tax rates interest	(139,981)	(1.0)	(92,570)	(1.0)	(22,962)	(1.0)
Tax exempt income, net	(692,742)	(4.9)	(556,682)	(6.0)	(589,224)	(25.7)
Bank-owned life insurance	(490,491)	(3.5)	(451,457)	(4.9)	(421,618)	(18.4)
State income taxes, net of federal benefit, current year	533,250	3.8	330,917	3.6	229,531	10.0
Change in unrecognized tax benefits	2,074	-	71,671	0.8	290,454	12.7
Noncontrolling interests	(148,995)	(1.1)	(75,156)	(0.8)	(94,154)	(4.1)
Other	(94,240)	(0.7)	(17,415)	(0.2)	51,653	2.3
	$3,868,199	27.6%	$2,449,249	26.5%	$247,340	10.8%

Changes in the unrecognized tax benefits included in other liabilities are as follows for the years ended December 31, 2011 and 2010:

	2011	2010

Balance, beginning	$1,034,025	$1,220,481
Impact of tax positions taken during current year	245,441	228,650
Gross decrease related to tax positions of prior years	-	(298,470)
Gross increase related to tax positions of prior years	89,310	37,982
Reduction as a result of a lapse of the applicable statute of limitations	(220,227)	(154,618)
Balance, ending	$1,148,549	$1,034,025

Included in the unrecognized tax benefits liability at December 31, 2011 are potential benefits of approximately $805,000 that, if recognized, would affect the effective tax rate.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.                 Federal and State Income Taxes (Continued)

The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return.  At December 31, 2011 and 2010, accrued interest on uncertain tax positions was approximately $343,500 and $265,700, respectively.  Estimated interest related to the underpayment of income taxes is classified as a component of “income taxes” in the statements of income and totaled $98,500 and $48,600 for the years ended December 31, 2011 and 2010, respectively.

The Company’s federal income tax returns are open and subject to examination from the 2008 tax return year and forward. Various state franchise and income tax returns are generally open from the 2007 and later tax return years based on individual state statute of limitations.

The net deferred tax assets (liabilities) included with other assets on the consolidated balance sheets consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
Alternative minimum tax credits	$1,941,088	$1,325,806
Compensation	4,934,312	4,388,156
Loan/lease losses	5,130,551	6,505,382
Deferred loan origination fees, net	240,063	230,788
Other	285,590	214,181
	12,531,604	12,664,313
Deferred tax liabilities:
Net unrealized gains on securities available for sale	2,940,792	430,786
Premises and equipment	1,580,272	885,228
Equipment financing leases	10,596,280	10,365,302
Investment accretion	43,648	43,516
Other	417,996	248,330
	15,578,988	11,973,162
Net deferred tax asset (liability)	$(3,047,384)	$691,151

The change in deferred income taxes was reflected in the consolidated financial statements as follows for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009

Provision for income taxes	$1,228,529	$1,256,004	$2,758,856
Statement of stockholders' equity- accumulated other comprehensive income, unrealized gains (losses) on securities available for sale, net	2,510,006	348,376	(1,742,457)
	$3,738,535	$1,604,380	$1,016,399

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13.                 Employee Benefit Plans

The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions.  All employees are eligible to participate in the plan.  The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee's compensation.  Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation.  Company contributions for the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009

Matching contribution	$929,869	$875,138	$856,781
Discretionary contribution	150,000	99,400	22,212
	$1,079,869	$974,538	$878,993

The Company has entered into nonqualified supplemental executive retirement plans (“SERPs”) with certain executive officers.  The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified plans.  During the years ended December 31, 2011, 2010, and 2009, the Company expensed $190,105, $157,261, and $340,608, respectively, related to these plans.  As of December 31, 2011 and 2010, the liability related to the SERPs, included in other liabilities, was $2,630,060 and $2,556,955, respectively.  Payments in the amount of $117,000 were made in both 2011 and 2010.

The Company has entered into deferred compensation agreements with certain executive officers.  Under the provisions of the agreements, the officers may defer compensation and the Company matches the deferral up to certain maximums.  The Company’s matching contribution varies by officer and is a maximum of between $10,000 and $20,000 annually.  Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate subject to a minimum of 6% and a maximum of 12% with such limits differing by officer.  The Company has also entered into deferred compensation agreements with certain management officers.  Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums.  The Company’s matching contribution differs by officer and is a maximum between 4% and 10% of officer’s compensation.  Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate plus one percentage point, and has a minimum of 4% and shall not exceed 8%.  Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments.  As of December 31, 2011 and 2010, the liability related to the agreements totals $4,202,733 and $3,469,525, respectively.

Changes in the deferred compensation agreements, included in other liabilities, are as follows for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009

Balance, beginning	$3,469,525	$2,734,989	$2,931,741
Company expense	414,478	369,950	474,431
Employee deferrals	381,616	371,374	355,887
Cash payments made	(62,886)	(6,788)	(1,027,070)
Balance, ending	$4,202,733	$3,469,525	$2,734,989

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.                 Stock-Based Compensation

Stock-based compensation expense was reflected in the consolidated financial statements as follows for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009

Stock option and incentive plans	$587,900	$475,835	$562,063
Stock purchase plan	58,519	57,436	47,650
Stock appreciation rights	49,988	(45,159)	(96,750)
	$696,407	$488,112	$512,963

Stock option and incentive plans:

The Company’s Board of Directors adopted in January 2008, and the stockholders approved in May 2008, the QCR Holdings, Inc. 2008 Equity Incentive Plan (“2008 Equity Incentive Plan”).  Up to 250,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 2008 Equity Incentive Plan.  As of December 31, 2011, there are 22,130 remaining options available for grant under this plan.  The Company’s Board of Directors adopted in February 2010, and the stockholders approved in May 2010, the QCR Holdings, Inc. 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”).  Up to 350,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of the nonqualified stock options and restricted stock granted under the 2010 Equity Incentive Plan.  As of December 31, 2011, there were 208,576 remaining options available for grant under this plan.  The Stock Option Plan, the 1997 Stock Incentive Plan, the 2004 Stock Incentive Plan, the 2008 Equity Incentive Plan, and the 2010 Equity Incentive Plan  (collectively, “the stock option plans”) are administered by the Compensation Committee appointed by the Board of Directors (the “Committee”).

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

A summary of the stock option plans as of December 31, 2011, 2010, and 2009 and changes during the years then ended is presented below:

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.                 Stock-Based Compensation (Continued)

	December 31,
	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning	510,612	$14.04	474,416	$14.44	408,465	$15.38
Granted	73,250	8.23	67,760	9.00	75,740	9.21
Exercised	(36,459)	8.30	(5,754)	10.24	-	-
Forfeited	(12,273)	8.28	(25,810)	9.68	(9,789)	13.24
Outstanding, ending	535,130	13.85	510,612	14.04	474,416	14.44

Exercisable, ending	355,398		321,336		285,293

Weighted average fair value per option of options granted during the period	$2.74		$2.89		$2.71

A further summary of options outstanding as of December 31, 2011 is presented below:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$7.45 to $8.93	68,125	8.77	$8.09	6,325	$8.34
$9.00 to $11.64	161,995	6.98	9.25	67,778	9.44
$13.25 to $16.85	157,805	5.70	15.94	134,590	15.94
$17.00 to $18.60	50,320	3.74	18.06	49,820	18.06
$18.67 to $20.90	67,885	3.17	19.48	67,885	19.48
$21.00 to $22.00	29,000	3.17	21.28	29,000	21.28
	535,130			355,398

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.                 Stock-Based Compensation (Continued)

Stock purchase plan:

The Company’s Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the “Purchase Plan”).  As of January 1, 2011, there were 96,797 shares of common stock available for issuance under the Purchase Plan.  For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered.  The purchase price is the lesser of 90% of the fair market value at the date of the grant or the investment date.  The investment date, as established by the Board of Directors, is the date common stock is purchased after the end of each calendar quarter during an offering period.  The maximum dollar amount any one participant can elect to contribute in an offering period is $7,500.  Additionally, the maximum percentage that any one participant can elect to contribute is 8% of his or her compensation for the years ended December 31, 2011, 2010, and 2009.  During the year ended December 31, 2011, 34,860 shares were granted and 36,174 purchased.  Shares granted during the year ended December 31, 2011 had a weighted average fair value of $1.68 per share.

Stock appreciation rights:

The 1997 Stock Incentive Plan and 2004 Stock Incentive Plan allow the granting of stock appreciation rights (“SARs”).  SARs are rights entitling the grantee to receive cash equal to the fair market value of the appreciation in the market value of a stated number of shares from the date of grant.  Like options, the number and exercise price of SARs granted is determined by the Committee.  The SARs vest 20% per year, and the term of the SARs may not exceed 10 years from the date of the grant.  As of December 31, 2011, 2010, and 2009, there were 0, 36,350, and 52,800 SARs, respectively, outstanding and exercisable.  As of December 31, 2011 and 2010, the liability related to the SARs totals $0 and $17,339, respectively.  Payments made on SARs were $67,326, $35,040, and $0 during the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011, all SARs have expired or been paid out.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15.                 Regulatory Capital Requirements and Restrictions on Dividends

The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks’ financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).   Management believes, as of December 31, 2011 and 2010, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.  The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2011 and 2010 are also presented in the following table (dollars in thousands).  As of December 31, 2011 and 2010, the subsidiary banks met the requirements to be “well capitalized”.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2011:
Company:
Total risk-based capital	$191,419	13.84%	$110,686	>	8.0%	N/A		N/A
Tier 1 risk-based capital	169,360	12.24%	55,343	>	4.0%	N/A		N/A
Tier 1 leverage	169,360	8.70%	77,857	>	4.0%	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$98,382	13.03%	$60,391	>	8.0%	$75,488	>	10.00%
Tier 1 risk-based capital	90,336	11.97%	30,195	>	4.0	45,293	>	6.00%
Tier 1 leverage	90,336	8.21%	44,009	>	4.0	55,012	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$56,312	14.44%	$31,198	>	8.0%	$38,998	>	10.00%
Tier 1 risk-based capital	51,415	13.18%	15,599	>	4.0	23,399	>	6.00%
Tier 1 leverage	51,415	9.02%	22,807	>	4.0	28,509	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$36,259	15.27%	$19,001	>	8.0%	$23,752	>	10.00%
Tier 1 risk-based capital	33,277	14.01%	9,501	>	4.0	14,251	>	6.00%
Tier 1 leverage	33,277	11.31%	11,770	>	4.0	14,713	>	5.00%

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16.                 Earnings Per Common Share

The following information was used in the computation of basic and diluted earnings per common share for the years ended December 31, 2011, 2010, and 2009:

	2011		2010	2009

Net income	$10,129,869		$6,807,726	$2,048,831
Less: Net income attributable to noncontrolling interests	438,221		221,047	276,923
Net income attributable to QCR Holdings, Inc.	$9,691,648		$6,586,679	$1,771,908

Less: Preferred stock dividends and discount accretion	5,283,885	*	4,128,104	3,843,924
Net income (loss) attributable to QCR Holdings, Inc. common stockholders	$4,407,763		$2,458,575	$(2,072,016)

Earnings (loss) per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$0.93		$0.54	$(0.46)
Diluted	$0.92		$0.53	$(0.46)

Weighted average common shares outstanding	4,724,781		4,593,096	4,540,792

Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan **	64,245		25,146	- ***
Weighted average common and common equivalent shares outstanding	4,789,026		4,618,242	4,540,792 ***

*For the year ended December 31, 2011, includes approximately $1.2 million of accelerated accretion of discount on the redemption of Series D Preferred Stock during the third quarter of 2011.  See Note 11 for additional information.
**Excludes anti-dilutive shares of 546,521 and 1,013,929 at December 31, 2011 and 2010, respectively.
***In accordance with U.S. GAAP, the common equivalent shares are not considered in the calculation of diluted earnings per share as the numerator is a net loss.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17.                 Commitments and Contingencies (Continued)

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments.  The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount.  If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer.  At December 31, 2011 and 2010, no amounts had been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.

As of December 31, 2011 and 2010, commitments to extend credit aggregated $393,559,000 and $471,683,000, respectively.  As of December 31, 2011 and 2010, standby letters of credit aggregated $8,250,000 and $11,454,000, respectively.  Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $3,832,760 and $14,084,859 as of December 31, 2011 and 2010, respectively.  These amounts are included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions.  Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as, breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc.  Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency.  Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $51,129,561 and $68,875,211 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2011 and 2010, respectively.  The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2011, 2010, and 2009.  In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

Aside from cash on-hand and in-vault, the majority of the Company's cash is maintained at upstream correspondent banks.  The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $22,455,000 and $68,275,499 as of December 31, 2011 and 2010, respectively.  In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.  In addition, some of the Company’s cash maintained at upstream correspondent banks is in non-interest bearing deposit accounts.  In accordance with the FDIC’s Transaction Account Guarantee (“TAG”) Program, cash maintained in non-interest bearing deposit accounts is fully insured at those institutions that did not opt out of participation in the TAG Program.  For those institutions that did not opt out, the TAG Program was effective through December 31, 2010. Effective January 1, 2011 through December 31, 2012, the FDIC has carried forward similar unlimited insurance coverage for non-interest bearing deposits.

In an arrangement with Goldman Sachs and Company (“Goldman Sachs”), certain subsidiary banks offer a cash management program for select customers.  Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund administered by Goldman Sachs.  At December 31, 2011 and 2010, the Company had $57,332,572 and $59,978,364, respectively of customer funds invested in this cash management program.

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

Note 18.                 Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2011
	March	June	September	December
	2011	2011	2011	2011

Total interest income	$18,651,232	$19,862,076	$19,569,430	$19,640,510
Total interest expense	6,442,430	5,911,021	5,740,726	5,484,215
Net interest income	12,208,802	13,951,055	13,828,704	14,156,295
Provision for loan/lease losses	1,067,664	1,672,221	2,456,965	1,419,164
Noninterest income	5,057,124	4,173,381	4,335,307	3,896,066
Noninterest expense	13,012,271	12,555,547	12,773,149	12,651,685
Income before taxes	3,185,991	3,896,668	2,933,897	3,981,512
Federal and state income tax expense	954,507	1,123,454	667,296	1,122,942
Net income	$2,231,484	$2,773,214	$2,266,601	$2,858,570
Less net income attributable to noncontrolling interests	106,524	98,245	103,446	130,006
Net income attributable to QCR Holdings, Inc.	$2,124,960	$2,674,969	$2,163,155	$2,728,564

Earnings per common share:
Basic	$0.23	$0.35	$(0.01)	$0.36
Diluted	$0.23	$0.34	$(0.01)	$0.35

	Year Ended December 31, 2010
	March	June	September	December
	2010	2010	2010	2010

Total interest income	$20,476,577	$20,359,099	$19,740,256	$19,521,434
Total interest expense	7,656,009	7,828,007	7,576,681	7,172,901
Net interest income	12,820,568	12,531,092	12,163,575	12,348,533
Provision for loan/lease losses	1,603,229	1,376,189	1,434,232	3,049,968
Noninterest income	2,831,637	3,538,070	4,358,286	4,677,895
Noninterest expense	12,441,922	12,214,586	12,133,765	11,758,790
Income before taxes	1,607,054	2,478,387	2,953,864	2,217,670
Federal and state income tax expense	392,121	678,550	829,992	548,586
Net income	$1,214,933	$1,799,837	$2,123,872	$1,669,084
Less net income (loss) attributable to noncontrolling interests	(77,076)	62,336	109,786	126,001
Net income attributable to QCR Holdings, Inc.	$1,292,009	$1,737,501	$2,014,086	$1,543,083

Earnings per common share:
Basic	$0.06	$0.15	$0.21	$0.11
Diluted	$0.06	$0.15	$0.21	$0.11

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19.                 Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):

Condensed Balance Sheets
December 31, 2011 and 2010

Assets	2011	2010

Cash and due from banks	$3,542,484	$28,660
Interest-bearing deposits at financial institutions	183,176	181,949
Securities available for sale, at fair value	1,252,658	1,343,243
Investment in bank subsidiaries	181,045,066	170,831,946
Investment in nonbank subsidiaries	2,510,382	2,644,333
Other assets	5,196,321	5,120,332
Total assets	$193,730,087	$180,150,463

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$6,231,663	$5,124,033
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	9,032,260	8,018,941
Total liabilities	51,348,923	49,227,974

Stockholders' Equity:
Preferred stock	65,090	63,237
Common stock	4,879,435	4,732,428
Additional paid-in capital	89,702,533	86,478,269
Retained earnings	44,585,902	40,550,900
Accumulated other comprehensive income	4,754,714	704,165
Treasury stock	(1,606,510)	(1,606,510)
Total stockholders' equity	142,381,164	130,922,489
Total liabilities and stockholders' equity	$193,730,087	$180,150,463

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19.                 Parent Company Only Financial Statements (Continued)

Condensed Statements of Operations
Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009

Total interest income	$62,521	$43,157	$34,285
Equity in net income of bank subsidiaries	14,449,843	11,223,115	6,921,939
Equity in net income (loss) of nonbank subsidiaries	174,058	199,285	(282,712)
Other	129,773	46,030	254,375
Total income	14,816,195	11,511,587	6,927,887

Interest expense	1,562,323	2,296,446	2,303,020
Salaries and employee benefits	4,078,474	3,153,062	3,572,419
Professional and data processing fees	1,103,910	1,192,225	1,098,487
Other-than-temporary impairment losses on securities	118,847	-	206,369
Other	783,460	743,859	504,750
Total expenses	7,647,014	7,385,592	7,685,045

Income (loss) before income tax benefit	7,169,181	4,125,995	(757,158)

Income tax benefit	2,522,467	2,460,684	2,529,066
Net income	$9,691,648	$6,586,679	$1,771,908

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19.                 Parent Company Only Financial Statements (Continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$9,691,648	$6,586,679	$1,771,908
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of (less than) earnings of:
Bank subsidiaries	(4,449,843)	(4,573,115)	1,103,061
Nonbank subsidiaries	133,951	(141,234)	558,254
Depreciation	54	590	724
Other-than-temporary impairment losses on securities	118,847	-	206,369
Stock-based compensation expense	646,419	533,271	609,713
Increase in other assets	(65,205)	(2,935,064)	(637,605)
Increase in other liabilities	658,610	926,645	358,824
Net cash provided by operating activities	6,734,481	397,772	3,971,248

Cash Flows from Investing Activities:
Net increase in interest-bearing deposits at financial instituions	(1,227)	(940)	(1,948)
Purchase of securities available for sale	(58,149)	(27,980)	(221,365)
Capital infusion, bank subsidiaries	(1,693,679)	(2,700,000)	(36,935,000)
Net cash used in investing activities	(1,753,055)	(2,728,920)	(37,158,313)

Cash Flows from Financing Activities:
Net increase (decrease) in other borrowings	1,107,630	(2,491,727)	-
Proceeds from issuance of Series A Subordinated Notes and detachable warrants to purchase 54,000 shares of common stock	-	2,700,000	-
Payment of cash dividends on common and preferred stock	(3,712,493)	(4,052,089)	(3,595,221)
Proceeds from issuance of Series F Noncumulative Perpetual Preferred Stock, net	39,996,922	-	-
Redemption of Series D Cumulative Perpetual Preferred Stock, net	(38,237,000)	-	-
Repurchase of 521,888 shares of common stock warrants issued in conjunction with Series D Cumulative Perpetual Preferred Stock	(1,100,000)	-	-
Proceeds from issuance of Series E Noncumulative Convertible Perpetual Preferred Stock, net	-	3,187,233	-
Proceeds from issuance of Series D Cumulative Perpetual Preferred Stock and common stock warrant, net	-	-	38,052,823
Proceeds from issuance of common stock, net	477,339	261,547	226,441
Purchase of noncontrolling interests	-	(149,032)	(78,960)
Net cash (used in) provided by financing activities	(1,467,602)	(544,068)	34,605,083

Net increase (decrease) in cash and due from banks	3,513,824	(2,875,216)	1,418,018

Cash and due from banks:
Beginning	28,660	2,903,876	1,485,858
Ending	$3,542,484	$28,660	$2,903,876

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

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis comprise the following at December 31, 2011 and 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2011:
Securities available for sale:
U.S. govt. sponsored agency securities	$428,955,220	$-	$428,955,220	$-
Residential mortgage-backed securities	108,853,749	-	108,853,749	-
Municipal securities	25,689,364	-	25,689,364	-
Trust preferred securities	80,800	-	80,800	-
Other securities	1,450,158	191,506	1,258,652	-
	$565,029,291	$191,506	$564,837,785	$-

December 31, 2010:
Securities available for sale:
U.S. govt. sponsored agency securities	$402,225,356	$-	$402,225,356	$-
Residential mortgage-backed securities	70,438	-	70,438	-
Municipal securities	20,603,480	-	20,603,480	-
Trust preferred securities	78,000	-	78,000	-
Other securities	1,569,493	209,680	1,359,813	-
	$424,546,767	$209,680	$424,337,087	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy during the years ended December 31, 2011 or 2010.

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

Assets measured at fair value on a non-recurring basis comprise the following at December 31, 2011 and 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2011:
Impaired loans/leases	$18,361,757	$-	$-	$18,361,757
Other real estate owned	9,056,619	-	-	9,056,619
	$27,418,376	$-	$-	$27,418,376

December 31, 2010:
Impaired loans/leases	$21,501,447	$-	$-	$21,501,447
Other real estate owned	9,217,488	-	-	9,217,488
	$30,718,935	$-	$-	$30,718,935

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

For impaired loans/leases and other real estate owned, the Company records carrying value at fair value less disposal or selling costs.  The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the years ended December 31, 2011 or 2010.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20.                 Fair Value (Continued)

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	As of December 31, 2011		As of December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Cash and due from banks	$53,136,710	$53,136,710	$42,030,806	$42,030,806
Federal funds sold	20,785,000	20,785,000	61,960,000	61,960,000
Interest-bearing deposits at financial institutions	26,750,602	26,750,602	39,745,611	39,745,611
Investment securities:
Held to maturity	200,000	200,000	300,000	300,000
Available for sale	565,029,291	565,029,291	424,546,767	424,546,767
Loans/leases receivable, net	1,181,956,235	1,202,817,000	1,152,173,947	1,169,015,000
Accrued interest receivable	6,510,021	6,510,021	6,435,989	6,435,989
Deposits	1,205,457,788	1,209,197,000	1,114,815,857	1,118,245,000
Short-term borrowings	213,536,450	213,536,450	141,154,499	141,154,499
Federal Home Loan Bank advances	204,750,000	223,678,000	238,750,000	254,307,000
Other borrowings	136,231,663	151,813,000	150,070,785	161,454,000
Junior subordinated debentures	36,085,000	18,444,000	36,085,000	23,856,000
Accrued interest payable	1,551,842	1,551,842	2,167,648	2,167,648

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

The Company’s All Other segment includes the operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds.  This segment includes the corporate operations of the parent and the 91% owned real estate holding operations of VPHC.

Selected financial information on the Company's business segments, with all intercompany accounts and transactions eliminated, is presented as follows for the years ended December 31, 2011, 2010, and 2009:

	Commercial Banking
	Quad City	Cedar Rapids	Rockford	Wealth		Intercompany	Consolidated
	Bank & Trust	Bank & Trust	Bank & Trust	Management	All other	Eliminations	Total

Twelve Months Ended December 31, 2011
Total revenue	$47,952,867	$28,406,789	$13,518,534	$5,477,913	$228,900	$(399,877)	$95,185,126
Net interest income	30,831,946	15,856,555	9,085,293	-	(1,628,938)	-	54,144,856
Net income attributable to QCR Holdings, Inc.	8,176,665	5,154,769	329,251	789,159	(4,733,869)	(24,327)	9,691,648
Total assets	1,113,435,783	560,076,246	294,382,640	-	14,826,484	(16,111,099)	1,966,610,054
Provision for loan/lease losses	2,735,014	1,655,000	2,226,000	-	-	-	6,616,014
Goodwill	3,222,688	-	-	-	-	-	3,222,688

Twelve Months Ended December 31, 2010
Total revenue	$47,708,698	$29,221,682	$13,718,493	$5,103,747	$147,577	$(396,943)	$95,503,254
Net interest income	28,664,024	15,568,717	8,041,016	-	(2,409,989)	-	49,863,768
Net income attributable to QCR Holdings, Inc.	5,767,982	3,565,637	729,714	1,159,782	(4,581,870)	(54,566)	6,586,679
Total assets	1,025,699,414	546,789,724	271,378,714	-	11,622,441	(18,855,077)	1,836,635,216
Provision for loan/lease losses	2,457,618	4,200,000	806,000	-	-	-	7,463,618
Goodwill	3,222,688	-	-	-	-	-	3,222,688

Twelve Months Ended December 31, 2009
Total revenue	$54,609,088	$28,835,238	$13,458,331	$4,391,039	$249,524	$(385,340)	$101,157,880
Net interest income	31,394,507	15,380,412	6,443,055	-	(2,949,869)	393,562	50,661,667
Net income attributable to QCR Holdings, Inc.	5,790,506	2,317,498	(2,245,366)	672,647	(4,633,185)	(130,192)	1,771,908
Total assets	975,774,394	542,739,913	265,791,702	-	11,656,970	(16,316,872)	1,779,646,107
Provision for loan/lease losses	8,238,517	4,750,000	3,987,000	-	-	-	16,975,517
Goodwill	3,222,688	-	-	-	-	-	3,222,688

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures.  An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2011.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2011. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

McGladrey & Pullen, LLP, the Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011, which is included on the following pages of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
QCR Holdings, Inc.

We have audited QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. QCR Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, QCR Holdings, Inc. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 8, 2012 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Davenport, Iowa
March 8, 2012

Changes in Internal Control Over Financial Reporting.  During 2005, the Company underwent a comprehensive effort to ensure compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002.  Continuing enhancements to the Company’s control environment were made during 2011 as part of the Company’s ongoing efforts to improve internal control over financial reporting.  There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this report that have materially effected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Election of Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management and Directors” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

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

3.1
Certificate of Incorporation of QCR Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the period ended September 30, 2011).

3.2	Bylaws of QCR Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated May 18, 2010).

4.1	Form of 6.00% Series A Subordinated Note due September 1, 2018 (incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed on March 22, 2010).

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of Registrant’s Form 8-K filed March 22, 2010).

4.3	Form of Stock Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series F (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on September 16, 2011).

10.1	Employment Agreement between QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated January 1, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.2	Lease Agreement between Quad City Bank and Trust Company and 56 Utica L.L.C. (incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended June 30, 2000).

10.3
Employment Agreement between Cedar Rapids Bank and Trust Company and Larry J. Helling dated January 1, 2004 (incorporated by reference to Exhibit 10.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.4
Employment Agreement between QCR Holdings, Inc. and Todd A. Gipple dated January 1, 2004 (incorporated by reference to Exhibit 10.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.5	QCR Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-8, file No. 333-101356 dated November 20, 2002).

10.6	Dividend Reinvestment Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit 99.1 of Registrant’s Form S-3D, File No. 333-102699 dated January 24, 2003).

10.7
Indenture by and between QCR Holdings, Inc. / QCR Holdings Statutory Trust II and U.S. Bank National Association, as debenture and institutional trustee, dated February 18, 2004 (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.8
Indenture by and between QCR Holdings, Inc. / QCR Holdings Statutory Trust III and U.S. Bank National Association, as debenture and institutional trustee, dated February 18, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.9
Lease Agreement between Quad City Bank and Trust Company and 127 North Wyman Development, L.L.C. dated November 3, 2004 (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.10	2004 Stock Incentive Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit B of Registrant’s Form Pre 14A, filed March 5, 2004, File No. 000-22208).

10.11	QCR Holdings, Inc. 2008 Equity Incentive Plan (incorporated by reference to Appendix A to QCR Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A dated March 25, 2008).

10.12
Indenture by and between QCR Holdings, Inc./QCR Holdings Statutory Trust IV and Wells Fargo Bank, National Association, as debenture and institutional trustee, dated May 4, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.13
Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht dated August 26, 2005 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.14
Indenture by and between QCR Holdings, Inc./QCR Holdings Statutory Trust V and Wells Fargo Bank, National Association, as debenture and institutional trustee, dated February 24, 2006 (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 2005).

10.15
Employment Agreement by and between QCR Holdings, Inc., Quad City Bank and Trust Company and Michael A. Bauer, as amended and restated December 14, 2006 (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 2006).

10.16
First Amendment to the Employment Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 27, 2008 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.17
First Amendment to the Employment Agreement between Cedar Rapids Bank and Trust Companyand Larry J. Helling dated December 30, 2008 (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.18
First Amendment to the Employment Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 30, 2008 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.19	Executive Deferred Compensation Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

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

10.29	QCR Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A dated March 22, 2010).

10.30
Securities Purchase Agreement, dated September 15, 2011, between the Registrant and the Secretary of the Treasury, with respect to the issuance and sale of the Series F Preferred Stock (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated September 16, 2011).

10.31
Repurchase Document, dated September 15, 2011, between the Registrant and the United States Department of the Treasury, with respect to the repurchase of the Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated September 16, 2011).

10.32
Warrant Letter Agreement, dated November 16, 2011, between the Registrant and the United States Department of the Treasury, with respect to the repurchase of the warrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated November 17, 2011).

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

101**
Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

**As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QCR HOLDINGS, INC.

Dated: March 8, 2012	By:	/s/ Douglas M. Hultquist
Douglas M. Hultquist
President and Chief Executive Officer

Dated: March 8, 2012	By:	/s/ Todd A. Gipple
Todd A. Gipple
Executive Vice President, Chief Operating Officer, and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Brownson	Chairman of the Board of Directors	March 8, 2012
James J. Brownson

/s/ Douglas M. Hultquist	President, Chief Executive	March 8, 2012
Douglas M. Hultquist	Officer and Director

/s/ Pat S. Baird	Director	March 8, 2012
Pat S. Baird

/s/ Todd A. Gipple	Director	March 8, 2012
Todd A. Gipple

/s/ Larry J. Helling	Director	March 8, 2012
Larry J. Helling

/s/ Mark C. Kilmer	Director	March 8, 2012
Mark C. Kilmer

/s/ John K. Lawson	Director	March 8, 2012
John K. Lawson

/s/ Charles M. Peters	Director	March 8, 2012
Charles M. Peters

/s/ Ronald G. Peterson	Director	March 8, 2012
Ronald G. Peterson

/s/ John A. Rife	Director	March 8, 2012
John A. Rife

/s/ Donna J. Sorensen, J.D.	Director	March 8, 2012
Donna J. Sorensen, J.D.

/s/ John D. Whitcher	Director	March 8, 2012
John D. Whitcher

/s/ Marie Z. Ziegler	Director	March 8, 2012
Marie Z. Ziegler

APPENDIX A

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Iowa Superintendent of Banking (the “Iowa Superintendent”), the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), and the newly created Bureau of Consumer Financial Protection (the “Bureau”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”), securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities and rules administered by the NASDAQ Global Market have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and its subsidiary Banks, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders.  These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.   Moreover, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (“Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which Treasury invests.

The Company and its subsidiary Banks are also subject to regular examination by their respective regulatory authorities, which results in examination reports and ratings (that are not publicly available) that can impact the conduct and growth of business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, sensitivity to market risk, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and its subsidiaries.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provision.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law.  The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: creates a Bureau of Consumer Financial Protection authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of the derivatives markets; and enhances oversight of credit rating agencies.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies.   Some of the required regulations have been issued and some have been released for public comment, but many have yet to be released in any form.  Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company will continue to evaluate the effect of the changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and its subsidiaries.

The Increasing Importance of Capital

While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis. Not only will capital requirements increase, but the type of instruments that constitute capital will also change, and, as a result of the Dodd-Frank Act, after a phase-in period, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions.  Moreover, the actions of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called “Basel III,” discussed below, will have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.

Required Capital Levels.  The Dodd-Frank Act mandates the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. As the Company has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

Under current federal regulations, the subsidiary Banks are subject to, and, after a phase-in period, the Company will be subject to, the following minimum capital standards: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  For this purpose, Tier 1 capital consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus Tier 2 capital, which includes other non-permanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the Banks’ allowances for loan and lease losses.

The capital requirements described above are minimum requirements.  Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities, may qualify for expedited processing of other required notices or applications and may accept brokered deposits.  Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company (see “—Acquisitions, Activities and Changes in Control” below) is a requirement that all of its depository institution subsidiaries be “well-capitalized.”  Under the Dodd-Frank Act, that requirement is extended such that, as of July 21, 2011, bank holding companies, as well as their depository institution subsidiaries, had to be well-capitalized in order to operate as financial holding companies.  Under the capital regulations of the Federal Reserve, in order to be “well-capitalized” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

It is important to note that certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in a Tier 1 capital determination.  Once fully implemented, these provisions may represent regulatory capital requirements which are meaningfully more stringent than those outlined above.

Prompt Corrective Action.  A banking organization’s capital plays an important role in connection with regulatory enforcement as well.  Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2011: (i) none of the Banks was subject to a directive from the Federal Reserve to increase capital to an amount in excess of the minimum regulatory capital requirements; (ii) each Bank exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) each Bank was “well-capitalized,” as defined by Federal Reserve regulations.  As of December 31, 2011, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank capital requirements.

Basel III.   The current risk-based capital guidelines that apply to the Banks and will apply to the Company are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more).  Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for banking organizations in the United States and around the world, known as Basel III.  The agreement is currently supported by the U.S. federal banking agencies.  As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019.  Basel III requires, among other things: (i) a new required ratio of minimum common equity equal to 7% of total assets (4.5% plus a capital conservation buffer of 2.5%); (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of total assets; (iii) an increase in the minimum required amount of total capital, from the current level of 8% to 10.5% (including 2.5% attributable to the capital conservation buffer).  The purpose of the conservation buffer (to be phased in from January 2016 until January 1, 2019) is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. There will also be a required countercyclical buffer to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth.

Pursuant to Basel III, certain deductions, including minority interests in financial institutions, mortgage servicing rights and deferred tax assets from timing differences, would be deducted in increasing percentages beginning January 1, 2014, and would be fully deducted from common equity by January 1, 2018.

The Basel III agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013.  At that time, the U.S. federal banking agencies, including the Federal Reserve, will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards.

The Company

General.  The Company, as the sole shareholder of the Banks, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is also required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control.  The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, as of July 21, 2011, bank holding companies must be well-capitalized in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “—The Increasing Importance of Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority permits the Company to engage in equipment leasing and would permit the Company to engage in a variety of other banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  The Company has not elected to operate as a financial holding company.

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

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III.  For a discussion of capital requirements, see “—The Increasing Importance of Capital” above. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

Emergency Economic Stabilization Act of 2008 and the TARP Capital Purchase Program.  Events in the U.S. and global financial markets over the past several years, including the deterioration of the worldwide credit markets, created significant challenges for financial institutions throughout the country.  In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.

 On October 14, 2008, the Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment.  Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP.

Pursuant to the CPP, on February 13, 2009, the Company entered into a Letter Agreement with Treasury, pursuant to which the Company issued (i) 38,237 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series D (the “Series D Preferred Stock”) and (ii) a warrant to purchase 521,888 shares of the Company’s common stock for an aggregate purchase price of $38.237 million in cash.

Small Business Lending Fund and CPP Redemption.  Under the Small Business Jobs Act of 2010, Treasury established a Small Business Lending Fund (the “SBLF”), a $30 billion fund that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.  The Company applied for the SBLF program, was accepted, and on September 15, 2011, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Treasury, pursuant to which it issued and sold to the Treasury 40,090 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series F (the “Series F Preferred Stock”), having a liquidation preference of $1,000 per share (the “Liquidation Amount”), for aggregate proceeds of $40,090,000.  On the same date, the Company redeemed from the Treasury, using the proceeds from the issuance of the Series F Preferred Stock, all 38,237 outstanding shares of its Series D Preferred Stock issued under the CPP, for a redemption price of approximately $38.4 million, including accrued but unpaid dividends to the date of redemption. Treasury remitted a cash payment to the Company in the amount of approximately $1.7 million to cover the difference between the outstanding balance of the Series D Preferred Stock and the proceeds from the issuance of the Series F Preferred Stock.  As a result of its redemption of the Series D Preferred Stock, the Company is no longer subject to the limits on executive compensation and other restrictions stipulated under the CPP.  The Company also repurchased the warrant issued to Treasury in November of 2011 for an aggregate purchase price of $1.1 million.

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

As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate, defer or significantly reduce the dividends if:  (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company's capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

The terms of the Series F Preferred Stock issued in connection with the SBLF impose limits on the Company's ability to pay dividends on and repurchase shares of its common stock and other securities. In general, the Company may declare and pay dividends on its common stock or any other stock junior to the Series F Preferred Stock, or repurchase shares of any such stock, only, if after payment of such dividends or repurchase of such shares, the Company's Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital (as defined and set forth in the Certificate of Designation), excluding any subsequent net charge-offs and any redemption of the Series F Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the 2nd anniversary and ending on the 10th anniversary of issuance of the Series F Preferred Stock, by 10% for each one 1% increase in the Banks’ QSBL over the baseline level. If, however the Company fails to declare and pay dividends on the Series F Preferred Stock in a given quarter, then during such quarter and for the next three quarters following such missed dividend payment the Company may not pay dividends on or repurchase any common stock or any other securities that are junior to (or in parity with) the Series F Preferred Stock, except in very limited circumstances.  If any Series F Preferred Stock remains outstanding on the 10th anniversary of issuance, the Company may not pay any further dividends on its common stock or any other junior stock until the Series F Preferred Stock is redeemed in full.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance.  The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies.  The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Banks

General.  The Company owns three subsidiary banks (collectively, the “Banks”): Quad City Bank and Trust Company (“Quad City Bank & Trust”) and Cedar Rapids Bank and Trust Company (“Cedar Rapids Bank & Trust”) are chartered under Iowa law (collectively, the “Iowa Banks”) and Rockford Bank and Trust Company (“Rockford Bank & Trust”) is chartered under Illinois law.  The deposit accounts of the Banks are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations.  The Banks are also members of the Federal Reserve System (“member banks”).

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

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  As such, on December 31, 2009, the Banks prepaid the FDIC its assessments.  The FDIC determined each institution’s prepaid assessment based on the institution’s: (i) actual September 30, 2009 assessment base, increased quarterly by a 5% annual growth rate through the fourth quarter of 2012; and (ii) total base assessment rate in effect on September 30, 2009, increased by an annualized three basis points beginning in 2011.  The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009.  Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC is given until September 3, 2020 to meet the 1.35 reserve ratio target. Several of these provisions could increase the Banks’ FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009.  Furthermore, the legislation provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2012. This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAGP”) that expired on December 31, 2010.  It covers all depository institution noninterest-bearing transaction accounts, but not low interest-bearing accounts.  Unlike TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

FICO Assessments.  The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2011, the FICO assessment rate was approximately 0.01% of deposits.  A rate reduction to .0068% began with the fourth quarter of 2011 to reflect the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.

Supervisory Assessments.  Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. The amount of the assessment payable by each Bank is calculated on the basis of that Bank’s total assets. During the year ended December 31, 2011, the Iowa Banks paid supervisory assessments to the Iowa Superintendent totaling $155 thousand and Rockford Bank & Trust paid supervisory assessments to the DFPR totaling $55 thousand.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “The Increasing Importance of Capital” above.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2011.  As of December 31, 2011, approximately $8.9 million was available to be paid as dividends by the Banks.  Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Banks if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

Insider Transaction.  The Banks are subject to certain restrictions imposed by federal law on “covered transactions” between the Banks and their “affiliates.” The Company is an affiliate of each Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Banks.  The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to directors and officers, to directors and officers of the Company, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Banks or a principal shareholder of the Company may obtain credit from banks with which the Banks maintain correspondent relationships.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments.

State Bank Investments and Activities.  The Banks are permitted to make investments and engage in activities directly or through subsidiaries as authorized by Iowa or Illinois law, as applicable.  However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.  These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Banks.

Transaction Account Reserves.  Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts).  For 2012: the first $11.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $11.5 Million to $71.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $71.0 million, a reserve ratio of 10% will be assessed.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Banks are in compliance with the foregoing requirements.

Consumer Financial Services.  There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Banks’ business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the new Consumer Financial Protection Bureau commenced operations to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Banks, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Banks, will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also generally weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws. It is unclear what changes will be promulgated by the Bureau and what effect, if any, such changes would have on the Banks.

The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending.  First, the new law significantly expands underwriting requirements applicable to loans secured by 1-4 residential real property and augments federal law combating predatory lending practices.  In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay.  Most significantly, the new standards limit the total points and fees that the Banks and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation effective April 1, 2011, prohibits certain compensation payments to loan originators and prohibits steering consumers to loans not in their interest because it will result in greater compensation for a loan originator.  These standards may result in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses.  In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards.  The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

Foreclosure and Loan Modifications.  Federal and state laws further impact foreclosures and loan modifications, many of which laws have the effect of delaying or impeding the foreclosure process on real estate secured loans in default.  Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code.  In recent years legislation has been introduced in Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not in prospect.  The scope, duration and terms of potential future legislation with similar effect continue to be discussed.

The legislatures of both Illinois and Iowa have enacted several laws that impact the timing of foreclosures and encourage loan modification efforts, and there is momentum for further legislation to prevent foreclosures through loss mitigation and ensure that documents submitted to the court are authentic and free from deceit and fraud.  These efforts are being led by the respective attorneys general, Attorney General Lisa Madigan in Illinois and Attorney General Tom Miller in Iowa, who are placing their respective states at the forefront of foreclosure reform.  Further state legal and/or legislative action may be on the horizon in light of the settlement reached in early February 2012 by 49 state attorneys general and the federal government with the country’s five largest loan servicers:  Ally/GMAC,  Bank of America, Citi, JPMorgan Chase, and Wells Fargo.  Every state except Oklahoma signed on to the settlement. The settlement will provide as much as $25 billion in relief to distressed borrowers in the states who signed on to the settlement; and direct payments to signing states and the federal government.  The agreement settles state and federal investigations finding that the country’s five largest loan servicers routinely signed foreclosure related documents outside the presence of a notary public and without really knowing whether the facts they contained were correct and holds the large banks accountable for their wrongdoing on robo-signing and mortgage servicing.  The agreement settles only some aspects of the banks’ conduct related to the financial crisis (foreclosure practices, loan servicing, and origination of loans). State cases against the rating agencies and bid-rigging in the municipal bond market, for example, continue.

Credit Card Issuance. Furthermore, Quad City Bank & Trust, as an issuer of credit cards to its customers and to the customers of correspondent and agent banks, has been impacted by the Credit Card Accountability, Responsibility and Disclosure Act of 2009 (the “CARD Act”), which required management attention and resources to make necessary disclosure and system changes.  Among many other requirements, the CARD Act limits pricing flexibility, limits the ability to change rates, fees and other terms (especially on outstanding balances), gives consumers the right to reject many changes, restricts the effectiveness of penalty and risk-based pricing programs, dictates how certain payments are applied (for example to higher APRs before lower APRs), and impacts the time that must be allowed for payment to avoid late fees and to obtain the benefit of a grace period. In addition, significant new disclosure requirements may impact the ways in which consumers use and repay their accounts. The new requirements have prompted Quad City Bank & Trust to realign its practices to compensate for the impact of the CARD Act by adjusting the rates, fees, minimum payments, and other terms on its accounts and the ways in which those accounts are underwritten, managed and processed.

Appendix B

GUIDE 3 INFORMATION

The following tables and schedules show selected comparative financial information required by the Securities and Exchange Commission Securities Act Guide 3, regarding the business of QCR Holdings, Inc. (the "Company") for the periods shown.

I. Distribution of Assets, Liabilities and Stockholders Equity; Interest Rates and Interest Differential
A. and B. Consolidated Average Balance Sheets and Analysis of Net Interest Earnings

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2011.

C. Analysis of Changes of Interest Income/Interest Expense

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2011.

II.  Investment Portfolio

A.  Investment Securities

The following tables present the amortized cost and fair value of investment securities as of December 31, 2011, 2010, and 2009

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)

December 31, 2011

Securities held to maturity:
Other bonds	$200	$-	$-	$200

Totals	$200	$-	$-	$200

Securities available for sale:
U.S. gov't.sponsored agency securities	$426,582	$2,429	$(56)	$428,955
Residential mortgage-backed and related securitiies	105,374	3,488	(8)	108,854
Municipal securities	23,937	1,752	-	25,689
Trust preferred securities	86	-	(5)	81
Other securities	1,355	140	(45)	1,450

Totals	$557,334	$7,809	$(114)	$565,029

December 31, 2010

Securities held to maturity:
Other bonds	$300	$-	$-	$300

Totals	$300	$-	$-	$300

Securities available for sale:
U.S. gov't.sponsored agency securities	$401,711	$3,219	$(2,705)	$402,225
Municipal securities	20,135	579	(110)	20,604
Residential mortgage-backed securities	65	6	-	71
Trust preferred securities	86	-	(8)	78
Other securities	1,415	168	(14)	1,569

Totals	$423,412	$3,972	$(2,837)	$424,547

December 31, 2009

Securities held to maturity:
Other bonds	$350	$-	$-	$350

Totals	$350	$-	$-	$350

Securities available for sale:
U.S. gov't.sponsored agency securities	$345,623	$1,525	$(2,124)	$345,024
Municipal securities	22,006	923	(79)	22,850
Residential mortgage-backed securities	481	15	-	496
Trust preferred securities	200	-	(101)	99
Other securities	1,642	67	(8)	1,701

Totals	$369,952	$2,530	$(2,312)	$370,170

NOTE:  Stock of the Federal Home Loan Bank and Federal Reserve Bank are NOT included in the above. The Company reports these investments separately on the consolidated balance sheets.  Following is the carrying value as of December 31, 2011, 2010, and 2009:

	As of December 31,
	2011	2010	2009
	(dollars in thousands)

Federal Home Loan Bank	$11,517	$12,980	$11,813
Federal Reserve Bank	3,737	3,689	3,397
Totals	$15,254	$16,669	$15,210

B.  Investment Securities, Maturities, and Yields

The following table presents the maturity of securities held on December 31, 2011 and the weighted average stated coupon rates by range of maturity:

		Weighted
	Amortized	Average
	Cost	Yield
	(dollars in thousands)

U.S. gov't.sponsored agency securities:
Within 1 year	$1,004	3.25%
After 1 but within 5 years	62,548	1.59%
After 5 but within 10 years	287,139	2.67%
After 10 years	75,891	3.15%

Total	$426,582	2.60%

Residential mortgage-backed and related securities:
After 1 but within 5 years	31	6.00%
After 10 years	105,343	4.29%

Total	$105,374	4.29%

Municipal securities:
Within 1 year	$1,900	3.41%
After 1 but within 5 years	5,307	3.37%
After 5 but within 10 years	11,538	3.94%
After 10 years	5,192	4.68%

Total	$23,937	3.93%

Trust preferred securities:
After 10 years	$86	7.80%

Other bonds:
Within 1 year	$50	6.55%
After 1 but within 5 years	100	5.50%
After 5 but within 10 years	50	5.43%

Total	$200	5.75%

Other securities with no maturity or stated face rate	$1,355

NOTE:  Yields above are computed on a tax equivalent basis.

C.  As of December 31, 2011, there were no securities with aggregate book value and market value purchased from a single issuer (as defined by Sction 2(4) of the Securities Act of 1933) that exceeded 10% of stockholders' equity.

III.  Loan/Lease Portfolio

A.  Types of Loans/Leases

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2011.

B.  Maturities and Sensitivities of Loans/Leases to Changes in Interest Rates

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2011.

C.  Risk Elements

1.  Nonaccrual, Past Due and Restructured Loans/Leases

The gross interest income that would have been recorded if nonaccrual loans/leases and performing troubled debt restructurings had been current in accordance with their original terms was $920,455 and $83,504, respectively, for the year ended December 31, 2011. The amount of interest collected on nonaccrual loans/leases and performing troubled debt restructurings that was included in interest income was none and $152,021, respectively, for the year ended December 31, 2011.

The remaining information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2011.

2.  Potential Problem Loans/Leases.

To management's best knowledge, there are no such significant loans/leases that have not been disclosed in the table presented in the Management's Discussion and Analysis section of the Company's Form 10-K for the fiscal year ended December 31, 2011.

3.  Foreign Outstandings.  None.

4.  Loan/Lease Concentrations.

As of December 31, 2011, there was a single concentration of loans/leases exceeding 10% of total loans/leases, which is not otherwise disclosed in Item III. A.  That concentration is Lessors of Non-Residential Buildings & Dwellings at 15%.

D.  Other Interest-Bearing Assets

As of December 31, 2011, there are no interest-bearing assets required to be disclosed in this Appendix.

IV.  Summary of Loan/Lease Loss Experience

A.  Analysis of the Allowance for Estimated Losses on Loans/Leases

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2011.

B.  Allocation of the Allowance for Estimated Losses on Loans/Leases

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2011.

V.  Deposits.

The average amount of and average rate paid for the categories of deposits for the years ended December 31, 2011, 2010, and 2009 are included in the consolidated average balance sheets and can be found in the Management's Discussion and Analysis section of the Company's Form 10-K for the fiscal year ended December 31, 2011.

The Company has no deposits by foreign depositors in domestic offices as of December 31, 2011.

Included in interest bearing deposits at December 31, 2011, were certificates of deposit totaling $244,564,702 that were $100,000 or greater.  Maturities of these certificates were as follows:

December 31,
2011
(dollars in thousands)

One to three months	$76,423
Three to six months	64,922
Six to twelve months	42,353
Over twelve months	60,867

Total certificates of deposit greater than $100,000	$244,565

VI. Return on Equity and Assets.

The following tables present the return on assets and equity and the equity to assets ratio of the Company:

	Years ended
	December 31,
	2011	2010	2009
	(Dollars in Thousands)

Average total assets	$1,907,038	$1,839,318	$1,724,647
Average equity	136,700	131,066	123,814
Net income attributable to QCR Holdings, Inc.	9,692	6,587	1,772
Return on average assets	0.51%	0.36%	0.10%
Return on average common equity	5.82%	3.58%	(2.97%)
Return on average total equity	7.09%	5.03%	1.43%
Dividend payout ratio	8.60%	14.81%	(17.39%)
Average equity to average assets ratio	7.17%	7.13%	7.18%

VII.  Short Term Borrowings.

The following tables present the information requested on short-term borrowings of the Company:

Short-term borrowings as of December 31, 2011, 2010, and 2009 are summarized as follows (dollars in thousands):

	2011	2010	2009

Overnight repurchase agreements with customers	$110,236	$118,904	$94,090
Federal funds purchased	103,300	22,250	56,810
	$213,536	$141,154	$150,900

Information concerning overnight repurchase agreements with customers is summarized as follows:

	2011	2010	2009

Average daily balance during the period	$110,469	$108,232	$95,831
Average daily interest rate during the period	0.23%	0.41%	0.62%
Maximum month-end balance during the period	$117,902	$135,143	$128,944
Weighted average rate as of end of period	0.23%	0.50%	0.67%

Securities underlying the agreements as of end of period:
Carrying value	$197,464	$157,042	$158,514
Fair value	197,464	157,042	158,514

Information concerning federal funds purchased is summarized as follows:

	2011	2010	2009

Average daily balance during the period	$33,703	$33,897	$17,754
Average daily interest rate during the period	0.27%	0.31%	0.41%
Maximum month-end balance during the period	$103,300	$46,990	$57,150
Weighted average rate as of end of period	0.22%	0.27%	0.35%