Form 10-Q
period 2012-03-31
QCR HOLDINGS INC
filed 2012-05-07
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2012

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
Yes [    ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 1, 2012, the Registrant had outstanding 4,836,171 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page Number(s)
Part I	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets	2
		As of March 31, 2012 and December 31, 2011

		Consolidated Statements of Income	3
		For the Three Months Ended March 31, 2012 and 2011

		Consolidated Statements of Comprehensive Income	4
		For the Three Months Ended March 31, 2012 and 2011

		Consolidated Statement of Changes in Stockholders' Equity	5
		For the Three Months Ended March 31, 2012 and 2011

		Consolidated Statements of Cash Flows	6
		For the Three Months Ended March 31, 2012 and 2011

		Notes to the Consolidated Financial Statements	7-26

	Item 2.	Management's Discussion and Analysis of Financial Condition and	27-51
		Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52-53

	Item 4.	Controls and Procedures	54

Part II	OTHER INFORMATION

	Item 1.	Legal Proceedings	55

	Item 1.A.	Risk Factors	55

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

	Item 3.	Defaults upon Senior Securities	55

	Item 4.	Mine Safety Disclosures	55

	Item 5.	Other Information	55

	Item 6.	Exhibits	56

Signatures			57

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$39,239,858	$53,136,710
Federal funds sold	-	20,785,000
Interest-bearing deposits at financial institutions	25,488,213	26,750,602

Securities held to maturity, at amortized cost	200,000	200,000
Securities available for sale, at fair value	616,190,515	565,029,291
Total securities	616,390,515	565,229,291

Loans receivable held for sale	3,330,110	3,832,760
Loans/leases receivable held for investment	1,208,399,321	1,196,912,737
Gross loans/leases receivable	1,211,729,431	1,200,745,497
Less allowance for estimated losses on loans/leases	(19,006,644)	(18,789,262)
Net loans/leases receivable	1,192,722,787	1,181,956,235

Premises and equipment, net	31,689,186	31,740,751
Goodwill	3,222,688	3,222,688
Accrued interest receivable	6,886,434	6,510,021
Bank-owned life insurance	42,449,683	42,011,281
Prepaid FDIC insurance	3,369,151	3,683,406
Restricted investment securities	15,109,000	15,253,600
Other real estate owned, net	8,172,171	8,385,758
Other assets	8,258,507	7,944,711

Total assets	$1,992,998,193	$1,966,610,054

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$385,806,452	$357,183,481
Interest-bearing	910,942,681	848,274,307
Total deposits	1,296,749,133	1,205,457,788

Short-term borrowings	149,900,500	213,536,450
Federal Home Loan Bank advances	203,750,000	204,750,000
Other borrowings	136,233,688	136,231,663
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	24,512,698	26,116,451
Total liabilities	1,847,231,019	1,822,177,352

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000, March 2012 and December 31, 2011 - 65,090 shares issued and outstanding	65,090	65,090
Common stock, $1 par value; shares authorized 20,000,000, March 2012 - 4,944,672 shares issued and 4,823,426 outstanding, December 2011 - 4,879,435 shares issued and 4,758,189 outstanding	4,944,672	4,879,435
Additional paid-in capital	90,026,845	89,702,533
Retained earnings	46,884,095	44,585,902
Accumulated other comprehensive income	3,237,479	4,754,714
Noncontrolling interests	2,215,503	2,051,538
Less treasury stock, March 2012 and December 2011 - 121,246 common shares, at cost	(1,606,510)	(1,606,510)
Total stockholders' equity	145,767,174	144,432,702
Total liabilities and stockholders' equity	$1,992,998,193	$1,966,610,054

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended March 31,

	2012	2011
Interest and dividend income:
Loans/leases, including fees	$15,970,837	$15,734,640
Securities:
Taxable	2,805,814	2,336,239
Nontaxable	395,826	239,346
Interest-bearing deposits at financial institutions	120,005	111,149
Restricted investment securities	81,322	163,520
Federal funds sold	-	66,338
Total interest and dividend income	19,373,804	18,651,232

Interest expense:
Deposits	1,715,740	2,425,554
Short-term borrowings	64,944	113,666
Federal Home Loan Bank advances	1,864,321	2,143,376
Other borrowings	1,257,393	1,279,179
Junior subordinated debentures	267,953	480,655
Total interest expense	5,170,351	6,442,430

Net interest income	14,203,453	12,208,802

Provision for loan/lease losses	780,446	1,067,664
Net interest income after provision for loan/lease losses	13,423,007	11,141,138

Noninterest income:
Trust department fees	883,732	950,802
Investment advisory and management fees, gross	521,462	531,218
Deposit service fees	904,406	872,672
Gains on sales of loans, net	399,090	759,693
Securities gains	-	880,312
Losses on sales of other real estate owned, net	(189,204)	(25,098)
Earnings on bank-owned life insurance	438,402	344,411
Credit card issuing fees, net of processing costs	127,015	141,160
Other	871,975	601,954
Total noninterest income	3,956,878	5,057,124

Noninterest expense:
Salaries and employee benefits	8,124,680	7,473,503
Occupancy and equipment expense	1,352,263	1,289,455
Professional and data processing fees	1,150,190	1,124,522
FDIC and other insurance	580,856	882,730
Loan/lease expense	218,734	276,228
Advertising and marketing	276,016	224,729
Postage and telephone	288,240	230,185
Stationery and supplies	142,966	134,643
Bank service charges	199,729	161,178
Prepayment fees on Federal Home Loan Bank advances	-	832,099
Other	404,406	382,999
Total noninterest expense	12,738,080	13,012,271

Net income before income taxes	4,641,805	3,185,991
Federal and state income tax expense	1,238,956	954,507
Net income	$3,402,849	$2,231,484
Less: Net income attributable to noncontrolling interests	166,031	106,524
Net income attributable to QCR Holdings, Inc.	$3,236,818	$2,124,960

Less: Preferred stock dividends and discount accretion	938,625	1,032,371
Net income attributable to QCR Holdings, Inc. common stockholders	2,298,193	$1,092,589

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.48	$0.23
Diluted	$0.48	$0.23

Weighted average common shares outstanding	4,800,407	4,671,715
Weighted average common and common equivalent shares outstanding	4,833,399	4,683,717

Cash dividends declared per common share	$-	$-

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Three Months Ended March 31,

	2012	2011
Net income	$3,402,849	$2,231,484

Other comprehensive loss:
Unrealized gains (losses) on securities available for sale:
Unrealized holding losses arising during the period before tax	(2,460,571)	(3,060,851)
Less reclassification adjustment for gains included in net income before tax	-	880,312
	(2,460,571)	(2,180,539)
Tax benefit	(943,336)	(834,985)
Other comprehensive loss, net of tax	(1,517,235)	(1,345,554)

Comprehensive income attributable to QCR Holdings, Inc.	$1,885,614	$885,930

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
Three Months Ended March 31, 2012 and 2011

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Treasury Stock	Total
Balance December 31, 2011	$65,090	$4,879,435	$89,702,533	$44,585,902	$4,754,714	$2,051,538	$(1,606,510)	$144,432,702
Comprehensive income:
Net income	-	-	-	3,236,818	-	166,031	-	3,402,849
Other comprehensive loss, net of tax	-	-	-	-	(1,517,235)	-	-	(1,517,235)
Comprehensive income								1,885,614
Preferred cash dividends declared	-	-	-	(938,625)	-	-	-	(938,625)
Proceeds from issuance of 7,767 shares of common stock as a result of stock purchase under the Employee Stock Purchase Plan	-	7,767	55,566	-	-	-	-	63,333
Proceeds from issuance of 276 shares of common stock as a result of stock options exercised	-	276	2,374	-	-	-	-	2,650
Exchange of 576 shares of common stock in connection with payroll taxes for restricted stock	-	(576)	(2,103)	-	-	-	-	(2,679)
Stock compensation expense	-	-	326,245					326,245
Restricted stock awards	-	57,770	(57,770)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	(2,066)	-	(2,066)
Balance March 31, 2012	$65,090	$4,944,672	$90,026,845	$46,884,095	$3,237,479	$2,215,503	$(1,606,510)	$145,767,174

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Treasury Stock	Total
Balance December 31, 2010	$63,237	$4,732,428	$86,478,269	$40,550,900	$704,165	$1,648,219	$(1,606,510)	$132,570,708
Comprehensive income:
Net income	-	-	-	2,124,960	-	106,524	-	2,231,484
Other comprehensive loss, net of tax	-	-	-	-	(1,345,554)	-	-	(1,345,554)
Comprehensive income								885,930
Preferred cash dividends declared	-	-	-	(915,462)	-	-	-	(915,462)
Discount accretion on cumulative preferred stock	-	-	116,909	(116,909)	-	-	-	-
Proceeds from issuance of 9,081 shares of common stock as a result of stock purchase under the Employee Stock Purchase Plan	-	9,081	49,249	-	-	-	-	58,330
Proceeds from issuance of 24,300 shares of common stock as a result of stock options exercised	-	24,300	146,067	-	-	-	-	170,367
Exchange of 2,171 shares of common stock in connection with stock options exercised	-	(2,171)	(14,070)	-	-	-	-	(16,241)
Stock compensation expense	-	-	206,569					206,569
Restricted stock awards	-	69,924	(69,924)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	(2,065)	-	(2,065)
Balance March 31, 2011	$63,237	$4,833,562	$86,913,069	$41,643,489	$(641,389)	$1,752,678	$(1,606,510)	$132,958,136

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,402,849	$2,231,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	591,465	595,249
Provision for loan/lease losses	780,446	1,067,664
Amortization of offering costs on subordinated debentures	3,579	3,579
Stock-based compensation expense	326,245	246,074
Losses on sales of other real estate owned, net	189,204	25,098
Amortization of premiums on securities, net	983,617	888,895
Securities gains	-	(880,312)
Loans originated for sale	(24,070,517)	(20,240,641)
Proceeds on sales of loans	24,972,257	33,816,963
Gains on sales of loans, net	(399,090)	(759,693)
Prepayment fees on Federal Home Loan Bank advances	-	832,099
Increase in accrued interest receivable	(376,413)	(99,677)
Decrease in prepaid FDIC insurance	314,255	621,382
Increase in cash value of bank-owned life insurance	(438,402)	(344,411)
Decrease in other assets	623,895	1,114,324
Decrease in other liabilities	(1,327,767)	(2,002,950)
Net cash provided by operating activities	$5,575,623	$17,115,127

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold	20,785,000	(7,300,000)
Net decrease in interest-bearing deposits at financial institutions	1,262,389	11,370,983
Proceeds from sales of other real estate owned	209,383	1,850,360
Activity in securities portfolio:
Purchases	(159,077,553)	(168,245,889)
Calls, maturities and redemptions	98,751,724	61,590,000
Paydowns	5,720,417	361,643
Sales	-	37,394,079
Activity in restricted investment securities:
Purchases	(189,400)	-
Redemptions	334,000	1,247,300
Net (increase) decrease in loans/leases originated and held for investment	(12,234,648)	1,553,348
Purchase of premises and equipment	(539,900)	(328,656)
Net cash used in investing activities	$(44,978,588)	$(60,506,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	91,291,345	80,042,029
Net decrease in short-term borrowings	(63,635,950)	(6,282,756)
Activity in Federal Home Loan Bank advances:
Advances	4,000,000	-
Calls and maturities	(5,000,000)	(13,500,000)
Prepayments	-	(15,832,099)
Net increase (decrease) in other borrowings	2,025	(6,440,937)
Payment of cash dividends on common and preferred stock	(1,214,611)	(1,098,883)
Proceeds from issuance of common stock, net	63,304	212,456
Net cash provided by financing activities	$25,506,113	$37,099,810

Net decrease in cash and due from banks	(13,896,852)	(6,291,895)
Cash and due from banks, beginning	53,136,710	42,030,806
Cash and due from banks, ending	$39,239,858	$35,738,911

Supplemental disclosure of cash flow information, cash payments for:
Interest	$5,141,834	$6,590,262

Income/franchise taxes	$591,000	$368,270

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains (losses) on securities available for sale, net	$(1,517,235)	$(1,345,554)

Transfers of loans to other real estate owned	$185,000	$1,698,351

See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2011, including QCR Holdings, Inc.’s (the “Company”) Form 10-K filed with the Securities and Exchange Commission on March 8, 2012.  Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited consolidated financial statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.  Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding.  The results of the interim period ended March 31, 2012, are not necessarily indicative of the results expected for the year ending December 31, 2012.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include three state-chartered commercial banks:  Quad City Bank & Trust Company (“QCBT”), Cedar Rapids Bank & Trust Company (“CRBT”), and Rockford Bank & Trust Company (“RB&T”).  The Company also engages in direct financing lease contracts through the 80% equity investment by QCBT in m2 Lease Funds, LLC (“m2 Lease Funds”), and in real estate holdings through its 91% equity investment in Velie Plantation Holding Company, LLC (“VPHC”).  All material intercompany transactions and balances have been eliminated in consolidation.

Recent accounting developments:  In April 2011, Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-03, Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 was effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s consolidated financial statements.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.  ASU 2011-04 amends Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 was effective for annual periods beginning after December 15, 2011, and did not have a significant impact on the Company’s consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, Comprehensive Income, to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 was effective for annual periods beginning after December 15, 2011.  Additionally, in December 2011, FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.  ASU 2011-12 defers the effective date for the changes in ASU 2011-05 that specifically refer to the presentation of the effects of reclassifications adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented.  ASU 2011-12 reinstates the requirements of the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of ASU 2011-05.   ASU 2011-12 and 2011-05 were both effective for the Company for the quarter ending March 31, 2012.  See new separate consolidated statements of comprehensive income within the consolidated financial statements.

In September 2011, FASB issued ASU 2011-08, Intangibles – Goodwill and Other: Testing Goodwill for Impairment.  ASU 2011-08 allows the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment.  ASU 2011-08 was effective for annual periods beginning after December 15, 2011.  ASU 2011-08 did not have any effect on the Company’s consolidated financial statements.

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of March 31, 2012 and December 31, 2011 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2012:
Securities held to maturity, other bonds	$200,000	$-	$-	$200,000

Securities available for sale:
U.S. govt. sponsored agency securities	$431,920,359	$1,625,404	$(1,376,270)	$432,169,493
Residential mortgage-backed and related securities	125,034,762	3,561,180	(63,353)	128,532,589
Municipal securities	52,549,973	1,630,825	(368,975)	53,811,823
Trust preferred securities	86,200	17,800	-	104,000
Other securities	1,364,286	246,616	(38,292)	1,572,610
	$610,955,580	$7,081,825	$(1,846,890)	$616,190,515

December 31, 2011:
Securities held to maturity, other bonds	$200,000	$-	$-	$200,000

Securities available for sale:
U.S. govt. sponsored agency securities	$426,581,913	$2,428,994	$(55,687)	$428,955,220
Residential mortgage-backed and related securities	105,373,614	3,488,350	(8,215)	108,853,749
Municipal securities	23,937,118	1,752,246	-	25,689,364
Trust preferred securities	86,200	-	(5,400)	80,800
Other securities	1,354,940	140,022	(44,804)	1,450,158
	$557,333,785	$7,809,612	$(114,106)	$565,029,291

The Company’s residential mortgage backed and related securities portfolio consists entirely of government sponsored or government guaranteed securities.  The Company currently has no commercial mortgage-backed securities or pooled trust preferred investments.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2012:
Securities available for sale:
U.S. govt. sponsored agency securities	$187,572,041	$(1,376,270)	$-	$-	$187,572,041	$(1,376,270)
Residential mortgage-backed and related securities	13,484,869	(63,353)	-	-	13,484,869	(63,353)
Municipal securities	21,942,002	(368,975)	-	-	21,942,002	(368,975)
Other securities	201,875	(38,292)	-	-	201,875	(38,292)
	$223,200,787	$(1,846,890)	$-	$-	$223,200,787	$(1,846,890)

December 31, 2011:
Securities available for sale:
U.S. govt. sponsored agency securities	$59,979,620	$(55,687)	$-	$-	$59,979,620	$(55,687)
Residential mortgage-backed and related securities	4,906,398	(8,215)	-	-	4,906,398	(8,215)
Trust preferred securities	-	-	80,800	(5,400)	80,800	(5,400)
Other securities	251,957	(44,332)	2,778	(472)	254,735	(44,804)
	$65,137,975	$(108,234)	$83,578	$(5,872)	$65,221,553	$(114,106)

At March 31, 2012, the investment portfolio included 360 securities.  Of this number, 99 securities had current unrealized losses with aggregate depreciation less than 1% from the amortized cost basis.  Of these 99, none had unrealized losses for twelve months or more.  All of the debt securities in unrealized loss positions are considered acceptable credit risks.  Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.  In addition, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.  At March 31, 2012 and December 31, 2011, equity securities represented less than 1% of the total portfolio.

The Company did not recognize other-than-temporary impairment on any debt or equity securities for the three months ended March 31, 2012 and 2011.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

All sales of securities, as applicable, for the three months ended March 31, 2012 and 2011, respectively, were from securities identified as available for sale.  Information on proceeds received, as well as pre-tax gross gains from sales of those securities is as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011

Proceeds from sales of securities	$-	$37,394,079
Pre-tax gross gains from sales of securities	-	880,312

The amortized cost and fair value of securities as of March 31, 2012 by contractual maturity are shown below.  A portion of the Company’s U.S. government sponsored agency securities contain call options which allow the issuer, at its discretion, to call the security at predetermined dates prior to the contractual maturity date. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be called or prepaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following table.  “Other securities” are excluded from the maturity categories as there is no fixed maturity date.

	Amortized Cost	Fair Value
Securities held to maturity:
Due in one year or less	$50,000	$50,000
Due after one year through five years	100,000	100,000
Due after five years	50,000	50,000
	$200,000	$200,000

Securities available for sale:
Due in one year or less	$2,195,161	$2,218,532
Due after one year through five years	63,858,017	64,143,310
Due after five years	418,503,354	419,723,474
	$484,556,532	$486,085,316
Residential mortgage-backed and related securities	125,034,762	128,532,589
Other securities	1,364,286	1,572,610
	$610,955,580	$616,190,515

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of March 31, 2012 and December 31, 2011 is presented as follows:

	As of March 31, 2012	As of December 31, 2011

Commercial and industrial loans	$352,748,727	$350,794,278
Commercial real estate loans
Owner-occupied commercial real estate	182,274,459	167,790,621
Commercial construction, land development, and other land	50,706,381	60,384,738
Other non owner-occupied commercial real estate	347,964,861	349,628,491
	580,945,701	577,803,850

Direct financing leases *	96,314,214	93,212,362
Residential real estate loans **	103,527,892	98,107,051
Installment and other consumer loans	75,546,187	78,223,080
	1,209,082,721	1,198,140,621
Plus deferred loan/lease orgination costs, net of fees	2,646,710	2,604,876
	1,211,729,431	1,200,745,497
Less allowance for estimated losses on loans/leases	(19,006,644)	(18,789,262)
	$1,192,722,787	$1,181,956,235

* Direct financing leases:
Net minimum lease payments to be received	$109,729,721	$106,389,988
Estimated unguaranteed residual values of leased assets	1,110,604	1,043,326
Unearned lease/residual income	(14,526,111)	(14,220,952)
	96,314,214	93,212,362
Plus deferred lease origination costs, net of fees	3,404,964	3,217,011
	99,719,178	96,429,373
Less allowance for estimated losses on leases	(1,366,529)	(1,339,496)
	$98,352,649	$95,089,877

**Includes residential real estate loans held for sale totaling $3,330,110 and $3,832,760 as of March 31, 2012, and December 31, 2011, respectively.

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For the three months ended March 31, 2012 and 2011, there were no losses on residual values.  At March 31, 2012, the Company had 38 leases remaining with residual values totaling $1,110,604 that were not protected with a lease end options rider.  At December 31, 2011, the Company had 39 leases remaining with residual values totaling $1,043,326 that were not protected with a lease end options rider.  Management has performed specific evaluations of these residual values and determined that the valuations are appropriate.

The aging of the loan/lease portfolio by classes of loans/leases as of March 31, 2012 is presented as follows:

Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$349,266,599	$279,066	$685,751	$120,000	$2,397,311	$352,748,727
Commercial Real Estate
Owner-Occupied Commercial Real Estate	181,555,172	-	-	-	719,287	182,274,459
Commercial Construction, Land Development, and Other Land	46,183,612	-	1,037,225	-	3,485,544	50,706,381
Other Non Owner-Occupied Commercial Real Estate	329,018,336	2,321,894	6,398,902	548,566	9,677,163	347,964,861
Direct Financing Leases	94,594,385	876,827	122,271	-	720,731	96,314,214
Residential Real Estate	101,992,447	559,933	-	-	975,512	103,527,892
Installment and Other Consumer	73,959,016	301,889	195,397	51,967	1,037,918	75,546,187
	$1,176,569,567	$4,339,609	$8,439,546	$720,533	$19,013,466	$1,209,082,721

As a percentage of total loan/lease portfolio	97.31%	0.36%	0.70%	0.06%	1.57%	100.00%

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2011 is presented as follows:

Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$347,417,683	$226,394	$239,991	$120,000	$2,790,210	$350,794,278
Commercial Real Estate
Owner-Occupied Commercial Real Estate	166,632,318	146,847	-	-	1,011,456	167,790,621
Commercial Construction, Land Development, and Other Land	55,741,827	211,878	486,802	968,919	2,975,312	60,384,738
Other Non Owner-Occupied Commercial Real Estate	336,080,128	522,323	3,732,935	-	9,293,105	349,628,491
Direct Financing Leases	91,273,406	826,187	396,344	-	716,425	93,212,362
Residential Real Estate	95,456,433	1,127,465	389,678	-	1,133,475	98,107,051
Installment and Other Consumer	76,376,399	737,543	12,122	22,160	1,074,856	78,223,080
	$1,168,978,194	$3,798,637	$5,257,872	$1,111,079	$18,994,839	$1,198,140,621

As a percentage of total loan/lease portfolio	97.57%	0.32%	0.44%	0.09%	1.59%	100.00%

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Nonperforming loans/leases by classes of loans/leases as of March 31, 2012 is presented as follows:

Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$120,000	$2,397,311	$186,359	$2,703,670	8.83%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	719,287	-	719,287	2.35%
Commercial Construction, Land Development, and Other Land	-	3,485,544	4,213,314	7,698,858	25.16%
Other Non Owner-Occupied Commercial Real Estate	548,566	9,677,163	6,284,647	16,510,376	53.95%
Direct Financing Leases	-	720,731	-	720,731	2.36%
Residential Real Estate	-	975,512	167,739	1,143,251	3.74%
Installment and Other Consumer	51,967	1,037,918	16,043	1,105,928	3.61%
	$720,533	$19,013,466	$10,868,102	$30,602,101	100.00%

*Nonaccrual loans/leases includes $8,777,102 of troubled debt restructurings, including $178,386 in commercial and industrial loans,  $8,255,316 in commercial real estate loans, $64,726 in direct financing leases, and $278,674 in installment loans.

Nonperforming loans/leases by classes of loans/leases as of December 31, 2011 is presented as follows:

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

**Nonaccrual loans/leases includes $8,622,874 of troubled debt restructurings, including $198,697 in commercial and industrial loans, $8,074,777 in commercial real estate loans, $64,726 in direct financing leases, and $284,674 in installment loans.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance for estimated losses on loans/leases by portfolio segment for the three months ended March 31, 2012 and 2011, respectively, are presented as follows:

	Three Months Ended March 31, 2012

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,878,006	$10,596,958	$1,339,496	$704,946	$1,269,856	$18,789,262
Provisions charged to expense	(90,900)	257,864	315,446	262,968	35,068	780,446
Loans/leases charged off	(376,408)	-	(315,721)	(4,757)	(127,866)	(824,752)
Recoveries on loans/leases previously charged off	174,769	620	27,307	-	58,992	261,688
Balance, ending	$4,585,467	$10,855,442	$1,366,528	$963,157	$1,236,050	$19,006,644

	Three Months Ended March 31, 2011

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$7,548,922	$9,087,315	$1,530,572	$748,028	$1,449,819	$20,364,656
Provisions charged to expense	991,519	(472,152)	180,664	(41,723)	409,356	1,067,664
Loans/leases charged off	(196,716)	(130)	(243,446)	-	(440,635)	(880,927)
Recoveries on loans/leases previously charged off	110,374	16,666	144	-	51,439	178,623
Balance, ending	$8,454,099	$8,631,699	$1,467,934	$706,305	$1,469,979	$20,730,016

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of March 31, 2012 and December 31, 2011 is presented as follows:

	As of March 31, 2012
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$371,974	$3,824,121	$35,000	$155,102	$19,911	$4,406,108
Allowance for loans/leases collectively evaluated for impairment	4,213,493	7,031,321	1,331,528	808,055	1,216,139	14,600,536
	$4,585,467	$10,855,442	$1,366,528	$963,157	$1,236,050	$19,006,644

Loans/leases individually evaluated for impairment	$1,799,183	$24,246,328	$720,731	$1,143,251	$971,342	$28,880,835
Loans/leases collectively evaluated for impairment	350,949,544	556,699,373	95,593,483	102,384,641	74,574,845	1,180,201,886
	$352,748,727	$580,945,701	$96,314,214	$103,527,892	$75,546,187	$1,209,082,721

Allowance as a percentage of loans/leases individually evaluated for impairment	20.67%	15.77%	4.86%	13.57%	2.05%	15.26%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.20%	1.26%	1.39%	0.79%	1.63%	1.24%
	1.30%	1.87%	1.42%	0.93%	1.64%	1.57%

	As of December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$903,187	$4,297,738	$66,675	$55,884	$22,819	$5,346,303
Allowance for loans/leases collectively evaluated for impairment	3,974,819	6,299,220	1,272,821	649,062	1,247,037	13,442,959
	$4,878,006	$10,596,958	$1,339,496	$704,946	$1,269,856	$18,789,262

Loans/leases individually evaluated for impairment	$2,152,855	$24,281,365	$1,306,663	$1,133,474	$984,806	$29,859,163
Loans/leases collectively evaluated for impairment	348,641,423	553,522,485	91,905,699	96,973,577	77,238,274	1,168,281,458
	$350,794,278	$577,803,850	$93,212,362	$98,107,051	$78,223,080	$1,198,140,621

Allowance as a percentage of loans/leases individually evaluated for impairment	41.95%	17.70%	5.10%	4.93%	2.32%	17.91%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.14%	1.14%	1.38%	0.67%	1.61%	1.15%
	1.39%	1.83%	1.44%	0.72%	1.62%	1.56%

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease.  The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Information for impaired loans/leases by classes of financing receivable as of and for the three months ended March 31, 2012 is as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$358,028	$1,005,019	$-	$396,127	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	581,747	581,747	-	637,245	-	-
Commercial Construction, Land Development, and Other Land	337,500	337,500	-	112,500	2,168	2,168
Other Non Owner-Occupied Commercial Real Estate	3,735,092	3,735,092	-	4,367,673	894	894
Direct Financing Leases	602,456	602,456	-	922,197	-	-
Residential Real Estate	676,244	676,244	-	815,292	1,673	1,673
Installment and Other Consumer	951,431	951,431	-	950,111	23	23
	$7,242,498	$7,889,489	$-	$8,201,145	$4,758	$4,758

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$1,441,155	$1,791,155	$371,974	$1,648,384	$1,980	$1,980
Commercial Real Estate
Owner-Occupied Commercial Real Estate	199,427	199,427	30,279	199,427	-	-
Commercial Construction, Land Development, and Other Land	7,941,358	7,941,358	2,166,666	7,891,719	-	-
Other Non Owner-Occupied Commercial Real Estate	11,451,204	11,951,204	1,627,176	11,496,658	67,551	67,551
Direct Financing Leases	118,275	118,275	35,000	91,501	-	-
Residential Real Estate	467,007	467,007	155,102	383,095	-	-
Installment and Other Consumer	19,911	19,911	19,911	20,021	-	-
	$21,638,337	$22,488,337	$4,406,108	$21,730,805	$69,531	$69,531

Total Impaired Loans/Leases:
Commercial and Industrial	$1,799,183	$2,796,174	$371,974	$2,044,511	$1,980	$1,980
Commercial Real Estate
Owner-Occupied Commercial Real Estate	781,174	781,174	30,279	836,672	-	-
Commercial Construction, Land Development, and Other Land	8,278,858	8,278,858	2,166,666	8,004,219	2,168	2,168
Other Non Owner-Occupied Commercial Real Estate	15,186,296	15,686,296	1,627,176	15,864,331	68,445	68,445
Direct Financing Leases	720,731	720,731	35,000	1,013,698	-	-
Residential Real Estate	1,143,251	1,143,251	155,102	1,198,387	1,673	1,673
Installment and Other Consumer	971,342	971,342	19,911	970,132	23	23
	$28,880,835	$30,377,826	$4,406,108	$29,931,950	$74,289	$74,289

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases by classes of financing receivable for the three months ended March 31, 2011 is as follows:

Classes of Loans/Leases	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$1,729,347	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,316,373	-	-
Commercial Construction, Land Development, and Other Land	1,797,506	-	-
Other Non Owner-Occupied Commercial Real Estate	1,361,650	-	-
Direct Financing Leases	912,337	-	-
Residential Real Estate	1,012,629	-	-
Installment and Other Consumer	998,891	-	-
	$9,128,733	$-	$-

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$7,184,670	$14,256	$14,256
Commercial Real Estate
Owner-Occupied Commercial Real Estate	627,335	24,260	24,260
Commercial Construction, Land Development, and Other Land	3,828,871	-	-
Other Non Owner-Occupied Commercial Real Estate	12,500,772	-	-
Direct Financing Leases	784,398	-	-
Residential Real Estate	496,979	-	-
Installment and Other Consumer	48,652	-	-
	$25,471,677	$38,516	$38,516

Total Impaired Loans/Leases:
Commercial and Industrial	$8,914,017	$14,256	$14,256
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,943,708	24,260	24,260
Commercial Construction, Land Development, and Other Land	5,626,377	-	-
Other Non Owner-Occupied Commercial Real Estate	13,862,422	-	-
Direct Financing Leases	1,696,735	-	-
Residential Real Estate	1,509,608	-	-
Installment and Other Consumer	1,047,543	-	-
	$34,600,410	$38,516	$38,516

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases by classes of financing receivable as of December 31, 2011 is as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$360,947	$979,901	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	736,610	736,610	-
Commercial Construction, Land Development, and Other Land	-	-	-
Other Non Owner-Occupied Commercial Real Estate	3,936,826	3,986,820	-
Direct Financing Leases	1,094,178	1,094,178	-
Residential Real Estate	788,685	862,298	-
Installment and Other Consumer	593,987	593,987	-
	$7,511,233	$8,253,794	$-

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$1,791,908	$1,791,908	$903,187
Commercial Real Estate
Owner-Occupied Commercial Real Estate	217,059	217,059	47,911
Commercial Construction, Land Development, and Other Land	9,051,455	9,051,455	3,002,450
Other Non Owner-Occupied Commercial Real Estate	10,339,415	10,839,415	1,247,377
Direct Financing Leases	212,485	212,485	66,675
Residential Real Estate	344,789	344,789	55,884
Installment and Other Consumer	390,819	390,819	22,819
	$22,347,930	$22,847,930	$5,346,303

Total Impaired Loans/Leases:
Commercial and Industrial	$2,152,855	$2,771,809	$903,187
Commercial Real Estate
Owner-Occupied Commercial Real Estate	953,669	953,669	47,911
Commercial Construction, Land Development, and Other Land	9,051,455	9,051,455	3,002,450
Other Non Owner-Occupied Commercial Real Estate	14,276,241	14,826,235	1,247,377
Direct Financing Leases	1,306,663	1,306,663	66,675
Residential Real Estate	1,133,474	1,207,087	55,884
Installment and Other Consumer	984,806	984,806	22,819
	$29,859,163	$31,101,724	$5,346,303

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$328,755,702	$174,905,504	$39,557,845	$308,585,328	$851,804,379
Special Mention (Rating 6)	5,039,559	4,744,199	647,499	10,643,329	21,074,586
Substandard (Rating 7)	18,953,466	2,624,756	10,501,037	28,736,204	60,815,463
Doubtful (Rating 8)	-	-	-	-	-
	$352,748,727	$182,274,459	$50,706,381	$347,964,861	$933,694,428

	As of March 31, 2012
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$95,593,483	$102,384,641	$74,440,259	$272,418,383
Nonperforming	720,731	1,143,251	1,105,928	2,969,910
	$96,314,214	$103,527,892	$75,546,187	$275,388,293

*Performing = loans/leases accruing and less than 90 days past due.  Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing troubled debt restructurings.

	As of December 31, 2011
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

	As of December 31, 2011
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

As of March 31, 2012 and December 31, 2011, troubled debt restructurings totaled $19,645,204 and $20,526,457, respectively.

For each class of financing receivable, the following presents the number and recorded investment of troubled debt restructurings, by type of concession, that were restructured during the three months ended March 31, 2012 and 2011.

	For the three months ended March 31, 2012				For the three months ended March 31, 2011
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Significant payment delay
Commercial and Industrial	-	$-	$-	$-	4	$1,175,819	$1,175,819	$-
Commercial Construction, Land Development, and Other Land	2	200,000	200,000	144,000	-	-	-	-
	2	$200,000	$200,000	$144,000	4	$1,175,819	$1,175,819	$-

CONCESSION - Interest rate adjusted below market
Commercial Construction, Land Development, and Other Land	1	$337,500	$337,500	$-	-	$-	$-	$-
Residential Real Estate	1	167,739	167,739	-	-	-	-	-
Installment and Other Consumer	1	16,043	16,043	-	-	-	-	-
	3	$521,282	$521,282	$-	-	$-	$-	$-

TOTAL	5	$721,282	$721,282	$144,000	4	$1,175,819	$1,175,819	$-

Of the troubled debt restructurings reported above, two with post-modification recorded investments totaling $200,000 were on nonaccrual as of March 31, 2012.  None of the troubled debt restructurings reported above had partial charge-offs.

For the three months ended March 31, 2012, none of the Company’s troubled debt restructurings has redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 4 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended March 31,
	2012	2011

Net income	$3,402,849	$2,231,484
Less: Net income attributable to noncontrolling interests	166,031	106,524
Net income attributable to QCR Holdings, Inc.	$3,236,818	$2,124,960

Less: Preferred stock dividends and discount accretion	938,625	1,032,371
Net income attributable to QCR Holdings, Inc. common stockholders	$2,298,193	$1,092,589

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$0.48	$0.23
Diluted	$0.48	$0.23

Weighted average common shares outstanding	4,800,407	4,671,715
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	32,992	12,002
Weighted average common and common equivalent shares outstanding	4,833,399	4,683,717

NOTE 5 – BUSINESS SEGMENT INFORMATION

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

Selected financial information on the Company’s business segments is presented as follows for the three months ended March 31, 2012 and 2011.

	Commercial Banking
	Quad City Bank & Trust	Cedar Rapids Bank & Trust	Rockford Bank & Trust	Wealth Management	All Other	Intercompany Eliminations	Consolidated Total
Three Months Ended March 31, 2012
Total revenue	$12,265,033	$6,586,149	$3,120,795	$1,405,194	$4,611,992	$(4,658,481)	$23,330,682
Net interest income	$8,389,042	$3,767,999	$2,432,706	$-	$(386,294)	$-	$14,203,453
Net income attributable to QCR Holdings, Inc.	$2,689,684	$1,267,266	$393,475	$159,883	$3,296,364	$(4,569,854)	$3,236,818
Total assets	$1,114,376,297	$566,158,474	$312,595,782	$-	$198,977,794	$(199,110,154)	$1,992,998,193
Provision for loan/lease losses	$395,446	$350,000	$35,000	$-	$-	$-	$780,446
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

Three Months Ended March 31, 2011
Total revenue	$11,955,808	$7,062,606	$3,281,980	$1,482,020	$3,518,243	$(3,592,301)	$23,708,356
Net interest income	$6,996,360	$3,762,123	$2,078,105	$-	$(627,786)	$-	$12,208,802
Net income attributable to QCR Holdings, Inc.	$1,663,305	$1,234,424	$223,131	$291,388	$2,184,258	$(3,471,546)	$2,124,960
Total assets	$1,045,160,644	$557,998,653	$272,274,718	$-	$184,352,751	$(186,092,652)	$1,873,694,114
Provision for loan/lease losses	$439,664	$375,000	$253,000	$-	$-	$-	$1,067,664
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

NOTE 6 – FAIR VALUE

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

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three months ended March 31, 2012 or 2011.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Assets measured at fair value on a recurring basis comprise the following at March 31, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2012:
Securities available for sale:
U.S. govt. sponsored agency securities	$432,169,493	$-	$432,169,493	$-
Residential mortgage-backed and related securities	128,532,589	-	128,532,589	-
Municipal securities	53,811,823	-	53,811,823	-
Trust preferred securities	104,000	-	104,000	-
Other securities	1,572,610	221,798	1,350,812	-
	$616,190,515	$221,798	$615,968,717	$-

December 31, 2011:
Securities available for sale:
U.S. govt. sponsored agency securities	$428,955,220	$-	$428,955,220	$-
Residential mortgage-backed and related securities	108,853,749	-	108,853,749	-
Municipal securities	25,689,364	-	25,689,364	-
Trust preferred securities	80,800	-	80,800	-
Other securities	1,450,158	191,506	1,258,652	-
	$565,029,291	$191,506	$564,837,785	$-

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

Assets measured at fair value on a non-recurring basis comprise the following at March 31, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2012:
Impaired loans/leases	$18,610,807	$-	$-	$18,610,807
Other real estate owned	8,825,945	-	-	8,825,945
	$27,436,752	$-	$-	$27,436,752

December 31, 2011:
Impaired loans/leases	$18,361,757	$-	$-	$18,361,757
Other real estate owned	9,056,619	-	-	9,056,619
	$27,418,376	$-	$-	$27,418,376

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

Other real estate owned in the table above consists of property acquired through foreclosures and settlements of loans.  Property acquired is carried at the lower of the principal amount of loans outstanding, or the estimated fair value of the property, less disposal costs, and is classified as Level 3 in the fair value hierarchy.

For the impaired loans/leases and other real estate owned, the Company records carrying value at fair value less disposal or selling costs.  The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the three months ended March 31, 2012 or 2011.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	As of March 31, 2012		As of December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Cash and due from banks	$39,239,858	$39,239,858	$53,136,710	$53,136,710
Federal funds sold	-	-	20,785,000	20,785,000
Interest-bearing deposits at financial institutions	25,488,213	25,488,213	26,750,602	26,750,602
Investment securities:
Held to maturity	200,000	200,000	200,000	200,000
Available for sale	616,190,515	616,190,515	565,029,291	565,029,291
Loans/leases receivable, net	1,192,722,787	1,212,237,000	1,181,956,235	1,202,817,000
Accrued interest receivable	6,886,434	6,886,434	6,510,021	6,510,021
Deposits	1,296,749,133	1,300,317,000	1,205,457,788	1,209,197,000
Short-term borrowings	149,900,500	149,900,500	213,536,450	213,536,450
Federal Home Loan Bank advances	203,750,000	221,454,000	204,750,000	223,678,000
Other borrowings	136,233,688	151,306,000	136,231,663	151,813,000
Junior subordinated debentures	36,085,000	18,637,000	36,085,000	18,444,000
Accrued interest payable	1,580,359	1,580,359	1,551,842	1,551,842

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

Loans/leases receivable:  The fair values for variable rate loans equal their carrying values.  The fair values for all other types of loans/leases are estimated using discounted cash flow analyses, using interest rates currently being offered for loans/leases with similar terms to borrowers with similar credit quality.  The fair value of loans held for sale is based on quoted market prices of similar loans sold on the secondary market.  All of the above is classified as Level 2 in the fair value hierarchy as presented in the table below.

Deposits:  The fair values disclosed for demand and other non-maturity deposits equal their carrying amounts, which represent the amount payable on demand.  Fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregate expected monthly maturities on time deposits, and are classified as Level 2 in the fair value hierarchy as presented in the table below.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Federal Home Loan Bank advances and junior subordinated debentures:  The fair value of these instruments is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, and are classified as Level 2 in the fair value hierarchy as presented in the table below.

Other borrowings:  The fair value for the wholesale repurchase agreements and fixed rate other borrowings is estimated using rates currently available for debt with similar terms and remaining maturities.  The fair value for variable rate other borrowings is equal to its carrying value.  All of the above are classified as Level 2 in the fair value hierarchy as presented in the table below.

Commitments to extend credit:  The fair value of these instruments is not material.

The following table presents the level in the fair value hierarchy for the estimated fair values of only the Company’s financial instruments that are not already on the Consolidated Balance Sheet at fair value at March 31, 2012.

	Fair Value	Level 1	Level 2	Level 3

Loans/leases receivable, net *	$1,193,626,193	$-	$1,193,626,193	$-
Time deposits	353,462,000	-	353,462,000	-
Federal Home Loan Bank advances	221,454,000	-	221,454,000	-
Other borrowings	151,306,000	-	151,306,000	-
Junior subordinated debentures	18,637,000	-	18,637,000	-

*Excludes impaired loans/leases totaling $18,610,807 measured at fair value on a non-recurring basis and reported separately.

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

OVERVIEW

The Company recognized net income of $3.4 million for the quarter ended March 31, 2012, and net income attributable to QCR Holdings, Inc. of $3.2 million, which excludes the net income attributable to noncontrolling interests of $166 thousand.  After preferred stock dividends of $939 thousand, the Company reported net income attributable to common stockholders of $2.3 million, or diluted earnings per common share of $0.48.  By comparison, for the quarter ended December 31, 2011, the Company recognized net income of $2.9 million and net income attributable to QCR Holdings, Inc. of $2.7 million, which excludes the net income attributable to noncontrolling interests of $130 thousand.  After preferred stock dividends of $1.0 million, the Company reported net income attributable to common stockholders of $1.7 million, or diluted earnings per common share of $0.35.  For the first quarter of 2011, the Company recognized net income of $2.2 million and net income attributable to QCR holdings, Inc. of $2.1 million, which excludes the net income attributable to noncontrolling interests of $106 thousand.  After preferred stock dividends and discount accretion of $1.0 million, the Company reported net income attributable to common stockholders of $1.1 million, or diluted earnings per common share of $0.23.

Following is a table that represents the various net income measurements for the three months ended March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

	For the three months ended
	March 31, 2012	December 31, 2011	March 31, 2011

Net income	$3,402,849	$2,858,570	$2,231,484
Less: Net income attributable to noncontrolling interests	166,031	130,006	106,524
Net income attributable to QCR Holdings, Inc.	$3,236,818	$2,728,564	$2,124,960

Less: Preferred stock dividends and discount accretion	938,625	1,027,714	1,032,371
Net income attributable to QCR Holdings, Inc. common stockholders	$2,298,193	$1,700,850	$1,092,589

Diluted earnings per common share	$0.48	$0.35	$0.23

Weighted average common and common equivalent shares outstanding	4,833,399	4,856,296	4,683,717

Following is a table that represents the major income and expense categories.

	For the three months ended
	March 31, 2012	December 31, 2011	March 31, 2011

Net interest income	$14,203,453	$14,156,295	$12,208,802
Provision for loan/lease losses	(780,446)	(1,419,164)	(1,067,664)
Noninterest income	3,956,878	3,896,066	5,057,124
Noninterest expense	(12,738,080)	(12,651,685)	(13,012,271)
Federal and state income tax	(1,238,956)	(1,122,942)	(954,507)
Net income	$3,402,849	$2,858,570	$2,231,484

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME

Net interest income, on a tax equivalent basis, increased $2.1 million, or 17%, to $14.4 million for the quarter ended March 31, 2012, from $12.3 million for the same period of 2011.  For the first quarter of 2012, average earning assets increased $97.8 million, or 6%, while average interest-bearing liabilities grew slightly, when compared with average balances for the first quarter of 2011.  Primarily funding the growth in average earnings assets, average noninterest-bearing deposits grew $96.7 million, or 33%, from the first quarter 2011 to the same period of 2012.  A comparison of yields, spread and margin from the first quarter of 2012 to the first quarter of 2011 is as follows (on a tax equivalent basis):

•	The average yield on interest-earning assets decreased 3 basis points.
•	The average cost of interest-bearing liabilities decreased 35 basis points.
•	The net interest spread improved 32 basis points from 2.44% to 2.76%.
•	The net interest margin improved 31 basis points from 2.78% to 3.09%.

Although net interest margin grew sharply over the year and despite a slight increase in net interest income quarter-over-quarter, net interest margin is down 9 basis points from 3.18% for the quarter ended December 31, 2011.  The quarter-over-quarter decline in net interest margin was primarily the result of carrying higher levels of excess liquidity as deposit growth continued to outpace loan growth.

The Company’s management closely monitors and manages net interest margin.  From a profitability standpoint, an important challenge for the Company’s subsidiary banks and majority-owned leasing company is the improvement of their net interest margins.  Management continually addresses this issue with pricing and other balance sheet management strategies.  Over the past year, the Company’s management has emphasized shifting its funding mix by reducing its reliance on wholesale funding which tends to be at a higher cost than deposits. In addition, with loan growth continuing to be modest, the Company’s management has focused on growing and diversifying its securities portfolio.

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the three months ended March 31,
	2012			2011
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$-	$-	0.00%	$120,474	$66	0.22%
Interest-bearing deposits at financial institutions	84,367	120	0.57%	39,339	111	1.13%
Investment securities (1)	576,530	3,391	2.37%	447,352	2,693	2.41%
Restricted investment securities	15,280	81	2.13%	16,260	164	4.03%
Gross loans/leases receivable (2) (3) (4)	1,198,047	15,971	5.36%	1,152,997	15,735	5.46%

Total interest earning assets	$1,874,224	19,563	4.20%	$1,776,422	18,769	4.23%

Noninterest-earning assets:
Cash and due from banks	$41,021			$38,685
Premises and equipment	31,670			30,959
Less allowance for estimated losses on loans/leases	(18,911)			(20,508)
Other	76,738			66,302

Total assets	$2,004,742			$1,891,860

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$500,234	737	0.59%	$475,355	970	0.82%
Savings deposits	41,002	7	0.07%	36,577	15	0.16%
Time deposits	345,800	972	1.13%	368,701	1,440	1.56%
Short-term borrowings	178,981	65	0.15%	144,537	114	0.32%
Federal Home Loan Bank advances	206,137	1,864	3.64%	225,894	2,143	3.79%
Junior subordinated debentures	36,085	268	2.99%	36,085	481	5.33%
Other borrowings (4)	135,898	1,257	3.72%	148,592	1,279	3.44%

Total interest-bearing liabilities	$1,444,137	5,170	1.44%	$1,435,741	6,442	1.79%

Noninterest-bearing demand deposits	$390,021			$293,285
Other noninterest-bearing liabilities	26,761			31,536
Total liabilities	$1,860,919			$1,760,562

Stockholders' equity	143,823			131,298

Total liabilities and stockholders' equity	$2,004,742			$1,891,860

Net interest income		$14,393			$12,327

Net interest spread			2.76%			2.44%

Net interest margin			3.09%			2.78%

Ratio of average interest-earning assets to average interest-bearing liabilities	129.78%			123.73%

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

(4) In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the three months ended March 31, 2012 and 2011, this totaled $0.0 million and $8.5 million, respectively. During the second quarter of 2011, SBA removed the recourse provision for sales which allowed for sale accounting treatment at the time of sale; thus, the decline in average balance.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the three months ended March 31, 2012

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2012 vs. 2011
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(66)	$(33)	$(33)
Interest-bearing deposits at financial institutions	9	(303)	312
Investment securities (2)	698	(316)	1,014
Restricted investment securities	(83)	(73)	(10)
Gross loans/leases receivable (3) (4) (5)	236	(1,465)	1,701

Total change in interest income	$794	$(2,190)	$2,984

INTEREST EXPENSE
Interest-bearing demand deposits	$(233)	$(537)	$304
Savings deposits	(8)	(18)	10
Time deposits	(468)	(382)	(86)
Short-term borrowings	(49)	(185)	136
Federal Home Loan Bank advances	(279)	(90)	(189)
Junior subordinated debentures	(213)	(213)	-
Other borrowings (5)	(22)	413	(435)

Total change in interest expense	$(1,272)	$(1,012)	$(260)

Total change in net interest income	$2,066	$(1,178)	$3,244

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

(5)  In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings.  As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings.  For the three months ended March 31, 2012 and 2011, this totaled $0.0 million and $8.5 million, respectively.  During the second quarter of 2011, SBA removed the recourse provision for sales which allowed sale accounting treatment at the time of sale; thus, the decline in average balance.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for estimated losses on loans/leases.  The Company’s allowance for estimated losses on loans/leases methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for estimated losses on loans/leases that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors.  Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for estimated losses on loans/leases if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance for estimated losses on loans/leases.  Although management believes the level of the allowance as of March 31, 2012 is adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income grew $722 thousand, or 4%, from $18.7 million for the first quarter of 2011 to $19.4 million for the first quarter of 2012.  Growth in loans/leases and securities more than offset the effect of declines in yields.  Specifically, over the year, the average balance for loans/leases grew $45.1 million, or 4%, while loan yields declined 10 basis points.  Considering the challenging economic and competitive lending landscape, these results are favorable.  As deposit growth continues to outpace loan growth, the Company has focused on growing and diversifying its securities portfolio, including increasing its portfolio of agency-sponsored mortgage-backed securities as well as investing in municipalities.  As a result, over the year, the average balance for securities grew $129.2 million, or 29%, while yields declined modestly by 4 basis points.  With the extended historical low interest rate environment, management’s execution on diversification of the securities portfolio helped limit the yield fluctuation to only a modest decline.

Interest income for the current quarter fell slightly from the prior quarter.  Loan yields declined 10 basis points quarter-over-quarter which offset modest loan growth as well as the impact of continued growth and diversification of the securities portfolio.  Management understands the importance of quality, well-priced loan/lease growth and has worked hard to grow assets in a prudent and sustainable manner.

INTEREST EXPENSE

Interest expense for the first quarter of 2012 declined $314 thousand, or 6%, from prior quarter, and fell significantly by $1.3 million, or 20%, from the first quarter of 2011.  The average balances of interest-bearing deposits were relatively flat over the year, while the cost of deposits fell from 1.10% for the first quarter of 2011 to 0.90% for the fourth quarter of 2011, and down further to 0.78% for the first quarter of 2012.  As the Company continues to grow noninterest bearing deposits (the average balances increased $96.7 million, or 33%, over the year), this has provided management increased flexibility to manage down pricing on its interest-bearing deposits.  Also contributing to the decline in interest expense, the Company has been successful in managing down the cost of borrowings.  Management has placed a strong focus on reducing the reliance on wholesale funding as it tends to be higher cost than deposits.  Over the year, the majority of maturing wholesale funds have not been replaced, or, to a lesser extent, have been replaced at significantly reduced cost.  In addition, management executed on two separate strategies during 2011 which strongly contributed to the declining borrowing costs:

1.	During the first quarter of 2011, QCBT utilized excess liquidity and prepaid $15.0 million of FHLB advances with a weighted average interest rate of 4.87% and a weighted average maturity of May 2012.
2.
The Company modified $33.4 million ($20.4 million in first quarter of 2011 and $13.0 million in the fourth quarter of 2011) of fixed rate FHLB advances into new fixed rate FHLB advances at significantly reduced interest rates and extended maturities.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

PROVISION FOR LOAN/LEASE LOSSES

The provision for loan/lease losses is established based on a number of factors, including the Company’s historical loss experience, delinquencies and charge-off trends, the local and national economy and risk associated with the loans/leases in the portfolio as described in more detail in the “Critical Accounting Policies” section.

The Company’s provision for loan/lease losses totaled $780 thousand for the first quarter of 2012, a decline of $639 thousand over the prior quarter, and a decline of $288 thousand from the first quarter of 2011.  The declines were the result of the following:

•
The Company continued to experience improving loan quality as evidenced by the declining trend in the level of classified and criticized loans (see table and further discussion in the “Financial Condition” section).  This trend translated over to nonperforming loans/leases as the Company’s level of nonperforming loans/leases declined from $35.7 million at March 31, 2011 down to $32.0 million at December 31, 2011, and down further to $30.6 million at March 31, 2012.

•
The Company experienced modest growth and a slight shift in mix in its loan/lease portfolio.  Specifically, loans/leases grew $56.0 million, or 5%, with approximately half of the growth in residential real estate loans and direct financing leases, which have smaller average balances and are historically less risky than the Company’s commercial loan portfolio.

With net charge-offs totaling $563 thousand more than offset by provision for loan/lease losses of $780 thousand, the Company’s allowance for estimated losses on loan/lease losses to total loans/leases increased to 1.57% at March 31, 2012 from 1.56% at December 31, 2011.  A more detailed discussion of the Company’s allowance for estimated losses on loans/leases can be found in the “Financial Condition” section of this report.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31, 2012	March 31, 2011	$ Change	% Change

Trust department fees	$883,732	$950,802	$(67,070)	(7.1	) %
Investment advisory and management fees, gross	521,462	531,218	(9,756)	(1.8)
Deposit service fees	904,406	872,672	31,734	3.6
Gains on sales of loans, net	399,090	759,693	(360,603)	(47.5)
Securities gains	-	880,312	(880,312)	(100.0)
Losses on sales of other real estate owned, net	(189,204)	(25,098)	(164,106)	653.9
Earnings on bank-owned life insurance	438,402	344,411	93,991	27.3
Credit card fees, net of processing costs	127,015	141,160	(14,145)	(10.0)
Other	871,975	601,954	270,021	44.9
	$3,956,878	$5,057,124	$(1,100,246)	(21.8	) %

Trust department fees continue to be a significant contributor to noninterest income.  Trust department fees declined 7% from the first quarter of 2011 to the first quarter of 2012.  Comparing the first quarter of 2012 to the fourth quarter of 2011, trust department fees grew 16%.  The majority of the trust department fees are determined based on the value of the investments within the managed trusts.  As markets have experienced volatility with the national economy’s recovery from recession, the Company’s fee income has experienced similar volatility and fluctuation.  In recent years, the Company has been successful in expanding its customer base which has helped to offset some of the volatility.

Over the past year, the Company has placed a stronger emphasis on growing its investment advisory and management services.  Fee income for investment advisory and management services was relatively flat comparing first quarter of 2011 to the same quarter of 2012, and increased 9% from the fourth quarter of 2011 to the current quarter.  Similar to trust department fees, these fees are largely determined based on the value of the investments managed.  And, similar to the trust department, the Company has had some success in expanding its customer base which has helped to offset the market volatility affecting asset values as the national economy continues to slowly recover.

Deposit service fees have increased over the past several years.  The Company has placed an emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits.  With this shift in mix, the Company has increased the number of demand deposit accounts which tend to be lower in interest cost and higher in service fees.  The Company plans to continue this shift in mix and to focus on growing deposit service fees.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Gains on sales of loans, net, declined 48% from first quarter of 2011 to the same period in 2012.  This consists of sales of residential mortgages and the government guaranteed portions of small business loans.  Following is the breakdown of the gains recognized for these types of sales for the three months ended March 31, 2012 and 2011.

	For the three months ended
	March 31, 2012	March 31, 2011
Gains on sales of residential mortgages	$291,433	$132,229
Gains on sales of government guaranteed portions of loans	107,657	627,464
	$399,090	$759,693

Regarding sales of residential mortgages, the sales volume was relatively flat comparing the first quarter of 2012 to the same period in 2011.  It appears the real estate markets are slowly recovering as buying and selling activity has increased which has offset the declining refinancing activity.  This shift in mix is favorable as the Company typically earns higher premiums on the former.  In addition, the Company has focused on improving its premiums per transaction with careful selection and negotiation with its portfolio of investors (purchasers of the residential mortgages) without sacrificing quality or increasing recourse exposure.  Despite the decline in gains on sales of government guaranteed portions of loans from the first quarter of 2011 to the first quarter of 2012, the Company continues to place a strong focus on small business lending by taking advantage of programs offered by the Small Business Administration and United States Department of Agriculture.  In some cases, it is more beneficial for the Company to sell the government guaranteed portion at a premium.  The Company will continue to focus on growing small business lending and selling the government guaranteed portion as it continues to be beneficial.

During the first quarter of 2011, in an effort to offset the $832 thousand of fees for prepaying $15.0 million of FHLB advances, QCBT sold $37.4 million of government agency securities for a pre-tax gain totaling $880 thousand.

Included in ‘other’ noninterest income, CRBT recognized $207 thousand of fee income for the execution of interest rate swaps related to two commercial loans during the first quarter of 2012.  The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while CRBT receives a variable interest rate.  Management believes that these swaps help  position CRBT better for rising rate environments.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following table sets forth the various categories of noninterest expense for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31, 2012	March 31, 2011	$ Change	% Change

Salaries and employee benefits	$8,124,680	$7,473,503	$651,177	8.7%
Occupancy and equipment expense	1,352,263	1,289,455	62,808	4.9
Professional and data processing fees	1,150,190	1,124,522	25,668	2.3
FDIC and other insurance	580,856	882,730	(301,874)	(34.2)
Loan/lease expense	218,734	276,228	(57,494)	(20.8)
Advertising and marketing	276,016	224,729	51,287	22.8
Postage and telephone	288,240	230,185	58,055	25.2
Stationery and supplies	142,966	134,643	8,323	6.2
Bank service charges	199,729	161,178	38,551	23.9
Prepayment fees on Federal Home Loan Bank advances	-	832,099	(832,099)	(100.0)
Other	404,406	382,999	21,407	5.6
	$12,738,080	$13,012,271	$(274,191)	(2.1	) %

Salaries and employee benefits, which is the largest component of noninterest expense, increased $651 thousand, or 9%, from the first quarter of 2011 to the same quarter of 2012.  This increase is largely the result of:

•	Customary annual salary and benefits increases for the majority of the Company’s employee base in 2012.
•	Continued increases in health insurance-related employee benefits for the majority of the Company’s employee base.
•	Higher accrued incentive compensation based on improved performance for the first quarter of 2012.
•
An increase in the Company’s employee base as full-time equivalents increased from 347 at March 31, 2011 to 349 at March 31, 2012.  Specifically, the Company added three business development officers in the Wealth Management division in an effort to continue to grow market share.

FDIC and other insurance expense decreased 34% from the first quarter of 2011 to the first quarter of 2012.  FDIC insurance premiums are calculated using a variety of factors, including, but not limited to, balance sheet levels, funding mix, and regulatory compliance.  The subsidiary banks have been successful in managing these factors and driving down FDIC insurance cost.  In addition, the FDIC modified the calculation for premiums effective during the second quarter of 2011.  The modification was favorable for the Company’s subsidiary banks.

Loan/lease expense declined $57 thousand, or 21%, from the first quarter of 2011 to the first quarter of 2012.  Generally, loan/lease expense has a direct relationship with the level of nonperforming loans/leases; however, it may deviate as it depends upon the individual nonperforming loans/leases.  Over the past few years, the Company has experienced elevated levels of loan/lease expense.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company incurred additional expenses for advertising and marketing in the first quarter of 2012.   Specifically, the subsidiary banks and the leasing company are pursuing opportunities to reach new customers in their respective markets as a result of the continued uncertainty with some of their competition.

Bank service charges, which include costs incurred to provide services to QCBT’s correspondent banking customer portfolio, have increased over the year.  The increase is due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio over the past year.

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

INCOME TAXES

The provision for income taxes totaled $1.2 million, or an effective tax rate of 27%, for the first quarter of 2012 compared to $955 thousand, or an effective tax rate of 30%, for the same quarter in 2011.  The increase in provision for income taxes is the result of significant growth in income before taxes which is discussed previously throughout this Management’s Discussion and Analysis.  Regarding the decline in the effective tax rate, this is primarily the result of the following:

•	The continued application of tax credits that were acquired in the third quarter of 2011.
•
The increase in tax-exempt municipal securities during the first quarter of 2012.  Specifically, the Company grew its municipal securities portfolio from $25.7 million at December 31, 2011 to $53.8 million at March 31, 2012.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	March 31, 2012		December 31, 2011		March 31, 2011

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$64,728	3%	$100,673	5%	$133,374	7%
Securities	616,391	31%	565,229	29%	491,558	26%
Net loans/leases	1,192,723	60%	1,181,956	60%	1,135,038	61%
Other assets	119,156	6%	118,752	6%	113,724	6%
Total assets	$1,992,998	100%	$1,966,610	100%	$1,873,694	100%

Total deposits	$1,296,749	65%	$1,205,458	61%	$1,194,858	64%
Total borrowings	525,970	26%	590,603	30%	524,837	28%
Other liabilities	24,512	1%	26,116	1%	21,041	1%
Total stockholders' equity	145,767	7%	144,433	7%	132,958	7%
Total liabilities and stockholders' equity	$1,992,998	100%	$1,966,610	100%	$1,873,694	100%

During the first quarter of 2012, the Company’s total assets increased 1% from $1.97 billion at December 31, 2011 to $1.99 billion at March 31, 2012.   The Company continued to grow its securities portfolio with 9% growth during the current quarter.  Additionally, the Company experienced net growth of loan/leases in the amount of $10.8 million, or 1%, over the first quarter of 2012.  The growth was partially offset by a decline in federal funds sold and interest-bearing deposits at financial institutions as the Company invested some of its excess liquidity.  The net increase in assets during the first quarter of 2012 was funded by strong and continued growth of the Company’s deposit portfolio as balances grew $91.3 million, or 8%.

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return.  With the strong growth in deposits and the continued weak loan demand, the Company has grown and diversified its securities portfolio, including increasing the portfolio of agency-sponsored mortgage-backed securities as well as more than doubling the portfolio of municipalities.  As the portfolio has grown over the recent years, management has elevated its focus on maximizing return while minimizing credit and interest rate risk.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a breakdown of the Company’s securities portfolio by type:

	As of
	March 31, 2012		December 31, 2011		March 31, 2011
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. govt. sponsored agency securities	$432,169	70%	$428,955	76%	$388,459	79%
Residential mortgage-backed and related securities	128,533	21%	108,854	19%	73,180	15%
Municipal securities	53,813	9%	25,689	5%	27,922	6%
Other securities, including held-to-maturity	1,876	0%	1,731	0%	1,997	0%
	$616,391	100%	$565,229	100%	$491,558	100%

The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

See Note 2 for additional information regarding the Company’s investment securities.

Total loans/leases grew $10.9 million, or 1%, during the first quarter of 2012.  Although the growth continues to be modest, this marked the fourth consecutive quarter of net loan/lease growth.  The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	March 31, 2012		December 31, 2011		March 31, 2011
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Commercial and industrial loans	$352,749	29%	$350,794	29%	$357,471	31%
Commercial real estate loans	580,946	48%	577,804	48%	549,771	48%
Direct financing leases	96,314	8%	93,212	8%	83,994	7%
Residential real estate loans	103,528	9%	98,107	8%	79,708	7%
Installment and other consumer loans	75,546	6%	78,223	7%	82,855	7%

Total loans/leases	$1,209,083	100%	$1,198,140	100%	$1,153,799	100%

Plus deferred loan/lease origination costs, net of fees	2,647		2,605		1,969
Less allowance for estimated losses on loans/leases	(19,007)		(18,789)		(20,730)

Net loans/leases	$1,192,723		$1,181,956		$1,135,038

Regarding the Company’s levels of qualified small business lending as defined by the U.S. Treasury as part of the Company’s participation in the Small Business Lending Fund (“SBLF”), see the discussion later in this section of the Management’s Discussion and Analysis.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

As commercial real estate loans are the largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s commercial real estate loan portfolio.  Management tracks the level of owner-occupied commercial real estate loans versus non owner-occupied loans.  Owner-occupied loans are generally considered to have less risk.  As of March 31, 2012 and December 31, 2011, approximately 31% and 29%, respectively, of the commercial real estate loan portfolio was owner-occupied.  Although the net growth of commercial real estate loans was modest for the first quarter of 2012, there was a favorable shift in mix as owner-occupied grew $14.5 million, or 9%, while non owner-occupied (including commercial construction and land development) declined $11.3 million, or 3%.

Following is a listing of significant industries within the Company’s commercial real estate loan portfolio as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012		As of December 31, 2011
	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Nonresidential Buildings	$169,886	29%	$179,511	31%
Lessors of Residential Buildings	48,919	8%	50,029	9%
Land Subdivision	33,486	6%	33,252	6%
Hotels	23,700	4%	19,061	3%
New Car Dealers	21,817	4%	25,223	4%
Lessors of Other Real Estate Property	15,115	3%	15,830	3%
Other *	268,023	46%	254,898	44%

Total Commercial Real Estate Loans	$580,946	100%	$577,804	100%

*   “Other” consists of all other industries.  None of these had concentrations greater than $15 million, or 2.6% of total commercial real estate loans.

The Company’s residential real estate loan portfolio consists of the following:

•
Certain loans that do not meet the criteria for sale into the secondary market.  These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid the long-term interest rate risk.

•	A limited amount of 15-year fixed rate residential real estate loans that met certain credit guidelines.

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Changes in the allowance for estimated losses on loans/leases for the three months ended March 31, 2012 and 2011 are presented as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011

Balance, beginning	$18,789,262	$20,364,656
Provisions charged to expense	780,446	1,067,664
Loans/leases charged off	(824,752)	(880,927)
Recoveries on loans/leases previously charged off	261,688	178,623
Balance, ending	$19,006,644	$20,730,016

The allowance for estimated losses on loans/leases was $19.0 million at March 31, 2012 compared to $18.8 million at December 31, 2011 and $20.7 million at March 31, 2011.  The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase/decrease in loans/leases and a detailed analysis of the loan/lease portfolio.  The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated worse than “fair quality” and carrying aggregate exposure in excess of $100 thousand.  The adequacy of the allowance for estimated losses on loans/leases was monitored by the loan review staff and reported to management and the board of directors.

The Company continued to strengthen its core loan portfolio as the levels of criticized and classified loans declined further in the first quarter of 2012, as reported in the following table.

	As of
Internally Assigned Risk Rating *	March 31, 2012	December 31, 2011	December 31, 2010

	(dollars in thousands)

Special Mention (Rating 6)	$21,075	$26,034	$43,551
Substandard (Rating 7) - Performing	34,457	36,278	42,498
Substandard (Rating 7) - Nonperforming	26,358	26,434	32,612
Doubtful (Rating 8)	-	-	21
	$81,890	$88,746	$118,682

Criticized Loans **	$81,890	$88,746	$118,682
Classified Loans ***	$60,815	$62,712	$75,131

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The declining trend in criticized and classified loans over the past several quarters translated to a reduction in nonperforming loans/leases and that trend continued during the first quarter as nonperforming loans/leases fell $1.4 million, or 4%.  Furthermore, nonperforming loans/leases have declined $16.7 million, or 35%, from their peak at September 30, 2010.  As a direct result, the level of allowance has declined.  Notably, the decline in nonperforming loans/leases has outpaced the decline in allowance for estimated losses on loans/leases and strengthened the Company’s allowance to nonperforming loans/leases.  The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of nonperforming loans/leases as of March 31, 2012, December 31, 2011, and December 31, 2010.

	As of
	March 31, 2012	December 31, 2011	December 31, 2010

Allowance / Gross Loans/Leases	1.57%	1.56%	1.74%
Allowance / Nonperforming Loans/Leases *	62.11%	58.70%	49.49%

*Nonperforming loan/leases consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing troubled debt restructurings.

Although management believes that the allowance for estimated losses on loans/leases at March 31, 2012 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future.  Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision.  Asset quality is a priority for the Company and its subsidiaries.  The ability to grow profitably is in part dependent upon the ability to maintain that quality.  The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 3 for additional information regarding the Company’s allowance for estimated losses on loans/leases.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the amounts of nonperforming assets.

	As of March 31, 2012	As of December 31, 2011	As of March 31, 2011	As of December 31, 2010

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$19,013	$18,995	$32,156	$37,427
Accruing loans/leases past due 90 days or more	721	1,111	123	320
Troubled debt restructures - accruing	10,868	11,904	3,379	3,405
Other real estate owned	8,172	8,386	8,358	8,535
Other repossessed assets	125	109	219	366
	$38,899	$40,505	$44,235	$50,053

Nonperforming loans/leases to total loans/leases	2.53%	2.67%	3.09%	3.51%
Nonperforming assets to total loans/leases plus reposessed property	3.19%	3.35%	3.80%	4.24%
Nonperforming assets to total assets	1.95%	2.06%	2.36%	2.73%
Texas ratio (3)	24.34%	25.58%	29.61%	33.57%

(1)	Includes government guaranteed portion of loan.
(2)	Includes troubled debt restructurings of $8.8 million at March 31, 2012, $8.6 million at December 31, 2011, $8.4 million at March 31, 2011, and $12.6 million at December 31, 2010.
(3)
Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance for Estimated Losses on Loans/Leases.  Texas Ratio is a non-GAAP financial measure.  Management included this ratio as this is considered to be a critical metric with which to analyze and evaluate asset quality.  Other companies may calculate this ratio differently.

The large majority of the nonperforming assets consist of nonaccrual loans/leases, accruing troubled debt restructurings, and other real estate owned.  For nonaccrual loans/leases and accruing troubled debt restructurings, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate.  Other real estate owned is carried at the fair value less costs to sell.

Nonperforming assets at March 31, 2012 were $38.9 million which is a decline of $1.6 million, or 4%, from December 31, 2011.  Further, nonperforming assets have declined $20.5 million, or 35%, from their peak position of $59.4 million at September 30, 2010.  A combination of improved performance ($781 thousand) and charge-offs ($825 thousand) contributed to the decline during the first quarter of 2012.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Deposits grew $91.3 million, or 8%, during the first quarter of 2012.  The table below presents the composition of the Company’s deposit portfolio.

	As of
	March 31, 2012		December 31, 2011		March 31, 2011

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$385,806	30%	$357,184	30%	$281,237	24%
Interest bearing demand deposits	519,732	40%	470,807	39%	521,042	44%
Savings deposits	41,317	3%	39,981	3%	37,689	3%
Time deposits	297,737	23%	292,575	24%	307,151	26%
Brokered time deposits	52,157	4%	44,911	4%	47,739	4%
	$1,296,749	100%	$1,205,458	100%	$1,194,858	100%

The Company has been successful in growing its noninterest bearing deposit portfolio over the past few years and this continued into the first quarter of 2012 with an increase of $28.6 million, or 8%. Most of this growth continues to derive from QCBT’s correspondent banking business.  The continued strength of the noninterest bearing deposit portfolio has provided flexibility to manage down deposit pricing and reduce reliance on higher cost wholesale funds which has helped drive down the Company’s interest expense.

The subsidiary banks offer short-term repurchase agreements to some of their significant customers.  Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank or from their correspondent banks.  The table below presents the composition of the Company’s short-term borrowings.

	As of
	March 31, 2012	December 31, 2011	March 31, 2011

	(dollars in thousands)

Overnight repurchase agreements with customers	$107,910	$110,236	$117,901
Federal funds purchased	41,990	103,300	16,971
	$149,900	$213,536	$134,872

The Company’s federal funds purchased position was temporarily elevated at December 31, 2011,  as a result of short-term fluctuations in noninterest bearing correspondent deposit balances for several customers over the end of the year.

As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs.  FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.  FHLB advances decreased slightly by $1.0 million during the first quarter of 2012.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Other borrowings consist largely of structured wholesale repurchase agreements which are utilized as an alternative funding source to FHLB advances and customer deposits.  The table below presents the composition of the Company’s other borrowings.

	As of
	March 31, 2012	December 31, 2011	March 31, 2011

	(dollars in thousands)

Wholesale repurchase agreements	$130,000	$130,000	$135,000
364-day revolving note	3,600	3,600	2,500
Series A subordinated notes	2,634	2,632	2,626
Other	-	-	3,504
	$136,234	$136,232	$143,630

It is management’s intention to continue to reduce the reliance on wholesale funding, including FHLB advances, wholesale structured repurchase agreements, and brokered time deposits.  Replacement of this funding with core deposits helps to reduce interest expense as the wholesale funding tends to be higher funding cost.

The table below presents the composition of the Company’s stockholders’ equity, including the common and preferred equity components.

	As of
	March 31, 2012		December 31, 2011		March 31, 2011
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Common stock	$4,945		$4,879		$4,834
Additional paid in capital - common	26,705		26,381		24,644
Retained earnings	46,884		44,586		41,644
Accumulated other comprehensive income (loss)	3,237		4,755		(641)
Noncontrolling interests	2,216		2,052		1,753
Less: Treasury stock	(1,606)		(1,606)		(1,606)
Total common stockholders' equity	82,381	57%	81,047	56%	70,628	53%

Preferred stock	65		65		63
Additional paid in capital - preferred	63,321		63,321		62,267
Total preferred stockholders' equity	63,386	43%	63,386	44%	62,330	47%

Total stockholders' equity	$145,767	100%	$144,433	100%	$132,958	100%

Tangible common equity* / total tangible assets	3.86%		3.85%		3.51%

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table presents the details of the preferred stock issued and outstanding as of March 31, 2012.

	Date Issued	Aggregate Purchase Price	Stated Dividend Rate	Annual Dividend

Series E Non-Cumulative Convertible Perpetual Preferred Stock	June 2010	$25,000,000	7.00%	$1,750,000
Series F Non-Cumulative Perpetual Preferred Stock	September 2011	40,090,000	5.00%	2,004,500
		$65,090,000		$3,754,500

Regarding the Series F Preferred Stock, non-cumulative dividends are payable quarterly, and the dividend rate is based on changes in the level of “Qualified Small Business Lending” or “QSBL” by the Company’s wholly owned bank subsidiaries, QCBT, CRBT and RB&T.  Based upon the change in the banks’ level of QSBL over the baseline level (defined below), the dividend rate remained at 5% through the first quarter of 2012.

As of March 31, 2012, the Company reported its QSBL in accordance with SBLF guidelines and calculated a net decline from the baseline of $69.5 million, or 15%.  SBLF defines the baseline as the average of the Company’s QSBL for the last two quarters of 2009 and the first two quarters of 2010.  As a result of the decline, the dividend rate on the Series F Preferred Stock remains at 5%.  Although the Company grew business loans modestly during the first quarter of 2012, some of these loans didn’t meet the SBLF’s specific definition for QSBL.  Although the Company continues to experience a net decline in QSBL since the baseline, it continues to supportsmall businesses in its communities.  One example of this support is through its significant participation in the SBA and USDA lending programs.  Notably, for 2011, all three of the subsidiary banks were ranked in the top 10 in their respective states for SBA lending volume.  CRBT was ranked first in the state of Iowa for both SBA and USDA lending volume.  The government guaranteed portions of these loans (typically 70% to 85% of the total principal balance) do not qualify as QSBL, as defined by SBLF guidelines.  Through continued participation in these programs and the efforts of the Company’s experienced small business bankers, the Company is well positioned to continue to support the lending needs of small businesses in the communities it serves.

Stockholders’ equity increased $1.3 million, or 1%, during the first quarter of 2012.  Net income of $3.4 million grew retained earnings; however, this was partially offset by declaration of preferred stock dividends totaling $939 thousand ($438 thousand for Series E Preferred Stock, and $501 thousand for Series F Preferred Stock).  Lastly, the available for sale portion of the securities portfolio experienced a decline in fair value of $1.5 million, net of tax, for the first quarter of 2012 as a result of increases in certain market interest rates.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs.  The Company monitors liquidity risk through contingency planning stress testing on a regular basis.  The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable.  One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $125.4 million for the first quarter of 2012 and $112.9 million for the fourth quarter of 2011.

The Company has a variety of sources of short-term liquidity available, including federal funds purchased from correspondent banks, FHLB advances, structured wholesale repurchase agreements, brokered certificates of deposit, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales.  The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on the regular monthly payments on its residential mortgage-backed securities portfolio. At March 31, 2012, the subsidiary banks had 26 lines of credit totaling $281.3 million, of which $65.3 million was secured and $216.0 million was unsecured.  At March 31, 2012, all of the $281.3 million was available.  Additionally, the Company has a single $20.0 million secured revolving line of credit with a maturity date of April 1, 2013.  As of March 31, 2012, the Company had $16.4 million available as the line of credit carried an outstanding balance of $3.6 million.

Throughout its history, the Company has secured additional capital through various resources, including the issuance of preferred stock (discussed above) and the issuance of trust preferred securities.  Trust preferred securities are reported on the Company’s balance sheet as liabilities, but do qualify for treatment as regulatory capital.

The following table presents the details of the trust preferred securities issued and outstanding as of March 31, 2012.

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 3/31/12	Interest Rate as of 12/31/11

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR	3.43%	3.22%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.43%	3.22%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.37%	2.20%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR	2.12%	1.95%
		$36,085,000	Weighted Average Rate	2.90%	2.71%

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks’ financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of March 31, 2012 and December 31, 2011, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.  The Company and the subsidiary banks’ actual capital amounts and ratios as of March 31, 2012 and December 31, 2011 are also presented in the following table (dollars in thousands).  As of March 31, 2012 and December 31, 2011, the subsidiary banks met the requirements to be “well capitalized”.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of March 31, 2012:
Company:
Total risk-based capital	$194,560	13.87%	$112,187	>	8.0%	N/A		N/A
Tier 1 risk-based capital	172,052	12.27%	56,094	>	4.0%	N/A		N/A
Tier 1 leverage	172,052	8.60%	80,059	>	4.0%	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$101,596	13.27%	$61,260	>	8.0%	$76,575	>	10.00%
Tier 1 risk-based capital	93,403	12.20%	30,630	>	4.0	45,945	>	6.00%
Tier 1 leverage	93,403	8.25%	45,266	>	4.0	56,582	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$57,647	14.62%	$31,542	>	8.0%	$47,312	>	10.00%
Tier 1 risk-based capital	52,696	13.37%	15,771	>	4.0	23,656	>	6.00%
Tier 1 leverage	52,696	9.13%	23,088	>	4.0	28,860	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$36,642	15.14%	$19,366	>	8.0%	$24,207	>	10.00%
Tier 1 risk-based capital	33,603	13.88%	9,683	>	4.0	14,524	>	6.00%
Tier 1 leverage	33,603	11.01%	12,207	>	4.0	15,259	>	5.00%

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

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

Part I
Item 3

QUANTITATIVE AND QUALITATVE DISCUSSION ABOUT MARKET RISK

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

Part I
Item 3

QUANTITATIVE AND QUALITATVE DISCUSSION ABOUT MARKET RISK

Application of the simulation model analysis at the most recent quarter-end available demonstrated the following:

	NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	As of December 31, 2011	As of March 31, 2011	As of December 31, 2010

100 basis point downward shift	-1.5%	-1.8%	-1.9%
200 basis point upward shift	-3.1%	-3.6%	-3.0%
300 basis point upward shift	-4.2%	-4.1%	-1.6%

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

Part I
Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2012.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 1.A.                Risk Factors

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. “Risk Factors,” in the Company’s 2011 Annual Report on Form 10-K.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2                     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3                     Defaults Upon Senior Securities

None

Item 4                     Mine Safety Disclosures

Not applicable

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and March 31, 2011; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.
(Registrant)

Date May 7, 2012	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President Chief Executive Officer

Date May 7, 2012	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President Chief Operating Officer Chief Financial Officer