Form 10-Q
period 2012-06-30
QCR HOLDINGS INC
filed 2012-08-07
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 1, 2012, the Registrant had outstanding 4,856,828 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page Number(s)

Part I	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets As of June 30, 2012 and December 31, 2011	2

		Consolidated Statements of Income For the Three Months Ended June 30, 2012 and 2011	3

		Consolidated Statements of Income For the Six Months Ended June 30, 2012 and 2011	4

		Consolidated Statements of Comprehensive Income For the Three and Six Months Ended June 30, 2012 and 2011	5

		Consolidated Statement of Changes in Stockholders' Equity For the Six Months Ended June 30, 2012 and 2011	7

		Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2012 and 2011	8

		Notes to the Consolidated Financial Statements	8-27

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28-54

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55-56

	Item 4.	Controls and Procedures	57

Part II	OTHER INFORMATION

	Item 1.	Legal Proceedings	58

	Item 1.A.	Risk Factors	58

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

	Item 3.	Defaults upon Senior Securities	58

	Item 4.	Mine Safety Disclosures	58

	Item 5.	Other Information	58

	Item 6.	Exhibits	59

Signatures			60

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$51,639,674	$53,136,710
Federal funds sold	3,625,000	20,785,000
Interest-bearing deposits at financial institutions	28,452,429	26,750,602

Securities held to maturity, at amortized cost	700,000	200,000
Securities available for sale, at fair value	638,137,836	565,029,291
Total securities	638,837,836	565,229,291

Loans receivable held for sale	4,349,967	3,832,760
Loans/leases receivable held for investment	1,208,953,834	1,196,912,737
Gross loans/leases receivable	1,213,303,801	1,200,745,497
Less allowance for estimated losses on loans/leases	(18,724,535)	(18,789,262)
Net loans/leases receivable	1,194,579,266	1,181,956,235

Premises and equipment, net	31,440,406	31,740,751
Goodwill	3,222,688	3,222,688
Accrued interest receivable	6,735,326	6,510,021
Bank-owned life insurance	42,808,343	42,011,281
Restricted investment securities	15,224,350	15,253,600
Other real estate owned, net	9,136,035	8,385,758
Other assets	17,724,393	11,628,117

Total assets	$2,043,425,746	$1,966,610,054

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$390,761,816	$357,183,481
Interest-bearing	924,708,683	848,274,307
Total deposits	1,315,470,499	1,205,457,788

Short-term borrowings	185,399,038	213,536,450
Federal Home Loan Bank advances	203,750,000	204,750,000
Other borrowings	138,235,713	136,231,663
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	25,163,404	26,116,451
Total liabilities	1,904,103,654	1,822,177,352

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000 June 2012 - 54,867 shares issued and outstanding December 2011 - 65,090 shares issued and outstanding	54,867	65,090
Common stock, $1 par value; shares authorized 20,000,000 June 2012 - 4,968,307 shares issued and 4,847,061 outstanding December 2011 - 4,879,435 shares issued and 4,758,189 outstanding	4,968,307	4,879,435
Additional paid-in capital	80,180,869	89,702,533
Retained earnings	48,831,374	44,585,902
Accumulated other comprehensive income	4,478,524	4,754,714
Noncontrolling interests	2,414,661	2,051,538
Less treasury stock, June 2012 and December 2011 - 121,246 common shares, at cost	(1,606,510)	(1,606,510)
Total stockholders' equity	139,322,092	144,432,702
Total liabilities and stockholders' equity	$2,043,425,746	$1,966,610,054

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended June 30,
	2012	2011
Interest and dividend income:
Loans/leases, including fees	$15,973,109	$16,515,966
Securities:
Taxable	2,765,779	2,821,682
Nontaxable	538,285	259,813
Interest-bearing deposits at financial institutions	92,577	102,944
Restricted investment securities	164,778	137,965
Federal funds sold	-	23,706
Total interest and dividend income	19,534,528	19,862,076

Interest expense:
Deposits	1,629,517	2,321,641
Short-term borrowings	77,287	68,911
Federal Home Loan Bank advances	1,829,120	1,978,499
Other borrowings	1,224,083	1,289,739
Junior subordinated debentures	259,028	252,231
Total interest expense	5,019,035	5,911,021

Net interest income	14,515,493	13,951,055

Provision for loan/lease losses	1,048,469	1,672,221
Net interest income after provision for loan/lease losses	13,467,024	12,278,834

Noninterest income:
Trust department fees	852,234	894,733
Investment advisory and management fees, gross	679,326	550,243
Deposit service fees	875,073	856,661
Gains on sales of loans, net	882,321	755,128
Securities gains	104,600	148,602
Losses on sales of other real estate owned, net	(389,465)	(107,656)
Earnings on bank-owned life insurance	358,660	356,642
Credit card issuing fees, net of processing costs	142,173	77,336
Other	562,587	641,692
Total noninterest income	4,067,509	4,173,381

Noninterest expense:
Salaries and employee benefits	8,255,639	7,355,533
Occupancy and equipment expense	1,364,912	1,368,293
Professional and data processing fees	1,126,877	1,136,978
FDIC and other insurance	576,215	687,587
Loan/lease expense	263,166	656,069
Advertising and marketing	344,100	334,354
Postage and telephone	236,942	231,515
Stationery and supplies	135,211	123,529
Bank service charges	198,492	177,478
Other-than-temporary impairment losses on securities	62,400	118,847
Other	545,129	365,364
Total noninterest expense	13,109,083	12,555,547

Net income before income taxes	4,425,450	3,896,668
Federal and state income tax expense	1,152,071	1,123,454
Net income	$3,273,379	$2,773,214
Less: Net income attributable to noncontrolling interests	201,223	98,245
Net income attributable to QCR Holdings, Inc.	$3,072,156	$2,674,969

Less: Preferred stock dividends	935,786	1,035,742
Net income attributable to QCR Holdings, Inc. common stockholders	$2,136,370	$1,639,227

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.44	$0.34
Diluted	$0.44	$0.34

Weighted average common shares outstanding	4,835,773	4,847,740
Weighted average common and common equivalent shares outstanding	4,901,853	4,873,978

Cash dividends declared per common share	$0.04	$0.04
See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Six Months Ended June 30,
	2012	2011
Interest and dividend income:
Loans/leases, including fees	$31,943,946	$32,250,606
Securities:
Taxable	5,571,593	5,157,921
Nontaxable	934,111	499,159
Interest-bearing deposits at financial institutions	212,582	214,093
Restricted investment securities	246,100	301,485
Federal funds sold	-	90,044
Total interest and dividend income	38,908,332	38,513,308

Interest expense:
Deposits	3,345,257	4,747,195
Short-term borrowings	142,231	182,577
Federal Home Loan Bank advances	3,693,441	4,121,875
Other borrowings	2,481,476	2,568,918
Junior subordinated debentures	526,981	732,886
Total interest expense	10,189,386	12,353,451

Net interest income	28,718,946	26,159,857

Provision for loan/lease losses	1,828,915	2,739,885
Net interest income after provision for loan/lease losses	26,890,031	23,419,972

Noninterest income:
Trust department fees	1,735,966	1,845,535
Investment advisory and management fees, gross	1,200,788	1,081,461
Deposit service fees	1,779,479	1,729,333
Gains on sales of loans, net	1,281,411	1,514,821
Securities gains	104,600	1,028,914
Losses on sales of other real estate owned, net	(578,669)	(132,754)
Earnings on bank-owned life insurance	797,062	701,053
Credit card issuing fees, net of processing costs	269,188	218,496
Other	1,434,562	1,243,646
Total noninterest income	8,024,387	9,230,505

Noninterest expense:
Salaries and employee benefits	16,380,319	14,829,036
Occupancy and equipment expense	2,717,175	2,657,748
Professional and data processing fees	2,277,067	2,261,500
FDIC and other insurance	1,157,071	1,570,317
Loan/lease expense	481,900	932,297
Advertising and marketing	620,116	559,083
Postage and telephone	525,182	461,700
Stationery and supplies	278,177	258,172
Bank service charges	398,221	338,656
Prepayment fees on Federal Home Loan Bank advances	-	832,099
Other-than-temporary impairment losses on securities	62,400	118,847
Other	949,535	748,363
Total noninterest expense	25,847,163	25,567,818

Net income before income taxes	9,067,255	7,082,659
Federal and state income tax expense	2,391,027	2,077,961
Net income	$6,676,228	$5,004,698
Less: Net income attributable to noncontrolling interests	367,254	204,769
Net income attributable to QCR Holdings, Inc.	$6,308,974	$4,799,929

Less: Preferred stock dividends	1,874,411	2,068,113
Net income attributable to QCR Holdings, Inc. common stockholders	4,434,563	$2,731,816

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.92	$0.57
Diluted	$0.91	$0.57

Weighted average common shares outstanding	4,818,090	4,759,728
Weighted average common and common equivalent shares outstanding	4,867,628	4,778,848

Cash dividends declared per common share	$0.04	$0.04
See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Three and Six Months Ended June 30,

	Three Months Ended June 30,
	2012	2011
Net income	$3,273,379	$2,773,214

Other comprehensive income:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	2,114,026	4,052,129
Less reclassification adjustment for gains included in net income before tax	104,600	148,602
	2,009,426	3,903,527
Tax expense	768,381	1,493,799
Other comprehensive income, net of tax	1,241,045	2,409,728

Comprehensive income attributable to QCR Holdings, Inc.	$4,514,424	$5,182,942

	Six Months Ended June 30,
	2012	2011
Net income	$6,676,228	$5,004,698

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(346,545)	2,751,902
Less reclassification adjustment for gains included in net income before tax	104,600	1,028,914
	(451,145)	1,722,988
Tax expense (benefit)	(174,955)	658,814
Other comprehensive income (loss), net of tax	(276,190)	1,064,174

Comprehensive income attributable to QCR Holdings, Inc.	$6,400,038	$6,068,872

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
Six Months Ended June 30, 2012 and 2011

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Treasury Stock	Total
Balance December 31, 2011	$65,090	$4,879,435	$89,702,533	$44,585,902	$4,754,714	$2,051,538	$(1,606,510)	$144,432,702
Comprehensive income:
Net income	-	-	-	3,236,818	-	166,031	-	3,402,849
Other comprehensive loss, net of tax	-	-	-	-	(1,517,235)	-	-	(1,517,235)
Comprehensive income								1,885,614
Preferred cash dividends declared	-	-	-	(938,625)	-	-	-	(938,625)
Proceeds from issuance of 7,767 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	7,767	55,566	-	-	-	-	63,333
Proceeds from issuance of 276 shares of common stock as a result of stock options exercised	-	276	2,374	-	-	-	-	2,650
Exchange of 576 shares of common stock in connection with payroll taxes for restricted stock	-	(576)	(2,103)	-	-	-	-	(2,679)
Stock compensation expense	-	-	326,245					326,245
Restricted stock awards	-	57,770	(57,770)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	(2,066)	-	(2,066)
Balance March 31, 2012	$65,090	$4,944,672	$90,026,845	$46,884,095	$3,237,479	$2,215,503	$(1,606,510)	$145,767,174
Comprehensive income:
Net income	-	-	-	3,072,156	-	201,223	-	3,273,379
Other comprehensive income, net of tax	-	-	-	-	1,241,045	-	-	1,241,045
Comprehensive income								4,514,424
Common cash dividends declared, $0.04 per share	-	-	-	(189,091)	-	-	-	(189,091)
Preferred cash dividends declared	-	-	-	(935,786)	-	-	-	(935,786)
Redemption of 10,223 shares of Series F Noncumulative Perpetual Preferred Stock	(10,223)	-	(10,212,777)	-	-	-	-	(10,223,000)
Proceeds from issuance of 10,856 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	10,856	78,055	-	-	-	-	88,911
Proceeds from issuance of 9,090 shares of common stock as a result of stock options exercised	-	9,090	79,902	-	-	-	-	88,992
Exchange of 611 shares of common stock in connection with stock options exercised	-	(611)	(7,125)	-	-	-	-	(7,736)
Proceeds from exercise of warrants to purchase 4,300 shares of common stock issued in conjunction with the Series A Subordinated Notes	-	4,300	38,700	-	-	-	-	43,000
Stock compensation expense	-	-	177,269					177,269
Distributions to noncontrolling interests	-	-	-	-	-	(2,065)	-	(2,065)
Balance June 30, 2012	$54,867	$4,968,307	$80,180,869	$48,831,374	$4,478,524	$2,414,661	$(1,606,510)	$139,322,092

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Treasury Stock	Total
Balance December 31, 2010	$63,237	$4,732,428	$86,478,269	$40,550,900	$704,165	$1,648,219	$(1,606,510)	$132,570,708
Comprehensive income:
Net income	-	-	-	2,124,960	-	106,524	-	2,231,484
Other comprehensive loss, net of tax	-	-	-	-	(1,345,554)	-	-	(1,345,554)
Comprehensive income								885,930
Preferred cash dividends declared	-	-	-	(915,462)	-	-	-	(915,462)
Discount accretion on cumulative preferred stock	-	-	116,909	(116,909)	-	-	-	-
Proceeds from issuance of 9,081 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	9,081	49,249	-	-	-	-	58,330
Proceeds from issuance of 24,300 shares of common stock as a result of stock options exercised	-	24,300	146,067	-	-	-	-	170,367
Exchange of 2,171 shares of common stock in connection with stock options exercised	-	(2,171)	(14,070)	-	-	-	-	(16,241)
Stock compensation expense	-	-	206,569					206,569
Restricted stock awards	-	69,924	(69,924)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	(2,065)	-	(2,065)
Balance March 31, 2011	$63,237	$4,833,562	$86,913,069	$41,643,489	$(641,389)	$1,752,678	$(1,606,510)	$132,958,136
Comprehensive income:
Net income	-	-	-	2,674,969	-	98,245	-	2,773,214
Other comprehensive income, net of tax	-	-	-	-	2,409,728	-	-	2,409,728
Comprehensive income								5,182,942
Common cash dividends declared, $0.04 per share	-	-	-	(185,863)	-	-	-	(185,863)
Preferred cash dividends declared and accrued	-	-	-	(915,462)	-	-	-	(915,462)
Discount accretion on cumulative preferred stock	-	-	120,280	(120,280)	-	-	-	-
Proceeds from issuance of 11,355 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	11,355	61,582	-	-	-	-	72,937
Proceeds from issuance of 10,967 shares of common stock as a result of stock options exercised	-	10,967	65,205	-	-	-	-	76,172
Exchange of 379 shares of common stock in connection with stock options exercised	-	(379)	(3,033)	-	-	-	-	(3,412)
Stock compensation expense	-	-	141,370					141,370
Distributions to noncontrolling interests	-	-	-	-	-	(2,066)	-	(2,066)
Balance June 30, 2011	$63,237	$4,855,505	$87,298,473	$43,096,853	$1,768,339	$1,848,857	$(1,606,510)	$137,324,754

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,676,228	$5,004,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,198,809	1,285,282
Provision for loan/lease losses	1,828,915	2,739,885
Amortization of offering costs on subordinated debentures	7,158	7,158
Stock-based compensation expense	503,514	397,927
Losses on sales of other real estate owned, net	578,669	132,754
Amortization of premiums on securities, net	2,050,358	1,704,629
Securities gains	(104,600)	(1,028,914)
Other-than-temporary impairment losses on securities	62,400	118,847
Loans originated for sale	(51,881,417)	(43,161,215)
Proceeds on sales of loans	52,645,621	56,509,458
Gains on sales of loans, net	(1,281,411)	(1,514,821)
Prepayment fees on Federal Home Loan Bank advances	-	832,099
Increase in accrued interest receivable	(225,305)	(119,254)
Increase in cash value of bank-owned life insurance	(797,062)	(701,053)
Increase (decrease) in other assets	(5,932,610)	3,010,526
Decrease in other liabilities	(738,366)	(537,175)
Net cash provided by operating activities	$4,590,901	$24,680,831

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	17,160,000	53,960,000
Net (increase) decrease in interest-bearing deposits at financial institutions	(1,701,827)	12,452,616
Proceeds from sales of other real estate owned	814,071	2,618,237
Activity in securities portfolio:
Purchases	(311,369,517)	(299,119,217)
Calls, maturities and redemptions	201,683,047	162,834,446
Paydowns	14,403,547	2,430,154
Sales	19,215,075	45,725,084
Activity in restricted investment securities:
Purchases	(1,003,850)	(57,300)
Redemptions	1,033,100	1,266,800
Purchases of bank-owned life insurance	-	(7,000,000)
Net increase in loans/leases originated and held for investment	(16,077,756)	(31,137,089)
Purchase of premises and equipment	(898,464)	(700,230)
Net cash used in investing activities	$(76,742,574)	$(56,726,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	110,012,711	99,498,515
Net decrease in short-term borrowings	(28,137,412)	(18,759,955)
Activity in Federal Home Loan Bank advances:
Advances	14,000,000	-
Calls and maturities	(15,000,000)	(19,000,000)
Prepayments	-	(15,832,099)
Net increase (decrease) in other borrowings	2,004,050	(9,154,734)
Payment of cash dividends on common and preferred stock	(2,278,183)	(2,014,345)
Redemption of 10,223 shares of Series F Noncumulative Perpetual Preferred Stock	(10,223,000)	-
Proceeds from issuance of common stock, net	276,471	358,153
Net cash provided by financing activities	$70,654,637	$35,095,535

Net increase (decrease) in cash and due from banks	(1,497,036)	3,049,867
Cash and due from banks, beginning	53,136,710	42,030,806
Cash and due from banks, ending	$51,639,674	$45,080,673

Supplemental disclosure of cash flow information, cash payments for:
Interest	$10,343,656	$12,824,212

Income/franchise taxes	$881,000	$1,162,609

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains (losses) on securities available for sale, net	$(276,190)	$1,064,174

Transfers of loans to other real estate owned	$2,143,017	$4,646,402
See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2012

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.  Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding.  The results of the interim period ended June 30, 2012, are not necessarily indicative of the results expected for the year ending December 31, 2012.

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

Recent accounting developments:  In December 2011, the Financial Accounting Standards Board issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet, and instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

Reclassifications:  Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of June 30, 2012 and December 31, 2011 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2012:
Securities held to maturity:
Other bonds	$700,000	$-	$-	$700,000

Securities available for sale:
U.S. govt. sponsored agency securities	$387,413,822	$2,377,067	$(191,137)	$389,599,752
Residential mortgage-backed and related securities	162,415,855	3,523,570	(112,224)	165,827,201
Municipal securities	79,658,038	1,834,640	(420,770)	81,071,908
Trust preferred securities	86,200	15,800	-	102,000
Other securities	1,319,560	257,847	(40,432)	1,536,975
	$630,893,475	$8,008,924	$(764,563)	$638,137,836

December 31, 2011:
Securities held to maturity:
Other bonds	$200,000	$-	$-	$200,000

Securities available for sale:
U.S. govt. sponsored agency securities	$426,581,913	$2,428,994	$(55,687)	$428,955,220
Residential mortgage-backed and related securities	105,373,614	3,488,350	(8,215)	108,853,749
Municipal securities	23,937,118	1,752,246	-	25,689,364
Trust preferred securities	86,200	-	(5,400)	80,800
Other securities	1,354,940	140,022	(44,804)	1,450,158
	$557,333,785	$7,809,612	$(114,106)	$565,029,291

The Company’s residential mortgage backed and related securities portfolio consists entirely of government sponsored or government guaranteed securities.  The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2012:
Securities available for sale:
U.S. govt. sponsored agency securities	$46,609,893	$(191,137)	$-	$-	$46,609,893	$(191,137)
Residential mortgage-backed and related securities	26,844,026	(112,224)	-	-	26,844,026	(112,224)
Municipal securities	21,831,460	(420,770)	-	-	21,831,460	(420,770)
Other securities	200,000	(40,432)	-	-	200,000	(40,432)
	$95,485,379	$(764,563)	$-	$-	$95,485,379	$(764,563)

December 31, 2011:
Securities available for sale:
U.S. govt. sponsored agency securities	$59,979,620	$(55,687)	$-	$-	$59,979,620	$(55,687)
Residential mortgage-backed and related securities	4,906,398	(8,215)	-	-	4,906,398	(8,215)
Trust preferred securities	-	-	80,800	(5,400)	80,800	(5,400)
Other securities	251,957	(44,332)	2,778	(472)	254,735	(44,804)
	$65,137,975	$(108,234)	$83,578	$(5,872)	$65,221,553	$(114,106)

At June 30, 2012, the investment portfolio included 354 securities.  Of this number, 47 securities had current unrealized losses with aggregate depreciation of less than 1% from the amortized cost basis.  Of these 47, none had unrealized losses for twelve months or more.  All of the debt securities in unrealized loss positions are considered acceptable credit risks.  Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.  In addition, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.  At June 30, 2012 and December 31, 2011, equity securities represented less than 1% of the total portfolio.

The Company did not recognize other-than-temporary impairment on any debt securities for the three and six months ended June 30, 2012 and 2011.

During the second quarter of 2012, the Company’s evaluation determined that one privately held equity security experienced a decline in fair value that was other-than-temporary.  As a result, the Company wrote down the value of this security and recognized a loss in the amount of $62,400.  The Company did not recognize other-than-temporary impairment on any of its equity securities during the first quarter of 2012.

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

All sales of securities, as applicable, for the three and six months ended June 30, 2012 and 2011, respectively, were from securities identified as available for sale.  Information on proceeds received, as well as pre-tax gross gains from sales of those securities is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Proceeds from sales of securities	$19,215,075	$8,331,005	$19,215,075	$45,725,084
Pre-tax gross gains from sales of securities	104,600	148,602	104,600	1,028,914

The amortized cost and fair value of securities as of June 30, 2012 by contractual maturity are shown below.  A portion of the Company’s U.S. government sponsored agency securities contain call options which allow the issuer, at its discretion, to call the security at predetermined dates prior to the contractual maturity date. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be called or prepaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following table.  “Other securities” are excluded from the maturity categories as there is no fixed maturity date.

	Amortized Cost	Fair Value
Securities held to maturity:
Due in one year or less	$50,000	$50,000
Due after one year through five years	100,000	100,000
Due after five years	550,000	550,000
	$700,000	$700,000

Securities available for sale:
Due in one year or less	$2,554,433	$2,569,961
Due after one year through five years	57,416,808	57,848,858
Due after five years	407,186,819	410,354,841
	$467,158,060	$470,773,660
Residential mortgage-backed and related securities	162,415,855	165,827,201
Other securities	1,319,560	1,536,975
	$630,893,475	$638,137,836

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of June 30, 2012 and December 31, 2011 is presented as follows:

	As of June 30, 2012	As of December 31, 2011

Commercial and industrial loans	$350,780,417	$350,794,278
Commercial real estate loans
Owner-occupied commercial real estate	188,948,747	167,790,621
Commercial construction, land development, and other land	46,663,733	60,384,738
Other non owner-occupied commercial real estate	340,674,818	349,628,491
	576,287,298	577,803,850

Direct financing leases *	98,567,582	93,212,362
Residential real estate loans **	107,450,497	98,107,051
Installment and other consumer loans	77,416,813	78,223,080
	1,210,502,607	1,198,140,621
Plus deferred loan/lease origination costs, net of fees	2,801,194	2,604,876
	1,213,303,801	1,200,745,497
Less allowance for estimated losses on loans/leases	(18,724,535)	(18,789,262)
	$1,194,579,266	$1,181,956,235

* Direct financing leases:
Net minimum lease payments to be received	$112,122,885	$106,389,988
Estimated unguaranteed residual values of leased assets	1,144,745	1,043,326
Unearned lease/residual income	(14,700,048)	(14,220,952)
	98,567,582	93,212,362
Plus deferred lease origination costs, net of fees	3,519,830	3,217,011
	102,087,412	96,429,373
Less allowance for estimated losses on leases	(1,610,999)	(1,339,496)
	$100,476,413	$95,089,877

**Includes residential real estate loans held for sale totaling $4,349,967 and $3,832,760 as of June 30, 2012, and December 31, 2011, respectively.

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For the three and six months ended June 30, 2012 and 2011, there were no losses on residual values.  At June 30, 2012, the Company had 38 leases remaining with residual values totaling $1,144,745 that were not protected with a lease end options rider.  At December 31, 2011, the Company had 39 leases remaining with residual values totaling $1,043,326 that were not protected with a lease end options rider.  Management has performed specific evaluations of these residual values and determined that the valuations are appropriate.

The aging of the loan/lease portfolio by classes of loans/leases as of June 30, 2012 is presented as follows:

Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$347,348,642	$834,831	$17,821	$965,673	$1,613,450	$350,780,417
Commercial Real Estate
Owner-Occupied Commercial Real Estate	187,712,914	548,615	-	-	687,218	188,948,747
Commercial Construction, Land Development, and Other Land	42,799,962	-	1,076,387	-	2,787,384	46,663,733
Other Non Owner-Occupied Commercial Real Estate	326,648,116	2,178,037	3,258,985	137,611	8,452,069	340,674,818
Direct Financing Leases	96,813,835	796,205	270,034	-	687,508	98,567,582
Residential Real Estate	106,016,069	-	411,031	-	1,023,397	107,450,497
Installment and Other Consumer	75,469,221	231,520	671,731	48,607	995,734	77,416,813
	$1,182,808,759	$4,589,208	$5,705,989	$1,151,891	$16,246,760	$1,210,502,607

As a percentage of total loan/lease portfolio	97.71%	0.38%	0.47%	0.10%	1.34%	100.00%

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2011 is presented as follows:

Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$347,417,683	$226,394	$239,991	$120,000	$2,790,210	$350,794,278
Commercial Real Estate
Owner-Occupied Commercial Real Estate	166,632,318	146,847	-	-	1,011,456	167,790,621
Commercial Construction, Land Development, and Other Land	55,741,827	211,878	486,802	968,919	2,975,312	60,384,738
Other Non Owner-Occupied Commercial Real Estate	336,080,128	522,323	3,732,935	-	9,293,105	349,628,491
Direct Financing Leases	91,273,406	826,187	396,344	-	716,425	93,212,362
Residential Real Estate	95,456,433	1,127,465	389,678	-	1,133,475	98,107,051
Installment and Other Consumer	76,376,399	737,543	12,122	22,160	1,074,856	78,223,080
	$1,168,978,194	$3,798,637	$5,257,872	$1,111,079	$18,994,839	$1,198,140,621

As a percentage of total loan/lease portfolio	97.57%	0.32%	0.44%	0.09%	1.59%	100.00%

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Nonperforming loans/leases by classes of loans/leases as of June 30, 2012 is presented as follows:

Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$965,673	$1,613,450	$185,591	$2,764,714	10.13%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	687,218	-	687,218	2.52%
Commercial Construction, Land Development, and Other Land	-	2,787,384	337,500	3,124,884	11.45%
Other Non Owner-Occupied Commercial Real Estate	137,611	8,452,069	9,167,020	17,756,700	65.05%
Direct Financing Leases	-	687,508	-	687,508	2.52%
Residential Real Estate	-	1,023,397	167,739	1,191,136	4.36%
Installment and Other Consumer	48,607	995,734	39,553	1,083,894	3.97%
	$1,151,891	$16,246,760	$9,897,403	$27,296,054	100.00%

*Nonaccrual loans/leases includes $6,122,952 of troubled debt restructurings, including $156,595 in commercial and industrial loans,  $5,628,957 in commercial real estate loans, $64,726 in direct financing leases, and $272,674 in installment loans.

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance for estimated losses on loans/leases by portfolio segment for the three and six months ended June 30, 2012 and 2011, respectively, are presented as follows:

	Three Months Ended June 30, 2012

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,585,467	$10,855,442	$1,366,528	$963,157	$1,236,050	$19,006,644
Provisions charged to expense	(683,718)	1,275,510	258,469	23,557	174,651	1,048,469
Loans/leases charged off	(79,334)	(1,427,987)	(27,543)	-	(199,935)	(1,734,799)
Recoveries on loans/leases previously charged off	358,377	7,026	13,545	-	25,273	404,221
Balance, ending	$4,180,792	$10,709,991	$1,610,999	$986,714	$1,236,039	$18,724,535

	Three Months Ended June 30, 2011

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$8,454,099	$8,631,699	$1,467,934	$706,305	$1,469,979	$20,730,016
Provisions charged to expense	224,974	865,054	123,221	50,770	408,202	1,672,221
Loans/leases charged off	(1,593,901)	(921,407)	-	-	(176,397)	(2,691,705)
Recoveries on loans/leases previously charged off	39,272	27,293	154	-	25,381	92,100
Balance, ending	$7,124,444	$8,602,639	$1,591,309	$757,075	$1,727,165	$19,802,632

	Six Months Ended June 30, 2012

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,878,006	$10,596,958	$1,339,496	$704,946	$1,269,856	$18,789,262
Provisions charged to expense	(774,618)	1,533,374	573,915	286,525	209,719	1,828,915
Loans/leases charged off	(455,742)	(1,427,987)	(343,264)	(4,757)	(327,801)	(2,559,551)
Recoveries on loans/leases previously charged off	533,146	7,646	40,852	-	84,265	665,909
Balance, ending	$4,180,792	$10,709,991	$1,610,999	$986,714	$1,236,039	$18,724,535

	Six Months Ended June 30, 2011

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$7,548,922	$9,087,315	$1,530,572	$748,028	$1,449,819	$20,364,656
Provisions charged to expense	1,216,493	392,902	303,885	9,047	817,558	2,739,885
Loans/leases charged off	(1,790,617)	(921,537)	(243,446)	-	(617,032)	(3,572,632)
Recoveries on loans/leases previously charged off	149,646	43,959	298	-	76,820	270,723
Balance, ending	$7,124,444	$8,602,639	$1,591,309	$757,075	$1,727,165	$19,802,632

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of June 30, 2012 and December 31, 2011 is presented as follows:

	As of June 30, 2012
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$265,046	$3,175,726	$90,000	$117,877	$2,313	$3,650,962
Allowance for loans/leases collectively evaluated for impairment	3,915,746	7,534,265	1,520,999	868,837	1,233,726	15,073,573
	$4,180,792	$10,709,991	$1,610,999	$986,714	$1,236,039	$18,724,535

Loans/leases individually evaluated for impairment	$1,011,904	$21,305,295	$687,508	$1,191,136	$965,678	$25,161,521
Loans/leases collectively evaluated for impairment	349,768,513	554,982,003	97,880,074	106,259,361	76,451,135	1,185,341,086
	$350,780,417	$576,287,298	$98,567,582	$107,450,497	$77,416,813	$1,210,502,607

Allowance as a percentage of loans/leases individually evaluated for impairment	26.19%	14.91%	13.09%	9.90%	0.24%	14.51%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.12%	1.36%	1.55%	0.82%	1.61%	1.27%
	1.19%	1.86%	1.63%	0.92%	1.60%	1.54%

	As of December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$903,187	$4,297,738	$66,675	$55,884	$22,819	$5,346,303
Allowance for loans/leases collectively evaluated for impairment	3,974,819	6,299,220	1,272,821	649,062	1,247,037	13,442,959
	$4,878,006	$10,596,958	$1,339,496	$704,946	$1,269,856	$18,789,262

Loans/leases individually evaluated for impairment	$2,152,855	$24,281,365	$1,306,663	$1,133,474	$984,806	$29,859,163
Loans/leases collectively evaluated for impairment	348,641,423	553,522,485	91,905,699	96,973,577	77,238,274	1,168,281,458
	$350,794,278	$577,803,850	$93,212,362	$98,107,051	$78,223,080	$1,198,140,621

Allowance as a percentage of loans/leases individually evaluated for impairment	41.95%	17.70%	5.10%	4.93%	2.32%	17.91%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.14%	1.14%	1.38%	0.67%	1.61%	1.15%
	1.39%	1.83%	1.44%	0.72%	1.62%	1.56%

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease.  The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Information for impaired loans/leases by classes of financing receivable as of and for the six months ended June 30, 2012 is as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$679,015	$1,410,800	$-	$1,230,600	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	555,729	555,729	-	711,463	-	-
Commercial Construction, Land Development, and Other Land	1,427,018	2,009,619	-	5,041,106	3,851	3,851
Other Non Owner-Occupied Commercial Real Estate	4,700,668	5,500,668	-	6,864,499	894	894
Direct Financing Leases	569,233	569,233	-	804,542	-	-
Residential Real Estate	733,354	733,354	-	784,598	3,346	3,346
Installment and Other Consumer	963,365	982,097	-	972,903	124	124
	$9,628,382	$11,761,500	$-	$16,409,711	$8,215	$8,215

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$332,889	$332,889	$265,046	$281,764	$3,951	$3,951
Commercial Real Estate
Owner-Occupied Commercial Real Estate	66,660	66,660	1,276	66,660	-	-
Commercial Construction, Land Development, and Other Land	2,352,865	2,376,100	1,018,457	2,328,678	-	-
Other Non Owner-Occupied Commercial Real Estate	12,202,355	12,202,355	2,155,993	8,771,552	150,664	150,664
Direct Financing Leases	118,275	118,275	90,000	100,425	-	-
Residential Real Estate	457,782	457,782	117,877	421,985	-	-
Installment and Other Consumer	2,313	2,313	2,313	1,332	-	-
	$15,533,139	$15,556,374	$3,650,962	$11,972,396	$154,615	$154,615

Total Impaired Loans/Leases:
Commercial and Industrial	$1,011,904	$1,743,689	$265,046	$1,512,364	$3,951	$3,951
Commercial Real Estate
Owner-Occupied Commercial Real Estate	622,389	622,389	1,276	778,123	-	-
Commercial Construction, Land Development, and Other Land	3,779,883	4,385,719	1,018,457	7,369,784	3,851	3,851
Other Non Owner-Occupied Commercial Real Estate	16,903,023	17,703,023	2,155,993	15,636,051	151,558	151,558
Direct Financing Leases	687,508	687,508	90,000	904,967	-	-
Residential Real Estate	1,191,136	1,191,136	117,877	1,206,583	3,346	3,346
Installment and Other Consumer	965,678	984,410	2,313	974,235	124	124
	$25,161,521	$27,317,874	$3,650,962	$28,382,107	$162,830	$162,830

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases by classes of financing receivable for the three months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
Classes of Loans/Leases	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$870,085	$-	$-	$1,455,378	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	668,313	-	-	1,737,998	-	-
Commercial Construction, Land Development, and Other Land	4,773,032	1,683	1,683	184,693	-	-
Other Non Owner-Occupied Commercial Real Estate	6,997,797	-	-	3,840,268	-	-
Direct Financing Leases	585,845	-	-	1,052,176	-	-
Residential Real Estate	734,485	1,673	1,673	958,303	-	-
Installment and Other Consumer	974,591	101	101	668,265	-	-
	$15,604,148	$3,457	$3,457	$9,897,081	$-	$-

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$314,872	$1,971	$1,971	$3,666,049	$1,705	$1,705
Commercial Real Estate
Owner-Occupied Commercial Real Estate	66,660	-	-	370,843	18,145	18,145
Commercial Construction, Land Development, and Other Land	2,348,194	-	-	4,688,045	-	-
Other Non Owner-Occupied Commercial Real Estate	8,354,604	83,113	83,113	7,130,672	-	-
Direct Financing Leases	118,275	-	-	746,288	-	-
Residential Real Estate	462,406	-	-	140,332	-	-
Installment and Other Consumer	1,998	-	-	233,087	-	-
	$11,667,009	$85,084	$85,084	$16,975,316	$19,850	$19,850

Total Impaired Loans/Leases:
Commercial and Industrial	$1,184,957	$1,971	$1,971	$5,121,427	$1,705	$1,705
Commercial Real Estate
Owner-Occupied Commercial Real Estate	734,973	-	-	2,108,841	18,145	18,145
Commercial Construction, Land Development, and Other Land	7,121,226	1,683	1,683	4,872,738	-	-
Other Non Owner-Occupied Commercial Real Estate	15,352,401	83,113	83,113	10,970,940	-	-
Direct Financing Leases	704,120	-	-	1,798,464	-	-
Residential Real Estate	1,196,891	1,673	1,673	1,098,635	-	-
Installment and Other Consumer	976,589	101	101	901,352	-	-
	$27,271,157	$88,541	$88,541	$26,872,397	$19,850	$19,850

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$326,648,303	$183,382,668	$40,298,069	$303,371,664	$853,700,704
Special Mention (Rating 6)	8,239,440	3,609,328	442,149	9,046,514	21,337,431
Substandard (Rating 7)	15,892,674	1,956,751	5,923,515	28,256,640	52,029,580
Doubtful (Rating 8)	-	-	-	-	-
	$350,780,417	$188,948,747	$46,663,733	$340,674,818	$927,067,715

	As of June 30, 2012
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$97,880,074	$106,259,361	$76,332,919	$280,472,354
Nonperforming	687,508	1,191,136	1,083,894	2,962,538
	$98,567,582	$107,450,497	$77,416,813	$283,434,892

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

As of June 30, 2012 and December 31, 2011, troubled debt restructurings totaled $16,020,355 and $20,526,457, respectively.

For each class of financing receivable, the following presents the number and recorded investment of troubled debt restructurings, by type of concession, that were restructured during the three and six months ended June 30, 2012 and 2011.

	For the three months ended June 30, 2012				For the three months ended June 30, 2011
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of maturity
Other Non Owner-Occupied Commercial Real Estate	-	$-	$-	$-	1	$2,851,134	$2,851,134	$-
TOTAL	-	$-	$-	$-	1	$2,851,134	$2,851,134	$-

	For the six months ended June 30, 2012				For the six months ended June 30, 2011
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of maturity
Other Non Owner-Occupied Commercial Real Estate	-	$-	$-	$-	1	$2,851,134	$2,851,134	$-
	-	$-	$-	$-	1	$2,851,134	$2,851,134	$-

CONCESSION - Significant payment delay
Commercial and Industrial	-	$-	$-	$-	4	$1,175,819	$1,175,819	$-
Commercial Construction, Land Development, and Other Land	2	200,000	200,000	144,000	-	-	-	-
	2	$200,000	$200,000	$144,000	4	$1,175,819	$1,175,819	$-

CONCESSION - Interest rate adjusted below market
Commercial Construction, Land Development, and Other Land	1	$337,500	$337,500	$-	-	$-	$-	$-
Residential Real Estate	1	167,739	167,739	-	-	-	-	-
Installment and Other Consumer	1	16,043	16,043	-	-	-	-	-
	3	$521,282	$521,282	$-	-	$-	$-	$-

TOTAL	5	$721,282	$721,282	$144,000	5	$4,026,953	$4,026,953	$-

Of the troubled debt restructurings reported above, three with post-modification recorded investments totaling $3,051,134 were on nonaccrual as of June 30, 2012.  None of the troubled debt restructurings reported above had partial charge-offs.

For the three and six months ended June 30, 2012, none of the Company’s troubled debt restructurings has redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 4 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income	$3,273,379	$2,773,214	$6,676,228	$5,004,698
Less: Net income attributable to noncontrolling interests	201,223	98,245	367,254	204,769
Net income attributable to QCR Holdings, Inc.	$3,072,156	$2,674,969	$6,308,974	$4,799,929

Less: Preferred stock dividends and discount accretion	935,786	1,035,742	1,874,411	2,068,113
Net income attributable to QCR Holdings, Inc. common stockholders	$2,136,370	$1,639,227	$4,434,563	$2,731,816

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$0.44	$0.34	$0.92	$0.57
Diluted	$0.44	$0.34	$0.91	$0.57

Weighted average common shares outstanding	4,835,773	4,847,740	4,818,090	4,759,728
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	66,080	26,238	49,538	19,120
Weighted average common and common equivalent shares outstanding	4,901,853	4,873,978	4,867,628	4,778,848

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

Selected financial information on the Company’s business segments is presented as follows for the three and six months ended June 30, 2012 and 2011.

	Commercial Banking
	Quad City Bank & Trust	Cedar Rapids Bank & Trust	Rockford Bank & Trust	Wealth Management	All Other	Intercompany Eliminations	Consolidated Total
Three Months Ended June 30, 2012
Total revenue	$11,936,569	$6,536,887	$3,648,057	$1,531,560	$4,379,005	$(4,430,041)	$23,602,037
Net interest income	$8,532,585	$3,896,184	$2,458,333	$-	$(371,609)	$-	$14,515,493
Net income attributable to QCR Holdings, Inc.	$2,327,046	$1,413,869	$402,494	$156,523	$3,110,821	$(4,338,597)	$3,072,156
Total assets	$1,157,927,167	$581,059,340	$301,189,716	$-	$194,399,498	$(191,149,975)	$2,043,425,746
Provision for loan/lease losses	$392,469	$225,000	$431,000	$-	$-	$-	$1,048,469
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

Three Months Ended June 30, 2011
Total revenue	$11,887,135	$7,308,909	$3,386,900	$1,444,978	$3,938,351	$(3,930,816)	$24,035,457
Net interest income	$7,831,907	$4,223,541	$2,207,957	$-	$(312,350)	$-	$13,951,055
Net income attributable to QCR Holdings, Inc.	$2,259,488	$1,355,089	$66,276	$192,264	$2,677,173	$(3,875,321)	$2,674,969
Total assets	$1,030,910,790	$573,534,805	$280,132,269	$-	$189,364,559	$(195,454,080)	$1,878,488,343
Provision for loan/lease losses	$638,221	$410,000	$624,000	$-	$-	$-	$1,672,221
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

Six Months Ended June 30, 2012
Total revenue	$24,201,602	$13,123,036	$6,768,852	$2,936,754	$8,990,997	$(9,088,522)	$46,932,719
Net interest income	$16,921,627	$7,664,183	$4,891,039	$-	$(757,903)	$-	$28,718,946
Net income attributable to QCR Holdings, Inc.	$5,016,730	$2,681,135	$795,969	$316,406	$6,407,185	$(8,908,451)	$6,308,974
Total assets	$1,157,927,167	$581,059,340	$301,189,716	$-	$194,399,498	$(191,149,975)	$2,043,425,746
Provision for loan/lease losses	$787,915	$575,000	$466,000	$-	$-	$-	$1,828,915
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

Six Months Ended June 30, 2011
Total revenue	$23,842,944	$14,371,515	$6,668,880	$2,926,997	$7,456,594	$(7,523,117)	$47,743,813
Net interest income	$14,828,267	$7,985,664	$4,286,062	$-	$(940,136)	$-	$26,159,857
Net income attributable to QCR Holdings, Inc.	$3,922,793	$2,589,513	$289,407	$483,652	$4,861,431	$(7,346,867)	$4,799,929
Total assets	$1,030,910,790	$573,534,805	$280,132,269	$-	$189,364,559	$(195,454,080)	$1,878,488,343
Provision for loan/lease losses	$1,077,885	$785,000	$877,000	$-	$-	$-	$2,739,885
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

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

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three and six months ended June 30, 2012 or 2011.

Assets measured at fair value on a recurring basis comprise the following at June 30, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2012:
Securities available for sale:
U.S. govt. sponsored agency securities	$389,599,752	$-	$389,599,752	$-
Residential mortgage-backed and related securities	165,827,201	-	165,827,201	-
Municipal securities	81,071,908	-	81,071,908	-
Trust preferred securities	102,000	-	102,000	-
Other securities	1,536,975	215,189	1,321,786	-
	$638,137,836	$215,189	$637,922,647	$-

December 31, 2011:
Securities available for sale:
U.S. govt. sponsored agency securities	$428,955,220	$-	$428,955,220	$-
Residential mortgage-backed and related securities	108,853,749	-	108,853,749	-
Municipal securities	25,689,364	-	25,689,364	-
Trust preferred securities	80,800	-	80,800	-
Other securities	1,450,158	191,506	1,258,652	-
	$565,029,291	$191,506	$564,837,785	$-

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

Assets measured at fair value on a non-recurring basis comprise the following at June 30, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2012:
Impaired loans/leases	$12,832,751	$-	$-	$12,832,751
Other real estate owned	9,866,918	-	-	9,866,918
	$22,699,669	$-	$-	$22,699,669

December 31, 2011:
Impaired loans/leases	$18,361,757	$-	$-	$18,361,757
Other real estate owned	9,056,619	-	-	9,056,619
	$27,418,376	$-	$-	$27,418,376

Impaired loans/leases are evaluated and valued at the time the loan/lease is identified as impaired, at the lower of cost or fair value, and are classified as Level 3 in the fair value hierarchy.  Fair value is measured based on the value of the collateral securing these loans/leases.  Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

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

There have been no changes in valuation techniques used for any assets measured at fair value during the three and six months ended June 30, 2012 or 2011.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	As of June 30, 2012		As of December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Cash and due from banks	$51,639,674	$51,639,674	$53,136,710	$53,136,710
Federal funds sold	3,625,000	3,625,000	20,785,000	20,785,000
Interest-bearing deposits at financial institutions	28,452,429	28,452,429	26,750,602	26,750,602
Investment securities:
Held to maturity	700,000	700,000	200,000	200,000
Available for sale	638,137,836	638,137,836	565,029,291	565,029,291
Loans/leases receivable, net	1,194,579,266	1,214,239,000	1,181,956,235	1,202,817,000
Accrued interest receivable	6,735,326	6,735,326	6,510,021	6,510,021
Deposits	1,315,470,499	1,318,758,000	1,205,457,788	1,209,197,000
Short-term borrowings	185,399,038	185,399,038	213,536,450	213,536,450
Federal Home Loan Bank advances	203,750,000	222,454,000	204,750,000	223,678,000
Other borrowings	138,235,713	153,872,000	136,231,663	151,813,000
Junior subordinated debentures	36,085,000	18,670,000	36,085,000	18,444,000
Accrued interest payable	1,397,572	1,397,572	1,551,842	1,551,842

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

The following table presents the level in the fair value hierarchy for the estimated fair values of the Company’s financial instruments that are not already on the Consolidated Balance Sheet at fair value at June 30, 2012.

	Fair Value	Level 1	Level 2	Level 3

Loans/leases receivable, net *	$1,201,406,249	$-	$1,201,406,249	$-
Time deposits	371,942,000	-	371,942,000	-
Federal Home Loan Bank advances	222,454,000	-	222,454,000	-
Other borrowings	153,872,000	-	153,872,000	-
Junior subordinated debentures	18,670,000	-	18,670,000	-

*Excludes impaired loans/leases totaling $12,832,751 measured at fair value on a non-recurring basis and reported separately.

NOTE 7 – PARTIAL REDEMPTION OF SERIES F PREFERRED STOCK

On June 29, 2012, the Company redeemed 10,223 shares of Series F Preferred Stock from the United States Department of the Treasury (“Treasury”) for an aggregate redemption amount of $10,223,000 plus unpaid dividends to the date of redemption of $124,948.  Previously, on September 15, 2011, the Company issued 40,090 shares of Series F Preferred Stock to the Treasury for an aggregate purchase price of $40,090,000.  The sale of Series F Preferred Stock was the result of an investment by Treasury from the Small Business Lending Fund (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small business by providing capital to qualified community banks with assets of less than $10 billion.

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

OVERVIEW

The Company recognized net income of $3.3 million for the quarter ended June 30, 2012, and net income attributable to QCR Holdings, Inc. of $3.1 million, which excludes the net income attributable to noncontrolling interests of $201 thousand.  After preferred stock dividends of $936 thousand, the Company reported net income attributable to common stockholders of $2.1 million, or diluted earnings per common share of $0.44.  By comparison, for the second quarter of 2011, the Company recognized net income of $2.8 million and net income attributable to QCR holdings, Inc. of $2.7 million, which excludes the net income attributable to noncontrolling interests of $98 thousand.  After preferred stock dividends and discount accretion of $1.0 million, the Company reported net income attributable to common stockholders of $1.6 million, or diluted earnings per common share of $0.34.

For the six months ended June 30, 2012, the Company reported net income of $6.7 million, and net income attributable to QCR Holdings, Inc. of $6.3 million, which excludes the net income attributable to noncontrolling interests of $367 thousand.  After preferred stock dividends of $1.9 million, the Company reported net income attributable to common stockholders of $4.4 million, or diluted earnings per common share of $0.91.  For the same period in 2011, the Company recognized net income of $5.0 million and net income attributable to QCR Holdings, Inc. of $4.8 million, which excludes the net income attributable to noncontrolling interests of $204 thousand.  After preferred stock dividends and discount accretion of $2.1 million, the Company reported net income attributable to common stockholders of $2.7 million, or diluted earnings per common share of $0.57.

Following is a table that represents the various net income measurements for the three and six months ended June 30, 2012 and 2011, respectively.

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income	$3,273,379	$2,773,214	$6,676,228	$5,004,698
Less: Net income attributable to noncontrolling interests	201,223	98,245	367,254	204,769
Net income attributable to QCR Holdings, Inc.	$3,072,156	$2,674,969	$6,308,974	$4,799,929

Less: Preferred stock dividends and discount accretion	935,786	1,035,742	1,874,411	2,068,113
Net income attributable to QCR Holdings, Inc. common stockholders	$2,136,370	$1,639,227	$4,434,563	$2,731,816

Diluted earnings per common share	$0.44	$0.34	$0.91	$0.57

Weighted average common and common equivalent shares outstanding	4,901,853	4,873,978	4,867,628	4,778,848

Following is a table that represents the major income and expense categories.

	For the three months ended			For the six months ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net interest income	$14,515,493	$14,203,453	$13,951,055	$28,718,946	$26,159,857
Provision for loan/lease losses	(1,048,469)	(780,446)	(1,672,221)	(1,828,915)	(2,739,885)
Noninterest income	4,067,509	3,956,878	4,173,381	8,024,387	9,230,505
Noninterest expense	(13,109,083)	(12,738,080)	(12,555,547)	(25,847,163)	(25,567,818)
Federal and state income tax	(1,152,071)	(1,238,956)	(1,123,454)	(2,391,027)	(2,077,961)
Net income	$3,273,379	$3,402,849	$2,773,214	$6,676,228	$5,004,698

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME

Net interest income, on a tax equivalent basis, increased $701 thousand, or 5%, to $14.8 million for the quarter ended June 30, 2012, from $14.1 million for the same period of 2011.  The increase in net interest income was driven primarily by reduced interest expense.  This was the result of continued reductions in the cost of deposits as well as growth in noninterest bearing deposits, which funded the earning asset growth and allowed the level of interest-bearing funding to remain relatively flat.  Interest income was relatively flat as growth in loans and securities was effectively offset by continued decline in yields.

A comparison of yields, spread and margin from the second quarter of 2012 to the second quarter of 2011 is as follows (on a tax equivalent basis):

•	The average yield on interest-earning assets decreased 32 basis points.
•	The average cost of interest-bearing liabilities decreased 26 basis points.
•	The net interest spread declined 6 basis points from 2.90% to 2.84%.
•	The net interest margin declined 5 basis points from 3.21% to 3.16%.

Net interest income, on a tax equivalent basis, increased $2.8 million, or 10%, to $29.2 million for the first six months of 2012, from $26.4 million for the same period of 2011.  The growth was primarily a function of reductions in the rates paid on all interest-bearing liabilities with most of the impact from declining cost of deposits.  Secondarily, interest income grew as growth in loans and securities more than offset the decline in yields.

A comparison of yields, spread and margin from the first half of 2012 to the first half of 2011 is as follows (on a tax equivalent basis):

•	The average yield on interest-earning assets decreased 17 basis points.
•	The average cost of interest-bearing liabilities decreased 31 basis points.
•	The net interest spread improved 14 basis points from 2.66% to 2.80%.
•	The net interest margin improved 14 basis points from 2.99% to 3.13%.

The Company’s management closely monitors and manages net interest margin.  From a profitability standpoint, an important challenge for the Company’s subsidiary banks and majority-owned leasing company is the improvement of their net interest margins.  Management continually addresses this issue with pricing and other balance sheet management strategies.  Over the past two years, the Company’s management has emphasized improving its funding mix by reducing its reliance on wholesale funding which tends to be at a higher cost than deposits. In addition, with loan growth continuing to be modest, the Company’s management has focused on growing and diversifying its securities portfolio.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended June 30,
	2012			2011
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$-	$-	0.00%	$37,408	$24	0.26%
Interest-bearing deposits at financial institutions	36,478	92	1.01%	27,510	103	1.50%
Investment securities (1)	615,089	3,569	2.33%	503,583	3,209	2.55%
Restricted investment securities	15,282	165	4.34%	15,465	138	3.57%
Gross loans/leases receivable (2) (3) (4)	1,211,595	15,973	5.30%	1,170,682	16,516	5.64%

Total interest earning assets	$1,878,444	19,799	4.24%	$1,754,648	19,990	4.56%

Noninterest-earning assets:
Cash and due from banks	$39,896			$43,598
Premises and equipment	31,529			30,684
Less allowance for estimated losses on loans/leases	(19,183)			(19,736)
Other	74,938			73,058

Total assets	$2,005,624			$1,882,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$490,270	716	0.59%	$503,030	1,006	0.80%
Savings deposits	42,448	6	0.06%	38,426	16	0.17%
Time deposits	354,285	908	1.03%	362,254	1,300	1.44%
Short-term borrowings	179,979	77	0.17%	131,253	69	0.21%
Federal Home Loan Bank advances	205,162	1,829	3.59%	209,889	1,978	3.77%
Junior subordinated debentures	36,085	259	2.89%	36,085	252	2.79%
Other borrowings (4)	136,648	1,224	3.60%	141,486	1,290	3.65%

Total interest-bearing liabilities	$1,444,877	5,019	1.40%	$1,422,423	5,911	1.66%

Noninterest-bearing demand deposits	$391,475			$301,155
Other noninterest-bearing liabilities	25,331			24,131
Total liabilities	$1,861,683			$1,747,709

Stockholders' equity	143,941			134,543

Total liabilities and stockholders' equity	$2,005,624			$1,882,252

Net interest income		$14,780			$14,079

Net interest spread			2.84%			2.90%

Net interest margin			3.16%			3.21%

Ratio of average interest-earning assets to average interest-bearing liabilities	130.01%			123.36%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

(4)
In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portionsof loans during the recourse period, as secured borrowings.  As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings.  For the three months ended June 30, 2012 and 2011, this totaled $0.0 million and $1.3 million, respectively.  During the second quarter of 2011, SBA removed the recourse provision for sales which allowed for sale accounting treatment at the time of sale; thus, the decline in average balance.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the three months ended June 30, 2012

	Inc./(Dec.) from	Components of Change (1)
	Prior Period	Rate	Volume
	2012 vs. 2011
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(24)	$(12)	$(12)
Interest-bearing deposits at financial institutions	(11)	(139)	128
Investment securities (2)	360	(1,470)	1,830
Restricted investment securities	27	39	(12)
Gross loans/leases receivable (3) (4) (5)	(543)	(3,269)	2,726

Total change in interest income	$(191)	$(4,851)	$4,660

INTEREST EXPENSE
Interest-bearing demand deposits	$(290)	$(265)	$(25)
Savings deposits	(10)	(21)	11
Time deposits	(392)	(364)	(28)
Short-term borrowings	8	(64)	72
Federal Home Loan Bank advances	(149)	(102)	(47)
Junior subordinated debentures	7	7	-
Other borrowings (5)	(66)	(17)	(49)

Total change in interest expense	$(892)	$(826)	$(66)

Total change in net interest income	$701	$(4,025)	$4,726

(1)
The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate foreach period presented.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting andregulatory guidance.

(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting andregulatory guidance.

(5)
In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales ofSBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the three months ended June 30, 2012 and 2011, this totaled $0.0 million and $1.3 million, respectively. During the second quarter of 2011, SBA removed the recourse provision for sales which allowed sale accounting treatment at the time of sale; thus, the decline in average balance.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the six months ended June 30,
	2012			2011
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$-	$-	0.00%	$78,941	$90	0.23%
Interest-bearing deposits at financial institutions	60,423	213	0.71%	33,424	214	1.28%
Investment securities (1)	595,810	6,959	2.35%	475,467	5,903	2.48%
Restricted investment securities	15,281	246	3.24%	15,862	301	3.80%
Gross loans/leases receivable (2) (3) (4)	1,204,821	31,944	5.33%	1,161,839	32,251	5.55%

Total interest earning assets	1,876,334	39,362	4.22%	$1,765,533	38,759	4.39%

Noninterest-earning assets:
Cash and due from banks	$40,459			$41,141
Premises and equipment	31,600			30,821
Less allowance for estimated losses on loans/leases	(19,047)			(20,122)
Other	75,838			69,680

Total assets	$2,005,183			$1,887,053

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$495,252	1,452	0.59%	$489,192	1,976	0.81%
Savings deposits	41,725	13	0.06%	37,501	31	0.17%
Time deposits	350,043	1,880	1.08%	365,477	2,740	1.50%
Short-term borrowings	179,480	142	0.16%	137,895	182	0.26%
Federal Home Loan Bank advances	205,650	3,693	3.61%	217,891	4,122	3.78%
Junior subordinated debentures	36,085	527	2.94%	36,085	733	4.06%
Other borrowings (4)	136,273	2,482	3.66%	145,039	2,569	3.54%

Total interest-bearing liabilities	1,444,507	10,189	1.42%	$1,429,080	12,353	1.73%

Noninterest-bearing demand deposits	390,021			$297,220
Other noninterest-bearing liabilities	26,046			27,833
Total liabilities	1,860,574			$1,754,133

Stockholders' equity	143,882			132,920

Total liabilities and stockholders' equity	2,004,456			$1,887,053

Net interest income		$29,173			$26,406

Net interest spread			2.80%			2.66%

Net interest margin			3.13%			2.99%

Ratio of average interest-earning assets to average interest-bearing liabilities	129.89%			123.54%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

(4)
In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portionsof loans during the recourse period, as secured borrowings.  As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings.  For the six months ended June 30, 2012 and 2011, this totaled $0.0 million and $4.9 million, respectively.  During the second quarter of 2011, SBA removed the recourse provision for sales which allowed for sale accounting treatment at the time of sale; thus, the decline in average balance.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the six months ended June 30, 2012

	Inc./(Dec.) from	Components of Change (1)
	Prior Period	Rate	Volume
	2012 vs. 2011
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(90)	$(45)	$(45)
Interest-bearing deposits at financial institutions	(1)	(246)	245
Investment securities (2)	1,056	(866)	1,922
Restricted investment securities	(55)	(44)	(11)
Gross loans/leases receivable (3) (4) (5)	(307)	(2,626)	2,319

Total change in interest income	$603	$(3,827)	$4,430

INTEREST EXPENSE
Interest-bearing demand deposits	$(524)	$(595)	$71
Savings deposits	(18)	(27)	9
Time deposits	(860)	(747)	(113)
Short-term borrowings	(40)	(148)	108
Federal Home Loan Bank advances	(429)	(192)	(237)
Junior subordinated debentures	(206)	(206)	-
Other borrowings (5)	(87)	192	(279)

Total change in interest expense	$(2,164)	$(1,723)	$(441)

Total change in net interest income	$2,767	$(2,104)	$4,871

(1)
The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and thechanges attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate foreach period presented.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting andregulatory guidance.

(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting andregulatory guidance.

(5)
In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales ofSBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the three months ended June 30, 2012 and 2011, this totaled $0.0 million and $4.9 million, respectively. During the second quarter of 2011, SBA removed the recourse provision for sales which allowed sale accounting treatment at the time of sale; thus, the decline in average balance.

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for estimated losses on loans/leases.  The Company’s allowance for estimated losses on loans/leases methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for estimated losses on loans/leases that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors.  Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for estimated losses on loans/leases if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance for estimated losses on loans/leases.  Although management believes the level of the allowance as of June 30, 2012 is adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income fell 2% comparing the second quarter of 2012 to the second quarter of 2011.  The effect of declines in yield more than offset the growth in loans/leases and securities.  Specifically, over the year, the average balance for loans/leases grew $40.9 million, or 3%, while yields declined 34 basis points.  As deposit growth continues to outpace loan growth, the Company has focused on growing and diversifying its securities portfolio, including increasing its portfolio of agency-sponsored mortgage-backed securities as well as municipal securities.  Of the latter, the large majority are located in or near our existing markets with strong underwriting conducted before investment.  Over the year, the average balance for securities grew $111.5 million, or 22%, while yields declined 22 basis points.  With the extended historical low interest rate environment, management’s execution on diversification of the securities portfolio has helped limit the yield decline with only modest duration extension.

For the first half of 2012, interest income grew 1% compared to the first half of 2011.  Growth and diversification of the securities portfolio (average balances grew $120.3 million, or 25%) more than offset the effect of declining yields (decline of 13 basis points year over year).  The impact of loan growth (average balances grew $43.0 million, or 4%) fell short of the effect of declining yields (decline of 22 basis points year over year) leading to a net decline in interest income on loans.

Management understands the importance of quality, well-priced loan/lease growth and has worked hard to grow assets in a prudent and sustainable manner.

INTEREST EXPENSE

Interest expense for the second quarter of 2012 declined $892 thousand, or 15%, from the second quarter of 2011, and declined $2.2 million, or 18%, comparing the first half of 2012 to the same period of 2011.  As the Company continues to grow noninterest bearing deposits, this has provided management increased flexibility to decrease pricing on its interest-bearing deposits.  Also contributing to the decline in interest expense, the Company has been successful in decreasing the cost of borrowings.  Management has placed a strong focus on reducing the reliance on wholesale funding as it tends to be higher cost than deposits.  In recent years, the majority of maturing wholesale funds have not been replaced, or, to a lesser extent, have been replaced at significantly reduced cost.  In addition, management executed on three separate strategies during 2011 and 2012 which strongly contributed to the declining borrowing costs:

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

3.
During the second quarter of 2012, the Company modified $25.0 million of fixed rate wholesale structured repurchase agreements (“structured repos”) into new fixed rate structured repos at significantly reduced interest rates and extended maturities.

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

The Company’s provision for loan/lease losses totaled $1.0 million for the second quarter of 2012, a decline of $624 thousand over the second quarter of 2011.  For the first half of 2012, the Company’s provision totaled $1.8 million, which is a decline of $911 thousand over the first half of 2011.  The declines were the result of the following:

•
The Company continued to experience improving loan quality as evidenced by the declining trend in the level of classified and criticized loans (see table and further discussion in the “Financial Condition” section).

•
The Company’s nonperforming loans/leases continued to decline and the mix of these loans/leases continued to improve.  Nonaccrual loans/leases declined from $23.3 million at June 30, 2011 to $16.3 million at June 30, 2012; while accruing TDRs grew $6.3 million over that same time period.  Generally, nonaccrual loans/leases have a greater risk of loss and require more reserves than accruing TDRs.

•
The Company experienced modest growth and a slight shift in mix in its loan/lease portfolio.  Specifically, loans/leases grew $28.7 million, or 2%, since June 30, 2011.  With commercial loans relatively flat, most of the growth was in residential real estate loans and direct financing leases, which have smaller average balances and are historically less risky than the Company’s commercial loan portfolio.

With net charge-offs for the second quarter totaling $1.3 million more than offsetting the provision for loan/lease losses of $1.0 million, the Company’s allowance for estimated losses on loan/lease losses to total loans/leases declined slightly to 1.54% at June 30, 2012 from 1.56% at December 31, 2011.  A more detailed discussion of the Company’s allowance for estimated losses on loans/leases can be found in the “Financial Condition” section of this report.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change

Trust department fees	$852,234	$894,733	$(42,499)	(4.7	) %
Investment advisory and management fees, gross	679,326	550,243	129,083	23.5
Deposit service fees	875,073	856,661	18,412	2.1
Gains on sales of loans, net	882,321	755,128	127,193	16.8
Securities gains	104,600	148,602	(44,002)	(29.6)
Losses on sales of other real estate owned, net	(389,465)	(107,656)	(281,809)	261.8
Earnings on bank-owned life insurance	358,660	356,642	2,018	0.6
Credit card fees, net of processing costs	142,173	77,336	64,837	83.8
Other	562,587	641,692	(79,105)	(12.3)
	$4,067,509	$4,173,381	$(105,872)	(2.5	) %

	Six Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change

Trust department fees	$1,735,966	$1,845,535	$(109,569)	(5.9	) %
Investment advisory and management fees, gross	1,200,788	1,081,461	119,327	11.0
Deposit service fees	1,779,479	1,729,333	50,146	2.9
Gains on sales of loans, net	1,281,411	1,514,821	(233,410)	(15.4)
Securities gains	104,600	1,028,914	(924,314)	(89.8)
Losses on sales of other real estate owned, net	(578,669)	(132,754)	(445,915)	335.9
Earnings on bank-owned life insurance	797,062	701,053	96,009	13.7
Credit card fees, net of processing costs	269,188	218,496	50,692	23.2
Other	1,434,562	1,243,646	190,916	15.4
	$8,024,387	$9,230,505	$(1,206,118)	(13.1	) %

Trust department fees continue to be a significant contributor to noninterest income.  Trust department fees declined 5% from the second quarter of 2011 to the second quarter of 2012, and declined 6% for the first half of 2012 compared to the same period of 2011.  The majority of the trust department fees are determined based on the value of the investments within the managed trusts.  As markets have experienced volatility with the national economy’s recovery from recession, the Company’s fee income has experienced similar volatility and fluctuation.  In recent years, the Company has been successful in expanding its customer base which has helped to offset some of the volatility and limit the recent declines.

In recent years, the Company has placed a stronger emphasis on growing its investment advisory and management services.  Fee income for investment advisory and management services grew 24% comparing second quarter of 2012 to the same period of 2011, and grew 11% year over year.  Similar to trust department fees, these fees are largely determined based on the value of the investments managed.  Continued expansion of the customer base coupled with several larger customer transactions in the second quarter more than offset the impact of market volatility.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

As management understands the importance of growing fee income, expanding market share in trust and investment advisory services will continue to be a primary strategic focus.

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

Gains on sales of loans, net, consists of sales of residential mortgages and the government guaranteed portions of small business loans.  Following is the breakdown of the gains recognized for these types of sales for the three and six months ended June 30, 2012 and 2011.
	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Gains on sales of residential mortgages	$271,333	$164,305	$562,765	$296,534
Gains on sales of government guaranteed portions of loans	610,988	590,823	718,646	1,218,287
	$882,321	$755,128	$1,281,411	$1,514,821

Regarding sales of residential mortgages, growth is the result of a slow and steady recovery with increased buying and selling activity as well as an increase in refinancing activity.  The latter is the result of continued flattening of the yield curve driving mortgage rates downward and allowing opportunities for additional refinancing.  Sales activity for government guaranteed portions of loans tends to fluctuate depending on the demand for small business loans that fit the criteria for the government guarantee.  Further, some of the transactions can be large and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can be large.  Lastly, a strategy for improved pricing is packaging loans together for sale.  From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing.  Despite the fluctuation, the Company will continue to focus on growing small business lending and selling the government guaranteed portion as it continues to be beneficial.

During the first quarter of 2011, in an effort to offset the $832 thousand of fees for prepaying $15.0 million of FHLB advances, QCBT sold $37.4 million of government agency securities for a pre-tax gain totaling $880 thousand.

The Company incurred increased writedowns of existing other real estate owned as the result of further declines in appraised values.  Two properties contributed to the majority of the writedowns in the second quarter of 2012.  Management continues to proactively manage its other real estate owned portfolio in an effort to sell timely at minimum loss.

Included in ‘other’ noninterest income, CRBT recognized $207 thousand of fee income for the execution of interest rate swaps related to two commercial loans during the first quarter of 2012.  The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while CRBT receives a variable interest rate.  Management believes that these swaps help position CRBT more favorably for rising rate environments.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following table sets forth the various categories of noninterest expense for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change

Salaries and employee benefits	$8,255,639	$7,355,533	$900,106	12.2%
Occupancy and equipment expense	1,364,912	1,368,293	(3,381)	(0.2)
Professional and data processing fees	1,126,877	1,136,978	(10,101)	(0.9)
FDIC and other insurance	576,215	687,587	(111,372)	(16.2)
Loan/lease expense	263,166	656,069	(392,903)	(59.9)
Advertising and marketing	344,100	334,354	9,746	2.9
Postage and telephone	236,942	231,515	5,427	2.3
Stationery and supplies	135,211	123,529	11,682	9.5
Bank service charges	198,492	177,478	21,014	11.8
Other-than-temporary impairment losses on securities	62,400	118,847	(56,447)	(47.5)
Other	545,129	365,364	179,765	49.2
	$13,109,083	$12,555,547	$553,536	4.4%

	Six Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change

Salaries and employee benefits	$16,380,319	$14,829,036	$1,551,283	10.5%
Occupancy and equipment expense	2,717,175	2,657,748	59,427	2.2
Professional and data processing fees	2,277,067	2,261,500	15,567	0.7
FDIC and other insurance	1,157,071	1,570,317	(413,246)	(26.3)
Loan/lease expense	481,900	932,297	(450,397)	(48.3)
Advertising and marketing	620,116	559,083	61,033	10.9
Postage and telephone	525,182	461,700	63,482	13.7
Stationery and supplies	278,177	258,172	20,005	7.7
Bank service charges	398,221	338,656	59,565	17.6
Prepayment fees on Federal Home Loan Bank advances	-	832,099	(832,099)	(100.0)
Other-than-temporary impairment losses on securities	62,400	118,847	(56,447)	(47.5)
Other	949,535	748,363	201,172	26.9
	$25,847,163	$25,567,818	$279,345	1.1%

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Salaries and employee benefits, which is the largest component of noninterest expense, increased from prior year.  This increase is largely the result of:

•	Customary annual salary and benefits increases for the majority of the Company’s employee base in 2012.
•	Continued increases in health insurance-related employee benefits for the majority of the Company’s employee base.
•	Higher accrued incentive compensation based on improved performance for the first half of 2012.
•
An increase in the Company’s employee base as full-time equivalents increased from 352 at June 30, 2011 to 359 at June 30, 2012.  Specifically, the Company added four business development officers  (three in the Wealth Management division and one in the Correspondent Banking division) in an effort to continue to grow market share.

FDIC and other insurance expense continued to decline.  FDIC insurance premiums are calculated using a variety of factors, including, but not limited to, balance sheet levels, funding mix, and regulatory compliance.  The subsidiary banks have been successful in managing these factors and driving down FDIC insurance cost.  In addition, the FDIC modified the calculation for premiums effective during the second quarter of 2011.  The modification was favorable for the Company’s subsidiary banks.

Loan/lease expense declined significantly in the first half of 2012.  Generally, loan/lease expense has a direct relationship with the level of nonperforming loans/leases.  Over the past several quarters, the Company has been successful in resolving several nonperforming loans that incurred significant recurring costs.

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

INCOME TAXES

The provision for income taxes totaled $1.2 million, or an effective tax rate of 26%, for the second quarter of 2012 compared to $1.1 million, or an effective tax rate of 29%, for the same quarter in 2011.  For the first half of 2012, the provision for income taxes totaled $2.4 million, or an effective tax rate of 26%, compared to $2.1 million, or an effective tax rate of 29%, for the first half of 2011.  The increases in provision for income taxes are the result of growth in income before taxes which is discussed previously throughout this Management’s Discussion and Analysis.  Regarding the declines in the effective tax rates, this is primarily the result of the following:

•	The continued application of tax credits that were acquired in the third quarter of 2011.
•
The increase in tax-exempt municipal securities during the first half of 2012, which, in turn, resulted in an increase in nontaxable income.  Specifically, the Company grew its municipal securities portfolio from $25.7 million at December 31, 2011 to $81.1 million at June 30, 2012.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	June 30, 2012		December 31, 2011		June 30, 2011

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$83,717	4%	$100,673	5%	$80,374	4%
Securities	638,838	31%	565,229	29%	513,905	27%
Net loans/leases	1,194,579	58%	1,181,956	60%	1,164,091	62%
Other assets	126,292	7%	118,752	6%	120,118	7%
Total assets	$2,043,426	100%	$1,966,610	100%	$1,878,488	100%

Total deposits	$1,315,470	64%	$1,205,458	61%	$1,214,314	65%
Total borrowings	563,470	28%	590,603	30%	504,146	27%
Other liabilities	25,164	1%	26,116	1%	22,703	1%
Total stockholders' equity	139,322	7%	144,433	8%	137,325	7%
Total liabilities and stockholders' equity	$2,043,426	100%	$1,966,610	100%	$1,878,488	100%

During the first half of 2012, the Company’s total assets increased $76.8 million, or 4%, to a total of $2.04 billion.   This marks the first quarter end the Company has exceeded $2.0 billion in total assets.  The Company continued to grow its securities portfolio with an increase of $73.6 million, or 13%, during the first six months of 2012.  Additionally, the Company experienced net growth of loan/leases in the amount of $12.6 million, or 1%, over the first half of 2012.  The growth was partially offset by a decline in federal funds sold and interest-bearing deposits at financial institutions as the Company invested some of its excess liquidity.  The net increase in assets during the first half of 2012 was funded by strong and continued growth of the Company’s deposit portfolio as balances grew $110.0 million, or 9%.

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return.  With the strong growth in deposits and the continued weak loan demand, the Company has grown and diversified its securities portfolio, including increasing the portfolio of agency-sponsored mortgage-backed securities as well as more than tripling the portfolio of municipal securities.  Of the latter, the large majority are located in or near the Company’s existing markets and require a thorough underwriting process before investment.  Thus far, this diversification has led to only modest extension of duration on the portfolio.  As the portfolio has grown over the recent years, management has elevated its focus on maximizing return while minimizing credit and interest rate risk.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a breakdown of the Company’s securities portfolio by type:

	As of
	June 30, 2012		December 31, 2011		June 30, 2011
	Amount	%	Amount	%	Amount	%
			(dollars in thousands)
U.S. govt. sponsored agency securities	$389,600	61%	$428,955	76%	$403,766	79%
Residential mortgage-backed and related securities	165,827	26%	108,854	19%	82,038	16%
Municipal securities	81,072	13%	25,689	5%	26,200	5%
Other securities, including held-to-maturity	2,339	0%	1,731	0%	1,901	0%
	$638,838	100%	$565,229	100%	$513,905	100%

The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

See Note 2 for additional information regarding the Company’s investment securities.

Total loans/leases grew slightly in the second quarter of 2012, and grew $12.6 million, or 1%, during the first half of 2012.  Although the growth continues to be modest, this marked the fifth consecutive quarter of net loan/lease growth.  The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	June 30, 2012		December 31, 2011		June 30, 2011
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Commercial and industrial loans	$350,780	29%	$350,794	29%	$368,565	31%
Commercial real estate loans	576,287	48%	577,804	48%	559,777	47%
Direct financing leases	98,568	8%	93,212	8%	85,564	7%
Residential real estate loans	107,450	9%	98,107	8%	86,059	8%
Installment and other consumer loans	77,417	6%	78,223	7%	81,858	7%

Total loans/leases	$1,210,502	100%	$1,198,140	100%	$1,181,823	100%

Plus deferred loan/lease origination costs, net of fees	2,802		2,605		2,071
Less allowance for estimated losses on loans/leases	(18,725)		(18,789)		(19,803)

Net loans/leases	$1,194,579		$1,181,956		$1,164,091

Regarding the Company’s levels of qualified small business lending as defined by the U.S. Treasury as part of the Company’s participation in the Small Business Lending Fund (“SBLF”), see the discussion later in this section of the Management’s Discussion and Analysis.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

As commercial real estate loans are the largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s commercial real estate loan portfolio.  Management tracks the level of owner-occupied commercial real estate loans versus non owner-occupied loans.  Owner-occupied loans are generally considered to have less risk.  As of June 30, 2012 and December 31, 2011, approximately 33% and 29%, respectively, of the commercial real estate loan portfolio was owner-occupied.  The Company’s commercial real estate portfolio declined slightly over the first half of 2012.  Further, there was a favorable shift in mix as owner-occupied loans grew $21.2 million, or 13%, while non owner-occupied loans (including commercial construction and land development) declined $22.7 million, or 6%.

Following is a listing of significant industries within the Company’s commercial real estate loan portfolio as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012		As of December 31, 2011
	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Nonresidential Buildings	$176,705	31%	$179,511	31%
Lessors of Residential Buildings	47,615	8%	50,029	9%
Land Subdivision	29,203	5%	33,252	6%
Hotels	26,748	5%	19,061	3%
New Car Dealers	23,961	4%	25,223	4%
Lessors of Other Real Estate Property	14,764	3%	15,830	3%
Other *	257,291	44%	254,898	44%

Total Commercial Real Estate Loans	$576,287	100%	$577,804	100%

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Changes in the allowance for estimated losses on loans/leases for the three and six months ended June 30, 2012 and 2011 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Balance, beginning	$19,006,644	$20,730,016	$18,789,262	$20,364,656
Provisions charged to expense	1,048,469	1,672,221	1,828,915	2,739,885
Loans/leases charged off	(1,734,799)	(2,691,705)	(2,559,551)	(3,572,632)
Recoveries on loans/leases previously charged off	404,221	92,100	665,909	270,723
Balance, ending	$18,724,535	$19,802,632	$18,724,535	$19,802,632

The allowance for estimated losses on loans/leases was $18.7 million at June 30, 2012 compared to $18.8 million at December 31, 2011 and $19.8 million at June 30, 2011.  The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase/decrease in loans/leases and a detailed analysis of the loan/lease portfolio.  The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated worse than “fair quality” and carrying aggregate exposure in excess of $100 thousand.  The adequacy of the allowance for estimated losses on loans/leases is monitored by the loan review staff and reported to management and the board of directors.

The Company continued to strengthen its core loan portfolio as the levels of criticized and classified loans declined further in the second quarter of 2012, as reported in the following table.

	As of
Internally Assigned Risk Rating *	June 30, 2012	December 31, 2011	June 30, 2011

	(dollars in thousands)

Special Mention (Rating 6)	$21,337	$26,034	$41,393
Substandard (Rating 7)	52,030	62,712	70,169
Doubtful (Rating 8)	-	-	1,410
	$73,367	$88,746	$112,972

Criticized Loans **	$73,367	$88,746	$112,972
Classified Loans ***	$52,030	$62,712	$71,579

* Amounts above include the government guaranteed portion, if any.  For the calculation of allowance for estimated losses on loans/leases, the Company assigns internal risk ratings of Pass (Rating 2) for the government guaranteed portion.
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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The declining trend in criticized and classified loans over the past several quarters translated to a reduction in nonperforming loans/leases and that trend continued during the second quarter of 2012 as nonperforming loans/leases fell $3.3 million, or 11%.  Furthermore, nonperforming loans/leases have declined $20.0 million, or 42%, from their peak at September 30, 2010.  As a direct result, the level of allowance has declined.  Notably, the decline in nonperforming loans/leases has outpaced the decline in allowance for estimated losses on loans/leases and strengthened the Company’s ratio of allowance to nonperforming loans/leases.  The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of nonperforming loans/leases as of June 30, 2012, December 31, 2011, and December 31, 2010.

	As of
	June 30, 2012	December 31, 2011	December 31, 2010

Allowance / Gross Loans/Leases	1.54%	1.56%	1.74%
Allowance / Nonperforming Loans/Leases *	68.60%	58.70%	49.49%

*Nonperforming loan/leases consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing troubled debt restructurings.

Although management believes that the allowance for estimated losses on loans/leases at June 30, 2012 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future.  Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision.  Asset quality is a priority for the Company and its subsidiaries.  The ability to grow profitably is in part dependent upon the ability to maintain that quality.  The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 3 for additional information regarding the Company’s allowance for estimated losses on loans/leases.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the amounts of nonperforming assets.

	As of June 30, 2012	As of December 31, 2011	As of June 30, 2011	As of December 31, 2010

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$16,247	$18,995	$23,295	$37,427
Accruing loans/leases past due 90 days or more	1,152	1,111	358	320
Troubled debt restructures - accruing	9,897	11,904	3,592	3,405
Other real estate owned	9,136	8,386	10,430	8,535
Other repossessed assets	25	109	194	366
	$36,457	$40,505	$37,869	$50,053

Nonperforming loans/leases to total loans/leases	2.25%	2.67%	2.30%	3.51%
Nonperforming assets to total loans/leases plus reposessed property	2.98%	3.35%	3.17%	4.24%
Nonperforming assets to total assets	1.78%	2.06%	2.02%	2.73%
Texas ratio (3)	23.91%	25.58%	24.77%	33.57%

(1)	Includes government guaranteed portion of loan.
(2)	Includes troubled debt restructurings of $6.1 million at June 30, 2012, $8.6 million at December 31, 2011, $11.0 million at June 30, 2011, and $12.6 million at December 31, 2010.
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

Nonperforming assets at June 30, 2012 were $36.5 million which is a decline of $4.0 million, or 10%, from December 31, 2011.  Further, nonperforming assets have declined $22.9 million, or 39%, from their peak position of $59.4 million at September 30, 2010.  Most of the decline from December 31, 2011 was the result of charge-offs ($2.5 million) and write-downs of other real estate owned ($579 thousand), while the rest of the decline was due to improved performance.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Deposits grew $110.0 million, or 9%, during the first half of 2012.  The table below presents the composition of the Company’s deposit portfolio.

	As of
	June 30, 2012		December 31, 2011		June 30, 2011

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$390,762	30%	$357,184	30%	$297,197	24%
Interest bearing demand deposits	555,804	42%	510,788	42%	538,869	44%
Time deposits	316,445	24%	292,575	24%	322,466	27%
Brokered time deposits	52,459	4%	44,911	4%	55,782	5%
	$1,315,470	100%	$1,205,458	100%	$1,214,314	100%

The Company has been successful in growing its noninterest bearing deposit portfolio over the past few years and this continued into the first half of 2012 with an increase of $33.6 million, or 9%. Most of this growth continues to derive from QCBT’s correspondent banking business.  The continued strength of the noninterest bearing deposit portfolio has provided flexibility to manage down deposit pricing and reduce reliance on higher cost wholesale funds which has helped drive down the Company’s interest expense.

The subsidiary banks offer short-term repurchase agreements to some of their significant customers.  Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank or from their correspondent banks.  The table below presents the composition of the Company’s short-term borrowings.

	As of
	June 30, 2012	December 31, 2011	June 30, 2011

	(dollars in thousands)

Overnight repurchase agreements with customers	$105,249	$110,236	$93,065
Federal funds purchased	80,150	103,300	29,330
	$185,399	$213,536	$122,395

The Company’s federal funds purchased position was temporarily elevated at December 31, 2011, as a result of short-term fluctuations in noninterest bearing correspondent deposit balances for several customers over the end of the year.

As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs.  FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.  FHLB advances decreased slightly by $1.0 million during the first half of 2012.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Other borrowings consist largely of structured wholesale repurchase agreements which are utilized as an alternative funding source to FHLB advances and customer deposits.  The table below presents the composition of the Company’s other borrowings.

	As of
	June 30, 2012	December 31, 2011	June 30, 2011

	(dollars in thousands)

Wholesale repurchase agreements	$130,000	$130,000	$135,000
364-day revolving note	5,600	3,600	2,500
Series A subordinated notes	2,636	2,632	2,628
Other	-	-	788
	$138,236	$136,232	$140,916

The increase in borrowing on the 364-day revolving note of $2.0 million was the result of funding needed to execute on the partial redemption of the Series F Preferred Stock previously issued to the Treasury under the Small Business Lending Fund program.  For detailed discussion of this partial redemption, see below.

It is management’s intention to continue to reduce the reliance on wholesale funding, including FHLB advances, wholesale structured repurchase agreements, and brokered time deposits.  Replacement of this funding with core deposits helps to reduce interest expense as the wholesale funding tends to be higher funding cost.

The table below presents the composition of the Company’s stockholders’ equity, including the common and preferred equity components.

	As of
	June 30, 2012		December 31, 2011		June 30, 2011
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Common stock	$4,968		$4,879		$4,856
Additional paid in capital - common	27,071		26,381		24,910
Retained earnings	48,831		44,586		43,097
Accumulated other comprehensive income	4,479		4,755		1,768
Noncontrolling interests	2,415		2,052		1,849
Less: Treasury stock	(1,606)		(1,606)		(1,606)
Total common stockholders' equity	86,158	62%	81,047	56%	74,874	55%

Preferred stock	55		65		63
Additional paid in capital - preferred	53,109		63,321		62,388
Total preferred stockholders' equity	53,164	38%	63,386	44%	62,451	45%

Total stockholders' equity	$139,322	100%	$144,433	100%	$137,325	100%

Tangible common equity* / total tangible assets	3.94%		3.85%		3.62%

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Stockholders’ equity declined $5.1 million, or 4%, during the first half of 2012 as a result of the partial redemption of Series F Preferred Stock.  On June 29, 2012, the Company redeemed $10.2 million of the $40.1 million of Series F Preferred Stock.  The Company originally issued this preferred capital in September of 2011.  Net income of $6.7 million grew retained earnings; however, this was partially offset by declaration of preferred stock dividends totaling $1.9 million ($876 thousand for Series E Preferred Stock, and $1.0 million for Series F Preferred Stock).  Lastly, the available for sale portion of the securities portfolio experienced a slight decline in fair value for the first half of 2012 as a result of increases in certain market interest rates.

The following table presents the details of the preferred stock issued and outstanding as of June 30, 2012.

	Date Issued	Aggregate Purchase Price	Stated Dividend Rate	Annual Dividend

Series E Non-Cumulative Convertible Perpetual Preferred Stock	June 2010	$25,000,000	7.00%	$1,750,000
Series F Non-Cumulative Perpetual Preferred Stock	September 2011	29,867,000	5.00%	1,493,350
		$54,867,000		$3,243,350

The Series E Preferred Stock is perpetually convertible by the holder into shares of common stock at a per share conversion price of $12.15, subject to anti-dilution adjustments upon the occurrence of certain events.  In addition, the Company can exercise a conversion option on or after the third anniversary of the issue date (June 30, 2013) at the same $12.15 conversion price if the Company’s common stock price equals or exceeds $17.22 for at least 20 trading days in a period of 30 consecutive trading days.

Regarding the Series F Preferred Stock, non-cumulative dividends are payable quarterly, and the dividend rate is based on changes in the level of “Qualified Small Business Lending” or “QSBL” by the Company’s wholly owned bank subsidiaries, QCBT, CRBT and RB&T.  Based upon the change in the banks’ level of QSBL over the baseline level (defined below), the dividend rate remained at 5% through the second quarter of 2012.  With the partial redemption, assuming a 5% dividend rate, the Company’s preferred dividends will be reduced by $511 thousand annually.

As of June 30, 2012, the Company reported its QSBL in accordance with SBLF guidelines and calculated a net decline from the baseline of $93.0 million, or 21%.  SBLF defines the baseline as the average of the Company’s QSBL for the last two quarters of 2009 and the first two quarters of 2010.  As a result of the decline, the dividend rate on the Series F Preferred Stock remains at 5%.  Although the Company continues to experience a net decline in QSBL since the baseline, it continues to support small businesses in its communities.  One example of this support is through its significant participation in the SBA and USDA lending programs.  Notably, for 2011, all three of the subsidiary banks were ranked in the top 10 in their respective states for SBA lending volume.  CRBT was ranked first in the state of Iowa for both SBA and USDA lending volume.  The government guaranteed portions of these loans (typically 70% to 85% of the total principal balance) do not qualify as QSBL, as defined by SBLF guidelines.  Through continued participation in these programs and the efforts of the Company’s experienced small business bankers, the Company is well positioned to continue to support the lending needs of small businesses in the communities it serves.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs.  The Company monitors liquidity risk through contingency planning stress testing on a regular basis.  The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable.  One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $76.4 million for the second quarter of 2012 and $125.4 million for the first quarter of 2012. The decline was the result of investing some of the excess liquidity during the second quarter.

The Company has a variety of sources of short-term liquidity available, including federal funds purchased from correspondent banks, FHLB advances, structured wholesale repurchase agreements, brokered certificates of deposit, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales.  The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on the regular monthly payments on its residential mortgage-backed securities portfolio. At June 30, 2012, the subsidiary banks had 31 lines of credit totaling $314.7 million, of which $65.7 million was secured and $249.0 million was unsecured.  At June 30, 2012, the Company borrowed $56.5 million for short-term funding needs, therefore, $258.2 million was available.  Additionally, the Company has a single $20.0 million secured revolving line of credit with a maturity date of April 1, 2013.  As of June 30 2012, the Company had $14.4 million available as the line of credit carried an outstanding balance of $5.6 million.

Throughout its history, the Company has secured additional capital through various resources, including the issuance of preferred stock (discussed above) and the issuance of trust preferred securities.  Trust preferred securities are reported on the Company’s balance sheet as liabilities, but do qualify for treatment as regulatory capital.

The following table presents the details of the trust preferred securities issued and outstanding as of June 30, 2012.

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 6/30/12	Interest Rate as of 12/31/11

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR	3.32%	3.22%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.32%	3.22%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.27%	2.20%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR	2.02%	1.95%
		$36,085,000	Weighted Average Rate	2.80%	2.71%

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks’ financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of June 30, 2012 and December 31, 2011, that the Company and the subsidiary banks met all capital adequacy requirements to which they were subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.  The Company and the subsidiary banks’ actual capital amounts and ratios as of June 30, 2012 and December 31, 2011 are also presented in the following table (dollars in thousands).  As of June 30, 2012 and December 31, 2011, the subsidiary banks met the requirements to be “well capitalized”.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of June 30, 2012:
Company:
Total risk-based capital	$187,155	13.14%	$113,963	≥	8.0%	N/A		N/A
Tier 1 risk-based capital	164,170	11.52%	$56,982	≥	4.0	N/A		N/A
Tier 1 leverage	164,170	8.20%	80,095	≥	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$99,594	12.62%	$63,124	≥	8.0%	$78,904	≥	10.00%
Tier 1 risk-based capital	91,619	11.61%	31,562	≥	4.0	47,343	≥	6.00%
Tier 1 leverage	91,619	8.05%	45,498	≥	4.0	56,873	≥	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$53,166	13.27%	$32,044	≥	8.0%	$40,055	≥	10.00%
Tier 1 risk-based capital	48,142	12.02%	16,022	≥	4.0	24,033	≥	6.00%
Tier 1 leverage	48,142	8.45%	22,789	≥	4.0	28,486	≥	5.00%
Rockford Bank & Trust:
Total risk-based capital	$36,867	15.83%	$18,627	≥	8.0%	$23,284	≥	10.00%
Tier 1 risk-based capital	33,939	14.58%	9,314	≥	4.0	13,970	≥	6.00%
Tier 1 leverage	33,939	11.05%	12,283	≥	4.0	15,353	≥	5.00%

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2011:
Company:
Total risk-based capital	$191,419	13.84%	$110,686	≥	8.0%	N/A		N/A
Tier 1 risk-based capital	169,360	12.24%	55,343	≥	4.0%	N/A		N/A
Tier 1 leverage	169,360	8.70%	77,857	≥	4.0%	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$98,382	13.03%	$60,391	≥	8.0%	$75,488	≥	10.00%
Tier 1 risk-based capital	90,336	11.97%	30,195	≥	4.0	45,293	≥	6.00%
Tier 1 leverage	90,336	8.21%	44,009	≥	4.0	55,012	≥	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$56,312	14.44%	$31,198	≥	8.0%	$38,998	≥	10.00%
Tier 1 risk-based capital	51,415	13.18%	15,599	≥	4.0	23,399	≥	6.00%
Tier 1 leverage	51,415	9.02%	22,807	≥	4.0	28,509	≥	5.00%
Rockford Bank & Trust:
Total risk-based capital	$36,259	15.27%	$19,001	≥	8.0%	$23,752	≥	10.00%
Tier 1 risk-based capital	33,277	14.01%	9,501	≥	4.0	14,251	≥	6.00%
Tier 1 leverage	33,277	11.31%	11,770	≥	4.0	14,713	≥	5.00%

The federal bank regulatory agencies recently issued joint proposed rules that would implement an international capital accord called “Basel III,” developed by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors.  The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets for the purposes of calculating certain capital ratios.  The proposed changes, if implemented, would be phased in from 2013 through 2019.  Management is currently assessing the effect of the proposed rules on the Company and the subsidiary banks’ capital position.  Various banking associations and industry groups are providing comments on the proposed rules to the regulators, and it is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules.

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

One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes.  This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet.  This sensitivity analysis demonstrates net interest income exposure annually over a five-year horizon, assuming no balance sheet growth and various interest rate scenarios including no change in rates; 200, 300, 400, and 500 basis point upward shifts; and a 100 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date.  The model assumes parallel and pro rata shifts in interest rates over a twelve-month period for the 200 basis point upward shift and 100 basis point downward shift.  For the 300 basis point upward shift, the model assumes an instantaneous and parallel shift upward in rates.  For the 400 basis point upward shift, the model assumes a parallel and pro rata shift in interest rates over a twenty-four month period.  For the 500 basis point upward shift, the model assumes a flattening and pro rata shift in interest rates over a twelve-month period where the short-end of the yield curve shifts upward greater than the long-end of the yield curve.  The asset/liability management committee of the board of directors has established policy limits of a 10% decline in net interest income for the 200 and the newly added 300 basis point upward shifts and the 100 basis point downward shift.

Part I
Item 3

QUANTITATIVE AND QUALITATVE DISCUSSION ABOUT MARKET RISK

Application of the simulation model analysis at the most recent quarter-end available is presented in the following table.  Please note the simulation model analysis as of June 30, 2012 is not yet available.

	NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	As of March 31, 2012	As of December 31, 2011	As of December 31, 2010

100 basis point downward shift	-1.6%	-1.5%	-1.9%
200 basis point upward shift	-4.1%	-3.1%	-3.0%
300 basis point upward shock	-6.8%	-4.2%	-1.6%

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

Part I
Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2012.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012 and June 30, 2011; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011; and (vi) Notes to Consolidated Financial Statements.

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

QCR HOLDINGS, INC.
(Registrant)

Date	August 7, 2012	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date	August 7, 2012	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer