Form 10-Q
period 2012-09-30
QCR HOLDINGS INC
filed 2012-11-06
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 30, 2012

[    ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to________

Commission file number 0-22208

QCR HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1397595 (I.R.S. Employer ID Number)

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
Yes [    ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 1, 2012, the Registrant had outstanding 4,878,317 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page Number(s)
Part I	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets	2
		As of September 30, 2012 and December 31, 2011

		Consolidated Statements of Income	3
		For the Three Months Ended September 30, 2012 and 2011

		Consolidated Statements of Income	4
		For the Nine Months Ended September 30, 2012 and 2011

		Consolidated Statements of Comprehensive Income	5
		For the Three and Nine Months Ended September 30, 2012 and 2011

		Consolidated Statement of Changes in Stockholders' Equity	6-7
		For the Nine Months Ended September 30, 2012 and 2011

		Consolidated Statements of Cash Flows	8
		For the Nine Months Ended September 30, 2012 and 2011

		Notes to the Consolidated Financial Statements	9-28

	Item 2.	Management's Discussion and Analysis of Financial Condition and	29-58
		Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59-60

	Item 4.	Controls and Procedures	61

Part II	OTHER INFORMATION

	Item 1.	Legal Proceedings	62

	Item 1.A.	Risk Factors	62

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

	Item 3.	Defaults upon Senior Securities	62

	Item 4.	Mine Safety Disclosures	62

	Item 5.	Other Information	62

	Item 6.	Exhibits	63

Signatures			64

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$40,564,561	$53,136,710
Federal funds sold	5,725,000	20,785,000
Interest-bearing deposits at financial institutions	49,436,938	26,750,602

Securities held to maturity, at amortized cost	650,000	200,000
Securities available for sale, at fair value	590,701,449	565,029,291
Total securities	591,351,449	565,229,291

Loans receivable held for sale	6,285,131	3,832,760
Loans/leases receivable held for investment	1,238,007,078	1,196,912,737
Gross loans/leases receivable	1,244,292,209	1,200,745,497
Less allowance for estimated losses on loans/leases	(19,416,748)	(18,789,262)
Net loans/leases receivable	1,224,875,461	1,181,956,235

Premises and equipment, net	31,589,347	31,740,751
Goodwill	3,222,688	3,222,688
Bank-owned life insurance	43,208,268	42,011,281
Restricted investment securities	14,780,800	15,253,600
Other real estate owned, net	5,002,791	8,385,758
Other assets	14,188,769	18,138,138

Total assets	$2,023,946,072	$1,966,610,054

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$417,284,214	$357,183,481
Interest-bearing	925,951,220	848,274,307
Total deposits	1,343,235,434	1,205,457,788

Short-term borrowings	140,888,698	213,536,450
Federal Home Loan Bank advances	196,350,000	204,750,000
Other borrowings	138,237,737	136,231,663
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	30,027,917	26,116,451
Total liabilities	1,884,824,786	1,822,177,352

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000 September 2012 - 54,867 shares issued and outstanding December 2011 - 65,090 shares issued and outstanding	54,867	65,090
Common stock, $1 par value; shares authorized 20,000,000 September 2012 - 4,984,024 shares issued and 4,862,778 outstanding December 2011 - 4,879,435 shares issued and 4,758,189 outstanding	4,984,024	4,879,435
Additional paid-in capital	78,342,963	89,702,533
Retained earnings	51,077,870	44,585,902
Accumulated other comprehensive income	6,122,102	4,754,714
Noncontrolling interests	145,970	2,051,538
Less treasury stock, September 2012 and December 2011 - 121,246 common shares, at cost	(1,606,510)	(1,606,510)
Total stockholders' equity	139,121,286	144,432,702
Total liabilities and stockholders' equity	$2,023,946,072	$1,966,610,054

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended September 30,

	2012	2011
Interest and dividend income:
Loans/leases, including fees	$15,804,330	$16,215,725
Securities:
Taxable	2,781,889	2,877,574
Nontaxable	690,466	244,209
Interest-bearing deposits at financial institutions	75,818	97,714
Restricted investment securities	131,967	126,333
Federal funds sold	3,055	7,875
Total interest and dividend income	19,487,525	19,569,430

Interest expense:
Deposits	1,488,749	2,201,070
Short-term borrowings	60,500	65,502
Federal Home Loan Bank advances	1,809,888	1,931,259
Other borrowings	1,238,254	1,301,144
Junior subordinated debentures	260,616	241,751
Total interest expense	4,858,007	5,740,726

Net interest income	14,629,518	13,828,704

Provision for loan/lease losses	1,496,194	2,456,965
Net interest income after provision for loan/lease losses	13,133,324	11,371,739

Noninterest income:
Trust department fees	914,586	762,133
Investment advisory and management fees	575,711	549,515
Deposit service fees	847,343	893,685
Gains on sales of loans, net	684,546	408,364
Securities gains	-	443,614
Gains (losses) on other real estate owned, net	(745,799)	42,262
Earnings on bank-owned life insurance	399,925	331,440
Credit card issuing fees, net of processing costs	140,542	178,636
Other	1,300,328	725,658
Total noninterest income	4,117,182	4,335,307

Noninterest expense:
Salaries and employee benefits	8,201,323	7,651,695
Occupancy and equipment expense	1,459,901	1,359,758
Professional and data processing fees	1,065,780	1,077,435
FDIC and other insurance	599,422	578,776
Loan/lease expense	273,166	839,993
Advertising and marketing	437,130	277,376
Postage and telephone	190,868	242,103
Stationery and supplies	139,592	122,582
Bank service charges	211,378	186,351
Other	452,957	437,080
Total noninterest expense	13,031,517	12,773,149

Net income before income taxes	4,218,989	2,933,897
Federal and state income tax expense	1,034,479	667,296
Net income	$3,184,510	$2,266,601
Less: Net income attributable to noncontrolling interests	127,177	103,446
Net income attributable to QCR Holdings, Inc.	$3,057,333	$2,163,155

Less: Preferred stock dividends	810,837	2,188,058
Net income attributable to QCR Holdings, Inc. common stockholders	$2,246,496	$(24,903)

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.45	$(0.01)
Diluted	$0.44	$(0.01)

Weighted average common shares outstanding	4,978,699	4,866,692
Weighted average common and common equivalent shares outstanding	5,080,288	4,866,692

Cash dividends declared per common share	$-	$-

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Nine Months Ended September 30,

	2012	2011
Interest and dividend income:
Loans/leases, including fees	$47,748,276	$48,466,331
Securities:
Taxable	8,353,482	8,035,495
Nontaxable	1,624,577	743,368
Interest-bearing deposits at financial institutions	288,400	311,807
Restricted investment securities	378,067	427,818
Federal funds sold	3,055	97,919
Total interest and dividend income	58,395,857	58,082,738

Interest expense:
Deposits	4,834,006	6,948,265
Short-term borrowings	202,731	248,079
Federal Home Loan Bank advances	5,503,329	6,053,134
Other borrowings	3,719,730	3,870,062
Junior subordinated debentures	787,597	974,637
Total interest expense	15,047,393	18,094,177

Net interest income	43,348,464	39,988,561

Provision for loan/lease losses	3,325,109	5,196,850
Net interest income after provision for loan/lease losses	40,023,355	34,791,711

Noninterest income:
Trust department fees	2,650,552	2,607,668
Investment advisory and management fees	1,776,499	1,630,976
Deposit service fees	2,626,822	2,623,018
Gains on sales of loans, net	1,965,957	1,923,185
Securities gains	104,600	1,472,528
Losses on other real estate owned, net	(1,324,468)	(90,492)
Earnings on bank-owned life insurance	1,196,987	1,032,493
Credit card issuing fees, net of processing costs	409,730	397,132
Other	2,734,890	1,969,304
Total noninterest income	12,141,569	13,565,812

Noninterest expense:
Salaries and employee benefits	24,581,642	22,480,731
Occupancy and equipment expense	4,177,076	4,017,506
Professional and data processing fees	3,342,847	3,338,935
FDIC and other insurance	1,756,493	2,149,093
Loan/lease expense	755,066	1,772,290
Advertising and marketing	1,057,246	836,459
Postage and telephone	716,050	703,803
Stationery and supplies	417,769	380,754
Bank service charges	609,599	525,007
Prepayment fees on Federal Home Loan Bank advances	-	832,099
Other-than-temporary impairment losses on securities	62,400	118,847
Other	1,402,492	1,185,443
Total noninterest expense	38,878,680	38,340,967

Net income before income taxes	13,286,244	10,016,556
Federal and state income tax expense	3,425,506	2,745,257
Net income	$9,860,738	$7,271,299
Less: Net income attributable to noncontrolling interests	494,431	308,215
Net income attributable to QCR Holdings, Inc.	$9,366,307	$6,963,084

Less: Preferred stock dividends	2,685,248	4,256,171
Net income attributable to QCR Holdings, Inc. common stockholders	6,681,059	$2,706,913

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$1.37	$0.56
Diluted	$1.35	$0.56

Weighted average common shares outstanding	4,871,626	4,795,382
Weighted average common and common equivalent shares outstanding	4,938,514	4,847,433

Cash dividends declared per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Three and Nine Months Ended September 30,

	Three Months Ended September 30,
	2012	2011
Net income	$3,184,510	$2,266,601

Other comprehensive income:

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	2,660,251	4,340,017
Less reclassification adjustment for gains included in net income before tax	-	443,614
	2,660,251	3,896,403
Tax expense	1,016,673	1,492,108
Other comprehensive income, net of tax	1,643,578	2,404,295

Comprehensive income attributable to QCR Holdings, Inc.	$4,828,088	$4,670,896

	Nine Months Ended September 30,
	2012	2011
Net income	$9,860,738	$7,271,299

Other comprehensive income:

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period before tax	2,313,706	7,091,919
Less reclassification adjustment for gains included in net income before tax	104,600	1,472,528
	2,209,106	5,619,391
Tax expense	841,718	2,150,922
Other comprehensive income, net of tax	1,367,388	3,468,469

Comprehensive income attributable to QCR Holdings, Inc.	$11,228,126	$10,739,768

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
Nine Months Ended September 30, 2012 and 2011

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Treasury Stock	Total
Balance December 31, 2011	$65,090	$4,879,435	$89,702,533	$44,585,902	$4,754,714	$2,051,538	$(1,606,510)	$144,432,702
Comprehensive income:
Net income	-	-	-	3,236,818	-	166,031	-	3,402,849
Other comprehensive loss, net of tax	-	-	-	-	(1,517,235)	-	-	(1,517,235)
Comprehensive income								1,885,614
Preferred cash dividends declared	-	-	-	(938,625)	-	-	-	(938,625)
Proceeds from issuance of 7,767 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	7,767	55,566	-	-	-	-	63,333
Proceeds from issuance of 276 shares of common stock as a result of stock options exercised	-	276	2,374	-	-	-	-	2,650
Exchange of 576 shares of common stock in connection with payroll taxes for restricted stock	-	(576)	(2,103)	-	-	-	-	(2,679)
Stock compensation expense	-	-	326,245					326,245
Restricted stock awards	-	57,770	(57,770)	-	-	-	-	-
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,066)	-	(2,066)
Balance March 31, 2012	$65,090	$4,944,672	$90,026,845	$46,884,095	$3,237,479	$2,215,503	$(1,606,510)	$145,767,174
Comprehensive income:
Net income	-	-	-	3,072,156	-	201,223	-	3,273,379
Other comprehensive income, net of tax	-	-	-	-	1,241,045	-	-	1,241,045
Comprehensive income								4,514,424
Common cash dividends declared, $0.04 per share	-	-	-	(189,091)	-	-	-	(189,091)
Preferred cash dividends declared	-	-	-	(935,786)	-	-	-	(935,786)
Redemption of 10,223 shares of Series F Noncumulative Perpetual Preferred Stock	(10,223)	-	(10,212,777)	-	-	-	-	(10,223,000)
Proceeds from issuance of 10,856 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	10,856	78,055	-	-	-	-	88,911
Proceeds from issuance of 9,090 shares of common stock as a result of stock options exercised	-	9,090	79,902	-	-	-	-	88,992
Exchange of 611 shares of common stock in connection with stock options exercised	-	(611)	(7,125)	-	-	-	-	(7,736)
Proceeds from exercise of warrants to purchase 4,300 shares of common stock issued in conjunction with the Series A Subordinated Notes	-	4,300	38,700	-	-	-	-	43,000
Stock compensation expense	-	-	177,269					177,269
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,065)	-	(2,065)
Balance June 30, 2012	$54,867	$4,968,307	$80,180,869	$48,831,374	$4,478,524	$2,414,661	$(1,606,510)	$139,322,092
Comprehensive income:
Net income	-	-	-	3,057,333	-	127,177	-	3,184,510
Other comprehensive income, net of tax	-	-	-	-	1,643,578	-	-	1,643,578
Comprehensive income								4,828,088
Preferred cash dividends declared	-	-	-	(810,837)	-	-	-	(810,837)
Purchase of noncontrolling interest	-	-	(2,133,417)	-	-	(2,393,802)	-	(4,527,219)
Proceeds from issuance of 7,642 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	7,642	58,326	-	-	-	-	65,968
Proceeds from issuance of 7,075 shares of common stock as a result of stock options exercised	-	7,075	58,996	-	-	-	-	66,071
Proceeds from exercise of warrants to purchase 1,000 shares of common stock issued in conjunction with the Series A Subordinated Notes	-	1,000	9,000	-	-	-	-	10,000
Stock compensation expense	-	-	169,189					169,189
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,066)	-	(2,066)
Balance September 30, 2012	$54,867	$4,984,024	$78,342,963	$51,077,870	$6,122,102	$145,970	$(1,606,510)	$139,121,286

(continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (continued)
Nine Months Ended September 30, 2012 and 2011

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

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,860,738	$7,271,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,740,621	1,866,403
Provision for loan/lease losses	3,325,109	5,196,850
Amortization of offering costs on subordinated debentures	10,738	10,738
Stock-based compensation expense	672,703	547,087
Losses on other real estate owned, net	1,324,468	90,492
Amortization of premiums on securities, net	2,950,609	2,541,408
Securities gains	(104,600)	(1,472,528)
Other-than-temporary impairment losses on securities	62,400	118,847
Loans originated for sale	(90,563,711)	(65,240,469)
Proceeds on sales of loans	90,077,297	75,960,589
Gains on sales of loans, net	(1,965,957)	(1,923,185)
Prepayment fees on Federal Home Loan Bank advances	-	832,099
Increase in cash value of bank-owned life insurance	(1,196,987)	(1,032,493)
Decrease in other assets	3,090,716	707,321
Increase in other liabilities	1,467,552	955,174
Net cash provided by operating activities	$20,751,696	$26,429,632

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	15,060,000	56,170,000
Net (increase) decrease in interest-bearing deposits at financial institutions	(22,686,336)	15,080,252
Proceeds from sales of other real estate owned	4,201,516	8,376,898
Activity in securities portfolio:
Purchases	(363,501,993)	(458,081,700)
Calls, maturities and redemptions	292,291,109	302,145,002
Paydowns	25,174,348	4,977,152
Sales	19,215,075	54,326,191
Activity in restricted investment securities:
Purchases	(3,466,800)	(245,000)
Redemptions	3,939,600	1,675,700
Purchases of bank-owned life insurance	-	(7,000,000)
Net increase in loans/leases originated and held for investment	(45,934,981)	(48,043,333)
Purchase of premises and equipment	(1,589,217)	(1,693,870)
Net cash used in investing activities	$(77,297,679)	$(72,312,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	137,777,646	92,653,389
Net increase (decrease) in short-term borrowings	(72,647,752)	2,431,992
Activity in Federal Home Loan Bank advances:
Advances	14,000,000	5,000,000
Calls and maturities	(22,400,000)	(24,000,000)
Prepayments	-	(15,832,099)
Net increase (decrease) in other borrowings	2,006,074	(9,941,030)
Payment of cash dividends on common and preferred stock	(3,278,112)	(3,274,991)
Redemption of 10,223 shares of Series F Noncumulative Perpetual Preferred Stock	(10,223,000)	-
Proceeds from issuance of 40,090 shares of Series F Noncumulative Perpetual Preferred Stock	-	40,074,341
Redemption of Series D Cumulative Perpetual Preferred Stock	-	(38,237,000)
Proceeds from issuance of common stock, net	418,510	409,379
Purchase of noncontrolling interest	(1,679,532)	-
Net cash provided by financing activities	$43,973,834	$49,283,981
Net increase (decrease) in cash and due from banks	(12,572,149)	3,400,905
Cash and due from banks, beginning	53,136,710	42,030,806
Cash and due from banks, ending	$40,564,561	$45,431,711

Supplemental disclosure of cash flow information, cash payments for:
Interest	$15,225,564	$18,521,222
Income/franchise taxes	$916,000	$1,196,948

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized gains on securities available for sale, net	$1,367,388	$3,468,469
Transfers of loans to other real estate owned	$2,143,017	$8,220,271
Liability for purchase of noncontrolling interest	$2,847,687	$-

See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.  Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding.  The results of the interim period ended September 30, 2012, are not necessarily indicative of the results expected for the year ending December 31, 2012.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include three state-chartered commercial banks:  Quad City Bank & Trust Company (“QCBT”), Cedar Rapids Bank & Trust Company (“CRBT”), and Rockford Bank & Trust Company (“RB&T”).  The Company also engages in direct financing lease contracts through its now wholly-owned equity investment by QCBT in m2 Lease Funds, LLC (“m2 Lease Funds”).  QCBT previously owned 80% of m2 Lease Funds.  In August 2012, QCBT entered into an amendment to the operating agreement of m2 Lease Funds and purchased the 20% noncontrolling interest.  See Note 8 for a more detailed discussion of this transaction.  The Company engages in real estate holdings through its 91% equity investment in Velie Plantation Holding Company, LLC (“VPHC”).  All material intercompany transactions and balances have been eliminated in consolidation.

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

Part I
Item 1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of September 30, 2012 and December 31, 2011 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2012:
Securities held to maturity:
Other bonds	$650,000	$-	$-	$650,000

Securities available for sale:
U.S. govt. sponsored agency securities	$340,538,125	$2,712,996	$(7,499)	$343,243,622
Residential mortgage-backed and related securities	151,264,044	4,450,612	(24,081)	155,690,575
Municipal securities	87,579,277	2,478,687	(26,333)	90,031,631
Trust preferred securities	86,200	44,200	-	130,400
Other securities	1,329,191	301,728	(25,698)	1,605,221
	$580,796,837	$9,988,223	$(83,611)	$590,701,449

December 31, 2011:
Securities held to maturity:
Other bonds	$200,000	$-	$-	$200,000

Securities available for sale:
U.S. govt. sponsored agency securities	$426,581,913	$2,428,994	$(55,687)	$428,955,220
Residential mortgage-backed and related securities	105,373,614	3,488,350	(8,215)	108,853,749
Municipal securities	23,937,118	1,752,246	-	25,689,364
Trust preferred securities	86,200	-	(5,400)	80,800
Other securities	1,354,940	140,022	(44,804)	1,450,158
	$557,333,785	$7,809,612	$(114,106)	$565,029,291

The Company’s residential mortgage-backed and related securities portfolio consists entirely of government sponsored or government guaranteed securities.  The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2012:
Securities available for sale:
U.S. govt. sponsored agency securities	$10,988,570	$(7,499)	$-	$-	$10,988,570	$(7,499)
Residential mortgage-backed and related securities	5,430,389	(24,081)	-	-	5,430,389	(24,081)
Municipal securities	3,455,797	(26,333)	-	-	3,455,797	(26,333)
Other securities	-	-	215,000	(25,698)	215,000	(25,698)
	$19,874,756	$(57,913)	$215,000	$(25,698)	$20,089,756	$(83,611)

December 31, 2011:
Securities available for sale:
U.S. govt. sponsored agency securities	$59,979,620	$(55,687)	$-	$-	$59,979,620	$(55,687)
Residential mortgage-backed and related securities	4,906,398	(8,215)	-	-	4,906,398	(8,215)
Trust preferred securities	-	-	80,800	(5,400)	80,800	(5,400)
Other securities	251,957	(44,332)	2,778	(472)	254,735	(44,804)
	$65,137,975	$(108,234)	$83,578	$(5,872)	$65,221,553	$(114,106)

At September 30, 2012, the investment portfolio included 360 securities.  Of this number, 13 securities had current unrealized losses with aggregate depreciation of less than 1% from the amortized cost basis.  Of these 13, only one had unrealized losses for twelve months or more.  All of the debt securities in unrealized loss positions are considered acceptable credit risks.  Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.  In addition, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.  At September 30, 2012 and December 31, 2011, equity securities represented less than 1% of the total portfolio.

The Company did not recognize other-than-temporary impairment on any debt securities for the three and nine months ended September 30, 2012 and 2011.

The Company did not recognize other-than-temporary impairment on any equity securities for the three months ended September 30, 2012 and 2011.

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

All sales of securities, as applicable, for the three and nine months ended September 30, 2012 and 2011, respectively, were from securities identified as available for sale.  Information on proceeds received, as well as pre-tax gross gains from sales of those securities is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Proceeds from sales of securities	$-	$8,601,107	$19,215,075	$54,326,191
Pre-tax gross gains from sales of securities	-	443,614	104,600	1,472,528

The amortized cost and fair value of securities as of September 30, 2012 by contractual maturity are shown below.  A portion of the Company’s U.S. government sponsored agency securities contain call options which allow the issuer, at its discretion, to call the security at predetermined dates prior to the contractual maturity date. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be called or prepaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following table.  “Other securities” are excluded from the maturity categories as there is no fixed maturity date.

	Amortized Cost	Fair Value
Securities held to maturity:
Due in one year or less	$100,000	$100,000
Due after one year through five years	550,000	550,000
	$650,000	$650,000

Securities available for sale:
Due in one year or less	$2,251,717	$2,257,998
Due after one year through five years	40,236,390	40,681,663
Due after five years	385,715,495	390,465,992
	$428,203,602	$433,405,653
Residential mortgage-backed and related securities	151,264,044	155,690,575
Other securities	1,329,191	1,605,221
	$580,796,837	$590,701,449

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of September 30, 2012 and December 31, 2011 is presented as follows:

	As of September 30, 2012	As of December 31, 2011

Commercial and industrial loans	$355,003,888	$350,794,278
Commercial real estate loans
Owner-occupied commercial real estate	199,788,124	167,790,621
Commercial construction, land development, and other land	49,191,909	60,384,738
Other non owner-occupied commercial real estate	345,923,717	349,628,491
	594,903,750	577,803,850

Direct financing leases *	102,038,868	93,212,362
Residential real estate loans **	112,492,219	98,107,051
Installment and other consumer loans	76,837,989	78,223,080
	1,241,276,714	1,198,140,621
Plus deferred loan/lease origination costs, net of fees	3,015,495	2,604,876
	1,244,292,209	1,200,745,497
Less allowance for estimated losses on loans/leases	(19,416,748)	(18,789,262)
	$1,224,875,461	$1,181,956,235

* Direct financing leases:
Net minimum lease payments to be received	$115,931,555	$106,389,988
Estimated unguaranteed residual values of leased assets	1,111,627	1,043,326
Unearned lease/residual income	(15,004,314)	(14,220,952)
	102,038,868	93,212,362
Plus deferred lease origination costs, net of fees	3,727,752	3,217,011
	105,766,620	96,429,373
Less allowance for estimated losses on leases	(1,884,985)	(1,339,496)
	$103,881,635	$95,089,877

**Includes residential real estate loans held for sale totaling $6,285,131 and $3,832,760 as of September 30, 2012, and December 31, 2011, respectively.

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For the three and nine months ended September 30, 2012 and 2011, there were no losses on residual values.  At September 30, 2012, the Company had 37 leases remaining with residual values totaling $1,111,627 that were not protected with a lease end options rider.  At December 31, 2011, the Company had 39 leases remaining with residual values totaling $1,043,326 that were not protected with a lease end options rider.  Management has performed specific evaluations of these residual values and determined that the valuations are appropriate.

The aging of the loan/lease portfolio by classes of loans/leases as of September 30, 2012 is presented as follows:

Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$352,308,795	$872,105	$15,252	$149,750	$1,657,986	$355,003,888
Commercial Real Estate
Owner-Occupied Commercial Real Estate	198,070,105	-	1,046,835	-	671,184	199,788,124
Commercial Construction, Land Development, and Other Land	47,080,534	-	-	-	2,111,375	49,191,909
Other Non Owner-Occupied Commercial Real Estate	332,708,671	2,325,809	733,442	-	10,155,795	345,923,717
Direct Financing Leases	100,205,091	632,458	106,595	-	1,094,724	102,038,868
Residential Real Estate	111,142,654	-	-	-	1,349,565	112,492,219
Installment and Other Consumer	75,805,776	255,048	33,730	52,733	690,702	76,837,989
	$1,217,321,626	$4,085,420	$1,935,854	$202,483	$17,731,331	$1,241,276,714

As a percentage of total loan/lease portfolio	98.07%	0.33%	0.16%	0.02%	1.43%	100.00%

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2011 is presented as follows:

Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$347,417,683	$226,394	$239,991	$120,000	$2,790,210	$350,794,278
Commercial Real Estate
Owner-Occupied Commercial Real Estate	166,632,318	146,847	-	-	1,011,456	167,790,621
Commercial Construction, Land Development, and Other Land	55,741,827	211,878	486,802	968,919	2,975,312	60,384,738
Other Non Owner-Occupied Commercial Real Estate	336,080,128	522,323	3,732,935	-	9,293,105	349,628,491
Direct Financing Leases	91,273,406	826,187	396,344	-	716,425	93,212,362
Residential Real Estate	95,456,433	1,127,465	389,678	-	1,133,475	98,107,051
Installment and Other Consumer	76,376,399	737,543	12,122	22,160	1,074,856	78,223,080
	$1,168,978,194	$3,798,637	$5,257,872	$1,111,079	$18,994,839	$1,198,140,621

As a percentage of total loan/lease portfolio	97.57%	0.32%	0.44%	0.09%	1.59%	100.00%

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Nonperforming loans/leases by classes of loans/leases as of September 30, 2012 is presented as follows:

Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$149,750	$1,657,986	$184,813	$1,992,549	8.32%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	671,184	-	671,184	2.80%
Commercial Construction, Land Development, and Other Land	-	2,111,375	337,500	2,448,875	10.23%
Other Non Owner-Occupied Commercial Real Estate	-	10,155,795	5,303,365	15,459,160	64.57%
Direct Financing Leases	-	1,094,724	-	1,094,724	4.57%
Residential Real Estate	-	1,349,565	167,739	1,517,304	6.34%
Installment and Other Consumer	52,733	690,702	16,043	759,478	3.17%
	$202,483	$17,731,331	$6,009,460	$23,943,274	100.00%

*Nonaccrual loans/leases includes $5,749,193 of troubled debt restructurings, including $141,886 in commercial and industrial loans,  $5,212,247 in commercial real estate loans, $64,726 in direct financing leases, and $330,334 in installment loans.

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance for estimated losses on loans/leases by portfolio segment for the three and nine months ended September 30, 2012 and 2011, respectively, are presented as follows:

	Three Months Ended September 30, 2012

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,180,792	$10,709,991	$1,610,999	$986,714	$1,236,039	$18,724,535
Provisions charged to expense	136,766	721,358	350,194	233,226	54,650	1,496,194
Loans/leases charged off	(214,036)	(552,959)	(111,326)	(183,031)	(88,378)	(1,149,730)
Recoveries on loans/leases previously charged off	69,959	175,467	35,118	-	65,205	345,749
Balance, ending	$4,173,481	$11,053,857	$1,884,985	$1,036,909	$1,267,516	$19,416,748

	Three Months Ended September 30, 2011

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$7,124,444	$8,602,639	$1,591,309	$757,075	$1,727,165	$19,802,632
Provisions charged to expense	(211,491)	2,645,457	159,965	92,032	(228,998)	2,456,965
Loans/leases charged off	(1,465,577)	(852,174)	(701,658)	-	(84,358)	(3,103,767)
Recoveries on loans/leases previously charged off	174,013	212,683	2,344	-	33,616	422,656
Balance, ending	$5,621,389	$10,608,605	$1,051,960	$849,107	$1,447,425	$19,578,486

	Nine Months Ended September 30, 2012

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,878,006	$10,596,958	$1,339,496	$704,946	$1,269,856	$18,789,262
Provisions charged to expense	(637,852)	2,254,732	924,109	519,751	264,369	3,325,109
Loans/leases charged off	(669,778)	(1,980,946)	(454,590)	(187,788)	(416,179)	(3,709,281)
Recoveries on loans/leases previously charged off	603,105	183,113	75,970	-	149,470	1,011,658
Balance, ending	$4,173,481	$11,053,857	$1,884,985	$1,036,909	$1,267,516	$19,416,748

	Nine Months Ended September 30, 2011

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$7,548,922	$9,087,315	$1,530,572	$748,028	$1,449,819	$20,364,656
Provisions charged to expense	1,005,002	3,038,359	463,850	101,079	588,560	5,196,850
Loans/leases charged off	(3,256,194)	(1,773,711)	(945,104)	-	(701,390)	(6,676,399)
Recoveries on loans/leases previously charged off	323,659	256,642	2,642	-	110,436	693,379
Balance, ending	$5,621,389	$10,608,605	$1,051,960	$849,107	$1,447,425	$19,578,486

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of September 30, 2012 and December 31, 2011 is presented as follows:

	As of September 30, 2012
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$274,666	$3,482,125	$157,900	$169,196	$68,673	$4,152,560
Allowance for loans/leases collectively evaluated for impairment	3,898,815	7,571,732	1,727,085	867,713	1,198,843	15,264,188
	$4,173,481	$11,053,857	$1,884,985	$1,036,909	$1,267,516	$19,416,748

Loans/leases individually evaluated for impairment	$1,071,050	$18,450,756	$1,094,724	$1,517,304	$759,478	$22,893,312
Loans/leases collectively evaluated for impairment	353,932,838	576,452,994	100,944,144	110,974,915	76,078,511	1,218,383,402
	$355,003,888	$594,903,750	$102,038,868	$112,492,219	$76,837,989	$1,241,276,714

Allowance as a percentage of loans/leases individually evaluated for impairment	25.64%	18.87%	14.42%	11.15%	9.04%	18.14%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.10%	1.31%	1.71%	0.78%	1.58%	1.25%
	1.18%	1.86%	1.85%	0.92%	1.65%	1.56%

	As of December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$903,187	$4,297,738	$66,675	$55,884	$22,819	$5,346,303
Allowance for loans/leases collectively evaluated for impairment	3,974,819	6,299,220	1,272,821	649,062	1,247,037	13,442,959
	$4,878,006	$10,596,958	$1,339,496	$704,946	$1,269,856	$18,789,262

Loans/leases individually evaluated for impairment	$2,152,855	$24,281,365	$1,306,663	$1,133,474	$984,806	$29,859,163
Loans/leases collectively evaluated for impairment	348,641,423	553,522,485	91,905,699	96,973,577	77,238,274	1,168,281,458
	$350,794,278	$577,803,850	$93,212,362	$98,107,051	$78,223,080	$1,198,140,621

Allowance as a percentage of loans/leases individually evaluated for impairment	41.95%	17.70%	5.10%	4.93%	2.32%	17.91%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.14%	1.14%	1.38%	0.67%	1.61%	1.15%
	1.39%	1.83%	1.44%	0.72%	1.62%	1.56%

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease.  The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Information for impaired loans/leases by classes of financing receivable as of and for the nine months ended September 30, 2012 is as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$845,703	$1,635,373	$-	$787,146	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	542,721	542,721	-	657,327	-	-
Commercial Construction, Land Development, and Other Land	1,027,200	1,027,200	-	4,441,935	5,552	5,552
Other Non Owner-Occupied Commercial Real Estate	1,498,599	2,298,599	-	6,613,234	894	894
Direct Financing Leases	853,974	853,974	-	774,855	-	-
Residential Real Estate	948,653	1,131,684	-	861,102	5,037	5,037
Installment and Other Consumer	646,466	646,466	-	1,014,236	245	245
	$6,363,316	$8,136,017	$-	$15,149,835	$11,728	$11,728

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$225,347	$247,599	$274,666	$543,668	$5,935	$5,935
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	-	-	-	-	-
Commercial Construction, Land Development, and Other Land	2,031,823	2,055,057	1,373,340	1,598,548	-	-
Other Non Owner-Occupied Commercial Real Estate	13,350,413	13,603,372	2,108,785	9,859,148	237,408	237,408
Direct Financing Leases	240,750	240,750	157,900	177,551	-	-
Residential Real Estate	568,651	568,651	169,196	463,361	-	-
Installment and Other Consumer	113,012	113,012	68,673	68,286	-	-
	$16,529,996	$16,828,441	$4,152,560	$12,710,562	$243,343	$243,343

Total Impaired Loans/Leases:
Commercial and Industrial	$1,071,050	$1,882,972	$274,666	$1,330,814	$5,935	$5,935
Commercial Real Estate
Owner-Occupied Commercial Real Estate	542,721	542,721	-	657,327	-	-
Commercial Construction, Land Development, and Other Land	3,059,023	3,082,257	1,373,340	6,040,483	5,552	5,552
Other Non Owner-Occupied Commercial Real Estate	14,849,012	15,901,971	2,108,785	16,472,382	238,302	238,302
Direct Financing Leases	1,094,724	1,094,724	157,900	952,406	-	-
Residential Real Estate	1,517,304	1,700,335	169,196	1,324,463	5,037	5,037
Installment and Other Consumer	759,478	759,478	68,673	1,082,522	245	245
	$22,893,312	$24,964,458	$4,152,560	$27,860,397	$255,071	$255,071

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases by classes of financing receivable for the three months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
Classes of Loans/Leases	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$754,844	$-	$-	$2,236,289	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	550,725	-	-	1,774,342	11,909	11,909
Commercial Construction, Land Development, and Other Land	1,323,689	1,701	1,701	286,339	-	-
Other Non Owner-Occupied Commercial Real Estate	5,798,404	-	-	1,730,764	-	-
Direct Financing Leases	680,817	-	-	668,944	-	-
Residential Real Estate	943,926	1,691	1,691	942,011	-	-
Installment and Other Consumer	1,063,519	121	121	710,560	-	-
	$11,115,924	$3,513	$3,513	$8,349,249	$11,909	$11,909

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$223,917	$1,984	$1,984	$1,534,968	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	-	-	360,894	-	-
Commercial Construction, Land Development, and Other Land	2,157,696	-	-	5,595,484	473	473
Other Non Owner-Occupied Commercial Real Estate	12,036,134	86,744	86,744	7,488,032	-	-
Direct Financing Leases	210,299	-	-	983,131	-	-
Residential Real Estate	524,031	-	-	200,625	-	-
Installment and Other Consumer	68,898	-	-	108,859	-	-
	$15,220,975	$88,728	$88,728	$16,271,993	$473	$473

Total Impaired Loans/Leases:
Commercial and Industrial	$978,761	$1,984	$1,984	$3,771,257	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	550,725	-	-	2,135,236	11,909	11,909
Commercial Construction, Land Development, and Other Land	3,481,385	1,701	1,701	5,881,823	473	473
Other Non Owner-Occupied Commercial Real Estate	17,834,538	86,744	86,744	9,218,796	-	-
Direct Financing Leases	891,116	-	-	1,652,075	-	-
Residential Real Estate	1,467,957	1,691	1,691	1,142,636	-	-
Installment and Other Consumer	1,132,417	121	121	819,419	-	-
	$26,336,899	$92,241	$92,241	$24,621,242	$12,382	$12,382

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$331,637,518	$193,587,897	$42,177,159	$311,918,867	$879,321,441
Special Mention (Rating 6)	7,920,533	4,213,076	560,086	8,660,810	21,354,505
Substandard (Rating 7)	15,445,837	1,987,151	6,454,664	25,344,040	49,231,692
Doubtful (Rating 8)	-	-	-	-	-
	$355,003,888	$199,788,124	$49,191,909	$345,923,717	$949,907,638

	As of September 30, 2012
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$100,944,144	$110,974,915	$76,078,511	$287,997,570
Nonperforming	1,094,724	1,517,304	759,478	3,371,506
	$102,038,868	$112,492,219	$76,837,989	$291,369,076
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

As of September 30, 2012 and December 31, 2011, troubled debt restructurings totaled $11,758,653 and $20,526,457, respectively.

For each class of financing receivable, the following presents the number and recorded investment of troubled debt restructurings, by type of concession, that were restructured during the three and nine months ended September 30, 2012 and 2011.  The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended September 30, 2012				For the three months ended September 30, 2011
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of maturity
Other Non Owner-Occupied Commercial Real Estate	4	$1,184,289	$1,184,289	$325,923	-	$-	$-	$-
	4	$1,184,289	$1,184,289	$325,923	-	$-	$-	$-

CONCESSION - Interest rate adjusted below market
Other Non Owner-Occupied Commercial Real Estate	2	$1,542,784	$1,289,825	$55,187	-	$-	$-	$-
	2	$1,542,784	$1,289,825	$55,187	-	$-	$-	$-

TOTAL	6	$2,727,073	$2,474,114	$381,110	-	$-	$-	$-

	For the nine months ended September 30, 2012				For the nine months ended September 30, 2011
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of maturity
Other Non Owner-Occupied Commercial Real Estate	4	$1,184,289	$1,184,289	$325,923	1	$2,851,134	$2,851,134	$-
	4	$1,184,289	$1,184,289	$325,923	1	$2,851,134	$2,851,134	$-

CONCESSION - Significant payment delay
Commercial and Industrial	-	$-	$-	$-	4	$1,175,819	$1,175,819	$-
Commercial Construction, Land Development, and Other Land	2	200,000	200,000	-	-	-	-	-
	2	$200,000	$200,000	$-	4	$1,175,819	$1,175,819	$-

CONCESSION - Interest rate adjusted below market
Commercial Construction, Land Development, and Other Land	1	$337,500	$337,500	$-	-	$-	$-	$-
Other Non Owner-Occupied Commercial Real Estate	2	1,542,784	1,289,825	55,187	-	-	-	-
Residential Real Estate	1	167,739	167,739	-	-	-	-	-
Installment and Other Consumer	1	16,043	16,043	-	-	-	-	-
	5	$2,064,066	$1,811,107	$55,187	-	$-	$-	$-

TOTAL	11	$3,448,355	$3,195,396	$381,110	5	$4,026,953	$4,026,953	$-

Of the troubled debt restructurings reported above, four with post-modification recorded investments totaling $4,337,321 were on nonaccrual as of September 30, 2012.

For the three and nine months ended September 30, 2012, none of the Company’s troubled debt restructurings has redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 4 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended September 30,			Nine months ended September 30,
	2012	2011		2012	2011

Net income	$3,184,510	$2,266,601		$9,860,738	$7,271,299
Less: Net income attributable to noncontrolling interests	127,177	103,446		494,431	308,215
Net income attributable to QCR Holdings, Inc.	$3,057,333	$2,163,155		$9,366,307	$6,963,084

Less: Preferred stock dividends and discount accretion	810,837	2,188,058	*	2,685,248	4,256,171	*
Net income attributable to QCR Holdings, Inc. common stockholders	$2,246,496	$(24,903)		$6,681,059	$2,706,913

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$0.45	$(0.01)		$1.37	$0.56
Diluted	$0.44	$(0.01)		$1.35	$0.56

Weighted average common shares outstanding	4,978,699	4,866,692		4,871,626	4,795,382
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	101,589	-	**	66,888	52,051
Weighted average common and common equivalent shares outstanding	5,080,288	4,866,692	**	4,938,514	4,847,433

* For the three and nine months ended September 30, 2011, includes approximately $1.2 million of accelerated accretion of discount on the U.S. Department of the Treasury ("Treasury") Captial Purchase Program preferred shares repurchased during the third quarter of 2011.
** In accordance with U.S. GAAP, the common equivalent shares are not considered in the calculation of diluted earnings per share as the numerator is a loss.

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

The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments which are the three subsidiary banks wholly-owned by the Company:  QCBT, CRBT, and RB&T.  Each of these secondary segments offers similar products and services, but is managed separately due to different pricing, product demand, and consumer markets.  Each offers commercial, consumer, and mortgage loans and deposit services.

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

Selected financial information on the Company’s business segments is presented as follows for the three and nine months ended September 30, 2012 and 2011.

	Commercial Banking
	Quad City Bank & Trust	Cedar Rapids Bank & Trust	Rockford Bank & Trust	Wealth Management	All Other	Intercompany Eliminations	Consolidated Total
Three Months Ended September 30, 2012
Total revenue	$11,643,674	$6,706,485	$2,897,098	$1,490,297	$4,542,612	$(3,675,459)	$23,604,707
Net interest income	$8,602,967	$4,027,693	$2,368,483	$-	$(369,625)	$-	$14,629,518
Net income attributable to QCR Holdings, Inc.	$2,586,303	$1,532,946	$(313,019)	$108,950	$3,077,515	$(3,935,362)	$3,057,333
Total assets	$1,134,296,418	$587,057,961	$299,947,837	$-	$196,448,244	$(193,804,388)	$2,023,946,072
Provision for loan/lease losses	$350,194	$300,000	$846,000	$-	$-	$-	$1,496,194
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

Three Months Ended September 30, 2011
Total revenue	$12,147,213	$7,110,970	$3,377,454	$1,311,647	$3,319,882	$(3,362,429)	$23,904,737
Net interest income	$7,944,108	$3,873,339	$2,355,471	$-	$(344,214)	$-	$13,828,704
Net income attributable to QCR Holdings, Inc.	$1,854,914	$1,375,114	$(243,710)	$257,611	$2,192,761	$(3,273,535)	$2,163,155
Total assets	$1,056,656,935	$565,822,310	$287,574,174	$-	$193,059,135	$(204,152,062)	$1,898,960,492
Provision for loan/lease losses	$1,158,965	$250,000	$1,048,000	$-	$-	$-	$2,456,965
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

Nine Months Ended September 30, 2012
Total revenue	$36,196,909	$19,829,521	$9,665,950	$4,427,051	$13,533,609	$(13,115,614)	$70,537,426
Net interest income	$25,524,594	$11,691,876	$7,259,522	$-	$(1,127,528)	$-	$43,348,464
Net income attributable to QCR Holdings, Inc.	$7,603,033	$4,214,081	$482,950	$425,356	$9,484,700	$(12,843,813)	$9,366,307
Total assets	$1,134,296,418	$587,057,961	$299,947,837	$-	$196,448,244	$(193,804,388)	$2,023,946,072
Provision for loan/lease losses	$1,138,109	$875,000	$1,312,000	$-	$-	$-	$3,325,109
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

Nine Months Ended September 30, 2011
Total revenue	$35,990,157	$21,482,485	$10,046,334	$4,238,644	$10,776,476	$(10,885,546)	$71,648,550
Net interest income	$22,772,375	$11,859,003	$6,641,533	$-	$(1,284,350)	$-	$39,988,561
Net income attributable to QCR Holdings, Inc.	$5,777,707	$3,964,627	$45,697	$741,263	$7,054,192	$(10,620,402)	$6,963,084
Total assets	$1,056,656,935	$565,822,310	$287,574,174	$-	$193,059,135	$(204,152,062)	$1,898,960,492
Provision for loan/lease losses	$2,236,850	$1,035,000	$1,925,000	$-	$-	$-	$5,196,850
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

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

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three and nine months ended September 30, 2012 or 2011.

Assets measured at fair value on a recurring basis comprise the following at September 30, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2012:
Securities available for sale:
U.S. govt. sponsored agency securities	$343,243,622	$-	$343,243,622	$-
Residential mortgage-backed and related securities	155,690,575	-	155,690,575	-
Municipal securities	90,031,631	-	90,031,631	-
Trust preferred securities	130,400	-	130,400	-
Other securities	1,605,221	235,027	1,370,194	-
	$590,701,449	$235,027	$590,466,422	$-

December 31, 2011:
Securities available for sale:
U.S. govt. sponsored agency securities	$428,955,220	$-	$428,955,220	$-
Residential mortgage-backed and related securities	108,853,749	-	108,853,749	-
Municipal securities	25,689,364	-	25,689,364	-
Trust preferred securities	80,800	-	80,800	-
Other securities	1,450,158	191,506	1,258,652	-
	$565,029,291	$191,506	$564,837,785	$-

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

Assets measured at fair value on a non-recurring basis comprise the following at September 30, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2012:
Impaired loans/leases	$13,367,633	$-	$-	$13,367,633
Other real estate owned	5,403,014	-	-	5,403,014
	$18,770,647	$-	$-	$18,770,647

December 31, 2011:
Impaired loans/leases	$18,361,757	$-	$-	$18,361,757
Other real estate owned	9,056,619	-	-	9,056,619
	$27,418,376	$-	$-	$27,418,376

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

There have been no changes in valuation techniques used for any assets measured at fair value during the three and nine months ended September 30, 2012 or 2011.

Part I
Item 1
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	As of September 30, 2012		As of December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Cash and due from banks	$40,564,561	$40,564,561	$53,136,710	$53,136,710
Federal funds sold	5,725,000	5,725,000	20,785,000	20,785,000
Interest-bearing deposits at financial institutions	49,436,938	49,436,938	26,750,602	26,750,602
Investment securities:
Held to maturity	650,000	650,000	200,000	200,000
Available for sale	590,701,449	590,701,449	565,029,291	565,029,291
Loans/leases receivable, net	1,224,875,461	1,243,192,000	1,181,956,235	1,202,817,000
Accrued interest receivable	6,640,822	6,640,822	6,510,021	6,510,021
Deposits	1,343,235,434	1,346,256,000	1,205,457,788	1,209,197,000
Short-term borrowings	140,888,698	140,888,698	213,536,450	213,536,450
Federal Home Loan Bank advances	196,350,000	216,052,000	204,750,000	223,678,000
Other borrowings	138,237,737	154,663,000	136,231,663	151,813,000
Junior subordinated debentures	36,085,000	18,753,000	36,085,000	18,444,000
Accrued interest payable	1,373,671	1,373,671	1,551,842	1,551,842

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

The following table presents the level in the fair value hierarchy for the estimated fair values of the Company’s financial instruments that are not already on the Consolidated Balance Sheet at fair value at September 30, 2012.

	Fair Value	Level 1	Level 2	Level 3

Loans/leases receivable, net *	$1,229,824,367	$-	$1,229,824,367	$-
Time deposits	361,397,000	-	361,397,000	-
Federal Home Loan Bank advances	216,052,000	-	216,052,000	-
Other borrowings	154,663,000	-	154,663,000	-
Junior subordinated debentures	18,753,000	-	18,753,000	-

*Excludes impaired loans/leases totaling $13,367,633 measured at fair value on a non-recurring basis and reported separately.

NOTE 7 – PARTIAL REDEMPTION OF SERIES F PREFERRED STOCK

On June 29, 2012, the Company redeemed 10,223 shares of Series F Preferred Stock from Treasury for an aggregate redemption amount of $10,223,000 plus unpaid dividends to the date of redemption of $124,948.  Previously, on September 15, 2011, the Company issued 40,090 shares of Series F Preferred Stock to Treasury for an aggregate purchase price of $40,090,000.  The sale of Series F Preferred Stock was the result of an investment by Treasury from the Small Business Lending Fund (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010, which was intended to encourage lending to small business by providing capital to qualified community banks with assets of less than $10 billion.

The remaining Series F Preferred Stock may be redeemed at any time at the option of the Company, subject to the approval of the Company’s primary federal banking regulator.  All redemptions must be in amounts equal to at least 25% of the number of originally issued shares, or 100% of the then-outstanding shares (if less than 25% of the originally issued shares).

NOTE 8 – ACQUISITION OF 20% NONCONTROLLING INTEREST IN M2 LEASE FUNDS

On August 27, 2012, the Company’s largest subsidiary bank, QCBT, entered into an amendment to the operating agreement of m2 Lease Funds and purchased the 20% noncontrolling interest in m2 Lease Funds.  QCBT previously owned an 80% equity interest in m2 Lease Funds.  The acquisition is structured in two payments with the initial payment of $1,653,755 made on September 11, 2012 and the final payment to be made in September 2015.  The initial payment represented a 50% premium over the book value of the 20% equity interest of $3,307,509 as of August 31, 2012, calculated in accordance with the operating agreement.  The final payment will consist of the book value of the 20% equity interest as of August 31, 2012 plus 20% of the earnings from m2 Lease Funds for the period September 2012 through August 2015.  As a result, for the portion of the final payment related to the book value of the 20% equity interest as of August 31, 2012, QCBT calculated the present value of the future payment using a discount rate of 5% and recorded the resulting liability of $2,847,687.  QCBT will accrete the discount using the effective yield method over three years.  For the portion of the final payment related to the 20% of earnings from m2 Lease Funds for the period September 2012 through August 2015, QCBT will record compensation cost and increase the liability on a monthly basis.  As a result of acquiring additional equity in a majority-owned company, the premium paid is reflected as a reduction of additional paid-in capital.  The total premium paid and resulting reduction of additional paid-in capital totaled $2,133,417 which consists of the 50% premium over the book value as defined by the operating agreement ($1,653,755) and the difference between the discounted book value and the equity in the 20% noncontrolling interest as of August 31, 2012 ($453,884).

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued
GENERAL

QCR Holdings, Inc. is the parent company of QCBT, CRBT, and RB&T.

QCBT and CRBT are Iowa-chartered commercial banks, and RB&T is an Illinois-chartered commercial bank.  All are members of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation (“FDIC”).

•
QCBT commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services, to the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois.  QCBT also provides leasing services through its now wholly-owned subsidiary, m2 Lease Funds, located in Brookfield, Wisconsin.  In August 2012, QCBT entered into an amendment to the operating agreement of m2 Lease Funds and purchased the 20% noncontrolling interest in m2 Lease Funds.  In addition, QCBT owns 100% of Quad City Investment Advisors, LLC (formerly known as CMG Investment Advisors, LLC), which is an investment management and advisory company.

•
CRBT commenced operations in 2001 and provides full-service commercial and consumer banking, and trust and asset management services, to Cedar Rapids, Iowa and adjacent communities through its main office located on First Avenue in downtown Cedar Rapids, Iowa and its branch facility located on Council Street in northern Cedar Rapids.  CRBT also provides residential real estate mortgage lending services through its 50%-owned joint venture, Cedar Rapids Mortgage Company.

•
RB&T commenced operations in January 2005 and provides full-service commercial and consumer banking, and trust and asset management services, to Rockford, Illinois and adjacent communities through its main office located in downtown Rockford and its branch facility on Guilford Road at Alpine Road in Rockford.

The Company engages in real estate holdings through its 91% equity investment in Velie Plantation Holding Company, LLC, based in Moline, Illinois.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

OVERVIEW

The Company recognized net income of $3.2 million for the quarter ended September 30, 2012, and net income attributable to QCR Holdings, Inc. of $3.1 million, which excludes the net income attributable to noncontrolling interests of $127 thousand.  After preferred stock dividends of $811 thousand, the Company reported net income attributable to common stockholders of $2.2 million, or diluted earnings per common share of $0.44.  By comparison, for the third quarter of 2011, the Company recognized net income of $2.3 million and net income attributable to QCR holdings, Inc. of $2.2 million, which excludes the net income attributable to noncontrolling interests of $103 thousand.  After preferred stock dividends and discount accretion of $2.2 million, the Company reported a net loss attributable to common stockholders of $25 thousand, or diluted loss per common share of ($0.01).  The 2011 preferred stock dividends included a one-time deemed dividend of $1.2 million as a result of the Company’s repurchase of all of the preferred shares issued to Treasury under the Troubled Asset Relief Program (“TARP”).

For the nine months ended September 30, 2012, the Company reported net income of $9.9 million, and net income attributable to QCR Holdings, Inc. of $9.4 million, which excludes the net income attributable to noncontrolling interests of $494 thousand.  After preferred stock dividends of $2.7 million, the Company reported net income attributable to common stockholders of $6.7 million, or diluted earnings per common share of $1.35.  For the same period in 2011, the Company recognized net income of $7.3 million and net income attributable to QCR Holdings, Inc. of $7.0 million, which excludes the net income attributable to noncontrolling interests of $308 thousand.  After preferred stock dividends and discount accretion of $4.3 million, the Company reported net income attributable to common stockholders of $2.7 million, or diluted earnings per common share of $0.56.

Following is a table that represents the various net income measurements for the three and nine months ended September 30, 2012 and 2011, respectively.

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net income	$3,184,510	$2,266,601	$9,860,738	$7,271,299
Less: Net income attributable to noncontrolling interests	127,177	103,446	494,431	308,215
Net income attributable to QCR Holdings, Inc.	$3,057,333	$2,163,155	$9,366,307	$6,963,084

Less: Preferred stock dividends and discount accretion	810,837	2,188,058	2,685,248	4,256,171
Net income attributable to QCR Holdings, Inc. common stockholders	$2,246,496	$(24,903)	$6,681,059	$2,706,913

Diluted earnings per common share	$0.44	$(0.01)	$1.35	$0.56

Weighted average common and common equivalent shares outstanding	5,080,288	4,866,692	4,938,514	4,847,433

Following is a table that represents the major income and expense categories.

	For the three months ended			For the nine months ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net interest income	$14,629,518	$14,515,493	$13,828,704	$43,348,464	$39,988,561
Provision for loan/lease losses	(1,496,194)	(1,048,469)	(2,456,965)	(3,325,109)	(5,196,850)
Noninterest income	4,117,182	4,067,509	4,335,307	12,141,569	13,565,812
Noninterest expense	(13,031,517)	(13,109,083)	(12,773,149)	(38,878,680)	(38,340,967)
Federal and state income tax	(1,034,479)	(1,152,071)	(667,296)	(3,425,506)	(2,745,257)
Net income	$3,184,510	$3,273,379	$2,266,601	$9,860,738	$7,271,299

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued
NET INTEREST INCOME

Net interest income, on a tax equivalent basis, increased $1.1 million, or 8%, to $15.1 million for the quarter ended September 30, 2012, from $14.0 million for the same period of 2011.  The increase in net interest income was driven primarily by reduced interest expense.  This was the result of continued reductions in the cost of deposits as well as growth in noninterest bearing deposits, which funded the earning asset growth and allowed the level of interest-bearing funding to remain relatively flat.  Interest income grew slightly as growth in loans and securities more than offset the continued decline in yields.

A comparison of yields, spread and margin from the third quarter of 2012 to the third quarter of 2011 is as follows (on a tax equivalent basis):

•	The average yield on interest-earning assets decreased 25 basis points.
•	The average cost of interest-bearing liabilities decreased 27 basis points.
•	The net interest spread improved 2 basis points from 2.82% to 2.84%.
•	The net interest margin expanded 3 basis points from 3.13% to 3.16%.

Net interest income, on a tax equivalent basis, increased $3.9 million, or 10%, to $44.3 million for the first nine months of 2012, from $40.4 million for the same period of 2011.  The growth was primarily a function of reductions in the rates paid on all interest-bearing liabilities with most of the impact from declining cost of deposits.  Additionally, interest income grew as growth in loans and securities more than offset the decline in yields.

A comparison of yields, spread and margin from the first nine months of 2012 to the same period of 2011 is as follows (on a tax equivalent basis):

•	The average yield on interest-earning assets decreased 22 basis points.
•	The average cost of interest-bearing liabilities decreased 30 basis points.
•	The net interest spread improved 8 basis points from 2.73% to 2.81%.
•	The net interest margin expanded 8 basis points from 3.06% to 3.14%.

The Company’s management closely monitors and manages net interest margin.  From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is the improvement of their net interest margins.  Management continually addresses this issue with pricing and other balance sheet management strategies.  Over the past two years, the Company’s management has emphasized improving its funding mix by reducing its reliance on wholesale funding, which tends to be at a higher cost than deposits. In addition, with loan growth continuing to be modest, the Company’s management has focused on growing and diversifying its securities portfolio.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended September 30,
	2012			2011
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$6,199	$3	0.19%	$18,996	$8	0.17%
Interest-bearing deposits at financial institutions	33,446	76	0.90%	26,124	98	1.49%
Investment securities (1)	619,650	3,930	2.52%	516,617	3,243	2.49%
Restricted investment securities	15,419	132	3.41%	15,305	126	3.27%
Gross loans/leases receivable (2) (3) (4)	1,227,326	15,804	5.12%	1,190,313	16,216	5.40%

Total interest earning assets	$1,902,040	19,945	4.17%	$1,767,355	19,691	4.42%

Noninterest-earning assets:
Cash and due from banks	$38,376			$46,947
Premises and equipment	31,401			30,446
Less allowance for estimated losses on loans/leases	(18,922)			(19,693)
Other	77,314			79,293

Total assets	$2,030,209			$1,904,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$557,216	625	0.45%	$537,887	1,006	0.74%
Time deposits	357,734	864	0.96%	363,181	1,195	1.31%
Short-term borrowings	164,775	60	0.14%	145,147	66	0.18%
Federal Home Loan Bank advances	201,328	1,810	3.58%	204,911	1,931	3.74%
Junior subordinated debentures	36,085	261	2.88%	36,085	242	2.66%
Other borrowings (4)	138,105	1,238	3.57%	140,774	1,301	3.67%

Total interest-bearing liabilities	$1,455,243	4,858	1.33%	$1,427,985	5,741	1.60%

Noninterest-bearing demand deposits	$406,597			$311,044
Other noninterest-bearing liabilities	29,147			26,315
Total liabilities	$1,890,987			$1,765,344

Stockholders' equity	139,222			139,004

Total liabilities and stockholders' equity	$2,030,209			$1,904,348

Net interest income		$15,087			$13,950

Net interest spread			2.84%			2.82%

Net interest margin			3.16%			3.13%

Ratio of average interest-earning assets to average interest-bearing liabilities	130.70%			123.77%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.
(4)	In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the three months ended September 30, 2012 and 2011, this totaled $0.0 million and $0.6 million, respectively. During the second quarter of 2011, SBA removed the recourse provision for sales which allowed for sale accounting treatment at the time of sale; thus, the decline in average balance.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the three months ended September 30, 2012

		Components of Change (1)
	Inc./(Dec.) from Prior Period	Rate	Volume
	2012 vs. 2011
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(5)	$7	$(12)
Interest-bearing deposits at financial institutions	(22)	(141)	119
Investment securities (2)	687	51	636
Restricted investment securities	6	5	1
Gross loans/leases receivable (3) (4) (5)	(412)	(2,733)	2,321

Total change in interest income	$254	$(2,811)	$3,065

INTEREST EXPENSE
Interest-bearing deposits	$(381)	$(615)	$234
Time deposits	(331)	(313)	(18)
Short-term borrowings	(6)	(46)	40
Federal Home Loan Bank advances	(121)	(85)	(36)
Junior subordinated debentures	19	19	-
Other borrowings (5)	(63)	(36)	(27)

Total change in interest expense	$(883)	$(1,076)	$193

Total change in net interest income	$1,137	$(1,735)	$2,872

(1)	The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately alloctaed to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.
(5)	In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the three months ended September 30, 2012 and 2011, this totaled $0.0 million and $0.6 million, respectively. During the second quarter of 2011, SBA removed the recourse provision for sales which allowed sale accounting treatment at the time of sale; thus, the decline in average balance.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the nine months ended September 30,
	2012			2011
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$2,066	$3	0.19%	$58,959	$98	0.22%
Interest-bearing deposits at financial institutions	51,430	288	0.75%	30,991	312	1.35%
Investment securities (1)	603,756	10,890	2.41%	489,184	9,146	2.50%
Restricted investment securities	15,327	378	3.29%	15,677	428	3.65%
Gross loans/leases receivable (2) (3) (4)	1,212,323	47,748	5.26%	1,171,331	48,466	5.53%

Total interest earning assets	1,884,903	59,307	4.20%	$1,766,142	58,450	4.42%

Noninterest-earning assets:
Cash and due from banks	$39,764			$43,077
Premises and equipment	31,533			30,696
Less allowance for estimated losses on loans/leases…	(19,005)			(19,979)
Other	76,330			72,884

Total assets	$2,013,525			$1,892,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$543,723	2,090	0.51%	$530,425	3,013	0.76%
Time deposits	352,606	2,744	1.04%	364,712	3,935	1.44%
Short-term borrowings	174,578	203	0.16%	140,312	248	0.24%
Federal Home Loan Bank advances	204,209	5,503	3.60%	213,565	6,053	3.79%
Junior subordinated debentures	36,085	787	2.91%	36,085	975	3.61%
Other borrowings (4)	136,884	3,720	3.63%	143,617	3,870	3.60%

Total interest-bearing liabilities	1,448,085	15,047	1.39%	$1,428,716	18,094	1.69%

Noninterest-bearing demand deposits	396,031			$301,829
Other noninterest-bearing liabilities	27,081			27,327
Total liabilities	1,871,196			$1,757,872

Stockholders' equity	142,329			134,948

Total liabilities and stockholders' equity	2,013,525			$1,892,820

Net interest income		$44,260			$40,356

Net interest spread			2.81%			2.73%

Net interest margin			3.14%			3.06%

Ratio of average interest-earning assets to average interest-bearing liabilities	130.17%			123.62%

(1)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.
(4)	In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the nine months ended September 30, 2012 and 2011, this totaled $0.0 million and $3.4 million, respectively. During the second quarter of 2011, SBA removed the recourse provision for sales which allowed for sale accounting treatment at the time of sale; thus, the decline in average balance.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
For the nine months ended September 30, 2012

		Components of Change (1)
	Inc./(Dec.) from Prior Period	Rate	Volume
	2012 vs. 2011
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(95)	$(11)	$(84)
Interest-bearing deposits at financial institutions	(24)	(230)	206
Investment securities (2)	1,744	(497)	2,241
Restricted investment securities	(50)	(40)	(10)
Gross loans/leases receivable (3) (4) (5)	(718)	(2,987)	2,269

Total change in interest income	$857	$(3,765)	$4,622

INTEREST EXPENSE
Interest-bearing deposits	$(923)	$(1,044)	$121
Time deposits	(1,191)	(1,064)	(127)
Short-term borrowings	(45)	(121)	76
Federal Home Loan Bank advances	(550)	(286)	(264)
Junior subordinated debentures	(188)	(188)	-
Other borrowings (5)	(150)	60	(210)

Total change in interest expense	$(3,047)	$(2,643)	$(404)

Total change in net interest income	$3,904	$(1,122)	$5,026

(1)	The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately alloctaed to rate and volume.
(2)	Interest earned and yields on nontaxable investment securities are determined on a tax equivalent basis using a 34% tax rate for each period presented.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.
(5)	In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of SBA-guaranteed portions of loans during the recourse period, as secured borrowings. As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings. For the nine months ended September 30, 2012 and 2011, this totaled $0.0 million and $3.4 million, respectively. During the second quarter of 2011, SBA removed the recourse provision for sales which allowed sale accounting treatment at the time of sale; thus, the decline in average balance.

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for estimated losses on loans/leases.  The Company’s allowance for estimated losses on loans/leases methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for estimated losses on loans/leases that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors.  Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for estimated losses on loans/leases if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance for estimated losses on loans/leases.  Although management believes the level of the allowance as of September 30, 2012 is adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued
RESULTS OF OPERATIONS

INTEREST INCOME

Interest income declined slightly comparing the third quarter of 2012 to the third quarter of 2011.  The effect of declines in loan yields effectively offset the growth in loans/leases and securities.  Specifically, over the year, the average balance for loans/leases grew $37.0 million, or 3%, while yields declined 28 basis points.  As deposit growth continues to outpace loan growth, the Company has focused on growing and diversifying its securities portfolio, including increasing its portfolio of agency-sponsored mortgage-backed securities as well as municipal securities.  Of the latter, the large majority are located in or near our existing markets with strong underwriting conducted before investment.  Over the year, the average balance for securities grew $103.0 million, or 20%, and yields improved 3 basis points.  With the continuing historical low interest rate environment, management’s execution of its strategy to diversify the securities portfolio has contributed to this yield gain.

For the first nine months of 2012, interest income grew slightly compared to the first nine months of 2011.  Growth and diversification of the securities portfolio (average balances grew $114.6 million, or 23%) more than offset the effect of declining yields (decline of 9 basis points year over year).  The impact of loan/lease growth (average balances grew $41.0 million, or 4%) fell short of the effect of declining yields (decline of 27 basis points year over year) leading to a net decline in interest income on loans/leases.

Management understands the importance of quality, well-priced loan/lease growth and has worked hard to grow assets in a prudent and sustainable manner.

INTEREST EXPENSE

Interest expense for the third quarter of 2012 declined $883 thousand, or 15%, from the third quarter of 2011, and declined $3.0 million, or 17%, comparing the first nine months of 2012 to the same period of 2011.   The Company continued to grow noninterest bearing deposits, whichhas provided management increased flexibility to decrease pricing on its interest-bearing deposits.  The Company has been successful in decreasing the cost of borrowings, which has also contributed to the decline in interest expense.  Management has placed a strong focus on reducing the reliance on wholesale funding as it tends to be higher cost than deposits.  In recent years, the majority of maturing wholesale funds have not been replaced, or, to a lesser extent, have been replaced at significantly reduced cost.  In addition, management executed on three separate strategies during 2011 and 2012 which strongly contributed to the declining borrowing costs:

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

Management continues to consider strategies to accelerate the reduction of the reliance on wholesale funding and continue the shift in mix to a funding base consisting of a higher percentage of core deposits.

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

The Company’s provision for loan/lease losses totaled $1.5 million for the third quarter of 2012, a decline of $961 thousand from the third quarter of 2011.  For the first nine months of 2012, the Company’s provision totaled $3.3 million, which was a decline of $1.9 million from the first nine months of 2011.  The declines were the result of continued improvement in loan quality as evidenced by a declining trend in the level of classified and criticized loans (see table and further discussion in the “Financial Condition” section), as well as a declining trend in nonperforming loans/leases.  The latter fell $8.1 million, or 25%, since September 30, 2011.

In comparison to the second quarter of 2012, the Company’s provision for loan/lease losses of $1.5 million for the third quarter of 2012 reflected an increase of $448 thousand.  The Company experiencedloan/lease growth during the third quarter of 2012 which warranted an increased provision.  Specifically, loans/leases grew $31.0 million, or 3%, with the majority of this growth in commercial and commercial real estate.

With the provision of $1.5 million more than offsetting net charge-offs totaling $804 thousand, the Company’s allowance for estimated losses on loans/leases to total loans/leases increased slightly to 1.56% at September 30, 2012 from 1.54% at June 30, 2012.  A more detailed discussion of the Company’s allowance for estimated losses on loans/leases can be found in the “Financial Condition” section of this report.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change

Trust department fees	$914,586	$762,133	$152,453	20.0%
Investment advisory and management fees	575,711	549,515	26,196	4.8
Deposit service fees	847,343	893,685	(46,342)	(5.2)
Gains on sales of loans, net	684,546	408,364	276,182	67.6
Securities gains	-	443,614	(443,614)	(100.0)
Gains (losses) on other real estate owned, net	(745,799)	42,262	(788,061)	(1,864.7)
Earnings on bank-owned life insurance	399,925	331,440	68,485	20.7
Credit card fees, net of processing costs	140,542	178,636	(38,094)	(21.3)
Other	1,300,328	725,658	574,670	79.2
	$4,117,182	$4,335,307	$(218,125)	(5.0	) %

	Nine Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change

Trust department fees	$2,650,552	$2,607,668	$42,884	1.6%
Investment advisory and management fees	1,776,499	1,630,976	145,523	8.9
Deposit service fees	2,626,822	2,623,018	3,804	0.1
Gains on sales of loans, net	1,965,957	1,923,185	42,772	2.2
Securities gains	104,600	1,472,528	(1,367,928)	(92.9)
Losses on other real estate owned, net	(1,324,468)	(90,492)	(1,233,976)	1,363.6
Earnings on bank-owned life insurance	1,196,987	1,032,493	164,494	15.9
Credit card fees, net of processing costs	409,730	397,132	12,598	3.2
Other	2,734,890	1,969,304	765,586	38.9
	$12,141,569	$13,565,812	$(1,424,243)	(10.5	) %

Trust department fees continue to be a significant contributor to noninterest income.  Trust department fees grew 20% from the third quarter of 2011 to the third quarter of 2012, and grew slightly by 2% for the first nine months of 2012 compared to the same period of 2011.  The majority of the trust department fees are determined based on the value of the investments within the managed trusts.  As markets have experienced volatility with the national economy’s recovery from recession, the Company’s fee income has experienced similar volatility and fluctuation.  In recent years, the Company has been successful in expanding its customer base, which has helped to offset some of the effect of volatility and drive the recent increases.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

In recent years, the Company has placed a stronger emphasis on growing its investment advisory and management services.  Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as the leverage of and collaboration among existing resources (including the aforementioned Trust Department).  Fee income for investment advisory and management services grew 5% comparing third quarter of 2012 to the same period of 2011, and grew 9% year over year.  Similar to trust department fees, these fees are largely determined based on the value of the investments managed.  Continued expansion of the customer base more than offset the impact of market volatility.

As management understands the importance of growing fee income, expanding market share in trust and investment advisory services will continue to be a primary strategic focus.

Although deposit service fees are down 5% from the third quarter of 2011 to the third quarter of 2012, deposit service fees have generally expanded over the past several years.  The Company has placed an emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits.  With this shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees.  The Company plans to continue this shift in mix and to further focus on growing deposit service fees.  Management periodically evaluates fee levels and fully understands the importance of this recurring source of fee income.

Gains on sales of loans, net, consists of sales of residential mortgages and the government guaranteed portions of small business loans.  Following is the breakdown of the gains recognized for these types of sales for the three and nine months ended September 30, 2012 and 2011.

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Gains on sales of residential mortgages	$424,255	$233,163	$987,021	$529,696
Gains on sales of government guaranteed portions of loans	260,291	175,201	978,936	1,393,489
	$684,546	$408,364	$1,965,957	$1,923,185

Growth in the sales of residential mortgages is the result of an increase in refinancing activity caused by the continued flattening of the yield curve driving mortgage rates downward and allowing opportunities for additional refinancing.  In addition, there appears to be a slow and steady recovery in the residential mortgage market with increased buying and selling activity.  Sales activity for government guaranteed portions of loans tends to fluctuate depending on the demand for small business loans that fit the criteria for the government guarantee.  Further, some of the transactions can be large and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can be large.  Lastly, a strategy for improved pricing is packaging loans together for sale.  From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing.  Despite the fluctuation, the Company will continue to focus on growing small business lending and selling the government guaranteed portion as it continues to be beneficial.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

During the third quarter of 2011, as a result of favorable market conditions, QCBT sold $8.6 million of government agency securities for a pre-tax gain totaling $444 thousand.  The related sales proceeds were reinvested into agency-sponsored residential mortgage-backed securities with higher yields and similar credit risk to the sold securities.  During the second quarter of 2011, as a result of favorable market conditions, RB&T sold $8.3 million of government agency securities for a pre-tax gain totaling $149 thousand,.  Additionally, the sales proceeds were utilized to diversify RB&T’s securities portfolio and fund loan growth.  Separately, during the first quarter of 2011, in an effort to offset the $832 thousand of fees for prepaying $15.0 million of FHLB advances, QCBT sold $37.4 million of government agency securities for a pre-tax gain totaling $880 thousand.

In 2012, the Company incurred increased write-downs of existing other real estate owned as the result of further declines in appraised values.  Of the net losses for the current quarter, the Company wrote down $527 thousand of existing other real estate owned and recognized net losses on sales of $219 thousand.  For the first nine months of 2012, the Company had write-downs of $1.2 million and net losses on sales of $165 thousand.  Management continues to proactively manage its other real estate owned portfolio in an effort to sell timely at minimal loss.

Earnings on bank-owned life insurance experienced strong growth quarter-over-quarter and year-over-year.  The Company purchased $1.6 million, or 4%, of additional bank-owned life insurance since September 30, 2011.  Additionally, a small portion of the Company’s bank-owned life insurance is variable rate whereby the returns are determined by the performance of the equity market.

Included in ‘other’ noninterest income, the Company recognized a $580 thousand pre-tax gain on the sale of a small equity interest in a company that provided data processing services to the Company’s merchant credit card acquiring business that was previously sold in 2008.  In addition, CRBT recognized $303 thousand of fee income for the execution of interest rate swaps related to three commercial loans during the first nine months of 2012 ($207 thousand in first quarter of 2012, and $96 thousand in the third quarter of 2012).  The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while CRBT receives a variable interest rate.  Management believes that these swaps help position CRBT more favorably for rising rate environments.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following table sets forth the various categories of noninterest expense for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change

Salaries and employee benefits	$8,201,323	$7,651,695	$549,628	7.2%
Occupancy and equipment expense	1,459,901	1,359,758	100,143	7.4
Professional and data processing fees	1,065,780	1,077,435	(11,655)	(1.1)
FDIC and other insurance	599,422	578,776	20,646	3.6
Loan/lease expense	273,166	839,993	(566,827)	(67.5)
Advertising and marketing	437,130	277,376	159,754	57.6
Postage and telephone	190,868	242,103	(51,235)	(21.2)
Stationery and supplies	139,592	122,582	17,010	13.9
Bank service charges	211,378	186,351	25,027	13.4
Other	452,957	437,080	15,877	3.6
	$13,031,517	$12,773,149	$258,368	2.0%

	Nine Months Ended
	September 30, 2012	September 30, 2011	$ Change	% Change

Salaries and employee benefits	$24,581,642	$22,480,731	$2,100,911	9.3%
Occupancy and equipment expense	4,177,076	4,017,506	159,570	4.0
Professional and data processing fees	3,342,847	3,338,935	3,912	0.1
FDIC and other insurance	1,756,493	2,149,093	(392,600)	(18.3)
Loan/lease expense	755,066	1,772,290	(1,017,224)	(57.4)
Advertising and marketing	1,057,246	836,459	220,787	26.4
Postage and telephone	716,050	703,803	12,247	1.7
Stationery and supplies	417,769	380,754	37,015	9.7
Bank service charges	609,599	525,007	84,592	16.1
Prepayment fees on Federal Home Loan Bank advances	-	832,099	(832,099)	(100.0)
Other-than-temporary impairment losses on securities	62,400	118,847	(56,447)	(47.5)
Other	1,402,492	1,185,443	217,049	18.3
	$38,878,680	$38,340,967	$537,713	1.4%

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Salaries and employee benefits, which is the largest component of noninterest expense, increased from prior year.  This increase is largely the result of:

•	Customary annual salary and benefits increases for the majority of the Company’s employee base in 2012.
•	Continued increases in health insurance-related employee benefits for the majority of the Company’s employee base.
•	Higher accrued incentive compensation based on improved performance for the first nine months of 2012.
•
Targeted talent additions in late 2011 and early 2012.  Specifically, the Company added four business development officers (three in the Wealth Management Division and one in the Correspondent Banking Division) in an effort to continue to grow market share.

Occupancy and equipment expense increased from the prior year with the purchases of additional technology for enhanced customer service and for improved fraud detection and prevention systems.  In addition, the largest branch of RB&T was renovated to allow for existing and future expansion.

Although the FDIC and other insurance expense increased quarter-over-quarter, FDIC and other insurance expense has generally fallen over the past two years.  FDIC insurance premiums are calculated using a variety of factors, including, but not limited to, balance sheet levels, funding mix, and regulatory compliance.  The subsidiary banks have been successful in managing these factors and driving down FDIC insurance cost.  In addition, the FDIC modified the calculation for premiums effective during the second quarter of 2011.  The modification was favorable for the Company’s subsidiary banks.

Loan/lease expense declined significantly in the first nine months of 2012.  Generally, loan/lease expense has a direct relationship with the level of nonperforming loans/leases.  Over the past several quarters, the Company has been successful in resolving several nonperforming loans that had previously incurred significant recurring costs.

The Company incurred additional expenses for advertising and marketing during 2012 in an effort to gain market share across all three markets.  The largest costs were incurred by QCBT as management sponsored two high profile community events.

Bank service charges, which include costs incurred to provide services to QCBT’s correspondent banking customer portfolio, have increased year over year.  The increase is due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio over the past year.

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

Overall, management has placed a strong emphasis on prudent cost control through improved efficiency.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INCOME TAXES

The provision for income taxes totaled $1.0 million, or an effective tax rate of 25%, for the third quarter of 2012 compared to $667 thousand, or an effective tax rate of 23%, for the same quarter in 2011.  The increase in effective tax rate is the result of the proportion of taxable to nontaxable income.  The Company’s growth in taxable income comparing the third quarter of 2012 to the third quarter of 2011 more than offsets the impact of the growth in nontaxable income (the Company grew its tax exempt municipal securities portfolio over threefold during 2012).

For the first nine months of 2012, the provision for income taxes totaled $3.4 million, or an effective tax rate of 26%, compared to $2.7 million, or an effective tax rate of 28%, for the first nine months of 2011.  The decline in the effective tax rate is primarily the result of the following:

•	The continued application of tax credits that were acquired in the third quarter of 2011.
•
The increase in tax-exempt municipal securities during the first nine months of 2012, which, in turn, resulted in an increase in nontaxable income.  Specifically, the Company grew its municipal securities portfolio from $25.7 million at December 31, 2011 to $90.0 million at September 30, 2012.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	September 30, 2012		December 31, 2011		September 30, 2011
	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$95,727	5%	$100,673	5%	$75,887	4%
Securities	591,351	29%	565,229	29%	525,912	28%
Net loans/leases	1,224,875	61%	1,181,956	60%	1,178,003	62%
Other assets	111,993	6%	118,752	6%	119,158	6%
Total assets	$2,023,946	100%	$1,966,610	100%	$1,898,960	100%

Total deposits	$1,343,235	66%	$1,205,458	61%	$1,207,469	64%
Total borrowings	511,561	25%	590,603	30%	524,551	28%
Other liabilities	30,029	2%	26,116	1%	23,771	1%
Total stockholders' equity	139,121	7%	144,433	8%	143,169	7%
Total liabilities and stockholders' equity	$2,023,946	100%	$1,966,610	100%	$1,898,960	100%

During the first nine months of 2012, the Company’s total assets increased $57.3 million, or 3%, to a total of $2.02 billion.   The Company experienced loan/lease growth over the year totaling $42.9 million, or 4%, with most of this growth in the third quarter ($31.0 million, or 3%).  Additionally, the Company continued to grow its securities portfolio with an increase of $26.1 million, or 5%, during the first nine months of 2012.  The asset growth during the first nine months of 2012 was funded by strong and continued growth of the Company’s deposit portfolio (as balances grew $137.8 million, or 11%) partially offset by reductions in federal funds purchased and FHLB advances.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return.  With the strong growth in deposits more than offsetting the pace of loan growth over the past two years, the Company has grown and diversified its securities portfolio, including increasing the portfolio of agency-sponsored mortgage-backed securities as well as more than tripling the portfolio of municipal securities.  Of the latter, the large majority are located in or near the Company’s existing markets and require a thorough underwriting process before investment.  As the portfolio has grown over recent years, management has elevated its focus on maximizing return while minimizing credit and interest rate risk.

Following is a breakdown of the Company’s securities portfolio by type, the percentage of unrealized gains to amortized cost on the total portfolio, and the portfolio duration:

	As of
	September 30, 2012		December 31, 2011		September 30, 2011
	Amount	%	Amount	%	Amount	%
			(dollars in thousands)
U.S. govt. sponsored agency securities	$343,244	59%	$428,955	76%	$414,784	79%
Residential mortgage-backed and related securities	155,691	26%	108,854	19%	83,452	16%
Municipal securities	90,032	15%	25,689	5%	25,991	5%
Other securities, including held-to-maturity	2,384	0%	1,731	0%	1,685	0%
	$591,351	100%	$565,229	100%	$525,912	100%

Net Unrealized Gains as a % of Amortized Cost	1.7%		1.4%		1.3%
Duration (in years)	2.7		1.8		1.6

The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

See Note 2 for additional information regarding the Company’s investment securities.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Total loans/leases grew $31.0 million, or 3%, in the third quarter of 2012, and grew $42.9 million, or 4%, during the first nine months of 2012.  This marked the sixth consecutive quarter of net loan/lease growth.  The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	September 30, 2012		December 31, 2011		September 30, 2011
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Commercial and industrial loans	$355,004	29%	$350,794	29%	$363,998	30%
Commercial real estate loans	594,904	48%	577,804	48%	568,487	48%
Direct financing leases	102,039	8%	93,212	8%	88,893	7%
Residential real estate loans	112,492	9%	98,107	8%	94,073	8%
Installment and other consumer loans	76,838	6%	78,223	7%	79,893	7%

Total loans/leases	$1,241,277	100%	$1,198,140	100%	$1,195,344	100%

Plus deferred loan/lease origination costs, net of fees	3,015		2,605		2,238
Less allowance for estimated losses on loans/leases	(19,417)		(18,789)		(19,579)

Net loans/leases	$1,224,875		$1,181,956		$1,178,003

Regarding the Company’s levels of qualified small business lending as defined by Treasury as part of the Company’s participation in SBLF, see the discussion later in this section of the Management’s Discussion and Analysis.

As commercial real estate loans are the largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s commercial real estate loan portfolio.  Management tracks the level of owner-occupied commercial real estate loans versus non owner-occupied loans.  Owner-occupied loans are generally considered to have less risk.  As of September 30, 2012 and December 31, 2011, approximately 34% and 29%, respectively, of the commercial real estate loan portfolio was owner-occupied.  The Company’s commercial real estate portfolio grew $17.1 million, or 3%, over the first nine months of 2012.  Further, there was a favorable shift in mix as owner-occupied loans grew $32.0 million, or 19%, while non owner-occupied loans (including commercial construction and land development) declined $14.9 million, or 4%.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant industries within the Company’s commercial real estate loan portfolio as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012		As of December 31, 2011
	Amount	%	Amount	%
	(dollars in thousands)

Lessors of Nonresidential Buildings	$182,190	31%	$179,511	31%
Lessors of Residential Buildings	49,599	8%	50,029	9%
Land Subdivision	28,553	5%	33,252	6%
Hotels	27,300	5%	19,061	3%
New Car Dealers	26,378	4%	25,223	4%
Lessors of Other Real Estate Property	14,638	2%	15,830	3%
Other *	266,246	45%	254,898	44%

Total Commercial Real Estate Loans	$594,904	100%	$577,804	100%

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

Changes in the allowance for estimated losses on loans/leases for the three and nine months ended September 30, 2012 and 2011 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(dollars in thousands)

Balance, beginning	$18,725	$19,803	$18,789	$20,365
Provisions charged to expense	1,496	2,457	3,325	5,197
Loans/leases charged off	(1,150)	(3,104)	(3,709)	(6,676)
Recoveries on loans/leases previously charged off	346	423	1,012	693
Balance, ending	$19,417	$19,579	$19,417	$19,579

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The allowance for estimated losses on loans/leases was $19.4 million at September 30, 2012 compared to $18.8 million at December 31, 2011 and $19.6 million at September 30, 2011.  The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase/decrease in loans/leases and a detailed analysis of the loan/lease portfolio.  The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated worse than “fair quality” and carrying aggregate exposure in excess of $100 thousand.  The adequacy of the allowance for estimated losses on loans/leases is monitored by the loan review staff and reported to management and the board of directors.

The Company continued to strengthen its core loan portfolio as the levels of criticized and classified loans declined further in the third quarter of 2012, as reported in the following table.

	As of
Internally Assigned Risk Rating *	September 30, 2012	December 31, 2011	September 30, 2011
		(dollars in thousands)

Special Mention (Rating 6)	$21,355	$26,034	$31,969
Substandard (Rating 7)	49,232	62,712	73,429
Doubtful (Rating 8)	-	-	-
	$70,587	$88,746	$105,398

Criticized Loans **	$70,587	$88,746	$105,398
Classified Loans ***	$49,232	$62,712	$73,429

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

The declining trend in criticized and classified loans over the past several years translated to a reduction in nonperforming loans/leases and that trend continued during the third quarter of 2012 as nonperforming loans/leases fell $3.4 million, or 12%.  Furthermore, nonperforming loans/leases have declined $23.4 million, or 50%, from their peak at September 30, 2010.  As a direct result, the level of allowance has declined.  Notably, the decline in nonperforming loans/leases has outpaced the decline in allowance for estimated losses on loans/leases and strengthened the Company’s ratio of allowance to nonperforming loans/leases.  The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of nonperforming loans/leases as of September 30, 2012, December 31, 2011, and December 31, 2010.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	As of
	September 30, 2012	December 31, 2011	December 31, 2010
Allowance / Gross Loans/Leases	1.56%	1.56%	1.74%
Allowance / Nonperforming Loans/Leases *	81.10%	58.70%	49.49%

*Nonperforming loan/leases consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing troubled debt restructurings.

Although management believes that the allowance for estimated losses on loans/leases at September 30, 2012 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future.  Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision.  Asset quality is a priority for the Company and its subsidiaries.  The ability to grow profitably is in part dependent upon the ability to maintain that quality.  The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 3 for additional information regarding the Company’s allowance for estimated losses on loans/leases.

The table below presents the amounts of nonperforming assets.

	As of September 30, 2012	As of December 31, 2011	As of September 30, 2011	As of December 31, 2010
	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$17,731	$18,995	$29,006	$37,427
Accruing loans/leases past due 90 days or more	203	1,111	333	320
Troubled debt restructures - accruing	6,009	11,904	2,675	3,405
Other real estate owned	5,003	8,386	8,288	8,535
Other repossessed assets	116	109	160	366
	$29,062	$40,505	$40,462	$50,053

Nonperforming loans/leases to total loans/leases	1.92%	2.67%	2.67%	3.51%
Nonperforming assets to total loans/leases plus reposessed property	2.33%	3.35%	3.35%	4.24%
Nonperforming assets to total assets	1.44%	2.06%	2.13%	2.73%
Texas ratio (3)	18.66%	25.58%	25.58%	33.57%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes troubled debt restructurings of $5.7 million at September 30, 2012, $8.6 million at December 31, 2011, $8.6 million at September 30, 2011, and $12.6 million at December 31, 2010.
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

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Nonperforming assets at September 30, 2012 were $29.1 million which is a decline of $11.4 million, or 28%, from December 31, 2011.  Further, nonperforming assets have declined $30.3 million, or 51%, from their peak position of $59.4 million at September 30, 2010.  Most of the decline from December 31, 2011 was the result of improved performance on nonperforming loans ($4.4 million) and sales of other real estate owned ($2.1 million), with the remainder due to charge-offs ($3.7 million) and write-downs of other real estate owned ($1.2 million).

Deposits grew $137.8 million, or 11%, during the first nine months of 2012.  The table below presents the composition of the Company’s deposit portfolio.

	As of
	September 30, 2012		December 31, 2011		September 30, 2011
	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$417,284	31%	$357,184	30%	$326,710	27%
Interest bearing demand deposits	567,578	42%	510,788	42%	528,552	44%
Time deposits	308,083	23%	292,575	24%	304,674	25%
Brokered time deposits	50,290	4%	44,911	4%	47,533	4%
	$1,343,235	100%	$1,205,458	100%	$1,207,469	100%

The Company has been successful in growing its noninterest bearing deposit portfolio over the past few years and this continued into the first nine months of 2012 with an increase of $60.1 million, or 17%. Most of this growth continues to be derived from QCBT’s correspondent banking business.  The continued strength of the noninterest bearing deposit portfolio has provided flexibility to manage down deposit pricing and reduce reliance on higher cost wholesale funds which has helped drive down the Company’s interest expense.

The subsidiary banks offer short-term repurchase agreements to some of their significant customers.  Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank or from their correspondent banks.  The table below presents the composition of the Company’s short-term borrowings.

	As of
	September 30, 2012	December 31, 2011	September 30, 2011
	(dollars in thousands)

Overnight repurchase agreements with customers	$114,248	$110,236	$101,886
Federal funds purchased	26,640	103,300	41,700
	$140,888	$213,536	$143,586

The Company’s federal funds purchased position was temporarily elevated at December 31, 2011, as a result of short-term fluctuations in noninterest bearing correspondent deposit balances for several customers over the end of the year.

As a result of their memberships in either the FHLB of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs.  FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.  FHLB advances declined $8.4 million, or 4%, during the first nine months of 2012.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Other borrowings consist largely of structured wholesale repurchase agreements which are utilized as an alternative funding source to FHLB advances and customer deposits.  The table below presents the composition of the Company’s other borrowings.

	As of
	September 30, 2012	December 31, 2011	September 30, 2011
	(dollars in thousands)

Wholesale repurchase agreements	$130,000	$130,000	$135,000
364-day revolving note	5,600	3,600	2,500
Series A subordinated notes	2,638	2,632	2,630
	$138,238	$136,232	$140,130

The increase in borrowing on the 364-day revolving note of $2.0 million was the result of funding needed to execute on the partial redemption of the Series F Preferred Stock previously issued to Treasury under the SBLF program.  For a detailed discussion of this partial redemption, see below.

It is management’s intention to continue to reduce the reliance on wholesale funding, including FHLB advances, wholesale structured repurchase agreements, and brokered time deposits.  Replacement of this funding with core deposits helps to reduce interest expense as the wholesale funding tends to be higher funding cost.  The table below presents the maturity schedule including weighted average cost for the Company’s combined wholesale funding portfolio.

	September 30, 2012		December 31, 2011
Maturity:	Amount Due	Weighted Average Interest Rate at Quarter-End	Amount Due	Weighted Average Interest Rate at Year-End
	(dollar amounts in thousands)
Year ending December 31:

2012	$8,000	1.80%	$34,601	2.93%
2013	25,508	1.73	18,000	2.24
2014	39,170	2.88	39,170	2.87
2015	66,000	2.59	67,000	2.97
2016	85,962	3.72	82,890	3.81
2017	46,000	3.70	42,000	3.91
Thereafter	106,000	3.66	96,000	3.75
Total Wholesale Funding	$376,640	3.24	$379,661	3.41

Importantly, a large portion of the above FHLB advances and wholesale structured repurchase agreements have putable options which allow the lender (FHLB or counterparty), at its discretion, to terminate the borrowing and require the subsidiary banks to repay at predetermined dates prior to the stated maturity.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the composition of the Company’s stockholders’ equity, including the common and preferred equity components.

	As of
	September 30, 2012		December 31, 2011		September 30, 2011
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Common stock	$4,984		$4,879		$4,868
Additional paid in capital - common	25,234		26,381		25,098
Retained earnings	51,078		44,586		43,072
Accumulated other comprehensive income	6,122		4,755		4,173
Noncontrolling interests	146		2,052		1,924
Less: Treasury stock	(1,606)		(1,606)		(1,606)
Total common stockholders' equity	85,958	62%	81,047	56%	77,529	54%

Preferred stock	55		65		65
Additional paid in capital - preferred	53,108		63,321		65,575
Total preferred stockholders' equity	53,163	38%	63,386	44%	65,640	46%

Total stockholders' equity	$139,121	100%	$144,433	100%	$143,169	100%

Tangible common equity* / total tangible assets	4.09%		3.85%		3.82%

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

Stockholders’ equity declined $5.3 million, or 4%, during the first nine months of 2012 as a result of the partial redemption of Series F Preferred Stock.  On June 29, 2012, the Company redeemed $10.2 million of the $40.1 million of outstanding Series F Preferred Stock.  The Company originally issued this preferred capital to Treasury in September of 2011.  Net income of $9.4 million grew retained earnings; however, this was partially offset by declaration of preferred stock dividends totaling $2.7 million ($1.3 million for Series E Preferred Stock, and $1.4 million for Series F Preferred Stock).  As part of the purchase of the 20% noncontrolling interest in m2 Lease Funds, the equity in noncontrolling interest decreased $1.9 million.  In addition, as further discussed in Note 8, the Company’s additional paid-in capital declined $2.1 million for the premium paid on the purchase of the 20% noncontrolling interest in m2 Lease Funds.  Lastly, the available for sale portion of the securities portfolio experienced an increase in fair value for the first nine months of 2012 totaling $1.4 million as a result of declines in certain market interest rates.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table presents the details of the preferred stock issued and outstanding as of September 30, 2012.

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

Regarding the Series F Preferred Stock, non-cumulative dividends are payable quarterly, and the dividend rate is based on changes in the level of “Qualified Small Business Lending” or “QSBL” by the Company’s wholly owned bank subsidiaries, QCBT, CRBT and RB&T.  Based upon the change in the banks’ level of QSBL over the baseline level (defined below), the dividend rate remained at 5% through the third quarter of 2012.  With the partial redemption, assuming a 5% dividend rate, the Company’s preferred dividends will be reduced by $511 thousand annually.

As of September 30, 2012, the Company reported its QSBL in accordance with SBLF guidelines and calculated a net decline from the baseline of $68.8 million, or 15%.  SBLF defines the baseline as the average of the Company’s QSBL for the last two quarters of 2009 and the first two quarters of 2010.  As a result of the decline, the dividend rate on the Series F Preferred Stock remains at 5%.  Although the Company continues to experience a net decline in QSBL since the baseline, it continues to support small businesses in its communities.  One example of this support is through its significant participation in the SBA and USDA lending programs.  Notably, for 2011, all three of the subsidiary banks were ranked in the top 10 in their respective states for SBA lending volume.  CRBT was ranked first in the state of Iowa for both SBA and USDA lending volume.  The government guaranteed portions of these loans (typically 70% to 85% of the total principal balance) do not qualify as QSBL, as defined by SBLF guidelines.  Through continued participation in these programs and the efforts of the Company’s experienced small business bankers, the Company is well positioned to continue to support the lending needs of small businesses in the communities it serves.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs.  The Company monitors liquidity risk through contingency planning stress testing on a regular basis.  The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable.  One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $95.7 million at September 30, 2012, an increase over $83.7 million at June 30, 2012, and down slightly from $100.7 million at December 31, 2012.  These levels are approximately 5% of total assets.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company has a variety of sources of short-term liquidity available, including federal funds purchased from correspondent banks, FHLB advances, structured wholesale repurchase agreements, brokered certificates of deposit, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales.  The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on the regular monthly payments on its residential mortgage-backed securities portfolio. At September 30, 2012, the subsidiary banks had 31 lines of credit totaling $301.9 million, of which $52.9 million was secured and $249.0 million was unsecured.  At September 30, 2012, the full $301.9 million was available.  Additionally, the Company has a single $20.0 million secured revolving line of credit with a maturity date of April 1, 2013.  As of September 30 2012, the Company had $14.4 million available as the line of credit carried an outstanding balance of $5.6 million.

Throughout its history, the Company has secured additional capital through various resources, including the issuance of preferred stock (discussed above) and the issuance of trust preferred securities.  Trust preferred securities are reported on the Company’s balance sheet as liabilities, but do qualify for treatment as regulatory capital.

The following table presents the details of the trust preferred securities issued and outstanding as of September 30, 2012.

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 9/30/12	Interest Rate as of 12/31/11

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR	3.31%	3.22%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.31%	3.22%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.25%	2.20%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR	2.00%	1.95%
		$36,085,000	Weighted Average Rate	2.78%	2.71%

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks’ financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of September 30, 2012 and December 31, 2011, that the Company and the subsidiary banks met all capital adequacy requirements to which they were subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.  The Company and the subsidiary banks’ actual capital amounts and ratios as of September 30, 2012 and December 31, 2011 are also presented in the following table (dollars in thousands).  As of September 30, 2012 and December 31, 2011, the subsidiary banks met the requirements to be “well capitalized”.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of September 30, 2012:
Company:
Total risk-based capital	$185,396	12.98%	$114,294	≥	8.0%	N/A		N/A
Tier 1 risk-based capital	164,598	11.52%	57,147	≥	4.0	N/A		N/A
Leverage ratio	164,598	8.12%	81,078	≥	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$98,164	12.51%	$62,795	≥	8.0%	$78,493	≥	10.00%
Tier 1 risk-based capital	90,009	11.47%	31,397	≥	4.0	47,096	≥	6.00%
Leverage ratio	90,009	7.76%	46,409	≥	4.0	58,011	≥	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$53,832	13.17%	$32,694	≥	8.0%	$49,042	≥	10.00%
Tier 1 risk-based capital	48,700	11.92%	16,347	≥	4.0	24,521	≥	6.00%
Leverage ratio	48,700	8.43%	23,103	≥	4.0	28,879	≥	5.00%
Rockford Bank & Trust:
Total risk-based capital	$36,428	15.67%	$18,593	≥	8.0%	$23,241	≥	10.00%
Tier 1 risk-based capital	33,506	14.42%	9,296	≥	4.0	13,945	≥	6.00%
Leverage ratio	33,506	11.19%	11,972	≥	4.0	14,965	≥	5.00%

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

The federal bank regulatory agencies recently issued joint proposed rules that would implement an international capital accord called “Basel III,” developed by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors.  The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets for the purposes of calculating certain capital ratios.  The proposed changes, if implemented, would be phased in from 2013 through 2019.  The comment period with respect to the proposed rules expired on October 22, 2012.  Various banking associations and industry groups provided comments on the proposed rules to the regulators, and it is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules.  Management continues to assess the effect of the proposed rules on the Company and the subsidiary banks’ capital positions and will monitor developments regarding the proposed rules.

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

One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes.  This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet.  This sensitivity analysis demonstrates net interest income exposure annually over a five-year horizon, assuming no balance sheet growth and various interest rate scenarios including no change in rates; 200, 300, 400, and 500 basis point upward shifts; and a 100 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date.  The model assumes parallel and pro rata shifts in interest rates over a twelve-month period for the 200 basis point upward shift and 100 basis point downward shift.  For the 300 basis point upward shift, the model assumes an instantaneous and parallel upward shift in rates.  For the 400 basis point upward shift, the model assumes a parallel and pro rata shift in interest rates over a twenty-four month period.  For the 500 basis point upward shift, the model assumes a flattening and pro rata shift in interest rates over a twelve-month period where the short-end of the yield curve shifts upward greater than the long-end of the yield curve.  The asset/liability management committee of the board of directors has established policy limits of a 10% decline in net interest income for the 200 and the newly added 300 basis point upward shifts and the 100 basis point downward shift.

Part I
Item 3

QUANTITATIVE AND QUALITATVE DISCUSSION ABOUT MARKET RISK

Application of the simulation model analysis at the most recent quarter-end available is presented in the following table.  Please note the simulation model analysis as of September 30, 2012 is not yet available.

	NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	As of June 30, 2012	As of December 31, 2011	As of December 31, 2010

100 basis point downward shift	-1.3%	-1.5%	-1.9%
200 basis point upward shift	-2.9%	-3.1%	-3.0%
300 basis point upward shock	-6.8%	-4.2%	-1.6%

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

Part I
Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2012.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

Item 2              Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3              Defaults Upon Senior Securities

None

Item 4              Mine Safety Disclosures

Not applicable

Item 5              Other Information

None

Part II
QCR HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION - continued

Item 6	Exhibits

10.1	Amendment No. 1 to Second Amended and Restated Operating Agreement of m2 Lease Funds, LLC between Quad City Bank & Trust Company and John Engelbrecht dated August 27, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and September 30, 2011; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine  months ended September 30, 2012 and September 30, 2011; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011; and (vi) Notes to Consolidated Financial Statements.

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

QCR HOLDINGS, INC.
(Registrant)

Date November 6, 2012	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President Chief Executive Officer

Date November 6, 2012	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President Chief Operating Officer Chief Financial Officer