Form 10-K
period 2012-12-31
QCR HOLDINGS INC
filed 2013-03-11
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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
Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [   ]No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes [   ]No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes [ X ]     No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
                                                                                                Yes [   ]                                No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on The NASDAQ Global Market on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $53,041,956.

As of February 28, 2013, the Registrant had outstanding 4,932,356 shares of common stock, $1.00 par value per share.

Documents incorporated by reference:
Part III of Form 10-K - Proxy statement for annual meeting of stockholders to be held in May 2013.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page Number(s)
Part I
	Item 1.	Business	4-13
	Item 1A.	Risk Factors	13-23
	Item 1B.	Unresolved Staff Comments	24
	Item 2.	Properties	24
	Item 3.	Legal Proceedings	24
	Item 4.	Mine Safety Disclosures	24

Part II
	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25-26

	Item 6.	Selected Financial Data	27
	Item 7.	Management's Discussion and Analysis of Financial Condition and	28-57
		Results of Operations
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	57-58
	Item 8.	Financial Statements	59-121
	Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	122

	Item 9A.	Controls and Procedures	122-124
	Item 9B.	Other Information	125

Part III
	Item 10.	Directors, Executive Officers and Corporate Governance	125
	Item 11.	Executive Compensation	125
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	125

	Item 13.	Certain Relationships and Related Transactions, and Director Independence	125
	Item 14.	Principal Accountant Fees and Services	125

Part IV
	Item 15.	Exhibits	125-129

Signatures			130-131

Part I

Item 1.                      Business

General.  QCR Holdings, Inc. (the “Company”) is a multi-bank holding company headquartered in Moline, Illinois, that was formed in February 1993 under the laws of the state of Delaware.  The Company serves the Quad Cities, Cedar Rapids, and Rockford communities through the following three wholly-owned banking subsidiaries, which provide full-service commercial and consumer banking and trust and asset management services:

•	Quad City Bank and Trust Company (“QCBT”), which is based in Bettendorf, Iowa, and commenced operations in 1994;
•	Cedar Rapids Bank and Trust Company (“CRBT”), which is based in Cedar Rapids, Iowa, and commenced operations in 2001; and
•	Rockford Bank and Trust Company (“RB&T”), which is based in Rockford, Illinois, and commenced operations in 2005.

The Company also engages in direct financing lease contracts through m2 Lease Funds, LLC (“m2”), a wholly-owned subsidiary of QCBT based in Brookfield, Wisconsin.  QCBT previously owned 80% of m2.  In August 2012, QCBT entered into an amendment to the operating agreement of m2 and purchased the remaining 20% noncontrolling interest.  See Note 21 to the consolidated financial statements for further discussion of the acquisition.

Velie Plantation Holding Company (“VPHC”), previously owned 91% by the Company, was engaged in holding the real estate property known as the Velie Plantation in Moline, Illinois, which is the location for the Company’s headquarters.  In October 2012, the Company acquired the remaining 9% noncontrolling interest, and effective December 31, 2012, VPHC was dissolved and liquidated.

Quad City Bancard, Inc. (“Bancard”), previously a wholly-owned subsidiary of the Company, conducted the Company’s credit card issuing and merchant credit cards acquiring operations.  During 2008, Bancard sold its merchant credit card acquiring business.  The resulting gain on sale, net of taxes and related expenses, was approximately $3.0 million.  The comparative financial results associated with the merchant credit card acquiring business have been reflected as discontinued operations throughout the annual report.  Effective December 31, 2009, Bancard was dissolved and liquidated.  The credit card issuing operation was merged in as a department of QCBT.  In January 2013, QCBT sold its credit card portfolio and the related credit card issuing operations to a third party.  In connection with the transaction, the Company expects a pre-tax gain, net of transaction-related costs, of approximately $875 thousand to be realized in the first quarter of 2013.

In February 2013, the Company entered into a definitive agreement to acquire Community National Bancorporation (“Community National”).  The transaction is expected to close in the second quarter of 2013.  Based on the closing price of the Company’s common stock on February 13, 2013, the implied valuation of the acquisition is approximately $20.1 million.  See Note 23 to the consolidated financial statements for further discussion of the acquisition.

On December 31, 2008, the Company sold its Milwaukee, Wisconsin subsidiary, First Wisconsin Bank and Trust Company (“FWBT”), for $13.7 million which resulted in a pre-tax gain on sale of approximately $495 thousand. The comparative financial results associated with FWBT have been reflected as discontinued operations throughout the annual report.

Subsidiary Banks.  QCBT was capitalized on October 13, 1993, and commenced operations on January 7, 1994.  QCBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law.  QCBT provides full service commercial and consumer banking and trust and asset management services in the Quad Cities and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and in Moline, Illinois.  QCBT, on a consolidated basis with m2, had total segment assets of $1.18 billion and $1.11 billion as of December 31, 2012 and 2011, respectively.

CRBT is an Iowa-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law.  The Company commenced operations in Cedar Rapids in June 2001, operating a branch of QCBT.  The Cedar Rapids branch operation then began functioning under the CRBT charter in September 2001.  CRBT provides full-service commercial and consumer banking and trust and asset management services to Cedar Rapids, Iowa and adjacent communities through its two facilities.  The headquarters for CRBT is located in downtown Cedar Rapids, and its branch location is located in northern Cedar Rapids.  CRBT had total segment assets of $625.7 million and $560.1 million as of December 31, 2012 and 2011, respectively.

RB&T is an Illinois-chartered commercial bank that is a member of the Federal Reserve System with depository accounts insured by the FDIC to the maximum amount permitted by law.  The Company commenced operations in Rockford, Illinois in September 2004, operating a branch of QCBT, and that operation began functioning under the RB&T charter in January 2005.  RB&T provides full-service commercial and consumer banking and trust and asset management services to Rockford and adjacent communities through its original office located in downtown Rockford and its branch facility located on Guilford Road at Alpine Road in Rockford.  RB&T had total segment assets of $313.8 million and $294.4 million as of December 31, 2012 and 2011, respectively.

See Note 20 to the consolidated financial statements for additional business segment information.

Other Operating Subsidiaries.  m2, which is based in Brookfield, Wisconsin, is engaged in the business of leasing machinery and equipment to commercial and industrial businesses under direct financing lease contracts.  On August 26, 2005, QCBT acquired 80% of the membership units of m2.  John Engelbrecht, the President and Chief Executive Officer of m2, retained 20% of the membership units.  On August 31, 2012, QCBT acquired the 20% noncontrolling interest previously owned by John Engelbrecht.

VPHC was engaged in holding the real estate property known as the Velie Plantation Mansion in Moline, Illinois.  Beginning in 1998, the Company held a 20% equity investment in VPHC.  The Company acquired additional membership units in 2006 (37%), in 2009 (16%), and in 2010 (18%), bringing its total equity investment to 91%.  During the fourth quarter of 2012, the Company acquired the remaining 9% noncontrolling interest and, effective as of December 31, 2012, VPHC was dissolved and liquidated.

On January 1, 2008, QCBT acquired 100% of the membership units of CMG Investment Advisors, LLC, which is an investment management and advisory company.  During 2010, the operating subsidiary was renamed Quad City Investment Advisors, LLC.

Trust Preferred Subsidiaries.  Following is a listing of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities, including pertinent information as of December 31, 2012 and 2011:

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 12/31/12	Interest Rate as of 12/31/11

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR *	3.21%	3.22%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.21%	3.22%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.14%	2.20%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR **	1.89%	1.95%
		$36,085,000	Weighted Average Rate	2.68%	2.71%

*Rate was fixed at 6.93% until March 31, 2011 when it became variable based on 3-month LIBOR plus 2.85%, reset quarterly.
**Rate was fixed at 6.62% until April 7, 2011 when it became variable based on 3-month LIBOR plus 1.55%, reset quarterly.

Securities issued by Trust II, Trust III, Trust IV, and Trust V mature thirty years from the date of issuance, but are all currently callable at par at anytime.

Other Ownership Interests.  The Company invests limited amounts of its capital in stocks of financial institutions and mutual funds.  In addition to its wholly-owned subsidiaries, the Company owns a 20% equity position in Nobel Real Estate Investors, LLC.  In June 2005, CRBT entered into a joint venture as a 50% owner of Cedar Rapids Mortgage Company, LLC.

The Company previously owned a 2.25% equity investment in Trisource Solutions, LLC (“Trisource”).  On July 2, 2010, the Company exercised a put option and sold its equity investment back to the majority owner of Trisource for $750 thousand received in monthly installments of $10 thousand through July 2012, and a final balloon payment of $584 thousand received in August 2012.  The gain (materially all of the sales proceeds) was recognized on a cash basis.

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

The Company and its subsidiaries collectively employed 356 and 355 full-time equivalents (“FTEs”) at December 31, 2012 and 2011, respectively.

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) is the primary federal regulator of the Company and its subsidiaries.  In addition, QCBT and CRBT are regulated by the Iowa Superintendent of Banking (“Iowa Superintendent”) and RB&T is regulated by the State of Illinois Department of Financial and Professional Regulation (“DFPR”).  The FDIC, as administrator of the Deposit Insurance Fund, has regulatory authority over the subsidiary banks.

Lending/Leasing.  The Company and its subsidiaries provide a broad range of commercial and retail lending and investment services to corporations, partnerships, individuals, and government agencies.  The subsidiary banks actively market their services to qualified lending and deposit clients.  Officers actively solicit the business of new clients entering their market areas as well as long-standing members of the local business community.  The Company has an established lending/leasing policy which includes a number of underwriting factors to be considered in making a loan/lease, including, but not limited to, location, loan-to-value ratio, cash flow, collateral and the credit history of the borrower.

In accordance with Iowa regulation, the legal lending limit to one borrower for QCBT and CRBT, calculated as 15% of aggregate capital, was $14.9 million and $8.4 million, respectively, as of December 31, 2012.  In accordance with Illinois regulation, the legal lending limit to one borrower for RB&T, calculated as 25% of aggregate capital, totaled $9.4 million as of December 31, 2012.

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

The in-house lending limit is the maximum amount of credit each subsidiary bank will extend to a single borrowing entity or group of related entities.  Under the in-house limit, total credit exposure to a single borrowing entity or group of related entities will not exceed the following, subject to certain exceptions:

Quad City Bank & Trust:	$7.5 million
Cedar Rapids Bank & Trust:	$6.5 million
Rockford Bank & Trust:	$3.7 million

On a consolidated basis, the in-house lending limit is $10.0 million, which is the maximum amount of credit that all affiliated banks, when combined, will extend to a single borrowing entity or group of related entities, subject to certain exceptions.

In addition, m2’s in-house lending limit is $1.0 million to a single leasing entity or group of related entities.

As part of the loan monitoring activity at the three subsidiary banks, credit administration personnel interact closely with senior bank management.  For example, the internal loan committee of each subsidiary bank meets weekly.  The Company has a separate in-house loan review function to analyze credits of the subsidiary banks.    To complement the in-house loan review, an independent third-party performs external loan reviews.  Management has attempted to identify problem loans at an early stage and to aggressively seek a resolution of those situations.

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

Specifically, each subsidiary bank’s total loans as a percentage of average assets may not exceed 85%.  In addition, following are established policy limits and the actual allocations for the three subsidiary banks as of December 31, 2012 for the loan portfolio on a per loan type basis, reflected as a percentage of the subsidiary bank’s average gross loans:

		As of December 31, 2012
Type of Loan *	Maximum Percentage per Loan Policy **	QCBT	CRBT	RB&T

One-to-four family residential	30%	15%	11%	19%
Multi-family	15%	4%	8%	5%
Farmland	5%	0%	0%	1%
Non-farm, nonresidential	50%	28%	40%	45%
Construction and land development	20%	5%	5%	3%
Commercial and industrial	60%	20%	30%	24%
Loans to individuals	10%	3%	2%	1%
Lease financing	20%	16%	0%	0%
All other loans	10%	9%	4%	2%
		100%	100%	100%

Bank stock loans ***	15%	7%	0%	1%

* The loan types above are as defined and reported in the subsidiary banks’ quarterly Reports of Condition and Income (also known as Call Reports).
** The maximum percentages listed are the same for all subsidiary banks except for CRBT, where the maximum percentage for one-to-four family residential is 25%, the maximum percentage for construction and land development is 15%, and the maximum percentage for lease financing receivables is 5%.  Additionally, both CRBT and RB&T have maximum percentages for bank stock loans of 10%.
*** Bank stock loans are not a separate reportable line item on the Call Reports.  The loans are reported within “all other loans” above.

The following table presents total loans/leases by major loan/lease type and subsidiary as of December 31, 2012 and 2011.  Residential real estate loans held for sale are included in residential real estate loans below.

	Quad City Bank & Trust		m2 Lease Funds		Cedar Rapids Bank & Trust		Rockford Bank & Trust		Intercompany Elimination	Consolidated Total
	$	%	$	%	$	%	$	%	$	$	%

	(dollars in thousands)
As of December 31, 2012:

Commercial and industrial loans	$203,542	36%	$-	0%	$130,261	35%	$60,441	26%	$-	$394,244	31%
Commercial real estate loans	258,133	45%	-	0%	201,659	54%	136,025	58%	(1,838)	593,979	46%
Direct financing leases	-	0%	103,686	96%	-	0%	-	0%	-	103,686	8%
Residential real estate loans	60,666	11%	-	0%	27,863	7%	27,053	11%	-	115,582	9%
Installment and other consumer loans	47,621	8%	-	0%	17,425	4%	11,675	5%	-	76,721	6%
Deferred loan/lease origination costs, net of fees	(77)	0%	3,907	4%	(738)	0%	84	0%	-	3,176	0%
	$569,885	100%	$107,593	100%	$376,470	100%	$235,278	100%	$(1,838)	$1,287,388	100%

As of December 31, 2011:

Commercial and industrial loans	$177,069	34%	$-	0%	$116,714	34%	$57,011	25%	$-	$350,794	29%
Commercial real estate loans	260,895	49%	-	0%	184,338	53%	134,580	59%	(2,009)	577,804	48%
Direct financing leases	-	0%	93,212	97%	-	0%	-	0%	-	93,212	8%
Residential real estate loans	43,405	8%	-	0%	29,847	8%	24,855	11%	-	98,107	8%
Installment and other consumer loans	48,590	9%	-	0%	17,846	5%	11,787	5%	-	78,223	7%
Deferred loan/lease origination costs, net of fees	56	0%	3,217	3%	(703)	0%	35	0%	-	2,605	0%
	$530,015	100%	$96,429	100%	$348,042	100%	$228,268	100%	$(2,009)	$1,200,745	100%

Proper pricing of loans is necessary to provide adequate return to the Company’s stockholders.  Loan pricing, as established by the subsidiary banks’ Asset/Liability Committee, shall include consideration for the cost of funds, loan maturity and risk, origination and maintenance costs, appropriate stockholder return, competitive factors, and the economic environment.  The portfolio contains a mix of loans with fixed and floating interest rates.  Management attempts to maximize the use of interest rate floors on its variable rate loan portfolio.  Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk for more discussion on the Company’s management of interest rate risk.

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

For commercial and industrial loans, the Company assigns internal risk ratings which are largely dependent upon the aforementioned approval factors.  The risk rating is reviewed annually or on an as needed basis depending on the specific circumstances of the loan.  See Note 1 to the consolidated financial statements for additional information, including the internal risk rating scale.

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

Collateral for these loans generally includes accounts receivable, inventory, equipment, and real estate.  The lending policy specifies approved collateral types and corresponding maximum advance percentages.  The value of collateral pledged on loans must exceed the loan amount by a margin sufficient to absorb potential erosion of its value in the event of foreclosure and cover the loan amount plus costs incurred to convert it to cash.  Approved non-real estate collateral types and corresponding maximum advance percentages for each are listed below.

Approved Collateral Type	Maximum Advance%

Financial Instruments
U.S. Government Securities	90% of market value
Securities of Federal Agencies	90% of market value
Municipal Bonds rated by Moody’s
As “A” or better	80% of market value
Listed Stocks	75% of market value
Mutual Funds	75% of market value
Cash Value Life Insurance	95%, less policy loans
Savings/Time Deposits (Bank)	100% of current value

General Business
Accounts Receivable	80% of eligible accounts
Inventory	50% of value
Fixed Assets (Existing)	50% of net book value, or
75% of orderly liquidation appraised value
Fixed Assets (New)	80% of cost
Leasehold Improvements	0%

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

In addition, the subsidiary banks often take personal guarantees or cosignors to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.

Commercial Real Estate Lending

The subsidiary banks also make commercial real estate loans.  Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those standards and processes specific to real estate loans.  Collateral for these loans generally includes the underlying real estate and improvements, and may include additional assets of the borrower.  The lending policy specifies maximum loan-to-value limits based on the category of commercial real estate (commercial real estate loans on improved property, raw land, land development, and commercial construction).  These limits are the same limits as, or in some situations, more conservative than, those established by regulatory authorities.  Following is a listing of these limits as well as some of the other guidelines included in the lending policy for the major categories of commercial real estate loans:

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

* Generally, the debt service coverage ratio must be a minimum of 1.25x for non-owner occupied loans and 1.15x for owner-occupied loans.  For loans greater than $500 thousand, the subsidiary banks sensitivity test this ratio for deteriorated economic conditions, major changes in interest rates, and/or significant increases in vacancy rates.
** These maximum rates are consistent with , or in some situations, more conservative than, those established by regulatory authorities.

The lending policy also includes guidelines for real estate appraisals and evaluations, including minimum appraisal and evaluation standards based on certain transactions.  In addition, the subsidiary banks often take personal guarantees to help assure repayment.

In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  Owner-occupied loans are generally considered to have less risk.  As of December 31, 2012 and 2011, approximately 35% and 29%, respectively, of the commercial real estate loan portfolio was owner-occupied.

The Company’s lending policy limits non-owner occupied commercial real estate lending to 300% of total risk-based capital, and limits construction, land development, and other land loans to 100% of total risk-based capital.  Exceeding these limits warrants the use of heightened risk management practices in accordance with regulatory guidelines.  As of December 31, 2012, all three subsidiary banks were in compliance with these limits.

Following is a listing of the significant industries within the Company’s commercial real estate loan portfolio as of December 31, 2012 and 2011:

	2012		2011
	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Nonresidential Buildings	$178,060	30%	$179,511	31%
Lessors of Residential Buildings	61,460	10%	50,029	9%
Land Subdivision	28,854	5%	33,252	6%
New Car Dealers	27,079	5%	25,223	4%
Hotels	26,710	4%	19,061	3%
Lessors of Other Real Estate Property	12,765	2%	15,830	3%
New Single Family Construction	10,746	2%	10,788	2%
Other *	248,305	42%	244,110	42%

Total Commercial Real Estate Loans	$593,979	100%	$577,804	100%

*   “Other” consists of all other industries.  None of these had concentrations greater than $10.0 million, or 2.0% of total commercial real estate loans.

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

Residential Real Estate Lending

Generally, the subsidiary banks’ residential real estate loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell loans in the secondary market.  The subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that adjust in one to five years, and then retain these loans in their portfolios.  During 2011 and 2012, the subsidiary banks originated and held a limited amount of 15-year fixed rate residential real estate loans that met certain credit guidelines.  Servicing rights are not presently retained on the loans sold in the secondary market.  The lending policy establishes minimum appraisal and other credit guidelines.

As mentioned above, the subsidiary banks sell the majority of their residential real estate loans in the secondary market.  The following table presents the originations and sales of residential real estate loans for the Company.

	For the year ended December 31,
	2012	2011	2010

	(dollars in thousands)

Originations of residential real estate loans	$151,676	$117,914	$164,572
Sales of residential real estate loans	$104,740	$83,926	$134,304
Percentage of sales to originations	69%	71%	82%

Installment and Other Consumer Lending

The consumer lending department of each subsidiary bank provides many types of consumer loans, including motor vehicle, home improvement, home equity, signature loans and small personal credit lines.  The lending policy addresses specific credit guidelines by consumer loan type.  In particular, for home equity loans and home equity lines of credit, the minimum credit bureau score is 680.  For both home equity loans and lines of credit, the maximum advance rate is 90% of value with a minimum credit bureau score of 720, and the maximum advance rate is 80% of value with a credit bureau score of 680 to 719.  The maximum term on home equity loans is 10 years and maximum amortization is 15 years.  The maximum term on home equity lines of credit is 5 years.

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

Competition.  The Company currently operates in the highly competitive Quad Cities, Cedar Rapids, and Rockford markets.  Competitors include not only other commercial banks, credit unions, thrift institutions, and mutual funds, but also insurance companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies.  Many of these competitors are not subject to the same regulatory restrictions as the Company.  Many of these unregulated competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services.  The Company competes in markets with a number of much larger financial institutions with substantially greater resources and larger lending limits.

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

See Appendix B for tables and schedules that show selected comparative statistical information relating to the business of the Company required to be presented pursuant to federal securities laws.  Consistent with the information presented in the Form 10-K, results are presented for the fiscal years ended December 31, 2012, 2011, and 2010.

Internet Site, Securities Filings and Governance Documents.  The Company maintains Internet sites for itself and each of its three banking subsidiaries.  The Company makes available free of charge through these sites its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.  Also available are many of its corporate governance documents, including the Code of Conduct and Ethics Policy.  The sites are www.qcrh.com, www.qcbt.com, www.crbt.com, and www.rkfdbank.com.

Item 1A.  Risk Factors

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Difficult market conditions have affected the financial industry and may adversely affect us in the future.

Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial banks and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital from private and government entities, to merge with larger and stronger financial institutions and, in some cases, to fail.  While these challenges are generally less severe than in recent years, their impact continues to be felt.

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

•
We expect to face increased capital requirements, both at the Company level and at each of the subsidiary banks.  In this regard, the Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies.  Furthermore, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, in September 2010 announced an agreement to a strengthened set of capital requirements for internationally active banking organizations, known as Basel III.  While implementation of the proposed rules under Basel III in the U.S. has been indefinitely delayed, we expect U.S. banking authorities to follow the lead of Basel III and require all U.S. banking organizations to maintain significantly higher levels of capital, which may limit our ability to pursue business opportunities and adversely affect our results of operations and growth prospects.

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

The acquisition of Community National, and other potential future acquisitions, could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and adversely affect our financial results.

On February 14, 2013, we announced the entry into an agreement providing for the acquisition of Community National, which is expected to close in the second quarter of 2013. As part of our business strategy, we may consider acquisitions of other banks or financial institutions or branches, assets or deposits of such organizations. There is no assurance, however, that we will determine to pursue any of these opportunities or that if we determine to pursue them that we will be successful.  Acquisitions involve numerous risks, any of which could harm our business, including:

•
difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and personnel of the target company and realizing the anticipated synergies of the combined businesses;

•	difficulties in supporting and transitioning customers of the target company;

•	diversion of financial and management resources from existing operations;

•
the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	risks of entering new markets or areas in which we have limited or no experience or are outside our core competencies;

•	potential loss of key employees, customers and strategic alliances from either our current business or the business of the target company;

•	assumption of unanticipated problems or latent liabilities; and

•	inability to generate sufficient revenue to offset acquisition costs.

Future acquisitions may involve the issuance of our equity securities as payment or in connection with financing the business or assets acquired, and as a result, could dilute the ownership interests of existing stockholders. In addition, consummating these transactions could result in the incurrence of additional debt and related interest expense, as well as unforeseen liabilities, all of which could have a material adverse effect on our business, results of operations and financial condition. The failure to successfully evaluate and execute acquisitions or otherwise adequately address the risks associated with acquisitions could have a material adverse effect on our business, results of operations and financial condition.

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

The majority of our subsidiary banks’ loan portfolios are invested in commercial and industrial and commercial real estate loans, and we focus on lending to small to medium-sized businesses.  The size of the loans we can offer to commercial customers is less than the size of the loans that our competitors with larger lending limits can offer.  This may limit our ability to establish relationships with the area’s largest businesses.  Smaller companies tend to be at a competitive disadvantage and generally have limited operating histories, less sophisticated internal record keeping and financial planning capabilities and fewer financial resources than larger companies. As a result, we may assume greater lending risks than financial institutions that have a lesser concentration of such loans and tend to make loans to larger, more established businesses.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis.  In addition to commercial and commercial real estate loans, our subsidiary banks are also active in residential mortgage and consumer lending.  Should the economic climate fail to meaningfully improve or if it worsens, our borrowers may experience financial difficulties, and the level of nonperforming loans, charge-offs and delinquencies could rise, which could negatively impact our business through increased provision for loan/lease losses, reduced interest income on loans/leases, and increased expenses incurred to carry and resolve problem loans/leases.

Commercial and industrial loans make up a large portion of our loan/lease portfolio.

Commercial and industrial loans were $394.2 million, or approximately 31% of our total loan/lease portfolio, as of December 31, 2012.  Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral is accounts receivable, inventory, equipment and real estate.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists.  Whenever possible, we require a personal guarantee on commercial loans.  As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  The collateral securing these loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business.  In addition, if the U.S. economy experiences a prolonged recovery period, it could harm or continue to harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.

Our loan/lease portfolio has a significant concentration of commercial real estate loans, which involve risks specific to real estate values.

Commercial real estate lending comprises a significant portion of our lending business.  Specifically, commercial real estate loans were $594.0 million, or approximately 46% of our total loan/lease portfolio, as of December 31, 2012.  Of this amount, $204.9 million, or approximately 35%, was owner-occupied.  The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located, and in the past several years our market areas have experienced a general weakening in real estate valuations.  Continued adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio.  Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

The problems that have occurred in the residential real estate and mortgage markets throughout much of the U.S. in recent years also affected the commercial real estate market.  In our market areas, we generally experienced a downturn in credit performance by our commercial real estate loan customers in recent years relative to historical norms, and despite recent improvements in certain aspects of the economy, a level of uncertainty continues to exist in the economy and credit markets, there can be no guarantee that we will not experience further deterioration in the performance of commercial real estate and other real estate loans in the future.  In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results, financial condition and/or capital.

Our allowance for loan/lease losses may prove to be insufficient to absorb losses in our loan/lease portfolio.

We establish our allowance for loan/lease losses in consultation with management of our subsidiaries and maintain it at a level considered adequate by management to absorb loan/lease losses that are inherent in the portfolio.  The amount of future loan/lease losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates.  At December 31, 2012, our allowance for loan/lease losses as a percentage of total gross loans/leases was 1.55%, and as a percentage of total nonperforming loans/leases was approximately 78.47%.  In addition, we had net charge-offs as a percentage of gross average loans/leases of 0.27% for the year ended December 31, 2012.  Because of the concentration of commercial and industrial and commercial real estate loans in our loan portfolio, which tend to be larger in amount than residential real estate and installment loans, the movement of a small number of loans to nonperforming status can have a significant impact on this ratio.  Although management believes that the allowance for loan/lease losses as of December 31, 2012 was adequate to absorb losses on any existing loans/leases that may become uncollectible, in light of the current economic environment, which remains challenging, we cannot predict loan/lease losses with certainty, and we cannot assure you that our allowance for loan/lease losses will prove sufficient to cover actual loan/lease losses in the future, particularly if economic conditions are more difficult than what management currently expects.  Additional provisions to the allowance for loan/lease losses and loan/lease losses in excess of our allowance for loan/lease losses may adversely affect our business, financial condition and results of operations.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems.  Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.  Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, as well as that of our customers engaging in internet banking activities, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us.  Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.  Any interruption in, or breach of security of, our computer systems and network infrastructure, or that of our internet banking customers, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

We may be materially and adversely affected by the highly regulated environment in which we operate.

The Company and its bank subsidiaries are subject to extensive federal and state regulation, supervision and examination. Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, customers and the banking system as a whole, rather than stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.

As a bank holding company, we are subject to regulation and supervision primarily by the Federal Reserve.  QCBT and CRBT, as Iowa-chartered state member banks, are subject to regulation and supervision by both the Iowa Superintendent and the Federal Reserve.  RB&T, as an Illinois-chartered state member bank, is subject to regulation and supervision by both the DFPR and the Federal Reserve. We and our banks undergo periodic examinations by these regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.

The primary federal and state banking laws and regulations that affect us are described in Appendix A to this report. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts and small bank and thrift holding companies are and will be regulated. In addition, in recent years the Federal Reserve has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices.  Further, the Consumer Financial Protection Bureau was recently established, with broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future.

In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III, which constitutes a strengthened set of capital requirements for banking organizations in the U.S. and around the world. In the U.S., Basel III is currently the subject of notices of proposed rulemakings released in June of 2012 by the respective federal bank regulatory agencies. The comment period for these notices of proposed rulemakings ended on October 22, 2012, but final regulations have not yet been released. Basel III was intended to be implemented beginning January 1, 2013 and to be fully-phased in on a global basis on January 1, 2019. However, on November 9, 2012, the federal bank regulatory agencies announced that the implementation of the proposed rules under Basel III in the U.S. was indefinitely delayed. If and when implemented in the U.S., Basel III would require higher levels of capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments, like trust preferred securities, include unrealized gains and losses on available-for-sale securities as Tier 1 Capital, and change the risk weightings of assets used to determine required capital ratios.  Such changes, including changes regarding interpretations and implementation, could affect us in substantial and unpredictable ways and could have a material adverse effect on us. Further, such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things.

U.S. financial institutions are also subject to numerous monitoring, recordkeeping, and reporting requirements designed to detect and prevent illegal activities such as money laundering and terrorist financing.  These requirements are imposed primarily through the Bank Secrecy Act, (“BSA”) which was most recently amended by the USA Patriot Act. We have instituted policies and procedures to protect us and our employees, to the extent reasonably possible, from being used to facilitate money laundering, terrorist financing and other financial crimes.  There can be no guarantee, however, that these policies and procedures are effective.

Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on us. Although we have policies and procedures designed to mitigate the risk of any such violations, there can be no assurance that such violations will not occur.

In addition to the foregoing laws and regulations, the policies of the Federal Reserve also have a significant impact on us. Among other things, the Federal Reserve’s monetary policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits, and can also affect the value of financial instruments we hold and the ability of borrowers to repay their loans, which could have a material adverse effect on us.

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

The Company and each of its banking subsidiaries are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations and, due to the global financial crisis, we expect that the capital requirements imposed by the regulators will increase in the future.  We intend to grow our business organically and to explore opportunities to grow our business by taking advantage of attractive acquisition opportunities, and such growth plans may require us to raise additional capital to ensure that we have adequate levels of capital to support such growth on top of our current operations.  Our ability to raise additional capital, when and if needed or desired, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. Our failure to meet these capital and other regulatory requirements could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition.

Failure to pay interest on our debt or dividends on our preferred stock may adversely impact our ability to pay common stock dividends.

As of December 31, 2012, we had $36.1 million of junior subordinated debentures held by four business trusts that we control.  Interest payments on the debentures, which totaled $1.0 million for 2012, must be paid before we pay dividends on our capital stock, including our common stock.  We have the right to defer interest payments on the debentures for up to 20 consecutive quarters.  However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.  As of December 31, 2012, the Company had 25,000 shares of non-cumulative convertible perpetual preferred stock issued and outstanding.  Although these non-cumulative preferred shares will accrue no dividends, dividends will be payable on the preferred shares if declared, and no dividends may be declared on the Company’s common stock unless and until dividends have been declared on the outstanding shares.  Deferral, of either interest payments on the debentures or preferred dividends on the preferred shares, could cause a subsequent decline in the market price of our common stock because the Company would not be able to pay dividends on its common stock.

In addition, as of December 31, 2012, we had 29,867 shares of senior non-cumulative perpetual preferred stock issued and outstanding, which we issued to the U.S. Department of the Treasury (the “Treasury”) as part of the Small Business Lending Fund Program (“SBLF”).  The terms of the senior preferred stock impose limits on our ability to pay dividends on and repurchase shares of our common stock and other securities.  In general, we may declare and pay dividends on our common stock or any other stock junior to the senior preferred stock, or repurchase shares of any such stock, only if after payment of such dividends or repurchase of such shares, our Tier 1 Capital would be at least 90% of our consolidated Tier 1 Capital on the date of issuance of the senior preferred stock.  If we fail to declare and pay dividends on the senior preferred stock in a given quarter, then during such quarter and for the next three quarters following such missed dividend payment we may not pay dividends on or repurchase any common stock or any other securities that are junior to (or in parity with) the senior preferred stock, except that dividends may be paid on parity stock to the extent necessary to avoid any material breach of a covenant by which our company is bound.  Although we expect to be able to pay all required dividends on the senior preferred stock (and to continue to pay dividends on common stock at current levels), there is no guarantee that we will be able to do so.

As a bank holding company, our sources of funds are limited.

We are a bank holding company, and our operations are primarily conducted by our subsidiary banks, which are subject to significant federal and state regulation.  When available, cash to pay dividends to our stockholders is derived primarily from dividends received from our subsidiary banks.  Our ability to receive dividends or loans from our subsidiary banks is restricted.  Dividend payments by our subsidiaries to us in the future will require generation of future earnings by them and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines.  Further, as a structural matter, our right to participate in the assets of our subsidiary banks in the event of a liquidation or reorganization of any of the banks would be subject to the claims of the creditors of such bank, including depositors, which would take priority except to the extent we may be a creditor with a recognized claim. As of December 31, 2012, our subsidiary banks had deposits and other liabilities in the aggregate of approximately $1.93 billion.

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

The market value of investments in our securities portfolio has become increasingly volatile in recent years, and as of December 31, 2012, we had gross unrealized losses of $445 thousand in our investment portfolio (more than offset by gross unrealized gains of $9.0 million). The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities.  On a quarterly basis, we formally evaluate investments and other assets for impairment indicators.  We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary.  If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

The downgrade of the U.S. credit rating and Europe’s debt crisis could have a material adverse effect on our business, financial condition and liquidity.

Standard & Poor’s lowered its long term sovereign credit rating on the U.S. of America from AAA to AA+ on August 5, 2011.  A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations.  Many of our investment securities are issued by U.S. government sponsored entities.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of securities and/or loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of funds consist of cash from operations, deposits, investment maturities and calls, and loan/lease repayments. Additional liquidity is provided by federal funds purchased from the Federal Reserve Bank or other correspondent banks, FHLB advances, wholesale and customer repurchase agreements, brokered time deposits, and the ability to borrow at the Federal Reserve Bank’s Discount Window.  Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Since mid-2007, the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in asset values and by a lack of liquidity.  The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks.  In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact our ability to originate loans/leases, invest in securities, meet our expenses, pay dividends to our stockholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

Our business is concentrated in and dependent upon the continued growth and welfare of the Quad Cities, Cedar Rapids, and Rockford markets.

We operate primarily in the Quad Cities, Cedar Rapids, and Rockford markets, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas.  We have developed a particularly strong presence in Bettendorf, Cedar Rapids and Davenport, Iowa and Moline and Rockford, Illinois and their surrounding communities.  Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce demand for our products and services, affect the ability of our customers to repay their loans to us, increase the levels of our nonperforming and problem loans, and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

Our reputation could be damaged by negative publicity.

Reputational risk, or the risk to our business, financial condition or results of operations from negative publicity, is inherent in our business.  Negative publicity can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, ethical behavior of our employees, and from actions taken by regulators, ratings agencies and others as a result of that conduct.  Damage to our reputation could impact our ability to attract new or maintain existing loan and deposit customers, employees and business relationships.

 The repeal of federal prohibitions on payment of interest on business demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act.  As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers.  If competitive pressures require us to pay interest on these demand deposits to attract and retain business customers, our interest expense would increase and our net interest margin would decrease.  This could have a material adverse effect on our business, financial condition and results of operations. Further, the effect of the repeal of the prohibition could be more significant in a higher interest rate environment as business customers would have a greater incentive to seek interest on demand deposits.

The expiration of the FDIC’s Transaction Account Guarantee Program could negatively impact our liquidity and cost of funds.

Under the FDIC’s Transaction Account Guarantee Program, certain non-interest-bearing transaction accounts, including those of consumers and businesses, were insured by the FDIC over and above the $250,000 limit.  This program expired on December 31, 2012, which could cause our depositors to withdraw deposits in excess of FDIC-insured levels.  The withdrawal of these deposits could negatively impact our liquidity.  Furthermore, the withdrawal of these deposits could negatively impact our cost of funds by potentially reducing our levels of core deposits and increasing our need to rely on wholesale funding sources, which typically represent higher cost funds.

The preparation of our consolidated financial statements requires us to make estimates and judgments, which are subject to an inherent degree of uncertainty and which may differ from actual results.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and general reporting practices within the financial services industry, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Some accounting policies, such as those pertaining to our allowance for loan/lease losses, require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results may differ from these estimates and judgments under different assumptions or conditions, which may have a material adverse effect on our financial condition or results of operations in subsequent periods.

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

* The building was previously owned by VPHC.  With the acquisition of the remaining 9% noncontrolling interest and the subsequent dissolution of VPHC, the Company now owns 100% of the building as of December 31, 2012.

The subsidiary banks intend to limit their investment in premises to no more than 50% of their capital.  Management believes that the facilities are of sound construction, in good operating condition, are appropriately insured, and are adequately equipped for carrying on the business of the Company.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  The common stock, par value $1.00 per share, of the Company is listed on The NASDAQ Global Market under the symbol “QCRH”.  The stock began trading on NASDAQ on October 6, 1993.  The Company transferred its listing from the NASDAQ Capital Market to the NASDAQ Global Market on March 1, 2010.  As of December 31, 2012, there were 4,918,202 shares of common stock outstanding held by approximately 2,600 holders of record.  The following table sets forth the high and low sales prices of the common stock, as reported by NASDAQ for the periods indicated.

	2012 Sales Price		2011 Sales Price		2010 Sales Price
	High	Low	High	Low	High	Low

First quarter	$12.450	$8.500	$8.670	$7.220	$10.000	$7.650
Second quarter	14.500	10.700	9.470	7.290	14.400	8.730
Third quarter	14.980	12.620	9.928	8.701	10.970	8.930
Fourth quarter	15.500	11.400	9.234	8.420	9.520	6.745

Dividends on Common Stock.  On May 2, 2012, the Company declared a cash dividend of $0.04 per share, or $189 thousand, which was paid on July 6, 2012, to stockholders of record as of June 21, 2012.  On November 8, 2012, the Company declared a cash dividend of $0.04 per share, or $192 thousand, which was paid on January 7, 2013, to stockholders of record as of December 22, 2012.  In the future, it is the Company’s intention to continue to consider the payment of dividends on a semi-annual basis.  The Company anticipates an ongoing need to retain much of its operating income to help provide the capital to redeem the Series F Noncumulative Perpetual Preferred Stock (the “Series F Preferred Stock” (see Note 10 to the consolidated financial statements for a detailed discussion of preferred stock) in the short-term and for continued growth in the long-term, but believes that operating results have reached a level that can sustain dividends to stockholders as well.

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

The Company also has certain contractual restrictions on its ability to pay dividends.  The Company has issued junior subordinated debentures in four private placements.  Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock.  Additionally, the Company has issued shares of non-cumulative perpetual preferred stock and under the terms of this preferred stock, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock.  See Note 10 to the consolidated financial statements for additional detail on the preferred stock.  None of these circumstances existed through the date of filing of this Form 10-K filed with the Securities and Exchange Commission.

Purchase of Equity Securities by the Company.  There were no purchases of common stock by the Company for the years ended December 31, 2012, 2011, and 2010.

Stockholder Return Performance Graph.  The following graph indicates, for the period commencing December 31, 2007 and ending December 31, 2012, a comparison of cumulative total returns for the Company, the NASDAQ Composite Index, and the SNL Bank NASDAQ Index prepared by SNL Securities, Charlottesville, Virginia.  The graph was prepared at the Company’s request by SNL Securities.  The information assumes that $100 was invested at the closing price in December 31, 2007 in the common stock of the Company and in each index, and that all dividends were reinvested.

Item 6.                      Selected Financial Data

The following “Selected Financial Data” of the Company is derived in part from, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto.  See Item 8 Financial Statements.  Results for past periods are not necessarily indicative of results to be expected for any future period.

	Years Ended December 31,
	2012	2011	2010	2009		2008
STATEMENT OF INCOME DATA

Continuing Operations:
Interest income	$77,376	$77,723	$80,097	$85,611		$85,147
Interest expense	19,727	23,578	30,233	34,949		40,524
Net interest income	57,649	54,145	49,864	50,662		44,623
Provision for loan/lease losses	4,371	6,616	7,464	16,976		9,222
Non-interest income	16,621	17,462	15,406	15,547		13,931
Non-interest expense	52,259	50,993	48,549	46,937		42,334
Income tax expense	4,534	3,868	2,449	247		1,735
Income from continuing operations	13,106	10,130	6,808	2,049		5,263

Discontinued Operations:
Income from discontinued operations, before taxes	-	-	-	-		2,580
Income tax expense	-	-	-	-		846
Income from discontinued operations	-	-	-	-		1,734

Net income	13,106	10,130	6,808	2,049		6,997
Less: net income attributable to noncontrolling interests	488	438	221	277		288
Net income attributable to QCR Holdings, Inc.	12,618	9,692	6,587	1,772		6,709
Less: preferred stock dividends and discount accretion	3,496	5,284	4,128	3,844		1,785
Net income (loss) attributable to QCR Holdings, Inc. common stockholders	9,122	4,408	2,459	(2,072)		4,924

PER COMMON SHARE DATA

Income (loss) from continuing operations - Basic (1)	$1.88	$0.93	$0.54	$(0.46)		$0.69
Income from discontinued operations - Basic (1)	-	-	-	-		0.38
Net income (loss) - Basic (1)	1.88	0.93	0.54	(0.46)		1.07
Income (loss) from continuing operations - Diluted (1)	1.85	0.92	0.53	(0.46)		0.69
Income from discontinued operations - Diluted (1)	-	-	-	-		0.37
Net income (loss) - Diluted (1)	1.85	0.92	0.53	(0.46)		1.06
Cash dividends declared	0.08	0.08	0.08	0.08		0.08
Dividend payout ratio	4.26%	8.60%	14.81%	(17.39	) %	7.48

BALANCE SHEET DATA

Total assets	$2,093,730	$1,966,610	$1,836,635	$1,779,646		$1,605,629
Securities	602,239	565,229	424,847	370,520		256,076
Total loans/leases	1,287,388	1,200,745	1,172,539	1,244,320		1,214,690
Allowance for estimated losses on loans/leases	19,925	18,789	20,365	22,505		17,809
Deposits	1,374,114	1,205,458	1,114,816	1,089,323		1,058,959
Borrowings	547,758	590,603	566,060	542,895		431,820
Stockholders' equity:
Preferred	53,163	63,386	62,214	58,578		20,158
Common	87,271	81,047	70,357	67,017		72,337

KEY RATIOS

Return on average assets (2)	0.62%	0.51%	0.36%	0.10%		0.43
Return on average common stockholders' equity (3)	10.84	5.82	3.58	(2.97)		7.07
Return on average total stockholder's equity (2)	8.90	7.09	5.03	1.43		7.47
Net interest margin, tax equivalent yield (4)	3.10	3.08	2.92	3.14		3.27
Efficiency ratio (5)	70.36	71.21	74.38	70.89		72.30
Loans to deposits	93.69	99.61	105.18	114.23		114.71
Nonperforming assets to total assets	1.41	2.06	2.73	2.27		1.58
Allowance for estimated losses on loans/leases to total loans/leases	1.55	1.56	1.74	1.81		1.47
Allowance for estimated losses on loans/leases to nonperforming loans/leases	78.47	58.70	49.49	74.94		84.60
Net charge-offs to average loans/leases	0.27	0.70	0.79	1.00		0.24
Average total stockholders' equity to average total assets	7.00	7.17	7.13	7.18		5.78

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

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the years ending December 31, 2012, 2011, and 2010, and our financial condition at December 31, 2012 and 2011.  This discussion should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

OVERVIEW

The Company was formed in February 1993 for the purpose of organizing QCBT. Over the past twenty years, the Company has grown to include two additional banking subsidiaries and a number of nonbanking subsidiaries.  As of December 31, 2012, the Company had $2.09 billion in consolidated assets, including $1.29 billion in total loans/leases and $1.37 billion in deposits.

The Company recognized net income of $13.1 million for the year ended December 31, 2012, and net income attributable to QCR Holdings, Inc. of $12.6 million, which excludes the net income attributable to noncontrolling interests of $488 thousand.  After preferred stock dividends of $3.5 million, the Company reported net income available to common stockholders of $9.1 million, or diluted earnings per share of $1.85.  For the same period in 2011, the Company recognized net income of $10.1 million, and net income attributable to QCR Holdings, Inc. of $9.7 million, which excludes the net income attributable to noncontrolling interests of $438 thousand.  After preferred stock dividends and discount accretion of $5.3 million, the Company reported net income available to common stockholders of $4.4 million, or diluted earnings per share of $0.92.  The $5.3 million of preferred stock dividends and discount accretion included $1.2 million of accelerated discount accretion on the repurchased Treasury Capital Purchase Program (“TCPP”) preferred shares.  Excluding the impact of the accelerated accretion, the Company’s diluted earnings per share for 2011 would have been $1.18.  By comparison, for 2010,  the Company recognized net income of $6.8 million, and net income attributable to QCR Holdings, Inc. of $6.6 million, which excludes the net income attributable to noncontrolling interests of $221 thousand.  After preferred stock dividends and discount accretion of $4.1 million, the Company reported net income available to common stockholders of $2.5 million, or diluted earnings per share of $0.53.

Following is a table that represents the various net income measurements for the years ended December 31, 2012, 2011, and 2010.

	Year Ended December 31,
	2012	2011	2010

Net income	$13,106,240	$10,129,869		$6,807,726
Less: Net income attributable to noncontrolling interests	488,473	438,221		221,047
Net income attributable to QCR Holdings, Inc.	$12,617,767	$9,691,648		$6,586,679

Less: Preferred stock dividends and discount accretion	3,496,085	5,283,885	*	4,128,104
Net income attributable to QCR Holdings, Inc. common stockholders	$9,121,682	$4,407,763		$2,458,575

Diluted earnings per common share	$1.85	$0.92		$0.53

Weighted average common and common equivalent shares outstanding	4,919,559	4,789,026		4,618,242

*Includes $1.2 million of accelerated accretion of discount on the TCPP preferred shares repurchased during the third quarter of 2011.  See Note 10 to the consolidated financial statements for detailed discussion of preferred stock.

Following is a table that represents the major income and expense categories.

	Year Ended December 31,
	2012	2011	2010

Net interest income	$57,649,260	$54,144,856	$49,863,768
Provision for loan/lease losses	(4,370,767)	(6,616,014)	(7,463,618)
Noninterest income	16,621,295	17,461,878	15,405,888
Noninterest expense	(52,258,947)	(50,992,652)	(48,549,063)
Federal and state income tax	(4,534,601)	(3,868,199)	(2,449,249)
Net income	$13,106,240	$10,129,869	$6,807,726

NET INTEREST INCOME AND MARGIN

Net interest income, on a tax equivalent basis, grew $4.2 million, or 8% in 2012 compared to 2011.  Interest income (on a tax equivalent basis) grew slightly as growth in earning assets coupled with diversification of the securities portfolio outpaced the impact of declining yields.  In addition, interest expense continued its significant decline as the Company continued its shift in mix of funding from wholesale (FHLB advances, wholesale structured repurchase agreements (“structured repos”), and brokered time deposits) to core deposits.  For 2012, average earning assets increased by $122.2 million, or 7%, while average interest-bearing liabilities grew modestly by $15.7 million, or 1%, when compared with average balances for 2011.  Primarily funding the growth in average earning assets, noninterest-bearing deposits grew $95.9 million, or 30%.  A comparison of yields, spreads and margins from 2012 to 2011 shows the following (on a tax equivalent basis):

•	The average yield on interest-earning assets decreased 27 basis points from 4.41% to 4.14%.
•	The average cost of interest-bearing liabilities decreased 28 basis points from 1.65% to 1.37%.
•	The net interest spread improved 1 basis point from 2.76% to 2.77%.
•	The net interest margin improved 2 basis points from 3.08% to 3.10%.

Net interest income, on a tax equivalent basis, grew $4.3 million, or 9% in 2011 compared to 2010.  A decline in interest income was more than offset by a significant decline in interest expense.  For 2011, average earning assets increased by $53.0 million, or 3%, and average interest-bearing liabilities declined by $25.3 million, or 2%, when compared with average balances for 2010.  Offsetting this decline and primarily funding the growth in average earning assets, noninterest-bearing deposits grew $84.5 million, or 36%.  A comparison of yields, spreads and margins from 2011 to 2010 shows the following (on a tax equivalent basis):

•	The average yield on interest-earning assets decreased 27 basis points from 4.68% to 4.41%.
•	The average cost of interest-bearing liabilities decreased 43 basis points from 2.08% to 1.65%.
•	The net interest spread improved 16 basis points from 2.60% to 2.76%.
•	The net interest margin improved 16 basis points from 2.92% to 3.08%.

The Company’s management closely monitors and manages net interest margin.  From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is the improvement of their net interest margins.  Management continually addresses this issue with pricing and other balance sheet management strategies including, but not limited to, the use of alternative funding sources.  Over the past two years, the Company’s management has emphasized improving its funding mix by reducing its reliance on wholesale funding, which tends to be at a higher cost than deposits.  In addition, with deposit growth outpacing loan growth, the Company’s management has focused on growing and diversifying its securities portfolio.

The following strategies were executed by the Company to reduce reliance on wholesale funding or reducing the cost of portions of the Company’s wholesale funding.

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

During the second quarter of 2012, the Company modified $25.0 million of fixed rate structured repos with a weighted average interest rate of 3.77% and a weighted average maturity of December 2015 into new fixed rate structured repos with a weighted average interest rate of 3.21% and a weighted average maturity of April 2019.

These modifications serve to reduce interest expense and improve net interest margin, and minimize the exposure to rising rates through the duration extension of fixed rate liabilities.

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories are presented in the following table:

	Years Ended December 31,
	2012			2011			2010
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$3,003	$6	0.20%	$49,510	$92	0.19%	$63,430	$174	0.27
Interest-bearing deposits at financial institutions	54,834	378	0.69	29,691	405	1.36	31,002	411	1.33
Investment securities (1)	603,568	14,268	2.36	501,470	12,344	2.46	400,224	11,457	2.86
Restricted investment securities	15,172	507	3.34	15,573	558	3.58	16,750	497	2.97
Gross loans/leases receivable (2) (3) (4)	1,219,623	63,364	5.20	1,177,705	64,808	5.50	1,209,587	67,999	5.62
Total interest earning assets	$1,896,200	78,523	4.14	$1,773,949	78,207	4.41	$1,720,993	80,538	4.68

Noninterest-earning assets:
Cash and due from banks	$40,770			$48,797			$34,559
Premises and equipment, net	31,502			30,848			31,557
Less allowance for estimated losses on loans/leases	(19,162)			(19,902)			(21,678)
Other	76,383			73,346			73,887

Total assets	$2,025,693			$1,907,038			$1,839,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$545,739	2,679	0.49%	$530,340	3,927	0.74%	$425,702	3,771	0.89
Time deposits	352,582	3,540	1.00	363,337	5,012	1.38	465,160	8,911	1.92
Short-term borrowings	170,065	248	0.15	144,267	290	0.20	142,197	628	0.44
Federal Home Loan Bank advances	201,704	7,280	3.61	211,361	7,972	3.77	233,384	9,247	3.96
Junior subordinated debentures	36,085	1,039	2.88	36,085	1,228	3.40	36,085	1,945	5.39
Other borrowings (4)	137,226	4,941	3.60	142,281	5,149	3.62	150,430	5,732	3.81
Total interest-bearing liabilities	$1,443,401	19,727	1.37	$1,427,670	23,578	1.65	$1,452,958	30,234	2.08

Noninterest-bearing demand deposits	$412,039			$316,110			$231,604
Other noninterest-bearing liabilities	28,460			26,558			23,690
Total liabilities	$1,883,900			$1,770,338			$1,708,252

Stockholders' equity	141,793			136,700			131,066

Total liabilities and stockholders' equity	$2,025,693			$1,907,038			$1,839,318

Net interest income		$58,796			$54,629			$50,304

Net interest spread			2.77%			2.76%			2.60%

Net interest margin			3.10%			3.08%			2.92%

Ratio of average interest earning assets to average interest-bearing liabilities	131.37%			124.25%			118.45%

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
(4)  In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of government-guaranteed portions of loans during the recourse period, as secured borrowings.  As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings.  For the years ended December 31, 2012, 2011 and 2010, this totaled $0.0 million, $2.5 million and $9.6 million, respectively.  During the second quarter of 2011, SBA removed the recourse provision for sales which allowed for sale accounting treatment at the time of sale; thus, the decline in average balance.

The Company’s components of change in net interest income are presented in the following table:

	For the years ended December 31, 2012, 2011 and 2010
	Inc./(Dec.) from	Components of Change (1)		Inc./(Dec.) from	Components of Change (1)
	Prior Year	Rate	Volume	Prior Year	Rate	Volume
	2012 vs. 2011			2011 vs. 2010
	(dollars in thousands)			(dollars in thousands)
INTEREST INCOME
Federal funds sold	$(86)	$6	$(92)	$(82)	$(49)	$(33)
Interest-bearing deposits at other financial institutions .	(27)	(263)	236	(6)	12	(18)
Investment securities (2)	1,924	(506)	2,430	887	(1,750)	2,637
Restricted investment securities	(51)	(37)	(14)	61	98	(37)
Gross loans/leases receivable (3) (4) (5)	(1,444)	(3,701)	2,257	(3,191)	(1,420)	(1,771)

Total change in interest income	$316	$(4,501)	$4,817	$(2,331)	$(3,109)	$778

INTEREST EXPENSE
Interest-bearing demand deposits	$(1,248)	$(1,359)	$111	$156	$(727)	$883
Time deposits	(1,472)	(1,328)	(144)	(3,899)	(2,188)	(1,711)
Short-term borrowings	(42)	(88)	46	(338)	(347)	9
Federal Home Loan Bank advances	(692)	(336)	(356)	(1,275)	(430)	(845)
Junior subordinated debentures	(189)	(189)	-	(717)	(717)	-
Other borrowings (5)	(208)	(26)	(182)	(583)	(281)	(302)

Total change in interest expense	$(3,851)	$(3,326)	$(525)	$(6,656)	$(4,690)	$(1,966)

Total change in net interest income	$4,167	$(1,175)	$5,342	$4,325	$1,581	$2,744

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

(5)  In accordance with ASC 860, effective January 1, 2010, the Company accounts for some participations sold, including sales of government-guaranteed portions of loans during the recourse period, as secured borrowings.  As such, these amounts are included in the average balance for gross loans/leases receivable and other borrowings.  For the years ended December 31, 2012, 2011 and 2010, this totaled $0.0 million, $2.5 million and $9.6 million, respectively.  During the second quarter of 2011, SBA  removed the recourse provision for sales which allowed sale accounting treatment at the time of the sale; thus, the decline in average balance.

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

The Company’s operating results are also affected by economic and competitive conditions, particularly changes in interest rates, income tax rates, government policies, and actions of regulatory authorities.

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan/lease losses (also referred to as “allowance for estimated losses on loans/leases”).  The Company’s allowance for loan/lease losses methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan/lease losses that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, governmental guarantees, payment status, changes in nonperforming loans/leases, and other factors.  Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the economic health of certain industries.  Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan/lease portfolio, it enhances its methodology accordingly.  Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for loan/lease losses if its assessment of the above factors were different.  The discussion regarding the Company’s allowance for loan/lease losses should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere in this Form 10-K, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition – Allowance for Estimated Losses on Loans/Leases.”  Although management believes the level of the allowance as of December 31, 2012 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, and 2010

OVERVIEW.  Net income attributable to QCR Holdings, Inc. for 2012 was $12.6 million, or diluted earnings per share of $1.85 after preferred stock dividends of $3.5 million.  Comparing 2012 to 2011, annual earnings grew 30%, and diluted earnings per share more than doubled.  Net interest income grew $3.5 million, or 6%, as growth and shift in mix of earning assets and funding outpaced the impact of declining yields on loans and securities.  Provision for loan/lease  losses declined $2.2 million as loan quality continued to improve.  Noninterest income fell $841 thousand which was primarily the result of increased losses on other real estate owned (“OREO”) as most of the other recurring sources realized modest gains year-over-year.  Noninterest expenses grew $1.3 million, or 2%, during 2012.  The large majority of this increase was salaries and employee benefits as health insurance costs continued to increase, incentive compensation grew due to improved financial performance, and the continuation of customary annual salary and benefits increases across the employee base.

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
INTEREST INCOME.  For 2012, interest income declined modestly ($347 thousand, or less than 1%) as growth in earning assets and diversification of the securities portfolio fell short of the impact of declining yields on loans and securities.  The Company’s average interest-earning assets increased $122.2 million, or 7%, year-over-year.  The Company grew securities ($102.1 million, or 20%) and loans ($41.9 million, or 4%), while its federal funds sold position declined $46.5 million as the Company invested some of its excess liquidity.  As growth in deposits continued to outpace loan growth during 2012, the Company continued to grow and diversify its securities portfolio, including increasing the portfolio of government guaranteed residential mortgage-backed securities as well as more than tripling the portfolio of tax exempt municipal securities.  Of the latter, the large majority are privately placed debt issuances located in or near the Company’s existing markets and require a thorough underwriting process before investment.   Notably, the significant increase in tax exempt municipal debt securities expanded interest income on a tax equivalent basis to reflect net growth year-over-year.

For 2011, interest income declined $2.4 million, or 3%, primarily as a result of the continued shift in interest-earning asset mix and the extended historical low interest rate environment.  The Company’s average interest-earning assets increased $53.0 million, or 3%, year-over-year.  Most notably, the Company grew its securities portfolio as the average balance of investment securities increased $101.3 million, or 25%.  Partially offsetting this growth, the average balance of loans/leases declined $31.9 million, or 3%, and the average balance of federal funds sold fell $13.9 million, or 22%.  This continued shift in interest-earning asset mix is the result of weak loan demand and the Company’s strategy to invest some of its excess liquidity in government sponsored agency securities and government guaranteed residential mortgage-backed securities.

The Company intends to continue to grow quality loans and leases as well as diversify the securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE.  Comparing 2012 to 2011, interest expense declined $3.9 million, or 16%, year-over-year.  With average interest-bearing liabilities increasing slightly, the following were major contributors to the decline in interest expense:

•	Continued reduction of interest rates paid across all deposits without runoff (the average cost of interest-bearing deposits fell from 1.00% for 2011 down to 0.61% for 2012),
•	The impact of the aforementioned balance sheet restructuring strategies executed in 2011 and 2012, and
•	Continued shift of funding from wholesale borrowings and brokered and other time deposits to core deposits, including non-interest bearing deposits.

Comparing 2011 to 2010, interest expense declined $6.7 million, or 22%, year-over-year.  The Company’s average interest-bearing liabilities decreased $25.3 million, or 2%, from 2010 to 2011.  Also contributing to the decline in interest expense, the Company was successful in shifting the mix of funding from wholesale borrowings and brokered time deposits to core deposits.   The aforementioned balance sheet strategies executed by QCBT and RB&T in 2011 were major contributors to the shift in mix and the decline in interest expense.  Lastly, management continued to drive down deposit pricing.  The average cost of interest-bearing deposits declined 42 basis points from 1.42% for 2010 down to 1.00% for 2011.

The Company’s management intends to continue to shift the mix of funding from wholesale borrowing and brokered and other time deposits to core deposits including noninterest-bearing deposits.  Continuing this trend will strengthen the Company’s franchise value, reduce funding costs, and increase fee income opportunities through deposit service charges.

PROVISION FOR LOAN/LEASE LOSSES.  The provision for loan/lease losses is established based on a number of factors, including the Company’s historical loss experience, delinquencies and charge-off trends, the local and national economy and the risk associated with the loans/leases in the portfolio as described in more detail in the “Critical Accounting Policies” section.

The Company’s provision for loan/lease losses declined $2.2 million, or 34%, from $6.6 million for 2011 to $4.4 million for 2012.  This decline followed a drop in provision for loan/lease losses of $848 thousand, or 11%, comparing 2010 to 2011.  The declines were the result of continued improvement in loan quality as evidenced by a declining trend in the level of classified and criticized loans (see table and further discussion in the Allowance for Estimated Losses on Loans/Leases section).  This trend translated over to nonperforming loans/leases, as the Company’s level of nonperforming loans/leases declined $9.1 million, or 22%, from 2010 to 2011, and then again $6.6 million, or 21%, from 2011 to 2012.  The impact of improving loan quality to the provision for loan/lease losses more than offset the impact of loan growth over the past two years.

The Company had an allowance for estimated losses on loans/leases of 1.55% of total gross loans/leases at December 31, 2012, compared to 1.56% of total gross loans/leases at December 31, 2011, and compared to 1.74% of total gross loans/leases at December 31, 2010.

NONINTEREST INCOME.  The following tables set forth the various categories of noninterest income for the years ended December 31, 2012, 2011, and 2010.

	Years Ended
	December 31, 2012	December 31, 2011	$ Change	% Change

Trust department fees	$3,632,278	$3,368,995	$263,283	7.8%
Investment advisory and management fees, gross	2,361,159	2,108,918	252,241	12.0
Deposit service fees	3,485,929	3,493,001	(7,072)	(0.2)
Gains on sales of residential real estate loans	1,388,142	999,162	388,980	38.9
Gains on sales of government guaranteed portions of loans	1,069,565	1,565,881	(496,316)	(31.7)
Earnings on bank-owned life insurance	1,609,208	1,445,891	163,317	11.3
Credit card fees, net of processing costs	599,164	500,544	98,620	19.7
Subtotal	$14,145,445	$13,482,392	$663,053	4.9
Securities gains, net	104,600	1,472,528	(1,367,928)	(92.9)
Losses on other real estate owned, net	(1,332,972)	(374,910)	(958,062)	255.5
Other	3,704,222	2,881,868	822,354	28.5
Total noninterest income	$16,621,295	$17,461,878	$(840,583)	(4.8	) %

	Years Ended
	December 31, 2011	December 31, 2010	$ Change	% Change

Trust department fees	$3,368,995	$3,290,844	$78,151	2.4%
Investment advisory and management fees, gross	2,108,918	1,812,903	296,015	16.3
Deposit service fees	3,493,001	3,478,743	14,258	0.4
Gains on sales of residential real estate loans	999,162	1,655,570	(656,408)	(39.6)
Gains on sales of government guaranteed portions of loans	1,565,881	1,513,944	51,937	3.4
Earnings on bank-owned life insurance	1,445,891	1,331,085	114,806	8.6
Credit card fees, net of processing costs	500,544	259,590	240,954	92.8
Subtotal	$13,482,392	$13,342,679	$139,713	1.0
Securities gains, net	1,472,528	-	1,472,528	100.0
Losses on other real estate owned, net	(374,910)	(835,163)	460,253	(55.1)
Other	2,881,868	2,898,372	(16,504)	(0.6)
Total noninterest income	$17,461,878	$15,405,888	$2,055,990	13.3%

Trust department fees continue to be a significant contributor to noninterest income.  Income is generated primarily from fees charged based on assets under administration for corporate and personal trusts and for custodial services.  The majority of the trust department fees are determined based on the value of the investments within the fully managed trusts.  As the markets have experienced volatility with the national economy’s recovery from recession, the Company’s fee income has experienced similar volatility, but has realized net growth year-over-year in fee income for 2011 (2.4%) and 2012 (7.8%).  In recent years, the Company has been successful in expanding its customer base which has helped to offset some of the volatility and contributed to the net growth in fee income.

Over the past two years, management has placed a stronger emphasis on growing its investment advisory and management services, including adding three business development officers in late 2011 and early 2012.  Fee income from investment advisory and management services increased in consecutive years with year-over-year increases of 16.3% and 12.0% for 2011 and 2012, respectively.  Similar to trust department fees, these fees are largely determined based on the value of the investments managed.  And, similar to the trust department, the Company has had some success in expanding its customer base which has helped to offset the market volatility affecting asset values as the national economy continues to slowly recover.

As management understands the importance of growing fee income, expanding market share in trust and investment advisory services will continue to be a primary strategic focus.

Deposit service fees have remained flat over the past two years.  The Company has placed an emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits as the latter tends to be lower in interest cost and higher in service fees.  A large majority of this shift and growth over the past two years has been non-interest bearing correspondent bank deposits.  The majority of these deposits include a variety of services (processing of cash letter items, wire transfer services, safekeeping of securities, etc.) and the Company has offered a reduction of fees charged for these services if the correspondent bank carries a certain level of non-interest bearing deposits.  With loan demand weak and liquidity strong across the correspondent bank customer portfolio, the correspondent bank customers have carried higher deposits to maximize the reduction of fees.  The Company has continually reviewed the fees charged on all deposit-related services and has consistently increased across the board to be in line with or to lead the market.  In addition, the Company has recently evaluated the level of fee reduction and compensating balances for the aforementioned correspondent bank deposits and restructured the program to minimize the reduction of fees beginning in 2013.  The Company plans to continue the shift in mix of deposits and to focus on growing deposit service fees.

Regarding sales of residential mortgages, the Company experienced fluctuation as refinancing activity was strong in 2010, slowed in 2011, and rebounded in 2012 as the yield curve flattened further driving down longer-term interest rates and allowing opportunities for refinancing.

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

During the third quarter of 2011, as a result of favorable market conditions, QCBT sold $8.6 million of government agency securities for a pre-tax gain totaling $444 thousand.  The related sales proceeds were reinvested into residential mortgage-backed securities with higher yields and similar credit risk to the sold securities.  Similarly, as a result of favorable market conditions, RB&T sold $8.3 million of government agency securities for a pre-tax gain totaling $149 thousand.  The sales proceeds were utilized to diversify RB&T’s securities portfolio and fund loan growth.  Separately, during the first quarter of 2011, in an effort to offset the $832 thousand of fees for prepaying $15.0 million of FHLB advances, QCBT sold $37.4 million of government agency securities for a pre-tax gain totaling $880 thousand.  See detailed discussion of this restructuring transaction in the Net Interest Income and Margin section earlier in Management’s Discussion and Analysis.

In 2012, the Company incurred increased write-downs of existing OREO as the result of further declines in appraised values.  Of the total losses on OREO for the year, the Company wrote down $1.2 million of existing OREO and recognized losses on sales of $173 thousand.  Management continues to proactively manage its OREO portfolio in an effort to sell timely at minimal loss.  The Company’s OREO portfolio totaled $4.0 million at December 31, 2012 which is the lowest level since 2008.

Earnings on bank-owned life insurance (“BOLI”) experienced strong growth over the past two years.  The Company purchased additional BOLI in 2011 totaling $7.0 million (or growth of 21% over 2010), and another $2.0 million (or growth of 5% over 2011) in 2012.  Yields on BOLI (based on a simple average and excluding impact of federal tax exemption) were 3.67% for 2012 and 3.83% for 2011.  Notably, a small portion of the Company’s BOLI is variable rate whereby the returns are determined by the performance of the equity market.  Management intends to continue to review its BOLI investments to be consistent with policy and regulatory limits in conjunction with the rest of its earning assets in an effort to maximize returns while minimizing risk.

Included in other noninterest income for 2012, the Company recognized $580 thousand pre-tax gain on the sale of a small equity interest in a company that provided data processing services to the Company merchant credit card acquiring business that was previously sold in 2008.  In addition, CRBT recognized $616 thousand of fee income for the execution of interest rate swaps related to four commercial loans in 2012.  The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while CRBT receives a variable interest rate as well as an upfront fee depending on the pricing.  Management believes that these swaps help position CRBT more favorably for rising rate environments.  Management will continue to review opportunities to execute these swaps at all three of its subsidiary banks as the circumstances are appropriate for the borrower and the Company.

NONINTEREST EXPENSES.  The following tables set forth the various categories of noninterest expenses for the years ended December 31, 2012, 2011, and 2010.

	Years Ended
	December 31, 2012	December 31, 2011	$ Change	% Change

Salaries and employee benefits	$33,274,509	$30,365,020	$2,909,489	9.6%
Occupancy and equipment expense	5,635,257	5,297,949	337,308	6.4
Professional and data processing fees	4,317,939	4,461,187	(143,248)	(3.2)
FDIC and other insurance	2,330,611	2,698,282	(367,671)	(13.6)
Loan/lease expense	1,041,824	2,160,674	(1,118,850)	(51.8)
Advertising and marketing	1,445,476	1,288,797	156,679	12.2
Postage and telephone	959,708	937,557	22,151	2.4
Stationery and supplies	541,122	516,873	24,249	4.7
Bank service charges	853,895	725,717	128,178	17.7
Subtotal	$50,400,341	$48,452,056	$1,948,285	4.0
Prepayment fees on Federal Home Loan Bank advances	-	832,099	(832,099)	(100.0)
Other-than-temporary impairment losses on securities	62,400	118,847	(56,447)	(47.5)
Other	1,796,206	1,589,650	206,556	13.0
Total noninterest expense	$52,258,947	$50,992,652	$1,266,295	2.5%

	Years Ended
	December 31, 2011	December 31, 2010	$ Change	% Change

Salaries and employee benefits	$30,365,020	$27,843,127	$2,521,893	9.1%
Occupancy and equipment expense	5,297,949	5,472,248	(174,299)	(3.2)
Professional and data processing fees	4,461,187	4,524,519	(63,332)	(1.4)
FDIC and other insurance	2,698,282	3,528,267	(829,985)	(23.5)
Loan/lease expense	2,160,674	1,657,552	503,122	30.4
Advertising and marketing	1,288,797	1,053,909	234,888	22.3
Postage and telephone	937,557	1,004,176	(66,619)	(6.6)
Stationery and supplies	516,873	491,252	25,621	5.2
Bank service charges	725,717	420,252	305,465	72.7
Subtotal	$48,452,056	$45,995,302	$2,456,754	5.3
Prepayment fees on Federal Home Loan Bank advances	832,099	-	832,099	100.0
Other-than-temporary impairment losses on securities	118,847	113,800	5,047	4.4
Losses on lease residual values	-	617,000	(617,000)	(100.0)
Other	1,589,650	1,822,961	(233,311)	(12.8)
Total noninterest expense	$50,992,652	$48,549,063	$2,443,589	5.0%

Management places strong emphasis on overall cost containment and is committed to improve the Company’s general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, increased 9.1% and 9.6% in 2011 and 2012, respectively.  For the past two years, the increases are largely the result of:

•	Customary annual salary and benefits increases for the majority of the Company’s employee base in 2011 and 2012. For 2010, the Company did not generally increase salaries across the employee base.
•	Continued increases in health insurance-related employee benefits for the majority of the Company’s employee base.
•	Higher accrued incentive compensation based on improved financial performance in 2011 and 2012.
•
Targeted talent additions in late 2011 and early 2012.  Specifically, the Company added four business development officers (three in the Wealth Management Division and one in the Correspondent Banking Division) in an effort to continue to grow market share.

Occupancy and equipment expense increased from 2011 to 2012 with the purchases of additional technology for enhanced customer service and for improved fraud detection and prevention systems.  In addition, the largest branch of RB&T was renovated to allow for existing and future expansion.

Professional and data processing fees declined in 2011 and again in 2012 as management was successful in containing costs through contract renegotiation or managed reduction in activity where costs are determined on a usage basis.  Management will continue to focus on driving these recurring costs down.

FDIC and other insurance expense experienced significant declines in 2011 and 2012. FDIC insurance premiums are calculated using a variety of factors, including, but not limited to, balance sheet levels, funding mix, and regulatory compliance.  The subsidiary banks have been successful in managing these factors and driving down FDIC insurance cost.  In addition, the FDIC modified the calculation for premiums effective during the second quarter of 2011.  The modification was favorable for the Company’s subsidiary banks.

Loan/lease expense fluctuated significantly over the past two years with a 30% increase during 2011, and a 52% decline in 2012.  Generally, loan/lease expense has a direct relationship with the level of nonperforming loans/leases; however, it may deviate depending upon the individual nonperforming loans/leases.  Management expects these historically elevated levels of expense to continue to decline in line with the declining trend in nonperforming loans/leases.

The Company incurred additional expenses for advertising and marketing during 2011 and 2012 in an effort to gain market share across all three markets the Company serves.

Bank service charges, which include costs incurred to provide services to QCBT’s correspondent banking customer portfolio, have increased significantly over the past two years.  The increase is due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio over the past two years.

In an effort to utilize some of its excess liquidity and improve net interest margin by eliminating some of its higher cost wholesale funding, QCBT prepaid $15.0 million of FHLB advances during the first quarter of 2011.  As a result, QCBT incurred a prepayment fee totaling $832 thousand.  To offset these fees, QCBT sold $37.4 million of government sponsored agency securities for a pre-tax gain totaling $880 thousand.  See a detailed discussion of this restructuring transaction in the Net Interest Income and Margin section earlier in Management’s Discussion and Analysis.

During 2012, the Company’s evaluation of its securities portfolio for other-than-temporary impairment (“OTTI”) determined that two privately held equity securities experienced declines in fair value that were other-than-temporary.  As a result, the Company wrote down the value of these securities and recognized losses in the amount of $62 thousand.  Similarly, during 2011, the Company’s evaluation determined that two privately held equity securities experienced declines in fair value that were other-than-temporary and the Company wrote down the value of these securities and recognized losses in the amount of $119 thousand.  Moreover, in 2010, management identified a single issue trust preferred security that experienced a decline in fair value determined to be other-than-temporary.  As a result, the Company wrote down the value of this security and recognized a loss totaling $114 thousand.  The Company does not own any other trust preferred securities.

During the first quarter of 2010, the Company recognized losses in residual values for two direct financing equipment leases.  The sharp declines in value were isolated and attributable to changes in unique market conditions during the quarter related to the specific equipment.  Specifically, one of the affected leases related to auto-industry equipment.  During the first quarter of 2010, several like equipment dealers declared bankruptcy which led to disruption in the specific market.  As a result, pricing for new like equipment declined sharply.  Similarly, for the other affected lease, the underlying equipment was a commercial printer.  The commercial printing industry has experienced some challenges and pricing for this particular equipment experienced sharp declines during the first quarter of 2010.  In both cases, management determined the amount of the loss by comparing the recorded estimated residual value of the affected leases to the estimated value at the end of the lease term, as adjusted for the declined pricing for new like equipment.  And, in both cases, the equipment was sold in the second quarter of 2010 without any further losses realized.  For 2011 and 2012, there were no losses on residual values.  Management continues to perform periodic and specific reviews of its residual values, and has identified modest residual risk remaining in the lease portfolio.

INCOME TAX EXPENSE. The provision for income taxes was $4.5 million for 2012, or an effective tax rate of 25.7%, compared to $3.9 million for 2011, or an effective tax rate of 27.6%, for an increase of $666 thousand, or 17%.  The decline in effective tax rate is primarily the result of the following:

•	The continued application of tax credits that were acquired in the third quarter of 2011.
•
The increase in tax-exempt municipal securities during 2012, which, in turn, resulted in an increase in nontaxable income.  Specifically, the Company grew its municipal securities portfolio from $25.7 million at December 31, 2011 to $97.6 million at December 31, 2012.

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

FINANCIAL CONDITION

OVERVIEW.  Following is a table that represents the major categories of the Company’s balance sheet.

	As of December 31,
	2012		2011		2010
	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$110,488	5%	$100,673	5%	$143,737	8%
Securities	602,239	29%	565,229	29%	424,847	23%
Net loans/leases	1,267,462	61%	1,181,956	60%	1,152,174	63%
Other assets	113,541	5%	118,752	6%	115,877	6%
Total assets	$2,093,730	100%	$1,966,610	100%	$1,836,635	100%

Total deposits	$1,374,114	66%	$1,205,458	61%	$1,114,816	61%
Total borrowings	547,758	26%	590,603	30%	566,059	31%
Other liabilities	31,424	1%	26,116	1%	23,189	1%
Total stockholders' equity	140,434	7%	144,433	8%	132,571	7%
Total liabilities and stockholders' equity	$2,093,730	100%	$1,966,610	100%	$1,836,635	100%

Total assets grew $127.1 million, or 6%, to $2.09 billion at December 31, 2012, from $1.97 billion at December 31, 2011.  The Company grew its net loan/lease portfolio $85.5 million, or 7%, and its securities portfolio $37.0 million, or 7%, during 2012.  The asset growth was funded by strong and continued growth of the Company’s deposit portfolio (as balances grew $168.7 million, or 14%) partially offset by a reduction in federal funds purchased.

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

INVESTMENT SECURITIES. The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return.  With the strong growth in deposits more than outpacing the loan growth over the past two years, the Company has grown and diversified its securities portfolio, including increasing the portfolio of agency sponsored residential mortgage-backed securities as well as more than tripling the portfolio of municipal securities.  Of the latter, the large majority are privately placed debt issuances by municipalities located in or near the Company’s existing markets and require a thorough underwriting process before investment.  As the portfolio has grown over the recent years, management has elevated its focus on maximizing return while minimizing credit and interest rate risk.  Additionally, management will continue to diversify the portfolio with further growth strictly dictated by the pace of growth in deposits and loans.  Ideally, management expects to fund future loan growth partially with cashflow from the securities portfolio (calls and maturities of government sponsored agencies and/or paydowns on residential mortgage-backed securities).

Following is a breakdown of the Company’s securities portfolio by type as of December 31, 2012, 2011, and 2010.

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. govt. sponsored agency securities	$338,609	56%	$428,955	76%	$402,225	95%
Residential mortgage-backed and related securities	163,601	27%	108,854	19%	70	0%
Municipal securities	97,615	16%	25,689	5%	20,603	5%
Trust preferred securities	139	0%	81	0%	78	0%
Other securities	2,275	0%	1,650	0%	1,871	0%
	$602,239	100%	$565,229	100%	$424,847	100%

As a % of Total Assets	28.76%		28.74%		23.13%
Net Unrealized Gains as a % of Amortized Cost	1.44%		1.38%		0.27%
Duration (in years)	2.8		1.8		1.7

The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

See Note 2 to the consolidated financial statements for additional information regarding the Company’s investment securities.

LOANS/LEASES. The Company’s gross loan/lease portfolio grew $86.6 million, or 7%, from 1.20 billion at December 31, 2011, to $1.29 billion at December 31, 2012.  The growth was spread out over commercial and industrial ($43.5 million, or 12%), owner-occupied commercial real estate ($37.1 million, or 22%), residential real estate loans ($17.5 million, or 18%), and direct financing leases ($10.5 million, or 11%).  Partially offsetting this growth, commercial construction loans ($15.4 million, or 26%) and other non-owner occupied commercial real estate loans ($4.9 million, or 1%) declined.

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
•
The Company’s strategy to sell the government guaranteed portions of certain commercial and industrial loans at a premium.  The guaranteed portion typically ranged from 70% to 90% of the total outstanding loan balance.  For 2011, the Company sold $27.1 million of government guaranteed portions of commercial and industrial loans.

The shift in mix within the commercial loan portfolio in 2012 was favorable as commercial construction and other non-owner commercial real estate loans are historically riskier than commercial and industrial and owner-occupied commercial real estate loans.

Regarding the Company’s levels of qualified small business lending as defined by the Treasury as part of the Company’s participation in the SBLF, see the Stockholders’ Equity section later in the Management’s Discussion and Analysis.

The mix of loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial and industrial loans	$394,244	31%	$350,794	29%	$365,625	31%	$441,536	36%	$439,117	36%
Commercial real estate loans	593,979	46%	577,804	48%	553,717	47%	556,007	45%	526,669	43%
Direct financing leases	103,686	8%	93,212	8%	83,010	7%	90,059	7%	79,408	7%
Residential real estate loans	115,582	9%	98,107	8%	82,197	7%	70,608	6%	79,228	7%
Installment and other consumer loans	76,720	6%	78,223	7%	86,240	8%	84,271	6%	88,540	7%

Total loans/leases	$1,284,211	100%	$1,198,140	100%	$1,170,789	100%	$1,242,481	100%	$1,212,962	100%

Plus deferred loan/lease origination costs, net of fees	3,176		2,605		1,750		1,839		1,727
Less allowance for estimated losses on loans/leases	(19,925)		(18,789)		(20,365)		(22,505)		(17,809)

Net loans/leases	$1,267,462		$1,181,956		$1,152,174		$1,221,815		$1,196,880

Historically, the Company structures most residential real estate loans to conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell the loans on the secondary market avoiding the interest rate risk associated with longer term fixed rate loans and recognizing noninterest income for the gain on sale.  Loans originated for this purpose were classified as held for sale and are included in the residential real estate loans above.  Historically, the subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature or adjust in one to five years, and then retain these loans in their portfolios.  During 2011 and 2012, the Company originated and held a limited amount of 15-year fixed rate residential real estate loans that met certain credit guidelines.  The remaining residential real estate loans originated by the Company were sold on the secondary market to avoid the interest rate risk associated with longer term fixed rate loans.  In addition, the Company has not originated any subprime, Alt-A, no documentation, or stated income residential real estate loans throughout its history.

The following tables set forth the remaining maturities by loan/lease type as of December 31, 2012 and 2011.  Maturities are based on contractual dates.

	As of December 31, 2012
				Maturities After One Year
	Due in one year or less	Due after one through 5 years	Due after 5 years	Predetermined interest rates	Adjustable interest rates

	(dollars in thousands)

Commerical and industrial loans	$183,891	$147,051	$63,302	$117,183	$93,170
Commercial real estate loans	135,789	328,703	129,487	322,114	136,076
Direct financing leases	4,256	95,675	3,755	99,430	-
Residential real estate loans	1,717	2,253	111,612	75,573	38,292
Installment and other consumer loans	33,132	38,566	5,022	23,322	20,266
	$358,785	$612,248	$313,178	$637,622	$287,804

Percentage of total loans/leases	28%	48%	24%	69%	31%

	As of December 31, 2011
				Maturities After One Year
	Due in one year or less	Due after one through 5 years	Due after 5 years	Predetermined interest rates	Adjustable interest rates

	(dollars in thousands)

Commerical and industrial loans	$144,928	$150,567	$55,299	$108,815	$97,051
Commercial real estate loans	129,446	332,610	115,748	336,709	111,649
Direct financing leases	3,109	86,663	3,440	90,103	-
Residential real estate loans	825	1,064	96,218	57,244	40,038
Installment and other consumer loans	27,389	43,869	6,965	27,333	23,501
	$305,697	$614,773	$277,670	$620,204	$272,239

Percentage of total loans/leases	26%	51%	23%	69%	31%

Over the past two years, the Company has seen minimal extension of its overall loan/lease portfolio.  With the growth in municipal securities and residential real estate loans, both of which are longer duration assets with fixed interest rates, it’s important that the Company limits extension of the rest of the loan portfolio in an effort to limit exposure to rising rate scenarios.  The aforementioned strategy discussed in the Noninterest Income section for execution of interest rate swaps on commercial loans helps to offset the growth of the longer term fixed rate assets and maintain a favorable interest rate risk profile.

Management continues to focus on growing quality loans/leases and carefully monitors maturities and interest rate sensitivity of the current portfolio.

See Note 3 to the consolidated financial statements for additional information on the Company’s loan/lease portfolio.

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES.  The allowance for estimated losses on loans/leases totaled $19.9 million at December 31, 2012, which was an increase of $1.1 million, or 6%, from $18.8 million at December 31, 2011.  Provision for loan/lease losses totaled $4.4 million for 2012 and outpaced net charge-offs of $3.2 million, or 27 basis points of average loans/leases outstanding, which is the lowest level since 2008.

The allowance for estimated losses on loans/leases was $18.8 million at December 31, 2011, which was a decline of $1.6 million, or 8%, from $20.4 million at December 31, 2010.  For 2011, net charge-offs of $8.2 million, or 70 basis points of average loans/leases outstanding, exceeded provision leading to the net decline.

The following table summarizes the activity in the allowance for estimated losses on loans/leases.

	Years ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)

Average amount of loans/leases outstanding, before allowance for estimated losses on loans/leases	$1,219,623	$1,177,705	$1,209,587	$1,222,493	$1,124,255

Allowance for estimated losses on loans/leases:
Balance, beginning of fiscal period	$18,789	$20,365	$22,505	$17,809	$11,315
Charge-offs:
Commercial and industrial	(683)	(3,334)	(2,609)	(7,510)	(1,205)
Commercial real estate	(2,232)	(3,682)	(5,922)	(2,824)	(805)
Direct financing leases	(740)	(1,101)	(999)	(1,255)	(264)
Residential real estate	(4)	-	(35)	(314)	(326)
Installment and other consumer	(717)	(945)	(1,135)	(2,104)	(1,085)
Subtotal charge-offs	(4,376)	(9,062)	(10,700)	(14,007)	(3,685)

Recoveries:
Commercial and industrial	663	414	380	344	313
Commercial real estate	222	287	381	98	420
Direct financing leases	77	3	163	52	-
Residential real estate	-	-	-	40	81
Installment and other consumer	179	166	172	1,193	143
Subtotal recoveries	1,141	870	1,096	1,727	957

Net charge-offs	(3,235)	(8,192)	(9,604)	(12,280)	(2,728)
Provision charged to expense	4,371	6,616	7,464	16,976	9,222
Balance, end of fiscal year	$19,925	$18,789	$20,365	$22,505	$17,809

Ratio of net charge-offs to average loans/leases outstanding	0.27%	0.70%	0.79%	1.00%	0.24%

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

During the year ended December 31, 2010, two of the Company’s subsidiary banks, CRBT and RB&T, decreased the duration for the historical charge-off experience used in the quantitative factor from five years to three years.  Based on the change (growth, mix, and quality) of the loan portfolios of CRBT and RB&T over the past several years, management determined decreasing the duration appropriately addressed the credit risk within the current portfolios.

The Company continued the strengthening of its core loan portfolio as the levels of criticized and classified loans declined in 2011 and 2012, as reported in the following table.

	As of December 31,
Internally Assigned Risk Rating *	2012	2011	2010

	(dollars in thousands)

Special Mention (Rating 6)	$22,056	$26,034	$43,551
Substandard (Rating 7) - Performing	31,821	36,278	42,498
Substandard (Rating 7) - Nonperforming	16,427	26,434	32,612
Doubtful (Rating 8)	-	-	21
	$70,304	$88,746	$118,682

Criticized Loans **	$70,304	$88,746	$118,682
Classified Loans ***	$48,248	$62,712	$75,131

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

The declining trend in criticized and classified loans over the past two years translated to a reduction in nonperforming loans/leases of $6.6 million, or 21%, during 2012, and $9.1 million, or 22%, during 2011.  Furthermore, nonperforming loans/leases have declined $22.4 million, or 47%, from their peak at September 30, 2010.  See the table in the following section for further detail on nonperforming loans/leases and nonperforming assets.  As a direct result, the level of allowance as a percentage of gross loans/leases has declined since 2009 and leveled off in 2012.  Notably, the Company has strengthened its allowance as a percentage of nonperforming loans/leases.  The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of nonperforming loans/leases as of December 31, 2012, 2011, and 2010.

	As of December 31,
	2012	2011	2010

Allowance / Gross Loans/Leases	1.55%	1.56%	1.74%
Allowance / Nonperforming Loans/Leases *	78.47%	58.70%	49.49%

*Nonperforming loan/leases consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing troubled debt restructurings.

The following table presents the allowance for estimated losses on loans/leases by type and the percentage of loan/lease type to total loans/leases.

	As of December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Commercial and industrial loans	4,532	31%	4,878	29%	7,549	31%	6,239	36%	8,260	36%
Commercial real estate loans	11,070	46%	10,597	48%	9,087	47%	11,147	45%	6,255	43%
Direct financing leases	1,990	8%	1,339	8%	1,531	7%	1,681	7%	1,402	7%
Residential real estate loans	1,070	9%	705	8%	748	7%	737	6%	690	7%
Installment and other consumer loans	1,263	6%	1,270	7%	1,450	8%	2,407	6%	1,195	7%
Unallocated	-	NA	-	NA	-	NA	294	NA	7	NA
	$19,925	100%	$18,789	100%	$20,365	100%	$22,505	100%	$17,809	100%

% - Represents the percentage of the certain type of loan/lease to total loans/leases

Although management believes that the allowance for estimated losses on loans/leases at December 31, 2012 was at a level adequate to absorb probable losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future.  Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require additional increases in the provision.  Asset quality is a priority for the Company and its subsidiaries.  The ability to grow profitably is in part dependent upon the ability to maintain that quality.  The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 3 to the consolidated financial statements for additional information on the Company’s allowance for estimated losses on loans/leases.

NONPERFORMING ASSETS.  The table below presents the amounts of nonperforming assets.

	As of December 31,
	2012	2011	2010	2009	2008

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$17,932	$18,995	$37,427	$28,742	$20,828
Accruing loans/leases past due 90 days or more	159	1,111	320	89	222
Troubled debt restructures - accruing	7,300	11,904	3,405	1,201	-
Other real estate owned	3,955	8,386	8,535	9,286	3,857
Other repossessed assets	212	109	366	1,071	450
	$29,558	$40,505	$50,053	$40,389	$25,357

Nonperforming loans/leases to total loans/leases	1.97%	2.67%	3.51%	2.41%	1.73%
Nonperforming assets to total loans/leases plus reposessed property	2.29%	3.35%	4.24%	3.22%	2.08%
Nonperforming assets to total assets	1.41%	2.06%	2.73%	2.27%	1.58%
Texas ratio (3)	18.68%	25.58%	33.57%	27.47%	23.69%

(1)	Includes government guaranteed portions of loans, if applicable.
(2)	Includes troubled debt restructurings of $5.7 million at December 31, 2012, $8.6 million at December 31, 2011, $12.6 million at December 31, 2010 and none for the other periods presented.
(3)
Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance for Estimated Losses on Loans/Leases.  Texas Ratio is a non-GAAP financial measure.  Management included as this is considered by many investors and analysts to be a metric with which to analyze and evaluate asset quality.  Other companies may calculate this ratio differently.

Historically, the large majority of the Company’s nonperforming assets consisted of nonaccrual loans/leases and OREO.  For nonaccrual loans/leases, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate.  OREO is carried at the lower of carrying amount or fair value less costs to sell.

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

Over the past two years, the Company’s nonperforming assets have declined significantly ($10.9 million, or 27%, during 2012, and $9.5 million, or 19%, during 2011).  A combination of improved performance and charge-offs contributed to the general decrease throughout 2011 and 2012.  In addition, there was a significant shift in mix as accruing troubled debt restructurings (“TDRs”) grew and nonaccrual loans/leases and OREO fell during the two-year period.  This shift in mix is favorable as the accruing TDRs are performing on the restructured terms and accruing interest income.

DEPOSITS.  Deposits grew $168.7 million, or 14%, during 2012, and grew $90.6 million, or 8%, during 2011.  The table below presents the composition of the Company’s deposit portfolio.

	As of December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Noninterest bearing demand deposits	$450,660	33%	$357,184	30%	$276,827	25%
Interest bearing demand deposits	588,912	43%	510,788	42%	460,624	41%
Time deposits	289,222	21%	292,575	24%	312,010	28%
Brokered time deposits	45,320	3%	44,911	4%	65,355	6%
	$1,374,114	100%	$1,205,458	100%	$1,114,816	100%

The Company has been successful in shifting the deposit mix over the past two years with an increase in noninterest bearing deposits and declines in brokered and retail time deposits.  Specifically, QCBT continues to have success growing its correspondent banking business as noninterest bearing correspondent deposits more than doubled growing $123.2 million from $80.8 million at December 31, 2010 to $204.0 million at December 31, 2012.  These increases and the Company’s overall strong liquidity position have allowed the Company to reduce the level of brokered and other time deposits which drives the reduction in the Company’s average cost of deposits.  Management will continue to focus on growing its noninterest bearing deposit portfolio, including its correspondent banking business at QCBT, as well as shifting the mix from brokered and other higher cost deposits to lower cost core deposits.  With the significant success achieved by QCBT in growing its correspondent banking business, QCBT has developed procedures to proactively monitor this industry concentration of deposits and loans.  See discussion regarding policy limits on bank stock loans in the Lending/Leasing section under Item 1 – Business in Part I of this Form 10-K.

SHORT-TERM BORROWINGS.  The subsidiary banks offer overnight repurchase agreements to some of their major customers.  Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank, or from their correspondent banks.  The table below presents the composition of the Company’s short-term borrowings.

	As of December 31,
	2012	2011	2010

	(dollars in thousands)

Overnight repurchase agreements with customers	$104,943	$110,236	$118,904
Federal funds purchased	66,140	103,300	22,250
	$171,083	$213,536	$141,154

The large increase in federal funds purchased from December 31, 2010 to December 31, 2011 was temporary and the result of short-term fluctuations in noninterest bearing correspondent deposit balances for several customers over the end of the year.

See Note 6 to the consolidated financial statements for additional information on the Company’s short-term borrowings.

FHLB ADVANCES AND OTHER BORROWINGS.  As a result of their memberships in the FHLB of Des Moines and Chicago, the subsidiary banks have the ability to borrow funds for short-term or long-term purposes under a variety of programs.  The subsidiary banks utilize FHLB advances for loan matching as a hedge against the possibility of rising interest rates or when these advances provide a less costly source of funds than customer deposits.  FHLB advances declined $34.0 million, or 14%, during 2011 as the result of a combination of prepayment ($15.0 million) and maturities ($19.0 million).  For 2012, FHLB advances declined slightly; however, the decline would have been larger if RB&T had not borrowed a short-term 14-day advance in the amount of $9.0 million at the end of 2012 for short-term funding needs because the cost of the FHLB advance was less than federal funds purchased.

	As of December 31,
	2012	2011	2010

	(dollars in thousands)

Amount Due	$202,350	$204,750	$238,750
Weighted Average Interest Rate at Year-End	3.45%	3.67%	3.84%

See Note 7 to the consolidated financial statements for additional information regarding FHLB advances.

Other borrowings consist largely of wholesale structured repurchase agreements which the subsidiary banks utilize as an alternative funding source to FHLB advances and customer deposits.   The table below presents the composition of the Company’s other borrowings.

	As of December 31,
	2012	2011	2010

	(dollars in thousands)

Wholesale structured repurchase agreements	$130,000	$130,000	$135,000
364-day revolving note	5,600	3,600	2,500
Series A subordinated notes	2,640	2,632	2,624
Secured borrowings - loan participations sold	-	-	9,946
	$138,240	$136,232	$150,070

The increase in borrowing on the 364-day revolving note of $2.0 million was the result of funding needed to execute on the partial redemption of the Series F Preferred Stock previously issued to the Treasury under the SBLF program.  For a detailed discussion of this partial redemption, see below.

As a result of a change in accounting rules, effective January 1, 2010, the Company recorded $9.9 million of secured borrowings and $561 thousand of deferred gains related to sales of the government guaranteed portion of certain loans as of December 31, 2010.  These secured borrowings did not bear interest and matured within 90 days of the sales, at which time the sales were fully recognized for accounting purposes.

Effective with the second quarter of 2011, SBA and USDA removed the recourse provisions for future sales which allows for sale accounting treatment at the time of sale.  As a result, the Company was able to recognize gains at the time of sale for the sales during the second quarter and in subsequent periods.  In addition, the Company did not have any related secured liabilities at December 31, 2011 or December 31, 2012.

Additional information regarding other borrowings is described in Note 8 to the consolidated financial statements.

It is management’s intention to continue to reduce the reliance on wholesale funding, including FHLB advances, structured repos, and brokered time deposits.  Replacement of this funding with core deposits helps to reduce interest expense as the wholesale funding tends to be higher funding cost.  Management continually evaluates the potential opportunities to prepay or modify (essentially refinance at a net lower interest rate while extending the maturity) these liabilities, as the Company has successfully executed in the past.  The table below presents the maturity schedule including weighted average cost for the Company’s combined wholesale funding portfolio.

	As of December 31,
	2012		2011
Maturity:	Amount Due	Weighted Average Interest Rate at Quarter-End	Amount Due	Weighted Average Interest Rate at Year-End
	(dollar amounts in thousands)
Year ending December 31:

2012	$-	0.00%	$34,601	2.93%
2013	34,508	1.29	18,000	2.24
2014	39,170	2.88	39,170	2.87
2015	66,000	2.59	67,000	2.97
2016	85,992	3.72	82,890	3.81
2017	46,000	3.70	42,000	3.91
Thereafter	106,000	3.66	96,000	3.75
Total Wholesale Funding	$377,670	3.20	$379,661	3.41

STOCKHOLDERS’ EQUITY.  The table below presents the composition of the Company’s stockholders’ equity, including the common and preferred equity components.

	As of December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Common stock	$5,039		$4,879		$4,732
Additional paid in capital - common	25,804		26,381		24,328
Retained earnings	53,327		44,586		40,551
Accumulated other comprehensive income	4,707		4,755		704
Noncontrolling interests	-		2,052		1,648
Less: Treasury stock	(1,606)		(1,606)		(1,606)
Total common stockholders' equity	87,271	62%	81,047	56%	70,357	53%

Preferred stock	55		65		63
Additional paid in capital - preferred	53,108		63,321		62,151
Total preferred stockholders' equity	53,163	38%	63,386	44%	62,214	47%

Total stockholders' equity	$140,434	100%	$144,433	100%	$132,571	100%

Tangible common equity* / total tangible assets	4.02%		3.85%		3.56%

*Tangible common equity is defined as total common stockholders’ equity excluding equity of noncontrolling interests and excluding goodwill and other intangible assets.  This ratio is a non-GAAP financial measure.  Management included this ratio as it is considered by many investors and analysts to be a metric with which to analyze and evaluate the equity composition.  Other companies may calculate this ratio differently.

The following table presents the details of the preferred stock issued and outstanding as of December 31, 2012.

	Date Issued	Aggregate Purchase Price	Stated Dividend Rate	Annual Dividend

Series E Non-Cumulative Convertible Perpetual Preferred Stock	June 2010	$25,000,000	7.00%	$1,750,000
Series F Non-Cumulative Perpetual Preferred Stock	September 2011	29,867,000	5.00%	1,493,350
		$54,867,000		$3,243,350

The Series E Noncumulative Convertible Perpetual Preferred Stock (the “Series E Preferred Stock”) is perpetually convertible by the holder into shares of the Company’s common stock at a per share conversion price of $12.15, subject to anti-dilution adjustments upon the occurrence of certain events.  In addition, the Company can exercise a conversion option on or after the third anniversary of the issue date (June 30, 2013) at the same $12.15 per share conversion price if the Company’s common stock price equals or exceeds $17.22 for at least 20 trading days in a period of 30 consecutive trading days.

Regarding the Series F Preferred Stock, non-cumulative dividends are payable quarterly, and the dividend rate is based on changes in the level of “Qualified Small Business Lending” or “QSBL” by the Company’s wholly owned bank subsidiaries, QCBT, CRBT and RB&T.  Based upon the change in the banks’ level of QSBL over the baseline level (as defined by the SBLF, the baseline is the average of QSBL for the last two quarters of 2009 and the first two quarters of 2010), the dividend rate for the first 10 calendar quarters may be adjusted to between 1% and 5%.  For the 11th calendar quarter through 4.5 years after issuance, the dividend rate will be fixed at between 1% and 5%, based upon the increase in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e. as of September 30, 2013), or will be fixed at 7% if there is no increase or there is a decrease in QSBL during such period.  In addition, beginning on April 1, 2014 and ending on April 1, 2016, if there is no increase or there is a decrease in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e. as of September 30, 2013), because of the Company’s participation in the TCPP, the Company will be subject to an additional lending incentive fee of 2% per year, or 9% dividend rate.  After 4.5 years from issuance, regardless of QSBL growth over baseline, the dividend rate will increase to 9%.

For 2011 and 2012, the Company reported a net decline in QSBL from the baseline; therefore, the dividend rate for all of the corresponding calendar quarters was 5%.  Specifically, as of December 31, 2012, the Company reported its QSBL in accordance with SBLF guidelines and calculated a net decline from the baseline of $66.9 million, or 15%.  The decline is primarily the result of the following:

•
The Company’s strategic introduction into SBA and USDA lending in 2010.  The government guaranteed portion of these loans (typically 50% to 85% of the total amount outstanding) is not eligible as QSBL per SBLF guidelines.

•
Based on the size of the Company and its legal lending limit, the majority of commercial loan growth over the past several years has been to businesses whose revenues exceeded the limits defined as QSBL per SBLF guidelines.

•
The Company had a strong small business loan portfolio as of the baseline, which coupled with the residual impact of the economic downturn  and the increased competition for small business loans (as many competitor lenders shifted their focus from construction and non-owner occupied commercial real estate lending to small business lending), resulted in originations outpaced by payments and maturities in the second half of 2010 and all of 2011.

Since the baseline, the Company continues to support the lending needs of small businesses, although some of this support may be ineligible as QSBL per SBLF guidelines.  Regardless of eligibility, the Company will continue to focus strongly on small business lending.

On June 29, 2012, the Company redeemed 10,223 shares of Series F Preferred Stock from the Treasury for an aggregate redemption amount of $10.2 million plus unpaid dividends to the date of redemption of $125 thousand.  The remaining Series F Preferred Stock may be redeemed at any time at the option of the Company, subject to approval of the Company’s primary federal banking regulator.  All redemptions must be in amounts equal to the lesser of at least 25% of the number of originally issued shares, or 100% of the then-outstanding shares.

See Note 10 to the consolidated financial statements for detail on the Company’s preferred stock.

DISCUSSION ON CHANGES IN STOCKHOLDERS’ EQUITY FOR 2012.  Stockholders’ equity decreased $4.0 million, or 3%, during 2012.  Net income of $13.1 million for 2012 increased retained earnings; however, this was more than offset by the partial redemption of $10.2 million of the Series F Preferred Stock, the purchase of the noncontrolling interests of m2 and VPHC of $4.7 million, and the declaration of preferred and common stock dividends totaling $3.5 million and $381 thousand, respectively.  Specifically regarding the preferred stock dividends, the following details the dividend activity for 2012:

•	$1.8 million for the four quarterly dividends on the outstanding shares of the Series E Preferred Stock at a stated dividend rate of 7.00%, and
•	$1.7 million for the four quarterly dividends on the outstanding shares of the Series F Preferred Stock at a stated dividend rate of 5.00%.

See discussion above and Note 10 to the consolidated financial statements for further discussion on the partial redemption of the Series F Preferred Stock.

See Note 21 to the consolidated financial statements for discussion on the acquisition of the noncontrolling interest in m2 which comprises the large majority of the total purchase of $4.7 million described above.

Lastly, the available for sale portion of the securities portfolio experienced a slight decline in fair value for 2012.

DISCUSSION ON CHANGES IN STOCKHOLDERS’ EQUITY FOR 2011.  Stockholders’ equity increased $11.9 million, or 9%, during 2011.  Net income of $10.1 million for 2011 increased retained earnings; however, this was partially offset by declaration and accrual of preferred stock dividends and discount accretion totaling $5.3 million, and declaration of common stock dividends of $373 thousand.  Specifically regarding the preferred stock dividends, the following details the dividend activity for 2011:

•
$1.8 million for the quarterly dividends on the outstanding shares of the Series D Cumulative Perpetual Preferred Stock (the “Series D Preferred Stock”) at a stated rate of 5.00%, including the related discount accretion, paid up through redemption which occurred on September 15, 2011,

•	$1.2 million for the accelerated accretion of the remaining discount on the redeemed Series D Preferred Stock,
•	$1.8 million for the four quarterly dividends on the outstanding shares of the Series E Preferred Stock at a stated dividend rate of 7.00%, and
•	$590 thousand for the first quarterly dividend on the outstanding shares of the Series F Preferred Stock at a stated dividend rate of 5.00%.

The net proceeds from the issuance of the Series F Preferred Stock and the simultaneous redemption of the Series D Preferred Stock totaled $1.7 million which helped contribute to the increase in stockholder’s equity.  See Note 10 to the consolidated financial statements for additional information on the Series F Preferred Stock.

Lastly, the available for sale portion of the securities portfolio experienced an increase in fair value of $4.1 million, net of tax, for 2011 as a result of fluctuation in certain market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs.  The Company monitors liquidity risk through contingency planning stress testing on a regular basis.  The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable.  One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which averaged $98.6 million during 2012, $128.0 million during 2011, and $129.0 million during 2010.  The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.  During 2012, the Company invested some of its excess liquidity as its overall liquidity position (both on and off balance sheet liquidity) had strengthened.

The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, FHLB advances, structured repos, brokered time deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales.  The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on the regular monthly payments on its residential mortgage-backed securities portfolio.  At December 31, 2012, the subsidiary banks had 31 lines of credit totaling $311.7 million, of which $52.7 million was secured and $259.0 million was unsecured.  At December 31, 2012, $271.7 million was available as $40.0 million was utilized for short-term borrowing needs at QCBT.  At December 31, 2011, the subsidiary banks had 22 lines of credit totaling $225.4 million, of which $72.9 million was secured and $152.5 million was unsecured.  At December 31, 2011, $159.4 million was available as $66.0 million was utilized as a result of the short-term fluctuations in noninterest bearing correspondent deposit balances for several customers over the end of the year.  The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company has a single $20.0 million secured revolving credit note with a maturity of March 29, 2013.  As of December 31, 2012, the Company had $14.4 million available as the note carried an outstanding balance of $5.6 million.  See Note 8 to the consolidated financial statements for additional information regarding the lines of credit and revolving credit note.

Investing activities used cash of $132.8 million during 2012 compared to $137.3 million for 2011, and $59.5 million for 2010.  Proceeds from calls, maturities, paydowns, and sales of securities were $433.5 million for 2012 compared to $486.3 million for 2011, and $326.1 million for 2010.  Purchases of securities used cash of $474.5 million for 2012 compared to $622.2 million for 2011, and $383.0 million for 2010.  The net increase in loans/leases used cash of $91.3 million for 2012 compared to $56.1 million for 2011.  For 2010, the Company’s net decrease in loans/leases was $63.4 million.

Financing activities provided cash of $110.5 million for 2012 compared to $111.8 million for 2011, and $47.7 million for 2010.  Net increases in deposits totaled $168.7 million, $90.6 million, and $25.5 million for 2012, 2011, and 2010, respectively.

Total cash provided by operating activities was $30.7 million for 2012 compared to $36.6 million for 2011, and $17.9 million for 2010.

Throughout its history, the Company has secured additional capital through various resources, including the issuance of trust preferred securities and the issuance of preferred stock.  See Notes 9 and 10 to the consolidated financial statements for information on the issuance of trust preferred securities and the issuance of preferred stock, respectively.

As of December 31, 2012 and 2011, the subsidiary banks remained “well-capitalized” in accordance with regulatory capital requirements administered by the federal banking authorities.  See Note 14 to the consolidated financial statements for detail of the capital amounts and ratios for the Company and subsidiary banks.

In June 2012, the federal bank regulatory agencies issued joint proposed rules that would implement an international capital accord called “Basel III,” developed by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors.  The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, include unrealized gains and losses on available-for-sale securities as Tier 1 Capital, and would change the risk-weightings of certain assets for the purposes of calculating certain capital ratios.  The proposed changes, if implemented, would be phased in from 2013 through 2019.  The comment period with respect to the proposed rules expired on October 22, 2012.  Various banking associations, industry groups, individual financial institutions (including the Company) provided comments on the proposed rules to the regulators.  On November 9, 2012, the federal bank regulatory agencies announced that the implementation of the proposed rules under Basel III in the United States was indefinitely delayed.  It is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules.  Management continues to assess the effect of the proposed rules on the Company and the subsidiary banks’ capital positions and will monitor development regarding the proposed rules.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The banks hold collateral, as described above, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the banks would be required to fund the commitments.  The maximum potential amount of future payments the banks could be required to make is represented by the contractual amount.  If the commitment is funded, the banks would be entitled to seek recovery from the customer.  At December 31, 2012 and 2011, no amounts had been recorded as liabilities for the banks' potential obligations under these guarantees.

As of December 31, 2012 and 2011, commitments to extend credit aggregated $430.1 million and $393.6 million, respectively.  As of December 31, 2012 and 2011, standby letters of credit aggregated $15.2 million and $8.3 million, respectively.  Management does not expect that all of these commitments will be funded.

Additional information regarding commitments, contingencies, and off-balance sheet arrangements is described in Note 16 to the consolidated financial statements.

The Company has various financial obligations, including contractual obligations and commitments, which may require future cash payments.  The following table presents, as of December 31, 2012, significant fixed and determinable contractual obligations to third parties by payment date.  Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Financial	Payments Due by Period
Description	Statement Note Reference	Total	One Year or Less	2 - 3 Years	4 - 5 Years	After 5 Years

		(dollars in thousands)

Deposits without a stated maturity	N/A	$1,039,572	$1,039,572	$-	$-	$-

Certificates of deposit	5	334,542	225,152	90,917	18,473	-

Short-term borrowings	6	171,083	171,083	-	-	-

FHLB advances	7	202,350	24,000	43,850	93,500	41,000

Other borrowings	8	138,240	5,600	35,000	30,000	67,640

Junior subordinated debentures	9	36,085	-	-	-	36,085

Rental commitments	4	1,752	373	592	448	339

Operating contracts	N/A	6,158	4,173	1,985	-	-

Total contractual cash obligations		$1,929,782	$1,469,953	$172,344	$142,421	$145,064

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The Company had no purchase obligations at December 31, 2012.  The Company's operating contract obligations represent short and long-term lease payments for data processing equipment and services, software, and other equipment and professional services.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.  ASU 2011-04 amended Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarified the application of existing fair value measurement requirements, changed certain principles in Topic 820 and required additional fair value disclosures. ASU 2011-04 was effective for annual periods beginning after December 15, 2011, and did not have a significant impact on the Company’s consolidated financial statements.  See Note 19 to the consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. ASU 2011-05 amended Topic 220, Comprehensive Income, to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 required entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 was effective for annual periods beginning after December 15, 2011.  Additionally, in December 2011, FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.  ASU 2011-12 deferred the effective date for the changes in ASU 2011-05 that specifically refer to the presentation of the effects of reclassifications adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented.  ASU 2011-12 reinstated the requirements of the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of ASU 2011-05.   ASU 2011-12 and 2011-05 were both effective for the Company for the quarter ending March 31, 2012.  See new separate consolidated statements of comprehensive income within the consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet, and instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.  ASU 2013-02 supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income (“AOCI”) in ASUs 2011-05 and 2011-12, which were adopted by the Company during the current year.  The amendments require an entity to provide information about the amounts reclassified out of AOCI by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required to be reclassified in its entirety in the same reporting period.  For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required.  Adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

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
•
Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the FASB, the Securities and Exchange Commission or the Public Company Accounting Oversight Board.

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

One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes.  This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet.  This sensitivity analysis demonstrates net interest income exposure annually over a five-year horizon, assuming no balance sheet growth and various interest rate scenarios including no change in rates; 200, 300, 400, and 500 basis point upward shifts; and a 100 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date.  The model assumes parallel and pro rata shifts in interest rates over a twelve-month period for the 200 basis point upward shift and 100 basis point downward shift.  For the 400 basis point upward shift, the model assumes a parallel and pro rata shift in interest rates over a twenty-four month period.  For the 500 basis point upward shift, the model assumes a flattening and pro rata shift in interest rates over a twelve-month period where the short-end of the yield curve shifts upward greater than the long-end of the yield curve.  Effective with the modeling for the second quarter of 2010, the Company added an interest rate scenario where interest rates experience a parallel and instantaneous shift upward 300 basis points.  The asset/liability management committees of the subsidiary bank boards of directors has established policy limits of a 10% decline in net interest income for the 200 and the newly added 300 basis point upward shifts and the 100 basis point downward shift.

Application of the simulation model analysis at December 31, 2012 demonstrated the following:

	NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010

100 basis point downward shift	-1.5%	-1.5%	-1.9%
200 basis point upward shift	-0.9%	-3.1%	-3.0%
300 basis point upward shock	0.8%	-4.2%	-1.6%

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

Item 8.                      Financial Statements

QCR Holdings, Inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statements

Consolidated balance sheets as of December 31, 2012 and 2011

Consolidated statements of income for the years ended December 31, 2012, 2011, and 2010

Consolidated statements of comprehensive income for the years ended December 31, 2012, 2011, and 2010
Consolidated statements of changes in stockholders' equity for the years ended December 31, 2012, 2011, and 2010

Consolidated statements of cash flows for the years ended December 31, 2012, 2011, and 2010

Notes to consolidated financial statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
QCR Holdings, Inc.

We have audited the accompanying consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QCR Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion on the effectiveness of QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting.

Davenport, Iowa
March 11, 2013

QCR Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2012 and 2011

Assets	2012	2011
Cash and due from banks	$61,568,446	$53,136,710
Federal funds sold	26,560,000	20,785,000
Interest-bearing deposits at financial institutions	22,359,490	26,750,602

Securities held to maturity, at amortized cost	72,079,385	200,000
Securities available for sale, at fair value	530,159,986	565,029,291
	602,239,371	565,229,291

Loans receivable, held for sale	4,577,233	3,832,760
Loans/leases receivable, held for investment	1,282,810,406	1,196,912,737
	1,287,387,639	1,200,745,497
Less allowance for estimated losses on loans/leases	(19,925,204)	(18,789,262)
	1,267,462,435	1,181,956,235

Premises and equipment, net	31,262,390	31,740,751
Goodwill	3,222,688	3,222,688
Bank-owned life insurance	45,620,489	42,011,281
Restricted investment securities	15,747,850	15,253,600
Other real estate owned, net	3,954,538	8,385,758
Other assets	13,732,795	18,138,138
Total assets	$2,093,730,492	$1,966,610,054

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$450,659,723	$357,183,481
Interest-bearing	923,454,377	848,274,307
Total deposits	1,374,114,100	1,205,457,788

Short-term borrowings	171,082,961	213,536,450
Federal Home Loan Bank advances	202,350,000	204,750,000
Other borrowings	138,239,762	136,231,663
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	31,424,848	26,116,451
Total liabilities	1,953,296,671	1,822,177,352

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $1 par value, shares authorized 250,000	54,867	65,090
December 2012 - 54,867 shares issued and outstanding
December 2011 - 65,090 shares issued and outstanding
Common stock, $1 par value; shares authorized 20,000,000	5,039,448	4,879,435
December 2012 - 5,039,448 shares issued and 4,918,202 outstanding
December 2011 - 4,879,435 shares issued and 4,758,189 outstanding
Additional paid-in capital	78,912,791	89,702,533
Retained earnings	53,326,542	44,585,902
Accumulated other comprehensive income	4,706,683	4,754,714
Noncontrolling interests	-	2,051,538
Less treasury stock, December 2012 and 2011 - 121,246 common shares, at cost	(1,606,510)	(1,606,510)
Total stockholders' equity	140,433,821	144,432,702
Total liabilities and stockholders' equity	$2,093,730,492	$1,966,610,054

See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Interest and dividend income:
Loans/leases, including fees	$63,363,520	$64,807,673	$67,999,191
Securities:
Taxable	10,781,300	10,877,832	10,109,083
Nontaxable	2,339,579	983,040	907,085
Interest-bearing deposits at financial institutions	378,566	404,879	411,079
Restricted investment securities	507,281	557,698	497,214
Federal funds sold	5,627	92,126	173,714
Total interest and dividend income	77,375,873	77,723,248	80,097,366

Interest expense:
Deposits	6,218,713	8,939,056	12,681,625
Short-term borrowings	248,545	290,450	628,255
Federal Home Loan Bank advances	7,279,599	7,972,025	9,246,562
Other borrowings	4,940,970	5,149,022	5,732,142
Junior subordinated debentures	1,038,786	1,227,839	1,945,014
Total interest expense	19,726,613	23,578,392	30,233,598

Net interest income	57,649,260	54,144,856	49,863,768
Provision for loan/lease losses	4,370,767	6,616,014	7,463,618
Net interest income after provision for loan/lease losses	53,278,493	47,528,842	42,400,150

Noninterest income:
Trust department fees	3,632,278	3,368,995	3,290,844
Investment advisory and management fees	2,361,159	2,108,918	1,812,903
Deposit service fees	3,485,929	3,493,001	3,478,743
Gains on sales of loans, net	2,457,707	2,565,043	3,169,514
Securities gains	104,600	1,472,528	-
Losses on other real estate owned, net	(1,332,972)	(374,910)	(835,163)
Earnings on bank-owned life insurance	1,609,208	1,445,891	1,331,085
Credit card issuing fees, net of processing costs	599,164	500,544	259,590
Other	3,704,222	2,881,868	2,898,372
Total noninterest income	16,621,295	17,461,878	15,405,888

Noninterest expenses:
Salaries and employee benefits	33,274,509	30,365,020	27,843,127
Occupancy and equipment expense	5,635,257	5,297,949	5,472,248
Professional and data processing fees	4,317,939	4,461,187	4,524,519
FDIC and other insurance	2,330,611	2,698,282	3,528,267
Loan/lease expense	1,041,824	2,160,674	1,657,552
Advertising and marketing	1,445,476	1,288,797	1,053,909
Postage and telephone	959,708	937,557	1,004,176
Stationery and supplies	541,122	516,873	491,252
Bank service charges	853,895	725,717	420,252
Prepayment fees on Federal Home Loan Bank advances	-	832,099	-
Other-than-temporary impairment losses on securities	62,400	118,847	113,800
Losses on lease residual values	-	-	617,000
Other	1,796,206	1,589,650	1,822,961
Total noninterest expenses	52,258,947	50,992,652	48,549,063

Income before income taxes	17,640,841	13,998,068	9,256,975
Federal and state income tax expense	4,534,601	3,868,199	2,449,249
Net income	$13,106,240	$10,129,869	$6,807,726
Less: net income attributable to noncontrolling interests	488,473	438,221	221,047
Net income attributable to QCR Holdings, Inc.	$12,617,767	$9,691,648	$6,586,679

Less: preferred stock dividends and discount accretion	3,496,085	5,283,885	4,128,104
Net income attributable to QCR Holdings, Inc. common stockholders	9,121,682	4,407,763	2,458,575

Basic earnings per common share	$1.88	$0.93	$0.54
Diluted earnings per common share	$1.85	$0.92	$0.53

Weighted average common shares outstanding	4,844,776	4,724,781	4,593,096
Weighted average common and common equivalent shares outstanding	4,919,559	4,789,026	4,618,242

Cash dividends declared per common share	$0.08	$0.08	$0.08

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Net income	$13,106,240	$10,129,869	$6,807,726

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(40,839)	7,914,236	803,133
Less reclassification adjustment for gains (losses) included in net income before tax	42,200	1,353,681	(113,800)
	(83,039)	6,560,555	916,933
Tax expense (benefit)	(35,008)	2,510,006	348,376
Other comprehensive income (loss), net of tax	(48,031)	4,050,549	568,557

Comprehensive income attributable to QCR Holdings, Inc.	$13,058,209	$14,180,418	$7,376,283

See Notes to Consolidated Financial Statements

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2012, 2011, and 2010
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Treasury Stock	Total
Balance, December 31, 2009	$38,805	$4,674,536	$82,194,330	$38,458,477	$135,608	$1,699,630	$(1,606,510)	$125,594,876
Net income	-	-	-	6,586,679	-	221,047	-	6,807,726
Other comprehensive income, net of tax	-	-	-	-	568,557	-	-	568,557
Common cash dividends declared, $0.08 per share	-	-	-	(366,152)	-	-	-	(366,152)
Preferred cash dividends declared and accrued	-	-	-	(3,679,100)	-	-	-	(3,679,100)
Discount accretion on cumulative preferred stock	-	-	449,004	(449,004)	-	-	-	-
Exchange of 268 shares of Series B Non-Cumulative Perpetual Preferred Stock for 13,400 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	13,132	-	(13,132)	-	-	-	-	-
Exchange of 300 shares of Series C Non-Cumulative Perpetual Preferred Stock for 7,500 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	7,200	-	(7,200)	-	-	-	-	-
Proceeds from issuance of 4,100 shares of Series E Non-Cumulative Perpetual Convertible Preferred Stock	4,100	-	3,183,133	-	-	-	-	3,187,233
Proceeds from issuance of warrants to purchase 54,000 shares of common stock in conjunction with the issuance of Series A Subordinated Notes	-	-	84,240	-	-	-	-	84,240
Proceeds from issuance of 28,907 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	28,907	192,362	-	-	-	-	221,269
Proceeds from issuance of 5,754 shares of common stock as a result of stock options exercised	-	5,754	37,621	-	-	-	-	43,375
Exchange of 367 shares of common stock in connection with payroll taxes for restricted stock	-	(367)	(2,730)	-	-	-	-	(3,097)
Stock-based compensation expense	-	-	533,271	-	-	-	-	533,271
Restricted stock awards	-	23,598	(23,598)	-	-	-	-	-
Purchase of noncontrolling interests	-	-	(149,032)	-	-	(270,968)	-	(420,000)
Distributions to noncontrolling interests	-	-	-	-	-	(1,490)	-	(1,490)
Balance, December 31, 2010	$63,237	$4,732,428	$86,478,269	$40,550,900	$704,165	$1,648,219	$(1,606,510)	$132,570,708
Net income	-	-	-	9,691,648	-	438,221	-	10,129,869
Other comprehensive income, net of tax	-	-	-	-	4,050,549	-	-	4,050,549
Common cash dividends declared, $0.08 per share	-	-	-	(372,761)	-	-	-	(372,761)
Preferred cash dividends declared and accrued	-	-	-	(3,694,441)	-	-	-	(3,694,441)
Discount accretion on cumulative preferred stock *	-	-	1,589,444	(1,589,444)	-	-	-	-
Proceeds from issuance of 40,090 shares of Series F Non-Cumulative Perpetual Preferred Stock	40,090	-	39,956,832	-	-	-	-	39,996,922
Redemption of 38,237 shares of Series D Cumulative Perpetual Preferred Stock	(38,237)	-	(38,198,763)	-	-	-	-	(38,237,000)
Redemption of 521,888 shares of common stock warrants issued in conjunction with Series D Cumulative Perpetual Preferred Stock	-	-	(1,100,000)	-	-	-	-	(1,100,000)
Proceeds from issuance of 36,174 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	36,174	207,592	-	-	-	-	243,766
Proceeds from issuance of 36,459 shares of common stock as a result of stock options exercised	-	36,459	216,765	-	-	-	-	253,224
Exchange of 2,550 shares of common stock in connection with stock options exercised	-	(2,550)	(17,101)	-	-	-	-	(19,651)
Stock-based compensation expense	-	-	646,419	-	-	-	-	646,419
Restricted stock awards	-	76,924	(76,924)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	(34,902)	-	(34,902)
Balance, December 31, 2011	$65,090	$4,879,435	$89,702,533	$44,585,902	$4,754,714	$2,051,538	$(1,606,510)	$144,432,702
Net income	-	-	-	12,617,767	-	488,473	-	13,106,240
Other comprehensive loss, net of tax	-	-	-	-	(48,031)	-	-	(48,031)
Common cash dividends declared, $0.08 per share	-	-	-	(381,042)	-	-	-	(381,042)
Preferred cash dividends declared and accrued	-	-	-	(3,496,085)	-	-	-	(3,496,085)
Redemption of 10,223 shares of Series F Noncumulative Perpetual Preferred Stock	(10,223)	-	(10,212,777)	-	-	-	-	(10,223,000)
Proceeds from issuance of 31,554 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	31,554	249,316	-	-	-	-	280,870
Proceeds from issuance of 17,876 shares of common stock as a result of stock options exercised	-	17,876	155,428	-	-	-	-	173,304
Exchange of 611 shares of common stock in connection with stock options exercised	-	(611)	(7,125)	-	-	-	-	(7,736)
Exchange of 576 shares of common stock in connection with payroll taxes for restricted stock	-	(576)	(2,103)	-	-	-	-	(2,679)
Proceeds from exercise of warrants to purchase 54,000 shares of common stock issued in conjunction with the Series A Subordinated Notes	-	54,000	486,000	-	-	-	-	540,000
Stock-based compensation expense	-	-	849,760	-	-	-	-	849,760
Restricted stock awards	-	57,770	(57,770)	-	-	-	-	-
Purchase of noncontrolling interest	-	-	(2,250,471)	-	-	(2,531,748)	-	(4,782,219)
Distributions to noncontrolling interests	-	-	-	-	-	(8,263)	-	(8,263)
Balance, December 31, 2012	$54,867	$5,039,448	$78,912,791	$53,326,542	$4,706,683	$-	$(1,606,510)	$140,433,821
* Includes $1,252,895 of accelerated discount accretion as a result of redeeming Series D Cumulative Perpetual Preferred Stock.
See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011, and 2010
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$13,106,240	$10,129,869	$6,807,726
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,350,303	2,442,896	2,533,597
Provision for loan/lease losses	4,370,767	6,616,014	7,463,618
Deferred income taxes	2,684,367	3,952,046	1,256,004
Amortization of offering costs on subordinated debentures	14,317	14,317	14,317
Stock-based compensation expense	849,760	696,407	488,112
Losses on other real estate owned, net	1,332,972	374,910	835,163
Amortization of premiums on securities, net	3,946,551	3,487,361	3,411,202
Securities gains, net	(104,600)	(1,472,528)	-
Other-than-temporary impairment losses on securities	62,400	118,847	113,800
Loans originated for sale	(120,430,173)	(100,789,010)	(172,623,744)
Proceeds on sales of loans	122,143,407	113,606,152	167,843,529
Gains on sales of loans, net	(2,457,707)	(2,565,043)	(3,169,514)
Prepayment fees on Federal Home Loan Bank advances	-	832,099	-
Losses on lease residual values	-	-	617,000
Increase in cash value of bank-owned life insurance	(1,609,208)	(1,445,891)	(1,331,085)
Decrease (increase) in other assets	757,107	(1,881,557)	2,248,856
Increase in other liabilities	3,638,414	2,523,387	1,406,270
Net cash provided by operating activities	30,654,917	36,640,276	17,914,851

Cash Flows from Investing Activities:
Net (increase) decrease in federal funds sold	(5,775,000)	41,175,000	(55,361,667)
Net decrease (increase) in interest-bearing deposits at financial institutions	4,391,112	12,995,009	(10,416,198)
Proceeds from sales of other real estate owned	5,241,265	9,220,631	6,038,825
Activity in securities portfolio:
Purchases	(474,461,164)	(622,245,920)	(383,018,764)
Calls, maturities and redemptions	374,292,050	422,870,000	325,649,238
Paydowns	39,956,569	9,094,080	435,149
Sales	19,215,075	54,326,191	-
Activity in restricted investment securities:
Purchases	(4,584,300)	(292,800)	(1,710,800)
Redemptions	4,090,050	1,707,900	252,200
Activity in bank-owned life insurance:
Purchases	(2,000,000)	(7,000,000)	(3,150,000)
Surrender of policy	-	-	609,772
Net (increase) decrease in loans/leases originated and held for investment	(91,275,511)	(56,096,989)	63,387,668
Purchase of premises and equipment	(1,871,942)	(3,064,903)	(2,197,448)
Net cash used in investing activities	(132,781,796)	(137,311,801)	(59,482,025)

Cash Flows from Financing Activities:
Net increase in deposits	168,656,312	90,641,931	25,493,131
Net (decrease) increase in short-term borrowings	(42,453,489)	72,381,951	(9,745,072)
Activity in Federal Home Loan Bank advances:
Advances	23,000,000	5,000,000	36,000,000
Calls and maturities	(25,400,000)	(24,000,000)	(13,100,000)
Prepayments	-	(15,832,099)	-
Net increase (decrease) in other borrowings	2,008,099	(13,839,122)	7,395,184
Proceeds from issuance of Series A Subordinated Notes and detachable warrants to purchase 54,000 shares of common stock	-	-	2,700,000
Payment of cash dividends on common and preferred stock	(4,088,949)	(3,712,493)	(4,052,089)
Redemption of 10,223 share of Series F Noncumulative Perpetual Preferred Stock, net	(10,223,000)	-	-
Proceeds from issuance of 40,090 shares of Series F Noncumulative Perpetual Preferred Stock, net	-	39,996,922	-
Redemption of Series D Cumulative Perpetual Preferred Stock, net	-	(38,237,000)	-
Repurchase of 521,888 shares of common stock warrants issued in conjunction with Series D Cumulative Perpetual Preferred Stock	-	(1,100,000)	-
Proceeds from issuance of Series E Noncumulative Convertible Perpetual Preferred Stock, net	-	-	3,187,233
Proceeds from issuance of common stock, net	994,174	477,339	261,547
Purchase of noncontrolling interests	(1,934,532)	-	(420,000)
Net cash provided by financing activities	110,558,615	111,777,429	47,719,934

Net increase in cash and due from banks	8,431,736	11,105,904	6,152,760
Cash and due from banks, beginning	53,136,710	42,030,806	35,878,046
Cash and due from banks, ending	$61,568,446	$53,136,710	$42,030,806

Supplemental Disclosures of Cash Flow Information, cash payments for:
Interest	$19,962,937	$24,194,198	$31,017,369
Income and franchise taxes	1,345,000	1,246,489	3,236,558

Supplemental Schedule of Noncash Investing Activities:

Change in accumulated other comprehensive income (loss), unrealized gains (losses) on on securities available for sale, net	(48,031)	4,050,549	568,557
Exchange of shares of common stock in connection with payroll taxes for restricted stock and options exercised	(10,415)	-	(3,097)
Transfers of loans to other real estate owned	2,143,017	9,446,588	6,122,328
Liability established for purchase of noncontrolling interest	2,847,687	-	-
See Notes to Consolidated Financial Statements.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.                 Nature of Business and Significant Accounting Policies

Nature of business:

QCR Holdings, Inc. (the “Company”) is a bank holding company providing bank and bank related services through its subsidiaries, Quad City Bank and Trust Company (“QCBT”), Cedar Rapids Bank and Trust Company (“CRBT”), Rockford Bank and Trust Company (“RB&T”), m2 Lease Funds, LLC (“m2”), QCR Holdings Statutory Trust II (“Trust II”), QCR Holdings Statutory Trust III (“Trust III”), QCR Holdings Statutory Trust IV (“Trust IV”), and QCR Holdings Statutory Trust V (“Trust V”).  QCBT is a commercial bank that serves the Iowa and Illinois Quad Cities and adjacent communities.   CRBT is a commercial bank that serves Cedar Rapids, Iowa, and adjacent communities. RB&T is a commercial bank that serves Rockford, Illinois, and adjacent communities.

QCBT and CRBT are chartered and regulated by the state of Iowa, and RB&T is chartered and regulated by the state of Illinois. All three subsidiary banks are insured and subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”), and are members of and regulated by the Federal Reserve System.  m2, which is now a wholly-owned subsidiary of QCBT, based in the Milwaukee, Wisconsin area, is engaged in the business of direct financing lease contracts. QCBT previously owned 80% of m2.  In August 2012, QCBT purchased the remaining 20% noncontrolling interest.  See Note 21 for further discussion of the acquisition.  Velie Plantation Holding Company, LLC ("VPHC), previously owned 91% by the Company, was engaged in holding the real estate property known as the Velie Plantation in Moline, Illinois.  The Velie Plantation is the location of the Company’s headquarters.  In October 2012, the Company acquired the remaining 9% noncontrolling interest, and effective December 31, 2012, VPHC was dissolved.  Trust II, Trust III, Trust IV and Trust V were formed for the purpose of issuing various trust preferred securities (see Note 9).

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

Cash and due from banks:  The subsidiary banks are required by federal banking regulations to maintain certain cash and due from bank reserves.  The reserve requirement was approximately $15,512,000 and $6,247,000 as of December 31, 2012 and 2011, respectively.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.                 Nature of Business and Significant Accounting Policies (Continued)

The Company discloses allowance for credit losses (also known as “allowance for estimated loss on loans/leases”) and fair value by portfolio segment, and credit quality information, impaired financing receivables, nonaccrual status, and troubled debt restructurings by class of financing receivable.  A portfolio segment is the level at which the Company develops and documents a systematic methodology to determine its allowance for credit losses.  A class of financing receivable is a further disaggregation of a portfolio segment based on risk characteristics and the Company’s method for monitoring and assessing credit risk.  See this information following and in Note 3.

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

In addition, the Company often takes personal guarantees or cosigners to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.

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

In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.  Owner-occupied loans are generally considered to have less risk.  As of December 31, 2012 and 2011, approximately 35% and 29%, respectively, of the commercial real estate loan portfolio was owner-occupied.

The Company’s lending policy limits non-owner occupied commercial real estate lending to 300% of total risk-based capital, and limits construction, land development, and other land loans to 100% of total risk-based capital.  Exceeding these limits warrants the use of heightened risk management practices in accordance with regulatory guidelines.  As of December 31, 2012 and 2011, all three subsidiary banks were in compliance with these limits.

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

For term commercial and industrial and commercial real estate loans or credit relationships with aggregate exposure greater than $1,000,000, a loan review is required within 15 months of the most recent credit review.  The review is completed in enough detail to, at a minimum, validate the risk rating.  Additionally, the review shall include an analysis of debt service requirements, covenant compliance, if applicable, and collateral adequacy. The frequency of the review is generally accelerated for loans with poor risk ratings.

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

Generally, the Company’s residential real estate loans conform to the underwriting requirements of Freddie Mac and Fannie Mae to allow the subsidiary banks to resell loans in the secondary market.  The subsidiary banks structure most loans that will not conform to those underwriting requirements as adjustable rate mortgages that mature or adjust in one to five years or fixed rate mortgages that mature in 15 years, and then retain these loans in their portfolios.  Servicing rights are not presently retained on the loans sold in the secondary market.  The lending policy establishes minimum appraisal and other credit guidelines.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.                 Nature of Business and Significant Accounting Policies (Continued)

During the year ended December 31, 2010, CRBT and RB&T decreased the duration for the historical charge-off experience used in the quantitative factor from five years to three years.  Based on the change (growth, mix, and quality) of the loan portfolios of CRBT and RB&T over the past several years, management determined decreasing the duration allowed for a more accurate assessment of the credit risk within the current portfolios.

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

Goodwill:  The Company has recorded goodwill from QCBT’s purchase of 80% of m2 in August 2005.  The goodwill is not being amortized, but is evaluated at least annually for impairment.  An impairment charge is recognized when the calculated fair value of the reporting unit, including goodwill, is less than its carrying amount.  Based on the annual analysis completed as of July 31, 2012, the Company determined that the goodwill was not impaired.

Bank-owned life insurance:  Bank-owned life insurance is carried at cash surrender value with increases/decreases reflected as income/expense in the statement of income.

Restricted investment securities:  Restricted investment securities represent Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank common stock.  The stock is carried at cost.  These equity securities are “restricted” in that they can only be sold back to the respective institution or another member institution at par.  Therefore, they are less liquid than other tradable equity securities.  The Company views its investment in restricted stock as a long-term investment.  Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value, rather than recognizing temporary declines in value.  There have been no other-than-temporary write-downs recorded on these securities.

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

Stock-based compensation plans:  At December 31, 2012, the Company had four stock-based employee compensation plans, which are described more fully in Note 13.

The Company accounts for stock-based compensation with measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation over the requisite service period for awards expected to vest.

As discussed in Note 13, during the years ended December 31, 2012, 2011, and 2010, the Company recognized  stock-based compensation expense related to stock options, stock purchase plans, and stock appreciation rights of $849,760, $696,407, and $488,112, respectively.  As required, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants with the following assumptions for the indicated periods:

	2012	2011	2010
Dividend yield	.86%	.88% to 1.00%	.89% to .90%
Expected volatility	29.36%	29.64% to 30.30%	26.72% to 26.88%
Risk-free interest rate	1.98%	1.90% to 3.58%	3.86% to 4.21%
Expected life of option grants (years)	6	6	6
Weighted-average grant date fair value	$2.79	$2.74	$2.89

The Company also uses the Black-Scholes option pricing model to estimate the fair value of stock purchase grants with the following assumptions for the indicated periods:

	2012	2011	2010
Dividend yield	.61% to .88%	.88% to 1.12%	.85% to .96%
Expected volatility	27.20% to 31.11%	51.62% to 53.58%	39.56% to 56.43%
Risk-free interest rate	.03% to .18%	.08% to .23%	.13% to .29%
Expected life of purchase grants (months)	3 to 6	3 to 6	3 to 6
Weighted-average grant date fair value	$1.71	$1.68	$1.81

The fair value is amortized on a straight-line basis over the vesting periods of the grants and will be adjusted for subsequent changes in estimated forfeitures.  The expected dividend yield assumption is based on the Company's current expectations about its anticipated dividend policy. Expected volatility is based on historical volatility of the Company's common stock price.  The risk-free interest rate for periods within the contractual life of the option or purchase is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life of the option and purchase grants is derived using the “simplified” method and represents the period of time that options and purchases are expected to be outstanding.  Historical data is used to estimate forfeitures used in the model.  Two separate groups of employees (employees subject to broad based grants, and executive employees and directors) are used.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.                 Nature of Business and Significant Accounting Policies (Continued)

As of December 31, 2012, there was $419,100 of unrecognized compensation cost related to share based payments, which is expected to be recognized over a weighted average period of 2.2 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the 305,222 options that were in-the-money at December 31, 2012.  The aggregate intrinsic value at December 31, 2012 was $1,295,785 on options outstanding and $398,168 on options exercisable.  During the years ended December 31, 2012, 2011 and 2010, the aggregate intrinsic value of options exercised under the Company's stock option plans was $56,371, $47,026, and $16,639, respectively, and determined as of the date of the option exercise.

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of income.

Trust assets:  Trust assets held by the subsidiary banks in a fiduciary, agency, or custodial capacity for their customers, other than cash on deposit at the subsidiary banks, are not included in the accompanying consolidated financial statements since such items are not assets of the subsidiary banks.

Earnings per common share:  See Note 15 for a complete description and calculation of basic and diluted earnings per common share.

Reclassifications:  Certain amounts in the prior year financial statements have been reclassified, with no effect on net income, comprehensive income, or stockholders’ equity, to conform with the current period presentation.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.                 Nature of Business and Significant Accounting Policies (Continued)

New accounting pronouncements: In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.  ASU 2011-04 amended Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarified the application of existing fair value measurement requirements, changed certain principles in Topic 820 and required additional fair value disclosures. ASU 2011-04 was effective for annual periods beginning after December 15, 2011, and did not have a significant impact on the Company’s consolidated financial statements.  See Note 19.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. ASU 2011-05 amended Topic 220, Comprehensive Income, to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 required entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 was effective for annual periods beginning after December 15, 2011.  Additionally, in December 2011, FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.  ASU 2011-12 deferred the effective date for the changes in ASU 2011-05 that specifically refer to the presentation of the effects of reclassifications adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented.  ASU 2011-12 reinstated the requirements of the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of ASU 2011-05.   ASU 2011-12 and 2011-05 were both effective for the Company for the quarter ending March 31, 2012.  See new separate consolidated statements of comprehensive income within the consolidated financial statements.

In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet, and instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU 2011-11 is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.  ASU 2013-02 supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income (“AOCI”) in ASUs 2011-05 and 2011-12, which were adopted by the Company during the current year.  The amendments require an entity to provide information about the amounts reclassified out of AOCI by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required to be reclassified in its entirety in the same reporting period.  For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required.  Adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.                 Investment Securities

The amortized cost and fair value of investment securities as of December 31, 2012 and 2011 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2012:
Securities held to maturity:
Municipal securities	$71,429,385	$997,969	$(71,648)	$72,355,706
Other securities	650,000	-	-	650,000
	$72,079,385	$997,969	$(71,648)	$73,005,706

Securities available for sale:
U.S. govt. sponsored agency securities	$336,570,995	$2,198,655	$(160,279)	$338,609,371
Residential mortgage-backed and related securities	160,035,196	3,736,821	(170,914)	163,601,103
Municipal securities	24,508,015	1,696,555	(18,834)	26,185,736
Trust preferred securities	86,200	53,200	-	139,400
Other securities	1,347,113	300,732	(23,469)	1,624,376
	$522,547,519	$7,985,963	$(373,496)	$530,159,986

December 31, 2011:
Securities held to maturity:
Other securities	$200,000	$-	$-	$200,000

Securities available for sale:
U.S. govt. sponsored agency securities	$426,581,913	$2,428,994	$(55,687)	$428,955,220
Residential mortgage-backed and related securities	105,373,614	3,488,350	(8,215)	108,853,749
Municipal securities	23,937,118	1,752,246	-	25,689,364
Trust preferred securities	86,200	-	(5,400)	80,800
Other securities	1,354,940	140,022	(44,804)	1,450,158
	$557,333,785	$7,809,612	$(114,106)	$565,029,291

The Company’s held-to-maturity municipal securities consist largely of private issues of municipal debt.  The municipalities are located within the Midwest with a large portion located in or adjacent to the communities of QCBT and CRBT.  The municipal debt investments are underwritten using specific guidelines with ongoing monitoring.

The Company’s residential mortgage-backed and related securities portfolio consists entirely of government sponsored or government guaranteed securities.  The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.                 Investment Securities (Continued)

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2012 and 2011, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2012:
Securities held to maturity:
Municipal securities	$4,282,352	$(71,648)	$-	$-	$4,282,352	$(71,648)

Securities available for sale:
U.S. govt. sponsored agency securities	$55,621,718	$(160,279)	$-	$-	$55,621,718	$(160,279)
Residential mortgage-backed and related securities	29,324,928	(170,914)	-	-	29,324,928	(170,914)
Municipal securities	1,039,625	(18,834)	-	-	1,039,625	(18,834)
Other securities	-	-	217,500	(23,469)	217,500	(23,469)
	$85,986,271	$(350,027)	$217,500	$(23,469)	$86,203,771	$(373,496)

December 31, 2011:
Securities available for sale:
U.S. govt. sponsored agency securities	$59,979,620	$(55,687)	$-	$-	$59,979,620	$(55,687)
Residential mortgage-backed and related securities	4,906,398	(8,215)	-	-	4,906,398	(8,215)
Trust preferred securities	-	-	80,800	(5,400)	80,800	(5,400)
Other securities	251,957	(44,332)	2,778	(472)	254,735	(44,804)
	$65,137,975	$(108,234)	$83,578	$(5,872)	$65,221,553	$(114,106)

At December 31, 2012, the investment portfolio included 378 securities.  Of this number, 50 securities had unrealized losses with aggregate depreciation of less than 1% from the total amortized cost basis.  Of these 50, one had an unrealized loss for 12 months or more.  All of the debt securities in unrealized loss positions are considered acceptable credit risks.  Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.  In addition, the Company does not intend to sell these securities and/or it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.  At December 31, 2012 and 2011, the Company’s equity securities represent less than 1% of the total portfolio.

For the years ended December 31, 2012 and 2011, the Company did not recognize other-than-temporary impairment on any debt securities.

For the year ended December 31, 2010, the Company’s evaluation determined the decline in fair value for one individual issue trust preferred security was other-than-temporary.  As a result, the Company wrote down the value of this security and recognized a loss in the amount of $113,800.  The Company does not have any other investments in trust preferred securities.

For the year ended December 31, 2012, the Company’s evaluation determined that one privately held equity security experienced a decline in fair value that was other-than-temporary.  As a result, the Company wrote down the value of this security and recognized a loss in the amount of $62,400.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.                 Investment Securities (Continued)

All sales of securities, as applicable, for the years ended December 31, 2012, 2011 and 2010, respectively, were from securities identified as available for sale.  Information on proceeds received, as well as the gains from the sale of those securities is as follows:

	2012	2011	2010

Proceeds from sales of securities	$19,215,075	$54,326,191	$-
Gross gains from sales of securities	104,600	1,472,528	-

The amortized cost and fair value of securities as of December 31, 2012, by contractual maturity are shown below.  Expected maturities of mortgage-backed and related securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following summary.  Other securities are excluded from the maturity categories as there is no fixed maturity date.

	Amortized Cost	Fair Value
Securities held to maturity:
Due in one year or less	$853,965	$858,014
Due after one year through five years	9,801,254	9,813,395
Due after five years	61,424,166	62,334,297
	$72,079,385	$73,005,706

Securities available for sale:
Due in one year or less	$995,005	$995,917
Due after one year through five years	33,202,789	33,663,178
Due after five years	326,967,416	330,275,412
	$361,165,210	$364,934,507
Residential mortgage-backed and related securities	160,035,196	163,601,103
Other securities	1,347,113	1,624,376
	$522,547,519	$530,159,986

Portions of the U.S. government sponsored agencies and municipal securities contain call options, at the discretion of the issuer, to terminate the security at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value

Municipal securities, held to maturity	$46,672,253	$47,157,578

U.S. govt. sponsored agency securities	304,670,224	306,253,738
Municipal securities, available for sale	13,498,939	14,381,300
	$318,169,163	$320,635,038

As of December 31, 2012 and 2011, investment securities with a carrying value of $384,194,020 and $412,820,519, respectively, were pledged on Federal Home Loan Bank advances, customer and wholesale repurchase agreements, and for other purposes as required or permitted by law.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.                 Loans/Leases Receivable

The composition of the loan/lease portfolio as of December 31, 2012 and 2011 is presented as follows:

	2012	2011

Commercial and industrial loans	$394,244,252	$350,794,278
Commercial real estate loans
Owner-occupied commercial real estate	204,911,308	167,790,621
Commercial construction, land development, and other land	44,962,381	60,384,738
Other non owner-occupied commercial real estate	344,105,550	349,628,491
	593,979,239	577,803,850

Direct financing leases *	103,685,656	93,212,362
Residential real estate loans **	115,581,573	98,107,051
Installment and other consumer loans	76,720,514	78,223,080
	1,284,211,234	1,198,140,621
Plus deferred loan/lease orgination costs, net of fees	3,176,405	2,604,876
	1,287,387,639	1,200,745,497
Less allowance for estimated losses on loans/leases	(19,925,204)	(18,789,262)
	$1,267,462,435	$1,181,956,235

* Direct financing leases:
Net minimum lease payments to be received	$117,719,380	$106,389,988
Estimated unguaranteed residual values of leased assets	1,095,848	1,043,326
Unearned lease/residual income	(15,129,572)	(14,220,952)
	103,685,656	93,212,362
Plus deferred lease origination costs, net of fees	3,907,140	3,217,011
	107,592,796	96,429,373
Less allowance for estimated losses on leases	(1,990,395)	(1,339,496)
	$105,602,401	$95,089,877

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

There were no losses related to residual values during the years ended December 31, 2012 and 2011.  For the year ended December 31, 2010, the Company recognized losses totaling $617,000 in residual values for two direct financing equipment leases.  At December 31, 2012, the Company had 34 leases remaining with residual values totaling $1,095,848 that were not protected with a lease end options rider.   At December 31, 2011, the Company had 39 leases remaining with residual values totaling $1,043,326 that were not protected with a lease end options rider.  Management has performed specific evaluations of these residual values and determined that the valuations are appropriate.

**Includes residential real estate loans held for sale totaling $4,577,233 and $3,832,760 as of December 31, 2012 and 2011, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.                 Loans/Leases Receivable (Continued)

The aging of the loan/lease portfolio by classes of loans/leases as of December 31, 2012 and 2011 is presented as follows:

	2012
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$388,825,307	$3,724,506	$9,940	$120,000	$1,564,499	$394,244,252
Commercial Real Estate
Owner-Occupied Commercial Real Estate	204,141,070	142,993	-	-	627,245	204,911,308
Commercial Construction, Land Development, and Other Land	42,180,819	-	-	-	2,781,562	44,962,381
Other Non Owner-Occupied Commercial Real Estate	332,644,532	86,986	1,111,856	-	10,262,176	344,105,550
Direct Financing Leases	101,635,084	877,210	174,560	-	998,802	103,685,656
Residential Real Estate	111,993,859	2,254,730	283,466	-	1,049,518	115,581,573
Installment and Other Consumer	75,711,203	301,025	20,112	39,481	648,693	76,720,514
	$1,257,131,874	$7,387,450	$1,599,934	$159,481	$17,932,495	$1,284,211,234

As a percentage of total loan/lease portfolio	97.89%	0.58%	0.12%	0.01%	1.40%	100.00%

	2011
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$347,417,683	$226,394	$239,991	$120,000	$2,790,210	$350,794,278
Commercial Real Estate
Owner-Occupied Commercial Real Estate	166,632,318	146,847	-	-	1,011,456	167,790,621
Commercial Construction, Land Development, and Other Land	55,741,827	211,878	486,802	968,919	2,975,312	60,384,738
Other Non Owner-Occupied Commercial Real Estate	336,080,128	522,323	3,732,935	-	9,293,105	349,628,491
Direct Financing Leases	91,273,406	826,187	396,344	-	716,425	93,212,362
Residential Real Estate	95,456,433	1,127,465	389,678	-	1,133,475	98,107,051
Installment and Other Consumer	76,376,399	737,543	12,122	22,160	1,074,856	78,223,080
	$1,168,978,194	$3,798,637	$5,257,872	$1,111,079	$18,994,839	$1,198,140,621

As a percentage of total loan/lease portfolio	97.57%	0.32%	0.44%	0.09%	1.59%	100.00%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.                 Loans/Leases Receivable (Continued)

Nonperforming loans/leases by classes of loans/leases as of December 31, 2012 and 2011 is presented as follows:

	2012
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$120,000	$1,564,499	$184,084	$1,868,583	7.36%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	627,245	-	627,245	2.47%
Commercial Construction, Land Development, and Other Land	-	2,781,562	1,016,023	3,797,585	14.96%
Other Non Owner-Occupied Commercial Real Estate	-	10,262,176	5,820,765	16,082,941	63.34%
Direct Financing Leases	-	998,802	-	998,802	3.93%
Residential Real Estate	-	1,049,518	167,739	1,217,257	4.79%
Installment and Other Consumer	39,481	648,693	110,982	799,156	3.15%
	$159,481	$17,932,495	$7,299,593	$25,391,569	100.00%

*At December 31, 2012, nonaccrual loans/leases included $5,658,781 of troubled debt restructurings, including $99,804 in commercial and industrial loans, $5,173,589 in commercial real estate loans, $64,722 in residential real estate loans, and $320,666 in installment loans.

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

**At December 31, 2011, nonaccrual loans/leases included $8,622,874 of troubled debt restructurings, including $198,697 in commercial and industrial loans, $8,074,777 in commercial real estate loans, $64,726 in direct financing leases, and $284,674 in installment loans.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.                 Loans/Leases Receivable (Continued)

Changes in the allowance for estimated losses on loans/leases by portfolio segment for the years ended December 31, 2012, 2011, and 2010 are presented as follows:

	Year Ended December 31, 2012

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,878,006	$10,596,958	$1,339,496	$704,946	$1,269,856	$18,789,262
Provisions charged to expense	(327,045)	2,482,327	1,313,767	370,140	531,578	4,370,767
Loans/leases charged off	(682,877)	(2,232,004)	(739,755)	(4,758)	(717,035)	(4,376,429)
Recoveries on loans/leases previously charged off	663,461	222,221	76,887	-	179,035	1,141,604
Balance, ending	$4,531,545	$11,069,502	$1,990,395	$1,070,328	$1,263,434	$19,925,204

	Year Ended December 31, 2011

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$7,548,922	$9,087,315	$1,530,572	$748,028	$1,449,819	$20,364,656
Provisions charged to expense	256,945	4,759,003	907,014	(4,147)	697,199	6,616,014
Loans/leases charged off	(3,262,742)	(3,590,868)	(1,100,886)	(38,935)	(1,068,320)	(9,061,751)
Recoveries on loans/leases previously charged off	334,881	341,508	2,796	-	191,158	870,343
Balance, ending	$4,878,006	$10,596,958	$1,339,496	$704,946	$1,269,856	$18,789,262

	Year Ended December 31, 2010

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$5,425,624	$12,665,721	$1,681,376	$685,732	$2,046,281	$22,504,734
Provisions charged to expense	5,099,350	1,203,163	684,619	97,723	378,763	7,463,618
Loans/leases charged off	(3,309,273)	(5,210,444)	(998,737)	(35,427)	(1,146,395)	(10,700,276)
Recoveries on loans/leases previously charged off	333,221	428,875	163,314	-	171,170	1,096,580
Balance, ending	$7,548,922	$9,087,315	$1,530,572	$748,028	$1,449,819	$20,364,656

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.                 Loans/Leases Receivable (Continued)

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of December 31, 2012 and 2011 is presented as follows:

	2012
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$280,170	$4,005,042	$125,000	$105,565	$71,992	$4,587,769
Allowance for loans/leases collectively evaluated for impairment	4,251,375	7,064,460	1,865,395	964,763	1,191,442	15,337,435
	$4,531,545	$11,069,502	$1,990,395	$1,070,328	$1,263,434	$19,925,204

Loans/leases individually evaluated for impairment	$1,006,952	$20,383,846	$998,802	$1,217,256	$687,355	$24,294,211
Loans/leases collectively evaluated for impairment	393,237,300	573,595,393	102,686,854	114,364,317	76,033,159	1,259,917,023
	$394,244,252	$593,979,239	$103,685,656	$115,581,573	$76,720,514	$1,284,211,234

Allowance as a percentage of loans/leases individually evaluated for impairment	27.82%	19.65%	12.51%	8.67%	10.47%	18.88%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.08%	1.23%	1.82%	0.84%	1.57%	1.22%
Total allowance as a percentage of total loans/leaess	1.15%	1.86%	1.92%	0.93%	1.65%	1.55%

	2011
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$903,187	$4,297,738	$66,675	$55,884	$22,819	$5,346,303
Allowance for loans/leases collectively evaluated for impairment	3,974,819	6,299,220	1,272,821	649,062	1,247,037	13,442,959
	$4,878,006	$10,596,958	$1,339,496	$704,946	$1,269,856	$18,789,262

Loans/leases individually evaluated for impairment	$2,152,855	$24,281,365	$1,306,663	$1,133,474	$984,806	$29,859,163
Loans/leases collectively evaluated for impairment	348,641,423	553,522,485	91,905,699	96,973,577	77,238,274	1,168,281,458
	$350,794,278	$577,803,850	$93,212,362	$98,107,051	$78,223,080	$1,198,140,621

Allowance as a percentage of loans/leases individually evaluated for impairment	41.95%	17.70%	5.10%	4.93%	2.32%	17.91%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.14%	1.14%	1.38%	0.67%	1.61%	1.15%
Total allowance as a percentage of total loans/leaess	1.39%	1.83%	1.44%	0.72%	1.62%	1.56%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.                 Loans/Leases Receivable (Continued)

Information for impaired loans/leases is presented in the tables below.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease.  The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the years ended December 31, 2012, 2011, and 2010 is presented as follows:
	2012
Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$438,355	$1,203,710	$-	$757,286	$7,910	$7,910
Commercial Real Estate
Owner-Occupied Commercial Real Estate	503,321	503,321	-	624,766	-	-
Commercial Construction, Land Development, and Other Land	678,523	678,523	-	3,359,435	3,549	3,549
Other Non Owner-Occupied Commercial Real Estate	495,702	495,702	-	5,288,820	2,017	2,017
Direct Financing Leases	777,645	777,645	-	871,076	-	-
Residential Real Estate	944,211	1,127,242	-	1,050,160	6,728	6,728
Installment and Other Consumer	534,368	534,368	-	815,720	629	629
	$4,372,125	$5,320,511	$-	$12,767,263	$20,833	$20,833

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$568,597	$590,849	$280,170	$499,036	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	-	-	-	-	-
Commercial Construction, Land Development, and Other Land	3,967,583	3,967,583	1,105,795	2,311,845	5,749	5,749
Other Non Owner-Occupied Commercial Real Estate	14,738,717	14,991,676	2,899,247	10,949,295	308,339	308,339
Direct Financing Leases	221,157	221,157	125,000	90,610	-	-
Residential Real Estate	273,045	273,045	105,565	258,677	-	-
Installment and Other Consumer	152,987	152,987	71,992	101,075	-	-
	$19,922,086	$20,197,297	$4,587,769	$14,210,538	$314,088	$314,088

Total Impaired Loans/Leases:
Commercial and Industrial	$1,006,952	$1,794,559	$280,170	$1,256,322	$7,910	$7,910
Commercial Real Estate
Owner-Occupied Commercial Real Estate	503,321	503,321	-	624,766	-	-
Commercial Construction, Land Development, and Other Land	4,646,106	4,646,106	1,105,795	5,671,280	9,298	9,298
Other Non Owner-Occupied Commercial Real Estate	15,234,419	15,487,378	2,899,247	16,238,115	310,356	310,356
Direct Financing Leases	998,802	998,802	125,000	961,686	-	-
Residential Real Estate	1,217,256	1,400,287	105,565	1,308,837	6,728	6,728
Installment and Other Consumer	687,355	687,355	71,992	916,795	629	629
	$24,294,211	$25,517,808	$4,587,769	$26,977,801	$334,921	$334,921

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.                 Loans/Leases Receivable (Continued)

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

Note 3.                 Loans/Leases Receivable (Continued)

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

Note 3.                 Loans/Leases Receivable (Continued)

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of December 31, 2012 and 2011:

	2012
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$371,856,380	$195,567,523	$38,125,793	$312,370,393	$917,920,089
Special Mention (Rating 6)	8,008,866	5,488,602	1,238,152	7,319,902	22,055,522
Substandard (Rating 7)	14,379,006	3,855,183	5,598,436	24,415,255	48,247,880
Doubtful (Rating 8)	-	-	-	-	-
	$394,244,252	$204,911,308	$44,962,381	$344,105,550	$988,223,491

	2012
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$102,686,854	$114,364,316	$75,921,358	$292,972,528
Nonperforming	998,802	1,217,257	799,156	3,015,215
	$103,685,656	$115,581,573	$76,720,514	$295,987,743

	2011
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$324,225,905	$158,955,618	$46,268,554	$310,401,972	$839,852,049
Special Mention (Rating 6)	8,814,497	2,700,496	764,586	13,754,798	26,034,377
Substandard (Rating 7)	17,753,876	6,134,507	13,351,598	25,471,721	62,711,702
Doubtful (Rating 8)	-	-	-	-	-
	$350,794,278	$167,790,621	$60,384,738	$349,628,491	$928,598,128

	2011
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$91,905,699	$96,973,576	$77,126,064	$266,005,339
Nonperforming	1,306,663	1,133,475	1,097,016	3,537,154
	$93,212,362	$98,107,051	$78,223,080	$269,542,493
*Performing = loans/leases accruing and less than 90 days past due.  Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing troubled debt restructurings.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.                 Loans/Leases Receivable (Continued)

As of December 31, 2012 and 2011, troubled debt restructurings totaled $12,958,374 and $20,526,457, respectively.

For each class of financing receivable, the following presents the number and recorded investment of troubled debt restructurings, by type of concession, that were restructured during the years ended December 31, 2012 and 2011.  The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of restructuring.

	2012
Classes of Loans/Leases	Number of Loans/Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of maturity
Other Non Owner-Occupied Commercial Real Estate	1	$733,442	$733,442	$176,526

CONCESSION - Significant payment delay
Commercial Construction, Land Development, and Other Land	8	$1,274,172	$1,274,172	$190,997
Other Non Owner-Occupied Commercial Real Estate	2	264,173	264,173	36,724
Residential Real Estate	1	64,722	64,722	-
Installment and Other Consumer	2	35,318	35,318	5,332
	13	$1,638,385	$1,638,385	$233,053

CONCESSION - Interest rate adjusted below market
Commercial Construction, Land Development, and Other Land	1	$337,500	$337,500	$55,295
Other Non Owner-Occupied Commercial Real Estate	2	1,542,784	1,289,825	262,704
Residential Real Estate	1	167,739	167,739	-
Installment and Other Consumer	1	16,043	16,043	-
	5	$2,064,066	$1,811,107	$317,999

TOTAL	19	$4,435,893	$4,182,934	$727,578

Of the troubled debt restructurings reported above, 9 with post-modification recorded investments totaling $1,779,126 were on nonaccrual as of December 31, 2012.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.                 Loans/Leases Receivable (Continued)

	2011
Classes of Loans/Leases	Number of Loans/Leases	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of maturity
Other Non Owner-Occupied Commercial Real Estate	1	$2,851,134	$2,851,134	$-

CONCESSION - Significant payment delay
Commercial and Industrial	4	$1,175,819	$1,175,819	$-
Other Non Owner-Occupied Commercial Real Estate	2	4,309,589	4,309,589	308,254
Direct Financing Leases	2	633,621	633,621	-
Installment and Other Consumer	1	187,650	187,650	125,928
	9	$6,306,679	$6,306,679	$434,182

CONCESSION - Interest rate adjusted below market
Commercial Construction, Land Development, and Other Land	5	$6,549,376	$6,549,376	$2,203,438

TOTAL	15	$15,707,189	$15,707,189	$2,637,620

Of the troubled debt restructurings reported above, five with post-modification recorded investments totaling $4,480,398 were on nonaccrual at December 31, 2011.  None of the troubled debt restructurings reported above had partial charge-offs.

For the years ended December 31, 2012 and 2011, none of the Company’s troubled debt restructurings had redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Loans are made in the normal course of business to directors, executive officers, and their related interests.  The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other persons.  An analysis of the changes in the aggregate committed amount of loans greater than or equal to $60,000 during the years ended December 31, 2012, 2011, and 2010, was as follows:

	2012	2011	2010

Balance, beginning	$19,155,542	$20,796,427	$25,532,422
Net increase (decrease) due to change in related parties	2,784,143	(235,000)	(9,306,435)
Advances	6,754,970	10,674,567	13,576,200
Repayments	(8,192,597)	(12,080,452)	(9,005,760)
Balance, ending	$20,502,058	$19,155,542	$20,796,427

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3.                 Loans/Leases Receivable (Continued)

The Company’s loan portfolio includes a geographic concentration in the Midwest.  Additionally, the loan portfolio includes a concentration of loans in certain industries as of December 31, 2012 and 2011 as follows:

	2012		2011
Industry Name	Balance	Percentage of Total Loans/Leases	Balance	Percentage of Total Loans/Leases

Lessors of Non-Residential Buildings	$178,060,120	14%	$179,510,937	15%
Lessors of Residential Buildings	61,459,574	5%	50,029,069	4%
Bank Holding Companies	47,662,055	4%	38,046,779	3%

Note 4.                 Premises and Equipment

The following summarizes the components of premises and equipment as of December 31, 2012 and 2011:

	2012	2011

Land	$5,583,180	$5,525,022
Buildings (useful lives 15 to 50 years)	28,368,503	28,124,868
Furniture and equipment (useful lives 3 to 10 years)	20,069,281	18,882,807
	54,020,964	52,532,697
Less accumulated depreciation	22,758,574	20,791,946
	$31,262,390	$31,740,751

Certain facilities are leased under operating leases.  Rental expense was $372,631, $290,101, and $464,447, for the years ended December 31, 2012, 2011, and 2010, respectively.

Future minimum rental commitments under noncancelable leases are as follows as of December 31, 2012:

Year ending December 31:
2013	$373,079
2014	374,846
2015	216,844
2016	222,897
2017	224,772
Thereafter	339,102
$1,751,540

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5.                 Deposits

The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000, was $249,664,219 and $244,564,702 as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, the scheduled maturities of certificates of deposit were as follows:

Year ending December 31:
2013	$225,152,331
2014	51,775,136
2015	39,141,526
2016	14,601,275
2017	3,871,506
$334,541,774

Note 6.                 Short-Term Borrowings

Short-term borrowings as of December 31, 2012 and 2011 are summarized as follows:

	2012	2011

Overnight repurchase agreements with customers	$104,942,961	$110,236,450
Federal funds purchased	66,140,000	103,300,000
	$171,082,961	$213,536,450

Information concerning overnight repurchase agreements with customers is summarized as follows as of December 31, 2012 and 2011:

	2012	2011

Average daily balance during the period	$111,782,307	$110,468,792
Average daily interest rate during the period	0.13%	0.23%
Maximum month-end balance during the period	$141,890,506	$117,901,743
Weighted average rate as of end of period	0.11%	0.23%

Securities underlying the agreements as of end of period:
Carrying value	$160,950,808	$201,053,829
Fair value	160,950,808	201,053,829

The securities underlying the agreements as of December 31, 2012 and 2011 were under the Company's control in safekeeping at third-party financial institutions.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.                 Short-Term Borrowings (Continued)

Information concerning federal funds purchased is summarized as follows as of December 31, 2012 and 2011:

	2012	2011

Average daily balance during the period	$52,379,823	$33,702,904
Average daily interest rate during the period	0.27%	0.27%
Maximum month-end balance during the period	$80,150,000	$103,300,000
Weighted average rate as of end of period	0.26%	0.22%

Note 7.                 Federal Home Loan Bank Advances

The subsidiary banks are members of the FHLB of Des Moines or Chicago.  As of December 31, 2012 and 2011, the subsidiary banks held $11,986,400 and $11,516,800, respectively, of FHLB stock, which is included in restricted investment securities on the consolidated balance sheets.

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

There were no modifications or prepayments during 2012.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7.                 Federal Home Loan Bank Advances (Continued)

Maturity and interest rate information on advances from FHLB as of December 31, 2012 and 2011 is as follows:

	December 31, 2012
	Amount Due	Weighted Average Interest Rate at Year-End	Amount Due with Putable Option *	Weighted Average Interest Rate at Year-End
Maturity:
Year ending December 31:
2013	$24,000,000	1.50%	$-	-%
2014	27,850,000	3.16	-	-
2015	16,000,000	2.84	-	-
2016	57,500,000	4.19	47,500,000	4.64
2017	36,000,000	3.89	20,000,000	4.51
Thereafter	41,000,000	3.58	33,000,000	3.64
Total FHLB advances	$202,350,000	3.45	$100,500,000	4.29

	December 31, 2011
	Amount Due	Weighted Average Interest Rate at Year-End	Amount Due with Putable Option *	Weighted Average Interest Rate at Year-End
Maturity:
Year ending December 31:
2012	$15,400,000	3.95%	$-	-%
2013	15,000,000	2.35	-	-
2014	27,850,000	3.16	-	-
2015	16,000,000	3.03	-	-
2016	57,500,000	3.91	47,500,000	4.64
Thereafter	73,000,000	3.85	53,000,000	3.97
Total FHLB advances	$204,750,000	3.67	$100,500,000	4.29

*Of the advances outstanding, a large portion have putable options which allow the FHLB, at its discretion, to terminate the advances and require the subsidiary banks to repay at predetermined dates prior to the stated maturity date of the advances.

Advances are collateralized by securities with a carrying value of $18,959,669 and $14,095,430 as of December 31, 2012 and 2011, respectively, and by loans pledged of $423,179,584 and $413,662,493, respectively, in aggregate.  On pledged loans, the FHLB applies varying collateral maintenance levels from 125% to 333% based on the loan type.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.                 Other Borrowings and Unused Lines of Credit

Other borrowings as of December 31, 2012 and 2011 are summarized as follows:

	2012	2011

Wholesale structured repurchase agreements	$130,000,000	$130,000,000
364-day revolving note	5,600,000	3,600,000
Series A subordinated notes	2,639,762	2,631,663
	$138,239,762	$136,231,663

Maturity and interest rate information concerning wholesale structured repurchase agreements is summarized as follows:

	December 31, 2012		December 31, 2011
	Amount Due	Weighted Average Interest Rate at Year-End	Amount Due	Weighted Average Interest Rate at Year-End
Maturity:
Year ending December 31:
2015	$35,000,000	3.00%	$45,000,000	3.11%
2016	20,000,000	3.46	35,000,000	3.67
2017	10,000,000	3.00	10,000,000	3.00
Thereafter	65,000,000	3.71	40,000,000	4.03
Total Wholesale Structured Repurchase Agreements	$130,000,000	3.43	$130,000,000	3.54

Each wholesale structured repurchase agreement has a one-time put option, at the discretion of the counterparty, to terminate the agreement and require the subsidiary bank to repay at predetermined dates prior to the stated maturity date of the agreement.

As of December 31, 2012 and 2011, embedded within $50,000,000 and $65,000,000, respectively, of the wholesale structured repurchase agreements were interest rate cap options with varying terms.  Of the $50,000,000 as of December 31, 2012, $20,000,000 matures in 2016 with the caps expiring in 2013 in conjunction with the one-time put option, and $30,000,000 matures in 2019 with the caps expiring in 2014 in conjunction with the one-time put option.  Of the $65,000,000 at December 31, 2011, $35,000,000 matures in 2016 with the caps expiring in 2013 in conjunction with the one-time put option, and $30,000,000 matures in 2019 with the caps expiring in 2014 in conjunction with the one-time put option.  The interest rate cap options are effected when the 3-month LIBOR rate increases to certain levels.  If that situation occurs, the rate paid will be decreased by the difference between the 3-month LIBOR rate and the particular cap level.  In no case will the rate paid fall below 0.00%.

During 2012, the Company modified $25,000,000 of fixed rate wholesale structured repurchase agreements with a weighted average rate of 3.77% and a weighted average maturity of December 2015 into new fixed rate wholesale structured repurchase agreements with a weighted average interest rate of 3.21% and a weighted average maturity of April 2019.  Of this $25,000,000, $15,000,000 had interest rate cap options embedded that were set to expire in 2013 in conjunction with the one-time put option.  Upon modification, the interest rate cap options were cancelled.

The wholesale structured repurchase agreements are collateralized by securities with a carrying value of $160,772,093 and $156,909,176 as of December 31, 2012 and 2011, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8.                 Other Borrowings and Unused Lines of Credit (Continued)

At December 31, 2011, the Company had a single $20,000,000 secured revolving credit note which matures every 364 days.  At December 31, 2011, the note carried a balance outstanding of $3,600,000.  Interest was payable monthly at the effective LIBOR rate plus 3.00% per annum, as defined by the credit agreement.  As of December 31, 2011, the interest rate on the note was 3.27%.  The note renewed on March 30, 2012.    At December 31, 2012, the note carried a balance outstanding of $5,600,000.  Interest is payable monthly at the effective LIBOR rate plus 2.50% per annum, as a result of achieving certain asset quality measures as defined in the credit agreement.  As of December 31, 2012, the interest rate on the note was 2.71%.

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

The Warrants will expire on March 19, 2015 and may be exercised at any time prior to their expiration date, at the holder’s option, by payment of the cash exercise price.  The Company may require holders of the Warrants to convert each Warrant into 20 shares of Common Stock, if at any time after the first anniversary of their date of issuance, the volume weighted-average per share price of the common stock equals or exceeds 130% of the exercise price for at least 20 trading days in a period of 30 consecutive trading days.  The Warrants are detachable from the Subordinated Notes and, subject to any limitations imposed by applicable securities laws, may be transferred separately from the Subordinated Notes at any time after March 19, 2012.  During the year ended December 31, 2012, all 54,000 Warrants were exercised by the holders for total proceeds in the amount of $540,000.

The Subordinated Notes are intended to qualify as Tier 2 capital of the Company for regulatory purposes.  The Company used the net proceeds from the sale of the Units to further strengthen the capital positions of the Company and specifically RB&T.

Unused lines of credit of the subsidiary banks as of December 31, 2012 and 2011 are summarized as follows:

	2012	2011

Secured	$52,703,791	$72,929,607
Unsecured	259,000,000	152,500,000
	$311,703,791	$225,429,607

The Company pledges the eligible portion of its municipal securities portfolio and select commercial and industrial and commercial real estate loans to the Federal Reserve Bank of Chicago for borrowing at the Discount Window.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9.                               Junior Subordinated Debentures

Junior subordinated debentures are summarized as of December 31, 2012 and 2011 as follows:

	2012	2011

Note Payable to Trust II	$12,372,000	$12,372,000
Note Payable to Trust III	8,248,000	8,248,000
Note Payable to Trust IV	5,155,000	5,155,000
Note Payable to Trust V	10,310,000	10,310,000
	$36,085,000	$36,085,000

A schedule of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities including the amounts outstanding as of December 31, 2012 and 2011, is as follows:

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 12/31/12	Interest Rate as of 12/31/11

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR *	3.21%	3.22%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.21%	3.22%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.14%	2.20%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR **	1.89%	1.95%
		$36,085,000	Weighted Average Rate	2.68%	2.71%

*Rate was fixed at 6.93% until March 31, 2011 when it became variable based on 3-month LIBOR plus 2.85%, reset quarterly.
**Rate was fixed at 6.62% until April 7, 2011, when it became variable based on 3-month LIBOR plus 1.55%, reset quarterly.

Securities issued by Trust II, Trust III, Trust IV, and Trust V mature 30 years from the date of issuance, but all are currently callable at par at anytime.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10.           Preferred Stock

Preferred stock is summarized as of December 31, 2012 and 2011 as follows:

	2012	2011

Series E Non-Cumulative Convertible Perpetual Preferred Stock	25,000	25,000
Series F Non-Cumulative Perpetual Preferred Stock	29,867	40,090
	$54,867	$65,090

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

Series D Cumulative Perpetual Preferred Stock and Common Stock Warrant: On February 13, 2009, the Company issued 38,237 shares of Series D Cumulative Perpetual Preferred Stock (the “Series D Preferred Stock”) to the U.S. Department of the Treasury (the “Treasury”) for an aggregate purchase price of $38,237,000.  The sale of Series D Preferred Stock was a result of the Company’s participation in the Treasury’s voluntary Capital Purchase Program (“CPP”).  The Series D Preferred Stock qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  This sale also included the issuance of a warrant (“CPP Warrant”) that allowed Treasury to purchase up to 521,888 shares of the Company’s common stock at an exercise price of $10.99.  The CPP Warrant had a ten-year term and was immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.99 per share of the Company’s common stock.

The proceeds received from the Treasury were allocated to the Series D Preferred Stock and the CPP Warrant based on relative fair value.  The fair value of the Series D Preferred Stock was determined through a discounted future cash flows model using a discount rate of 12%.  The fair value of the CPP Warrant was calculated using the Black-Scholes option pricing model, which includes assumptions regarding the Company’s dividend yield, stock price volatility, and the risk-free interest rate.  The relative fair value of the Series D Preferred Stock and the CPP Warrant on February 13, 2009, the date of issuance, was $35.8 million and $2.4 million, respectively.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10.                 Preferred Stock (Continued)

On September 15, 2011, the Company redeemed the 38,237 shares of Series D Preferred Stock simultaneously upon the issuance of the Senior Non-Cumulative Perpetual Preferred Stock, Series F (the “Series F Preferred Stock”).  See below for a detailed discussion of the issuance of Series F Preferred Stock.  Upon redemption, accretion of the remaining discount, or $1,252,023, was recognized.

Separately, on November 16, 2011, the Company repurchased the CPP Warrant from the Treasury for an aggregate price of $1,100,000.  Simultaneous with the repurchase, the Company cancelled the CPP Warrant.

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

Series F Non-Cumulative Perpetual Preferred Stock: On September 15, 2011, the Company issued 40,090 shares of  Series F Preferred Stock to the Treasury for an aggregate purchase price of $40,090,000.  The sale of Series F Preferred Stock is the result of an investment by the Treasury from the Small Business Lending Fund (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.  As a requirement of the SBLF, simultaneously, the Company redeemed the 38,327 shares of Series D Preferred Stock, at an aggregate price of $38,237,000, plus accrued and unpaid dividends to the date of redemption of $159,321.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10.                 Preferred Stock (Continued)

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

The Series F Preferred Stock is nonvoting, other than for consent rights granted to the Treasury with respect to (i) any authorization or issuance of shares ranking senior to the Series F Preferred Stock, (ii) any amendment to the rights of the Series F Preferred Stock, (iii) any merger, exchange, dissolution, or similar transaction that would affect the rights of the Series F Preferred Stock and (iv) any sale of all, or any material portion of, the Company’s assets if in conjunction with such sale, the Series F Preferred Stock will not be redeemed in full.

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

On June 29, 2012, the Company redeemed 10,223 shares of Series F Preferred Stock from the Treasury for an aggregate redemption amount of $10,223,000 plus unpaid dividends to the date of redemption of $124,948.  The remaining Series F Preferred Stock may be redeemed at any time at the option of the Company, subject to the approval of the Company’s primary federal banking regulator.  All redemptions must be in amounts equal to at least the lesser of 25% of the number of originally issued shares, or 100% of the then-outstanding shares.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11.                 Federal and State Income Taxes

Federal and state income tax expense was comprised of the following components for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010

Current	$1,850,234	$195,135	$1,193,245
Deferred	2,684,367	3,673,064	1,256,004
	$4,534,601	$3,868,199	$2,449,249

A reconciliation of the expected federal income tax expense to the income tax expense included in the consolidated statements of income was as follows for the years ended December 31, 2012, 2011, and 2010:

	Years Ended December 31,
	2012		2011		2010
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income

Computed "expected" tax expense	$6,174,295	35.0%	$4,899,324	35.0%	$3,239,941	35.0%
Effect of graduated tax rates interest	(20,775)	(0.1)	(139,981)	(1.0)	(92,570)	(1.0)
Tax exempt income, net	(1,243,660)	(7.0)	(692,742)	(4.9)	(556,682)	(6.0)
Bank-owned life insurance	(544,292)	(3.1)	(490,491)	(3.5)	(451,457)	(4.9)
State income taxes, net of federal benefit, current year	730,865	4.1	533,250	3.8	330,917	3.6
Change in unrecognized tax benefits	(149,183)	(0.8)	2,074	-	71,671	0.8
Noncontrolling interests	(166,081)	(0.9)	(148,995)	(1.1)	(75,156)	(0.8)
Other	(246,568)	(1.5)	(94,240)	(0.7)	(17,415)	(0.2)
	$4,534,601	25.7%	$3,868,199	27.6%	$2,449,249	26.5%

Changes in the unrecognized tax benefits included in other liabilities are as follows for the years ended December 31, 2012 and 2011:

	2012	2011

Balance, beginning	$1,148,549	$1,034,025
Impact of tax positions taken during current year	202,341	245,441
Gross increase related to tax positions of prior years	21,781	89,310
Reduction as a result of a lapse of the applicable statute of limitations	(378,593)	(220,227)
Balance, ending	$994,078	$1,148,549

Included in the unrecognized tax benefits liability at December 31, 2012 are potential benefits of approximately $692,000 that, if recognized, would affect the effective tax rate.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11.                 Federal and State Income Taxes (Continued)

The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return.  At December 31, 2012 and 2011, accrued interest on uncertain tax positions was approximately $302,000 and $343,500, respectively.  Estimated interest related to the underpayment of income taxes is classified as a component of “income taxes” in the statements of income.

The Company’s federal income tax returns are open and subject to examination from the 2009 tax return year and forward. Various state franchise and income tax returns are generally open from the 2008 and later tax return years based on individual state statute of limitations.

The net deferred tax assets (liabilities) included with other assets on the consolidated balance sheets consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Alternative minimum tax credits	$3,075,372	$1,955,270
New markets tax credits	1,000,000	500,000
Compensation	5,756,439	4,934,312
Loan/lease losses	5,927,442	5,130,551
Net operating loss carryforwards, federal and state	876,769	6,342,415
Deferred loan origination fees, net	285,794	240,063
Other	379,523	285,590
	17,301,339	19,388,201
Deferred tax liabilities:
Net unrealized gains on securities available for sale	2,905,784	2,940,792
Premises and equipment	1,532,602	1,580,272
Equipment financing leases	20,516,189	19,897,412
Investment accretion	43,740	43,648
Other	444,302	417,996
	25,442,617	24,880,120
Net deferred tax asset (liability)	$(8,141,278)	$(5,491,919)

The change in deferred income taxes was reflected in the consolidated financial statements as follows for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010

Provision for income taxes	$2,684,367	$3,673,064	$1,256,004
Statement of stockholders' equity- accumulated other comprehensive income,unrealized gains (losses) on securities available for sale, net	(35,008)	2,510,006	348,376
	$2,649,359	$6,183,070	$1,604,380

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12.                 Employee Benefit Plans

The Company has a profit sharing plan which includes a provision designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, to allow for participant contributions.  All employees are eligible to participate in the plan.  The Company matches 100% of the first 3% of employee contributions, and 50% of the next 3% of employee contributions, up to a maximum amount of 4.5% of an employee's compensation.  Additionally, at its discretion, the Company may make additional contributions to the plan which are allocated to the accounts of participants in the plan based on relative compensation.  Company contributions for the years ended December 31, 2012, 2011, and 2010 were as follows:

	2012	2011	2010

Matching contribution	$1,014,418	$929,869	$875,138
Discretionary contribution	188,700	150,000	99,400
	$1,203,118	$1,079,869	$974,538

The Company has entered into nonqualified supplemental executive retirement plans (“SERPs”) with certain executive officers.  The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified plans.  During the years ended December 31, 2012, 2011, and 2010, the Company expensed $289,437, $190,105, and $157,261, respectively, related to these plans.  As of December 31, 2012 and 2011, the liability related to the SERPs, included in other liabilities, was $2,802,497 and $2,630,060, respectively.  Payments in the amount of $117,000 were made in both 2012 and 2011.

The Company has entered into deferred compensation agreements with certain executive officers.  Under the provisions of the agreements, the officers may defer compensation and the Company matches the deferral up to certain maximums.  The Company’s matching contribution varies by officer and is a maximum of between $10,000 and $20,000 annually.  Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate subject to a minimum of 6% and a maximum of 12% with such limits differing by officer.  The Company has also entered into deferred compensation agreements with certain management officers.  Under the provisions of the agreements the officers may defer compensation and the Company matches the deferral up to certain maximums.  The Company’s matching contribution differs by officer and is a maximum between 4% and 10% of officer’s compensation.  Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate plus one percentage point, and has a minimum of 4% and shall not exceed 8%.  Upon retirement, the officer will receive the deferral balance in 180 equal monthly installments.  As of December 31, 2012 and 2011, the liability related to the agreements totaled $5,151,630 and $4,202,733, respectively.

Changes in the deferred compensation agreements, included in other liabilities, are as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010

Balance, beginning	$4,202,733	$3,469,525	$2,734,989
Company expense	555,407	414,478	369,950
Employee deferrals	405,788	381,616	371,374
Cash payments made	(12,298)	(62,886)	(6,788)
Balance, ending	$5,151,630	$4,202,733	$3,469,525

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13.                 Stock-Based Compensation

Stock-based compensation expense was reflected in the consolidated financial statements as follows for the years ended December 31, 2012, 2011, and 2010.
	2012	2011	2010

Stock option and incentive plans	$798,929	$587,900	$475,835
Stock purchase plan	50,831	58,519	57,436
Stock appreciation rights	-	49,988	(45,159)
	$849,760	$696,407	$488,112

Stock option and incentive plans:

The Company’s Board of Directors adopted in January 2008, and the stockholders approved in May 2008, the QCR Holdings, Inc. 2008 Equity Incentive Plan (“2008 Equity Incentive Plan”).  Up to 250,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of nonqualified stock options and restricted stock granted under the 2008 Equity Incentive Plan.  As of December 31, 2012, there were 14,922 remaining options available for grant under this plan.  The Company’s Board of Directors adopted in February 2010, and the stockholders approved in May 2010, the QCR Holdings, Inc. 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”).  Up to 350,000 shares of common stock may be issued to employees and directors of the Company and its subsidiaries pursuant to the exercise of the nonqualified stock options and restricted stock granted under the 2010 Equity Incentive Plan.  As of December 31, 2012, there were 57,872 remaining options available for grant under this plan.  The 2008 Equity Incentive Plan and the 2010 Equity Incentive Plan  (collectively, “the stock option plans”) are administered by the Compensation Committee of the Board of Directors (the “Committee”).

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13.                 Stock-Based Compensation (Continued)

A summary of the stock option plans as of December 31, 2012, 2011, and 2010 and changes during the years then ended is presented below:

	December 31,
	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning	535,130	$13.85	510,612	$14.04	474,416	$14.44
Granted	102,722	9.30	73,250	8.23	67,760	9.00
Exercised	(17,876)	9.68	(36,459)	8.30	(5,754)	10.24
Forfeited	(11,124)	10.57	(12,273)	8.28	(25,810)	9.68
Outstanding, ending	608,852	13.27	535,130	13.85	510,612	14.04

Exercisable, ending	391,378		355,398		321,336

Weighted average fair value per option of options granted during the period	$2.79		$2.74		$2.89

A further summary of options outstanding as of December 31, 2012 is presented below:

	Options Outstanding
		Weighted		Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$7.72 to $8.93	65,530	7.90	$8.10	16,730	$8.22
$9.00 to $11.64	239,692	7.75	9.21	78,098	9.19
$13.25 to $16.85	157,205	4.68	15.94	150,125	15.96
$17.00 to $18.60	49,840	2.73	18.06	49,840	18.06
$18.67 to $20.90	67,885	2.16	19.48	67,885	19.48
$21.00 to $22.00	28,700	2.16	21.28	28,700	21.28
	608,852			391,378

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13.                 Stock-Based Compensation (Continued)

Stock purchase plan:

The Company’s Board of Directors and its stockholders adopted in October 2002 the QCR Holdings, Inc. Employee Stock Purchase Plan (the “Purchase Plan”).  On May 2, 2012, the Company's stockholders approved a complete amendment and restatement of the Purchase Plan.  As of January 1, 2012, there were 32,266 shares of common stock available for issuance under the Purchase Plan.  For each six-month offering period, the Board of Directors will determine how many of the total number of available shares will be offered.  The purchase price is the lesser of 90% of the fair market value at the date of the grant or the investment date.  The investment date, as established by the Board of Directors, is the date common stock is purchased after the end of each calendar quarter during an offering period.  The maximum dollar amount any one participant can elect to contribute in an offering period is $7,500.  Additionally, the maximum percentage that any one participant can elect to contribute is 8% of his or her compensation for the years ended December 31, 2012, 2011, and 2010.  Information for the stock purchase plan for the years ended December 31, 2012, 2011, and 2010 is presented below:

	2012	2011	2010

Shares granted	29,671	34,860	31,718
Shares purchased	31,554	36,174	28,907
Weighted average fair value per share granted	$1.71	$1.68	$1.81

Stock appreciation rights:

The 1997 Stock Incentive Plan and 2004 Stock Incentive Plan allowed the granting of stock appreciation rights (“SARs”).  SARs are rights entitling the grantee to receive cash equal to the fair market value of the appreciation in the market value of a stated number of shares from the date of grant.  Like options, the number and exercise price of SARs granted is determined by the Committee.  The SARs vested 20% per year, and the term of the SARs was not to exceed 10 years from the date of the grant.  As of December 31, 2011, all SARs have expired or been paid out; therefore, there was no further liability related to the SARs as of December 31, 2012 and 2011.  Previously, there were 36,350 SARs outstanding and exercisable as of December 31, 2010.  Payments made on SARs were $0, $67,326, and $35,040 during the years ended December 31, 2012, 2011 and 2010, respectively.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.                 Regulatory Capital Requirements and Restrictions on Dividends

The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks’ financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital  to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.   Management believes, as of December 31, 2012 and 2011, that the Company and the subsidiary banks met all capital adequacy requirements to which they are subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.  The Company and the subsidiary banks’ actual capital amounts and ratios as of December 31, 2012 and 2011 are also presented in the following table (dollars in thousands).  As of December 31, 2012 and 2011, the subsidiary banks met the requirements to be “well capitalized”.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2012:
Company:
Total risk-based capital	$188,841	12.71%	$118,878	>	8.0%	N/A		N/A
Tier 1 risk-based capital	167,475	11.27%	59,439	>	4.0%	N/A		N/A
Tier 1 leverage	167,475	8.13%	82,357	>	4.0%	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$98,789	12.12%	$65,218	>	8.0%	$81,522		10.00%
Tier 1 risk-based capital	90,533	11.11%	32,609	>	4.0	48,913	>	6.00%
Tier 1 leverage	90,533	7.74%	46,784	>	4.0	58,480	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$55,736	12.87%	$34,652	>	8.0%	$43,315	>	10.00%
Tier 1 risk-based capital	50,297	11.61%	17,326	>	4.0	25,989	>	6.00%
Tier 1 leverage	50,297	8.49%	23,685	>	4.0	29,606	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$36,894	15.33%	$19,255	>	8.0%	$24,609	>	10.00%
Tier 1 risk-based capital	33,870	14.07%	9,628	>	4.0	14,441		6.00%
Tier 1 leverage	33,870	11.13%	12,177	>	4.0	15,221	>	5.00%

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14.                 Regulatory Capital Requirements and Restrictions on Dividends (Continued)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2011:
Company:
Total risk-based capital	$191,419	13.84%	$110,686	>	8.0%	N/A		N/A
Tier 1 risk-based capital	169,360	12.24%	55,343	>	4.0%	N/A		N/A
Tier 1 leverage	169,360	8.70%	77,857	>	4.0%	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$98,382	13.03%	$60,391	>	8.0%	$75,488	>	10.00%
Tier 1 risk-based capital	90,336	11.97%	30,195	>	4.0	45,293	>	6.00%
Tier 1 leverage	90,336	8.21%	44,009	>	4.0	55,012	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$56,312	14.44%	$31,198	>	8.0%	$38,998	>	10.00%
Tier 1 risk-based capital	51,415	13.18%	15,599	>	4.0	23,399	>	6.00%
Tier 1 leverage	51,415	9.02%	22,807	>	4.0	28,509	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$36,259	15.27%	$19,001	>	8.0%	$23,752	>	10.00%
Tier 1 risk-based capital	33,277	14.01%	9,501	>	4.0	14,251	>	6.00%
Tier 1 leverage	33,277	11.31%	11,770	>	4.0	14,713	>	5.00%

The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the subsidiary banks if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

The Company also has certain contractual restrictions on its ability to pay dividends.  The Company has issued junior subordinated debentures in four private placements.  Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock.  Additionally, the Company has issued shares of non-cumulative perpetual preferred stock and under the terms of this preferred stock, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock.  None of these circumstances existed at December 31, 2012 or 2011.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15.                 Earnings Per Common Share

The following information was used in the computation of basic and diluted earnings per common share for the years ended December 31, 2012, 2011, and 2010:

	2012	2011		2010

Net income	$13,106,240	$10,129,869		$6,807,726
Less: Net income attributable to noncontrolling interests	488,473	438,221		221,047
Net income attributable to QCR Holdings, Inc.	$12,617,767	$9,691,648		$6,586,679

Less: Preferred stock dividends and discount accretion	3,496,085	5,283,885	*	4,128,104
Net income attributable to QCR Holdings, Inc. common stockholders	$9,121,682	$4,407,763		$2,458,575

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$1.88	$0.93		$0.54
Diluted	$1.85	$0.92		$0.53

Weighted average common shares outstanding	4,844,776	4,724,781		4,593,096

Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan **	74,783	64,245		25,146
Weighted average common and common equivalent shares outstanding	4,919,559	4,789,026		4,618,242

*For the year ended December 31, 2011, includes approximately $1.2 million of accelerated accretion of discount on the redemption of Series D Preferred Stock during the third quarter of 2011.  See Note 10 for additional information.
**Excludes anti-dilutive shares of 158,375 and 546,521 at December 31, 2012 and 2011, respectively.

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

Standby letters of credit are conditional commitments issued by the subsidiary banks to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The subsidiary banks hold collateral, as described above, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the subsidiary banks would be required to fund the commitments.  The maximum potential amount of future payments the subsidiary banks could be required to make is represented by the contractual amount.  If the commitment is funded, the subsidiary banks would be entitled to seek recovery from the customer.  At December 31, 2012 and 2011, no amounts had been recorded as liabilities for the subsidiary banks’ potential obligations under these guarantees.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16.                 Commitments and Contingencies (Continued)

As of December 31, 2012 and 2011, commitments to extend credit aggregated $430,058,000 and $393,559,000, respectively.  As of December 31, 2012 and 2011, standby letters of credit aggregated $15,179,000 and $8,250,000, respectively.  Management does not expect that all of these commitments will be funded.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $4,577,233 and $3,832,760 as of December 31, 2012 and 2011, respectively.  These amounts are included in loans held for sale at the respective balance sheet dates.

Residential mortgage loans sold to investors in the secondary market are sold with varying recourse provisions.  Essentially, all loan sales agreements require the repurchase of a mortgage loan by the seller in situations such as, breach of representation, warranty, or covenant, untimely document delivery, false or misleading statements, failure to obtain certain certificates or insurance, unmarketability, etc.  Certain loan sales agreements contain repurchase requirements based on payment-related defects that are defined in terms of the number of days/months since the purchase, the sequence number of the payment, and/or the number of days of payment delinquency.  Based on the specific terms stated in the agreements of investors purchasing residential mortgage loans from the Company’s subsidiary banks, the Company had $38,846,068 and $51,129,561 of sold residential mortgage loans with recourse provisions still in effect at December 31, 2012 and 2011, respectively.  The subsidiary banks did not repurchase any loans from secondary market investors under the terms of loans sales agreements during the years ended December 31, 2012, 2011, and 2010.  In the opinion of management, the risk of recourse and the subsequent requirement of loan repurchase to the subsidiary banks is not significant, and accordingly no liabilities have been established related to such.

Aside from cash on-hand and in-vault, the majority of the Company's cash is maintained at upstream correspondent banks.  The total amount of cash on deposit, certificates of deposit, and federal funds sold exceeded federal insured limits by approximately $30,020,230 and $22,455,000 as of December 31, 2012 and 2011, respectively.  In the opinion of management, no material risk of loss exists due to the financial condition of the upstream correspondent banks.  In addition, some of the Company’s cash maintained at upstream correspondent banks is in non-interest bearing deposit accounts.  In accordance with the FDIC’s Transaction Account Guarantee (“TAG”) Program, cash maintained in non-interest bearing deposit accounts was fully insured through December 31, 2012.  As scheduled, the unlimited coverage for noninterest-bearing transaction accounts provided under the Dodd-Frank Act expired on December 31, 2012.  Effective January 1, 2013, deposits held in noninterest-bearing transaction accounts are now aggregated with interest-bearing deposits the owner holds, and the combined total is insured up to $250,000.

In an arrangement with Goldman Sachs and Company (“Goldman Sachs”), certain subsidiary banks offer a cash management program for select customers.  Based on a predetermined minimum balance, which must be maintained in the account, excess funds are automatically swept daily to an institutional money market fund administered by Goldman Sachs.  At December 31, 2012 and 2011, the Company had $66,783,049 and $57,332,572, respectively of customer funds invested in this cash management program.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17.                 Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2012
	March 2012	June 2012	September 2012	December 2012

Total interest income	$19,373,804	$19,534,528	$19,487,525	$18,980,016
Total interest expense	5,170,351	5,019,035	4,858,007	4,679,220
Net interest income	14,203,453	14,515,493	14,629,518	14,300,796
Provision for loan/lease losses	780,446	1,048,469	1,496,194	1,045,658
Noninterest income	3,956,878	4,067,509	4,117,182	4,479,726
Noninterest expense	12,738,080	13,109,083	13,031,517	13,380,267
Income before taxes	4,641,805	4,425,450	4,218,989	4,354,597
Federal and state income tax expense	1,238,956	1,152,071	1,034,479	1,109,095
Net income	$3,402,849	$3,273,379	$3,184,510	$3,245,502
Less net income (loss) attributable to noncontrolling interests	166,031	201,223	127,177	(5,958)
Net income attributable to QCR Holdings, Inc.	$3,236,818	$3,072,156	$3,057,333	$3,251,460

Earnings per common share:
Basic	$0.48	$0.44	$0.45	$0.50
Diluted	$0.48	$0.44	$0.44	$0.49

	Year Ended December 31, 2011
	March 2011	June 2011	September 2011	December 2011

Total interest income	$18,651,232	$19,862,076	$19,569,430	$19,640,510
Total interest expense	6,442,430	5,911,021	5,740,726	5,484,215
Net interest income	12,208,802	13,951,055	13,828,704	14,156,295
Provision for loan/lease losses	1,067,664	1,672,221	2,456,965	1,419,164
Noninterest income	5,057,124	4,173,381	4,335,307	3,896,066
Noninterest expense	13,012,271	12,555,547	12,773,149	12,651,685
Income before taxes	3,185,991	3,896,668	2,933,897	3,981,512
Federal and state income tax expense	954,507	1,123,454	667,296	1,122,942
Net income	$2,231,484	$2,773,214	$2,266,601	$2,858,570
Less net income attributable to noncontrolling interests	106,524	98,245	103,446	130,006
Net income attributable to QCR Holdings, Inc.	$2,124,960	$2,674,969	$2,163,155	$2,728,564

Earnings per common share:
Basic	$0.23	$0.35	$(0.01)	$0.36
Diluted	$0.23	$0.34	$(0.01)	$0.35

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18.                 Parent Company Only Financial Statements

The following is condensed financial information of QCR Holdings, Inc. (parent company only):

Condensed Balance Sheets
December 31, 2012 and 2011

Assets	2012	2011

Cash and due from banks	$1,072,434	$3,542,484
Interest-bearing deposits at financial institutions	185,113	183,176
Securities available for sale, at fair value	1,406,876	1,252,658
Investment in bank subsidiaries	182,465,733	181,045,066
Investment in nonbank subsidiaries	1,202,791	2,510,382
Premises and equipment, net	3,318,757	-
Other assets	7,720,933	5,196,321
Total assets	$197,372,637	$193,730,087

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$10,077,769	$6,231,663
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	10,776,047	9,032,260
Total liabilities	56,938,816	51,348,923

Stockholders' Equity:
Preferred stock	54,867	65,090
Common stock	5,039,448	4,879,435
Additional paid-in capital	78,912,791	89,702,533
Retained earnings	53,326,542	44,585,902
Accumulated other comprehensive income	4,706,683	4,754,714
Treasury stock	(1,606,510)	(1,606,510)
Total stockholders' equity	140,433,821	142,381,164
Total liabilities and stockholders' equity	$197,372,637	$193,730,087

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18.                 Parent Company Only Financial Statements (Continued)

Condensed Statements of Income
Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010

Total interest income	$57,136	$62,521	$43,157
Equity in net income of bank subsidiaries	17,206,086	14,449,843	11,223,115
Equity in net income of nonbank subsidiaries	168,934	174,058	199,285
Other *	657,733	129,773	46,030
Total income	18,089,889	14,816,195	11,511,587

Interest expense	1,408,948	1,562,323	2,296,446
Salaries and employee benefits	4,717,609	4,078,474	3,153,062
Professional fees	988,306	1,103,910	1,192,225
Other-than-temporary impairment losses on securities	62,400	118,847	-
Other	760,618	783,460	743,859
Total expenses	7,937,881	7,647,014	7,385,592

Income before income tax benefit	10,152,008	7,169,181	4,125,995

Income tax benefit	2,465,759	2,522,467	2,460,684
Net income	$12,617,767	$9,691,648	$6,586,679

*For the year ended December 31, 2012, includes pre-tax gain of approximately $580 thousand on the sale of a 2.25% equity interest in a company providing data processing services to merchant credit card acquiring businesses.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18.                 Parent Company Only Financial Statements (Continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$12,617,767	$9,691,648	$6,586,679
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of (less than) earnings of:
Bank subsidiaries	(3,706,086)	(4,449,843)	(4,573,115)
Nonbank subsidiaries	(132,911)	133,951	(141,234)
Depreciation	-	54	590
Other-than-temporary impairment losses on securities	62,400	118,847	-
Stock-based compensation expense	849,760	646,419	533,271
Increase in other assets	(437,827)	(65,205)	(2,935,064)
Increase in other liabilities	1,930,733	658,610	926,645
Net cash provided by operating activities	11,183,836	6,734,481	397,772

Cash Flows from Investing Activities:
Net increase in interest-bearing deposits at financial instituions	(1,937)	(1,227)	(940)
Purchase of securities available for sale	(53,501)	(58,149)	(27,980)
Capital infusion, bank subsidiaries	-	(1,693,679)	(2,700,000)
Increase in cash from dissolution of VPHC	99,645	-	-
Net cash provided by (used in) investing activities	44,207	(1,753,055)	(2,728,920)
Cash Flows from Financing Activities:
Net increase (decrease) in other borrowings	2,008,099	1,107,630	(2,491,727)
Proceeds from issuance of Series A Subordinated Notes and detachable warrants to purchase 54,000 shares of common stock	-	-	2,700,000
Payment of cash dividends on common and preferred stock	(4,088,949)	(3,712,493)	(4,052,089)
Redemption of 10,223 shares of Series F Noncumulative Perpetual Preferred Stock, net	(10,223,000)	-	-
Proceeds from issuance of 40,090 shares of Series F Noncumulative Perpetual Preferred Stock, net	-	39,996,922	-
Redemption of Series D Cumulative Perpetual Preferred Stock, net	-	(38,237,000)	-
Repurchase of 521,888 shares of common stock warrants issued in conjunction with Series D Cumulative Perpetual Preferred Stock	-	(1,100,000)	-
Proceeds from issuance of Series E Noncumulative Convertible Perpetual Preferred Stock, net	-	-	3,187,233
Proceeds from issuance of common stock, net	994,174	477,339	261,547
Purchase of noncontrolling interests	(2,388,417)	-	(149,032)
Net cash used in financing activities	(13,698,093)	(1,467,602)	(544,068)

Net increase (decrease) in cash and due from banks	(2,470,050)	3,513,824	(2,875,216)

Cash and due from banks:
Beginning	3,542,484	28,660	2,903,876
Ending	$1,072,434	$3,542,484	$28,660

Supplemental Schedule of Noncash Investing Activities:
Dissolution of VPHC (see Note 1)

Assets acquired:
Cash	$99,645	$-	$-
Premises	3,318,757	-	-
Other assets	12,473	-	-
Total assets	3,430,875	-	-
Liabilities assumed:
Other borrowings	1,838,007	-	-
Other liabilities	14,461	-	-
Total liabilities	1,852,468	-	-
Net	1,578,407	-	-

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19.                 Fair Value

Accounting guidance on fair value measurements uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs.  This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities.  The three levels are as follows:

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

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis comprise the following at December 31, 2012 and 2011:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012:
Securities available for sale:
U.S. govt. sponsored agency securities	$338,609,371	$-	$338,609,371	$-
Residential mortgage-backed securities	163,601,103	-	163,601,103	-
Municipal securities	26,185,736	-	26,185,736	-
Trust preferred securities	139,400	-	139,400	-
Other securities	1,624,376	234,453	1,389,923	-
	$530,159,986	$234,453	$529,925,533	$-

December 31, 2011:
Securities available for sale:
U.S. govt. sponsored agency securities	$428,955,220	$-	$428,955,220	$-
Residential mortgage-backed securities	108,853,749	-	108,853,749	-
Municipal securities	25,689,364	-	25,689,364	-
Trust preferred securities	80,800	-	80,800	-
Other securities	1,450,158	191,506	1,258,652	-
	$565,029,291	$191,506	$564,837,785	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy during the years ended December 31, 2012 or 2011.

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

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19.                 Fair Value (Continued)

The remainder of the securities available for sale portfolio consist of securities whereby the Company obtains fair values from an independent pricing service.  The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis comprise the following at December 31, 2012 and 2011:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Impaired loans/leases	$18,054,234	$-	$-	$18,054,234
Other real estate owned	4,270,901	-	-	4,270,901
	$22,325,135	$-	$-	$22,325,135

December 31, 2011:
Impaired loans/leases	$19,603,360	$-	$-	$19,603,360
Other real estate owned	9,056,619	-	-	9,056,619
	$28,659,979	$-	$-	$28,659,979

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

Other real estate owned in the table above consists of property acquired through foreclosures and settlements of loans.  Property acquired is carried at the estimated fair value of the property, less disposal costs, and is classified as a Level 3 in the fair value hierarchy.   The estimated fair value of the property is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the property.

For impaired loans/leases and other real estate owned, the Company records carrying value at fair value less disposal or selling costs.  The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the years ended December 31, 2012 or 2011.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19.                 Fair Value (Continued)

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

		As of December 31, 2012		As of December 31, 2011
	Fair Value Heirarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Cash and due from banks	Level 1	$61,568,446	$61,568,446	$53,136,710	$53,136,710
Federal funds sold	Level 2	26,560,000	26,560,000	20,785,000	20,785,000
Interest-bearing deposits at financial institutions	Level 2	22,359,490	22,359,490	26,750,602	26,750,602
Investment securities:
Held to maturity	Level 3	72,079,385	73,005,706	200,000	200,000
Available for sale	See Previous Table	530,159,986	530,159,986	565,029,291	565,029,291
Loans/leases receivable, net	Level 3	16,716,883	18,054,234	18,151,259	19,603,360
Loans/leases receivable, net	Level 2	1,250,745,552	1,262,090,766	1,163,804,976	1,183,213,640
Deposits:
Nonmaturity deposits	Level 2	1,039,572,326	1,039,572,326	867,972,148	867,972,148
Time deposits	Level 2	334,541,774	337,343,000	337,485,640	341,224,852
Short-term borrowings	Level 2	171,082,961	171,082,961	213,536,450	213,536,450
Federal Home Loan Bank advances	Level 2	202,350,000	220,815,000	204,750,000	223,678,000
Other borrowings	Level 2	138,239,762	154,101,000	136,231,663	151,813,000
Junior subordinated debentures	Level 2	36,085,000	18,786,000	36,085,000	18,444,000

The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument.  These instruments include:  cash and due from banks, federal funds sold, interest-bearing deposits at financial institutions, non-maturity deposits, and short-term borrowings.  The Company used the following methods and assumptions in estimating the fair value of the following instruments:

Securities held to maturity: The fair values are estimated using pricing models that consider certain observable market data, however, as most of the securities have limited or no trading activity and are not rated, the fair value is partially dependent upon unobservable inputs.

Loans/leases receivable:  The fair values for all types of loans/leases are estimated using discounted cash flow analyses, using interest rates currently being offered for loans/leases with similar terms to borrowers with similar credit quality.  The fair value of loans held for sale is based on quoted market prices of similar loans sold in the secondary market.

Deposits:  The fair values disclosed for demand deposits equal their carrying amounts, which represent the amount payable on demand.  Fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregate expected monthly maturities on time deposits.

FHLB advances and junior subordinated debentures:  The fair value of these instruments is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19.                 Fair Value (Continued)

Other borrowings:  The fair value for the wholesale repurchase agreements and fixed rate other borrowings is estimated using rates currently available for debt with similar terms and remaining maturities.  The fair value for variable rate other borrowings is equal to its carrying value.

Commitments to extend credit:  The fair value of these commitments is not material.

Note 20.                 Business Segment Information

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

The Company’s All Other segment includes the operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds.  This segment includes the corporate operations of the parent and VPHC, which was dissolved and liquidated effective December 31, 2012.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20.                 Business Segment Information (Continued)

Selected financial information on the Company's business segments, with all intercompany accounts and transactions eliminated, is presented as follows for the years ended December 31, 2012, 2011, and 2010:

	Commercial Banking
	Quad City Bank & Trust	Cedar Rapids Bank & Trust	Rockford Bank & Trust	Wealth Management	All other	Intercompany Eliminations	Consolidated Total

Twelve Months Ended December 31, 2012
Total revenue	$47,984,123	$26,697,921	$12,955,951	$5,993,437	$745,682	$(379,946)	$93,997,168
Net interest income	33,770,092	15,717,038	9,630,481	-	(1,468,351)	-	57,649,260
Net income attributable to QCR Holdings, Inc.	9,915,267	5,786,446	857,610	646,762	(4,577,566)	(10,752)	12,617,767
Total assets	1,177,294,502	625,713,218	313,824,607	-	14,906,904	(38,008,739)	2,093,730,492
Provision for loan/lease losses	1,527,767	1,275,000	1,568,000	-	-	-	4,370,767
Goodwill	3,222,688	-	-	-	-	-	3,222,688

Twelve Months Ended December 31, 2011
Total revenue	$47,952,867	$28,406,789	$13,518,534	$5,477,913	$228,900	$(399,877)	$95,185,126
Net interest income	30,831,946	15,856,555	9,085,293	-	(1,628,938)	-	54,144,856
Net income attributable to QCR Holdings, Inc.	8,176,665	5,154,769	329,251	789,159	(4,733,869)	(24,327)	9,691,648
Total assets	1,113,435,783	560,076,246	294,382,640	-	14,826,484	(16,111,099)	1,966,610,054
Provision for loan/lease losses	2,735,014	1,655,000	2,226,000	-	-	-	6,616,014
Goodwill	3,222,688	-	-	-	-	-	3,222,688

Twelve Months Ended December 31, 2010
Total revenue	$47,708,698	$29,221,682	$13,718,493	$5,103,747	$147,577	$(396,943)	$95,503,254
Net interest income	28,664,024	15,568,717	8,041,016	-	(2,409,989)	-	49,863,768
Net income attributable to QCR Holdings, Inc.	5,767,982	3,565,637	729,714	1,159,782	(4,581,870)	(54,566)	6,586,679
Total assets	1,025,699,414	546,789,724	271,378,714	-	11,622,441	(18,855,077)	1,836,635,216
Provision for loan/lease losses	2,457,618	4,200,000	806,000	-	-	-	7,463,618
Goodwill	3,222,688	-	-	-	-	-	3,222,688

Note 21.                 Acquisition of 20% Noncontrolling Interest in m2 Lease Funds

On August 27, 2012, the Company’s largest subsidiary bank, QCBT, entered into an amendment to the operating agreement of m2 and purchased the remaining 20% noncontrolling interest in m2 for $4,501,442. The purchase price and related acquisition costs exceeded the book value by $2,133,417. This excess is reflected as a reduction in additional paid in capital. The acquisition is structured in two payments with the initial payment of $1,653,755 made on September 11, 2012 and the final payment of $3,307,509 due in September 2015. QCBT calculated the present value of this future payment using a discount rate of 5% and recorded a resulting liability of $2,847,687.  QCBT is accreting the discount of $459,822 using the effective yield method over the three year period to the final payment date.  During the year ended December 31, 2012, accretion totaled $47,758, and, as a result, the liability related to the final payment due totals $2,895,445 at December 31, 2012.

In conjunction with the purchase agreement, the Company also entered into an agreement with the Chief Executive Officer and former 20% owner of m2, whereby he will be provided additional consideration equal to 20% of the earnings of m2 for the period from September 2012 through the earlier of August 2015 or his separation from service. The payment under this arrangement will also be due in September 2015. Because the payment is contingent upon future service, QCBT is accruing the liability and related compensation expense over the service period.  As of December 31, 2012, $195,715 has been accrued and expensed related to this obligation.

Note 22.                 Sale of Credit Card Loan Receivables and Credit Card Issuing Operations for QCBT

On January 31, 2013, QCBT entered into an agreement to sell its credit card loan receivables totaling approximately $10,180,000. This transaction closed on February 15, 2013 and resulted in a pre-tax gain, net of expenses, of approximately $435,000.  As a part of the agreement, QCBT also agreed to sell its credit card issuing operations to the purchaser.  The gain to be realized on this transaction is wholly dependent upon successful re-contracting of QCBT’s agent bank customer base with the purchaser.  The re-contracting period expires March 15, 2013 and the maximum pre-tax gain expected to be realized is approximately $440,000.

QCR Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23.                 Acquisition of Community National Bancorporation and Community National Bank

On February 13, 2013, the Company signed a definitive agreement to acquire Community National Bancorporation (“Community National”) and Community National Bank (“CNB”).  Community National is a bank holding company providing bank and bank related services through its wholly-owned bank subsidiary, CNB.  CNB is a commercial bank headquartered in Waterloo, Iowa and serves Waterloo, Cedar Falls, and Mason City, Iowa and Austin, Minnesota.  As a de novo bank, CNB commenced its operations in 1997.  As of December 31, 2012, Community National had total assets of $287.7 million, net loans receivable of $205.2 million, deposits of $247.8 million, and stockholders’ equity of $19.3 million.

The Company will acquire 100% of Community National’s outstanding common stock for aggregate consideration consisting of 70% Company common stock and 30% cash.  Subject to certain adjustments, each share of Community National common stock will receive 0.40 shares of the Company’s common stock and cash consideration of $3.00.  Based on the closing price of the Company’s common stock on February 13, 2013, the implied valuation of the acquisition is approximately $20.1 million.  The transaction is subject to approval by banking regulators, approval by Community National shareholders, and certain closing conditions.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures.  An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2012.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2012. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

McGladrey LLP, the Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012, which is included on the following pages of this Form 10-K.

Changes in Internal Control Over Financial Reporting.  During 2005, the Company underwent a comprehensive effort to ensure compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002.  Continuing enhancements to the Company’s control environment were made during 2012 as part of the Company’s ongoing efforts to improve internal control over financial reporting.  There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this report that have materially effected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
QCR Holdings, Inc.

We have audited QCR Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. QCR Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, QCR Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QCR Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 11, 2013 expressed an unqualified opinion.

Davenport, Iowa
March 11, 2013

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Proposal 1: Election of Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management and Directors” in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Proposal 6: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

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

10.4	QCR Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-8, file No. 333-101356 dated November 20, 2002).
10.5	Dividend Reinvestment Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit 99.1 of Registrant’s Form S-3D, File No. 333-102699 dated January 24, 2003).
10.6
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

10.9	2004 Stock Incentive Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit B of Registrant’s Form Pre 14A, filed March 5, 2004, File No. 000-22208).

10.10	QCR Holdings, Inc. 2008 Equity Incentive Plan (incorporated by reference to Appendix A to QCR Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A dated March 25, 2008).

10.11
Indenture by and between QCR Holdings, Inc./QCR Holdings Statutory Trust IV and Wells Fargo Bank, National Association, as debenture and institutional trustee, dated May 4, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.12
Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht dated August 26, 2005 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.13
Indenture by and between QCR Holdings, Inc./QCR Holdings Statutory Trust V and Wells Fargo Bank, National Association, as debenture and institutional trustee, dated February 24, 2006 (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 2005).

10.14
First Amendment to the Employment Agreement among QCR Holdings, Inc., Quad City Bank and Trust Company and Douglas M. Hultquist dated December 27, 2008 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.15
First Amendment to the Employment Agreement between Cedar Rapids Bank and Trust Companyand Larry J. Helling dated December 30, 2008 (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.16
First Amendment to the Employment Agreement between QCR Holdings, Inc. and Todd A. Gipple dated December 30, 2008 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.17	Executive Deferred Compensation Plan of QCR Holdings, Inc. (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

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

10.26	QCR Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A dated March 22, 2010).

10.27
Securities Purchase Agreement, dated September 15, 2011, between the Registrant and the Secretary of the Treasury, with respect to the issuance and sale of the Series F Preferred Stock (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated September 16, 2011).

10.28
Repurchase Document, dated September 15, 2011, between the Registrant and the United States Department of the Treasury, with respect to the repurchase of the Series D Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated September 16, 2011).

10.29
Warrant Letter Agreement, dated November 16, 2011, between the Registrant and the United States Department of the Treasury, with respect to the repurchase of the warrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated November 17, 2011).

10.30	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A dated March 21, 2012).

10.31
Amendment No. 1 to the Second Amended and Restated Operating Agreement between Quad City Bank and Trust Company and John Engelbrecht, dated August 26, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.32
Agreement and Plan of Merger among QCR Holdings, Inc., QCR Acquisition, LLC and Community National Bancorporation, dated February 13, 2013 (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K dated February 14, 2013).

21.1	Subsidiaries of QCR Holdings, Inc. (exhibit is being filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm - McGladrey, LLP (exhibit is being filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (exhibit is being filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (exhibit is being filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibit is being filed herewith).

101**
Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, December 31, 2011, and December 31, 2010; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; and (vi) Notes to Consolidated Financial Statements.

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

QCR HOLDINGS, INC.

Dated: March 11, 2013	By:	/s/ Douglas M. Hultquist
Douglas M. Hultquist
President and Chief Executive Officer

Dated: March 11, 2013	By:	/s/ Todd A. Gipple
Todd A. Gipple
Executive Vice President, Chief Operating Officer, and
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Brownson	Chairman of the Board of Directors	March 11, 2013
James J. Brownson

/s/ Douglas M. Hultquist	President, Chief Executive	March 11, 2013
Douglas M. Hultquist	Officer and Director

/s/ Pat S. Baird	Director	March 11, 2013
Pat S. Baird

/s/ Lindsay Y. Corby	Director	March 11, 2013
Lindsay Y. Corby

/s/ Todd A. Gipple	Director	March 11, 2013
Todd A. Gipple

/s/ Larry J. Helling	Director	March 11, 2013
Larry J. Helling

/s/ Mark C. Kilmer	Director	March 11, 2013
Mark C. Kilmer

/s/ John K. Lawson	Director	March 11, 2013
John K. Lawson

/s/ Charles M. Peters	Director	March 11, 2013
Charles M. Peters

/s/ Ronald G. Peterson	Director	March 11, 2013
Ronald G. Peterson

/s/ Donna J. Sorensen, J.D.	Director	March 11, 2013
Donna J. Sorensen, J.D.

/s/ John D. Whitcher	Director	March 11, 2013
John D. Whitcher

/s/ Marie Z. Ziegler	Director	March 11, 2013
Marie Z. Ziegler

APPENDIX A

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Iowa Superintendent of Banking (the “Iowa Superintendent”), the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the newly-created Bureau of Consumer Financial Protection (the “CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and its subsidiary Banks, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders.  These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.   Moreover, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (the “Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the Treasury invests.

The Company and its subsidiary Banks are also subject to regular examination by their respective regulatory authorities, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law.  The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: creates the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of the derivatives markets; enhances oversight of credit rating agencies; and prohibits banking agency requirements tied to credit ratings.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies.  Many of the required regulations have been issued and others have been released for public comment, but there remain a number that have yet to be released in any form.  Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company will continue to evaluate the effect of the changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and its subsidiaries.

The Increasing Regulatory Emphasis on Capital

The Company is subject to various regulatory capital requirements administered by the federal and state banking regulators noted above. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), the Company must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classifications are also subject to judgments by the regulators regarding qualitative components, risk weightings and other factors.

While capital has historically been one of the key measures of the financial health of both bank holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis, as the regulators have recognized that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in capital determinations. Once fully implemented, these provisions will represent regulatory capital requirements that are meaningfully more stringent than those in place currently.

Company and Bank Required Capital Levels.  Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and were able to raise capital with hybrid instruments such as trust preferred securities.  The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  As a consequence, over a phase-in period of three years, the components of holding company permanent capital known as “Tier 1 capital” are being restricted to capital instruments that are considered to be Tier 1 capital for insured depository institutions. A result of this change is that the proceeds of trust preferred securities are being excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. Because the Company has assets of less than $15 billion, it is able to maintain its trust preferred proceeds as Tier 1 capital but will have to comply with new capital mandates in other respects, and will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities. In addition, the Basel III proposal, discussed below, includes a phase-out of trust preferred securities for all bank holding companies, including the Company.

The Company owns three subsidiary banks (collectively, the “Banks”):  Quad City Bank and Trust Company (“QCBT”), Cedar Rapids Bank and Trust Company (“CRBT”), and Rockford Bank and Trust Company (“RB&T”).  Under current federal regulations, the Banks are subject to, and, after the phase-in period, the Company will be subject to, the following minimum capital standards:

•	a leverage requirement, consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•
a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For this purpose, “Tier 1 capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships).  Total capital consists primarily of Tier 1 capital plus “Tier 2 capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 capital, and a portion of the Banks’ allowance for loan and leases losses.

The capital standards described above are minimum requirements. Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits. Under the capital regulations of the Federal Reserve, in order to be “well-capitalized,” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater. The Federal Reserve’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity.

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

As of December 31, 2012: (i) none of the Banks was subject to a directive from the Federal Reserve to increase capital to an amount in excess of the minimum regulatory capital requirements; (ii) each Bank exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) each Bank was “well-capitalized,” as defined by Federal Reserve regulations.  As of December 31, 2012, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank capital requirements.

Basel III. The current risk-based capital guidelines described above, which apply to the Banks and are being phased in for the Company, are based upon the 1988 capital accord  known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Basel III requires, among other things:

•	a new required ratio of minimum common equity equal to 4.5% of risk-weighted assets,

•	an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of risk-weighted assets, and

•	a continuation of the current minimum required amount of total capital at 8% of risk-weighted assets.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in common equity attributable to a capital conservation buffer to be phased in over three years. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the ratios depicted above to 7% for common equity, 8.5% for Tier 1 capital and 10.5% for total capital.

On June 12, 2012, the federal banking regulators (the Office of the Comptroller of the Currency, the Federal Reserve and the FDIC) (the “Agencies”) formally proposed for comment, in three separate but related proposals, rules to implement Basel III in the United States. The proposals are: (i) the “Basel III Proposal,” which applies the Basel III capital framework to almost all U.S. banking organizations; (ii) the “Standardized Approach Proposal,” which applies certain elements of the Basel II standardized approach for credit risk weightings to almost all U.S. banking organizations; and (iii) the “Advanced Approaches Proposal,” which applies changes made to Basel II and Basel III in the past few years to large U.S. banking organizations subject to the advanced Basel II capital framework. The comment period for these notices of proposed rulemaking ended October 22, 2012.

The Basel III Proposal and the Standardized Approach Proposal are expected to have a direct impact on the Company and the Banks. The Basel III Proposal is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). There will be separate phase-in/phase-out periods for: (i) minimum capital ratios; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; (iv) capital conservation and countercyclical capital buffers; (v) a supplemental leverage ratio for advanced approaches banks; and (vi) changes to the FDIC’s prompt corrective action rules.

The criteria in the U.S. proposal for common equity and additional Tier 1 capital instruments, as well as Tier 2 capital instruments, are broadly consistent with the Basel III criteria. A number of instruments that now qualify as Tier 1 capital will not qualify, or their qualification will change, if the Basel III Proposal becomes final. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, which the Company may retain under the Dodd-Frank Act, will no longer qualify as Tier 1 capital of any kind. Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 capital, would not qualify as common equity Tier 1 capital, but would qualify as additional Tier 1 capital.

In addition to the changes in capital requirements included within the Basel III Proposal, the Standardized Approach Proposal revises a large number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the proposal requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. For example, under the current risk-weighting rules, residential mortgages have a risk weighting of 50%. Under the proposed new rules, two categories of residential mortgage lending would be created: (i) traditional lending would be category 1, where the risk weightings range from 35 to 100%; and (ii) nontraditional loans would fall within category 2, where the risk weightings would range from 50 to 150%.  There is concern in the U.S. that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products will increase costs to consumers and reduce their access to mortgage credit.

In addition, there is significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). The proposed treatment of AOCI would require unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects. There is concern that this treatment would introduce capital volatility, due not only to credit risk but also to interest rate risk, and affect the composition of firms’ securities holdings.

While the Basel III accord called for national jurisdictions to implement the new requirements beginning January 1, 2013, in light of the volume of comments received by the Agencies and the concerns expressed above, the Agencies have indicated that the commencement date for the proposed Basel III rules has been delayed and it is unclear when the Basel III regime, as it may be implemented by final rules, will become effective in the United States.

The Company

General.  The Company, as the sole stockholder of the Banks, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is also required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control.  The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  As of the date of this filing, the Company has not elected to operate as a financial holding company.

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

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III.  For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

U.S. Government Investment in Bank Holding Companies.  Events in the U.S. and global financial markets in 2008 and 2009, including the deterioration of the worldwide credit markets, created significant challenges for financial institutions throughout the country.  In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.

On October 14, 2008, the Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “TCPP”), allocated $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “TCPP Preferred Stock”).  Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  In conjunction with the purchase of the TCPP Preferred Stock, the Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment.  Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TCPP.

Pursuant to the TCPP, on February 13, 2009, the Company entered into a Letter Agreement with the Treasury, pursuant to which the Company issued (i) 38,237 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series D (the “Series D Preferred Stock”) and (ii) a warrant to purchase 521,888 shares of the Company’s common stock for an aggregate purchase price of $38.237 million in cash.

Small Business Lending Fund and TCPP Redemption.  Under the Small Business Jobs Act of 2010, the Treasury established a Small Business Lending Fund (the “SBLF”), a $30 billion fund that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.  The Company applied for the SBLF program, was accepted, and on September 15, 2011, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Treasury, pursuant to which it issued and sold to the Treasury 40,090 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series F (the “Series F Preferred Stock”), having a liquidation preference of $1,000 per share (the “Liquidation Amount”), for aggregate proceeds of $40,090,000.  On the same date, the Company redeemed from the Treasury, using the proceeds from the issuance of the Series F Preferred Stock, all 38,237 outstanding shares of its Series D Preferred Stock issued under the TCPP, for a redemption price of approximately $38.4 million, including accrued but unpaid dividends to the date of redemption. The Treasury remitted a cash payment to the Company in the amount of approximately $1.7 million to cover the difference between the outstanding balance of the Series D Preferred Stock and the proceeds from the issuance of the Series F Preferred Stock.  As a result of its redemption of the Series D Preferred Stock, the Company is no longer subject to the limits on executive compensation and other restrictions stipulated under the TCPP.  The Company also repurchased the warrant issued to the Treasury in November of 2011 for an aggregate purchase price of $1.1 million.

On June 29, 2012, the Company redeemed 10,223 shares of the Series F Preferred Stock from the Treasury for an aggregate redemption amount of $10,223,000 plus unpaid dividends to the date of redemption of $124,948.  The remaining Series F Preferred Stock may be redeemed at any time at the option of the Company, subject to the approval of the Company’s primary federal banking regulator.  All redemptions must be in amounts equal to at least 25% of the number of originally issued shares, or 100% of the then-outstanding shares (if less than 25% of the originally issued shares).

Dividend Payments.  The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”), which allow the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate, defer or significantly reduce the dividends if:  (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

The terms of the Series F Preferred Stock issued in connection with the SBLF impose limits on the Company’s ability to pay dividends on and repurchase shares of its common stock and other securities. In general, the Company may declare and pay dividends on its common stock or any other stock junior to the Series F Preferred Stock, or repurchase shares of any such stock, only, if after payment of such dividends or repurchase of such shares, the Company’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital (as defined and set forth in the Certificate of Designation), excluding any subsequent net charge-offs and any redemption of the Series F Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the 2nd anniversary and ending on the 10th anniversary of issuance of the Series F Preferred Stock, by 10% for each one 1% increase in the Banks’ QSBL over the baseline level. If, however, the Company fails to declare and pay dividends on the Series F Preferred Stock in a given quarter, then during such quarter and for the next three quarters following such missed dividend payment the Company may not pay dividends on or repurchase any common stock or any other securities that are junior to (or in parity with) the Series F Preferred Stock, except in very limited circumstances.  If any Series F Preferred Stock remains outstanding on the 10th anniversary of issuance, the Company may not pay any further dividends on its common stock or any other junior stock until the Series F Preferred Stock is redeemed in full.

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

The Banks

General.  The Company owns three subsidiary banks:  QCBT and CRBT are chartered under Iowa law (collectively, the “Iowa Banks”) and RB&T is chartered under Illinois law.  The deposit accounts of the Banks are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations.  The Banks are also members of the Federal Reserve System (“member banks”).

As Iowa-chartered, FDIC-insured member banks, the Iowa Banks are subject to the examination, supervision, reporting and enforcement requirements of the Iowa Superintendent, as the chartering authority for Iowa banks.  As an Illinois-chartered, FDIC-insured member bank, RB&T is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, as the chartering authority for Illinois banks.  The Banks are also subject to the examination, reporting and enforcement requirements of the Federal Reserve, as the primary federal regulator of member banks.  In addition, the FDIC, as administrator of the DIF, has regulatory authority over the Banks.

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

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC is given until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Banks’ FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009.  Although the legislation provided that non-interest-bearing transaction accounts had unlimited deposit insurance coverage through December 31, 2012.

FICO Assessments.  The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2012, the FICO assessment rate was approximately 0.0066%, which reflects the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.

Supervisory Assessments.  Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. The amount of the assessment payable by each Bank is calculated on the basis of that Bank’s total assets. During the year ended December 31, 2012, the Iowa Banks paid supervisory assessments to the Iowa Superintendent totaling $160 thousand and RB&T paid supervisory assessments to the DFPR totaling $48 thousand.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2012.  As of December 31, 2012, approximately $10.9 million was available to be paid as dividends by the Banks.  Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Banks if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to directors and officers, to directors and officers of the Company, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Banks, or a principal stockholder of the Company, may obtain credit from banks with which the Banks maintain correspondent relationships.

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

Branching Authority. The Iowa Banks have the authority under Iowa law to establish branches anywhere in the State of Iowa, subject to receipt of all required regulatory approvals.  In 1997, the Company formed a de novo Illinois bank that was merged into QCBT, resulting in QCBT establishing a branch office in Illinois.  Under Illinois law, QCBT may continue to establish offices in Illinois to the same extent permitted for an Illinois bank (subject to certain conditions, including certain regulatory notice requirements).  Similarly, RB&T has the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized and well-managed banks to establish new branches across state lines without these impediments.

State Bank Investments and Activities.  The Banks are permitted to make investments and engage in activities directly or through subsidiaries as authorized by Iowa or Illinois law, as applicable.  However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF.  These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Banks.

Transaction Account Reserves.  Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts).  For 2013: the first $12.4 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $12.4 million to $79.5 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $79.5 million, the reserve requirement is $2,013,000 plus 10% of the aggregate amount of total transaction accounts in excess of $79.5 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Banks are in compliance with the foregoing requirements.

Consumer Financial Services

There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Banks’ business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Banks, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Banks, will continue to be examined by their applicable bank regulators.

Ability-to-Repay Requirement and Qualified Mortgage Rule. The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” Most significantly, the new standards limit the total points and fees that the Banks and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, which implements the Dodd-Frank Act’s ability-to-repay requirements and clarifies the presumption of compliance for “qualified mortgages.”  In assessing a borrower’s ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors:  (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history.  The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

Further, the final rule also clarifies that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions.  In addition, for qualified mortgages, the monthly payment must be calculated on the highest payment that will occur in the first five years of the loan, and the borrower’s total debt-to-income ratio generally may not be more than 43%.  The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership) or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service are also considered to be qualified mortgages.  This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provides for a rebuttable presumption of lender compliance for those loans. The final rule also applies the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

Changes to Mortgage Loan Originator Compensation. Effective April 2, 2011, previously existing regulations concerning the compensation of mortgage loan originators were amended. As a result of these amendments, mortgage loan originators may not receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the new standards limit the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.

Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, with many of such laws having the effect of delaying or impeding the foreclosure process on real estate secured loans in default. Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code. In recent years, legislation has been introduced in the U.S. Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. We cannot predict whether any such legislation will be passed or the impact, if any, it would have on our business.

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

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2012.

C. Analysis of Changes of Interest Income/Interest Expense

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2012.

II.  Investment Portfolio

A.  Investment Securities

The following tables present the amortized cost and fair value of investment securities as of December 31, 2012, 2011, and 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(dollars in thousands)

December 31, 2012

Securities held to maturity:
Municipal securities	$71,429	$998	$(71)	$72,356
Other bonds	650	-	-	650

Totals	$72,079	$998	$(71)	$73,006

Securities available for sale:
U.S. gov't.sponsored agency securities	$336,571	$2,198	$(160)	$338,609
Residential mortgage-backed and related securitiies	160,035	3,737	(171)	163,601
Municipal securities	24,508	1,697	(19)	26,186
Trust preferred securities	86	53	-	139
Other securities	1,347	301	(23)	1,625

Totals	$522,547	$7,986	$(373)	$530,160

December 31, 2011

Securities held to maturity:
Other bonds	$200	$-	$-	$200

Totals	$200	$-	$-	$200

Securities available for sale:
U.S. gov't.sponsored agency securities	$426,582	$2,429	$(56)	$428,955
Residential mortgage-backed and related securitiies	105,374	3,488	(8)	108,854
Municipal securities	23,937	1,752	-	25,689
Trust preferred securities	86	-	(5)	81
Other securities	1,355	140	(45)	1,450

Totals	$557,334	$7,809	$(114)	$565,029

December 31, 2010

Securities held to maturity:
Other bonds	$300	$-	$-	$300

Totals	$300	$-	$-	$300

Securities available for sale:
U.S. gov't.sponsored agency securities	$401,711	$3,219	$(2,705)	$402,225
Municipal securities	20,135	579	(110)	20,604
Residential mortgage-backed securities	65	6	-	71
Trust preferred securities	86	-	(8)	78
Other securities	1,415	168	(14)	1,569

Totals	$423,412	$3,972	$(2,837)	$424,547

NOTE:  Stock of the Federal Home Loan Bank and Federal Reserve Bank are NOT included in the above. The Company reports these investments separately on the consolidated balance sheets.  Following is the carrying value as of December 31, 2012, 2011, and 2010:

	As of December 31,
	2012	2011	2010
	(dollars in thousands)

Federal Home Loan Bank	$11,987	$11,517	$12,980
Federal Reserve Bank	3,761	3,737	3,689
Totals	$15,748	$15,254	$16,669

B.  Investment Securities, Maturities, and Yields

The following table presents the maturity of securities held on December 31, 2012 and the weighted average stated coupon rates by range of maturity:

	Amortized Cost	Weighted Average Yield
	(dollars in thousands)

U.S. gov't.sponsored agency securities:
After 1 but within 5 years	$27,498	1.29%
After 5 but within 10 years	291,300	1.69%
After 10 years	17,773	2.85%

Total	$336,571	1.72%

Residential mortgage-backed and related securities:
Within 1 year	$9	6.08%
After 10 years	160,026	2.09%

Total	$160,035	2.09%

Municipal securities:
Within 1 year	$1,749	2.62%
After 1 but within 5 years	14,956	2.33%
After 5 but within 10 years	27,584	3.17%
After 10 years	51,648	3.35%

Total	$95,937	3.13%

Trust preferred securities:
After 10 years	$86	7.80%

Other bonds:
Within 1 year	$100	5.50%
After 1 but within 5 years	550	2.81%

Total	$650	3.22%

Other securities with no maturity or stated face rate	$1,347

NOTE:  Yields above are NOT computed on a tax equivalent basis.

C.  As of December 31, 2012, there were no securities with aggregate book value and market value purchased from a single issuer (as defined by Sction 2(4) of the Securities Act of 1933) that exceeded 10% of stockholders' equity.

III.	Loan/Lease Portfolio

A.	Types of Loans/Leases

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2012.

B.	Maturities and Sensitivities of Loans/Leases to Changes in Interest Rates

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2012.

C.	Risk Elements

1.	Nonaccrual, Past Due and Restructured Loans/Leases

The gross interest income that would have been recorded if nonaccrual loans/leases and performing troubled debt restructurings had been current in accordance with their original terms was $618,733 and $277,576, respectively, for the year ended December 31, 2012. The amount of interest collected on nonaccrual loans/leases and performing troubled debt restructurings that was included in interest income was none and $334,921, respectively, for the year ended December 31, 2012.

The remaining information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2012.

2.	Potential Problem Loans/Leases.

To management's best knowledge, there are no such significant loans/leases that have not been disclosed in the table presented in the Management's Discussion and Analysis section of the Company's Form 10-K for the fiscal year ended December 31, 2012.

3.	Foreign Outstandings. None.

4.	Loan/Lease Concentrations.

As of December 31, 2012, there was a single concentration of loans/leases exceeding 10% of total loans/leases, which is not otherwise disclosed in Item III. A.  That concentration is Lessors of Non-Residential Buildings & Dwellings at 14%.

D.	Other Interest-Bearing Assets

As of December 31, 2012, there are no interest-bearing assets required to be disclosed in this Appendix.

IV.	Summary of Loan/Lease Loss Experience

A.	Analysis of the Allowance for Estimated Losses on Loans/Leases

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2012.

B.	Allocation of the Allowance for Estimated Losses on Loans/Leases

The information requested is disclosed in Management's Discussion and Analysis section of the the Company's Form 10-K for the fiscal year ended December 31, 2012.

V.  Deposits.

The average amount of and average rate paid for the categories of deposits for the years ended December 31, 2012, 2011, and 2010 are included in the consolidated average balance sheets and can be found in the Management's Discussion and Analysis section of the Company's Form 10-K for the fiscal year ended December 31, 2012.

The Company has no deposits by foreign depositors in domestic offices as of December 31, 2012.

Included in interest bearing deposits at December 31, 2012, were certificates of deposit totaling $249,664,000 that were $100,000 or greater.  Maturities of these certificates were as follows:

December 31,
2012
(dollars in thousands)

One to three months	$69,777
Three to six months	48,478
Six to twelve months	53,078
Over twelve months	78,331

Total certificates of deposit greater than $100,000	$249,664

VI.  Return on Equity and Assets.

The following tables present the return on assets and equity and the equity to assets ratio of the Company:

	Years ended December 31,
	2012	2011	2010
	(dollars in thousands)

Average total assets	$2,025,691	$1,907,038	$1,839,318
Average equity	141,793	136,700	131,066
Net income attributable to QCR Holdings, Inc.	12,618	9,692	6,587
Return on average assets	0.62%	0.51%	0.36%
Return on average common equity	10.84%	5.82%	3.58%
Return on average total equity	8.90%	7.09%	5.03%
Dividend payout ratio	4.26%	8.60%	14.81%
Average equity to average assets ratio	7.00%	7.17%	7.13%

VII.  Short Term Borrowings.

The following tables present the information requested on short-term borrowings of the Company:

Short-term borrowings as of December 31, 2012, 2011, and 2010 are summarized as follows:

	2012	2011	2010
	(dollars in thousands)
Overnight repurchase agreements with customers	$104,943	$110,236	$118,904
Federal funds purchased	66,140	103,300	22,250
	$171,083	$213,536	$141,154

Information concerning overnight repurchase agreements with customers is summarized as follows:

	2012	2011	2010
	(dollars in thousands)
Average daily balance during the period	$111,782	$110,469	$108,232
Average daily interest rate during the period	0.13%	0.23%	0.41%
Maximum month-end balance during the period	$141,891	$117,902	$135,143
Weighted average rate as of end of period	0.11%	0.23%	0.50%

Securities underlying the agreements as of end of period:
Carrying value	$160,951	$201,054	$157,042
Fair value	160,951	201,054	157,042

Information concerning federal funds purchased is summarized as follows:

	2012	2011	2010
	(dollars in thousands)
Average daily balance during the period	$52,380	$33,703	$33,897
Average daily interest rate during the period	0.27%	0.27%	0.31%
Maximum month-end balance during the period	$80,150	$103,300	$46,990
Weighted average rate as of end of period	0.26%	0.22%	0.27%