Form 10-Q
period 2013-03-31
QCR HOLDINGS INC
filed 2013-05-06
CIK 906465

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2013

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to________

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
Yes [ ]No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 1, 2013, the Registrant had outstanding 4,946,362 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page Number(s)
Part I	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets As of March 31, 2013 and December 31, 2012	2

		Consolidated Statements of Income For the Three Months Ended March 31, 2013 and 2012	3

		Consolidated Statements of Comprehensive Income For the Three Months Ended March 31, 2013 and 2012	4

		Consolidated Statement of Changes in Stockholders' Equity For the Three Months Ended March 31, 2013 and 2012	5

		Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2013 and 2012	6

		Notes to the Consolidated Financial Statements	7-25

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26-52

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53-54

	Item 4.	Controls and Procedures	55

Part II	OTHER INFORMATION

	Item 1.	Legal Proceedings	56

	Item 1.A.	Risk Factors	56

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

	Item 3.	Defaults upon Senior Securities	56

	Item 4.	Mine Safety Disclosures	56

	Item 5.	Other Information	56

	Item 6.	Exhibits	57

Signatures			58

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$33,254,137	$61,568,446
Federal funds sold	-	26,560,000
Interest-bearing deposits at financial institutions	33,781,655	22,359,490

Securities held to maturity, at amortized cost	87,006,209	72,079,385
Securities available for sale, at fair value	605,545,374	530,159,986
Total securities	692,551,583	602,239,371

Loans receivable held for sale	2,260,506	4,577,233
Loans/leases receivable held for investment	1,289,535,005	1,282,810,406
Gross loans/leases receivable	1,291,795,511	1,287,387,639
Less allowance for estimated losses on loans/leases	(20,769,462)	(19,925,204)
Net loans/leases receivable	1,271,026,049	1,267,462,435

Premises and equipment, net	31,453,220	31,262,390
Goodwill	3,222,688	3,222,688
Bank-owned life insurance	46,059,176	45,620,489
Restricted investment securities	15,297,700	15,747,850
Other real estate owned, net	3,679,419	3,954,538
Other assets	13,665,025	13,732,795

Total assets	$2,143,990,652	$2,093,730,492

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$496,513,304	$450,659,723
Interest-bearing	923,979,954	923,454,377
Total deposits	1,420,493,258	1,374,114,100

Short-term borrowings	171,853,471	171,082,961
Federal Home Loan Bank advances	205,350,000	202,350,000
Other borrowings	138,241,912	138,239,762
Junior subordinated debentures	36,085,000	36,085,000
Other liabilities	29,768,580	31,424,848
Total liabilities	2,001,792,221	1,953,296,671

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000 March 2013 - 54,867 shares issued and outstanding December 2012 - 54,867 shares issued and outstanding	54,867	54,867
Common stock, $1 par value; shares authorized 20,000,000 March 2013 - 5,057,562 shares issued and 4,936,316 outstanding December 2012 - 5,039,448 shares issued and 4,918,202 outstanding	5,057,562	5,039,448
Additional paid-in capital	79,041,338	78,912,791
Retained earnings	55,780,849	53,326,542
Accumulated other comprehensive income	3,870,325	4,706,683
Less treasury stock, March 2013 and December 2012 - 121,246 common shares, at cost	(1,606,510)	(1,606,510)
Total stockholders' equity	142,198,431	140,433,821
Total liabilities and stockholders' equity	$2,143,990,652	$2,093,730,492

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended March 31,

	2013	2012
Interest and dividend income:
Loans/leases, including fees	$15,088,827	$15,970,837
Securities:
Taxable	2,460,449	2,805,814
Nontaxable	802,473	395,826
Interest-bearing deposits at financial institutions	59,754	120,005
Restricted investment securities	125,105	81,322
Federal funds sold	874	-
Total interest and dividend income	18,537,482	19,373,804

Interest expense:
Deposits	1,116,791	1,715,740
Short-term borrowings	64,267	64,944
Federal Home Loan Bank advances	1,732,812	1,864,321
Other borrowings	1,190,755	1,257,393
Junior subordinated debentures	241,540	267,953
Total interest expense	4,346,165	5,170,351

Net interest income	14,191,317	14,203,453

Provision for loan/lease losses	1,057,782	780,446
Net interest income after provision for loan/lease losses	13,133,535	13,423,007

Noninterest income:
Trust department fees	1,039,670	883,732
Investment advisory and management fees	609,341	521,462
Deposit service fees	907,823	904,406
Gains on sales of residential real estate loans	291,151	291,433
Gains on sales of government guaranteed portions of loans	845,224	107,657
Earnings on bank-owned life insurance	438,687	438,402
Credit card issuing fees, net of processing costs	49,954	127,015
Losses on other real estate owned, net	(446,630)	(189,204)
Other	1,468,809	871,975
Total noninterest income	5,204,029	3,956,878

Noninterest expense:
Salaries and employee benefits	8,742,683	8,124,680
Occupancy and equipment expense	1,428,870	1,352,263
Professional and data processing fees	1,140,061	1,150,190
FDIC and other insurance	555,911	580,856
Loan/lease expense	245,091	218,734
Advertising and marketing	264,568	276,016
Postage and telephone	218,691	288,240
Stationery and supplies	110,670	142,966
Bank service charges	275,495	199,729
Acquisition costs (Note 8)	356,578	-
Other	619,882	404,406
Total noninterest expense	13,958,500	12,738,080

Net income before income taxes	4,379,064	4,641,805
Federal and state income tax expense	1,113,920	1,238,956
Net income	$3,265,144	$3,402,849
Less: Net income attributable to noncontrolling interests	-	166,031
Net income attributable to QCR Holdings, Inc.	$3,265,144	$3,236,818

Less: Preferred stock dividends	810,837	938,625
Net income attributable to QCR Holdings, Inc. common stockholders	2,454,307	$2,298,193

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.50	$0.48
Diluted	$0.49	$0.48

Weighted average common shares outstanding	4,927,591	4,800,407
Weighted average common and common equivalent shares outstanding	5,034,342	4,833,399

Cash dividends declared per common share	$-	$-

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
Three Months Ended March 31,

	2013	2012
Net income	$3,265,144	$3,402,849

Other comprehensive loss:
Unrealized gains (losses) on securities available for sale:
Unrealized holding losses arising during the period before tax	(1,356,552)	(2,460,571)
Less reclassification adjustment for gains (losses) included in net income before tax	-	-
	(1,356,552)	(2,460,571)
Tax benefit	(520,194)	(943,336)
Other comprehensive loss, net of tax	(836,358)	(1,517,235)

Comprehensive income attributable to QCR Holdings, Inc.	$2,428,786	$1,885,614

See Notes to Consolidated Financial Statements

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
Three Months Ended March 31, 2013 and 2012

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Treasury Stock	Total
Balance December 31, 2012	$54,867	$5,039,448	$78,912,791	$53,326,542	$4,706,683	$-	$(1,606,510)	$140,433,821
Net income	-	-	-	3,265,144	-	-	-	3,265,144
Other comprehensive loss, net of tax	-	-	-	-	(836,358)	-	-	(836,358)
Preferred cash dividends declared	-	-	-	(810,837)	-	-	-	(810,837)
Proceeds from issuance of 5,884 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	5,884	63,487	-	-	-	-	69,371
Proceeds from issuance of 19,278 shares of common stock as a result of stock options exercised	-	19,278	153,550	-	-	-	-	172,828
Exchange of 7,048 shares of common stock in connection with stock options exercised	-	(7,048)	(111,628)	-	-	-	-	(118,676)
Stock compensation expense	-	-	293,798					293,798
Tax benefit of nonqualified stock options exercised	-	-	35,251	-	-	-	-	35,251
Restricted stock awards	-	16,798	(16,798)	-	-	-	-	-
Exchange of 16,798 shares of common stock in connection with payroll taxes for restricted stock	-	(16,798)	(289,113)	-	-	-	-	(305,911)
Balance March 31, 2013	$54,867	$5,057,562	$79,041,338	$55,780,849	$3,870,325	$-	$(1,606,510)	$142,198,431

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Treasury Stock	Total
Balance December 31, 2011	$65,090	$4,879,435	$89,702,533	$44,585,902	$4,754,714	$2,051,538	$(1,606,510)	$144,432,702
Net income	-	-	-	3,236,818	-	166,031	-	3,402,849
Other comprehensive loss, net of tax	-	-	-	-	(1,517,235)	-	-	(1,517,235)
Preferred cash dividends declared	-	-	-	(938,625)	-	-	-	(938,625)
Proceeds from issuance of 7,767 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	7,767	55,566	-	-	-	-	63,333
Proceeds from issuance of 276 shares of common stock as a result of stock options exercised	-	276	2,374	-	-	-	-	2,650
Exchange of 576 shares of common stock in connection with payroll taxes for restricted stock	-	(576)	(2,103)	-	-	-	-	(2,679)
Stock compensation expense	-	-	326,245					326,245
Restricted stock awards	-	57,770	(57,770)	-	-	-	-	-
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,066)	-	(2,066)
Balance March 31, 2012	$65,090	$4,944,672	$90,026,845	$46,884,095	$3,237,479	$2,215,503	$(1,606,510)	$145,767,174

See Notes to Consolidated Financial Statements.

QCR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,265,144	$3,402,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	584,884	591,465
Provision for loan/lease losses	1,057,782	780,446
Stock-based compensation expense	293,798	326,245
Losses on other real estate owned, net	446,630	189,204
Amortization of premiums on securities, net	974,045	983,617
Loans originated for sale	(26,928,996)	(24,070,517)
Proceeds on sales of loans	30,382,098	24,972,257
Gains on sales of residential real estate loans, net	(291,151)	(291,433)
Gains on sales of government guaranteed portions of loans, net	(845,224)	(107,657)
Increase in cash value of bank-owned life insurance	(438,687)	(438,402)
Decrease in other assets	587,964	565,316
Decrease in other liabilities	(1,853,653)	(1,330,446)
Net cash provided by operating activities	$7,234,634	$5,572,944

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	26,560,000	20,785,000
Net (increase) decrease in interest-bearing deposits at financial institutions	(11,422,165)	1,262,389
Proceeds from sales of other real estate owned	15,989	209,383
Activity in securities portfolio:
Purchases	(187,650,573)	(159,077,553)
Calls, maturities and redemptions	82,114,256	98,751,724
Paydowns	12,893,508	5,720,417
Activity in restricted investment securities:
Purchases	(1,743,750)	(189,400)
Redemptions	2,193,900	334,000
Net increase in loans/leases originated and held for investment	(7,125,623)	(12,234,648)
Purchase of premises and equipment	(775,714)	(539,900)
Net cash used in investing activities	$(84,940,172)	$(44,978,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	46,379,158	91,291,345
Net increase (decrease) in short-term borrowings	770,510	(63,635,950)
Activity in Federal Home Loan Bank advances:
Advances	46,000,000	4,000,000
Calls and maturities	(43,000,000)	(5,000,000)
Net increase in other borrowings	2,150	2,025
Payment of cash dividends on common and preferred stock	(1,002,789)	(1,214,611)
Proceeds from issuance of common stock, net	242,200	65,983
Net cash provided by financing activities	$49,391,229	$25,508,792

Net decrease in cash and due from banks	(28,314,309)	(13,896,852)
Cash and due from banks, beginning	61,568,446	53,136,710
Cash and due from banks, ending	$33,254,137	$39,239,858

Supplemental disclosure of cash flow information, cash payments for:
Interest	$4,472,977	$5,141,834

Income/franchise taxes	$717,300	$591,000

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income, unrealized losses on securities available for sale, net	$(836,358)	$(1,517,235)

Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	$(424,587)	$(2,679)

Transfers of loans to other real estate owned	$187,500	$185,000

See Notes to Consolidated Financial Statements

Part I
Item 1
QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:  The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2012, including QCR Holdings, Inc.’s (the “Company”) Form 10-K filed with the Securities and Exchange Commission on March 11, 2013.  Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the audited consolidated financial statements, have been omitted.

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X.  Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.  Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding.  The results of the interim period ended March 31, 2013, are not necessarily indicative of the results expected for the year ending December 31, 2013.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include three state-chartered commercial banks:  Quad City Bank & Trust Company (“QCBT”), Cedar Rapids Bank & Trust Company (“CRBT”), and Rockford Bank & Trust Company (“RB&T”).  The Company also engages in direct financing lease contracts through its wholly-owned equity investment by QCBT in m2 Lease Funds, LLC (“m2 Lease Funds”).  All material intercompany transactions and balances have been eliminated in consolidation.

Recent accounting developments:  In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet, and instruments and transactions subject to an agreement similar to a master netting arrangement.  In January 2013, FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  Both ASU 2011-11 and ASU 2013-01 were effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Adoption did not have a significant impact on the Company’s consolidated financial statements.

In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.  ASU 2013-02 supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income (“AOCI”) in ASUs 2011-05 and 2011-12, which were adopted by the Company during the current year.  The amendments require an entity to provide information about the amounts reclassified out of AOCI by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required to be reclassified in its entirety in the same reporting period.  For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required.  Adoption did not have a significant impact on the Company’s consolidated financial statements.

Reclassifications:  Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of March 31, 2013 and December 31, 2012 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2013:
Securities held to maturity:
Municipal securities	$86,356,209	$746,173	$(407,348)	$86,695,034
Other securities	650,000	-	-	650,000
	$87,006,209	$746,173	$(407,348)	$87,345,034

Securities available for sale:
U.S. govt. sponsored agency securities	$402,488,606	$1,769,562	$(418,236)	$403,839,932
Residential mortgage-backed and related securities	171,863,065	3,381,118	(441,951)	174,802,232
Municipal securities	23,485,794	1,543,985	(38,738)	24,991,041
Trust preferred securities	86,200	99,120	-	185,320
Other securities	1,365,794	366,719	(5,664)	1,726,849
	$599,289,459	$7,160,504	$(904,589)	$605,545,374

December 31, 2012:
Securities held to maturity:
Municipal securities	$71,429,385	$997,969	$(71,648)	$72,355,706
Other securities	650,000	-	-	650,000
	$72,079,385	$997,969	$(71,648)	$73,005,706

Securities available for sale:
U.S. govt. sponsored agency securities	$336,570,995	$2,198,655	$(160,279)	$338,609,371
Residential mortgage-backed and related securities	160,035,196	3,736,821	(170,914)	163,601,103
Municipal securities	24,508,015	1,696,555	(18,834)	26,185,736
Trust preferred securities	86,200	53,200	-	139,400
Other securities	1,347,113	300,732	(23,469)	1,624,376
	$522,547,519	$7,985,963	$(373,496)	$530,159,986

The Company’s held to maturity municipal securities consist largely of private issues of municipal debt.  The municipalities are located within the Midwest with a portion in or adjacent to the communities of QCBT and CRBT.  The municipal debt investments are underwritten using specific guidelines with ongoing monitoring.

The Company’s residential mortgage-backed and related securities portfolio consists entirely of government sponsored or government guaranteed securities.  The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2013:
Securities held to maturity:
Municipal securities	$25,634,890	$(407,348)	$-	$-	$25,634,890	$(407,348)

Securities available for sale:
U.S. govt. sponsored agency securities	$129,197,592	$(418,236)	$-	$-	$129,197,592	$(418,236)
Residential mortgage-backed and related securities	46,924,954	(441,951)	-	-	46,924,954	(441,951)
Municipal securities	2,223,597	(38,738)	-	-	2,223,597	(38,738)
Other securities	-	-	235,625	(5,664)	235,625	(5,664)
	$178,346,143	$(898,925)	$235,625	$(5,664)	$178,581,768	$(904,589)

December 31, 2012:
Securities held to maturity:
Municipal securities	$4,282,352	$(71,648)	$-	$-	$4,282,352	$(71,648)

Securities available for sale:
U.S. govt. sponsored agency securities	$55,621,718	$(160,279)	$-	$-	$55,621,718	$(160,279)
Residential mortgage-backed and related securities	29,324,928	(170,914)	-	-	29,324,928	(170,914)
Municipal securities	1,039,625	(18,834)	-	-	1,039,625	(18,834)
Other securities	-	-	217,500	(23,469)	217,500	(23,469)
	$85,986,271	$(350,027)	$217,500	$(23,469)	$86,203,771	$(373,496)

At March 31, 2013, the investment portfolio included 444 securities.  Of this number, 114 securities had current unrealized losses with aggregate depreciation of less than 1% from the total amortized cost basis.  Of these 114, only one had unrealized losses for twelve months or more and the amount of the unrealized loss was only $5,664.  All of the debt securities in unrealized loss positions are considered acceptable credit risks.  Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.  In addition, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery.  At March 31, 2013 and December 31, 2012, equity securities represented less than 1% of the total portfolio.

The Company did not recognize other-than-temporary impairment on any debt or equity securities for the three months ended March 31, 2013 and 2012.

The Company did not sell any securities during the three months ended March 31, 2013 and 2012.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The amortized cost and fair value of securities as of March 31, 2013 by contractual maturity are shown below.  Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be called or prepaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following table.  “Other securities” are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities held to maturity:
Due in one year or less	$1,465,502	$1,465,266
Due after one year through five years	13,406,654	13,426,853
Due after one year through five years	72,134,053	72,452,915
	$87,006,209	$87,345,034

Securities available for sale:
Due in one year or less	$695,000	$700,650
Due after one year through five years	29,282,063	29,712,248
Due after five years	396,083,537	398,603,395
	$426,060,600	$429,016,293
Residential mortgage-backed and related securities	171,863,065	174,802,232
Other securities	1,365,794	1,726,849
	$599,289,459	$605,545,374

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, at the discretion of the issuer, to terminate the security at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value
Securities held to maturity:
Municipal securities	$57,540,331	$57,327,912

Securities available for sale:
U.S. govt. sponsored agency securities	370,595,745	371,574,015
Municipal securities	13,494,268	14,270,490
	$384,090,013	$385,844,505

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of March 31, 2013 and December 31, 2012 is presented as follows:

	As of March 31, 2013	As of December 31, 2012

Commercial and industrial loans	$398,122,240	$394,244,252
Commercial real estate loans
Owner-occupied commercial real estate	212,301,539	204,911,308
Commercial construction, land development, and other land	46,449,160	44,962,381
Other non owner-occupied commercial real estate	339,882,919	344,105,550
	598,633,618	593,979,239

Direct financing leases *	109,654,314	103,685,656
Residential real estate loans **	115,548,209	115,581,573
Installment and other consumer loans	66,293,903	76,720,514
	1,288,252,284	1,284,211,234
Plus deferred loan/lease origination costs, net of fees	3,543,227	3,176,405
	1,291,795,511	1,287,387,639
Less allowance for estimated losses on loans/leases	(20,769,462)	(19,925,204)
	$1,271,026,049	$1,267,462,435

* Direct financing leases:
Net minimum lease payments to be received	$124,469,580	$117,719,380
Estimated unguaranteed residual values of leased assets	1,060,990	1,095,848
Unearned lease/residual income	(15,876,256)	(15,129,572)
	109,654,314	103,685,656
Plus deferred lease origination costs, net of fees	4,198,286	3,907,140
	113,852,600	107,592,796
Less allowance for estimated losses on leases	(2,296,523)	(1,990,395)
	$111,556,077	$105,602,401

Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum.  The evaluation consists of discussions with reputable and current vendors and management’s expertise and understanding of the current states of particular industries to determine informal valuations of the equipment.  As necessary and where available, management will utilize valuations by independent appraisers.  The large majority of leases with residual values contain a lease options rider which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value.  In these cases, the residual value is protected and the risk of loss is minimal.  There were no losses related to residual values for the three months ended March 31, 2013 and 2012.

**Includes residential real estate loans held for sale totaling $2,260,506 and $4,577,233 as of March 31, 2013, and December 31, 2012, respectively.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The aging of the loan/lease portfolio by classes of loans/leases as of March 31, 2013 and December 31, 2012 is presented as follows:

	As of March 31, 2013
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$396,879,932	$182,414	$89,771	$-	$970,123	$398,122,240
Commercial Real Estate
Owner-Occupied Commercial Real Estate	210,645,611	1,037,596	-	-	618,332	212,301,539
Commercial Construction, Land Development, and Other Land	43,557,385	-	337,500	-	2,554,275	46,449,160
Other Non Owner-Occupied Commercial Real Estate	326,644,315	1,097,226	1,403,803	-	10,737,575	339,882,919
Direct Financing Leases	107,181,954	1,204,354	57,070	-	1,210,936	109,654,314
Residential Real Estate	113,860,680	751,593	-	-	935,936	115,548,209
Installment and Other Consumer	64,326,002	574,357	379,924	519	1,013,101	66,293,903
	$1,263,095,879	$4,847,540	$2,268,068	$519	$18,040,278	$1,288,252,284

As a percentage of total loan/lease portfolio	98.05%	0.38%	0.18%	0.00%	1.40%	100.00%

	As of December 31, 2012
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$388,825,307	$3,724,506	$9,940	$120,000	$1,564,499	$394,244,252
Commercial Real Estate
Owner-Occupied Commercial Real Estate	204,141,070	142,993	-	-	627,245	204,911,308
Commercial Construction, Land Development, and Other Land	42,180,819	-	-	-	2,781,562	44,962,381
Other Non Owner-Occupied Commercial Real Estate	332,644,532	86,986	1,111,856	-	10,262,176	344,105,550
Direct Financing Leases	101,635,084	877,210	174,560	-	998,802	103,685,656
Residential Real Estate	111,993,859	2,254,730	283,466	-	1,049,518	115,581,573
Installment and Other Consumer	75,711,203	301,025	20,112	39,481	648,693	76,720,514
	$1,257,131,874	$7,387,450	$1,599,934	$159,481	$17,932,495	$1,284,211,234

As a percentage of total loan/lease portfolio	97.89%	0.58%	0.12%	0.01%	1.40%	100.00%

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Nonperforming loans/leases by classes of loans/leases as of March 31, 2013 and December 31, 2012 is presented as follows:

	As of March 31, 2013
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$-	$970,123	$900,924	$1,871,047	9.49%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	618,332	47,958	666,290	3.38%
Commercial Construction, Land Development, and Other Land	-	2,554,275	337,500	2,891,775	14.66%
Other Non Owner-Occupied Commercial Real Estate	-	10,737,575	284,433	11,022,008	55.89%
Direct Financing Leases	-	1,210,936	-	1,210,936	6.14%
Residential Real Estate	-	935,936	-	935,936	4.75%
Installment and Other Consumer	519	1,013,101	110,982	1,124,602	5.70%
	$519	$18,040,278	$1,681,797	$19,722,594	100.00%

*Nonaccrual loans/leases includes $6,425,305 of troubled debt restructurings, including $170,027 in commercial and industrial loans,  $5,782,572 in commercial real estate loans, $228,178 in residential real estate loans, and $244,528 in installment loans.

	As of December 31, 2012
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

**Nonaccrual loans/leases includes $5,658,781 of troubled debt restructurings, including $99,804 in commercial and industrial loans, $5,173,589 in commercial real estate loans, $64,722 in residential real estate loans, and $320,666 in installment loans.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance for estimated losses on loans/leases by portfolio segment for the three months ended March 31, 2013 and 2012, respectively, are presented as follows:

	Three Months Ended March 31, 2013

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,531,545	$11,069,502	$1,990,395	$1,070,328	$1,263,434	$19,925,204
Provisions charged to expense	(87,807)	1,114,294	378,623	8,899	(356,227)	1,057,782
Loans/leases charged off	(215)	-	(73,049)	(112,891)	(116,612)	(302,767)
Recoveries on loans/leases previously charged off	22,741	5,157	554	-	60,791	89,243
Balance, ending	$4,466,264	$12,188,953	$2,296,523	$966,336	$851,386	$20,769,462

	Three Months Ended March 31, 2012

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,878,006	$10,596,958	$1,339,496	$704,946	$1,269,856	$18,789,262
Provisions charged to expense	(90,900)	257,864	315,446	262,968	35,068	780,446
Loans/leases charged off	(376,408)	-	(315,721)	(4,757)	(127,866)	(824,752)
Recoveries on loans/leases previously charged off	174,769	620	27,307	-	58,992	261,688
Balance, ending	$4,585,467	$10,855,442	$1,366,528	$963,157	$1,236,050	$19,006,644

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of March 31, 2013 and December 31, 2012 is presented as follows:

	As of March 31, 2013
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$498,260	$3,507,839	$325,294	$95,232	$117,131	$4,543,756
Allowance for loans/leases collectively evaluated for impairment	3,968,004	8,681,114	1,971,229	871,104	734,255	16,225,706
	$4,466,264	$12,188,953	$2,296,523	$966,336	$851,386	$20,769,462

Loans/leases individually evaluated for impairment	$614,021	$14,460,687	$1,210,936	$935,936	$1,124,082	$18,345,662
Loans/leases collectively evaluated for impairment	397,508,219	584,172,931	108,443,378	114,612,273	65,169,821	1,269,906,622
	$398,122,240	$598,633,618	$109,654,314	$115,548,209	$66,293,903	$1,288,252,284

Allowance as a percentage of loans/leases individually evaluated for impairment	81.15%	24.26%	26.86%	10.18%	10.42%	24.77%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.00%	1.49%	1.82%	0.76%	1.13%	1.28%
	1.12%	2.04%	2.09%	0.84%	1.28%	1.61%

	As of December 31, 2012
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$280,170	$4,005,042	$125,000	$105,565	$71,992	$4,587,769
Allowance for loans/leases collectively evaluated for impairment	4,251,375	7,064,460	1,865,395	964,763	1,191,442	15,337,435
	$4,531,545	$11,069,502	$1,990,395	$1,070,328	$1,263,434	$19,925,204

Loans/leases individually evaluated for impairment	$1,006,952	$20,383,846	$998,802	$1,217,256	$687,355	$24,294,211
Loans/leases collectively evaluated for impairment	393,237,300	573,595,393	102,686,854	114,364,317	76,033,159	1,259,917,023
	$394,244,252	$593,979,239	$103,685,656	$115,581,573	$76,720,514	$1,284,211,234

Allowance as a percentage of loans/leases individually evaluated for impairment	27.82%	19.65%	12.51%	8.67%	10.47%	18.88%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.08%	1.23%	1.82%	0.84%	1.57%	1.22%
	1.15%	1.86%	1.92%	0.93%	1.65%	1.55%

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease.  The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended March 31, 2013 is presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$402,621	$775,004	$-	$767,929	$1,924	$1,924
Commercial Real Estate
Owner-Occupied Commercial Real Estate	498,946	498,946	-	507,451	-	-
Commercial Construction, Land Development, and Other Land	-	-	-	-	-	-
Other Non Owner-Occupied Commercial Real Estate	47,958	47,958	-	3,198,617	40,116	40,116
Direct Financing Leases	789,346	789,346	-	831,677	-	-
Residential Real Estate	630,324	630,324	-	810,583	-	-
Installment and Other Consumer	196,615	196,615	-	187,590	2,093	2,093
	$2,565,810	$2,938,193	$-	$6,303,847	$44,133	$44,133

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$211,400	$264,334	$498,260	$216,133	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	-	-	-	-	-
Commercial Construction, Land Development, and Other Land	3,929,839	3,929,839	1,154,155	3,933,530	2,703	2,703
Other Non Owner-Occupied Commercial Real Estate	9,983,944	10,236,903	2,353,684	10,046,487	4,501	4,501
Direct Financing Leases	421,590	421,590	325,294	273,192	-	-
Residential Real Estate	305,612	305,612	95,232	308,841	-	-
Installment and Other Consumer	927,467	927,467	117,131	629,810	333	333
	$15,779,852	$16,085,745	$4,543,756	$15,407,993	$7,537	$7,537

Total Impaired Loans/Leases:
Commercial and Industrial	$614,021	$1,039,338	$498,260	$984,062	$1,924	$1,924
Commercial Real Estate
Owner-Occupied Commercial Real Estate	498,946	498,946	-	507,451	-	-
Commercial Construction, Land Development, and Other Land	3,929,839	3,929,839	1,154,155	3,933,530	2,703	2,703
Other Non Owner-Occupied Commercial Real Estate	10,031,902	10,284,861	2,353,684	13,245,104	44,617	44,617
Direct Financing Leases	1,210,936	1,210,936	325,294	1,104,869	-	-
Residential Real Estate	935,936	935,936	95,232	1,119,424	-	-
Installment and Other Consumer	1,124,082	1,124,082	117,131	817,400	2,426	2,426
	$18,345,662	$19,023,938	$4,543,756	$21,711,840	$51,670	$51,670

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended March 31, 2012 is presented as follows:

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of December 31, 2012 is presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$438,355	$1,203,710	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	503,321	503,321	-
Commercial Construction, Land Development, and Other Land	678,523	678,523	-
Other Non Owner-Occupied Commercial Real Estate	495,702	495,702	-
Direct Financing Leases	777,645	777,645	-
Residential Real Estate	944,211	1,127,242	-
Installment and Other Consumer	534,368	534,368	-
	$4,372,125	$5,320,511	$-

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$568,597	$590,849	$280,170
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	-	-
Commercial Construction, Land Development, and Other Land	3,967,583	3,967,583	1,105,795
Other Non Owner-Occupied Commercial Real Estate	14,738,717	14,991,676	2,899,247
Direct Financing Leases	221,157	221,157	125,000
Residential Real Estate	273,045	273,045	105,565
Installment and Other Consumer	152,987	152,987	71,992
	$19,922,086	$20,197,297	$4,587,769

Total Impaired Loans/Leases:
Commercial and Industrial	$1,006,952	$1,794,559	$280,170
Commercial Real Estate
Owner-Occupied Commercial Real Estate	503,321	503,321	-
Commercial Construction, Land Development, and Other Land	4,646,106	4,646,106	1,105,795
Other Non Owner-Occupied Commercial Real Estate	15,234,419	15,487,378	2,899,247
Direct Financing Leases	998,802	998,802	125,000
Residential Real Estate	1,217,256	1,400,287	105,565
Installment and Other Consumer	687,355	687,355	71,992
	$24,294,211	$25,517,808	$4,587,769

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$374,705,482	$203,077,969	$37,563,441	$303,600,297	$918,947,189
Special Mention (Rating 6)	10,752,887	4,276,925	3,536,555	9,043,854	27,610,221
Substandard (Rating 7)	12,663,871	4,946,645	5,349,164	27,238,768	50,198,448
Doubtful (Rating 8)	-	-	-	-	-
	$398,122,240	$212,301,539	$46,449,160	$339,882,919	$996,755,858

	As of March 31, 2013
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$108,443,378	$114,612,273	$65,169,301	$288,224,952
Nonperforming	1,210,936	935,936	1,124,602	3,271,474
	$109,654,314	$115,548,209	$66,293,903	$291,496,426

	As of December 31, 2012
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$371,856,380	$195,567,523	$38,125,793	$312,370,393	$917,920,089
Special Mention (Rating 6)	8,008,866	5,488,602	1,238,152	7,319,902	22,055,522
Substandard (Rating 7)	14,379,006	3,855,183	5,598,436	24,415,255	48,247,880
Doubtful (Rating 8)	-	-	-	-	-
	$394,244,252	$204,911,308	$44,962,381	$344,105,550	$988,223,491

	As of December 31, 2012
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$102,686,854	$114,364,316	$75,921,358	$292,972,528
Nonperforming	998,802	1,217,257	799,156	3,015,215
	$103,685,656	$115,581,573	$76,720,514	$295,987,743

*Performing = loans/leases accruing and less than 90 days past due.  Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing troubled debt restructurings.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of March 31, 2013 and December 31, 2012, troubled debt restructurings totaled $8,107,102 and $12,958,374, respectively.

For each class of financing receivable, the following presents the number and recorded investment of troubled debt restructurings, by type of concession, that were restructured during the three months ended March 31, 2013 and 2012.  The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended March 31, 2013				For the three months ended March 31, 2012
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Significant payment delay
Owner-Occupied Commercial Real Estate	1	$47,958	$47,958	$-	-	$-	$-	$-
Commercial Constructuion, Land Development, and Other Land	-	-	-	-	2	$200,000	$200,000	$144,000
	1	$47,958	$47,958	$-	2	$200,000	$200,000	$144,000

CONCESSION - Extension of maturity
Commercial and Industrial	3	$809,494	$809,494	$188,700	-	$-	$-	$-
	3	$809,494	$809,494	$188,700	-	$-	$-	$-

CONCESSION - Interest rate adjusted below market
Commercial Constructuion, Land Development, and Other Land	-	$-	$-	$-	1	$337,500	$337,500	$-
Residential Real Estate	-	-	-	-	1	167,739	167,739	-
Installment and Other Consumer	-	-	-	-	1	16,043	16,043	-
	-	$-	$-	$-	3	$521,282	$521,282	$-

TOTAL	4	$857,452	$857,452	$188,700	5	$721,282	$721,282	$144,000

Of the troubled debt restructurings reported above, two with post-modification recorded investments totaling $86,426 were on nonaccrual as of March 31, 2013, and two with post-modification recorded investments totaling $200,000 were on nonaccrual as of March 31, 2012.

For the three months ended March 31, 2013 and 2012, none of the Company’s troubled debt restructurings had redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 4 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended
	March 31,
	2013	2012

Net income	$3,265,144	$3,402,849
Less: Net income attributable to noncontrolling interests	-	166,031
Net income attributable to QCR Holdings, Inc.	$3,265,144	$3,236,818

Less: Preferred stock dividends	810,837	938,625
Net income attributable to QCR Holdings, Inc. common stockholders	$2,454,307	$2,298,193

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$0.50	$0.48
Diluted	$0.49	$0.48

Weighted average common shares outstanding	4,927,591	4,800,407

Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	106,751	32,992
Weighted average common and common equivalent shares outstanding	5,034,342	4,833,399

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The Company’s All Other segment includes the operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds.  This segment includes the corporate operations of the parent company.

Selected financial information on the Company’s business segments is presented as follows for the three months ended March 31, 2013 and 2012.

	Commercial Banking
	Quad City Bank & Trust	Cedar Rapids Bank & Trust	Rockford Bank & Trust	Wealth Management	All Other	Intercompany Eliminations	Consolidated Total
Three Months Ended March 31, 2013
Total revenue	$12,055,661	$6,928,351	$3,184,059	$1,649,011	$4,732,570	$(4,808,141)	$23,741,511
Net interest income	$8,391,538	$3,844,882	$2,305,077	$-	$(350,180)	$-	$14,191,317
Net income attributable to QCR Holdings, Inc.	$2,497,025	$1,720,811	$96,242	$213,007	$3,265,144	$(4,527,085)	$3,265,144
Total assets	$1,223,662,809	$598,842,406	$322,544,243	$-	$199,591,558	$(200,650,364)	$2,143,990,652
Provision for loan/lease losses	$357,782	$300,000	$400,000	$-	$-	$-	$1,057,782
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

Three Months Ended March 31, 2012
Total revenue	$12,265,033	$6,586,149	$3,120,795	$1,405,194	$4,611,992	$(4,658,481)	$23,330,682
Net interest income	$8,389,042	$3,767,999	$2,432,706	$-	$(356,376)	$(29,918)	$14,203,453
Net income attributable to QCR Holdings, Inc.	$2,689,685	$1,267,266	$393,475	$159,883	$3,296,363	$(4,569,854)	$3,236,818
Total assets	$1,114,376,297	$566,158,474	$312,595,782	$-	$198,977,794	$(199,110,154)	$1,992,998,193
Provision for loan/lease losses	$395,446	$350,000	$35,000	$-	$-	$-	$780,446
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$3,222,688

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 6 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs.  This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities.  The three levels are as follows:

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

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets measured at fair value on a recurring basis comprise the following at March 31, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2013:
Securities available for sale:
U.S. govt. sponsored agency securities	$403,839,932	$-	$403,839,932	$-
Residential mortgage-backed and related securities	174,802,232	-	174,802,232	-
Municipal securities	24,991,041	-	24,991,041	-
Trust preferred securities	185,320	-	185,320	-
Other securities	1,726,849	255,370	1,471,479	-
	$605,545,374	$255,370	$605,290,004	$-

December 31, 2012:
Securities available for sale:
U.S. govt. sponsored agency securities	$338,609,371	$-	$338,609,371	$-
Residential mortgage-backed and related securities	163,601,103	-	163,601,103	-
Municipal securities	26,185,736	-	26,185,736	-
Trust preferred securities	139,400	-	139,400	-
Other securities	1,624,376	234,453	1,389,923	-
	$530,159,986	$234,453	$529,925,533	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three months ended March 31, 2013 and 2012.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

A small portion of the securities available for sale portfolio consists of common stock issued by various unrelated bank holding companies.  The fair values used by the Company are obtained from an independent pricing service and represent quoted market prices for the identical securities (Level 1 inputs).

The remainder of the securities available for sale portfolio consists of securities whereby the Company obtains fair values from an independent pricing service.  The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis comprise the following at March 31, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2013:
Impaired loans/leases	$12,569,814	$-	$-	$12,569,814
Other real estate owned	3,973,773	-	-	3,973,773
	$16,543,587	$-	$-	$16,543,587

December 31, 2012:
Impaired loans/leases	$18,054,234	$-	$-	$18,054,234
Other real estate owned	4,270,901	-	-	4,270,901
	$22,325,135	$-	$-	$22,325,135

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

There have been no changes in valuation techniques used for any assets measured at fair value during the three months ended March 31, 2013 and 2012.

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of March 31, 2013		As of December 31, 2012
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Cash and due from banks	Level 1	$33,254,137	$33,254,137	$61,568,446	$61,568,446
Federal funds sold	Level 2	-	-	26,560,000	26,560,000
Interest-bearing deposits at financial institutions	Level 2	33,781,655	33,781,655	22,359,490	22,359,490
Investment securities:
Held to maturity	Level 3	87,006,209	87,345,034	72,079,385	73,005,706
Available for sale	See Previous Table	605,545,374	605,545,374	530,159,986	530,159,986
Loans/leases receivable, net	Level 3	11,638,717	12,569,814	16,716,883	18,054,234
Loans/leases receivable, net	Level 2	1,259,387,332	1,269,628,186	1,250,745,552	1,262,090,766
Deposits:
Nonmaturity deposits	Level 2	1,083,387,164	1,083,387,164	1,039,572,326	1,039,572,326
Time deposits	Level 2	337,106,094	339,550,000	334,541,774	337,343,000
Short-term borrowings	Level 2	171,853,471	171,853,471	171,082,961	171,082,961
Federal Home Loan Bank advances	Level 2	205,350,000	222,673,000	202,350,000	220,815,000
Other borrowings	Level 2	138,241,912	149,671,000	138,239,762	154,101,000
Junior subordinated debentures	Level 2	36,085,000	18,862,000	36,085,000	18,786,000

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

Part I
Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 7 – SALE OF CREDIT CARD LOAN RECEIVABLES AND CREDIT CARD ISSUING OPERATIONS AT QCBT

On January 31, 2013, QCBT entered into an agreement to sell its credit card loan receivables totaling $10,179,318. This transaction closed on February 15, 2013 and resulted in a pre-tax gain of $495,405.  As part of the agreement, QCBT also agreed to sell its credit card issuing operations to the purchaser.  The gain recognized on this transaction was $355,268.  QCBT incurred pre-tax expenses related to these transactions of $257,476 for the three months ended March 31, 2013, resulting in a net pre-tax gain on the transactions of $593,197.

NOTE 8 – ACQUISITION OF COMMUNITY NATIONAL BANCORPORATION AND COMMUNITY NATIONAL BANK

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

The Company intends to acquire 100% of Community National’s outstanding common stock for aggregate consideration consisting of approximately 70% QCR Holdings common stock and 30% cash.  The Company has received approval for the transaction from banking regulators, and the transaction is expected to close on or about May 13, 2013, subject to approval by Community National shareholders and the completion of certain customary closing conditions.

Part I
Item 2

MANAGEMENT DISCUSSION AND ANALYSIS OF
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

•
QCBT commenced operations in 1994 and provides full-service commercial and consumer banking, and trust and asset management services, to the Quad City area and adjacent communities through its five offices that are located in Bettendorf and Davenport, Iowa and Moline, Illinois.  QCBT also provides leasing services through its wholly-owned subsidiary, m2 Lease Funds, located in Brookfield, Wisconsin.  In addition, QCBT owns 100% of Quad City Investment Advisors, LLC, which is an investment management and advisory company.

•
CRBT commenced operations in 2001 and provides full-service commercial and consumer banking, and trust and asset management services, to Cedar Rapids, Iowa and adjacent communities through its main office located on First Avenue in downtown Cedar Rapids, Iowa and its branch facility located on Council Street in northern Cedar Rapids.  Previously, CRBT had provided residential real estate mortgage lending services through its 50%-owned joint venture, Cedar Rapids Mortgage Company.  During the first quarter of 2013, CRBT and the partner mutually terminated the joint venture.  CRBT continues to provide residential real estate mortgage lending services through its consumer banking division.

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

OVERVIEW

The Company recognized net income and net income attributable to QCR Holdings, Inc. of $3.3 million for the quarter ended March 31, 2013.  After preferred stock dividends of $811 thousand, the Company reported net income attributable to common stockholders of $2.5 million, or diluted earnings per common share of $0.49.  By comparison, for the first quarter of 2012, the Company recognized net income of $3.4 million and net income attributable to QCR holdings, Inc. of $3.2 million, which excludes the net income attributable to noncontrolling interests of $166 thousand.  After preferred stock dividends of $939 thousand, the Company reported net income attributable to common stockholders of $2.3 million, or diluted earnings per common share of $0.48.

Following is a table that represents the various net income measurements for the Company.

	For the three months ended
	March 31, 2013	December 31, 2012	March 31, 2012

Net income	$3,265,144	$3,245,502	$3,402,849
Less: Net income (loss) attributable to noncontrolling interests	-	(5,958)	166,031
Net income attributable to QCR Holdings, Inc.	$3,265,144	$3,251,460	$3,236,818

Less: Preferred stock dividends	810,837	810,838	938,625
Net income attributable to QCR Holdings, Inc. common stockholders	$2,454,307	$2,440,622	$2,298,193

Diluted earnings per common share	$0.49	$0.49	$0.48

Weighted average common and common equivalent shares outstanding	5,034,342	4,983,939	4,833,399

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended
	March 31, 2013	December 31, 2012	March 31, 2012

Net interest income	$14,191,317	$14,300,796	$14,203,453
Provision for loan/lease losses	(1,057,782)	(1,045,658)	(780,446)
Noninterest income	5,204,029	4,479,726	3,956,878
Noninterest expense	(13,958,500)	(13,380,267)	(12,738,080)
Federal and state income tax	(1,113,920)	(1,109,095)	(1,238,956)
Net income	$3,265,144	$3,245,502	$3,402,849

Noninterest income and noninterest expenses were both elevated from the fourth quarter of 2012 to the first quarter of 2013.  The increases were partly the result of nonrecurring items, as follows:

•
In the first quarter of 2013, QCBT sold its credit card loan portfolio and issuing operations for a pre-tax gain on sales totaling $850 thousand.  The Company incurred $257 thousand of pre-tax expenses related to the transactions during the first quarter of 2013 resulting in a net pre-tax gain on sales of $593 thousand.

•
As a result of the planned acquisition of Community National (see Note 8 to the Consolidated Financial Statements), the Company incurred $357 thousand of pre-tax costs related to the acquisition in the first quarter of 2013.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME

Net interest income, on a tax equivalent basis, increased $186 thousand, or 1%, to $14.8 million for the quarter ended March 31, 2013, from $14.6 million for the same period of 2012.  The slight increase in net interest income was driven primarily by reduced interest expense.  This was the result of continued reductions in the cost of deposits as well as growth in noninterest bearing deposits, which funded the earning asset growth and allowed the level of interest-bearing funding to remain relatively flat.  Interest income, on a tax equivalent basis, fell $638 thousand, or 3%, as the continued decline in yields more than offset the growth in loans and securities.

A comparison of yields, spread and margin from the first quarter of 2013 to the first quarter of 2012 is as follows (on a tax equivalent basis):

•	The average yield on interest-earning assets decreased 33 basis points.
•	The average cost of interest-bearing liabilities decreased 22 basis points.
•	The net interest spread declined 11 basis points from 2.79% to 2.68%.
•	The net interest margin declined 10 basis points from 3.12% to 3.02%.

The Company’s management closely monitors and manages net interest margin.  From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is the improvement of their net interest margins.  Management continually addresses this issue with pricing and other balance sheet management strategies.  As an example, during the first quarter of 2013,QCBT modified $50.0 million of fixed rate wholesale structured repurchase agreements (“structured repos”) with a weighted average interest rate of 3.21% and a weighted average maturity of February 2016 into new fixed rate structured repos with a weighted average interest rate of 2.65% and a weighted average maturity of May 2020.  This modification serves to reduce interest expense and improve net interest margin, and minimizes the exposure to rising rates through duration extension of fixed rate liabilities.

Over the past several years, the Company’s management has emphasized improving its funding mix by reducing its reliance on wholesale funding, which tends to be at a higher cost than deposits. In addition, with deposit growth continuing to outpace loan growth, the Company’s management has focused on growing and diversifying its securities portfolio.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended March 31,
	2013			2012
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$2,349	$1	0.17%	$-	$-	0.00%
Interest-bearing deposits at financial institutions	37,834	60	0.64%	84,367	120	0.57%
Investment securities (1)	648,638	3,656	2.29%	576,530	3,391	2.37%
Restricted investment securities	15,415	125	3.29%	15,280	81	2.13%
Gross loans/leases receivable (1) (2) (3)	1,279,040	15,251	4.84%	1,198,047	16,139	5.42%

Total interest earning assets (1)	$1,983,276	$19,093	3.90%	$1,874,224	$19,731	4.23%

Noninterest-earning assets:
Cash and due from banks	$39,908			$41,021
Premises and equipment	31,202			31,670
Less allowance for estimated losses on loans/leases	(20,224)			(18,911)
Other	75,850			76,738

Total assets	$2,110,012			$2,004,742

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$562,905	$409	0.29%	$541,236	$744	0.55%
Time deposits	333,696	708	0.86%	345,800	972	1.13%
Short-term borrowings	175,706	64	0.15%	178,981	65	0.15%
Federal Home Loan Bank advances	202,618	1,733	3.47%	206,137	1,864	3.64%
Junior subordinated debentures	36,085	241	2.71%	36,085	268	2.99%
Other borrowings	138,210	1,191	3.49%	135,898	1,257	3.72%

Total interest-bearing liabilities	$1,449,220	$4,346	1.22%	$1,444,137	$5,170	1.44%

Noninterest-bearing demand deposits	$487,264			$390,021
Other noninterest-bearing liabilities	32,345			26,761
Total liabilities	$1,968,829			$1,860,919

Stockholders' equity	141,183			143,823

Total liabilities and stockholders' equity	$2,110,012			$2,004,742

Net interest income (1)		$14,747			$14,561

Net interest spread (1)			2.68%			2.79%

Net interest margin (1)			3.02%			3.12%

Ratio of average interest-earning assets to average interest-bearing liabilities	136.85%			129.78%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 34% tax rate fo reach period presented.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense
 For the three months ended March 31, 2013 and 2012

	Inc./(Dec.) from	Components of Change (1)
	Prior Period	Rate	Volume
	2013 vs. 2012
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$1	$-	$1
Interest-bearing deposits at financial institutions	(60)	87	(147)
Investment securities (2)	265	(668)	933
Restricted investment securities	44	43	1
Gross loans/leases receivable (2) (3) (4)	(888)	(5,932)	5,044

Total change in interest income (2)	$(638)	$(6,470)	$5,832

INTEREST EXPENSE
Interest-bearing deposits	$(335)	$(530)	$195
Time deposits	(264)	(230)	(34)
Short-term borrowings	(1)	3	(4)
Federal Home Loan Bank advances	(131)	(96)	(35)
Junior subordinated debentures	(27)	(27)	-
Other borrowings	(66)	(186)	120

Total change in interest expense	$(824)	$(1,066)	$242

Total change in net interest income (2)	$186	$(5,404)	$5,590

(1)
The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 34% tax rate for each period presented.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for estimated losses on loans/leases.  The Company’s allowance for estimated losses on loans/leases methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for estimated losses on loans/leases that management believes is appropriate at each reporting date.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors.  Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology.  Management may report a materially different amount for the provision for loan/lease losses in the statement of operations to change the allowance for estimated losses on loans/leases if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance for estimated losses on loans/leases.  Although management believes the level of the allowance as of March 31, 2013 is adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income declined $836 thousand, or 4%, comparing the first quarter of 2013 to the same period of 2012.  The effect of declines in loan and securities yields more than offset the growth in loans and securities.  Specifically, over the year, the average balance for loans/leases grew $81.0 million, or 7%, while yields declined 58 basis points.  For securities over the year, the average balance increased $72.1 million, or 13%, while yields fell 8 basis points.  As deposit growth continues to outpace loan growth, the Company has focused on growing and diversifying its securities portfolio, including increasing its portfolio of agency-sponsored mortgage-backed securities as well as municipal securities.  Of the latter, all are located in the Midwest with strong underwriting conducted before investment.

The Company intends to continue to grow quality loans and leases as well as to diversify the securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the first quarter of 2013 declined $824 thousand, or 16%, from the first quarter of 2012.  The Company continued to grow noninterest bearing deposits (average balances grew $97.2 million, or 25%, from the first quarter of 2012 to the same period of 2013), which has provided management increased flexibility to decrease pricing on its interest-bearing deposits.  The Company has been successful in decreasing the cost of borrowings, which has also contributed to the decline in interest expense.  Management has placed a strong focus on reducing the reliance on wholesale funding as it tends to be higher cost than deposits.  In recent years, the majority of maturing wholesale funds have not been replaced, or, to a lesser extent, have been replaced at significantly reduced cost.

Management continues to consider strategies to accelerate the reduction of the reliance on wholesale funding and continue the shift in mix to a funding base consisting of a higher percentage of core deposits, including noninterest-bearing deposits.

PROVISION FOR LOAN/LEASE LOSSES

The provision for loan/lease losses is established based on a number of factors, including the Company’s historical loss experience, delinquencies and charge-off trends, the local and national economy and risk associated with the loans/leases in the portfolio as described in more detail in the “Critical Accounting Policies” section.

The Company’s provision for loan/lease losses totaled $1.1 million for the first quarter of 2013, flat from the prior quarter, and an increase of $278 thousand from the first quarter of 2012.  With the provision of $1.1 million more than offsetting the net charge-offs totaling $214 thousand (only 2 basis points of average loans/leases during the current quarter), the Company’s allowance for loan/lease losses grew to $20.8 million at March 31, 2013.  With modest loan/lease growth during the first quarter of 2013, the Company’s allowance for loan/lease losses to total loans/leases increased to 1.61% at March 31, 2013 from 1.55% at December 31, 2012, and increased from 1.57% at March 31, 2012.

A more detailed discussion of the Company’s allowance for estimated losses on loans/leases can be found in the “Financial Condition” section of this report.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31, 2013	March 31, 2012	$ Change	% Change

Trust department fees	$1,039,670	$883,732	$155,938	17.6%
Investment advisory and management fees	609,341	521,462	87,879	16.9
Deposit service fees	907,823	904,406	3,417	0.4
Gains on sales of residential real estate loans	291,151	291,433	(282)	(0.1)
Gains on sales of government guaranteed portions of loans	845,224	107,657	737,567	685.1
Earnings on bank-owned life insurance	438,687	438,402	285	0.1
Credit card fees, net of processing costs	49,954	127,015	(77,061)	(60.7)
Subtotal	$4,181,850	$3,274,107	$907,743	27.7
Losses on other real estate owned, net	(446,630)	(189,204)	(257,426)	136.1
Other	1,468,809	871,975	596,834	68.4
Total noninterest income	$5,204,029	$3,956,878	$1,247,151	31.5%

Trust department fees continue to be a significant contributor to noninterest income.  Trust department fees grew 18% from the first quarter of 2012 to the first quarter of 2013.  The majority of the trust department fees are determined based on the value of the investments within the managed trusts.  As markets have experienced volatility with the national economy’s recovery from recession, the Company’s fee income has experienced similar volatility and fluctuation.  In recent years, the Company has been successful in expanding its customer base, which has helped to drive the recent increases in fee income.

In recent years, the Company has placed a stronger emphasis on growing its investment advisory and management services.  Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as the leverage of and collaboration among existing resources (including the aforementioned trust department).  Fee income for investment advisory and management services grew 17% comparing the first quarter of 2013 to the same period of 2012.  Similar to trust department fees, these fees are largely determined based on the value of the investments managed.  Continued expansion of the customer base has helped drive the recent increases in fee income.

As management focuses on growing fee income, expanding market share in trust and investment advisory services will continue to be a primary strategic focus.

Deposit service fees were up slightly from the first quarter of 2012 to the first quarter of 2013.  Deposit service fees have generally expanded over the past several years.  The Company has placed an emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits.  With this shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees.  The Company plans to continue this shift in mix and to further focus on growing deposit service fees.  Management periodically evaluates fee levels and fully understands the importance of this recurring source of fee income.  In particular, the Company has recently evaluated the level of fee reduction and compensating balances for the noninterest-bearing correspondent bank deposits and restructured the program to minimize the reduction of fees effective in 2013.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Gains on sales of residential real estate loans were flat comparing the first quarter of 2013 to the first quarter of 2012.  With the sustained historically low interest rate environment, refinancing activity has slowed as most of the Company’s existing and prospective customers have already executed a refinancing.  In addition, based on historical experience, the first quarter is generally a slower time for residential real estate lending  activity.

In recent years, the Company elevated its focus on small business lending by taking advantage of programs offered by the Small Business Administration (“SBA”) and the United State Department of Agriculture (“USDA”).  The Company’s portfolio of government guaranteed loans has grown as a direct result of the Company’s strong expertise in SBA and USDA lending.  In some cases, it is more beneficial for the Company to sell the government guaranteed portions of the loans on the secondary market for a premium rather than retain the loans in the Company’s portfolio.  Sales activity for government guaranteed portions of loans tends to fluctuate depending on the demand for small business loans that fit the criteria for the government guarantee.  Further, some of the transactions can be large and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can be large.  Lastly, a strategy for improved pricing is packaging loans together for sale.  From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing.  Despite the fluctuation, the Company will continue to focus on growing small business lending and selling the government guaranteed portion as it continues to be beneficial.

During the first quarter of 2013, the Company wrote down one existing individual other real estate owned (“OREO”) property by $463 thousand as a result of a further decline in appraised value.  Management continues to proactively manage its OREO portfolio in an effort to sell timely at minimal loss.

The following table sets forth the various categories of other noninterest income for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31, 2013	March 31, 2012	$ Change	% Change

Gain on sale of credit card portfolio	$495,405	$-	$495,405	100.0%
Gain on sale of credit card issuing operations	355,268	-	355,268	100.0
Debit card fees	229,900	237,800	(7,900)	(3.3)
Fees on interest rate swaps on commercial loans	6,720	206,640	(199,920)	(96.7)
Miscellaneous	381,516	427,535	(46,019)	(10.8)
Other noninterest income	$1,468,809	$871,975	$596,834	68.4%

During the first quarter of 2013, QCBT sold its credit card loan portfolio for a pre-tax gain on sale of $495 thousand.  In addition, QCBT sold its credit card issuing operations to the same purchaser for a pre-tax gain on sale of $355 thousand.  The latter was the primary reason for the decline in the credit card fees, net of processing costs, during the first quarter of 2013.

In recent years as a result of the sustained historically low interest rate environment, CRBT has introduced the execution of interest rate swaps on select commercial loans.  The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while CRBT receives a variable interest rate as well as an upfront fee dependent upon the pricing.  Management believes that these swaps help position CRBT more favorably for rising rate environments.  Management will continue to review opportunities to execute these swaps at all three of its subsidiary banks as the circumstances are appropriate for the borrower and the Company.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following table sets forth the various categories of noninterest expense for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31, 2013	March 31, 2012	$ Change	% Change

Salaries and employee benefits	$8,742,683	$8,124,680	$618,003	7.6%
Occupancy and equipment expense	1,428,870	1,352,263	76,607	5.7
Professional and data processing fees	1,140,061	1,150,190	(10,129)	(0.9)
FDIC and other insurance	555,911	580,856	(24,945)	(4.3)
Loan/lease expense	245,091	218,734	26,357	12.0
Advertising and marketing	264,568	276,016	(11,448)	(4.1)
Postage and telephone	218,691	288,240	(69,549)	(24.1)
Stationery and supplies	110,670	142,966	(32,296)	(22.6)
Bank service charges	275,495	199,729	75,766	37.9
Subtotal	$12,982,040	$12,333,674	$648,366	5.3
Acquisition costs	356,578	-	356,578	100.0
Other	619,882	404,406	215,476	53.3
Total noninterest expense	$13,958,500	$12,738,080	$1,220,420	9.6%

Management places a strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency.

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the first quarter of 2012 to the first quarter of 2013 by 8%.  This increase is largely the result of:

•	Customary annual salary and benefits increases for the majority of the Company’s employee base in 2013.
•	Continued increases in health insurance-related employee benefits for the majority of the Company’s employee base.
•
Targeted talent additions in early 2012.  Specifically, the Company added four business development officers (three in the Wealth Management Division and one in the Correspondent Banking Division) in an effort to continue to grow market share.

Occupancy and equipment expense increased from the prior year with the purchases of additional technology for enhanced customer service and for improved fraud detection and prevention systems.  In addition, the largest branch of RB&T was renovated to allow for existing and future expansion.

FDIC and other insurance expense has generally fallen over the past several years.  FDIC insurance premiums are calculated using a variety of factors, including, but not limited to, balance sheet levels, funding mix, and regulatory compliance.  The subsidiary banks have been successful in managing these factors and driving down FDIC insurance cost.  In addition, the FDIC modified the calculation for premiums effective during the second quarter of 2011.  The modification was favorable for the Company’s subsidiary banks.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Loan/lease expense increased 12% comparing the first quarter of 2013 to the first quarter of 2012.  Despite the increase this quarter, loan/lease expense has generally declined over the past several quarters as the Company has been successful in resolving several nonperforming loans that had previously incurred significant recurring costs.  Generally, loan/lease expense has a direct relationship with the level of nonperforming loans/leases.

Bank service charges, which include costs incurred to provide services to QCBT’s correspondent banking customer portfolio, have increased over the past several quarters.  The increase is due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio over the past year.

On February 13, 2013, the Company signed a definitive agreement to acquire Community National and CNB.  See Note 8 to the Consolidated Financial Statements for further discussion of the acquisition.  For the quarter ended March 31, 2013, the Company incurred pre-tax acquisition costs totaling $357 thousand.  In accordance with generally accepted accounting principles, the Company expensed these costs as incurred.  With the closing expected during the second quarter of 2013, management expects to incur further acquisition costs.

In conjunction with the sales of QCBT’s credit card loan portfolio and issuing operations, the Company incurred pre-tax expenses related to those transactions totaling $257 thousand ($143 thousand in other noninterest expenses and $114 thousand of professional fees) for the three months ended March 31, 2013.

INCOME TAXES

The provision for income taxes totaled $1.1 million, or an effective tax rate of 25%, for the first quarter of 2013 compared to $1.2 million, or an effective tax rate of 27%, for the same quarter in 2012.  The decrease in effective tax rate is the result of the proportion of taxable to nontaxable income.  The Company’s growth in nontaxable income (primarily related to the Company more than doubling its tax exempt municipal securities portfolio over the past year) comparing the first quarter of 2013 to the first quarter of 2012 more than offsets the impact of the growth in taxable income.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	March 31, 2013		December 31, 2012		March 31, 2012

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$67,036	3%	$110,488	5%	$64,728	3%
Securities	692,552	32%	602,239	29%	616,391	31%
Net loans/leases	1,271,026	59%	1,267,462	61%	1,192,723	60%
Other assets	113,377	6%	113,541	5%	119,156	6%
Total assets	$2,143,991	100%	$2,093,730	100%	$1,992,998	100%

Total deposits	$1,420,493	66%	$1,374,114	66%	$1,296,749	65%
Total borrowings	551,531	26%	547,758	26%	525,970	26%
Other liabilities	29,769	1%	31,424	1%	24,512	1%
Total stockholders' equity	142,198	7%	140,434	7%	145,767	7%
Total liabilities and stockholders' equity	$2,143,991	100%	$2,093,730	100%	$1,992,998	100%

During the first quarter of 2013, the Company’s total assets grew $50.3 million, or 2%, to a total of $2.14 billion.  With modest loan/lease growth, the Company’s securities portfolio grew $90.3 million, or 15%, funded primarily by deposit growth ($46.4 million) and utilization of excess liquidity as the Company’s cash and federal funds sold positions declined ($43.5 million).  The majority of the deposit growth continues be in noninterest bearing deposits, which now comprise 35% of the Company’s total deposits.

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return.  With the strong growth in deposits more than offsetting the pace of loan growth over the past several years, the Company has grown and diversified its securities portfolio, including increasing the portfolio of agency-sponsored mortgage-backed securities as well as more than tripling the portfolio of municipal securities.  Of the latter, the large majority are located in or near the Company’s existing markets and require a thorough underwriting process before investment.  As the portfolio has grown over recent years, management has elevated its focus on maximizing return while minimizing credit and interest rate risk.  Additionally, management will continue to diversify the portfolio with further growth strictly dictated by the pace of growth in deposits and loans.  Ideally, management expects to fund future loan growth partially with cash flow from the securities portfolio (calls and maturities of government sponsored agencies and/or paydowns on residential mortgage-backed securities).

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a breakdown of the Company’s securities portfolio by type, the percentage of unrealized gains to amortized cost on the total portfolio, and the portfolio duration:

	As of
	March 31, 2013		December 31, 2012		March 31, 2012
	Amount	%	Amount	%	Amount	%
			(dollars in thousands)
U.S. govt. sponsored agency securities	$403,840	58%	$338,609	57%	$432,169	70%
Residential mortgage-backed and related securities	174,802	25%	163,601	27%	128,533	21%
Municipal securities	111,347	17%	97,615	16%	53,813	9%
Other securities	2,563	0%	2,414	0%	1,876	0%
	$692,552	100%	$602,239	100%	$616,391	100%

As a % of Total Assets	32.30%		28.76%		30.93%
Net Unrealized Gains as a % of Amortized Cost	0.96%		1.38%		0.27%
Duration (in years)	2.9		2.8		2.5

The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

See Note 2 to the Consolidated Financial Statements for additional information regarding the Company’s investment securities.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Total loans/leases grew modestly during the first quarter of 2013; however, excluding the impact of the sale of QCBT’s $10.2 million credit card loan portfolio, the net growth exceeded 1%.  Over the past year, total loans/leases have grown $79.2 million, or 7%.  Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more commercial and industrial loans, owner-occupied commercial real estate loans, and leases and fewer non owner-occupied commercial real estate and construction loans.  The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	March 31, 2013		December 31, 2012		March 31, 2012
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Commercial and industrial loans	$398,122	31%	$394,244	31%	$352,749	29%
Commercial real estate loans	598,634	46%	593,979	46%	580,946	48%
Direct financing leases	109,654	9%	103,686	8%	96,314	8%
Residential real estate loans	115,548	9%	115,582	9%	103,528	9%
Installment and other consumer loans	66,294	5%	76,720	6%	75,546	6%

Total loans/leases	$1,288,252	100%	$1,284,211	100%	$1,209,083	100%

Plus deferred loan/lease origination costs, net of fees	3,543		3,176		2,647
Less allowance for estimated losses on loans/leases	(20,769)		(19,925)		(19,007)

Net loans/leases	$1,271,026		$1,267,462		$1,192,723

Regarding the Company’s levels of qualified small business lending as defined by the U.S. Department of the Treasury (“Treasury” as part of the Company’s participation in the Small Business Lending Fund (“SBLF”), see the discussion later in this section of the Management’s Discussion and Analysis.

As commercial real estate loans are the largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s commercial real estate loan portfolio.  Management tracks the level of owner-occupied commercial real estate loans versus non owner-occupied loans.  Owner-occupied loans are generally considered to have less risk.  As of March 31, 2013 and December 31, 2012, approximately 35% and 34%, respectively, of the commercial real estate loan portfolio was owner-occupied.  The Company’s commercial real estate portfolio grew $4.7 million, or less than 1%, over the first three months of 2013.  Further, there was a favorable shift in mix as owner-occupied loans grew $7.4 million, or 4%, while non owner-occupied loans (including commercial construction and land development) declined $2.7 million, or l%.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant industries within the Company’s commercial real estate loan portfolio as of March 31, 2013 and December 31, 2012:

	As of March 31,		As of December 31,
	2013		2012
	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Nonresidential Buildings	$179,370	30%	$178,060	30%
Lessors of Residential Buildings	60,672	10%	61,460	10%
Land Subdivision	29,620	5%	28,854	5%
New Car Dealers	25,951	4%	27,079	5%
Hotels	24,046	4%	26,710	4%
Other *	278,975	47%	271,816	46%

Total Commercial Real Estate Loans	$598,634	100%	$593,979	100%

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

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s loan/lease portfolio.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Changes in the allowance for estimated losses on loans/leases for the three months ended March 31, 2013 and 2012 are presented as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012

	(dollars in thousands)

Balance, beginning	$19,925	$18,789
Provisions charged to expense	1,058	780
Loans/leases charged off	(303)	(825)
Recoveries on loans/leases previously charged off	89	262
Balance, ending	$20,769	$19,006

The allowance for estimated losses on loans/leases was $20.8 million at March 31, 2013 compared to $19.9 million at December 31, 2012 and $19.0 million at March 31, 2012.  The allowance for estimated losses on loans/leases was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase/decrease in loans/leases and a detailed analysis of the loan/lease portfolio.  The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated worse than “fair quality” and carrying aggregate exposure in excess of $100 thousand.  The adequacy of the allowance for estimated losses on loans/leases is monitored by the loan review staff and reported to management and the board of directors.

The Company’s levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	March 31, 2013	December 31, 2012	March 31, 2012

		(dollars in thousands)

Special Mention (Rating 6)	$27,610	$22,056	$21,075
Substandard (Rating 7)	50,198	48,248	60,815
Doubtful (Rating 8)	-	-	-
	$77,808	$70,304	$81,890

Criticized Loans **	$77,808	$70,304	$81,890
Classified Loans ***	$50,198	$48,248	$60,815

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Despite the modest increase in criticized and classified loans during the first quarter of 2013, the general declining trend in criticized and classified loans over the past several years has translated to a reduction in nonperforming loans/leases and that trend continued during the first quarter of 2013 as nonperforming loans/leases fell $5.7 million, or 22%.  Furthermore, nonperforming loans/leases have declined $27.6 million, or 58%, from their peak at September 30, 2010.  As a direct result, the Company’s ratio of allowance to nonperforming loans/leases has strengthened considerably as shown below.  The following table summarizes the trend in allowance as a percentage of gross loans/leases and as a percentage of nonperforming loans/leases as of March 31, 2013, December 31, 2012, and March 31, 2012.

	As of
	March 31, 2013	December 31, 2012	March 31, 2012

Allowance / Gross Loans/Leases	1.61%	1.55%	1.57%
Allowance / Nonperforming Loans/Leases *	105.30%	78.47%	62.11%

*Nonperforming loan/leases consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing troubled debt restructurings.

Although management believes that the allowance for estimated losses on loans/leases at March 31, 2013 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future.  Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision.  Asset quality is a priority for the Company and its subsidiaries.  The ability to grow profitably is in part dependent upon the ability to maintain that quality.  The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s allowance for estimated losses on loans/leases.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the amounts of nonperforming assets.

	As of March 31, 2013	As of December 31, 2012	As of March 31, 2012	As of December 31, 2011

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$18,040	$17,932	$19,013	$18,995
Accruing loans/leases past due 90 days or more	1	159	721	1,111
Troubled debt restructurings - accruing	1,682	7,300	10,868	11,904
Other real estate owned	3,679	3,955	8,172	8,386
Other repossessed assets	282	212	125	109
	$23,684	$29,558	$38,899	$40,505

Nonperforming loans/leases to total loans/leases	1.53%	1.97%	2.53%	2.67%
Nonperforming assets to total loans/leases plus reposessed property	1.83%	2.29%	3.19%	3.35%
Nonperforming assets to total assets	1.10%	1.41%	1.95%	2.06%
Texas ratio (3)	14.65%	18.68%	24.34%	25.58%
(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes troubled debt restructurings of $6.4 million at March 31, 2013, $5.7 million at December 31, 2012, $8.8 million at March 31, 2012, and $8.6 million at December 31, 2011.
(3)
Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance for Estimated Losses on Loans/Leases.  Texas Ratio is a non-GAAP financial measure.  Management included this ratio as this is considered by many invesetors and analysts to be a metric with which to analyze and evaluate asset quality.  Other companies may calculate this ratio differently.

The large majority of the nonperforming assets consist of nonaccrual loans/leases, accruing troubled debt restructurings (“TDRs”), and OREO.  For nonaccrual loans/leases and accruing TDRs, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate.  OREO is carried at the lower of carrying amount or fair value less costs to sell.

Nonperforming assets at March 31, 2013 were $23.7 million, which is a decline of $5.9 million, or 20%, from December 31, 2012.  Further, nonperforming assets have declined $35.7 million, or 60%, from their peak position of $59.4 million at September 30, 2010.  Accruing TDRs fell $5.6 million, or 77%, during the first quarter of 2013 as several loans restructured at market rates in prior years sustained performance under the restructured terms and were thus removed from TDR status.

Deposits grew $46.4 million, or 3%, during the first quarter of 2013.  The table below presents the composition of the Company’s deposit portfolio.

	As of
	March 31, 2013		December 31, 2012		March 31, 2012

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$496,513	35%	$450,660	33%	$385,806	30%
Interest bearing demand deposits	586,874	41%	587,201	43%	561,048	43%
Time deposits	297,768	21%	290,933	21%	297,737	23%
Brokered time deposits	39,338	3%	45,320	3%	52,157	4%
	$1,420,493	100%	$1,374,114	100%	$1,296,748	100%

The Company has been successful in growing its noninterest bearing deposit portfolio over the past few years and this continued in the first quarter of 2013 with an increase of $45.9 million, or 10%. Most of this growth continues to be derived from QCBT’s correspondent banking business.  The continued strength of the noninterest bearing deposit portfolio has provided flexibility to manage down deposit pricing and reduce reliance on higher cost wholesale funds, which has helped drive down the Company’s interest expense.

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

	As of
	March 31, 2013	December 31, 2012	March 31, 2012

	(dollars in thousands)

Overnight repurchase agreements with customers	$141,674	$104,943	$107,910
Federal funds purchased	30,180	66,140	41,990
	$171,854	$171,083	$149,900

As a result of their memberships in either the Federal Home Loan Bank (“FHLB”) of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs.  FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits.  FHLB advances increased slightly by $3.0 million, or 1%, during the first quarter of 2013.  During the first quarter of 2013, CRBT and RB&T had some short-term funding needs and borrowed via short-term FHLB advances, as the cost was less than federal funds purchased.

Other borrowings consist largely of structured repos which are utilized as an alternative funding source to FHLB advances and customer deposits.  The table below presents the composition of the Company’s other borrowings.

	As of
	March 31, 2013	December 31, 2012	March 31, 2012
	(dollars in thousands)

Structured repos	$130,000	$130,000	$130,000
364-day revolving note	5,600	5,600	3,600
Series A subordinated notes	2,642	2,640	2,635
	$138,242	$138,240	$136,235

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

	March 31, 2013		December 31, 2012
Maturity:	Amount Due	Weighted Average Interest Rate at Quarter-End	Amount Due	Weighted Average Interest Rate at Year-End

Year ending December 31:	(dollar amounts in thousands)

2013	$31,500	0.86%	$34,508	1.29%
2014	39,170	2.88	39,170	2.88
2015	36,000	2.22	66,000	2.59
2016	66,018	3.80	85,992	3.72
2017	46,000	3.70	46,000	3.70
Thereafter	156,000	3.34	106,000	3.66
Total Wholesale Funding	$374,688	3.10	$377,670	3.20

Importantly, a large portion of the above FHLB advances and structured repos have putable options which allow the lender (FHLB or counterparty), at its discretion, to terminate the borrowing and require the subsidiary banks to repay at predetermined dates prior to the stated maturity.

As previously discussed, during the first quarter of 2013, QCBT modified $50.0 million of fixed rate structured repos with a weighted average interest rate of 3.21% and a weighted average maturity of February 2016 into new fixed rate structured repos with a weighted average interest rate of 2.65% and a weighted average maturity of May 2020.  This modification serves to reduce interest expense and improve net interest margin, and minimize the exposure to rising rates through duration extension of fixed rate liabilities.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the composition of the Company’s stockholders’ equity, including the common and preferred equity components.

	As of
	March 31, 2013		December 31, 2012		March 31, 2012
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Common stock	$5,058		$5,039		$4,945
Additional paid in capital - common	25,932		25,804		26,705
Retained earnings	55,781		53,327		46,884
Accumulated other comprehensive income	3,870		4,707		3,237
Noncontrolling interests	-		-		2,216
Less: Treasury stock	(1,606)		(1,606)		(1,606)
Total common stockholders' equity	89,035	63%	87,271	62%	82,381	57%

Preferred stock	55		55		65
Additional paid in capital - preferred	53,108		53,108		63,321
Total preferred stockholders' equity	53,163	37%	53,163	38%	63,386	43%

Total stockholders' equity	$142,198	100%	$140,434	100%	$145,767	100%

Tangible common equity* / total tangible assets	4.01%		4.02%		3.86%

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

Stockholders’ equity increased $1.8 million, or 1%, during the first quarter of 2013.  Net income of $3.3 million grew retained earnings; however, this was partially offset by the declaration of preferred stock dividends totaling $811 thousand ($438 thousand for Series E Preferred Stock, as defined below, and $373 thousand for Series F Preferred Stock, as defined below).  Also, the available for sale portion of the securities portfolio experienced a decline in fair value for the first three months of 2013 totaling $837 thousand, net of tax, as a result of increases in certain market interest rates.

The following table presents the details of the preferred stock issued and outstanding as of March 31, 2013.

	Date Issued	Aggregate Purchase Price	Stated Dividend Rate	Annual Dividend

Series E Non-Cumulative Convertible Perpetual Preferred Stock	June 2010	$25,000,000	7.00%	$1,750,000
Series F Non-Cumulative Perpetual Preferred Stock	September 2011	29,867,000	5.00%	1,493,350
		$54,867,000		$3,243,350

The Series E Non-Cumulative Convertible Perpetual Preferred Stock ( the “Series E Preferred Stock”) is perpetually convertible by the holder into shares of common stock at a per share conversion price of $12.15, subject to anti-dilution adjustments upon the occurrence of certain events.  In addition, the Company can exercise a conversion option on or after the third anniversary of the issuance date (June 30, 2013) at the same $12.15 conversion price if the Company’s common stock price equals or exceeds $17.22 for at least 20 trading days in a period of 30 consecutive trading days.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Regarding the Series F Non-Cumulative Perpetual Preferred Stock (the "Series F Preferred Stock"), non-cumulative dividends are payable quarterly, and the dividend rate is based on changes in the level of “Qualified Small Business Lending” or “QSBL” by the Company’s wholly owned bank subsidiaries, QCBT, CRBT and RB&T.  Based upon the change in the banks’ level of QSBL over the baseline level (as defined by the SBLF, the baseline is the average of QSBL for the last two quarters of 2009 and the first two quarters of 2010), the dividend rate for the first 10 calendar quarters may be adjusted to between 1% and 5%.  For the 11th calendar quarter through 4.5 years after issuance, the dividend rate will be fixed at between 1% and 5%, based upon the increase in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e. as of September 30, 2013), or will be fixed at 7% if there is no increase or there is a decrease in QSBL during such period.  In addition, beginning on April 1, 2014 and ending on April 1, 2016, if there is no increase or there is a decrease in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e. as of September 30, 2013), because of the Company’s participation in the Treasury Capital Purchase Program, the Company will be subject to an additional lending incentive fee of 2% per year, or 9% dividend rate.  After 4.5 years from issuance, regardless of QSBL growth over the baseline, the dividend rate will increase to 9%.

As of March 31, 2013, the Company reported its QSBL in accordance with SBLF guidelines and calculated a net decline from the baseline of $66.2 million, or 14%.  The decline is primarily the result of the following:

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

•
The Company had a strong small business loan portfolio as of the baseline, which coupled with the residual impact of the economic downturn and the increased competition for small business loans (as many competitor lenders shifted their focus from construction and non-owner occupied commercial real estate lending to small business lending), resulted in originations being outpaced by payments and maturities in the second half of 2010 and all of 2011.

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

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs.  The Company monitors liquidity risk through contingency planning stress testing on a regular basis.  The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable.  One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $67.0 million at March 31, 2013, and averaged $98.6 million during 2012 and $128.0 million during 2011.  The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.  During the first quarter of 2013, the Company invested some of its excess liquidity as its overall liquidity position (both on and off balance sheet liquidity) had strengthened.

The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, FHLB advances, structured repos, brokered time deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales.  The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on the regular monthly payments on its residential mortgage-backed securities portfolio.  At March 31, 2013, the subsidiary banks had 31 lines of credit totaling $304.5 million, of which $45.5 million was secured and $259.0 million was unsecured.  At March 31, 2013, all of the credit was available.  At December 31, 2012, the subsidiary banks had 31 lines of credit totaling $311.7 million, of which $52.7 million was secured and $259.0 million was unsecured.  At December 31, 2012, $271.7 million was available as $40.0 million was utilized for short-term borrowing needs at QCBT.  The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company has a single $20.0 million secured revolving credit note with a maturity of June 27, 2013.  As of March 31, 2013, the Company had $14.4 million available as the note carried an outstanding balance of $5.6 million.

Investing activities used cash of $84.9 million during the first quarter of 2013 compared to $45.0 million for the same period of 2012.  Proceeds from calls, maturities, and paydowns of securities were $82.1 million for the first quarter of 2013 compared to $98.8 million for the same period of 2012.  Purchases of securities used cash of $187.7 million for the first quarter of 2013 compared to $159.1 million for the same period of 2012.  The net increase in loans/leases used cash of $7.1 million for the first quarter of 2013 compared to $12.2 million for the same period of 2012.

Financing activities provided cash of $49.4 million for the first quarter of 2013 compared to $25.5 million for same period of 2012.  Net increases in deposits totaled $46.4 million for the first quarter of 2013 compared to $91.3 million for the same period of 2012.  During the first quarter of 2012, the Company’s short-term borrowings decreased $63.6 million.

Total cash provided by operating activities was $7.2 million for the first quarter of 2013 compared to $5.6 million for the same period of 2012.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Throughout its history, the Company has secured additional capital through various resources, including the issuance of preferred stock (discussed above) and trust preferred securities.  Trust preferred securities are reported on the Company’s balance sheet as liabilities, but currently qualify for treatment as regulatory capital.

The following table presents the details of the trust preferred securities issued and outstanding as of March 31, 2013.

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 3/31/2013	Interest Rate as of 12/31/2012

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR	3.16%	3.21%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.16%	3.21%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.10%	2.14%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR	1.85%	1.89%
		$36,085,000	Weighted Average Rate	2.63%	2.68%

The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks’ financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation.  Management believes, as of March 31, 2013 and December 31, 2012, that the Company and the subsidiary banks met all capital adequacy requirements to which they were subject.

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued
Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.  The Company and the subsidiary banks’ actual capital amounts and ratios as of March 31, 2013 and December 31, 2012 are also presented in the following table (dollars in thousands).  As of March 31, 2013 and December 31, 2012, the subsidiary banks met the requirements to be “well capitalized”.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of March 31, 2013:
Company:
Total risk-based capital	$191,244	13.04%	$117,296	>	8.0%	N/A		N/A
Tier 1 risk-based capital	170,080	11.60%	58,648	>	4.0	N/A		N/A
Leverage ratio	170,080	8.07%	84,271	>	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$99,820	12.63%	$63,250	>	8.0%	$79,063	>	10.00%
Tier 1 risk-based capital	91,297	11.55%	31,625	>	4.0	47,438	>	6.00%
Leverage ratio	91,297	7.57%	48,239	>	4.0	60,298	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$56,444	13.18%	$34,265	>	8.0%	$42,831	>	10.00%
Tier 1 risk-based capital	51,060	11.92%	17,132	>	4.0	25,699	>	6.00%
Leverage ratio	51,060	8.60%	23,745	>	4.0	29,681	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$37,162	15.05%	$19,754	>	8.0%	$24,692	>	10.00%
Tier 1 risk-based capital	34,059	13.79%	9,877	>	4.0	14,815	>	6.00%
Leverage ratio	34,059	10.85%	12,555	>	4.0	15,694	>	5.00%

Part I
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2012:
Company:
Total risk-based capital	$188,841	12.71%	$118,878	>	8.0%	N/A		N/A
Tier 1 risk-based capital	167,475	11.27%	59,439	>	4.0%	N/A		N/A
Tier 1 leverage	167,475	8.13%	82,357	>	4.0%	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$98,789	12.12%	$65,218	>	8.0%	$81,522	>	10.00%
Tier 1 risk-based capital	90,533	11.11%	32,609	>	4.0	48,913	>	6.00%
Tier 1 leverage	90,533	7.74%	46,784	>	4.0	58,480	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$55,736	12.87%	$34,652	>	8.0%	$43,315	>	10.00%
Tier 1 risk-based capital	50,297	11.61%	17,326	>	4.0	25,989	>	6.00%
Tier 1 leverage	50,297	8.49%	23,685	>	4.0	29,606	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$36,894	15.33%	$19,255	>	8.0%	$24,609	>	10.00%
Tier 1 risk-based capital	33,870	14.07%	9,628	>	4.0	14,441	>	6.00%
Tier 1 leverage	33,870	11.13%	12,177	>	4.0	15,221	>	5.00%

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

Part I
Item 3

QUANTITATIVE AND QUALITATVE DISCUSSION ABOUT MARKET RISK

Application of the simulation model analysis at the most recent quarter-end available is presented in the following table.  Please note the simulation model analysis as of March 31, 2013 is not yet available.

	NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	As of December 31, 2012	As of March 31, 2012	As of December 31, 2011

100 basis point downward shift	-1.5%	-1.6%	-1.5%
200 basis point upward shift	-0.9%	-4.1%	-3.1%
300 basis point upward shock	0.8%	-6.8%	-4.2%

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

Part I
Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2013.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. “Risk Factors,” in the Company’s 2012 Annual Report on Form 10-K. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and March 31, 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012; and (vi) Notes to Consolidated Financial Statements.

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

QCR HOLDINGS, INC.
(Registrant)

Date	May 6, 2013	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date	May 6, 2013	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer