Form 10-Q
period 2013-06-30
QCR HOLDINGS INC
filed 2013-08-14
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2013

 [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number 0-22208

QCR HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	42-1397595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3551 7th Street, Moline, Illinois 61265

(Address of principal executive offices, including zip code)

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

Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer,”and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 1, 2013, the Registrant had outstanding 5,807,332 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page Number(s)
Part I	FINANCIAL INFORMATION

	Item 1	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets As of June 30, 2013 and December 31, 2012	2

		Consolidated Statements of Income For the Three Months Ended June 30, 2013 and 2012	3

		Consolidated Statements of Income For the Six Months Ended June 30, 2013 and 2012	4

		Consolidated Statements of Comprehensive Income For the Three and Six Months Ended June 30, 2013 and 2012	5

		Consolidated Statement of Changes in Stockholders' Equity For the Six Months Ended June 30, 2013 and 2012	6

		Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2013 and 2012	7

		Notes to the Consolidated Financial Statements	8-27

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-54

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	54-55

	Item 4	Controls and Procedures	56

Part II	OTHER INFORMATION

	Item 1	Legal Proceedings	57

	Item 1A	Risk Factors	57

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	57

	Item 3	Defaults upon Senior Securities	57

	Item 4	Mine Safety Disclosures	57

	Item 5	Other Information	57

	Item 6	Exhibits	58

Signatures			59

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$44,316,890	$61,568,446
Federal funds sold	16,666,000	26,560,000
Interest-bearing deposits at financial institutions	34,573,775	22,359,490
Securities held to maturity, at amortized cost	105,201,749	72,079,385
Securities available for sale, at fair value	598,265,400	530,159,986
Total securities	703,467,149	602,239,371

Loans receivable held for sale	2,083,075	4,577,233
Loans/leases receivable held for investment	1,528,643,027	1,282,810,406
Gross loans/leases receivable	1,530,726,102	1,287,387,639
Less allowance for estimated losses on loans/leases	(21,156,379)	(19,925,204)
Net loans/leases receivable	1,509,569,723	1,267,462,435

Premises and equipment, net	39,064,663	31,262,390
Goodwill	3,222,688	3,222,688
Core deposit intangible	3,440,076	-
Bank-owned life insurance	51,078,588	45,620,489
Restricted investment securities	16,875,975	15,747,850
Other real estate owned, net	3,858,629	3,954,538
Other assets	20,637,321	13,732,795
Total assets	$2,446,771,477	$2,093,730,492

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$493,963,650	$450,659,723
Interest-bearing	1,222,816,260	923,454,377
Total deposits	1,716,779,910	1,374,114,100
Short-term borrowings	157,186,204	171,082,961
Federal Home Loan Bank advances	209,949,500	202,350,000
Other borrowings	142,644,062	138,239,762
Junior subordinated debentures	40,210,175	36,085,000
Other liabilities	34,555,713	31,424,848
Total liabilities	2,301,325,564	1,953,296,671

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000 June 2013 - 54,867 shares issued and outstanding December 2012 - 54,867 shares issued and outstanding	54,867	54,867
Common stock, $1 par value; shares authorized 20,000,000 June 2013 - 5,918,313 shares issued and 5,797,067 outstanding December 2012 - 5,039,448 shares issued and 4,918,202 outstanding	5,918,313	5,039,448
Additional paid-in capital	91,514,136	78,912,791
Retained earnings	58,786,271	53,326,542
Accumulated other comprehensive income (loss)	(9,221,164)	4,706,683
Less treasury stock, June 30, 2013 and December 2012 - 121,246 common shares, at cost	(1,606,510)	(1,606,510)
Total stockholders' equity	145,445,913	140,433,821
Total liabilities and stockholders' equity	$2,446,771,477	$2,093,730,492

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended June 30,

	2013	2012
Interest and dividend income:
Loans/leases, including fees	$16,369,605	$15,973,109
Securities:
Taxable	2,629,832	2,765,779
Nontaxable	944,100	538,285
Interest-bearing deposits at financial institutions	61,724	92,577
Restricted investment securities	131,151	164,778
Federal funds sold	2,989	-
Total interest and dividend income	20,139,401	19,534,528

Interest expense:
Deposits	1,176,855	1,629,517
Short-term borrowings	103,435	77,287
Federal Home Loan Bank advances	1,726,622	1,829,120
Other borrowings	1,162,893	1,224,083
Junior subordinated debentures	261,544	259,028
Total interest expense	4,431,349	5,019,035
Net interest income	15,708,052	14,515,493

Provision for loan/lease losses	1,520,137	1,048,469
Net interest income after provision for loan/lease losses	14,187,915	13,467,024

Noninterest income:
Trust department fees	1,197,181	852,234
Investment advisory and management fees	695,094	679,326
Deposit service fees	1,054,223	875,073
Gains on sales of residential real estate loans	246,621	271,333
Gains on sales government guaranteed portions of loans	765,738	610,988
Securities gains	16,460	104,600
Earnings on bank-owned life insurance	423,883	358,660
Bargain purchase gain on Community National acquisition	1,841,385	-
Credit card issuing fees, net of processing costs	85,017	142,173
Losses on other real estate owned, net	(83,339)	(389,465)
Other	706,493	562,587
Total noninterest income	6,948,756	4,067,509

Noninterest expense:
Salaries and employee benefits	9,186,233	8,255,639
Occupancy and equipment expense	1,586,841	1,364,912
Professional and data processing fees	1,438,753	1,126,877
FDIC and other insurance	627,390	576,215
Loan/lease expense	251,868	263,166
Advertising and marketing	412,041	344,100
Postage and telephone	257,611	236,942
Stationery and supplies	150,718	135,211
Bank service charges	284,345	198,492
Acquisition costs	432,326	-
Other-than-temporary impairment losses on securities	-	62,400
Other	606,223	545,129
Total noninterest expense	15,234,349	13,109,083
Net income before income taxes	5,902,322	4,425,450
Federal and state income tax expense	1,857,091	1,152,071
Net income	$4,045,231	$3,273,379
Less: Net income attributable to noncontrolling interests	-	201,223
Net income attributable to QCR Holdings, Inc.	$4,045,231	$3,072,156
Less: Preferred stock dividends	810,838	935,786
Net income attributable to QCR Holdings, Inc. common stockholders	$3,234,393	$2,136,370
Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.60	$0.44
Diluted	$0.59	$0.44
Weighted average common shares outstanding	5,393,062	4,835,773
Weighted average common and common equivalent shares outstanding	5,497,275	4,901,853

Cash dividends declared per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Six Months Ended June 30,

	2013	2012
Interest and dividend income:
Loans/leases, including fees	$31,458,432	$31,943,946
Securities:
Taxable	5,090,281	5,571,593
Nontaxable	1,746,573	934,111
Interest-bearing deposits at financial institutions	121,478	212,582
Restricted investment securities	256,256	246,100
Federal funds sold	3,863	-
Total interest and dividend income	38,676,883	38,908,332

Interest expense:
Deposits	2,293,646	3,345,257
Short-term borrowings	167,702	142,231
Federal Home Loan Bank advances	3,459,434	3,693,441
Other borrowings	2,353,648	2,481,476
Junior subordinated debentures	503,084	526,981
Total interest expense	8,777,514	10,189,386
Net interest income	29,899,369	28,718,946

Provision for loan/lease losses	2,577,919	1,828,915
Net interest income after provision for loan/lease losses	27,321,450	26,890,031

Noninterest income:
Trust department fees	2,236,851	1,735,966
Investment advisory and management fees	1,304,435	1,200,788
Deposit service fees	1,962,046	1,779,479
Gains on sales of residential real estate loans	537,772	562,766
Gains on sales government guaranteed portions of loans	1,610,962	718,645
Security gains	16,460	104,600
Earnings on bank-owned life insurance	862,570	797,062
Bargain purchase gain on Community National acquisition	1,841,385	-
Credit card issuing fees, net of processing costs	134,971	269,188
Losses on other real estate owned, net	(529,969)	(578,669)
Other	2,175,302	1,434,562
Total noninterest income	12,152,785	8,024,387

Noninterest expense:
Salaries and employee benefits	17,928,916	16,380,319
Occupancy and equipment expense	3,015,711	2,717,175
Professional and data processing fees	2,578,814	2,277,067
FDIC and other insurance	1,183,301	1,157,071
Loan/lease expense	496,959	481,900
Advertising and marketing	676,609	620,116
Postage and telephone	476,302	525,182
Stationery and supplies	261,388	278,177
Bank service charges	559,840	398,221
Acquisition costs	788,904	-
Other-than-temporary impairment losses on securities	-	62,400
Other	1,226,105	949,535
Total noninterest expense	29,192,849	25,847,163
Net income before income taxes	10,281,386	9,067,255
Federal and state income tax expense	2,971,011	2,391,027
Net income	$7,310,375	$6,676,228
Less: Net income attributable to noncontrolling interests	-	367,254
Net income attributable to QCR Holdings, Inc.	$7,310,375	$6,308,974
Less: Preferred stock dividends	1,621,675	1,874,411
Net income attributable to QCR Holdings, Inc. common stockholders	$5,688,700	$4,434,563

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$1.10	$0.92
Diluted	$1.08	$0.91
Weighted average common shares outstanding	5,160,327	4,818,090
Weighted average common and common equivalent shares outstanding	5,265,809	4,867,628

Cash dividends declared per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three and Six Months Ended June 30,

	Three Months Ended June 30,
	2013	2012
Net income	$4,045,231	$3,273,379

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(21,238,019)	2,114,026
Less reclassification adjustment for gains included in net income before tax	16,460	104,600
	(21,254,479)	2,009,426
Tax expense (benefit)	(8,162,990)	768,381
Other comprehensive income (loss), net of tax	(13,091,489)	1,241,045

Comprehensive income (loss) attributable to QCR Holdings, Inc.	$(9,046,258)	$4,514,424

	Six Months Ended June 30,
	2013	2012
Net income	$7,310,375	$6,676,228

Other comprehensive loss:

Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period before tax	(22,594,571)	(346,545)
Less reclassification adjustment for gains included in net income before tax	16,460	104,600
	(22,611,031)	(451,145)
Tax benefit	(8,683,184)	(174,955)
Other comprehensive loss, net of tax	(13,927,847)	(276,190)

Comprehensive income (loss) attributable to QCR Holdings, Inc.	$(6,617,472)	$6,400,038

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Six Months Ended June 30, 2013 and 2012

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Treasury Stock	Total
Balance December 31, 2012	$54,867	$5,039,448	$78,912,791	$53,326,542	$4,706,683	$-	$(1,606,510)	$140,433,821
Net income	-	-	-	3,265,144	-	-	-	3,265,144
Other comprehensive loss, net of tax	-	-	-	-	(836,358)	-	-	(836,358)
Preferred cash dividends declared	-	-	-	(810,837)	-	-	-	(810,837)
Proceeds from issuance of 5,884 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	5,884	63,487	-	-	-	-	69,371
Proceeds from issuance of 19,278 shares of common stock as a result of stock options exercised	-	19,278	153,550	-	-	-	-	172,828
Exchange of 7,048 shares of common stock in connection with stock options exercised	-	(7,048)	(111,628)	-	-	-	-	(118,676)
Stock compensation expense	-	-	293,798					293,798
Tax benefit of nonqualified stock options exercised	-	-	35,251	-	-	-	-	35,251
Restricted stock awards	-	16,798	(16,798)	-	-	-	-	-
Exchange of 16,798 shares of common stock in connection with restricted stock vested, net	-	(16,798)	(289,113)	-	-	-	-	(305,911)
Balance March 31, 2013	$54,867	$5,057,562	$79,041,338	$55,780,849	$3,870,325	$-	$(1,606,510)	$142,198,431
Net income	-	-	-	4,045,231	-	-	-	4,045,231
Other comprehensive loss, net of tax	-	-	-	-	(13,091,489)	-	-	(13,091,489)
Common cash dividends declared, $0.04 per share	-	-	-	(228,971)	-	-	-	(228,971)
Preferred cash dividends declared	-	-	-	(810,838)	-	-	-	(810,838)
Issuance of 834,715 shares of common stock as a result of the acquisition of Community National Bancorporation, net	-	834,715	12,181,894	-	-	-	-	13,016,609
Proceeds from issuance of 9,560 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	9,560	104,221	-	-	-	-	113,781
Proceeds from issuance of 3,769 shares of common stock as a result of stock options exercised	-	3,769	33,070	-	-	-	-	36,839
Stock compensation expense	-	-	162,123					162,123
Tax benefit of nonqualified stock options exercised	-	-	4,197	-	-	-	-	4,197
Restricted stock awards	-	12,707	(12,707)	-	-	-	-	-
Balance June 30, 2013	$54,867	$5,918,313	$91,514,136	$58,786,271	$(9,221,164)	$-	$(1,606,510)	$145,445,913

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Treasury Stock	Total
Balance December 31, 2011	$65,090	$4,879,435	$89,702,533	$44,585,902	$4,754,714	$2,051,538	$(1,606,510)	$144,432,702
Net income	-	-	-	3,236,818	-	166,031	-	3,402,849
Other comprehensive loss, net of tax	-	-	-	-	(1,517,235)	-	-	(1,517,235)
Preferred cash dividends declared	-	-	-	(938,625)	-	-	-	(938,625)
Proceeds from issuance of 7,767 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	7,767	55,566	-	-	-	-	63,333
Proceeds from issuance of 276 shares of common stock as a result of stock options exercised	-	276	2,374	-	-	-	-	2,650
Exchange of 576 shares of common stock in connection with payroll taxes for restricted stock	-	(576)	(2,103)	-	-	-	-	(2,679)
Stock compensation expense	-	-	326,245					326,245
Restricted stock awards	-	57,770	(57,770)	-	-	-	-	-
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,066)	-	(2,066)
Balance March 31, 2012	$65,090	$4,944,672	$90,026,845	$46,884,095	$3,237,479	$2,215,503	$(1,606,510)	$145,767,174
Comprehensive income:
Net income	-	-	-	3,072,156	-	201,223	-	3,273,379
Other comprehensive income, net of tax	-	-	-	-	1,241,045	-	-	1,241,045
Comprehensive income								4,514,424
Common cash dividends declared, $0.04 per share	-	-	-	(189,091)	-	-	-	(189,091)
Preferred cash dividends declared	-	-	-	(935,786)	-	-	-	(935,786)
Redemption of 10,223 shares of Series F Noncumulative Perpetual Preferred Stock	(10,223)	-	(10,212,777)	-	-	-	-	(10,223,000)
Proceeds from issuance of 10,856 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	10,856	78,055	-	-	-	-	88,911
Proceeds from issuance of 9,090 shares of common stock as a result of stock options exercised	-	9,090	79,902	-	-	-	-	88,992
Exchange of 611 shares of common stock in connection with stock options exercised	-	(611)	(7,125)	-	-	-	-	(7,736)
Proceeds from exercise of warrants to purchase 4,300 shares of common stock issued in conjunction with the Series A Subordinated Notes	-	4,300	38,700	-	-	-	-	43,000
Stock compensation expense	-	-	177,269					177,269
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,065)	-	(2,065)
Balance June 30, 2012	$54,867	$4,968,307	$80,180,869	$48,831,374	$4,478,524	$2,414,661	$(1,606,510)	$139,322,092

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,310,375	$6,676,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,280,550	1,198,809
Provision for loan/lease losses	2,577,919	1,828,915
Stock-based compensation expense	455,921	503,514
Losses on other real estate owned, net	529,969	578,669
Amortization of premiums on securities, net	1,972,391	2,050,358
Securities gains	(16,460)	(104,600)
Other-than-temporary impairment losses on securities	-	62,400
Loans originated for sale	(52,272,708)	(51,881,417)
Proceeds on sales of loans	56,915,600	52,645,621
Gains on sales of residential real estate loans, net	(537,772)	(562,766)
Gains on sales of government guaranteed portions of loans, net	(1,610,962)	(718,645)
Increase in cash value of bank-owned life insurance	(862,570)	(797,062)
Bargain purchase gain on Community National acquisition	(1,841,385)	-
Decrease (increase) in other assets	6,556,417	(6,150,757)
Decrease in other liabilities	(797,225)	(734,316)
Net cash provided by operating activities	$19,660,060	$4,594,951

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold	22,229,000	17,160,000
Net increase in interest-bearing deposits at financial institutions	(10,189,746)	(1,701,827)
Proceeds from sales of other real estate owned	303,766	814,071
Activity in securities portfolio:
Purchases	(238,534,747)	(311,369,517)
Calls, maturities and redemptions	124,663,560	201,683,047
Paydowns	27,762,742	14,403,547
Sales	6,167,531	19,215,075
Activity in restricted investment securities:
Purchases	(4,818,750)	(1,003,850)
Redemptions	4,950,000	1,033,100
Net increase in loans/leases originated and held for investment	(51,708,379)	(16,077,756)
Purchase of premises and equipment	(950,802)	(898,464)
Net cash received from Community National acquisition	3,025,073	-
Net cash used in investing activities	$(117,100,752)	$(76,742,574)

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Six Months Ended June 30,

	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	87,620,739	110,012,711
Net decrease in short-term borrowings	(13,896,757)	(28,137,412)
Activity in Federal Home Loan Bank advances:
Advances	119,000,000	14,000,000
Calls and maturities	(111,400,500)	(15,000,000)
Proceeds from other borrowings term note	10,000,000	-
Advance (payment) on 364-day revolving note, net	(5,600,000)	2,000,000
Repayment of Community National's other borrowings at acquisition	(3,950,000)	-
Payment of cash dividends on common and preferred stock	(1,813,624)	(2,278,183)
Redemption of 10,223 shares of Series F Noncumulative Perpetual Preferred Stock	-	(10,223,000)
Proceeds from issuance of common stock, net	229,278	276,471
Net cash provided by financing activities	$80,189,136	$70,650,587
Net decrease in cash and due from banks	(17,251,556)	(1,497,036)
Cash and due from banks, beginning	61,568,446	53,136,710
Cash and due from banks, ending	$44,316,890	$51,639,674

Supplemental disclosure of cash flow information, cash payments for:
Interest	$8,897,240	$10,343,656
Income/franchise taxes	$1,031,120	$881,000

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income (loss), unrealized losses on securities available for sale, net	$(13,927,847)	$(276,190)
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	$(424,587)	$(10,415)
Transfers of loans to other real estate owned	$187,500	$2,143,017

Supplemental disclosure of cash flow information for Community National acquisition:
Fair value of assets acquired:
Cash and due from banks *	$9,286,757	$-
Federal funds sold	12,335,000	-
Interest-bearing deposits at financial institutions	2,024,539	-
Securities available for sale	45,853,826	-
Loans/leases receivable held for investment, net	195,658,486	-
Premises and equipment, net	8,132,021	-
Core deposit intangible	3,440,076	-
Bank-owned life insurance	4,595,529	-
Restricted investment securities	1,259,375	-
Other real estate owned	550,326	-
Other assets	5,178,583	-
Total assets acquired	$288,314,518	$-

Fair value of liabilities assumed:
Deposits	$255,045,071	$-
Other borrowings	3,950,000	-
Junior subordinated debentures	4,125,175	-
Other liabilities	3,911,053	-
Total liabilities assumed	$267,031,299	$-
Net assets acquired	$21,283,219	$-
Consideration paid:
Cash paid *	$6,261,684	$-
Issuance of 834,715 shares of common stock	13,180,150	-
Total consideration paid	$19,441,834	$-
Bargain purchase gain	$1,841,385	$-

* Net cash received at closing totaled $3,025,073

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2013

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim period ended June 30, 2013, are not necessarily indicative of the results expected for the year ending December 31, 2013.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include four commercial banks: Quad City Bank & Trust Company (“QCBT”), Cedar Rapids Bank & Trust Company (“CRBT”), Rockford Bank & Trust Company (“RB&T”), and Community National Bank (“CNB”). On May 13, 2013, the Company acquired Community National Bancorporation (“Community National”) and CNB. See Note 2 for additional information on the acquisition. QCBT, CRBT, and RB&T are all state-chartered commercial banks; while CNB is a national-chartered commercial bank. The Company also engages in direct financing lease contracts through its wholly-owned equity investment by QCBT in m2 Lease Funds, LLC (“m2 Lease Funds”). All material intercompany transactions and balances have been eliminated in consolidation.

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

In July 2013, FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Management is in the process of evaluating the impact of ASU 2013-11 on the Company’s consolidated financial statements.

Reclassifications: Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 2 – ACQUISITION OF COMMUNITY NATIONAL BANCORPORATION AND COMMUNITY NATIONAL BANK

On May 13, 2013, the Company acquired 100% of Community National’s outstanding common stock for aggregate consideration totaling $19,441,834, which consisted of 834,715 shares of QCR Holdings common stock valued at $13,180,150 and cash of $6,261,684. Community National was the bank holding company providing bank and bank related services through its wholly-owned bank subsidiary, CNB. CNB is a commercial bank headquartered in Waterloo, Iowa and serves Waterloo, Cedar Falls, and Mason City, Iowa and Austin, Minnesota. As a de novo bank, CNB commenced its operations in 1997. The Company has operated CNB as a separate banking charter since the acquisition.

The Company accounted for the business combination under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”). The Company recognized the full fair value of the assets acquired and liabilities assumed at the acquisition date, net of applicable income tax effects. The excess of fair value of net assets over the carrying value is recorded as bargain purchase gain which is included in noninterest income on the statement of income. The market value adjustments are accreted or amortized on a level yield basis over the expected term. Additionally, the Company recorded a core deposit intangible totaling $3,440,076 which is the portion of the acquisition purchase price which represents the value assigned to the existing deposit base. The core deposit intangible has a finite life and is amortized by the straight-line method over the estimated useful life of the deposits.

The Company’s acquired loans were recorded at fair value at the acquisition date and no separate valuation allowance was established. The initial fair value was determined with the assistance of a valuation specialist that discounted expected cash flows at appropriate rates. The discount rates were based on market rates for new originations of comparable loans and did not include a factor for credit losses as that was included in the estimated cash flows. ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. If both conditions exist, the Company determines whether to account for each loan individually or whether such loans will be assembled into pools based on common risk characteristics such as credit score, loan type, and origination date. Based on this evaluation, the Company determined that the loans acquired from the Community National acquisition subject to ASC Topic 310-30 would be accounted for individually. At the acquisition date, the historical cost and fair value of these loans totaled $3,033,022 and $2,207,891, respectively.

The Company considered expected prepayments and estimated the total expected cash flows, which includes undiscounted expected principal and interest. The excess of that amount over the fair value of the loan is referred to as accretable yield. Accretable yield is recognized as interest income on a constant yield basis over the expected life of the loan. The excess of the contractual cash flows over expected cash flows is referred to as nonaccretable difference and is not accreted into income. Over the life of the loan, the Company continues to estimate expected cash flows. Subsequent decreases in expected cash flows are recognized as impairments in the current period through the allowance for loan losses. Subsequent increases in cash flows to be collected are first used to reverse any existing valuation allowance and any remaining increase is recognized prospectively through an adjustment of the loan’s yield over its remaining life. At the acquisition date, accretable yield totaled $4,128,315 and nonaccretable yield totaled $397,894.

The Company assumed junior subordinated debentures with principal outstanding of $6,702,000 and fair value of $4,125,175 after a discount of $2,576,825. The initial fair value was determined with the assistance of a valuation specialist that discounted expected cash flows at appropriate rates. The discount will be accreted as interest expense on a level yield basis over the expected remaining term of the junior subordinated debentures.

Results of the operations of the acquired business are included in the income statement from the effective date of the acquisition.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The fair values of the assets acquired and liabilities assumed including the consideration paid and resulting bargain purchase gain is as follows:

As of May 13, 2013
ASSETS
Cash and due from banks	$9,286,757
Federal funds sold	12,335,000
Interest-bearing deposits at financial institutions	2,024,539
Securities available for sale	45,853,826
Loans/leases receivable, net	195,658,486
Premises and equipment	8,132,021
Core deposit intangible	3,440,076
Bank-owned life insurance	4,595,529
Restricted investment securities	1,259,375
Other real estate owned	550,326
Other assets	5,178,583
Total assets acquired	$288,314,518

LIABILITIES
Deposits	$255,045,071
Other borrowings	3,950,000
Junior subordinated debentures	4,125,175
Other liabilities	3,911,053
Total liabilties assumed	$267,031,299

Net assets acquired	$21,283,219

CONSIDERATION PAID:
Cash	$6,261,684
Issuance of 834,715 shares of common stock	13,180,150
Total consideration paid	$19,441,834
Bargain purchase gain	$1,841,385

In order to fund the cash portion of the consideration and pay off the $3,950,000 of Community National term debt at acquisition, the Company borrowed $4,400,000 on its 364-day revolving credit note. The outstanding balance on the 364-day revolving credit note totaled $10,000,000 until maturity at June 26, 2013. Upon maturity, the credit facility was restructured whereby the $10,000,000 of outstanding debt was restructured into a secured 3-year term note with principal due quarterly and interest due monthly where the interest is calculated at the effective LIBOR rate plus 3.00% per annum (3.30% at June 30, 2013). Additionally, as part of the restructure, the Company maintained a secured 364-day revolving credit note with availability of $10,000,000 where the interest is calculated at the effective LIBOR rate plus 2.50% per annum. At June 30, 2013, the Company had not borrowed on this revolving credit note and had the full amount available.

The current note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various asset quality and operating ratios.

The Company recorded a bargain purchase gain on the acquisition totaling $1,841,385 as the market value of the net assets acquired from Community National exceeded the total consideration paid. The consideration paid approximated a slight premium to the book value of Community National’s net assets at acquisition. The net impact of the market value adjustments resulted in a net increase to Community National’s net assets. The more significant market value adjustments were the core deposit intangible ($3,440,076) and the discount on the trust preferred securities ($2,576,825), as previously discussed.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Unaudited combined pro forma operating results for the three and six months ended June 30, 2013 and 2012, giving effect to the Community National acquisition as if it had occurred as of January 1, 2012, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Interest income	$21,275,698	$22,056,089	$42,364,836	$43,963,029
Noninterest income	$5,511,338	$4,885,073	$11,339,794	$9,472,182
Net income	$1,945,117	$3,610,172	$5,476,700	$7,153,770
Net income attributable to QCR Holdings, Inc. common stockholders	$1,134,279	$2,473,163	$3,855,025	$4,912,105

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$0.21	$0.46	$0.71	$0.91
Diluted	$0.21	$0.45	$0.70	$0.89

The pro forma results exclude the impact of the bargain purchase gain of $1,841,385.  Additionally, the pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 2012 or of future results of operations of the consolidated entities.

On June 4, 2013, CNB signed a definitive agreement to sell certain assets and liabilities of the two Mason City branches of CNB. CNB will sell deposits of approximately $62 million and loans of approximately $26 million. The proposed transaction, which is subject to regulatory approval and customary closing conditions, is expected to be completed in the fourth quarter of 2013.

On July 8, 2013, CNB signed a definitive agreement to sell certain assets and liabilities of the two Austin, Minnesota branches of CNB. CNB will sell deposits of approximately $37 million and loans of approximately $31 million. The proposed transaction, which is subject to regulatory approval and customary closing conditions, is expected to be completed in the fourth quarter of 2013.

Based on the premiums the Company expects to receive at the closing of these two transactions, net of the core deposit intangible associated with the Austin and Mason City branches totaling approximately $1.4 million, the Company anticipates recognizing a pre-tax gain of approximately $1.5 million in the fourth quarter of 2013. The gain is a premium on the deposits; therefore, it is dependent upon the amount of deposits sold at closing.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of June 30, 2013 and December 31, 2012 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2013:
Securities held to maturity:
Municipal securities	$104,551,749	$152,017	$(5,853,172)	$98,850,594
Other securities	650,000	-	-	650,000
	$105,201,749	$152,017	$(5,853,172)	$99,500,594

Securities available for sale:
U.S. govt. sponsored agency securities	$395,513,928	$238,359	$(14,836,396)	$380,915,891
Residential mortgage-backed and related securities	179,822,160	1,807,687	(3,084,293)	178,545,554
Municipal securities	36,478,946	1,102,715	(752,811)	36,828,850
Trust preferred securities	86,200	130,000	-	216,200
Other securities	1,362,730	396,393	(218)	1,758,905
	$613,263,964	$3,675,154	$(18,673,718)	$598,265,400

December 31, 2012:
Securities held to maturity:
Municipal securities	$71,429,385	$997,969	$(71,648)	$72,355,706
Other securities	650,000	-	-	650,000
	$72,079,385	$997,969	$(71,648)	$73,005,706

Securities available for sale:
U.S. govt. sponsored agency securities	$336,570,995	$2,198,655	$(160,279)	$338,609,371
Residential mortgage-backed and related securities	160,035,196	3,736,821	(170,914)	163,601,103
Municipal securities	24,508,015	1,696,555	(18,834)	26,185,736
Trust preferred securities	86,200	53,200	-	139,400
Other securities	1,347,113	300,732	(23,469)	1,624,376
	$522,547,519	$7,985,963	$(373,496)	$530,159,986

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2013:
Securities held to maturity:
Municipal securities	$88,263,477	$(5,853,172)	$-	$-	$88,263,477	$(5,853,172)

Securities available for sale:
U.S. govt. sponsored agency securities	$351,380,421	$(14,836,396)	$-	$-	$351,380,421	$(14,836,396)
Residential mortgage-backed and related securities	102,856,893	(3,054,077)	2,065,109	(30,216)	104,922,002	(3,084,293)
Municipal securities	14,212,014	(752,811)	-	-	14,212,014	(752,811)
Other securities	-	-	241,345	(218)	241,345	(218)
	$468,449,328	$(18,643,284)	$2,306,454	$(30,434)	$470,755,782	$(18,673,718)

December 31, 2012:
Securities held to maturity:
Municipal securities	$4,282,352	$(71,648)	$-	$-	$4,282,352	$(71,648)

Securities available for sale:
U.S. govt. sponsored agency securities	$55,621,718	$(160,279)	$-	$-	$55,621,718	$(160,279)
Residential mortgage-backed and related securities	29,324,928	(170,914)	-	-	29,324,928	(170,914)
Municipal securities	1,039,625	(18,834)	-	-	1,039,625	(18,834)
Other securities	-	-	217,500	(23,469)	217,500	(23,469)
	$85,986,271	$(350,027)	$217,500	$(23,469)	$86,203,771	$(373,496)

At June 30, 2013, the investment portfolio included 533 securities. Of this number, 350 securities had current unrealized losses with aggregate depreciation of less than 5% from the total amortized cost basis. Of these 350, only three had unrealized losses for twelve months or more and the amount of the unrealized losses was only $30,434. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At June 30, 2013 and December 31, 2012, equity securities represented less than 1% of the total portfolio.

The Company did not recognize other-than-temporary impairment on any debt securities for the three and six months ended June 30, 2013 and 2012.

The Company did not recognize other-than-temporary impairment on any equity securities for the three and six months ended June 30, 2013. During the second quarter of 2012, the Company’s evaluation determined that one privately held equity security experienced a decline in fair value that was other-than-temporary. As a result, the Company wrote down the value of this security and recognized a loss in the amount of $62,400. The Company did not recognize other-than-temporary impairment on any equity securities during the first quarter of 2012.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

All sales of securities for the three and six months ended June 30, 2013 and 2012, respectively, were from securities identified as available-for-sale. Information on proceeds received, as well as pre-tax gross gains from sales on those securities is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Proceeds from sales of securities	$6,167,531	$19,215,075	$6,167,531	$19,215,075
Pre-tax gross gains from sales of securities	16,460	104,600	16,460	104,600

The amortized cost and fair value of securities as of June 30, 2013 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table. “Other securities” are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities held to maturity:
Due in one year or less	$1,785,269	$1,784,577
Due after one year through five years	10,214,545	10,126,030
Due after one year through five years	93,201,935	87,589,987
	$105,201,749	$99,500,594

Securities available for sale:
Due in one year or less	$5,334,543	$5,329,272
Due after one year through five years	33,501,636	33,339,485
Due after five years	393,242,895	379,292,184
	$432,079,074	$417,960,941
Residential mortgage-backed and related securities	179,822,160	178,545,554
Other securities	1,362,730	1,758,905
	$613,263,964	$598,265,400

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, at the discretion of the issuer, to terminate the security at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value
Securities held to maturity:
Municipal securities	$69,862,451	$65,051,896

Securities available for sale:
U.S. govt. sponsored agency securities	355,831,837	342,070,506
Municipal securities	22,786,922	22,750,101
	$378,618,759	$364,820,607

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 4 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of June 30, 2013 and December 31, 2012 is presented as follows:

	As of June 30, 2013	As of December 31, 2012

Commercial and industrial loans	$470,416,356	$394,244,252
Commercial real estate loans
Owner-occupied commercial real estate	266,927,092	204,911,308
Commercial construction, land development, and other land	48,013,677	44,962,381
Other non owner-occupied commercial real estate	409,065,105	344,105,550
	724,005,874	593,979,239

Direct financing leases *	114,754,757	103,685,656
Residential real estate loans **	143,093,342	115,581,573
Installment and other consumer loans	74,568,755	76,720,514
	1,526,839,084	1,284,211,234
Plus deferred loan/lease origination costs, net of fees	3,887,018	3,176,405
	1,530,726,102	1,287,387,639
Less allowance for estimated losses on loans/leases	(21,156,379)	(19,925,204)
	$1,509,569,723	$1,267,462,435

* Direct financing leases:
Net minimum lease payments to be received	$129,915,909	$117,719,380
Estimated unguaranteed residual values of leased assets	1,344,853	1,095,848
Unearned lease/residual income	(16,506,005)	(15,129,572)
	114,754,757	103,685,656
Plus deferred lease origination costs, net of fees	4,318,828	3,907,140
	119,073,585	107,592,796
Less allowance for estimated losses on leases	(2,187,605)	(1,990,395)
	$116,885,980	$105,602,401

Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors and management’s expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three and six months ended June 30, 2013 and 2012.

**Includes residential real estate loans held for sale totaling $2,083,075 and $4,577,233 as of June 30, 2013, and December 31, 2012, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The aging of the loan/lease portfolio by classes of loans/leases as of June 30, 2013 and December 31, 2012 is presented as follows:

	As of June 30, 2013
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$465,430,639	$1,349,678	$262,201	$-	$3,373,838	$470,416,356
Commercial Real Estate
Owner-Occupied Commercial Real Estate	259,065,675	193,040	77,828	-	7,590,549	266,927,092
Commercial Construction, Land Development, and Other Land	46,609,905	-	270,796	-	1,132,976	48,013,677
Other Non Owner-Occupied Commercial Real Estate	392,880,893	1,851,491	1,695,414	-	12,637,307	409,065,105
Direct Financing Leases	112,797,068	998,918	258,197	-	700,574	114,754,757
Residential Real Estate	141,298,113	369,329	149,816	-	1,276,084	143,093,342
Installment and Other Consumer	73,194,203	283,495	16,932	3,248	1,070,877	74,568,755
	$1,491,276,496	$5,045,951	$2,731,184	$3,248	$27,782,205	$1,526,839,084

As a percentage of total loan/lease portfolio	97.67%	0.33%	0.18%	0.00%	1.82%	100.00%

	As of December 31, 2012
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$388,825,307	$3,724,506	$9,940	$120,000	$1,564,499	$394,244,252
Commercial Real Estate
Owner-Occupied Commercial Real Estate	204,141,070	142,993	-	-	627,245	204,911,308
Commercial Construction, Land Development, and Other Land	42,180,819	-	-	-	2,781,562	44,962,381
Other Non Owner-Occupied Commercial Real Estate	332,644,532	86,986	1,111,856	-	10,262,176	344,105,550
Direct Financing Leases	101,635,084	877,210	174,560	-	998,802	103,685,656
Residential Real Estate	111,993,859	2,254,730	283,466	-	1,049,518	115,581,573
Installment and Other Consumer	75,711,203	301,025	20,112	39,481	648,693	76,720,514
	$1,257,131,874	$7,387,450	$1,599,934	$159,481	$17,932,495	$1,284,211,234

As a percentage of total loan/lease portfolio	97.89%	0.58%	0.12%	0.01%	1.40%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Nonperforming loans/leases by classes of loans/leases as of June 30, 2013 and December 31, 2012 is presented as follows:

	As of June 30, 2013
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$-	$3,373,838	$893,875	$4,267,713	14.24%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	7,590,549	47,958	7,638,507	25.49%
Commercial Construction, Land Development, and Other Land	-	1,132,976	300,000	1,432,976	4.78%
Other Non Owner-Occupied Commercial Real Estate	-	12,637,307	269,327	12,906,634	43.08%
Direct Financing Leases	-	700,574	-	700,574	2.34%
Residential Real Estate	-	1,276,084	296,436	1,572,520	5.25%
Installment and Other Consumer	3,248	1,070,877	370,000	1,444,125	4.82%
	$3,248	$27,782,205	$2,177,596	$29,963,049	100.00%

*Nonaccrual loans/leases includes $7,740,416 of troubled debt restructurings, including $145,914 in commercial and industrial loans, $6,934,208 in commercial real estate loans, $379,769 in residential real estate loans, and $280,525 in installment loans.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance for estimated losses on loans/leases by portfolio segment for the three and six months ended June 30, 2013 and 2012, respectively, are presented as follows:

	Three Months Ended June 30, 2013

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,466,264	$12,188,953	$2,296,523	$966,336	$851,386	$20,769,462
Provisions charged to expense	348,298	672,077	340,137	195,774	(36,149)	1,520,137
Loans/leases charged off	(38,685)	(820,725)	(449,622)	-	(23,875)	(1,332,907)
Recoveries on loans/leases previously charged off	14,951	150,192	567	3,231	30,746	199,687
Balance, ending	$4,790,828	$12,190,497	$2,187,605	$1,165,341	$822,108	$21,156,379

	Three Months Ended June 30, 2012

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,585,467	$10,855,442	$1,366,528	$963,157	$1,236,050	$19,006,644
Provisions charged to expense	(683,718)	1,275,510	258,469	23,557	174,651	1,048,469
Loans/leases charged off	(79,334)	(1,427,987)	(27,543)	-	(199,935)	(1,734,799)
Recoveries on loans/leases previously charged off	358,377	7,026	13,545	-	25,273	404,221
Balance, ending	$4,180,792	$10,709,991	$1,610,999	$986,714	$1,236,039	$18,724,535

	Six Months Ended June 30, 2013

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,531,545	$11,069,502	$1,990,395	$1,070,328	$1,263,434	$19,925,204
Provisions charged to expense	260,491	1,786,371	718,760	204,673	(392,376)	2,577,919
Loans/leases charged off	(38,900)	(820,725)	(522,671)	(112,891)	(140,487)	(1,635,674)
Recoveries on loans/leases previously charged off	37,692	155,349	1,121	3,231	91,537	288,930
Balance, ending	$4,790,828	$12,190,497	$2,187,605	$1,165,341	$822,108	$21,156,379

	Six Months Ended June 30, 2012

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,878,006	$10,596,958	$1,339,496	$704,946	$1,269,856	$18,789,262
Provisions charged to expense	(774,618)	1,533,374	573,915	286,525	209,719	1,828,915
Loans/leases charged off	(455,742)	(1,427,987)	(343,264)	(4,757)	(327,801)	(2,559,551)
Recoveries on loans/leases previously charged off	533,146	7,646	40,852	-	84,265	665,909
Balance, ending	$4,180,792	$10,709,991	$1,610,999	$986,714	$1,236,039	$18,724,535

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of June 30, 2013 and December 31, 2012 is presented as follows:

	As of June 30, 2013
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$1,039,328	$4,303,557	$116,077	$90,235	$35,927	$5,585,124
Allowance for loans/leases collectively evaluated for impairment	3,751,500	7,886,940	2,071,528	1,075,106	786,181	15,571,255
	$4,790,828	$12,190,497	$2,187,605	$1,165,341	$822,108	$21,156,379

Loans/leases individually evaluated for impairment	$2,907,420	$18,873,036	$700,574	$1,572,520	$1,440,877	$25,494,427
Loans/leases collectively evaluated for impairment	467,508,936	705,132,838	114,054,183	141,520,822	73,127,878	1,501,344,657
	$470,416,356	$724,005,874	$114,754,757	$143,093,342	$74,568,755	$1,526,839,084

Allowance as a percentage of loans/leases individually evaluated for impairment	35.75%	22.80%	16.57%	5.74%	2.49%	21.91%
Allowance as a percentage of loans/leases collectively evaluated for impairment	0.80%	1.12%	1.82%	0.76%	1.08%	1.04%
	1.02%	1.68%	1.91%	0.81%	1.10%	1.38%

	As of December 31, 2012
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$280,170	$4,005,042	$125,000	$105,565	$71,992	$4,587,769
Allowance for loans/leases collectively evaluated for impairment	4,251,375	7,064,460	1,865,395	964,763	1,191,442	15,337,435
	$4,531,545	$11,069,502	$1,990,395	$1,070,328	$1,263,434	$19,925,204

Loans/leases individually evaluated for impairment	$1,006,952	$20,383,846	$998,802	$1,217,256	$687,355	$24,294,211
Loans/leases collectively evaluated for impairment	393,237,300	573,595,393	102,686,854	114,364,317	76,033,159	1,259,917,023
	$394,244,252	$593,979,239	$103,685,656	$115,581,573	$76,720,514	$1,284,211,234

Allowance as a percentage of loans/leases individually evaluated for impairment	27.82%	19.65%	12.51%	8.67%	10.47%	18.88%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.08%	1.23%	1.82%	0.84%	1.57%	1.22%
	1.15%	1.86%	1.92%	0.93%	1.65%	1.55%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the six months ended June 30, 2013 is presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$678,239	$1,149,252	$-	$690,717	$3,861	$3,861
Commercial Real Estate
Owner-Occupied Commercial Real Estate	3,554,904	4,934,815	-	1,318,703	-	-
Commercial Construction, Land Development, and Other Land	300,000	300,000	-	331,250	-	-
Other Non Owner-Occupied Commercial Real Estate	224,719	224,719	-	1,782,488	40,773	40,773
Direct Financing Leases	542,497	542,497	-	845,413	-	-
Residential Real Estate	1,271,905	1,538,919	-	934,120	-	-
Installment and Other Consumer	1,019,980	1,032,521	-	792,024	5,112	5,112
	$7,592,244	$9,722,723	$-	$6,694,715	$49,746	$49,746

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$2,229,181	$2,238,999	$1,039,328	$722,935	$15,307	$15,307
Commercial Real Estate
Owner-Occupied Commercial Real Estate	980,236	980,236	400,000	326,908	-	-
Commercial Construction, Land Development, and Other Land	3,652,434	3,652,434	1,428,466	3,626,128	5,419	5,419
Other Non Owner-Occupied Commercial Real Estate	10,160,743	10,413,703	2,475,091	10,088,904	4,501	4,501
Direct Financing Leases	158,077	158,077	116,077	124,691	-	-
Residential Real Estate	300,615	300,615	90,235	305,587	-	-
Installment and Other Consumer	420,897	420,897	35,927	289,628	-	-
	$17,902,183	$18,164,961	$5,585,124	$15,484,781	$25,199	$25,199

Total Impaired Loans/Leases:
Commercial and Industrial	$2,907,420	$3,388,251	$1,039,328	$1,413,652	$19,168	$19,168
Commercial Real Estate
Owner-Occupied Commercial Real Estate	4,535,140	5,915,051	400,000	1,645,611	-	-
Commercial Construction, Land Development, and Other Land	3,952,434	3,952,434	1,428,466	3,957,378	5,419	5,419
Other Non Owner-Occupied Commercial Real Estate	10,385,462	10,638,422	2,475,091	11,871,392	45,274	45,274
Direct Financing Leases	700,574	700,574	116,077	970,104	-	-
Residential Real Estate	1,572,520	1,839,534	90,235	1,239,707	-	-
Installment and Other Consumer	1,440,877	1,453,418	35,927	1,081,652	5,112	5,112
	$25,494,427	$27,887,684	$5,585,124	$22,179,496	$74,973	$74,973

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended June 30, 2013 and 2012, respectively, is presented as follows:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
Classes of Loans/Leases	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$613,506	$1,937	$1,937	$870,085	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	3,107,106	-	-	668,313	-	-
Commercial Construction, Land Development, and Other Land	325,000	-	-	4,773,032	1,683	1,683
Other Non Owner-Occupied Commercial Real Estate	353,972	657	657	6,997,797	-	-
Direct Financing Leases	822,718	-	-	585,845	-	-
Residential Real Estate	1,057,657	-	-	734,485	1,673	1,673
Installment and Other Consumer	915,478	2,686	2,686	974,591	101	101
	$7,195,437	$5,280	$5,280	$15,604,148	$3,457	$3,457

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$1,229,737	$15,307	$15,307	$314,872	$1,971	$1,971
Commercial Real Estate
Owner-Occupied Commercial Real Estate	653,815	-	-	66,660	-	-
Commercial Construction, Land Development, and Other Land	3,656,226	2,716	2,716	2,348,194	-	-
Other Non Owner-Occupied Commercial Real Estate	10,143,708	-	-	8,354,604	83,113	83,113
Direct Financing Leases	133,038	-	-	118,275	-	-
Residential Real Estate	302,334	-	-	462,406	-	-
Installment and Other Consumer	430,427	-	-	1,998	-	-
	$16,549,285	$18,023	$18,023	$11,667,009	$85,084	$85,084

Total Impaired Loans/Leases:
Commercial and Industrial	$1,843,243	$17,244	$17,244	$1,184,957	$1,971	$1,971
Commercial Real Estate
Owner-Occupied Commercial Real Estate	3,760,921	-	-	734,973	-	-
Commercial Construction, Land Development, and Other Land	3,981,226	2,716	2,716	7,121,226	1,683	1,683
Other Non Owner-Occupied Commercial Real Estate	10,497,680	657	657	15,352,401	83,113	83,113
Direct Financing Leases	955,756	-	-	704,120	-	-
Residential Real Estate	1,359,991	-	-	1,196,891	1,673	1,673
Installment and Other Consumer	1,345,905	2,686	2,686	976,589	101	101
	$23,744,722	$23,303	$23,303	$27,271,157	$88,541	$88,541

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$444,731,963	$254,134,556	$34,521,499	$374,410,742	$1,107,798,760
Special Mention (Rating 6)	10,507,646	3,349,849	6,843,887	8,026,958	28,728,340
Substandard (Rating 7)	15,176,747	9,442,687	6,648,291	26,627,405	57,895,130
Doubtful (Rating 8)	-	-	-	-	-
	$470,416,356	$266,927,092	$48,013,677	$409,065,105	$1,194,422,230

	As of June 30, 2013
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$114,054,183	$141,520,822	$73,124,630	$328,699,635
Nonperforming	700,574	1,572,520	1,444,125	3,717,219
	$114,754,757	$143,093,342	$74,568,755	$332,416,854

	As of December 31, 2012
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$371,856,380	$195,567,523	$38,125,793	$312,370,393	$917,920,089
Special Mention (Rating 6)	8,008,866	5,488,602	1,238,152	7,319,902	22,055,522
Substandard (Rating 7)	14,379,006	3,855,183	5,598,436	24,415,255	48,247,880
Doubtful (Rating 8)	-	-	-	-	-
	$394,244,252	$204,911,308	$44,962,381	$344,105,550	$988,223,491

	As of December 31, 2012
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$102,686,854	$114,364,316	$75,921,358	$292,972,528
Nonperforming	998,802	1,217,257	799,156	3,015,215
	$103,685,656	$115,581,573	$76,720,514	$295,987,743

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing troubled debt restructurings.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of June 30, 2013 and December 31, 2012, troubled debt restructurings totaled $9,918,012 and $12,958,374, respectively.

For each class of financing receivable, the following presents the number and recorded investment of troubled debt restructurings, by type of concession, that were restructured during the three and six months ended June 30, 2013 and 2012. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended June 30, 2013				For the three months ended June 30, 2012
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Significant payment delay
Residential Real Estate	1	$91,581	$91,581	$-	-	$-	$-	$-
Installment and Other Consumer	1	370,000	370,000	-	-	-	-	-
	2	$461,581	$461,581	$-	-	$-	$-	$-

CONCESSION - Interest rate adjusted below market
Commercial Construction, Land Development, and Other Land	1	$337,500	$337,500	$-	-	$-	$-	$-
Residential Real Estate	1	160,627	160,627	-	-	-	-	-
	2	$498,127	$498,127	$-	-	$-	$-	$-

TOTAL	4	$959,708	$959,708	$-	-	$-	$-	$-

	For the six months ended June 30, 2013				For the six months ended June 30, 2012
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of maturity
Commercial and Industrial	3	$809,494	$809,494	$188,700	-	$-	$-	$-
	3	$809,494	$809,494	$188,700	-	$-	$-	$-

CONCESSION - Significant payment delay
Owner-Occupied Commercial Real Estate	1	$47,958	$47,958	$-	-	$-	$-	$-
Residential Real Estate	1	91,581	91,581	-	-	-	-	-
Installment and Other Consumer	1	370,000	370,000	-	-	-	-	-
Commercial Construction, Land Development, and Other Land	-	-	-	-	2	200,000	200,000	144,000
	3	$509,539	$509,539	$-	2	$200,000	$200,000	$144,000

CONCESSION - Interest rate adjusted below market
Commercial Construction, Land Development, and Other Land	1	$337,500	$337,500	$-	1	$337,500	$337,500	$-
Residential Real Estate	1	160,627	160,627	-	1	167,739	167,739	-
Installment and Other Consumer	-	-	-	-	1	16,043	16,043	-
	2	$498,127	$498,127	$-	3	$521,282	$521,282	$-

TOTAL	8	$1,817,160	$1,817,160	$188,700	5	$721,282	$721,282	$144,000

Of the troubled debt restructurings reported above, three with post-modification recorded investments totaling $178,007 were on nonaccrual as of June 30, 2013, and two with post-modification recorded investments totaling $200,000 were on nonaccrual as of June 30, 2012.

For the three and six months ended June 30, 2013 and 2012, none of the Company’s troubled debt restructurings had redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 5 – JUNIOR SUBORDINATED DEBENTURES

As part of the acquisition of Community National, the Company assumed two junior subordinated debentures detailed as follows:

The first debenture assumed was issued in September 2004 in the amount of $3,093,000, and provides that interest is payable quarterly with the interest rate adjusted to equal three-month LIBOR plus 2.17% (2.45% at June 30, 2013). Principal is due September 20, 2034, but is callable at any time. The second debenture assumed was issued in March 2007 in the amount of $3,609,000, and provides that interest is payable quarterly with the interest rate adjusted to equal three-month LIBOR plus 1.75% (2.03% at June 30, 2013). Principal is due March 15, 2037, but is callable at any time.

Junior subordinated debentures are summarized as of June 30, 2013 and December 31, 2012 as follows:

	2013	2012

Note Payable to QCR Holdings Capital Trust II	$12,372,000	$12,372,000
Note Payable to QCR Holdings Capital Trust III	8,248,000	8,248,000
Note Payable to QCR Holdings Capital Trust IV	5,155,000	5,155,000
Note Payable to QCR Holdings Capital Trust V	10,310,000	10,310,000
Note Payable to Community National Trust II	3,093,000	-
Note Payable to Community National Trust III	3,609,000	-
Market Value Discount per ASC 805	(2,576,825)	-
	$40,210,175	$36,085,000

The fair value of Community National’s junior subordinated debentures totaled $4,125,175 at the acquisition date which resulted in a discount of $2,576,825. The discount will be accreted as interest expense on a level yield basis over the expected remaining term of the junior subordinated debentures.

A schedule of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities including the amounts outstanding as of June 30, 2013 and December 31, 2012, is as follows:

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 6/30/2013	Interest Rate as of 12/31/2012

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR	3.13%	3.21%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.13%	3.21%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.08%	2.14%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR	1.83%	1.89%
Community National Statutory Trust II	September 2004	3,093,000	2.17% over 3-month LIBOR	2.45%	N/A
Community National Statutory Trust III	March 2007	3,609,000	1.75% over 3-month LIBOR	2.03%	N/A
		$42,787,000	Weighted Average Rate	2.55%	2.68%

Securities issued by all of the trusts listed above mature 30 years from the date of issuance, but all are currently callable at par at any time.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 6 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income	$4,045,231	$3,273,379	$7,310,375	$6,676,228
Less: Net income attributable to noncontrolling interests	-	201,223	-	367,254
Net income attributable to QCR Holdings, Inc.	$4,045,231	$3,072,156	$7,310,375	$6,308,974

Less: Preferred stock dividends	810,838	935,786	1,621,675	1,874,411
Net income attributable to QCR Holdings, Inc. common stockholders	$3,234,393	$2,136,370	$5,688,700	$4,434,563

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$0.60	$0.44	$1.10	$0.92
Diluted	$0.59	$0.44	$1.08	$0.91

Weighted average common shares outstanding	5,393,062	4,835,773	5,160,327	4,818,090
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	104,213	66,080	105,482	49,538
Weighted average common and common equivalent shares outstanding	5,497,275	4,901,853	5,265,809	4,867,628

NOTE 7 – BUSINESS SEGMENT INFORMATION

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

The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments which are the four subsidiary banks wholly-owned by the Company: QCBT, CRBT, RB&T, and CNB (which was acquired on May 13, 2013). Each of these secondary segments offers similar products and services, but is managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.

The Company’s Wealth Management segment represents the trust and asset management and investment management and advisory services offered at the Company’s four subsidiary banks in aggregate. This segment generates income primarily from fees charged based on assets under administration for corporate and personal trusts, custodial services, and investments managed. No assets of the subsidiary banks have been allocated to the Wealth Management segment.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The Company’s All Other segment includes the operations of all other consolidated subsidiaries and/or defined operating segments that fall below the segment reporting thresholds. This segment includes the corporate operations of the parent company.

Selected financial information on the Company’s business segments is presented as follows for the three and six months ended June 30, 2013 and 2012.

	Commercial Banking
	Quad City Bank & Trust	Cedar Rapids Bank & Trust	Rockford Bank & Trust	Community National Bank	Wealth Management	All Other	Intercompany Eliminations	Consolidated Total
Three Months Ended June 30, 2013
Total revenue	$11,810,586	$6,468,480	$3,649,811	$1,672,243	$1,728,074	$6,439,309	$(4,680,346)	$27,088,157
Net interest income	$8,485,092	$3,951,787	$2,434,391	$1,225,612	$-	$(388,830)	$-	$15,708,052
Net income attributable to QCR Holdings, Inc.	$1,951,271	$1,624,472	$719,480	$239,902	$232,035	$4,045,231	$(4,767,160)	$4,045,231
Total assets	$1,226,928,751	$619,443,210	$333,996,843	$277,425,832	$-	$211,484,709	$(222,507,868)	$2,446,771,477
Provision for loan/lease losses	$1,020,123	$100,000	$400,000	$14	$-	$-	$-	$1,520,137
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$-	$-	$3,440,076	$-	$-	$-	$3,440,076

Three Months Ended June 30, 2012
Total revenue	$11,936,569	$6,536,887	$3,648,057	$-	$1,531,560	$4,379,005	$(4,430,041)	$23,602,037
Net interest income	$8,532,585	$3,896,184	$2,458,333	$-	$-	$(371,609)	$-	$14,515,493
Net income attributable to QCR Holdings, Inc.	$2,327,046	$1,413,869	$402,494	$-	$156,523	$3,110,821	$(4,338,597)	$3,072,156
Total assets	$1,157,927,167	$581,059,340	$301,189,716	$-	$-	$194,399,498	$(191,149,975)	$2,043,425,746
Provision for loan/lease losses	$392,469	$225,000	$431,000	$-	$-	$-	$-	$1,048,469
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$-	$3,222,688

Six Months Ended June 30, 2013
Total revenue	$23,866,247	$13,396,831	$6,833,870	$1,672,243	$3,377,085	$11,171,879	$(9,488,487)	$50,829,668
Net interest income	$16,876,630	$7,796,669	$4,739,468	$1,225,612	$-	$(739,010)	$-	$29,899,369
Net income attributable to QCR Holdings, Inc.	$4,448,296	$3,345,283	$815,722	$239,902	$445,042	$7,310,375	$(9,294,245)	$7,310,375
Total assets	$1,226,928,751	$619,443,210	$333,996,843	$277,425,832	$-	$211,484,709	$(222,507,868)	$2,446,771,477
Provision for loan/lease losses	$1,377,905	$400,000	$800,000	$14	$-	$-	$-	$2,577,919
Goodwill	$3,222,688	$-	$-		$-	$-	$-	$3,222,688
Core deposit intangible	$-	$-	$-	$3,440,076	$-	$-	$-	$3,440,076

Six Months Ended June 30, 2012
Total revenue	$24,201,602	$13,123,036	$6,768,852	$-	$2,936,754	$8,990,997	$(9,088,522)	$46,932,719
Net interest income	$16,921,627	$7,664,183	$4,891,039	$-	$-	$(757,903)	$-	$28,718,946
Net income attributable to QCR Holdings, Inc.	$5,016,730	$2,681,135	$795,969	$-	$316,406	$6,407,185	$(8,908,451)	$6,308,974
Total assets	$1,157,927,167	$581,059,340	$301,189,716	$-	$-	$194,399,498	$(191,149,975)	$2,043,425,746
Provision for loan/lease losses	$787,915	$575,000	$466,000	$-	$-	$-	$-	$1,828,915
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$-	$3,222,688

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 8 – FAIR VALUE

Accounting guidance on fair value measurement uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;
●

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets measured at fair value on a recurring basis comprise the following at June 30, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2013:
Securities available for sale:
U.S. govt. sponsored agency securities	$380,915,891	$-	$380,915,891	$-
Residential mortgage-backed and related securities	178,545,554	-	178,545,554	-
Municipal securities	36,828,850	-	36,828,850	-
Trust preferred securities	216,200	-	216,200	-
Other securities	1,758,905	264,869	1,494,036	-
	$598,265,400	$264,869	$598,000,531	$-

December 31, 2012:
Securities available for sale:
U.S. govt. sponsored agency securities	$338,609,371	$-	$338,609,371	$-
Residential mortgage-backed and related securities	163,601,103	-	163,601,103	-
Municipal securities	26,185,736	-	26,185,736	-
Trust preferred securities	139,400	-	139,400	-
Other securities	1,624,376	234,453	1,389,923	-
	$530,159,986	$234,453	$529,925,533	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three and six months ended June 30, 2013 and 2012.

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

Assets measured at fair value on a non-recurring basis comprise the following at June 30, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2013:
Impaired loans/leases	$16,005,797	$-	$-	$16,005,797
Other real estate owned	4,167,319	-	-	4,167,319
	$20,173,116	$-	$-	$20,173,116

December 31, 2012:
Impaired loans/leases	$18,054,234	$-	$-	$18,054,234
Other real estate owned	4,270,901	-	-	4,270,901
	$22,325,135	$-	$-	$22,325,135

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

There have been no changes in valuation techniques used for any assets measured at fair value during the three and six months ended June 30, 2013 and 2012.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of June 30, 2013		As of December 31, 2012
	Hierarchy	Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Cash and due from banks	Level 1	$44,316,890	$44,316,890	$61,568,446	$61,568,446
Federal funds sold	Level 2	16,666,000	16,666,000	26,560,000	26,560,000
Interest-bearing deposits at financial institutions	Level 2	34,573,775	34,573,775	22,359,490	22,359,490
Investment securities:
Held to maturity	Level 3	105,201,749	99,500,594	72,079,385	73,005,706
Available for sale	See Previous Table	598,265,400	598,265,400	530,159,986	530,159,986
Loans/leases receivable, net	Level 3	14,820,182	16,005,797	16,716,883	18,054,234
Loans/leases receivable, net	Level 2	1,494,749,541	1,496,225,203	1,250,745,552	1,262,090,766
Deposits:
Nonmaturity deposits	Level 2	1,204,708,666	1,204,708,666	1,039,572,326	1,039,572,326
Time deposits	Level 2	512,071,244	517,791,000	334,541,774	337,343,000
Short-term borrowings	Level 2	157,186,204	157,186,204	171,082,961	171,082,961
Federal Home Loan Bank advances	Level 2	209,949,500	221,501,000	202,350,000	220,815,000
Other borrowings	Level 2	142,644,062	154,228,000	138,239,762	154,101,000
Junior subordinated debentures	Level 2	40,210,175	27,856,246	36,085,000	18,786,000

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

QCR Holdings, Inc. is the parent company of QCBT, CRBT, RB&T, and as the result of the May 13, 2013 acquisition, CNB. See Note 2 to the Consolidated Financial Statements for additional information regarding the Company’s acquisition of CNB.

QCBT and CRBT are Iowa-chartered commercial banks, and RB&T is an Illinois-chartered commercial bank. CNB is a national-chartered commercial bank headquartered in Iowa. All are members of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation (“FDIC”).

●

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

●

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

●

RB&T commenced operations in January 2005 and provides full-service commercial and consumer banking, and trust and asset management services, to Rockford, Illinois and adjacent communities through its main office located on Guilford Road at Alpine Road in Rockford and its branch facility in downtown Rockford.

●

CNB commenced operations in 1997 and provides full-service commercial and consumer banking, and trust and asset management services, to Cedar Falls, Mason City, and Waterloo, Iowa and Austin, Minnesota. CNB has a total of eight branch facilities with four in the Waterloo/Cedar Falls area which is where CNB is headquartered, two in Mason City, and two in Austin. Recently, CNB signed separate definite agreements to sell certain assets and liabilities of the two Mason City branches and the two Austin branches. The proposed transactions, which are subject to regulatory approval and customary closing conditions, are expected to be completed in the fourth quarter of 2013. See Note 2 to the Consolidated Financial Statements for additional information regarding the Company’s sales of the Mason City and Austin branches.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

OVERVIEW

The Company recognized net income and net income attributable to QCR Holdings, Inc. of $4.0 million for the quarter ended June 30, 2013. After preferred stock dividends of $811 thousand, the Company reported net income attributable to common stockholders of $3.2 million, or diluted earnings per common share of $0.59. By comparison, for the second quarter of 2012, the Company recognized net income of $3.3 million and net income attributable to QCR holdings, Inc. of $3.1 million, which excludes the net income attributable to noncontrolling interests of $201 thousand. After preferred stock dividends of $936 thousand, the Company reported net income attributable to common stockholders of $2.1 million, or diluted earnings per common share of $0.44. For the first half of 2013, the Company recognized net income and net income attributable to QCR Holdings, Inc. of $7.3 million, or diluted earnings per share of $1.08 after preferred stock dividends of $1.6 million. This is an increase of $1.0 million, or 16%, over the same period of 2012.

Following is a table that represents the various net income measurements for the Company.

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net income	$4,045,231	$3,273,379	$7,310,375	$6,676,228
Less: Net income attributable to noncontrolling interests	-	201,223	-	367,254
Net income attributable to QCR Holdings, Inc.	$4,045,231	$3,072,156	$7,310,375	$6,308,974

Less: Preferred stock dividends	810,838	935,786	1,621,675	1,874,411
Net income attributable to QCR Holdings, Inc. common stockholders	$3,234,393	$2,136,370	$5,688,700	$4,434,563

Diluted earnings per common share	$0.59	$0.44	$1.08	$0.91

Weighted average common and common equivalent shares outstanding	5,497,275	4,901,853	5,265,809	4,867,628

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended			For the six months ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net interest income	$15,708,052	$14,191,317	$14,515,493	$29,899,369	$28,718,946
Provision for loan/lease losses	(1,520,137)	(1,057,782)	(1,048,469)	(2,577,919)	(1,828,915)
Noninterest income	6,948,756	5,204,029	4,067,509	12,152,785	8,024,387
Noninterest expense	(15,234,349)	(13,958,500)	(13,109,083)	(29,192,849)	(25,847,163)
Federal and state income tax	(1,857,091)	(1,113,920)	(1,152,071)	(2,971,011)	(2,391,027)
Net income	$4,045,231	$3,265,144	$3,273,379	$7,310,375	$6,676,228

With the acquisition of Community National and CNB on May 13, 2013, the Company’s quarterly results include a partial quarter of CNB’s earnings. Specifically, CNB recognized net income of $240 thousand.

In comparing quarter-over-quarter, following are some noteworthy fluctuations:

●	Net interest income grew $1.5 million, or 11%, propelled by the addition of CNB for the partial quarter as well as organic growth in earning assets.
●	Provision for loan/lease losses (“provision”) increased $462 thousand as specific reserves were established for certain commercial credits at the Company’s largest bank.
●	Noninterest income increased $1.7 million, or 34%, which consisted primarily of a bargain purchase gain ($1.8 million) that was recorded on the Community National acquisition.
●	The Company incurred $1.3 million more in noninterest expenses as a result of the acquisition of CNB’s existing cost structure, as well as additional acquisition related expenses.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NET INTEREST INCOME

Net interest income, on a tax equivalent basis, increased $1.4 million, or 9%, to $16.4 million for the quarter ended June 30, 2013, from $15.0 million for the same period of 2012. The increase in net interest income was driven by the addition of CNB for a partial quarter ($1.2 million at a net interest margin of approximately 3.72%). Exclusive of CNB, the Company was successful in growing net interest income. This was the result of organic loan/lease growth and continued reductions in the cost of deposits as well as growth in noninterest bearing deposits more than offsetting the impact of declining yields on loans.

A comparison of yields, spread and margin from the second quarter of 2013 to the second quarter of 2012 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets decreased 48 basis points.
●	The average cost of interest-bearing liabilities decreased 32 basis points.
●	The net interest spread declined 16 basis points from 2.88% to 2.72%.
●	The net interest margin declined 22 basis points from 3.21% to 2.99%.

Net interest income, on a tax equivalent basis, increased $1.6 million, or 5%, to $31.1 million for the first half of 2013, from $29.5 million for the same period of 2012. The increase in net interest income was driven primarily by the addition of CNB for a partial quarter ($1.2 million at a net interest margin of approximately 3.72%). As with the quarterly comparison, the Company expanded net interest income excluding CNB through organic earning asset growth and declining cost of funds more than offsetting the continued declining yields on loans.

A comparison of yields, spread and margin from the first half of 2013 to the same period of 2012 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets decreased 41 basis points.
●	The average cost of interest-bearing liabilities decreased 28 basis points.
●	The net interest spread declined 13 basis points from 2.84% to 2.71%.
●	The net interest margin declined 16 basis points from 3.16% to 3.00%.

The Company’s management closely monitors and manages net interest margin. From a profitability standpoint, an important challenge for the Company’s subsidiary banks and leasing company is the improvement of their net interest margins. Management continually addresses this issue with pricing and other balance sheet management strategies. As an example, during the first quarter of 2013, QCBT modified $50.0 million of fixed rate wholesale structured repurchase agreements (“structured repos”) with a weighted average interest rate of 3.21% and a weighted average maturity of February 2016 into new fixed rate structured repos with a weighted average interest rate of 2.65% and a weighted average maturity of May 2020. This modification serves to reduce interest expense and improve net interest margin, and minimizes the exposure to rising rates through duration extension of fixed rate liabilities.

Over the past several years, the Company’s management has emphasized improving its funding mix by reducing its reliance on long-term wholesale funding, which tends to be at a higher cost than deposits. In addition, with deposit growth continuing to outpace loan growth, the Company’s management has focused on growing and diversifying its securities portfolio.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended June 30,
	2013			2012
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$8,410	$3	0.14%	$-	$-	0.00%
Interest-bearing deposits at financial institutions	35,158	62	0.71%	36,478	92	1.01%
Investment securities (1)	714,808	4,040	2.27%	615,089	3,569	2.33%
Restricted investment securities	16,531	131	3.18%	15,282	165	4.34%
Gross loans/leases receivable (1) (2) (3)	1,418,389	16,530	4.67%	1,211,595	16,165	5.37%

Total interest earning assets	$2,193,296	20,766	3.80%	$1,878,444	19,991	4.28%

Noninterest-earning assets:
Cash and due from banks	$41,791			$39,896
Premises and equipment	35,698			31,529
Less allowance for estimated losses on loans/leases…	(22,192)			(19,183)
Other	74,743			74,938

Total assets	$2,323,336			$2,005,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$632,932	398	0.25%	$532,718	722	0.55%
Time deposits	416,085	779	0.75%	354,285	908	1.03%
Short-term borrowings	195,202	103	0.21%	179,979	77	0.17%
Federal Home Loan Bank advances	216,725	1,727	3.20%	205,162	1,829	3.59%
Junior subordinated debentures	41,398	261	2.53%	36,085	259	2.89%
Other borrowings	140,091	1,163	3.33%	136,648	1,224	3.60%

Total interest-bearing liabilities	$1,642,433	4,431	1.08%	$1,444,877	5,019	1.40%

Noninterest-bearing demand deposits	$502,078			$391,475
Other noninterest-bearing liabilities	32,154			25,331
Total liabilities	$2,176,665			$1,861,683

Stockholders' equity	146,671			143,941

Total liabilities and stockholders' equity	$2,323,336			$2,005,624

Net interest income		$16,335			$14,972

Net interest spread			2.72%			2.88%

Net interest margin			2.99%			3.21%

Ratio of average interest-earning assets to average interest-bearing liabilities	133.54%			130.01%

(1) Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 34% tax rate.

(2) Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(3) Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the three months ended June 30, 2013

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2013 vs. 2012
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$3	$-	$3
Interest-bearing deposits at financial institutions	(30)	(27)	(3)
Investment securities (2)	471	(628)	1,099
Restricted investment securities	(34)	(109)	75
Gross loans/leases receivable (3) (4) (5)	365	(9,392)	9,757

Total change in interest income	$775	$(10,156)	$10,931

INTEREST EXPENSE
Interest-bearing deposits	$(324)	$(1,049)	$725
Time deposits	(129)	(854)	725
Short-term borrowings	26	19	7
Federal Home Loan Bank advances	(102)	(613)	511
Junior subordinated debentures	2	(139)	141
Other borrowings	(61)	(232)	171

Total change in interest expense	$(588)	$(2,868)	$2,280

Total change in net interest income	$1,363	$(7,288)	$8,651

(1)

The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 34% tax rate.

(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	For the six months ended June 30,
	2013			2012
		Interest	Average		Interest	Average
	Average	Earned	Yield or	Average	Earned	Yield or
	Balance	or Paid	Cost	Balance	or Paid	Cost

	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$5,379	$4	0.15%	$-	$-	0.00%
Interest-bearing deposits at financial institutions	36,496	122	0.67%	60,423	213	0.71%
Investment securities (1)	681,723	7,697	2.28%	595,810	6,959	2.35%
Restricted investment securities	15,973	256	3.23%	15,281	246	3.24%
Gross loans/leases receivable (1) (2) (3)	1,348,715	31,782	4.75%	1,204,820	32,297	5.39%

Total interest earning assets	2,088,286	39,861	3.85%	$1,876,334	39,715	4.26%

Noninterest-earning assets:
Cash and due from banks	$40,849			$40,459
Premises and equipment	33,450			31,600
Less allowance for estimated losses on loans/leases…	(21,208)			(19,047)
Other	75,297			75,837

Total assets	$2,216,674			$2,005,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$597,918	807	0.27%	$536,976	1,465	0.55%
Time deposits	374,890	1,487	0.80%	350,043	1,880	1.08%
Short-term borrowings	185,454	167	0.18%	179,480	142	0.16%
Federal Home Loan Bank advances	209,672	3,460	3.33%	205,650	3,693	3.61%
Junior subordinated debentures	38,742	502	2.61%	36,085	527	2.94%
Other borrowings (4)	139,151	2,354	3.41%	136,273	2,482	3.66%

Total interest-bearing liabilities	1,545,826	8,777	1.14%	$1,444,507	10,189	1.42%

Noninterest-bearing demand deposits	494,671			$390,748
Other noninterest-bearing liabilities	32,250			26,046
Total liabilities	2,072,747			$1,861,301

Stockholders' equity	143,927			143,882

Total liabilities and stockholders' equity	2,216,674			$2,005,183

Net interest income		$31,084			$29,526

Net interest spread			2.71%			2.84%

Net interest margin			3.00%			3.16%

Ratio of average interest-earning assets to average interest-bearing liabilities	135.09%			129.89%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 34% tax rate.
(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Analysis of Changes of Interest Income/Interest Expense

For the six months ended June 30, 2013

	Inc./(Dec.)	Components
	from	of Change (1)
	Prior Period	Rate	Volume
	2013 vs. 2012
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$4	$-	$4
Interest-bearing deposits at financial institutions	(91)	(10)	(81)
Investment securities (2)	738	(578)	1,316
Restricted investment securities	10	(1)	11
Gross loans/leases receivable (3) (4) (5)	(515)	(7,983)	7,468

Total change in interest income	$146	$(8,572)	$8,718

INTEREST EXPENSE
Interest-bearing deposits	$(658)	$(1,083)	$425
Time deposits	(393)	(730)	337
Short-term borrowings	25	20	5
Federal Home Loan Bank advances	(233)	(419)	186
Junior subordinated debentures	(25)	(109)	84
Other borrowings (5)	(128)	(259)	131

Total change in interest expense	$(1,412)	$(2,580)	$1,168

Total change in net interest income	$1,558	$(5,992)	$7,550

(1)

The column "Inc./(Dec.) from Prior Period" is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

(2)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 34% tax rate.
(3)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.
(4)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for estimated losses on loans/leases (“allowance”). The Company’s allowance methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision in the statement of income to change the allowance if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance. Although management believes the level of the allowance as of June 30, 2013 is adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income grew $604 thousand, or 3%, comparing the second quarter of 2013 to the same period of 2012. For the first half of 2013, interest income declined $231 thousand, or 1%, compared to the same period of 2012. Excluding CNB’s interest income for the partial quarter which totaled $1.3 million, the trend in declining interest income continued as the effect of declines in loan and securities yields, caused primarily by the continuing low interest rate environment, more than offset the growth in loans and securities. The Company continues to focus on diversifying its securities portfolio, including increasing its portfolio of agency-sponsored mortgage-backed securities as well as municipal securities. Of the latter, all are located in the Midwest with strong underwriting conducted before investment.

The Company intends to continue to grow quality loans and leases as well as to diversify the securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the second quarter of 2013 declined $588 thousand, or 12%, from the second quarter of 2012. For the first half of 2013, the Company’s interest expense fell $1.4 million, or 14%, compared to the first half of 2012. CNB’s interest expense for the partial second quarter of 2013 totaled $115 thousand which is exclusively cost of deposits as CNB has no borrowings. The Company has been successful in maintaining pricing discipline on deposits and decreasing the cost of borrowings, which has contributed to the decline in interest expense. Management has placed a strong focus on reducing the reliance on long-term wholesale funding as it tends to be higher cost than deposits. In recent years, the majority of maturing wholesale funds have not been replaced, or, to a lesser extent, have been replaced at significantly reduced cost. Additionally, over the recent years, the Company has been successful in modifying a portion of its wholesale funding portfolio which serves to reduce interest expense through extending maturities while minimizing the exposure to rising rates.

Management continues to consider strategies to accelerate the reduction of the reliance on wholesale funding and continue the shift in mix to a funding base consisting of a higher percentage of core deposits, including noninterest-bearing deposits.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

PROVISION FOR LOAN/LEASE LOSSES

The provision is established based on a number of factors, including the Company’s historical loss experience, delinquencies and charge-off trends, the local and national economy and risk associated with the loans/leases in the portfolio as described in more detail in the “Critical Accounting Policies” section.

Provision totaled $1.5 million for the second quarter of 2013, which is up $462 thousand from the prior quarter, and an increase of $472 thousand from the second quarter of 2012. For the first half of 2013, the Company’s provision totaled $2.6 million which is an increase of $749 thousand, or 41%, from the same period of 2012. The increased provision in the second quarter of 2013 was the result of specific reserves established on certain, isolated commercial credits at the Company’s largest subsidiary bank. With the provision of $1.5 million more than offsetting the net charge-offs totaling $1.1 million (only 8 basis points of average loans/leases during the current quarter), the Company’s allowance grew to $21.2 million at June 30, 2013. In accordance with generally accepted accounting principles for acquisition accounting, CNB’s loans are recorded at fair value; therefore, there is no allowance associated with CNB’s loans at June 30, 2013. As a result, the Company’s allowance to total loans/leases fell to 1.38% from 1.61% at March 31, 2013, and from 1.54% at June 30, 2012. Had CNB’s loans remained at their historical carrying value with the related allowance as of the acquisition, the allowance to total loans/leases would be approximately 1.60%. Further, the Company’s allowance to total nonperforming loans/leases was 71% at June 30, 2013 which is down from 105% at March 31, 2013 and up from 69% at June 30, 2012. Similarly, adjusting for CNB’s loans at their historical carrying value with the related allowance as of the acquisition, the resulting ratio of allowance to nonperforming loans/leases would increase to approximately 82%.

A more detailed discussion of the Company’s allowance can be found in the “Financial Condition” section of this report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended
	June 30, 2013	June 30, 2012	$ Change	% Change

Trust department fees	$1,197,181	$852,234	$344,947	40.5%
Investment advisory and management fees	695,094	679,326	15,768	2.3
Deposit service fees	1,054,223	875,073	179,150	20.5
Gains on sales of residential real estate loans	246,621	271,333	(24,712)	(9.1)
Gains on sales of government guaranteed portions of loans	765,738	610,988	154,750	25.3
Earnings on bank-owned life insurance	423,883	358,660	65,223	18.2
Credit card fees, net of processing costs	85,017	142,173	(57,156)	(40.2)
Subtotal	$4,467,757	$3,789,787	$677,970	17.9
Losses on other real estate owned, net	(83,339)	(389,465)	306,126	(78.6)
Securities gains	16,460	104,600	(88,140)	(84.3)
Bargain purchase gain on Community National acquisition	1,841,385	-	1,841,385	100.0
Other	706,493	562,587	143,906	25.6
Total noninterest income	$6,948,756	$4,067,509	$2,881,247	70.8%

	Six Months Ended
	June 30, 2013	June 30, 2012	$ Change	% Change

Trust department fees	$2,236,851	$1,735,966	$500,885	28.9%
Investment advisory and management fees	1,304,435	1,200,788	103,647	8.6
Deposit service fees	1,962,046	1,779,479	182,567	10.3
Gains on sales of residential real estate loans	537,772	562,766	(24,993)	(4.4)
Gains on sales of government guaranteed portions of loans	1,610,962	718,645	892,316	124.2
Earnings on bank-owned life insurance	862,570	797,062	65,508	8.2
Credit card fees, net of processing costs	134,971	269,188	(134,217)	(49.9)
Subtotal	$8,649,607	$7,063,894	$1,585,713	22.4
Losses on other real estate owned, net	(529,969)	(578,669)	48,700	(8.4)
Securities gains	16,460	104,600	(88,140)	(84.3)
Bargain purchase gain on Community National acquisition	1,841,385	-	1,841,385	100.0
Other	2,175,302	1,434,562	740,740	51.6
Total noninterest income	$12,152,785	$8,024,387	$4,128,398	51.4%

Trust department fees continue to be a significant contributor to noninterest income. Trust department fees grew 40% from the second quarter of 2012 to the second quarter of 2013. For the first half of 2013, trust department fees are up 29% compared to the same period of 2012. CNB recognized $164 thousand of trust department fees for the partial second quarter. The majority of the trust department fees are determined based on the value of the investments within the managed trusts. As markets have strengthened with the national economy’s continued recovery from recession, the Company’s fee income has experienced similar growth. Additionally, the Company has been successful in expanding its customer base, which has helped to drive the recent increases in fee income.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

In recent years, the Company has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as the leverage of and collaboration among existing resources (including the aforementioned trust department). Fee income for investment advisory and management services grew 2% comparing the second quarter of 2013 to the same period of 2012, and grew 9% in the first half of 2013 over the first half of 2012. CNB does not currently provide investment advisory and management services; however, the Company expects to leverage its existing infrastructure to efficiently offer these services in the communities served by CNB. Similar to trust department fees, these fees are largely determined based on the value of the investments managed. Continued expansion of the customer base has helped drive the recent increases in fee income.

As management focuses on growing fee income, expanding market share in trust and investment advisory services across all of the Company’s markets will continue to be a primary strategic focus.

Deposit service fees have generally expanded over the past several years. This expansion continued into the second quarter of 2013 with increases of 20% quarter-over-quarter and 10% year-over-year. CNB’s deposit service fees for the partial second quarter were $125 thousand. Excluding CNB, the Company organically grew deposit service fees in the second quarter. The Company continues its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits. With this shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans fell 9% comparing second quarter of 2013 to second quarter of 2012, and were down 4% year-over-year. With the sustained historically low interest rate environment, refinancing activity has slowed as most of the Company’s existing and prospective customers have already executed a refinancing.

As one of its core strategies, the Company continues to leverage its small business lending expertise by taking advantage of programs offered by the Small Business Administration (“SBA”) and the United States Department of Agriculture (“USDA”). The Company’s portfolio of government guaranteed loans has grown as a direct result of the Company’s strong expertise in SBA and USDA lending. In some cases, it is more beneficial for the Company to sell the government guaranteed portions of the loans on the secondary market for a premium rather than retain the loans in the Company’s portfolio. Sales activity for government guaranteed portions of loans tends to fluctuate depending on the demand for small business loans that fit the criteria for the government guarantee. Further, some of the transactions can be large and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can be large. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing. Despite the fluctuation, the Company will continue to focus on growing small business lending and selling the government guaranteed portion as it continues to be beneficial.

During the first quarter of 2013, the Company wrote down one existing individual other real estate owned (“OREO”) property by $463 thousand as a result of a further decline in appraised value. Management continues to proactively manage its OREO portfolio in an effort to sell the properties timely at minimal loss.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

In accordance with acquisition accounting rules, the Company recognized a bargain purchase gain of $1.8 million in recording the acquisition of Community National. The Company adjusted the acquired assets and assumed liabilities to fair value as determined by an independent valuation specialist. The gain resulted primarily from the recording of a core deposit intangible based on the value of the acquired deposit portfolio, and the recognition of a discount on the trust preferred securities that were previously issued by Community National and were assumed by the Company in the transaction. Net of other more modest valuation adjustments, and the resulting deferred income tax liabilities, the $1.8 million bargain purchase gain was included noninterest income. See Note 2 to the Consolidated Financial Statements for additional information regarding the Company’s acquisition of Community National.

The following table sets forth the various categories of other noninterest income for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended
	June 30, 2013	June 30, 2012	$ Change	% Change

Debit card fees	$257,200	$251,800	$5,400	2.1%
Fees on interest rate swaps on commercial loans	-	-	-	-
Miscellaneous	449,293	310,787	138,506	44.6
Other noninterest income	$706,493	$562,587	$143,906	25.6%

	Six Months Ended
	June 30, 2013	June 30, 2012	$ Change	% Change

Gain on sale of credit card portfolio	$495,405	$-	$495,405	100.0%
Gain on sale of credit card issuing operations	355,268	-	355,268	100.0
Debit card fees	487,100	489,600	(2,500)	(0.5)
Fees on interest rate swaps on commercial loans	6,720	206,640	(199,920)	(96.7)
Miscellaneous	830,809	738,322	92,487	12.5
Other noninterest income	$2,175,302	$1,434,562	$740,740	51.6%

During the first quarter of 2013, QCBT sold its credit card loan portfolio for a pre-tax gain on sale of $495 thousand. In addition, QCBT sold its credit card issuing operations to the same purchaser for a pre-tax gain on sale of $355 thousand. The latter was the primary reason for the decline in the credit card fees, net of processing costs, during the first half of 2013.

In recent years as a result of the sustained historically low interest rate environment, CRBT has introduced the execution of interest rate swaps on select commercial loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while CRBT receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management believes that these swaps help position CRBT more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all four of its subsidiary banks as the circumstances are appropriate for the borrower and the Company.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended
	June 30, 2013	June 30, 2012	$ Change	% Change

Salaries and employee benefits	$9,186,233	$8,255,639	$930,594	11.3%
Occupancy and equipment expense	1,586,841	1,364,912	221,929	16.3
Professional and data processing fees	1,438,753	1,126,877	311,876	27.7
FDIC and other insurance	627,390	576,215	51,175	8.9
Loan/lease expense	251,868	263,166	(11,298)	(4.3)
Advertising and marketing	412,041	344,100	67,941	19.7
Postage and telephone	257,611	236,942	20,669	8.7
Stationery and supplies	150,718	135,211	15,507	11.5
Bank service charges	284,345	198,492	85,853	43.3
Subtotal	$14,195,800	$12,501,554	$1,694,246	13.6
Acquisition costs	432,326	-	432,326	100.0
Other-than-temporary impairment losses on securities	-	62,400	(62,400)	(100.0)
Other	606,223	545,129	61,094	11.2
Total noninterest expense	$15,234,349	$13,109,083	$2,125,266	16.2%

	Six Months Ended
	June 30, 2013	June 30, 2012	$ Change	% Change

Salaries and employee benefits	$17,928,916	$16,380,319	$1,548,597	9.5%
Occupancy and equipment expense	3,015,711	2,717,175	298,536	11.0
Professional and data processing fees	2,578,814	2,277,067	301,747	13.3
FDIC and other insurance	1,183,301	1,157,071	26,230	2.3
Loan/lease expense	496,959	481,900	15,059	3.1
Advertising and marketing	676,609	620,116	56,493	9.1
Postage and telephone	476,302	525,182	(48,880)	(9.3)
Stationery and supplies	261,388	278,177	(16,789)	(6.0)
Bank service charges	559,840	398,221	161,619	40.6
Subtotal	$27,177,840	$24,835,228	$2,342,612	9.4
Acquisition costs	788,904	-	788,904	100.0
Other-than-temporary impairment losses on securities	-	62,400	(62,400)	(100.0)
Other	1,226,105	949,535	276,570	29.1
Total noninterest expense	$29,192,849	$25,847,163	$3,345,686	12.9%

Management places a strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency. The addition of CNB’s cost structure for the partial second quarter impacts the Company’s noninterest expenses. Management fully intends to continue to execute the integration plan for CNB over the next few quarters and increase efficiency and realize cost savings.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the second quarter of 2012 to the second quarter of 2013 by 11%, and increased from the first half of 2012 to the first half of 2013 by 10%. This increase is largely the result of:

●	Addition of CNB’s cost structure for a partial quarter. Specifically, CNB incurred salaries and benefits cost of $691 thousand for the partial second quarter.
●	Customary annual salary and benefits increases for the majority of the Company’s employee base in 2013.
●	Continued increases in health insurance-related employee benefits for the majority of the Company’s employee base.
●

Targeted talent additions in early 2012. Specifically, the Company added four business development officers (three in the Wealth Management Division and one in the Correspondent Banking Division) in an effort to continue to grow market share.

Occupancy and equipment expense increased from the prior year with the purchases of additional technology for enhanced customer service and for improved fraud detection and prevention systems. In addition, the largest branch of RB&T was renovated to allow for existing and future expansion. Lastly, CNB’s occupancy and equipment expense totaled $131 thousand for the partial second quarter.

Professional and data processing fees increased from prior year primarily due to the addition of CNB’s cost structure. CNB incurred $163 thousand of professional and data processing fees for the partial second quarter. The remaining increase was the result of one-time expenses.

FDIC and other insurance expense has generally fallen over the past several years since the FDIC modified its assessment calculation to more closely align with bank performance and risk. CNB incurred $39 thousand of FDIC and other insurance expense for the partial second quarter. Excluding CNB, the expense was relatively flat from quarter-to-quarter and year-over-year.

Bank service charges, which include costs incurred to provide services to QCBT’s correspondent banking customer portfolio, have increased over the past several quarters. The increase is due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio over the recent years.

With the acquisition of Community National on May 13, 2013, the Company incurred acquisition costs totaling $432 thousand for the second quarter of 2013, and $789 thousand for the first half of 2013. In accordance with generally accepted accounting principles, the Company expensed these costs as incurred. With the conversion of CNB’s systems set to occur over the second half of 2013, management expects to incur further acquisition related costs.

In conjunction with the sales of QCBT’s credit card loan portfolio and issuing operations in the first quarter of 2013, the Company incurred pre-tax expenses related to those transactions totaling $257 thousand ($143 thousand in other noninterest expenses and $114 thousand of professional fees).

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INCOME TAXES

The provision for income taxes totaled $1.9 million, or an effective tax rate of 31%, for the second quarter of 2013 compared to $1.2 million, or an effective tax rate of 26%, for the same quarter in 2012. For the first half of 2013, provision for income taxes totaled $3.0 million, or an effective tax rate of 29%, compared to $2.4 million, or an effective tax rate of 26%, for the first half of 2012. The increases in effective tax rate are the result of the following:

●	The acquisition costs incurred are capitalized for tax purposes; therefore, the Company’s taxable income is not reduced for these costs; and
●	CNB’s effective tax rate for the partial second quarter was 38%. CNB has a smaller proportion of tax exempt income from securities and loans as compared to the Company’s legacy banks.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	June 30, 2013		December 31, 2012		June 30, 2012

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$95,557	4%	$110,488	5%	$83,717	4%
Securities	703,467	29%	602,239	29%	638,838	31%
Net loans/leases	1,509,570	62%	1,267,462	61%	1,194,579	58%
Other assets	138,177	5%	113,541	5%	126,292	7%
Total assets	$2,446,771	100%	$2,093,730	100%	$2,043,426	100%

Total deposits	$1,716,780	70%	$1,374,114	66%	$1,315,470	64%
Total borrowings	549,990	22%	547,758	26%	563,470	28%
Other liabilities	34,555	1%	31,424	1%	25,164	1%
Total stockholders' equity	145,446	6%	140,434	7%	139,322	7%
Total liabilities and stockholders' equity	$2,446,771	100%	$2,093,730	100%	$2,043,426	100%

During the second quarter of 2013, the Company’s total assets grew $302.8 million, or 14%, to a total of $2.45 billion. Excluding the impact of the CNB acquisition, the Company grew total assets organically by $25.4 million, or 1%. Loans/leases grew $238.5 million, or 19%, with $190.7 million attributed to CNB and $47.8 million, or 4%, of organic growth. Most of the organic loan/lease growth was funded with deposits (organic growth of $50.7 million, or 4%) and proceeds from calls, maturities, or sales of securities (decline of the existing portfolio by $33.5 million, or 5%).

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The composition of the Company’s securities portfolio is managed to meet liquidity needs while prioritizing the impact on asset-liability position and maximizing return. With the strong growth in deposits more than offsetting the pace of loan growth over the past several years, the Company has grown and diversified its securities portfolio, including increasing the portfolio of agency-sponsored mortgage-backed securities as well as more than tripling the portfolio of municipal securities. Of the latter, the large majority are located in the Midwest with some in or near the Company’s existing markets and require a thorough underwriting process before investment. As the portfolio has grown over recent years, management has elevated its focus on maximizing return while minimizing credit and interest rate risk. Additionally, management will continue to diversify the portfolio with further growth strictly dictated by the pace of growth in deposits and loans. Ideally, management expects to fund future loan growth partially with cash flow from the securities portfolio (calls and maturities of government sponsored agencies and/or paydowns on residential mortgage-backed securities).

Following is a breakdown of the Company’s securities portfolio by type, the percentage of unrealized gains (losses) to amortized cost on the total portfolio, and the portfolio duration:

	As of
	June 30, 2013		December 31, 2012		June 30, 2012
	Amount	%	Amount	%	Amount	%
			(dollars in thousands)
U.S. govt. sponsored agency securities	$380,916	54%	$338,609	57%	$389,600	61%
Residential mortgage-backed and related securities	178,546	25%	163,601	27%	165,827	26%
Municipal securities	141,381	21%	97,615	16%	81,072	13%
Other securities	2,624	0%	2,414	0%	2,339	0%
	$703,467	100%	$602,239	100%	$638,838	100%

As a % of Total Assets	28.75%		28.76%		31.26%
Net Unrealized Gains/(Losses) as a % of Amortized Cost	-2.88%		1.44%		1.15%
Duration (in years)	4.1		2.8		2.7

With the increase in long-term interest rates during the second quarter of 2013, the Company’s securities portfolio shifted from a net unrealized gain position to a net unrealized loss position. Management expected this shift to occur with the increase in long-term interest rates. Management performs an evaluation of the portfolio quarterly to understand the current market value as well as projections of market value in a variety of rising and falling interest rate scenarios. In addition, management has evaluated those securities with an unrealized loss position to determine whether the loss is derived from credit deterioration or the movement in interest rates. The evaluation determined that there were no securities with other-than-temporary impairment. See the “Critical Accounting Policies” section for further discussion on this evaluation.

The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s investment securities.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Total loans/leases grew $238.5 million, or 19%, during the second quarter of 2013, with $190.7 million attributed to CNB with the remainder consisting of organic growth ($47.8 million, or 4%). Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more commercial and industrial loans, owner-occupied commercial real estate loans, and leases and fewer non owner-occupied commercial real estate and construction loans. The addition of CNB’s portfolio helped maintain this shift in mix as CNB’s portfolio mix is similar to the three legacy banks. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	June 30, 2013		December 31, 2012		June 30, 2012
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Commercial and industrial loans	$470,416	31%	$394,244	31%	$350,780	29%
Commercial real estate loans	724,006	47%	593,979	46%	576,287	48%
Direct financing leases	114,755	8%	103,686	8%	98,568	8%
Residential real estate loans	143,093	9%	115,582	9%	107,450	9%
Installment and other consumer loans	74,569	5%	76,720	6%	77,417	6%

Total loans/leases	$1,526,839	100%	$1,284,211	100%	$1,210,502	100%

Plus deferred loan/lease origination costs, net of fees	3,887		3,176		2,802
Less allowance for estimated losses on loans/leases	(21,156)		(19,925)		(18,725)

Net loans/leases	$1,509,570		$1,267,462		$1,194,579

Regarding the Company’s levels of qualified small business lending as defined by the U.S. Department of the Treasury (“Treasury”) as part of the Company’s participation in the Small Business Lending Fund (“SBLF”), see the discussion later in this section of the Management’s Discussion and Analysis.

Following is the mix of CNB’s loan portfolio as of June 30, 2013 (dollars in thousands):

	June 30, 2013
	Amount	%
Commercial and industrial loans	$58,624	31%
Commercial real estate loans	102,820	54%
Direct financing leases	-	0%
Residential real estate loans	20,977	11%
Installment and other consumer loans	8,306	4%

Total loans/leases	$190,727	100%

As commercial real estate loans are the largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s commercial real estate loan portfolio. Management tracks the level of owner-occupied commercial real estate loans versus non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of June 30, 2013 and December 31, 2012, approximately 37% and 34%, respectively, of the commercial real estate loan portfolio was owner-occupied. CNB’s portfolio of owner-occupied commercial real estate loans was 44% of total commercial real estate loans as of June 30, 2013. Additionally, CNB only had $3.4 million of commercial construction, land development, and other land loans.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Following is a listing of significant industries within the Company’s commercial real estate loan portfolio as of June 30, 2013 and December 31, 2012:

	As of June 30,		As of December 31,
	2013		2012
	Amount	%	Amount	%

	(dollars in thousands)

Lessors of Nonresidential Buildings	$228,182	32%	$178,060	30%
Lessors of Residential Buildings	78,405	11%	61,460	10%
Land Subdivision	29,900	4%	28,854	5%
New Car Dealers	23,603	3%	27,079	5%
Hotels	24,171	3%	26,710	4%
Other *	339,745	47%	271,816	46%

Total Commercial Real Estate Loans	$724,006	100%	$593,979	100%

* “Other” consists of all other industries. None of these had concentrations greater than $17.5 million, or 2.5% of total commercial real estate loans.

The Company’s residential real estate loan portfolio consists of the following:

●

Certain loans that do not meet the criteria for sale into the secondary market. These are often structured as adjustable rate mortgages with maturities ranging from three to seven years to avoid the long-term interest rate risk.

●	A limited amount of 15-year fixed rate residential real estate loans that met certain credit guidelines.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Changes in allowance for the three and six months ended June 30, 2013 and 2012 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

	(dollars in thousands)

Balance, beginning	$20,769	$19,007	$19,925	$18,789
Provisions charged to expense	1,520	1,049	2,578	1,829
Loans/leases charged off	(1,333)	(1,735)	(1,636)	(2,559)
Recoveries on loans/leases previously charged off	200	404	289	666
Balance, ending	$21,156	$18,725	$21,156	$18,725

The allowance was $21.2 million at June 30, 2013 compared to $19.9 million at December 31, 2012 and $18.7 million at June 30, 2012. The allowance was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase/decrease in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated worse than “fair quality” and carrying aggregate exposure in excess of $100 thousand. The adequacy of the allowance for estimated losses on loans/leases is monitored by the loan review staff and reported to management and the board of directors.

The Company’s levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	June 30, 2013	December 31, 2012	June 30, 2012

	(dollars in thousands)

Special Mention (Rating 6)	$28,728	$22,056	$21,337
Substandard (Rating 7)	57,895	48,248	52,030
Doubtful (Rating 8)	-	-	-
	$86,623	$70,304	$73,367

Criticized Loans **	$86,623	$70,304	$73,367
Classified Loans ***	$57,895	$48,248	$52,030

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

At June 30, 2013, CNB had Special Mention loans of $3.0 million and Substandard Loans of $3.5 million for a total of $6.5 million of criticized loans. Excluding CNB, the Company experienced some increase in criticized and classified loans during the second quarter which translated over to an increase in nonperforming loans. The increase was the result of a few specific, isolated commercial credits moving to Substandard and nonaccrual.

The following table summarizes the trend in the allowance as a percentage of gross loans/leases and as a percentage of nonperforming loans/leases as of June 30, 2013, December 31, 2012, and June 30, 2012.

	As of
	June 30, 2013	December 31, 2012	June 30, 2012

Allowance / Gross Loans/Leases	1.38%	1.55%	1.54%
Allowance / Nonperforming Loans/Leases *	70.61%	78.47%	68.60%

*Nonperforming loan/leases consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing troubled debt restructurings.

In accordance with generally accepted accounting principles for acquisition accounting, CNB’s loans are recorded at market value; therefore, there is no allowance associated with CNB’s loans at June 30, 2013. As a result, the Company’s allowance to total loans/leases fell to 1.38% from 1.55% at December 31, 2012, and from 1.54% at June 30, 2012. Had CNB’s loans remained at their historical carrying value with the related allowance as of the acquisition, the allowance to total loans/leases would be approximately 1.60%. Further, the Company’s allowance to total nonperforming loans/leases was 71% at June 30, 2013 which is down from 78% at December 31, 2012 and up from 69% at June 30, 2012. Similarly, adjusting for CNB’s loans at their historical carrying value with the related allowance as of the acquisition, the resulting ratio of allowance to nonperforming loans/leases would increase to approximately 82%.

Although management believes that the allowance at June 30, 2013 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 4 to the Consolidated Financial Statements for additional information regarding the Company’s allowance for estimated losses on loans/leases.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the amounts of nonperforming assets.

	As of June 30, 2013	As of December 31, 2012	As of June 30, 2012	As of December 31, 2011

	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$27,782	$17,932	$16,247	$18,995
Accruing loans/leases past due 90 days or more	3	159	1,152	1,111
Troubled debt restructurings - accruing	2,178	7,300	9,897	11,904
Other real estate owned	3,860	3,955	9,136	8,386
Other repossessed assets	244	212	25	109
	$34,067	$29,558	$36,457	$40,505

Nonperforming loans/leases to total loans/leases	1.96%	1.97%	2.25%	2.67%
Nonperforming assets to total loans/leases plus reposessed property	2.22%	2.29%	2.98%	3.35%
Nonperforming assets to total assets	1.39%	1.41%	1.78%	2.06%
Texas ratio (3)	21.15%	18.68%	23.91%	25.58%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes troubled debt restructurings of $7.7 million at June 30, 2013, $5.7 million at December 31, 2012, $6.1 million at June 30, 2012, and $8.6 million at December 31, 2011.
(3)

Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance for Estimated Losses on Loans/Leases. Texas Ratio is a non-GAAP financial measure. Management included this ratio as this is considered by many investors and analysts to be a metric with which to analyze and evaluate asset quality. Other companies may calculate this ratio differently.

The large majority of the nonperforming assets consist of nonaccrual loans/leases, accruing troubled debt restructurings (“TDRs”), and OREO. For nonaccrual loans/leases and accruing TDRs, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate. Additionally, a portion of several of the nonaccrual loans are guaranteed by the government. At June 30, 2013, government guaranteed amounts of nonaccrual loans totaled approximately $4.2 million, or 15% of the $27.8 million of total nonaccrual loans/leases. OREO is carried at the lower of carrying amount or fair value less costs to sell.

Nonperforming assets at June 30, 2013 were $34.1 million, which is up $10.4 million, or 44%, from March 31, 2013, and down $2.4 million, or 7%, from June 30, 2012. In addition, the ratio of nonperforming assets-to-total assets was 1.39% at June 30, 2013, which was up from 1.10% at March 31, 2013, and down from 1.78% at June 30, 2012. The growth in nonperforming assets during the current quarter was driven by a few specific commercial credits moving to nonaccrual at our existing banks ($7.5 million) as well as the addition of CNB’s nonperforming assets as a result of the Community National acquisition ($2.9 million). Of the former, half of the exposure is guaranteed by the government through the SBA.

The Company’s lending/leasing practices remain unchanged and asset quality remains a top priority for management.

Deposits grew $342.7 million, or 25%, during the first half of 2013. CNB’s deposits totaled $245.6 million at June 30, 2013. Excluding CNB, the Company organically grew deposits $97.1 million, or 7%, over the first half of 2013. The table below presents the composition of the Company’s deposit portfolio.

	As of
	June 30, 2013		December 31, 2012		June 30, 2012

	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$493,964	29%	$450,660	33%	$390,762	30%
Interest bearing demand deposits	710,745	42%	587,201	43%	555,804	42%
Time deposits	451,991	26%	290,933	21%	316,445	24%
Brokered time deposits	60,080	3%	45,320	3%	52,459	4%
	$1,716,780	100%	$1,374,114	100%	$1,315,470	100%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The table below presents the composition of CNB’s deposits at June 30, 2013 (dollars in thousands):

	June 30, 2013
	Amount	%
Noninterest bearing demand deposits	$40,650	17%
Interest bearing demand deposits	130,370	53%
Time deposits	64,286	26%
Brokered time deposits	10,272	4%
	$245,578	100%

The Company has been successful in growing its noninterest bearing deposit portfolio over the past few years and this continued in the first half of 2013. Most of this growth continues to be derived from QCBT’s correspondent banking business. The continued strength of the noninterest bearing deposit portfolio has provided flexibility to manage down deposit pricing and reduce reliance on higher cost wholesale funds, which has helped drive down the Company’s interest expense.

Additionally, during the first half of 2013, the Company’s subsidiary banks (excluding CNB) have been successful in growing its portfolio of time deposits with local municipalities.  The average maturity of this portfolio is less than 6 months and the cost has been consistently lower than retail or wholesale alternatives.

The subsidiary banks offer short-term repurchase agreements to some of their significant customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank or from their correspondent banks. CNB did not have any overnight repurchase agreements or federal funds purchased as of June 30, 2013. The table below presents the composition of the Company’s short-term borrowings.

	As of
	June 30, 2013	December 31, 2012	June 30, 2012

	(dollars in thousands)

Overnight repurchase agreements with customers	$115,326	$104,943	$105,249
Federal funds purchased	41,860	66,140	80,150
	$157,186	$171,083	$185,399

As a result of their memberships in either the Federal Home Loan Bank (“FHLB”) of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits. FHLB advances increased slightly by $4.6 million, or 2%, during the second quarter of 2013. During the second quarter of 2013, CRBT and RB&T had some short-term funding needs and borrowed via short-term FHLB advances, as the cost was less than federal funds purchased. CNB did not have any FHLB advances as of June 30, 2013.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Other borrowings consist largely of structured repos which are utilized as an alternative funding source to FHLB advances and customer deposits. CNB did not have any structured repos as of June 30, 2013. The table below presents the composition of the Company’s other borrowings.

	As of
	June 30, 2013	December 31, 2012	June 30, 2012

	(dollars in thousands)

Structured repos	$130,000	$130,000	$130,000
Term note	10,000	-	-
364-day revolving note	-	5,600	5,600
Series A subordinated notes	2,644	2,640	2,636
	$142,644	$138,240	$138,236

In order to fund the cash portion of the consideration for the acquisition and pay off the $3.95 million of Community National term debt at acquisition, the Company borrowed $4.4 million on its 364-day revolving note. The outstanding balance on the 364-day revolving note totaled $10.0 million until maturity at June 26, 2013. Upon maturity, the credit facility was restructured whereby the $10.0 million of outstanding debt was restructured into a secured 3-year term note with principal due quarterly and interest due monthly where the interest is calculated at the effective LIBOR rate plus 3.00% per annum (3.30% at June 30, 2013). Additionally, as part of the restructure, the Company maintained a secured 364-day revolving credit note with availability of $10.0 million where the interest is calculated at the effective LIBOR rate plus 2.50%-per annum. At June 30, 2013, the Company had not borrowed on this revolving credit note and had the full amount available.

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

	June 30, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
		Interest Rate		Interest Rate
Maturity:	Amount Due	at Quarter-End	Amount Due	at Year-End

Year ending December 31:	(dollar amounts in thousands)

2013	$44,097	0.65%	$34,508	1.29%
2014	48,380	2.49	39,170	2.88
2015	36,000	2.22	66,000	2.59
2016	63,435	3.91	85,992	3.72
2017	48,075	3.57	46,000	3.70
Thereafter	160,042	3.28	106,000	3.66
Total Wholesale Funding	$400,029	2.94	$377,670	3.20

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

In April 2011, CNB was named as one of 36 co-defendants in a complaint alleging unjust enrichment relating to participation loans originated, sold and repaid in a fraudulent scheme perpetuated by a loan broker.  Some of the co-defendants have settled the claims.  CNB has not settled the claims and, using all available information, including settlement amounts of many of the initial co-defendants, CNB's management recorded a contingent liability of $1,028,000 which is included in other liabilities on the Company’s balance sheet.

The table below presents the composition of the Company’s stockholders’ equity, including the common and preferred equity components.

	As of
	June 30, 2013		December 31, 2012		June 30, 2012
	Amount	%	Amount	%	Amount	%

	(dollars in thousands)

Common stock	$5,918		$5,039		$4,968
Additional paid in capital - common	38,406		25,804		27,071
Retained earnings	58,786		53,327		48,831
Accumulated other comprehensive income (loss)	(9,221)		4,707		4,479
Noncontrolling interests	-		-		2,415
Less: Treasury stock	(1,606)		(1,606)		(1,606)
Total common stockholders' equity	92,283	63%	87,271	62%	86,158	62%

Preferred stock	55		55		55
Additional paid in capital - preferred	53,108		53,108		53,109
Total preferred stockholders' equity	53,163	37%	53,163	38%	53,164	38%

Total stockholders' equity	$145,446	100%	$140,434	100%	$139,322	100%

Tangible common equity* / total tangible assets	3.51%		4.02%		3.94%
TCE/TA excluding accumulated other comprehensive income (loss)	3.89%		3.80%		3.72%

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

The following table presents the rollforward of stockholders equity for the three and six months ended June 30, 2013 and 2012, respectively.

	For the quarter ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Beginning balance	$142,198	$145,767	$140,434	$144,433
Net income	4,045	3,273	7,310	6,676
Other comprehensive income (loss), net of tax	(13,091)	1,241	(13,928)	(276)
Preferred and common cash dividends declared	(1,040)	(1,125)	(1,852)	(2,064)
Issuance of 834,715 shares of common stock for acquisition of CNB, net	13,017	-	13,017	-
Redemption of 10,223 shares of Series F Preferred Stock	-	(10,223)	-	(10,223)
Other *	317	389	465	776
Ending balance	$145,446	$139,322	$145,446	$139,322

*Includes mostly common stock issued for options exercised and the employee stock purchase plans, as well as stock-based compensation.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table presents the details of the preferred stock issued and outstanding as of June 30, 2013.

	Date Issued	Aggregate Purchase Price	Stated Dividend Rate	Annual Dividend

Series E Non-Cumulative Convertible Perpetual Preferred Stock	June 2010	$25,000,000	7.00%	$1,750,000
Series F Non-Cumulative Perpetual Preferred Stock	September 2011	29,867,000	5.00%	1,493,350
		$54,867,000		$3,243,350

The Series E Non-Cumulative Convertible Perpetual Preferred Stock (the “Series E Preferred Stock”) is perpetually convertible by the holder into shares of common stock at a per share conversion price of $12.15, subject to anti-dilution adjustments upon the occurrence of certain events. In addition, the Company can exercise a conversion option on or after the third anniversary of the issuance date (June 30, 2013) at the same $12.15 conversion price if the Company’s common stock price equals or exceeds $17.22 for at least 20 trading days in a period of 30 consecutive trading days.

Regarding the Series F Non-Cumulative Perpetual Preferred Stock (the “Series F Preferred Stock”), non-cumulative dividends are payable quarterly, and the dividend rate is based on changes in the level of “Qualified Small Business Lending” or “QSBL” by the Company’s wholly owned bank subsidiaries, QCBT, CRBT and RB&T. CNB’s acquired loans are not eligible; however, any loans originated subsequent to acquisition would be eligible as QSBL should the specific loans meet all of the requirements. Based upon the change in the banks’ level of QSBL over the baseline level (as defined by the SBLF, the baseline is the average of QSBL for the last two quarters of 2009 and the first two quarters of 2010), the dividend rate for the first 10 calendar quarters may be adjusted to between 1% and 5%. For the 11th calendar quarter through 4.5 years after issuance, the dividend rate will be fixed at between 1% and 5%, based upon the increase in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e. as of September 30, 2013), or will be fixed at 7% if there is no increase or there is a decrease in QSBL during such period. In addition, beginning on April 1, 2014 and ending on April 1, 2016, if there is no increase or there is a decrease in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e. as of September 30, 2013), because of the Company’s participation in the Treasury Capital Purchase Program, the Company will be subject to an additional lending incentive fee of 2% per year, or 9% dividend rate. After 4.5 years from issuance, regardless of QSBL growth over the baseline, the dividend rate will increase to 9%.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

As of June 30, 2013, the Company reported its QSBL in accordance with SBLF guidelines and calculated a net decline from the baseline of $61.1 million, or 11%. As a result, the Company’s dividend rate remains at 5% for the dividend payable October 1, 2013. The decline is primarily the result of the following:

●

The Company’s strategic introduction into SBA and USDA lending in 2010. The government guaranteed portion of these loans (typically 50% to 85% of the total amount outstanding) is not eligible as QSBL per SBLF guidelines.

●

Based on the size of the Company and its legal lending limit, the majority of commercial loan growth over the past several years has been to businesses whose revenues exceeded the limits defined as QSBL per SBLF guidelines.

●

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $95.6 million at June 30, 2013, and averaged $98.6 million during 2012 and $128.0 million during 2011. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, FHLB advances, structured repos, brokered time deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on the regular monthly payments on its residential mortgage-backed securities portfolio. At June 30, 2013, the subsidiary banks had 31 lines of credit totaling $328.5 million, of which $42.5 million was secured and $286.0 million was unsecured. At June 30, 2013, $306.5 million was available as $22.0 million was utilized for short-term borrowing needs at QCBT. At December 31, 2012, the subsidiary banks had 31 lines of credit totaling $311.7 million, of which $52.7 million was secured and $259.0 million was unsecured. At December 31, 2012, $271.7 million was available as $40.0 million was utilized for short-term borrowing needs at QCBT. The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company restructured its credit facility during the second quarter of 2013. Previously, the Company had a single $20.0 million secured revolving credit note with variable interest rate and a maturity of June 27, 2013 with $14.4 million available as the note carried an outstanding balance of $5.6 million as of March 31, 2013. To help fund the acquisition of Community National on May 13, 2013, the Company borrowed an additional $4.4 million on the revolving credit note bringing the total borrowed to $10.0 million. At maturity, the $10.0 million was converted to a secured term note with a variable interest rate and a maturity of June 27, 2016. The Company maintained a $10.0 million secured revolving credit note with a variable interest rate and a maturity of June 26, 2014.

Investing activities used cash of $117.1 million during the first half of 2013 compared to $76.7 million for the same period of 2012. Proceeds from calls, maturities, and paydowns of securities were $152.4 million for the first half of 2013 compared to $216.1 million for the same period of 2012. Purchases of securities used cash of $238.5 million for the first half of 2013 compared to $311.4 million for the same period of 2012. The net increase in loans/leases used cash of $51.7 million for the first half of 2013 compared to $16.1 million for the same period of 2012. Net cash received from the Community National acquisition totaled $3.0 million in 2013.

Financing activities provided cash of $80.2 million for the first half of 2013 compared to $70.7 million for same period of 2012. Net increases in deposits totaled $87.6 million for the first half of 2013 compared to $110.0 million for the same period of 2012. During the first half of 2012, the Company’s short-term borrowings decreased $28.1 million. Also, during 2012, the Company redeemed Series F Preferred Stock totaling $10.2 million.

Total cash provided by operating activities was $19.7 million for the first half of 2013 compared to $4.6 million for the same period of 2012.

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

The following table presents the details of the trust preferred securities issued and outstanding as of June 30, 2013.

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 6/30/2013	Interest Rate as of 12/31/2012

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR	3.13%	3.21%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.13%	3.21%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.08%	2.14%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR	1.83%	1.89%
Community National Statutory Trust II	September 2004	3,093,000	2.17% over 3-month LIBOR	2.45%	N/A
Community National Statutory Trust III	March 2007	3,609,000	1.75% over 3-month LIBOR	2.03%	N/A
		$42,787,000	Weighted Average Rate	2.55%	2.68%

The Company assumed the trust preferred securities originally issued by Community National. As a result of acquisition accounting, the liabilities were recorded a fair value upon acquisition with the resulting discount (totaling $2.6 million) to be accreted as interest expense on a level yield basis over the expected term. See Note 5 to the Consolidated Financial Statements for additional information regarding the Company’s trust preferred securities.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of June 30, 2013 and December 31, 2012, that the Company and the subsidiary banks met all capital adequacy requirements to which they were subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of June 30, 2013 and December 31, 2012 are also presented in the following table (dollars in thousands). As of June 30, 2013 and December 31, 2012, the subsidiary banks met the requirements to be “well capitalized”.

			For Capital			To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of June 30, 2013:
Company:
Total risk-based capital	$210,884	12.20%	$138,240	>	8.0%	N/A	N/A
Tier 1 risk-based capital	186,906	10.82%	69,120	>	4.0	N/A	N/A
Leverage ratio	186,906	8.07%	92,666	>	4.0	N/A	N/A
Quad City Bank & Trust:
Total risk-based capital	$98,130	12.01%	$65,383	>	8.0%	$81,729	>	10.00%
Tier 1 risk-based capital	89,494	10.95%	32,692	>	4.0	49,037	>	6.00%
Leverage ratio	89,494	7.19%	49,773	>	4.0	62,216	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$56,513	12.27%	$36,860	>	8.0%	$46,075	>	10.00%
Tier 1 risk-based capital	50,732	11.01%	18,430	>	4.0	27,645	>	6.00%
Leverage ratio	50,732	8.31%	24,422	>	4.0	30,528	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$37,768	14.70%	$20,549	>	8.0%	$25,686	>	10.00%
Tier 1 risk-based capital	34,535	13.45%	10,274	>	4.0	15,412	>	6.00%
Leverage ratio	34,535	10.56%	13,081	>	4.0	16,351	>	5.00%
Community National Bank:
Total risk-based capital	$25,468	12.91%	$15,778	>	8.0%	$19,722	>	10.00%
Tier 1 risk-based capital	25,463	12.91%	7,889	>	4.0	11,833	>	6.00%
Leverage ratio	25,463	9.13%	11,160	>	4.0	13,949	>	5.00%

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

			For Capital			To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2012:
Company:
Total risk-based capital	$188,841	12.71%	$118,878	>	8.0%	N/A	N/A
Tier 1 risk-based capital	167,475	11.27%	59,439	>	4.0	N/A	N/A
Tier 1 leverage ratio	167,475	8.13%	82,357	>	4.0	N/A	N/A
Quad City Bank & Trust:
Total risk-based capital	$98,789	12.12%	$65,218	>	8.0%	$81,522	>	10.00%
Tier 1 risk-based capital	90,533	11.11%	32,609	>	4.0	48,913	>	6.00%
Tier 1 leverage ratio	90,533	7.74%	46,784	>	4.0	58,480	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$55,736	12.87%	$34,652	>	8.0%	$43,315	>	10.00%
Tier 1 risk-based capital	50,297	11.61%	17,326	>	4.0	25,989	>	6.00%
Tier 1 leverage ratio	50,297	8.49%	23,685	>	4.0	29,606	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$36,894	15.33%	$19,255	>	8.0%	$24,609	>	10.00%
Tier 1 risk-based capital	33,870	14.07%	9,628	>	4.0	14,441	>	6.00%
Tier 1 leverage ratio	33,870	11.13%	12,177	>	4.0	15,221	>	5.00%

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change.  The Basel III Rules also permit smaller banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015.  Management is in the process of assessing the effect the Basel III Rules may have on the Company’s and the subsidiary banks’ capital positions and will monitor developments in this area.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the Company’s operations and future prospects are detailed in the “Risk Factors” section included under Item 1A of Part I of the Company’s Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including the Company, which could have a material adverse effect on the Company’s operations and future prospects of the Company and its subsidiaries.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Part I

Item 3

QUANTITATIVE AND QUALITATVE DISCLOSURES ABOUT MARKET RISK

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

Part I

Item 3

QUANTITATIVE AND QUALITATVE DISCLOSURES ABOUT MARKET RISK

Application of the simulation model analysis at the most recent quarter-end available is presented in the following table. Please note the simulation model analysis as of June 30, 2013 is not yet available.

	NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	As of March 31, 2013	As of December 31, 2012	As of December 31, 2011

100 basis point downward shift	-1.8%	-1.5%	-1.5%
200 basis point upward shift	-1.7%	-0.9%	-3.1%
300 basis point upward shock	-1.7%	0.8%	-4.2%

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

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting. There have been no significant changes to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

QCR HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1	Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A	Risk Factors

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

None

Part II

QCR HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION - continued

Item 6           Exhibits

4.1	Amended and Restated Rights Agreement, between QCR Holdings, Inc., and Quad City Bank and Trust Company, as Rights Agent, including exhibits, dated May 8, 2013, incorporated herein by reference to Exhibit 4.1 of the Form 8-K filed by QCR Holdings, Inc., with the Securities and Exchange Commission on May 8, 2013.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended June 30, 2013 and June 30, 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended June 30, 2013 and June 30, 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended June 30, 2013 and June 30, 2012; (v) Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and June 30, 2012; and (vi) Notes to Consolidated Financial Statements.

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

QCR HOLDINGS, INC.

(Registrant)

Date August 14, 2013	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date August 14, 2013	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer

Date August 14, 2013	/s/ John R. Oakes
John R. Oakes, Vice President
Controller
Director of Financial Reporting
Principal Accounting Officer