Form 10-Q
period 2013-09-30
QCR HOLDINGS INC
filed 2013-11-14
CIK 906465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                       Yes      [ X ]          No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 1, 2013, the Registrant had outstanding 5,816,660 shares of common stock, $1.00 par value per share.

QCR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page Number(s)
Part I	FINANCIAL INFORMATION

	Item 1	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets As of September 30, 2013 and December 31, 2012	2

		Consolidated Statements of Income For the Three Months Ended September 30, 2013 and 2012	3

		Consolidated Statements of Income For the Nine Months Ended September 30, 2013 and 2012	4

		Consolidated Statements of Comprehensive Income For the Three and Nine Months Ended September 30, 2013 and 2012	5

		Consolidated Statement of Changes in Stockholders' Equity For the Nine Months Ended September 30, 2013 and 2012	6-7

		Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2013 and 2012	8-9

		Notes to the Consolidated Financial Statements	10-33

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	34-67

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	68-69

	Item 4	Controls and Procedures	70

Part II	OTHER INFORMATION

	Item 1	Legal Proceedings	71

	Item 1A	Risk Factors	71

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	71

	Item 3	Defaults upon Senior Securities	71

	Item 4	Mine Safety Disclosures	71

	Item 5	Other Information	71

	Item 6	Exhibits	72

Signatures			73

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$58,724,270	$61,568,446
Federal funds sold	48,192,000	26,560,000
Interest-bearing deposits at financial institutions	15,862,796	22,359,490

Securities held to maturity, at amortized cost	131,361,845	72,079,385
Securities available for sale, at fair value	572,337,329	530,159,986
Total securities	703,699,174	602,239,371

Loans receivable held for sale	1,445,900	4,577,233
Loans/leases receivable held for investment	1,537,937,925	1,282,810,406
Gross loans/leases receivable	1,539,383,825	1,287,387,639
Less allowance for estimated losses on loans/leases	(22,062,389)	(19,925,204)
Net loans/leases receivable	1,517,321,436	1,267,462,435

Premises and equipment, net	38,996,016	31,262,390
Goodwill	3,222,688	3,222,688
Core deposit intangible	3,311,073	-
Bank-owned life insurance	51,544,616	45,620,489
Restricted investment securities	15,948,075	15,747,850
Other real estate owned, net	8,495,799	3,954,538
Other assets	20,396,495	13,732,795

Total assets	$2,485,714,438	$2,093,730,492

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$515,364,516	$450,659,723
Interest-bearing	1,226,467,459	923,454,377
Total deposits	1,741,831,975	1,374,114,100

Short-term borrowings	169,259,562	171,082,961
Federal Home Loan Bank advances	205,350,000	202,350,000
Other borrowings	142,646,212	138,239,762
Junior subordinated debentures	40,257,438	36,085,000
Other liabilities	38,415,774	31,424,848
Total liabilities	2,337,760,961	1,953,296,671

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; shares authorized 250,000 September 2013 - 54,867 shares issued and outstanding December 2012 - 54,867 shares issued and outstanding	54,867	54,867
Common stock, $1 par value; shares authorized 20,000,000 September 2013 - 5,931,848 shares issued and 5,810,602 outstanding December 2012 - 5,039,448 shares issued and 4,918,202 outstanding	5,931,848	5,039,448
Additional paid-in capital	91,825,249	78,912,791
Retained earnings	61,787,378	53,326,542
Accumulated other comprehensive income (loss)	(10,039,355)	4,706,683
Less treasury stock, September 30, 2013 and December 2012 - 121,246 common shares, at cost	(1,606,510)	(1,606,510)
Total stockholders' equity	$147,953,477	140,433,821
Total liabilities and stockholders' equity	$2,485,714,438	$2,093,730,492

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months Ended September 30,

	2013	2012
Interest and dividend income:
Loans/leases, including fees	$18,262,579	$15,804,330
Securities:
Taxable	2,417,515	2,781,889
Nontaxable	1,090,880	690,466
Interest-bearing deposits at financial institutions	72,808	75,818
Restricted investment securities	143,640	131,967
Federal funds sold	8,821	3,055
Total interest and dividend income	21,996,243	19,487,525

Interest expense:
Deposits	1,393,745	1,488,749
Short-term borrowings	57,277	60,500
Federal Home Loan Bank advances	1,704,824	1,809,888
Other borrowings	1,201,498	1,238,254
Junior subordinated debentures	328,563	260,616
Total interest expense	4,685,907	4,858,007
Net interest income	17,310,336	14,629,518

Provision for loan/lease losses	1,366,984	1,496,194
Net interest income after provision for loan/lease losses	15,943,352	13,133,324

Noninterest income:
Trust department fees	1,312,349	914,586
Investment advisory and management fees	634,446	575,711
Deposit service fees	1,228,685	847,343
Gains on sales of residential real estate loans	184,596	424,255
Gains on sales government guaranteed portions of loans	338,338	260,291
Securities gains	416,936	-
Earnings on bank-owned life insurance	466,028	399,925
Credit card issuing fees, net of processing costs	57,538	140,542
Losses on other real estate owned, net	(36,745)	(745,799)
Other	1,332,482	1,300,328
Total noninterest income	5,934,653	4,117,182

Noninterest expense:
Salaries and employee benefits	9,802,712	8,201,323
Occupancy and equipment expense	1,914,996	1,459,901
Professional and data processing fees	1,902,799	1,065,780
FDIC and other insurance	712,954	599,422
Loan/lease expense	396,477	273,166
Advertising and marketing	406,085	437,130
Postage and telephone	276,580	190,868
Stationery and supplies	143,226	139,592
Bank service charges	306,539	211,378
Acquisition and data conversion costs	388,663	-
Other	776,237	452,957
Total noninterest expense	17,027,268	13,031,517

Net income before income taxes	4,850,737	4,218,989
Federal and state income tax expense	1,038,793	1,034,479
Net income	$3,811,944	$3,184,510
Less: Net income attributable to noncontrolling interests	-	127,177
Net income attributable to QCR Holdings, Inc.	$3,811,944	$3,057,333

Less: Preferred stock dividends	810,837	810,837
Net income attributable to QCR Holdings, Inc. common stockholders	$3,001,107	$2,246,496

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$0.52	$0.45
Diluted	$0.51	$0.44

Weighted average common shares outstanding	5,806,019	4,978,699
Weighted average common and common equivalent shares outstanding	5,915,279	5,080,288
Cash dividends declared per common share	$-	$-

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Nine Months Ended September 30,

	2013	2012
Interest and dividend income:
Loans/leases, including fees	$49,721,011	$47,748,276
Securities:
Taxable	7,507,796	8,353,482
Nontaxable	2,837,453	1,624,577
Interest-bearing deposits at financial institutions	194,286	288,400
Restricted investment securities	399,896	378,067
Federal funds sold	12,684	3,055
Total interest and dividend income	60,673,126	58,395,857

Interest expense:
Deposits	3,687,391	4,834,006
Short-term borrowings	224,979	202,731
Federal Home Loan Bank advances	5,164,258	5,503,329
Other borrowings	3,555,146	3,719,730
Junior subordinated debentures	831,647	787,597
Total interest expense	13,463,421	15,047,393
Net interest income	47,209,705	43,348,464

Provision for loan/lease losses	3,944,903	3,325,109
Net interest income after provision for loan/lease losses	43,264,802	40,023,355

Noninterest income:
Trust department fees	3,549,200	2,650,552
Investment advisory and management fees	1,938,881	1,776,499
Deposit service fees	3,190,731	2,626,822
Gains on sales of residential real estate loans	722,368	987,021
Gains on sales government guaranteed portions of loans	1,949,300	978,936
Securities gains	433,396	104,600
Earnings on bank-owned life insurance	1,328,598	1,196,987
Bargain purchase gain on Community National Acquisition	1,841,385	-
Credit card issuing fees, net of processing costs	192,509	409,730
Losses on other real estate owned, net	(566,714)	(1,324,468)
Other	3,507,784	2,734,890
Total noninterest income	18,087,438	12,141,569

Noninterest expense:
Salaries and employee benefits	27,731,628	24,581,642
Occupancy and equipment expense	4,930,707	4,177,076
Professional and data processing fees	4,481,613	3,342,847
FDIC and other insurance	1,896,255	1,756,493
Loan/lease expense	893,436	755,066
Advertising and marketing	1,082,694	1,057,246
Postage and telephone	752,882	716,050
Stationery and supplies	404,614	417,769
Bank service charges	866,379	609,599
Acquisition and data conversion costs	1,177,567	-
Other-than-temporary impairment losses on securities	-	62,400
Other	2,002,342	1,402,492
Total noninterest expense	46,220,117	38,878,680

Net income before income taxes	15,132,123	13,286,244
Federal and state income tax expense	4,009,804	3,425,506
Net income	$11,122,319	$9,860,738
Less: Net income attributable to noncontrolling interests	-	494,431
Net income attributable to QCR Holdings, Inc.	$11,122,319	$9,366,307

Less: Preferred stock dividends	2,432,512	2,685,248
Net income attributable to QCR Holdings, Inc. common stockholders	$8,689,807	$6,681,059

Earnings per common share attributable to QCR Holdings, Inc. common shareholders
Basic	$1.62	$1.37
Diluted	$1.59	$1.35

Weighted average common shares outstanding	5,375,557	4,871,626
Weighted average common and common equivalent shares outstanding	5,482,298	4,938,514
Cash dividends declared per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three and Nine Months Ended September 30,

	Three Months Ended September 30,
	2013	2012
Net income	$3,811,944	$3,184,510

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(800,796)	2,660,251
Less reclassification adjustment for gains included in net income before tax	416,936	-
	(1,217,732)	2,660,251
Tax expense (benefit)	(399,541)	1,016,673
Other comprehensive income (loss), net of tax	(818,191)	1,643,578

Comprehensive income attributable to QCR Holdings, Inc.	$2,993,753	$4,828,088

	Nine Months Ended September 30,
	2013	2012
Net income	$11,122,319	$9,860,738

Other comprehensive icnome (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period before tax	(23,395,367)	2,313,706
Less reclassification adjustment for gains included in net income before tax	433,396	104,600
	(23,828,763)	2,209,106
Tax expense (benefit)	(9,082,725)	841,718
Other comprehensive income (loss), net of tax	(14,746,038)	1,367,388

Comprehensive income (loss) attributable to QCR Holdings, Inc.	$(3,623,719)	$11,228,126

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Nine Months Ended September 30, 2013 and 2012

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Treasury Stock	Total
Balance December 31, 2012	$54,867	$5,039,448	$78,912,791	$53,326,542	$4,706,683	$-	$(1,606,510)	$140,433,821
Net income	-	-	-	3,265,144	-	-	-	3,265,144
Other comprehensive loss, net of tax	-	-	-	-	(836,358)	-	-	(836,358)
Preferred cash dividends declared	-	-	-	(810,837)	-	-	-	(810,837)
Proceeds from issuance of 5,884 shares of common stock as a result of stock purchasedunder the Employee Stock Purchase Plan	-	5,884	63,487	-	-	-	-	69,371
Proceeds from issuance of 19,278 shares of common stock as a result of stock options exercised	-	19,278	153,550	-	-	-	-	172,828
Exchange of 7,048 shares of common stock in connection with stock options exercised	-	(7,048)	(111,628)	-	-	-	-	(118,676)
Stock compensation expense	-	-	293,798					293,798
Tax benefit of nonqualified stock options exercised	-	-	35,251	-	-	-	-	35,251
Restricted stock awards	-	16,798	(16,798)	-	-	-	-	-
Exchange of 19,547 shares of common stock in connection with restricted stock vested, net	-	(16,798)	(289,113)	-	-	-	-	(305,911)
Balance March 31, 2013	$54,867	$5,057,562	$79,041,338	$55,780,849	$3,870,325	$-	$(1,606,510)	$142,198,431
Net income	-	-	-	4,045,231	-	-	-	4,045,231
Other comprehensive loss, net of tax	-	-	-	-	(13,091,489)	-	-	(13,091,489)
Common cash dividends declared, $0.04 per share	-	-	-	(228,971)	-	-	-	(228,971)
Preferred cash dividends declared	-	-	-	(810,838)	-	-	-	(810,838)
Issuance of 834,715 shares of common stock as a result of the acquisition of Community NationalBancorporation, net	-	834,715	12,181,894	-	-	-	-	13,016,609
Proceeds from issuance of 9,560 shares of common stock as a result of stock purchasedunder the Employee Stock Purchase Plan	-	9,560	104,221	-	-	-	-	113,781
Proceeds from issuance of 3,769 shares of common stock as a result of stock options exercised	-	3,769	33,070	-	-	-	-	36,839
Stock compensation expense	-	-	162,123					162,123
Tax benefit of nonqualified stock options exercised	-	-	4,197	-	-	-	-	4,197
Restricted stock awards	-	12,707	(12,707)	-	-	-	-	-
Balance June 30, 2013	$54,867	$5,918,313	$91,514,136	$58,786,271	$(9,221,164)	$-	$(1,606,510)	$145,445,913
Net income	-	-	-	3,811,944	-	-	-	3,811,944
Other comprehensive loss, net of tax	-	-	-	-	(818,191)	-	-	(818,191)
Preferred cash dividends declared	-	-	-	(810,837)	-	-	-	(810,837)
Proceeds from issuance of 5,973 shares ofcommon stock as a result of stock purchasedunder the Employee Stock Purchase Plan	-	5,973	65,116	-	-	-	-	71,089
Proceeds from issuance of 7,230 shares of common stock as a result of stock options exercised	-	7,230	76,718	-	-	-	-	83,948
Tax benefit of nonqualified stock options exercised			6,026					6,026
Stock compensation expense	-	-	163,585					163,585
Restricted stock awards	-	332	(332)	-	-	-	-	-
Balance September 30, 2013	$54,867	$5,931,848	$91,825,249	$61,787,378	$(10,039,355)	$-	$(1,606,510)	$147,953,477

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) - Continued

 Nine Months Ended September 30, 2013 and 2012

	Preferred Stock	Common Stock	Additional	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Treasury Stock	Total
Balance December 31, 2011	$65,090	$4,879,435	$89,702,533	$44,585,902	$4,754,714	$2,051,538	$(1,606,510)	$144,432,702
Net income	-	-	-	3,236,818	-	166,031	-	3,402,849
Other comprehensive loss, net of tax	-	-	-	-	(1,517,235)	-	-	(1,517,235)
Preferred cash dividends declared	-	-	-	(938,625)	-	-	-	(938,625)
Proceeds from issuance of 7,767 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	7,767	55,566	-	-	-	-	63,333
Proceeds from issuance of 276 shares of common stock as a result of stock options exercised	-	276	2,374	-	-	-	-	2,650
Exchange of 576 shares of common stock in connection with payroll taxes for restricted stock	-	(576)	(2,103)	-	-	-	-	(2,679)
Tax benefit of nonqualified stock options exercised			-					-
Stock compensation expense	-	-	326,245					326,245
Restricted stock awards	-	57,770	(57,770)	-	-	-	-	-
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,066)	-	(2,066)
Balance March 31, 2012	$65,090	$4,944,672	$90,026,845	$46,884,095	$3,237,479	$2,215,503	$(1,606,510)	$145,767,174
Net income	-	-	-	3,072,156	-	201,223	-	3,273,379
Other comprehensive loss, net of tax	-	-	-	-	1,241,045	-	-	1,241,045
Common cash dividends declared, $0.04 per share	-	-	-	(189,091)	-	-	-	(189,091)
Preferred cash dividends declared	-	-	-	(935,786)	-	-	-	(935,786)
Redemption of 10,223 shares of Series F Noncumulative Perpetual Preferred Stock	(10,223)	-	(10,212,777)	-	-	-	-	(10,223,000)
Proceeds from issuance of 10,856 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	10,856	78,055	-	-	-	-	88,911
Proceeds from issuance of 9,090 shares of common stock as a result of stock options exercised	-	9,090	79,902	-	-	-	-	88,992
Exchange of 611 shares of common stock in connection with stock options exercised	-	(611)	(7,125)	-	-	-	-	(7,736)
Proceeds from exercise of warrants to purchase 4,300 shares of common stock issued in conjunction with the Series A Subordinated Notes	-	4,300	38,700	-	-	-	-	43,000
Stock compensation expense	-	-	177,269					177,269
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,065)	-	(2,065)
Balance June 30, 2012	$54,867	$4,968,307	$80,180,869	$48,831,374	$4,478,524	$2,414,661	$(1,606,510)	$139,322,092
Net income	-	-	-	3,057,333	-	127,177	-	3,184,510
Other comprehensive income, net of tax	-	-	-	-	1,643,578	-	-	1,643,578
Preferred cash dividends declared	-	-	-	(810,837)	-	-	-	(810,837)
Purchase of noncontrolling interest	-	-	(2,133,417)	-	-	(2,393,802)	-	(4,527,219)
Proceeds from issuance of 7,642 shares of common stock as a result of stock purchased under the Employee Stock Purchase Plan	-	7,642	58,326	-	-	-	-	65,968
Proceeds from issuance of 7,075 shares of common stock as a result of stock options exercised	-	7,075	58,996	-	-	-	-	66,071
Proceeds from exercise of warrants to purchase 1,000 shares of common stock issued in conjunction with the Series A Subordinated Notes	-	1,000	9,000	-	-	-	-	10,000
Stock compensation expense	-	-	169,189					169,189
Other adjustments to noncontrolling interests	-	-	-	-	-	(2,066)	-	(2,066)
Balance September 30, 2012	$54,867	$4,984,024	$78,342,963	$51,077,870	$6,122,102	$145,970	$(1,606,510)	$139,121,286

See Notes to Consolidated Financial Statements (Unaudited)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,122,319	$9,860,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,995,829	1,740,621
Provision for loan/lease losses	3,944,903	3,325,109
Stock-based compensation expense	619,506	672,703
Losses on other real estate owned, net	566,714	1,324,468
Amortization of premiums on securities, net	2,862,396	2,950,609
Securities gains	(433,396)	(104,600)
Other-than-temporary impairment losses on securities	-	62,400
Loans originated for sale	(70,569,738)	(90,563,711)
Proceeds on sales of loans	76,372,739	90,077,297
Gains on sales of residential real estate loans, net	(722,368)	(987,021)
Gains on sales of government guaranteed portions of loans, net	(1,949,300)	(978,936)
Increase in cash value of bank-owned life insurance	(1,328,598)	(1,196,987)
Bargain purchase gain on Community National acquisition	(1,841,385)	-
Amortization of core deposit intangible	129,003	-
Accretion of acquisition fair value adjustments, net	(592,620)	-
Decrease in other assets	7,319,681	3,101,454
Increase in other liabilities	3,177,088	1,473,626
Net cash provided by operating activities	$30,672,773	$20,757,770

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(9,297,000)	15,060,000
Net (increase) decrease in interest-bearing deposits at financial institutions	8,521,233	(22,686,336)
Proceeds from sales of other real estate owned	662,586	4,201,516
Activity in securities portfolio:
Purchases	(297,033,410)	(363,501,993)
Calls, maturities and redemptions	138,661,369	292,291,109
Paydowns	38,967,219	25,174,348
Sales	37,393,047	19,215,075
Activity in restricted investment securities:
Purchases	(6,184,250)	(3,466,800)
Redemptions	7,243,400	3,939,600
Net increase in loans/leases originated and held for investment	(65,747,455)	(45,934,981)
Purchase of premises and equipment	(1,597,434)	(1,589,217)
Net cash received from Community National acquisition	3,025,073	-
Net cash used in investing activities	$(145,385,621)	$(77,297,679)

(Continued)

QCR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

Nine Months Ended September 30,

	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	112,711,191	137,777,646
Net decrease in short-term borrowings	(1,823,399)	(72,647,752)
Activity in Federal Home Loan Bank advances:
Advances	163,000,000	14,000,000
Calls and maturities	(160,000,000)	(22,400,000)
Proceeds from other borrowings term note	10,000,000	-
Advance (payment) on 364-day revolving note	(5,600,000)	2,000,000
Repayment of Community National's other borrowings at acquisition	(3,950,000)	-
Payment of cash dividends on common and preferred stock	(2,853,434)	(3,278,112)
Redemption of 10,223 shares of Series F Noncumulative Perpetual Preferred Stock	-	(10,223,000)
Proceeds from issuance of common stock, net	384,315	418,510
Purchase of noncontrolling interests	-	(1,679,532)
Net cash provided by financing activities	$111,868,673	$43,967,760
Net decrease in cash and due from banks	(2,844,176)	(12,572,149)
Cash and due from banks, beginning	61,568,446	53,136,710
Cash and due from banks, ending	$58,724,270	$40,564,561

Supplemental disclosure of cash flow information, cash payments for:
Interest	$13,546,215	$15,225,564
Income/franchise taxes	$1,371,120	$916,000

Supplemental schedule of noncash investing activities:
Change in accumulated other comprehensive income (loss), unrealized gains (losses) on securities available for sale, net	$(14,746,038)	$1,367,388
Exchange of shares of common stock in connection with payroll taxes for restricted stock and in connection with stock options exercised	$(424,587)	$(10,415)
Transfers of loans to other real estate owned	$5,220,235	$2,143,017
Liability established for purchase of noncontrolling interest	$-	$2,847,687

Supplemental disclosure of cash flow information for Community National Acquisition:
Fair value of assets acquired:
Cash and due from banks *	$9,286,757	$-
Federal funds sold	12,335,000	-
Interest-bearing deposits at financial institutions	2,024,539	-
Securities available for sale	45,853,826	-
Loans/leases receivable held for investment, net	195,658,486	-
Premises and equipment, net	8,132,021	-
Core deposit intangible	3,440,076	-
Bank-owned life insurance	4,595,529	-
Restricted investment securities	1,259,375	-
Other real estate owned	550,326	-
Other assets	5,178,583	-
Total assets acquired	$288,314,518	$-

Fair value of liabilities assumed:
Deposits	$255,045,071	$-
Other borrowings	3,950,000	-
Junior subordinated debentures	4,125,175	-
Other liabilities	3,911,053	-
Total liabilities assumed	$267,031,299	$-
Net assets acquired	21,283,219	-
Consideration paid:
Cash paid *	$6,261,684	$-
Issuance of 834,715 shares of common stock	13,180,150	-
Total consideration paid	$19,441,834	$-
Bargain purchase gain	$1,841,385	$-

* Net cash received at closing totaled $3,025,073

See Notes to Consolidated Financial Statements (Unaudited)

Part I

Item 1

QCR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2013

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

The financial information of the Company included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Any differences appearing between the numbers presented in financial statements and management’s discussion and analysis are due to rounding. The results of the interim period ended September 30, 2013, are not necessarily indicative of the results expected for the year ending December 31, 2013.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include four commercial banks: Quad City Bank & Trust Company (“QCBT”), Cedar Rapids Bank & Trust Company (“CRBT”), Rockford Bank & Trust Company (“RB&T”), and Community National Bank (“CNB”). On May 13, 2013, the Company acquired Community National Bancorporation (“Community National”) and its banking subsidiary CNB. See Note 2 for additional information on the acquisition. QCBT, CRBT, and RB&T are all state-chartered commercial banks; while CNB is a national-chartered commercial bank. The Company also engages in direct financing lease contracts through its wholly-owned equity investment by QCBT in m2 Lease Funds, LLC (“m2 Lease Funds”). All material intercompany transactions and balances have been eliminated in consolidation.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Reclassifications: Certain amounts in the prior year consolidated financial statements have been reclassified, with no effect on net income or stockholders’ equity, to conform with the current period presentation.

NOTE 2 – ACQUISITION OF COMMUNITY NATIONAL BANCORPORATION AND COMMUNITY NATIONAL BANK

On May 13, 2013, the Company acquired 100% of Community National’s outstanding common stock for aggregate consideration totaling $19,441,834, which consisted of 834,715 shares of QCR Holdings common stock valued at $13,180,150 and cash of $6,261,684. Community National was the bank holding company providing bank and bank related services through its wholly-owned bank subsidiary, CNB. CNB is a commercial bank headquartered in Waterloo, Iowa and serves Waterloo and Cedar Falls, Iowa. As a de novo bank, CNB commenced its operations in 1997. Previously, CNB also served Mason City, Iowa and Austin, Minnesota. On October 4, 2013, the Company sold certain assets and liabilities of the two Mason City branches of CNB. And, on October 11, 2013, the Company sold certain assets and liabilities of the two Austin branches of CNB. See Note 9 for additional discussion of these sales. The Company operated CNB as a separate banking charter since the acquisition until October 26, 2013, when CNB’s charter was merged with and into CRBT. CNB’s merged branch offices will operate as a division of CRBT under the name “Community Bank & Trust.”

The Company accounted for the business combination under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”). The Company recognized the full fair value of the assets acquired and liabilities assumed at the acquisition date, net of applicable income tax effects. The excess of fair value of net assets over the carrying value is recorded as bargain purchase gain which is included in noninterest income on the statement of income. The market value adjustments are accreted or amortized on a level yield basis over the expected term. Additionally, the Company recorded a core deposit intangible totaling $3,440,076 which is the portion of the acquisition purchase price which represents the value assigned to the existing deposit base. The core deposit intangible has a finite life and is amortized by the straight-line method over the estimated useful life of the deposits (10 years).

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The Company assumed junior subordinated debentures with principal outstanding of $6,702,000 and fair value of $4,125,175 after a discount of $2,576,825. The initial fair value was determined with the assistance of a valuation specialist that discounted expected cash flows at appropriate rates. The discount is accreted as interest expense on a level yield basis over the expected remaining term of the junior subordinated debentures.

Results of the operations of the acquired business are included in the income statement from the effective date of the acquisition.

The fair values of the assets acquired and liabilities assumed, including the consideration paid and resulting bargain purchase gain, is as follows:

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

In order to fund the cash portion of the consideration and pay off the $3,950,000 of Community National borrowings at acquisition, the Company borrowed $4,400,000 on its 364-day revolving credit note. The outstanding balance on the 364-day revolving credit note totaled $10,000,000 until maturity at June 26, 2013. Upon maturity, the credit facility was restructured whereby the $10,000,000 of outstanding debt was restructured into a secured 3-year term note with principal due quarterly and interest due monthly where the interest is calculated at the effective LIBOR rate plus 3.00% per annum (3.18% at September 30, 2013). Additionally, as part of the restructuring, the Company maintained a secured 364-day revolving credit note with availability of $10,000,000 where the interest is calculated at the effective LIBOR rate plus 2.50% per annum. At September 30, 2013, the Company had not borrowed on this revolving credit note and had the full amount available.

The current note agreement contains certain covenants that place restrictions on additional debt and stipulate minimum capital and various asset quality and operating ratios.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

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

Unaudited pro forma combined operating results for the three and nine months ended September 30, 2013 and 2012, giving effect to the Community National acquisition as if it had occurred as of January 1, 2012, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Interest income	$21,394,747	$22,106,037	$63,759,583	$66,069,066
Noninterest income	$5,934,653	$4,816,132	$17,274,447	$14,288,314
Net income	$3,348,327	$3,538,764	$8,825,027	$10,692,534
Net income attributable to QCR Holdings, Inc. common stockholders	$2,537,490	$2,600,750	$6,392,515	$7,512,855

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$0.44	$0.45	$1.10	$1.29
Diluted	$0.43	$0.44	$1.08	$1.27

The pro forma results exclude the impact of the bargain purchase gain of $1,841,385. Additionally, the pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 2012 or of future results of operations of the consolidated entities.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of September 30, 2013 and December 31, 2012 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2013:
Securities held to maturity:
Municipal securities	$130,311,845	$456,156	$(6,520,899)	$124,247,102
Other securities	1,050,000	-	(4,740)	1,045,260
	$131,361,845	$456,156	$(6,525,639)	$125,292,362
Securities available for sale:
U.S. govt. sponsored agency securities	$383,193,241	$75,797	$(15,744,151)	$367,524,887
Residential mortgage-backed and related securities	167,759,290	1,318,307	(2,533,127)	166,544,470
Municipal securities	36,242,570	978,391	(761,791)	36,459,170
Other securities	1,358,524	450,278	-	1,808,802
	$588,553,625	$2,822,773	$(19,039,069)	$572,337,329
December 31, 2012:
Securities held to maturity:
Municipal securities	$71,429,385	$997,969	$(71,648)	$72,355,706
Other securities	650,000	-	-	650,000
	$72,079,385	$997,969	$(71,648)	$73,005,706
Securities available for sale:
U.S. govt. sponsored agency securities	$336,570,995	$2,198,655	$(160,279)	$338,609,371
Residential mortgage-backed and related securities	160,035,196	3,736,821	(170,914)	163,601,103
Municipal securities	24,508,015	1,696,555	(18,834)	26,185,736
Trust preferred securities	86,200	53,200	-	139,400
Other securities	1,347,113	300,732	(23,469)	1,624,376
	$522,547,519	$7,985,963	$(373,496)	$530,159,986

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2013:
Securities held to maturity:
Municipal securities	$92,786,083	$(6,520,899)	$-	$-	$92,786,083	$(6,520,899)
Other securities	495,260	(4,740)	-	-	495,260	(4,740)
	$93,281,343	$(6,525,639)	$-	$-	$93,281,343	$(6,525,639)

Securities available for sale:
U.S. govt. sponsored agency securities	$351,006,164	$(15,744,151)	$-	$-	$351,006,164	$(15,744,151)
Residential mortgage-backed and related securities	106,889,560	(2,517,649)	1,279,117	(15,478)	108,168,677	(2,533,127)
Municipal securities	16,263,130	(761,791)	-	-	16,263,130	(761,791)
	$474,158,854	$(19,023,591)	$1,279,117	$(15,478)	$475,437,971	$(19,039,069)

December 31, 2012:
Securities held to maturity:
Municipal securities	$4,282,352	$(71,648)	$-	$-	$4,282,352	$(71,648)

Securities available for sale:
U.S. govt. sponsored agency securities	$55,621,718	$(160,279)	$-	$-	$55,621,718	$(160,279)
Residential mortgage-backed and related securities	29,324,928	(170,914)	-	-	29,324,928	(170,914)
Municipal securities	1,039,625	(18,834)	-	-	1,039,625	(18,834)
Other securities	-	-	217,500	(23,469)	217,500	(23,469)
	$85,986,271	$(350,027)	$217,500	$(23,469)	$86,203,771	$(373,496)

At September 30, 2013, the investment portfolio included 545 securities. Of this number, 341 securities had current unrealized losses with aggregate depreciation of less than 5% from the total amortized cost basis. Of these 341, only one had an unrealized loss for twelve months or more and the amount of the unrealized loss was only $15,478. All of the debt securities in unrealized loss positions are considered acceptable credit risks. Based upon an evaluation of the available evidence, including the recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary. In addition, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these debt securities before their anticipated recovery. At September 30, 2013 and December 31, 2012, equity securities represented less than 1% of the total portfolio.

The Company did not recognize other-than-temporary impairment on any debt securities for the three and nine months ended September 30, 2013 and 2012.

The Company did not recognize other-than-temporary impairment on any equity securities for the three and nine months ended September 30, 2013. During the second quarter of 2012, the Company’s evaluation determined that one privately held equity security experienced a decline in fair value that was other-than-temporary. As a result, the Company wrote down the value of this security and recognized a loss in the amount of $62,400. The Company did not recognize other-than-temporary impairment on any equity securities during the first quarter or the third quarter of 2012.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

All sales of securities for the three and nine months ended September 30, 2013 and 2012, respectively, were from securities identified as available-for-sale. Information on proceeds received, as well as pre-tax gross gains from sales on those securities is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Proceeds from sales of securities	$31,225,516	$-	$37,393,047	$19,215,075
Pre-tax gross gains from sales of securities	506,611	-	523,071	104,600
Pre-tax gross losses from sales of securities	(89,675)	-	(89,675)	-

The amortized cost and fair value of securities as of September 30, 2013 by contractual maturity are shown below. Expected maturities of residential mortgage-backed and related securities may differ from contractual maturities because the residential mortgages underlying the residential mortgage-backed and related securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following table. “Other securities” available for sale are excluded from the maturity categories as there is no fixed maturity date for those securities.

	Amortized Cost	Fair Value
Securities held to maturity:
Due in one year or less	$2,066,615	$2,066,245
Due after one year through five years	9,982,269	9,827,587
Due after one year through five years	119,312,961	113,398,530
	$131,361,845	$125,292,362

Securities available for sale:
Due in one year or less	$5,220,265	$5,231,685
Due after one year through five years	42,271,445	42,124,141
Due after five years	371,944,101	356,628,231
	$419,435,811	$403,984,057
Residential mortgage-backed and related securities	167,759,290	166,544,470
Other securities	1,358,524	1,808,802
	$588,553,625	$572,337,329

Portions of the U.S. government sponsored agency securities and municipal securities contain call options, at the discretion of the issuer, to terminate the security at par and at predetermined dates prior to the stated maturity, summarized as follows:

	Amortized Cost	Fair Value
Securities held to maturity:
Municipal securities	$94,833,231	$89,637,985

Securities available for sale:
U.S. govt. sponsored agency securities	349,624,386	334,694,737
Municipal securities	23,163,866	22,996,424
	$372,788,252	$357,691,161

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 4 – LOANS/LEASES RECEIVABLE

The composition of the loan/lease portfolio as of September 30, 2013 and December 31, 2012 is presented as follows:

	As of September 30, 2013	As of December 31, 2012

Commercial and industrial loans	$471,256,974	$394,244,252
Commercial real estate loans
Owner-occupied commercial real estate	259,500,453	204,911,308
Commercial construction, land development, and other land	49,585,072	44,962,381
Other non owner-occupied commercial real estate	405,615,528	344,105,550
	714,701,053	593,979,239

Direct financing leases *	121,267,997	103,685,656
Residential real estate loans **	150,825,156	115,581,573
Installment and other consumer loans	77,226,363	76,720,514
	1,535,277,543	1,284,211,234
Plus deferred loan/lease origination costs, net of fees	4,106,282	3,176,405
	1,539,383,825	1,287,387,639
Less allowance for estimated losses on loans/leases	(22,062,389)	(19,925,204)
	$1,517,321,436	$1,267,462,435

* Direct financing leases:
Net minimum lease payments to be received	$136,848,442	$117,719,380
Estimated unguaranteed residual values of leased assets	1,775,830	1,095,848
Unearned lease/residual income	(17,356,275)	(15,129,572)
	121,267,997	103,685,656
Plus deferred lease origination costs, net of fees	4,514,946	3,907,140
	125,782,943	107,592,796
Less allowance for estimated losses on leases	(2,323,509)	(1,990,395)
	$123,459,434	$105,602,401

Management performs an evaluation of the estimated unguaranteed residual values of leased assets on an annual basis, at a minimum. The evaluation consists of discussions with reputable and current vendors and management’s expertise and understanding of the current states of particular industries to determine informal valuations of the equipment. As necessary and where available, management will utilize valuations by independent appraisers. The large majority of leases with residual values contain a lease options rider which requires the lessee to pay the residual value directly, finance the payment of the residual value, or extend the lease term to pay the residual value. In these cases, the residual value is protected and the risk of loss is minimal. There were no losses related to residual values for the three and nine months ended September 30, 2013 and 2012.

**Includes residential real estate loans held for sale totaling $1,445,900 and $4,577,233 as of September 30, 2013, and December 31, 2012, respectively.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The aging of the loan/lease portfolio by classes of loans/leases as of September 30, 2013 and December 31, 2012 is presented as follows:

	As of September 30, 2013
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$466,597,618	$1,493,016	$208,603	$-	$2,957,737	$471,256,974
Commercial Real Estate
Owner-Occupied Commercial Real Estate	257,258,899	41,296	58,933	-	2,141,325	259,500,453
Commercial Construction, Land Development, and Other Land	46,919,007	1,506,409	509,601	59,975	590,080	49,585,072
Other Non Owner-Occupied Commercial Real Estate	391,773,134	515,680	346,985	-	12,979,729	405,615,528
Direct Financing Leases	118,820,384	1,429,405	319,620	-	698,588	121,267,997
Residential Real Estate	148,740,223	346,108	52,029	-	1,686,796	150,825,156
Installment and Other Consumer	76,029,956	100,410	22,876	939	1,072,182	77,226,363
	$1,506,139,221	$5,432,324	$1,518,647	$60,914	$22,126,437	$1,535,277,543

As a percentage of total loan/lease portfolio	98.10%	0.35%	0.10%	0.00%	1.44%	100.00%

	As of December 31, 2012
Classes of Loans/Leases	Current	30-59 Days Past Due	60-89 Days Past Due	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases	Total

Commercial and Industrial	$388,825,307	$3,724,506	$9,940	$120,000	$1,564,499	$394,244,252
Commercial Real Estate
Owner-Occupied Commercial Real Estate	204,141,070	142,993	-	-	627,245	204,911,308
Commercial Construction, Land Development, and Other Land	42,180,819	-	-	-	2,781,562	44,962,381
Other Non Owner-Occupied Commercial Real Estate	332,644,532	86,986	1,111,856	-	10,262,176	344,105,550
Direct Financing Leases	101,635,084	877,210	174,560	-	998,802	103,685,656
Residential Real Estate	111,993,859	2,254,730	283,466	-	1,049,518	115,581,573
Installment and Other Consumer	75,711,203	301,025	20,112	39,481	648,693	76,720,514
	$1,257,131,874	$7,387,450	$1,599,934	$159,481	$17,932,495	$1,284,211,234

As a percentage of total loan/lease portfolio	97.89%	0.58%	0.12%	0.01%	1.40%	100.00%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Nonperforming loans/leases by classes of loans/leases as of September 30, 2013 and December 31, 2012 are presented as follows:

	As of September 30, 2013
Classes of Loans/Leases	Accruing Past Due 90 Days or More	Nonaccrual Loans/Leases *	Troubled Debt Restructurings - Accruing	Total Nonperforming Loans/Leases	Percentage of Total Nonperforming Loans/Leases

Commercial and Industrial	$-	$2,957,737	$886,165	$3,843,902	15.42%
Commercial Real Estate
Owner-Occupied Commercial Real Estate	-	2,141,325	-	2,141,325	8.59%
Commercial Construction, Land Development, and Other Land	59,975	590,080	300,000	950,055	3.81%
Other Non Owner-Occupied Commercial Real Estate	-	12,979,729	809,162	13,788,891	55.32%
Direct Financing Leases	-	698,588	-	698,588	2.80%
Residential Real Estate	-	1,686,796	373,922	2,060,718	8.27%
Installment and Other Consumer	939	1,072,182	370,000	1,443,121	5.79%
	$60,914	$22,126,437	$2,739,249	$24,926,600	100.00%

*Nonaccrual loans/leases includes $13,712,367 of troubled debt restructurings, including $130,655 in commercial and industrial loans, $12,935,422 in commercial real estate loans, $374,102 in residential real estate loans, and $272,188 in installment loans.

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Changes in the allowance for estimated losses on loans/leases by portfolio segment for the three and nine months ended September 30, 2013 and 2012, respectively, are presented as follows:

	Three Months Ended September 30, 2013

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,790,828	$12,190,497	$2,187,605	$1,165,341	$822,108	$21,156,379
Provisions charged to expense	765,582	88,761	338,984	102,523	71,134	1,366,984
Loans/leases charged off	(214,920)	(443,721)	(203,724)	(13,599)	(51,673)	(927,637)
Recoveries on loans/leases previously charged off	26,034	375,325	644	13,240	51,420	466,663
Balance, ending	$5,367,524	$12,210,862	$2,323,509	$1,267,505	$892,989	$22,062,389

	Three Months Ended September 30, 2012

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,180,792	$10,709,991	$1,610,999	$986,714	$1,236,039	$18,724,535
Provisions charged to expense	136,766	721,358	350,194	233,226	54,650	1,496,194
Loans/leases charged off	(214,036)	(552,959)	(111,326)	(183,031)	(88,378)	(1,149,730)
Recoveries on loans/leases previously charged off	69,959	175,467	35,118	-	65,205	345,749
Balance, ending	$4,173,481	$11,053,857	$1,884,985	$1,036,909	$1,267,516	$19,416,748

	Nine Months Ended September 30, 2013

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,531,545	$11,069,502	$1,990,395	$1,070,328	$1,263,434	$19,925,204
Provisions charged to expense	1,026,073	1,875,132	1,057,744	307,196	(321,242)	3,944,903
Loans/leases charged off	(253,820)	(1,264,446)	(726,395)	(126,490)	(192,160)	(2,563,311)
Recoveries on loans/leases previously charged off	63,726	530,674	1,765	16,471	142,957	755,593
Balance, ending	$5,367,524	$12,210,862	$2,323,509	$1,267,505	$892,989	$22,062,389

	Nine Months Ended September 30, 2012

	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Balance, beginning	$4,878,006	$10,596,958	$1,339,496	$704,946	$1,269,856	$18,789,262
Provisions charged to expense	(637,852)	2,254,732	924,109	519,751	264,369	3,325,109
Loans/leases charged off	(669,778)	(1,980,946)	(454,590)	(187,788)	(416,179)	(3,709,281)
Recoveries on loans/leases previously charged off	603,105	183,113	75,970	-	149,470	1,011,658
Balance, ending	$4,173,481	$11,053,857	$1,884,985	$1,036,909	$1,267,516	$19,416,748

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The allowance for estimated losses on loans/leases by impairment evaluation and by portfolio segment as of September 30, 2013 and December 31, 2012 is presented as follows:

	As of September 30, 2013
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$1,112,008	$4,987,850	$134,533	$206,700	$52,567	$6,493,658
Allowance for loans/leases collectively evaluated for impairment	4,255,516	7,223,012	2,188,976	1,060,805	840,422	15,568,731
	$5,367,524	$12,210,862	$2,323,509	$1,267,505	$892,989	$22,062,389

Loans/leases individually evaluated for impairment	$2,574,217	$16,517,483	$698,588	$2,060,718	$1,442,182	$23,293,188
Loans/leases collectively evaluated for impairment	468,682,757	698,183,570	120,569,409	148,764,438	75,784,181	1,511,984,355
	$471,256,974	$714,701,053	$121,267,997	$150,825,156	$77,226,363	$1,535,277,543

Allowance as a percentage of loans/leases individually evaluated for impairment	43.20%	30.20%	19.26%	10.03%	3.64%	27.88%
Allowance as a percentage of loans/leases collectively evaluated for impairment	0.91%	1.03%	1.82%	0.71%	1.11%	1.03%
	1.14%	1.71%	1.92%	0.84%	1.16%	1.43%

	As of December 31, 2012
	Commercial and Industrial	Commercial Real Estate	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Allowance for loans/leases individually evaluated for impairment	$280,170	$4,005,042	$125,000	$105,565	$71,992	$4,587,769
Allowance for loans/leases collectively evaluated for impairment	4,251,375	7,064,460	1,865,395	964,763	1,191,442	15,337,435
	$4,531,545	$11,069,502	$1,990,395	$1,070,328	$1,263,434	$19,925,204

Loans/leases individually evaluated for impairment	$1,006,952	$20,383,846	$998,802	$1,217,256	$687,355	$24,294,211
Loans/leases collectively evaluated for impairment	393,237,300	573,595,393	102,686,854	114,364,317	76,033,159	1,259,917,023
	$394,244,252	$593,979,239	$103,685,656	$115,581,573	$76,720,514	$1,284,211,234

Allowance as a percentage of loans/leases individually evaluated for impairment	27.82%	19.65%	12.51%	8.67%	10.47%	18.88%
Allowance as a percentage of loans/leases collectively evaluated for impairment	1.08%	1.23%	1.82%	0.84%	1.57%	1.22%
	1.15%	1.86%	1.92%	0.93%	1.65%	1.55%

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Information for impaired loans/leases is presented in the tables below. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan/lease. The unpaid principal balance represents the recorded balance outstanding on the loan/lease prior to any partial charge-offs.

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the nine months ended September 30, 2013 are presented as follows:

Classes of Loans/Leases	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$701,450	$1,108,661	$-	$796,262	$5,811	$5,811
Commercial Real Estate
Owner-Occupied Commercial Real Estate	705,653	705,653	-	1,517,083	-	-
Commercial Construction, Land Development, and Other Land	1,760,962	1,760,962	-	2,031,439	-	-
Other Non Owner-Occupied Commercial Real Estate	1,584,704	1,584,704	-	2,807,422	41,127	41,127
Direct Financing Leases	460,298	460,298	-	812,758	-	-
Residential Real Estate	1,404,241	1,404,241	-	1,033,428	-	-
Installment and Other Consumer	1,004,643	1,004,643	-	863,712	6,801	6,801
	$7,621,951	$8,029,162	$-	$9,862,104	$53,739	$53,739

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$1,872,767	$1,886,717	$1,112,008	$1,044,843	$24,647	$24,647
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,325,513	2,170,954	461,491	633,230	-	-
Commercial Construction, Land Development, and Other Land	1,882,762	1,882,762	1,842,784	1,874,976	7,411	7,411
Other Non Owner-Occupied Commercial Real Estate	9,257,889	9,510,848	2,683,575	8,673,807	30,957	30,957
Direct Financing Leases	238,290	238,290	134,533	89,468	-	-
Residential Real Estate	656,477	656,477	206,700	410,364	801	801
Installment and Other Consumer	437,539	437,539	52,567	334,233	-	-
	$15,671,237	$16,783,587	$6,493,658	$13,060,921	$63,816	$63,816

Total Impaired Loans/Leases:
Commercial and Industrial	$2,574,217	$2,995,378	$1,112,008	$1,841,105	$30,458	$30,458
Commercial Real Estate
Owner-Occupied Commercial Real Estate	2,031,166	2,876,607	461,491	2,150,313	-	-
Commercial Construction, Land Development, and Other Land	3,643,724	3,643,724	1,842,784	3,906,415	7,411	7,411
Other Non Owner-Occupied Commercial Real Estate	10,842,593	11,095,552	2,683,575	11,481,229	72,084	72,084
Direct Financing Leases	698,588	698,588	134,533	902,226	-	-
Residential Real Estate	2,060,718	2,060,718	206,700	1,443,792	801	801
Installment and Other Consumer	1,442,182	1,442,182	52,567	1,197,945	6,801	6,801
	$23,293,188	$24,812,749	$6,493,658	$22,923,025	$117,555	$117,555

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of and for the three months ended September 30, 2013 and 2012, respectively, are presented as follows:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012

Classes of Loans/Leases	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized for Cash Payments Received

Impaired Loans/Leases with No Specific Allowance Recorded:
Commercial and Industrial	$834,405	$1,950	$1,950	$754,844	$-	$-
Commercial Real Estate
Owner-Occupied Commercial Real Estate	2,295,969	-	-	550,725	-	-
Commercial Construction, Land Development, and Other Land	1,943,718	-	-	1,323,689	1,701	1,701
Other Non Owner-Occupied Commercial Real Estate	1,739,053	354	354	5,798,404	-	-
Direct Financing Leases	527,153	-	-	680,817	-	-
Residential Real Estate	1,273,943	-	-	943,926	1,691	1,691
Installment and Other Consumer	1,012,035	1,689	1,689	1,063,519	121	121
	$9,626,276	$3,993	$3,993	$11,115,924	$3,513	$3,513

Impaired Loans/Leases with Specific Allowance Recorded:
Commercial and Industrial	$1,913,841	$9,340	$9,340	$223,917	$1,984	$1,984
Commercial Real Estate
Owner-Occupied Commercial Real Estate	1,181,798	-	-	-	-	-
Commercial Construction, Land Development, and Other Land	1,897,759	1,992	1,992	2,157,696	-	-
Other Non Owner-Occupied Commercial Real Estate	8,893,535	26,484	26,484	12,036,134	86,744	86,744
Direct Financing Leases	172,428	-	-	210,299	-	-
Residential Real Estate	561,752	801	801	524,031	-	-
Installment and Other Consumer	422,808	-	-	68,898	-	-
	$15,043,921	$38,617	$38,617	$15,220,975	$88,728	$88,728

Total Impaired Loans/Leases:
Commercial and Industrial	$2,748,246	$11,290	$11,290	$978,761	$1,984	$1,984
Commercial Real Estate
Owner-Occupied Commercial Real Estate	3,477,767	-	-	550,725	-	-
Commercial Construction, Land Development, and Other Land	3,841,477	1,992	1,992	3,481,385	1,701	1,701
Other Non Owner-Occupied Commercial Real Estate	10,632,588	26,838	26,838	17,834,538	86,744	86,744
Direct Financing Leases	699,581	-	-	891,116	-	-
Residential Real Estate	1,835,695	801	801	1,467,957	1,691	1,691
Installment and Other Consumer	1,434,843	1,689	1,689	1,132,417	121	121
	$24,670,197	$42,610	$42,610	$26,336,899	$92,241	$92,241

Impaired loans/leases for which no allowance has been provided have adequate collateral, based on management’s current estimates.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

Loans/leases, by classes of financing receivable, considered to be impaired as of December 31, 2012 are presented as follows:

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

For each class of financing receivable, the following presents the recorded investment by credit quality indicator as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$445,104,945	$249,985,030	$36,776,727	$374,036,916	$1,105,903,618
Special Mention (Rating 6)	11,374,381	3,261,364	5,292,606	9,717,356	29,645,707
Substandard (Rating 7)	14,733,895	6,095,333	7,515,739	21,861,256	50,206,223
Doubtful (Rating 8)	43,753	158,726	-	-	202,479
	$471,256,974	$259,500,453	$49,585,072	$405,615,528	$1,185,958,027

	As of September 30, 2013
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$120,569,409	$148,764,438	$75,783,242	$345,117,089
Nonperforming	698,588	2,060,718	1,443,121	4,202,427
	$121,267,997	$150,825,156	$77,226,363	$349,319,516

	As of December 31, 2012
		Commercial Real Estate
			Non Owner-Occupied
Internally Assigned Risk Rating	Commercial and Industrial	Owner-Occupied Commercial Real Estate	Commercial Construction, Land Development, and Other Land	Other Commercial Real Estate	Total

Pass (Ratings 1 through 5)	$371,856,380	$195,567,523	$38,125,793	$312,370,393	$917,920,089
Special Mention (Rating 6)	8,008,866	5,488,602	1,238,152	7,319,902	22,055,522
Substandard (Rating 7)	14,379,006	3,855,183	5,598,436	24,415,255	48,247,880
Doubtful (Rating 8)	-	-	-	-	-
	$394,244,252	$204,911,308	$44,962,381	$344,105,550	$988,223,491

	As of December 31, 2012
Delinquency Status *	Direct Financing Leases	Residential Real Estate	Installment and Other Consumer	Total

Performing	$102,686,854	$114,364,316	$75,921,358	$292,972,528
Nonperforming	998,802	1,217,257	799,156	3,015,215
	$103,685,656	$115,581,573	$76,720,514	$295,987,743

*Performing = loans/leases accruing and less than 90 days past due. Nonperforming = loans/leases on nonaccrual, accruing loans/leases that are greater than or equal to 90 days past due, and accruing troubled debt restructurings.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

As of September 30, 2013 and December 31, 2012, troubled debt restructurings totaled $16,451,616 and $12,958,374, respectively.

For each class of financing receivable, the following presents the number and recorded investment of troubled debt restructurings, by type of concession, that were restructured during the three and nine months ended September 30, 2013 and 2012. The difference between the pre-modification recorded investment and the post-modification recorded investment would be any partial charge-offs at the time of the restructuring.

	For the three months ended September 30, 2013				For the three months ended September 30, 2012
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of maturity
Owner-Occupied Commercial Real Estate	1	$61,517	$61,517	$-	-	$-	$-	$-
Other Non Owner-Occupied Commercial Real Estate	7	6,637,835	6,637,835	1,518,303	4	1,184,289	1,184,289	325,923
	8	$6,699,352	$6,699,352	$1,518,303	4	$1,184,289	$1,184,289	$325,923

CONCESSION - Interest rate adjusted below market
Other Non Owner-Occupied Commercial Real Estate	-	$-	$-	$-	2	$1,542,784	$1,289,825	$55,187
Residential Real Estate	1	79,661	79,661	24,408	-	-	-	-
	1	$79,661	$79,661	$24,408	-	$-	$-	$-

TOTAL	9	$6,779,013	$6,779,013	$1,542,711	4	$1,184,289	$1,184,289	$325,923

	For the nine months ended September 30, 2013				For the nine months ended September 30, 2012
Classes of Loans/Leases	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance	Number of Loans / Leases	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Specific Allowance

CONCESSION - Extension of maturity
Commercial and Industrial	3	$809,494	$809,494	$188,700	-	$-	$-	$-
Owner-Occupied Commercial Real Estate	1	61,517	61,517	-	-	-	-	-
Other Non Owner-Occupied Commercial Real Estate	7	6,637,835	6,637,835	1,518,303	4	1,184,289	1,184,289	325,923
	11	$7,508,846	$7,508,846	$1,707,003	4	$1,184,289	$1,184,289	$325,923

CONCESSION - Significant payment delay
Owner-Occupied Commercial Real Estate	1	$47,958	$47,958	$-	-	$-	$-	$-
Residential Real Estate	1	91,581	91,581	-	-	-	-	-
Installment and Other Consumer	1	370,000	370,000	-	-	-	-	-
Commercial Construction, Land Development, and Other Land	-	-	-	-	2	200,000	200,000	144,000
	3	$509,539	$509,539	$-	2	$200,000	$200,000	$144,000

CONCESSION - Interest rate adjusted below market
Commercial Construction, Land Development, and Other Land	1	$337,500	$337,500	$-	1	$337,500	$337,500	$-
Other Non Owner-Occupied Commercial Real Estate	-	-	-	-	2	1,542,784	1,289,825	55,187
Residential Real Estate	2	240,288	240,288	24,408	1	167,739	167,739	-
Installment and Other Consumer	-	-	-	-	1	16,043	16,043	-
	3	$577,788	$577,788	$24,408	5	$2,064,066	$1,811,107	$55,187

TOTAL	17	$8,596,173	$8,596,173	$1,731,411	11	$3,448,355	$3,195,396	$525,110

Of the troubled debt restructurings reported above, 10 with post-modification recorded investments totaling $6,087,296 were on nonaccrual as of September 30, 2013, and four with post-modification recorded investments totaling $4,337,321 were on nonaccrual as of September 30, 2012.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

For the three and nine months ended September 30, 2013, the Company had one troubled debt restructuring that redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status. The one troubled debt restructuring had a pre-modification and post-modification recorded investment of $61,517 with no specific allowance. The troubled debt restructuring was placed on nonaccrual status during the three months ended September 30, 2013.

For the three and nine months ended September 30, 2012, none of the Company’s troubled debt restructurings had redefaulted within 12 months subsequent to restructure where default is defined as delinquency of 90 days or more and/or placement on nonaccrual status.

NOTE 5 – JUNIOR SUBORDINATED DEBENTURES

As part of the acquisition of Community National, the Company assumed two junior subordinated debentures detailed as follows:

The first debenture assumed was issued in September 2004 in the amount of $3,093,000, and provides that interest is payable quarterly with the interest rate adjusted to equal three-month LIBOR plus 2.17% (2.42% at September 30, 2013). Principal is due September 20, 2034, but is callable at any time. The second debenture assume was issued in March 2007 in the amount of $3,609,000, and provides that interest is payable quarterly with the interest rate adjusted to equal three-month LIBOR plus 1.75% (2.00% at September 30, 2013). Principal is due March 15, 2037, but is callable at any time.

Junior subordinated debentures are summarized as of September 30, 2013 and December 31, 2012 as follows:

	2013	2012

Note Payable to QCR Holdings Capital Trust II	$12,372,000	$12,372,000
Note Payable to QCR Holdings Capital Trust III	8,248,000	8,248,000
Note Payable to QCR Holdings Capital Trust IV	5,155,000	5,155,000
Note Payable to QCR Holdings Capital Trust V	10,310,000	10,310,000
Note Payable to Community National Trust II	3,093,000	-
Note Payable to Community National Trust III	3,609,000	-
Market Value Discount per ASC 805	(2,529,562)	-
	$40,257,438	$36,085,000

At acquisition, the fair value of Community National’s junior subordinated debentures totaled $4,125,175 which resulted in a discount of $2,576,825. The discount is accreted as interest expense on a level yield basis over the expected remaining term of the junior subordinated debentures.

A schedule of the Company’s non-consolidated subsidiaries formed for the issuance of trust preferred securities including the amounts outstanding as of September 30, 2013 and December 31, 2012, is as follows:

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 9/30/2013	Interest Rate as of 12/31/2012

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR	3.12%	3.21%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.12%	3.21%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.07%	2.14%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR	1.82%	1.89%
Community National Statutory Trust II	September 2004	3,093,000	2.17% over 3-month LIBOR	2.42%	N/A
Community National Statutory Trust III	March 2007	3,609,000	1.75% over 3-month LIBOR	2.00%	N/A
		$42,787,000	Weighted Average Rate	2.54%	2.68%

Securities issued by all of the trusts listed above mature 30 years from the date of issuance, but all are currently callable at par at any time.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 6 - EARNINGS PER SHARE

The following information was used in the computation of earnings per share on a basic and diluted basis:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income	$3,811,944	$3,184,510	$11,122,319	$9,860,738
Less: Net income attributable to noncontrolling interests	-	127,177	-	494,431
Net income attributable to QCR Holdings, Inc.	$3,811,944	$3,057,333	$11,122,319	$9,366,307

Less: Preferred stock dividends	810,837	810,837	2,432,512	2,685,248
Net income attributable to QCR Holdings, Inc. common stockholders	$3,001,107	$2,246,496	$8,689,807	$6,681,059

Earnings per common share attributable to QCR Holdings, Inc. common stockholders
Basic	$0.52	$0.45	$1.62	$1.37
Diluted	$0.51	$0.44	$1.59	$1.35

Weighted average common shares outstanding	5,806,019	4,978,699	5,375,557	4,871,626
Weighted average common shares issuable upon exercise of stock options and under the employee stock purchase plan	109,260	101,589	106,741	66,888
Weighted average common and common equivalent shares outstanding	5,915,279	5,080,288	5,482,298	4,938,514

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

The Company’s primary segment, Commercial Banking, is geographically divided by markets into the secondary segments which are the four subsidiary banks wholly-owned by the Company: QCBT, CRBT, RB&T, and CNB (which was acquired on May 13, 2013 and merged with and into CRBT on October 26, 2013). Each of these secondary segments offers similar products and services, but is managed separately due to different pricing, product demand, and consumer markets. Each offers commercial, consumer, and mortgage loans and deposit services.

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

Selected financial information on the Company’s business segments is presented as follows for the three and nine months ended September 30, 2013 and 2012.

	Commercial Banking
	Quad City Bank & Trust	Cedar Rapids Bank & Trust	Rockford Bank & Trust	Community National Bank	Wealth Management	All Other	Intercompany Eliminations	Consolidated Total
Three Months Ended September 30, 2013
Total revenue	$12,610,738	$6,614,689	$3,457,684	$3,391,981	$1,946,795	$5,398,152	$(5,489,143)	$27,930,896
Net interest income	$8,494,707	$4,100,494	$2,421,255	$2,782,513	$-	$(488,633)	$-	$17,310,336
Net income attributable to QCR Holdings, Inc.	$2,541,293	$1,626,220	$445,521	$315,587	$458,813	$3,811,944	$(5,387,434)	$3,811,944
Total assets	$1,248,417,915	$651,239,436	$333,804,180	$276,428,086	$-	$214,875,126	$(239,050,305)	$2,485,714,438
Provision for loan/lease losses	$674,984	$-	$112,000	$580,000	$-	$-	$-	$1,366,984
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$-	$3,222,688
Core deposit intangible	$-	$-	$-	$3,311,073	$-	$-	$-	$3,311,073

Three Months Ended September 30, 2012
Total revenue	$11,643,674	$6,706,485	$2,897,098	$-	$1,490,297	$4,542,612	$(3,675,459)	$23,604,707
Net interest income	$8,602,967	$4,027,693	$2,368,483	$-	$-	$(369,625)	$-	$14,629,518
Net income attributable to QCR Holdings, Inc.	$2,586,303	$1,532,946	$(313,019)	$-	$108,950	$3,077,515	$(3,935,362)	$3,057,333
Total assets	$1,134,296,418	$587,057,961	$299,947,837	$-	$-	$196,448,244	$(193,804,388)	$2,023,946,072
Provision for loan/lease losses	$350,194	$300,000	$846,000	$-	$-	$-	$-	$1,496,194
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$-	$3,222,688

Nine Months Ended September 30, 2013
Total revenue	$36,476,985	$20,011,520	$10,291,554	$4,900,023	$5,488,081	$16,570,031	$(14,977,630)	$78,760,564
Net interest income	$25,371,337	$11,897,163	$7,160,723	$4,008,125	$-	$(1,227,643)	$-	$47,209,705
Net income attributable to QCR Holdings, Inc.	$6,989,589	$4,971,503	$1,261,243	$458,786	$1,000,558	$11,122,319	$(14,681,679)	$11,122,319
Total assets	$1,248,417,915	$651,239,436	$333,804,180	$276,428,086	$-	$214,875,126	$(239,050,305)	$2,485,714,438
Provision for loan/lease losses	$2,052,889	$400,000	$912,000	$580,014	$-	$-	$-	$3,944,903
Goodwill	$3,222,688	$-	$-		$-	$-	$-	$3,222,688
Core deposit intangible	$-	$-	$-	$3,311,073	$-	$-	$-	$3,311,073

Nine Months Ended September 30, 2012
Total revenue	$36,196,909	$19,829,521	$9,665,950	$-	$4,427,051	$13,533,609	$(13,115,614)	$70,537,426
Net interest income	$25,524,594	$11,691,876	$7,259,522	$-	$-	$(1,127,528)	$-	$43,348,464
Net income attributable to QCR Holdings, Inc.	$7,603,033	$4,214,081	$482,950	$-	$425,356	$9,484,700	$(12,843,813)	$9,366,307
Total assets	$1,134,296,418	$587,057,961	$299,947,837	$-	$-	$196,448,244	$(193,804,388)	$2,023,946,072
Provision for loan/lease losses	$1,138,109	$875,000	$1,312,000	$-	$-	$-	$-	$3,325,109
Goodwill	$3,222,688	$-	$-	$-	$-	$-	$-	$3,222,688

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

●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets measured at fair value on a recurring basis comprise the following at September 30, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2013:
Securities available for sale:
U.S. govt. sponsored agency securities	$367,524,887	$-	$367,524,887	$-
Residential mortgage-backed and related securities	166,544,470	-	166,544,470	-
Municipal securities	36,459,170	-	36,459,170	-
Other securities	1,808,802	285,214	1,523,588	-
	$572,337,329	$285,214	$572,052,115	$-

December 31, 2012:
Securities available for sale:
U.S. govt. sponsored agency securities	$338,609,371	$-	$338,609,371	$-
Residential mortgage-backed and related securities	163,601,103	-	163,601,103	-
Municipal securities	26,185,736	-	26,185,736	-
Trust preferred securities	139,400	-	139,400	-
Other securities	1,624,376	234,453	1,389,923	-
	$530,159,986	$234,453	$529,925,533	$-

There were no transfers of assets or liabilities between Levels 1, 2, and 3 of the fair value hierarchy for the three and nine months ended September 30, 2013 and 2012.

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

Assets measured at fair value on a non-recurring basis comprise the following at September 30, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2013:
Impaired loans/leases	$11,239,694	$-	$-	$11,239,694
Other real estate owned	9,175,463	-	-	9,175,463
	$20,415,157	$-	$-	$20,415,157
December 31, 2012:
Impaired loans/leases	$18,054,234	$-	$-	$18,054,234
Other real estate owned	4,270,901	-	-	4,270,901
	$22,325,135	$-	$-	$22,325,135

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitave Information about Level Fair Value Measurments
	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2013:
Impaired loans/leases	$11,239,694	Appraisal of collateral	Appraisal adjustments	-10.00%	to	-40.00%
Other real estate owned	9,175,463	Appraisal of collateral	Appraisal adjustments	-25.00%	to	-50.00%

For the impaired loans/leases and other real estate owned, the Company records carrying value at fair value less disposal or selling costs. The amounts reported in the tables above are fair values before the adjustment for disposal or selling costs.

There have been no changes in valuation techniques used for any assets measured at fair value during the three and nine months ended September 30, 2013 and 2012.

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

The following table presents the carrying values and estimated fair values of financial assets and liabilities carried on the Company’s consolidated balance sheets, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

	Fair Value	As of September 30, 2013		As of December 31, 2012
	Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Cash and due from banks	Level 1	$58,724,270	$58,724,270	$61,568,446	$61,568,446
Federal funds sold	Level 2	48,192,000	48,192,000	26,560,000	26,560,000
Interest-bearing deposits at financial institutions	Level 2	15,862,796	15,862,796	22,359,490	22,359,490
Investment securities:
Held to maturity	Level 3	131,361,845	125,292,362	72,079,385	73,005,706
Available for sale	See Previous Table	572,337,329	572,337,329	530,159,986	530,159,986
Loans/leases receivable, net	Level 3	10,407,124	11,239,694	16,716,883	18,054,234
Loans/leases receivable, net	Level 2	1,506,914,312	1,521,560,306	1,250,745,552	1,262,090,766
Deposits:
Nonmaturity deposits	Level 2	1,295,910,195	1,295,910,195	1,039,572,326	1,039,572,326
Time deposits	Level 2	445,921,780	447,290,000	334,541,774	337,343,000
Short-term borrowings	Level 2	169,259,562	169,259,562	171,082,961	171,082,961
Federal Home Loan Bank advances	Level 2	205,350,000	216,440,000	202,350,000	220,815,000
Other borrowings	Level 2	142,646,212	154,164,000	138,239,762	154,101,000
Junior subordinated debentures	Level 2	40,257,438	27,903,509	36,085,000	18,786,000

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

Part I

Item 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-continued

NOTE 9 – SALES OF CERTAIN BRANCHES OF CNB AND MERGER OF CNB INTO CRBT

On October 4, 2013, the Company finalized the sale of certain assets and liabilities of the two Mason City, Iowa branches of CNB. The detail of the assets and liabilities sold, and resulting gain on sale, is as follows:

As of
ASSETS	October 4, 2013
Cash	$29,905,991
Loans receivable	22,709,735
Premises and equipment	776,782
Core deposit intangible	910,415
Other assets	68,456
Total assets sold	$54,371,379

LIABILITIES
Deposits	$55,191,930
Other liabilities	53,422
Total liabilties sold	$55,245,352

Gain on sale, pre-tax	$873,973

On October 11, 2013, the Company finalized the sale of certain assets and liabilities of the two Austin, Minnesota branches of CNB. The detail of the assets and liabilities sold, and resulting gain on sale, is as follows:

As of
ASSETS	October 11, 2013
Cash	$519,627
Loans receivable	31,749,135
Premises and equipment	1,597,040
Core deposit intangible	480,347
Other assets	70,443
Total assets sold	$34,416,592

LIABILITIES
Deposits	$35,830,168
Other liabilities	46,668
Total liabilties sold	$35,876,836

Gain on sale, pre-tax	$1,460,244

On October 26, 2013, the remaining branch offices of CNB merged with and into CRBT. CNB’s merged branch offices will operate as a division of CRBT under the name “Community Bank & Trust.”

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

●

CRBT commenced operations in 2001 and provides full-service commercial and consumer banking, and trust and asset management services to Cedar Rapids, Iowa and adjacent communities through its main office located on First Avenue in downtown Cedar Rapids, Iowa and its branch facility located on Council Street in northern Cedar Rapids. Previously, CRBT had provided residential real estate mortgage lending services through its 50%-owned joint venture, Cedar Rapids Mortgage Company. During the first quarter of 2013, CRBT and the partner mutually terminated the joint venture. CRBT continues to provide residential real estate mortgage lending services through its consumer banking division. On October 26, 2013, CNB merged with and into CRBT. CNB’s merged branch offices will operate as a division of CRBT under the name “Community Bank & Trust.” See below and Note 9 to the Company’s Consolidated Financial Statements for further discussion on CNB.

●

RB&T commenced operations in January 2005 and provides full-service commercial and consumer banking, and trust and asset management services, to Rockford, Illinois and adjacent communities through its main office located on Guilford Road at Alpine Road in Rockford and its branch facility in downtown Rockford.

●

CNB commenced operations in 1997 and historically provided full-service commercial and consumer banking, and trust and asset management services, to Cedar Falls, Mason City, and Waterloo, Iowa and Austin, Minnesota. As of September 30, 2013, CNB had a total of eight branch facilities with four in the Waterloo/Cedar Falls area which is where CNB is headquartered, two in Mason City, and two in Austin. On October 4, 2013, the Company finalized the sale of the two branches in Mason City. On October 11, 2013, the Company finalized the sale of the two branches in Austin. On October 26, 2013, CNB merged with and into CRBT. CNB’s merged branch offices will operate as a division of CRBT under the name “Community Bank & Trust.” See further information in Note 9 to the Company’s Consolidated Financial Statements.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

OVERVIEW

The Company recognized net income and net income attributable to QCR Holdings, Inc. of $3.8 million for the quarter ended September 30, 2013. After preferred stock dividends of $811 thousand, the Company reported net income attributable to common stockholders of $3.0 million, or diluted earnings per common share of $0.51. By comparison, for the third quarter of 2012, the Company recognized net income of $3.2 million and net income attributable to QCR holdings, Inc. of $3.1 million, which excludes the net income attributable to noncontrolling interests of $127 thousand. After preferred stock dividends of $811 thousand, the Company reported net income attributable to common stockholders of $2.2 million, or diluted earnings per common share of $0.44. For the first three quarters of 2013, the Company recognized net income and net income attributable to QCR Holdings, Inc. of $11.1 million, or diluted earnings per share of $1.59 after preferred stock dividends of $2.4 million. This was an increase of $1.8 million, or 19%, over the same period of 2012.

Following is a table that represents the various net income measurements for the Company.

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net income	$3,811,944	$3,184,510	$11,122,319	$9,860,738
Less: Net income attributable to noncontrolling interests	-	127,177	-	494,431
Net income attributable to QCR Holdings, Inc.	$3,811,944	$3,057,333	$11,122,319	$9,366,307

Less: Preferred stock dividends	810,837	810,837	2,432,512	2,685,248
Net income attributable to QCR Holdings, Inc. common stockholders	$3,001,107	$2,246,496	$8,689,807	$6,681,059

Diluted earnings per common share	$0.51	$0.44	$1.59	$1.35

Weighted average common and common equivalent shares outstanding	5,915,279	5,080,288	5,482,298	4,938,514

Following is a table that represents the major income and expense categories for the Company.

	For the three months ended			For the nine months ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net interest income	$17,310,336	$15,708,052	$14,629,518	$47,209,705	$43,348,464
Provision for loan/lease losses	(1,366,984)	(1,520,137)	(1,496,194)	(3,944,903)	(3,325,109)
Noninterest income	5,934,653	6,948,756	4,117,182	18,087,438	12,141,569
Noninterest expense	(17,027,268)	(15,234,349)	(13,031,517)	(46,220,117)	(38,878,680)
Federal and state income tax	(1,038,793)	(1,857,091)	(1,034,479)	(4,009,804)	(3,425,506)
Net income	$3,811,944	$4,045,231	$3,184,510	$11,122,319	$9,860,738

With the acquisition of Community National and CNB on May 13, 2013, the Company’s third quarter results include the first full quarter of CNB’s earnings. Specifically, CNB recognized net income of $592 thousand.

In comparing quarter-over-quarter, following are some noteworthy fluctuations:

●	Net interest income grew $1.6 million, or 10%, propelled by the addition of CNB for its first full quarter as well as modest organic growth in earning assets.
●

Excluding the bargain purchase gain of $1.8 million on the Community National acquisition recognized in the second quarter, noninterest income increased $827 thousand, or 16%, led by wealth management and deposit service fee income.

●	The Company incurred $1.8 million more in noninterest expenses as a result of the first full quarter of CNB’s existing cost structure.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NET INTEREST INCOME

Net interest income, on a tax equivalent basis, increased $2.7 million, or 18%, to $18.0 million for the quarter ended September 30, 2013, from $15.3 million for the same period of 2012. The increase in net interest income was primarily driven by the addition of CNB for the first full quarter. Included in CNB’s net interest income for the third quarter was $592 thousand of net accretion of the market value adjustments recorded upon acquisition.

A comparison of yields, spread and margin from the third quarter of 2013 to the third quarter of 2012 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets decreased 34 basis points.
●	The average cost of interest-bearing liabilities decreased 27 basis points.
●	The net interest spread declined 7 basis points from 2.88% to 2.81%.
●	The net interest margin declined 13 basis points from 3.20% to 3.07%.

Net interest income, on a tax equivalent basis, increased $4.3 million, or 10%, to $49.1 million for the first nine months of 2013, from $44.8 million for the same period of 2012. The increase in net interest income was driven primarily by the addition of CNB for the first full quarter. Exclusive of CNB, the Company was still successful in growing net interest income. This was the result of organic loan/lease growth and continued reductions in the cost of deposits as well as growth in noninterest bearing deposits more than offsetting the impact of declining yields on loans which have slowed.

A comparison of yields, spread and margin from the first nine months of 2013 to the same period of 2012 is as follows (on a tax equivalent basis):

●	The average yield on interest-earning assets decreased 38 basis points.
●	The average cost of interest-bearing liabilities decreased 27 basis points.
●	The net interest spread declined 11 basis points from 2.85% to 2.74%.
●	The net interest margin declined 15 basis points from 3.18% to 3.03%.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company’s average balances, interest income/expense, and rates earned/paid on major balance sheet categories, as well as the components of change in net interest income, are presented in the following tables:

	For the three months ended September 30,
	2013			2012
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$24,208	$9	0.15%	$6,199	$3	0.19%
Interest-bearing deposits at financial institutions	40,416	73	0.72%	33,446	76	0.90%
Investment securities (1)	717,195	4,043	2.24%	619,650	3,930	2.52%
Restricted investment securities	16,279	144	3.51%	15,419	132	3.41%
Gross loans/leases receivable (1) (2) (3)	1,529,771	18,440	4.78%	1,227,326	16,002	5.19%

Total interest earning assets	$2,327,869	22,709	3.87%	$1,902,040	20,143	4.21%

Noninterest-earning assets:
Cash and due from banks	$44,349			$38,376
Premises and equipment	39,067			31,401
Less allowance for estimated losses on loans/leases	(21,401)			(18,922)
Other	66,283			77,314

Total assets	$2,456,167			$2,030,209

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$759,851	625	0.33%	$557,216	625	0.45%
Time deposits	452,751	769	0.67%	357,734	864	0.96%
Short-term borrowings	144,606	57	0.16%	164,775	60	0.14%
Federal Home Loan Bank advances	205,613	1,705	3.29%	201,328	1,810	3.58%
Junior subordinated debentures	40,222	329	3.25%	36,085	261	2.88%
Other borrowings	142,697	1,201	3.34%	138,105	1,238	3.57%

Total interest-bearing liabilities	$1,745,740	4,686	1.06%	$1,455,243	4,858	1.33%

Noninterest-bearing demand deposits	$525,708			$406,597
Other noninterest-bearing liabilities	38,681			29,147
Total liabilities	$2,310,129			$1,890,987

Stockholders' equity	146,038			139,222

Total liabilities and stockholders' equity	$2,456,167			$2,030,209

Net interest income		$18,023			$15,285

Net interest spread			2.81%			2.88%

Net interest margin			3.07%			3.20%

Ratio of average interest-earning assets to average interest-bearing liabilities	133.35%			130.70%

(1)	Interest earned and yields on nontaxable investment securities and nontaxable loans are determined on a tax equivalent basis using a 34% tax rate.

(2)	Loan/lease fees are not material and are included in interest income from loans/leases receivable in accordance with accounting and regulatory guidance.

(3)	Non-accrual loans/leases are included in the average balance for gross loans/leases receivable in accordance with accounting and regulatory guidance.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Analysis of Changes of Interest Income/Interest Expense

For the three months ended September 30, 2013

	Inc./(Dec.) from	Components of Change (1)
	Prior Period	Rate	Volume
	2013 vs. 2012
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$6	$(5)	$11
Interest-bearing deposits at financial institutions	(3)	(65)	62
Investment securities (2)	113	(2,016)	2,129
Restricted investment securities	12	4	8
Gross loans/leases receivable (3) (4)	2,438	(6,957)	9,395

Total change in interest income	$2,566	$(9,039)	$11,605

INTEREST EXPENSE
Interest-bearing deposits	$-	$(768)	$768
Time deposits	(95)	(1,017)	922
Short-term borrowings	(3)	22	(25)
Federal Home Loan Bank advances	(105)	(325)	220
Junior subordinated debentures	68	36	32
Other borrowings	(37)	(240)	203

Total change in interest expense	$(172)	$(2,292)	$2,120

Total change in net interest income	$2,738	$(6,747)	$9,485

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	For the nine months ended September 30,
	2013			2012
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
	(dollars in thousands)
ASSETS
Interest earning assets:
Federal funds sold	$11,656	$13	0.15%	$2,066	$3	0.19%
Interest-bearing deposits at financial institutions	37,803	194	0.69%	51,430	288	0.75%
Investment securities (1)	693,547	11,742	2.26%	603,756	10,890	2.41%
Restricted investment securities	16,075	399	3.32%	15,327	378	3.29%
Gross loans/leases receivable (1) (2) (3)	1,409,067	50,221	4.77%	1,212,324	48,307	5.32%

Total interest earning assets	2,168,147	62,569	3.86%	$1,884,903	59,866	4.24%

Noninterest-earning assets:
Cash and due from banks	$42,016			$39,764
Premises and equipment	35,322			31,533
Less allowance for estimated losses on loans/leases	(21,272)			(19,005)
Other	72,292			76,330

Total assets	$2,296,505			$2,013,525

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits	$651,896	1,430	0.29%	$543,723	2,090	0.51%
Time deposits	400,844	2,257	0.75%	352,606	2,744	1.04%
Short-term borrowings	171,838	225	0.18%	174,578	203	0.16%
Federal Home Loan Bank advances	208,319	5,164	3.31%	204,209	5,503	3.60%
Junior subordinated debentures	39,235	832	2.84%	36,085	787	2.91%
Other borrowings	140,333	3,555	3.39%	136,884	3,720	3.63%

Total interest-bearing liabilities	$1,612,464	13,463	1.12%	$1,448,085	15,047	1.39%

Noninterest-bearing demand deposits	$505,017			$396,031
Other noninterest-bearing liabilities	34,393			27,080
Total liabilities	$2,151,874			$1,871,196

Stockholders' equity	144,631			142,329

Total liabilities and stockholders' equity	$2,296,505			$2,013,525

Net interest income		$49,106			$44,819

Net interest spread			2.74%			2.85%

Net interest margin			3.03%			3.18%

Ratio of average interest-earning assets to average interest-bearing liabilities	134.46%			130.17%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Analysis of Changes of Interest Income/Interest Expense

For the nine months ended September 30, 2013

	Inc./(Dec.) from	Components of Change (1)
	Prior Period	Rate	Volume
	2013 vs. 2012
	(dollars in thousands)
INTEREST INCOME
Federal funds sold	$10	$(1)	$11
Interest-bearing deposits at financial institutions	(94)	(22)	(72)
Investment securities (2)	852	(1,005)	1,857
Restricted investment securities	21	3	18
Gross loans/leases receivable (3) (4)	1,914	(7,463)	9,377

Total change in interest income	$2,703	$(8,488)	$11,191

INTEREST EXPENSE
Interest-bearing deposits	$(660)	$(1,209)	$549
Time deposits	(487)	(996)	509
Short-term borrowings	22	27	(5)
Federal Home Loan Bank advances	(339)	(506)	167
Junior subordinated debentures	45	(32)	77
Other borrowings	(165)	(302)	137

Total change in interest expense	$(1,584)	$(3,018)	$1,434

Total change in net interest income	$4,287	$(5,470)	$9,757

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

Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for estimated losses on loans/leases (“allowance”). The Company’s allowance methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans/leases, and other factors. Quantitative factors also incorporate known information about individual loans/leases, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest, and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan/lease structure, existing loan/lease policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Management may report a materially different amount for the provision in the statement of income to change the allowance if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion in the section entitled “Financial Condition” of this Management’s Discussion and Analysis that discusses the allowance. Although management believes the level of the allowance as of September 30, 2013 was adequate to absorb losses inherent in the loan/lease portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income grew $2.5 million, or 13%, comparing the third quarter of 2013 to the same period of 2012. For the first nine months of 2013, interest income increased $2.3 million, or 4%, compared to the same period of 2012. Excluding CNB’s interest income ($3.1 million for the third quarter of 2013 and $4.4 million since acquisition), the trend in declining interest income continued as the effect of declines in loan and securities yields, caused primarily by the continuing low interest rate environment, more than offset the growth in loans and securities. The Company continues to focus on diversifying its securities portfolio, including increasing its portfolio of agency-sponsored mortgage-backed securities as well as municipal securities, in an effort to increase interest income. Of the latter, all are located in the Midwest with strong underwriting conducted before investment.

The Company intends to continue to grow quality loans and leases as well as to diversify the securities portfolio to maximize yield while minimizing credit and interest rate risk.

INTEREST EXPENSE

Interest expense for the third quarter of 2013 declined $172 thousand, or 4%, from the third quarter of 2012. For the first nine months of 2013, the Company’s interest expense fell $1.6 million, or 11%, compared to the first nine months of 2012. CNB’s interest expense ($301 thousand for the third quarter of 2013, and $416 thousand since acquisition) was mostly cost of deposits as CNB has no long-term borrowings. The Company has been successful in maintaining pricing discipline on deposits and decreasing the cost of borrowings, which has contributed to the decline in interest expense. Management has placed a strong focus on reducing the reliance on long-term wholesale funding as it tends to be higher cost than deposits. In recent years, the majority of maturing wholesale funds have not been replaced, or, to a lesser extent, have been replaced at significantly reduced cost. Additionally, in recent years, the Company has been successful in modifying a portion of its wholesale funding portfolio which serves to reduce interest expense through extending maturities while minimizing the exposure to rising rates.

Management continues to consider strategies to accelerate the reduction of the reliance on wholesale funding and continue the shift in mix to a funding base consisting of a higher percentage of core deposits, including noninterest-bearing deposits. An important consideration to these strategies is the impact on the Company’s interest rate risk position as some of its wholesale funding was originally borrowed to help strengthen the Company’s net interest income in rising interest rate scenarios.

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

Provision totaled $1.4 million for the third quarter of 2013, which was down $153 thousand from the prior quarter, and down $129 thousand from the third quarter of 2012. For the first nine months of 2013, the Company’s provision totaled $3.9 million, which was an increase of $620 thousand, or 19%, from the same period of 2012. With the provision of $1.4 million more than offsetting the net charge-offs totaling $461 thousand (only three basis points of average loans/leases during the current quarter), the Company’s allowance grew to $22.1 million at September 30, 2013. As of September 30, 2013, the Company’s allowance to total loans/leases was 1.43%, which was up from 1.38% at June 30, 2013, and down from 1.56% at September 30, 2012. In accordance with generally accepted accounting principles for acquisition accounting, the acquired CNB loans were recorded at fair value; therefore, there was no allowance associated with CNB’s loans at acquisition. Further, the Company’s allowance to total nonperforming loans/leases was 89% at September 30, 2013, which was up from 71% at June 30, 2013, and up from 81% at September 30, 2012.

A more detailed discussion of the Company’s allowance can be found in the “Financial Condition” section of this report.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONINTEREST INCOME

The following tables set forth the various categories of noninterest income for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended
	September 30, 2013	September 30, 2012	$ Change	% Change

Trust department fees	$1,312,349	$914,586	$397,763	43.5%
Investment advisory and management fees	634,446	575,711	58,735	10.2
Deposit service fees	1,228,685	847,343	381,342	45.0
Gains on sales of residential real estate loans	184,596	424,255	(239,659)	(56.5)
Gains on sales of government guaranteed portions of loans	338,338	260,291	78,047	30.0
Earnings on bank-owned life insurance	466,028	399,925	66,103	16.5
Credit card fees, net of processing costs	57,538	140,542	(83,004)	(59.1)
Subtotal	$4,221,980	$3,562,653	$659,327	18.5
Losses on other real estate owned, net	(36,745)	(745,799)	709,054	(95.1)
Securities gains	416,936	-	416,936	100.0
Other	1,332,482	1,300,328	32,154	2.5
Total noninterest income	$5,934,653	$4,117,182	$1,817,471	44.1%

	Nine Months Ended
	September 30, 2013	September 30, 2012	$ Change	% Change

Trust department fees	$3,549,200	$2,650,552	$898,648	33.9%
Investment advisory and management fees	1,938,881	1,776,499	162,382	9.1
Deposit service fees	3,190,731	2,626,822	563,909	21.5
Gains on sales of residential real estate loans	722,368	987,021	(264,653)	(26.8)
Gains on sales of government guaranteed portions of loans	1,949,300	978,936	970,364	99.1
Earnings on bank-owned life insurance	1,328,598	1,196,987	131,611	11.0
Credit card fees, net of processing costs	192,509	409,730	(217,221)	(53.0)
Subtotal	$12,871,587	$10,626,547	$2,245,040	21.1
Losses on other real estate owned, net	(566,714)	(1,324,468)	757,754	(57.2)
Securities gains	433,396	104,600	328,796	314.3
Bargain purchase gain on Community National acquisition	1,841,385	-	1,841,385	100.0
Other	3,507,784	2,734,890	772,894	28.3
Total noninterest income	$18,087,438	$12,141,569	$5,945,869	49.0%

Trust department fees continue to be a significant contributor to noninterest income. Trust department fees grew 44% from the third quarter of 2012 to the third quarter of 2013. For the first nine months of 2013, trust department fees were up 34% compared to the same period of 2012. Part of the increase stems from the addition of CNB’s trust department as CNB recognized $298 thousand of trust department fees for the third quarter and $462 thousand since acquisition. The majority of the trust department fees are determined based on the value of the investments within the managed trusts. As markets have strengthened with the national economy’s continued recovery from recession, the Company’s fee income has experienced similar growth. Additionally, the Company has been successful in expanding its customer base, which has helped to drive the recent increases in fee income.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In recent years, the Company has placed a stronger emphasis on growing its investment advisory and management services. Part of this initiative has been to restructure the Company’s Wealth Management Division to allow for more efficient delivery of products and services through selective additions of talent as well as the leverage of and collaboration among existing resources (including the aforementioned trust department). Fee income for investment advisory and management services grew 10% comparing the third quarter of 2013 to the same period of 2012, and grew 9% in the first nine months of 2013 over the first nine months of 2012. CNB did not provide investment advisory and management services; however, the Company expects to leverage its existing infrastructure to efficiently offer these services in the communities served by CNB. Similar to trust department fees, these fees are largely determined based on the value of the investments managed. Continued expansion of the customer base in the Company’s legacy markets has helped drive the recent increases in fee income.

As management focuses on growing fee income, expanding market share in trust and investment advisory services across all of the Company’s markets will continue to be a primary strategic focus.

Deposit service fees have generally expanded over the past several years. This expansion continued into the third quarter of 2013 with increases of 45% quarter-over-quarter and 22% year-over-year. CNB’s deposit service fees for the third quarter were $239 thousand and $364 thousand since acquisition. Excluding CNB, the Company organically grew deposit service fees in the third quarter and over the first nine months of 2013. The Company continued its emphasis on shifting the mix of deposits from brokered and retail time deposits to non-maturity demand deposits. With this shift in mix, the Company has increased the number of demand deposit accounts, which tend to be lower in interest cost and higher in service fees. The Company plans to continue this shift in mix and to further focus on growing deposit service fees.

Gains on sales of residential real estate loans fell 57% comparing third quarter of 2013 to third quarter of 2012, and were down 27% year-over-year. With the sustained historically low interest rate environment, refinancing activity has slowed as most of the Company’s existing and prospective customers have already executed a refinancing.

Gains on sales of government guaranteed portions of loans were up 30% quarter-over-quarter and up 99% year-over-year. As one of its core strategies, the Company continues to leverage its small business lending expertise by taking advantage of programs offered by the Small Business Administration (“SBA”) and the United States Department of Agriculture (“USDA”). The Company’s portfolio of government guaranteed loans has grown as a direct result of the Company’s strong expertise in SBA and USDA lending. In some cases, it is more beneficial for the Company to sell the government guaranteed portions of the loans on the secondary market for a premium rather than retain the loans in the Company’s portfolio. Sales activity for government guaranteed portions of loans tends to fluctuate depending on the demand for small business loans that fit the criteria for the government guarantee. Further, some of the transactions can be large and, as the gain is determined as a percentage of the guaranteed amount, the resulting gain on sale can be large. Lastly, a strategy for improved pricing is packaging loans together for sale. From time to time, the Company may execute on this strategy, which may delay the gains on sales of some loans to achieve better pricing. Despite the fluctuation, the Company will continue to focus on growing small business lending and selling the government guaranteed portion as it continues to be beneficial.

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

During the third quarter of 2013, QCBT sold $31.2 million of a mix of government-sponsored residential mortgage backed securities, government-sponsored agency securities, and one smaller individual trust preferred security at a pre-tax gain on sale of $417 thousand. In turn, QCBT reinvested the sales proceeds back into a blend of government-sponsored agency and residential mortgage-backed securities at a higher yield with modest duration extension.

In accordance with acquisition accounting rules, the Company recognized a bargain purchase gain of $1.8 million in recording the acquisition of Community National. The Company adjusted the acquired assets and assumed liabilities to fair value as determined by an independent valuation specialist. The gain resulted primarily from the recording of a core deposit intangible based on the value of the acquired deposit portfolio, and the recognition of a discount on the trust preferred securities that were previously issued by Community National and were assumed by the Company in the transaction. Net of other more modest valuation adjustments, and the resulting deferred income tax liabilities, the $1.8 million bargain purchase gain was included in noninterest income. See Note 2 to the Consolidated Financial Statements for additional information regarding the Company’s acquisition of Community National.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the various categories of other noninterest income for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended
	September 30, 2013	September 30, 2012	$ Change	% Change

Debit card fees	$265,000	$239,600	$25,400	10.6%
Fees on interest rate swaps on commercial loans	44,240	93,600	(49,360)	(52.7)
Miscellaneous	1,023,242	967,128	56,114	5.8
Other noninterest income	$1,332,482	$1,300,328	$32,154	2.5%

	Nine Months Ended
	September 30, 2013	September 30, 2012	$ Change	% Change

Gain on sale of credit card portfolio	$495,405	$-	$495,405	100.0%
Gain on sale of credit card issuing operations	355,268	-	355,268	100.0
Debit card fees	752,100	729,200	22,900	3.1
Fees on interest rate swaps on commercial loans	50,960	300,240	(249,280)	(83.0)
Miscellaneous	1,854,051	1,705,450	148,601	8.7
Other noninterest income	$3,507,784	$2,734,890	$772,894	28.3%

During the first quarter of 2013, QCBT sold its credit card loan portfolio for a pre-tax gain on sale of $495 thousand. In addition, QCBT sold its credit card issuing operations to the same purchaser for a pre-tax gain on sale of $355 thousand. The latter was the primary reason for the decline in the credit card fees, net of processing costs, during the first half of 2013.

In recent years as a result of the sustained historically low interest rate environment, CRBT has introduced the execution of interest rate swaps on select commercial loans. The interest rate swaps allow the commercial borrowers to pay a fixed interest rate while CRBT receives a variable interest rate as well as an upfront fee dependent upon the pricing. Management believes that these swaps help position CRBT more favorably for rising rate environments. Management will continue to review opportunities to execute these swaps at all of its subsidiary banks as the circumstances are appropriate for the borrower and the Company.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONINTEREST EXPENSE

The following tables set forth the various categories of noninterest expense for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended
	September 30, 2013	September 30, 2012	$ Change	% Change

Salaries and employee benefits	$9,802,712	$8,201,323	$1,601,389	19.5%
Occupancy and equipment expense	1,914,996	1,459,901	455,095	31.2
Professional and data processing fees	1,902,799	1,065,780	837,019	78.5
FDIC and other insurance	712,954	599,422	113,532	18.9
Loan/lease expense	396,477	273,166	123,311	45.1
Advertising and marketing	406,085	437,130	(31,045)	(7.1)
Postage and telephone	276,580	190,868	85,712	44.9
Stationery and supplies	143,226	139,592	3,634	2.6
Bank service charges	306,539	211,378	95,161	45.0
Subtotal	$15,862,368	$12,578,560	$3,283,808	26.1
Acquisition and data conversion costs	388,663	-	388,663	100.0
Other	776,237	452,957	323,280	71.4
Total noninterest expense	$17,027,268	$13,031,517	$3,995,751	30.7%

	Nine Months Ended
	September 30, 2013	September 30, 2012	$ Change	% Change

Salaries and employee benefits	$27,731,628	$24,581,642	$3,149,986	12.8%
Occupancy and equipment expense	4,930,707	4,177,076	753,631	18.0
Professional and data processing fees	4,481,613	3,342,847	1,138,766	34.1
FDIC and other insurance	1,896,255	1,756,493	139,762	8.0
Loan/lease expense	893,436	755,066	138,370	18.3
Advertising and marketing	1,082,694	1,057,246	25,448	2.4
Postage and telephone	752,882	716,050	36,832	5.1
Stationery and supplies	404,614	417,769	(13,155)	(3.1)
Bank service charges	866,379	609,599	256,780	42.1
Subtotal	$43,040,208	$37,413,788	$5,626,420	15.0
Acquisition and data conversion costs	1,177,567	-	1,177,567	100.0
Other-than-temporary impairment losses on securities	-	62,400	(62,400)	(100.0)
Other	2,002,342	1,402,492	599,850	42.8
Total noninterest expense	$46,220,117	$38,878,680	$7,341,437	18.9%

Management places a strong emphasis on overall cost containment and is committed to improving the Company’s general efficiency. The addition of CNB’s cost structure impacts the Company’s noninterest expenses. Management fully intends to continue to execute the integration plan for CNB over the next few quarters and increase efficiency and realize cost savings.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Salaries and employee benefits, which is the largest component of noninterest expense, increased from the third quarter of 2012 to the third quarter of 2013 by 20%, and increased from the first nine months of 2012 to the first nine months of 2013 by 13%. This increase was largely the result of:

●	Addition of CNB’s cost structure for the first full quarter. Specifically, CNB incurred salaries and benefits cost of $1.3 million for the third quarter of 2013 and $2.0 million since acquisition.
●	Customary annual salary and benefits increases for the majority of the Company’s employee base in 2013.
●	Continued increases in health insurance-related employee benefits for the majority of the Company’s employee base.
●	Higher accrued incentive compensation based on improved financial performance for the first nine months of 2013.
●

Targeted talent additions in early 2012. Specifically, the Company added four business development officers (three in the Wealth Management Division and one in the Correspondent Banking Division) in an effort to continue to grow market share.

Occupancy and equipment expense increased from the prior year with the purchases of additional technology for enhanced customer service and for improved fraud detection and prevention systems. In addition, the largest branch office of RB&T was renovated to allow for existing and future expansion. Lastly, CNB’s occupancy and equipment expense totaled $253 thousand for the third quarter of 2013 and $384 thousand since acquisition.

Professional and data processing fees increased quarter-over-quarter and year-over-year due to the addition of CNB’s cost structure and increased legal fees for a longstanding legal matter concerning a past nonperforming loan that experienced increased litigation activity in 2013. The Company, the plaintiff on the litigation, was awarded judgement in an amount to be paid by the defendant.

FDIC and other insurance expense has generally fallen over the past several years since the FDIC modified its assessment calculation to more closely align with bank performance and risk. CNB incurred FDIC and other insurance expense of $76 thousand for the third quarter of 2013 and $115 thousand since acquisition. Excluding CNB, the remaining increases were modest.

Bank service charges, which include costs incurred to provide services to QCBT’s correspondent banking customer portfolio, have increased over the past several quarters. The increase is due, in large part, to the success QCBT has had in growing its correspondent banking customer portfolio over the recent years.

With the acquisition of Community National on May 13, 2013, the Company incurred acquisition and data conversion costs totaling $389 thousand for the third quarter of 2013, and $1.2 million for the first nine months of 2013. In accordance with generally accepted accounting principles, the Company expensed these costs as incurred. With the conversion of CNB’s systems set to occur in the fourth quarter of 2013, management expects to incur further acquisition and data conversion costs.

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

INCOME TAXES

The provision for income taxes totaled $1.0 million, or an effective tax rate of 21%, for the third quarter of 2013 compared to $1.0 million, or an effective tax rate of 25%, for the same quarter in 2012. The decline in effective tax rate quarter-over-quarter was the direct result of continued growth in nontaxable income from increased investment in tax exempt municipal securities, as the Company has nearly doubled its position from September 30, 2012 to September 30, 2013.

For the first nine months of 2013, provision for income taxes totaled $4.0 million, or an effective tax rate of 27%, compared to $3.4 million, or an effective tax rate of 26%, for the first nine months of 2012. As the acquisition costs are capitalized for tax purposes, the Company’s taxable income is not reduced for these costs. Data conversion costs are deductible for tax purposes. The majority of the costs incurred in the third quarter of 2013 were related to data conversion. The acquisition costs incurred for the year to date have offset the impact of the shift in the proportion of nontaxable to taxable income as described above. The net result is a slight increase in the effective tax rate year-over-year.

FINANCIAL CONDITION

Following is a table that represents the major categories of the Company’s balance sheet.

	As of
	September 30, 2013		December 31, 2012		September 30, 2012
	(dollars in thousands)

	Amount	%	Amount	%	Amount	%
Cash, federal funds sold, and interest-bearing deposits	$122,779	5%	$110,488	5%	$95,727	5%
Securities	703,699	28%	602,239	29%	591,351	29%
Net loans/leases	1,517,321	61%	1,267,462	61%	1,224,875	61%
Other assets	141,915	6%	113,541	5%	111,993	5%
Total assets	$2,485,714	100%	$2,093,730	100%	$2,023,946	100%

Total deposits	$1,741,832	70%	$1,374,114	66%	$1,343,235	66%
Total borrowings	557,513	22%	547,758	26%	511,561	25%
Other liabilities	38,416	2%	31,424	1%	30,029	2%
Total stockholders' equity	147,953	6%	140,434	7%	139,121	7%
Total liabilities and stockholders' equity	$2,485,714	100%	$2,093,730	100%	$2,023,946	100%

During the third quarter of 2013, the Company’s total assets grew $38.9 million, or 2%, to a total of $2.49 billion. Loan/leases grew slightly at 1% while securities were flat. The Company’s liquid assets (cash and federal funds sold) grew $27.2 million. Most of the asset growth was funded with deposits which grew $25.1 million, or 2%.

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

Following is a breakdown of the Company’s securities portfolio by type, the percentage of unrealized gains (losses) to amortized cost on the total portfolio, and the portfolio duration:

	As of
	September 30, 2013		December 31, 2012		September 30, 2012
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. govt. sponsored agency securities	$367,525	52%	$338,609	57%	$343,244	58%
Residential mortgage-backed and related securities	166,545	24%	163,601	27%	155,691	26%
Municipal securities	166,771	24%	97,615	16%	90,032	15%
Other securities	2,858	0%	2,414	0%	2,384	0%
	$703,699	100%	$602,239	100%	$591,351	100%

As a % of Total Assets	28.31%		28.76%		29.22%
Net Unrealized Gains/(Losses) as a % of Amortized Cost	-3.10%		1.44%		1.70%
Duration (in years)	4.5		2.8		2.7

With the increase in long-term interest rates during the middle of 2013, the Company’s securities portfolio shifted from a net unrealized gain position to a net unrealized loss position. Management expected this shift to occur with the increase in long-term interest rates. Management performs an evaluation of the portfolio quarterly to understand the current market value as well as projections of market value in a variety of rising and falling interest rate scenarios. In addition, management has evaluated those securities with an unrealized loss position to determine whether the loss is derived from credit deterioration or the movement in interest rates. The evaluation determined that there were no securities with other-than-temporary impairment. See the “Critical Accounting Policies” section for further discussion on this evaluation.

The Company has not invested in commercial mortgage-backed securities or pooled trust preferred securities.

See Note 3 to the Consolidated Financial Statements for additional information regarding the Company’s investment securities.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LOANS/LEASES. Total loans/leases grew slightly at 1% during the third quarter of 2013. This marks the 10th consecutive quarter of organic loan/lease growth. Over the past several quarters, the Company has been successful in shifting the mix of its commercial loan portfolio by adding more commercial and industrial loans, owner-occupied commercial real estate loans, and leases and fewer non owner-occupied commercial real estate and construction loans. The addition of CNB’s portfolio helped maintain this shift in mix as CNB’s portfolio mix was similar to the Company’s three legacy banks. The mix of the loan/lease types within the Company’s loan/lease portfolio is presented in the following table.

	As of
	September 30, 2013		December 31, 2012		September 30, 2012
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Commercial and industrial loans	$471,257	31%	$394,244	31%	$355,004	29%
Commercial real estate loans	714,701	46%	593,979	46%	594,904	48%
Direct financing leases	121,268	8%	103,686	8%	102,039	8%
Residential real estate loans	150,825	10%	115,582	9%	112,492	9%
Installment and other consumer loans	77,226	5%	76,720	6%	76,838	6%

Total loans/leases	$1,535,277	100%	$1,284,211	100%	$1,241,277	100%

Plus deferred loan/lease origination costs, net of fees	4,106		3,176		3,015
Less allowance for estimated losses on loans/leases	(22,062)		(19,925)		(19,417)

Net loans/leases	$1,517,321		$1,267,462		$1,224,875

Following was the mix of CNB’s loan portfolio as of September 30, 2013 (dollars in thousands):

	September 30, 2013
	Amount	%
Commercial and industrial loans	$56,572	30%
Commercial real estate loans	103,018	54%
Direct financing leases	-	0%
Residential real estate loans	21,967	12%
Installment and other consumer loans	8,108	4%

Total loans/leases	$189,665	100%

The Company’s levels of qualified small business lending as defined by the U.S. Department of the Treasury (“Treasury”) as part of the Company’s participation in the Small Business Lending Fund (“SBLF”), is discussed later in this section of the Management’s Discussion and Analysis.

As commercial real estate loans are the largest portfolio segment, management places a strong emphasis on monitoring the composition of the Company’s commercial real estate loan portfolio. Management tracks the level of owner-occupied commercial real estate loans versus non owner-occupied loans. Owner-occupied loans are generally considered to have less risk. As of September 30, 2013 and December 31, 2012, approximately 36% and 34%, respectively, of the commercial real estate loan portfolio was owner-occupied. CNB’s portfolio of owner-occupied commercial real estate loans was 45% of total commercial real estate loans as of September 30, 2013. Additionally, CNB only had $4.4 million of commercial construction, land development, and other land loans.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Following is a listing of significant industries within the Company’s commercial real estate loan portfolio as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013		As of December 31, 2012
	Amount	%	Amount	%
	(dollars in thousands)

Lessors of Nonresidential Buildings	$230,692	32%	$178,060	30%
Lessors of Residential Buildings	80,507	11%	61,460	10%
Land Subdivision	29,940	4%	28,854	5%
Hotels	22,808	4%	26,710	4%
New Car Dealers	22,730	3%	27,079	5%
Other *	328,024	46%	271,816	46%

Total Commercial Real Estate Loans	$714,701	100%	$593,979	100%

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

ALLOWANCE FOR ESTIMATED LOSSES ON LOANS/LEASES. Changes in the allowance for the three and nine months ended September 30, 2013 and 2012 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(dollars in thousands)
Balance, beginning	$21,156	$18,725	$19,925	$18,789
Provisions charged to expense	1,367	1,496	3,945	3,325
Loans/leases charged off	(928)	(1,150)	(2,563)	(3,709)
Recoveries on loans/leases previously charged off	467	346	755	1,012
Balance, ending	$22,062	$19,417	$22,062	$19,417

The allowance was $22.1 million at September 30, 2013 compared to $19.9 million at December 31, 2012 and $19.4 million at September 30, 2012. The allowance was determined based on factors that included the overall composition of the loan/lease portfolio, types of loans/leases, past loss experience, loan/lease delinquencies, potential substandard and doubtful credits, economic conditions, collateral positions, governmental guarantees and other factors that, in management’s judgment, deserved evaluation. To ensure that an adequate allowance was maintained, provisions were made based on a number of factors, including the increase/decrease in loans/leases and a detailed analysis of the loan/lease portfolio. The loan/lease portfolio was reviewed and analyzed monthly with specific detailed reviews completed on all loans risk-rated worse than “fair quality” and carrying aggregate exposure in excess of $100 thousand. The adequacy of the allowance for estimated losses on loans/leases is monitored by the loan review staff and reported to management and the board of directors.

The Company’s levels of criticized and classified loans are reported in the following table.

	As of
Internally Assigned Risk Rating *	September 30, 2013	June 30, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands)
Special Mention (Rating 6)	$29,646	$28,728	$22,056	$21,355
Substandard (Rating 7)	50,206	57,895	48,248	49,232
Doubtful (Rating 8)	202	-	-	-
	$80,054	$86,623	$70,304	$70,587

Criticized Loans **	$80,054	$86,623	$70,304	$70,587
Classified Loans ***	$50,408	$57,895	$48,248	$49,232

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

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

At September 30, 2013, CNB had Special Mention loans of $4.6 million, Substandard Loans of $2.7 million, and Doubtful loans of $202 thousand for a total of $7.5 million of criticized loans. Excluding CNB, the Company experienced some increase in criticized and classified loans during the first half of 2013 which translated over to an increase in nonperforming loans. Some of this increase was reversed in the third quarter as criticized loans fell $6.6 million, or 8%.

The following table summarizes the trend in the allowance as a percentage of gross loans/leases and as a percentage of nonperforming loans/leases.

	As of
	September 30, 2013	June 30, 2013	December 31, 2012	September 30, 2012

Allowance / Gross Loans/Leases	1.43%	1.38%	1.55%	1.56%
Allowance / Nonperforming Loans/Leases *	88.51%	70.61%	78.47%	81.10%

*Nonperforming loan/leases consist of nonaccrual loans/leases, accruing loans/leases past due 90 days or more, and accruing troubled debt restructurings.

In accordance with generally accepted accounting principles for acquisition accounting, the acquired CNB loans were recorded at market value; therefore, there was no allowance associated with CNB’s loans at acquisition which caused the drop in the Company’s allowance to total loans/leases during the second quarter of 2013. Further, the Company’s allowance to total nonperforming loans/leases was 89% at September 30, 2013 which was up from all prior periods presented in the table above.

Although management believes that the allowance at September 30, 2013 was at a level adequate to absorb losses on existing loans/leases, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan/lease losses in the future. Unpredictable future events could adversely affect cash flows for both commercial and individual borrowers, which could cause the Company to experience increases in problem assets, delinquencies and losses on loans/leases, and require further increases in the provision. Asset quality is a priority for the Company and its subsidiaries. The ability to grow profitably is in part dependent upon the ability to maintain that quality. The Company continually focuses efforts at its subsidiary banks and leasing company with the intention to improve the overall quality of the Company’s loan/lease portfolio.

See Note 4 to the Consolidated Financial Statements for additional information regarding the Company’s allowance for estimated losses on loans/leases.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NONPERFORMING ASSETS. The table below presents the amounts of nonperforming assets.

	As of September 30, 2013	As of December 31, 2012	As of September 30, 2012	As of December 31, 2011
	(dollars in thousands)

Nonaccrual loans/leases (1) (2)	$22,126	$17,932	$17,731	$18,995
Accruing loans/leases past due 90 days or more	61	159	203	1,111
Troubled debt restructurings - accruing	2,739	7,300	6,009	11,904
Other real estate owned	8,496	3,955	5,003	8,386
Other repossessed assets	255	212	116	109
	$33,677	$29,558	$29,062	$40,505

Nonperforming loans/leases to total loans/leases	1.62%	1.97%	1.92%	2.67%
Nonperforming assets to total loans/leases plus reposessed property	2.18%	2.29%	2.33%	3.35%
Nonperforming assets to total assets	1.35%	1.41%	1.44%	2.06%
Texas ratio (3)	20.44%	18.68%	18.66%	25.58%

(1)	Includes government guaranteed portion of loans, as applicable.
(2)	Includes troubled debt restructurings of $13.7 million at September 30, 2013, $5.7 million at December 31, 2012, $5.7 million at September 30, 2012, and $8.6 million at December 31, 2011.
(3)

Texas Ratio = Nonperforming Assets (excluding Other Repossessed Assets) / Tangible Equity plus Allowance for Estimated Losses on Loans/Leases. Texas Ratio is a non-GAAP financial measure. Management included this ratio as this is considered by many investors and analysts to be a metric with which to analyze and evaluate asset quality. Other companies may calculate this ratio differently.

The large majority of the nonperforming assets consist of nonaccrual loans/leases, accruing troubled debt restructurings (“TDRs”), and OREO. For nonaccrual loans/leases and accruing TDRs, management has thoroughly reviewed these loans/leases and has provided specific allowances as appropriate. Additionally, a portion of several of the nonaccrual loans are guaranteed by the government. At September 30, 2013, government guaranteed amounts of nonaccrual loans totaled approximately $1.1 million, or 5% of the $22.1 million of total nonaccrual loans/leases. OREO is carried at the lower of carrying amount or fair value less costs to sell.

Nonperforming assets at September 30, 2013 were $33.7 million, which were down $390 thousand, or 1%, from June 30, 2013, and up $4.6 million, or 16%, from September 30, 2012. In addition, the ratio of nonperforming assets-to-total assets was 1.35% at September 30, 2013, which was down from 1.41% at December 31, 2012, and down from 1.44% at September 30, 2012. During the quarter, the Company experienced a shift in the mix of nonperforming assets as the Company foreclosed on the properties securing a few nonaccrual loans and shifted approximately $5.0 million from nonaccrual loans to OREO.

The Company’s lending/leasing practices remain unchanged and asset quality remains a top priority for management.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

DEPOSITS. Deposits grew $25.1 million, or 2%, during the third quarter of 2013, and grew $367.7 million, or 27%, during the first nine months of 2013. CNB’s deposits totaled $240.4 million at September 30, 2013. Most of the remaining growth was in noninterest-bearing and interest-bearing demand deposits. The table below presents the composition of the Company’s deposit portfolio.

	As of
	September 30, 2013		December 31, 2012		September 30, 2012
	(dollars in thousands)
	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$515,365	30%	$450,660	33%	$417,284	31%
Interest bearing demand deposits	780,546	45%	587,201	43%	567,578	42%
Time deposits	382,819	22%	290,933	21%	308,083	23%
Brokered time deposits	63,103	4%	45,320	3%	50,290	4%
	$1,741,833	100%	$1,374,114	100%	$1,343,235	100%

The table below presents the composition of CNB’s deposits at September 30, 2013 (dollars in thousands):

	September 30, 2013
	Amount	%
Noninterest bearing demand deposits	$42,045	17%
Interest bearing demand deposits	129,113	54%
Time deposits	58,927	25%
Brokered time deposits	10,277	4%
	$240,362	100%

The Company has been successful in growing its noninterest bearing deposit portfolio over the past few years and this continued in 2013. Most of this growth continues to be derived from QCBT’s correspondent banking business. The continued strength of the noninterest bearing deposit portfolio has provided flexibility to manage down deposit pricing and reduce reliance on higher cost wholesale funds, which has helped drive down the Company’s interest expense.

Additionally, during 2013, the Company’s subsidiary banks (excluding CNB) have been successful in growing their portfolios of time deposits with local municipalities. The average maturity of this portfolio is less than 6 months and the cost has been consistently lower than retail or wholesale alternatives.

BORROWINGS. The subsidiary banks offer short-term repurchase agreements to some of their significant customers. Also, the subsidiary banks purchase federal funds for short-term funding needs from the Federal Reserve Bank or from their correspondent banks. The table below presents the composition of the Company’s short-term borrowings.

	As of
	September 30, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands)
Overnight repurchase agreements with customers	$124,330	$104,943	$114,248
Federal funds purchased	44,930	66,140	26,640
	$169,260	$171,083	$140,888

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

As a result of their memberships in either the Federal Home Loan Bank (“FHLB”) of Des Moines or Chicago, the subsidiary banks have the ability to borrow funds for short or long-term purposes under a variety of programs. FHLB advances are utilized for loan matching as a hedge against the possibility of rising interest rates, and when these advances provide a less costly or more readily available source of funds than customer deposits. FHLB advances decreased slightly by $4.6 million, or 2%, during the third quarter of 2013. Since December 31, 2012, the Company’s FHLB advances are up slightly by $3.0 million, or 1%. CNB did not have any FHLB advances as of September 30, 2013.

Other borrowings consist largely of structured repos which are utilized as an alternative funding source to FHLB advances and customer deposits. CNB did not have any structured repos as of September 30, 2013. The table below presents the composition of the Company’s other borrowings.

	As of
	September 30, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands)
Structured repos	$130,000	$130,000	$130,000
Term note	10,000	-	-
364-day revolving note	-	5,600	5,600
Series A subordinated notes	2,646	2,640	2,638
	$142,646	$138,240	$138,238

In order to fund the cash portion of the consideration for the acquisition and pay off the $3.95 million of Community National term debt at acquisition, the Company borrowed $4.4 million on its 364-day revolving note. The outstanding balance on the 364-day revolving note totaled $10.0 million until maturity at June 26, 2013. Upon maturity, the credit facility was restructured whereby the $10.0 million of outstanding debt was restructured into a secured 3-year term note with principal due quarterly and interest due monthly where the interest is calculated at the effective LIBOR rate plus 3.00% per annum (3.18% at September 30, 2013). Additionally, as part of the restructuring, the Company maintained a secured 364-day revolving credit note with availability of $10.0 million where the interest is calculated at the effective LIBOR rate plus 2.50% per annum. At September 30, 2013, the Company had not borrowed on this revolving credit note and had the full amount available.

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

	September 30, 2013		December 31, 2012
Maturity:	Amount Due	Weighted Average Interest Rate at Quarter-End	Amount Due	Weighted Average Interest Rate at Year-End
Year ending December 31:	(dollar amounts in thousands)

2013	$18,500	1.07%	$34,508	1.29%
2014	72,380	1.75	39,170	2.88
2015	36,000	2.22	66,000	2.59
2016	63,454	3.91	85,992	3.72
2017	48,075	3.57	46,000	3.70
Thereafter	160,042	3.28	106,000	3.66
Total Wholesale Funding	$398,451	2.89	$377,670	3.20

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

OTHER LIABILITIES. In April 2011, CNB was named as one of 36 co-defendants in a complaint alleging unjust enrichment relating to participation loans originated, sold and repaid in a fraudulent scheme perpetuated by a loan broker. Some of the co-defendants have settled the claims. CNB has not settled the claims and, using all available information, including the settlement amounts of many of the initial co-defendants, CNB’s management recorded a contingent liability of $1,028,000 which was assumed by the Company upon acquisition of CNB and is included in other liabilities on the Company’s balance sheet.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

STOCKHOLDERS’ EQUITY. The table below presents the composition of the Company’s stockholders’ equity, including the common and preferred equity components.

	As of
	September 30, 2013		December 31, 2012		September 30, 2012
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Common stock	$5,932		$5,039		$4,984
Additional paid in capital - common	38,716		25,804		25,234
Retained earnings	61,787		53,327		51,078
Accumulated other comprehensive income (loss)	(10,039)		4,707		6,122
Noncontrolling interests	-		-		146
Less: Treasury stock	(1,606)		(1,606)		(1,606)
Total common stockholders' equity	94,790	64%	87,271	62%	85,958	62%

Preferred stock	55		55		55
Additional paid in capital - preferred	53,108		53,108		53,108
Total preferred stockholders' equity	53,163	36%	53,163	38%	53,163	38%

Total stockholders' equity	$147,953	100%	$140,434	100%	$139,121	100%

Tangible common equity (TCE)* / total tangible assets	3.56%		4.02%		4.09%
TCE/TA excluding accumulated other comprehensive income (loss)	3.96%		3.80%		3.78%

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

The following table presents the rollforward of stockholders’ equity for the three and nine months ended September 30, 2013 and 2012, respectively.

	For the quarter ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Beginning balance	$145,446	$139,322	$140,434	$144,433
Net income	3,812	3,185	11,122	9,861
Other comprehensive income (loss), net of tax	(818)	1,644	(14,746)	1,368
Preferred and common cash dividends declared	(811)	(811)	(2,663)	(2,875)
Issuance of 834,715 shares of common stock for acquisition of CNB, net	-	-	13,017	-
Redemption of 10,223 shares of Series F Preferred Stock	-	-	-	(10,223)
Purchase of noncontrolling interest	-	(4,527)	-	(4,527)
Other *	324	308	789	1,084
Ending balance	$147,953	$139,121	$147,953	$139,121

*Includes mostly common stock issued for options exercised and the employee stock purchase plans, as well as stock-based compensation.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table presents the details of the preferred stock issued and outstanding as of September 30, 2013.

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

As of September 30, 2013, the Company reported its QSBL in accordance with SBLF guidelines and calculated a net decline from the baseline of $64.6 million, or 11%. As a result, the Company’s dividend rate remains at 5% for the dividend payable January 1, 2014. The decline is primarily the result of the following:

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The Company monitors liquidity risk through contingency planning stress testing on a regular basis. The Company seeks to avoid over concentration of funding sources and to establish and maintain contingent funding facilities that can be drawn upon if normal funding sources become unavailable. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and federal funds sold, which totaled $122.8 million at September 30, 2013, and averaged $98.6 million during 2012 and $128.0 million during 2011. The Company’s on balance sheet liquidity position can fluctuate based on short-term activity in deposits and loans.

The subsidiary banks have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, FHLB advances, structured repos, brokered time deposits, lines of credit, borrowing at the Federal Reserve Discount Window, sales of securities available for sale, and loan/lease participations or sales. The Company also generates liquidity from the regular principal payments and prepayments made on its loan/lease portfolio, and on the regular monthly payments on its residential mortgage-backed securities portfolio. At September 30, 2013, the subsidiary banks had 32 lines of credit totaling $328.8 million, of which $35.3 million was secured and $293.5 million was unsecured. At September 30, 2013, $293.8 million was available as $35.0 million was utilized for short-term borrowing needs at QCBT. At December 31, 2012, the subsidiary banks had 31 lines of credit totaling $311.7 million, of which $52.7 million was secured and $259.0 million was unsecured. At December 31, 2012, $271.7 million was available as $40.0 million was utilized for short-term borrowing needs at QCBT. The Company has emphasized growing the number and amount of lines of credit in an effort to strengthen this contingent source of liquidity. Additionally, the Company restructured its credit facility during the second quarter of 2013. Previously, the Company had a single $20.0 million secured revolving credit note with variable interest rate and a maturity of June 27, 2013 with $14.4 million available as the note carried an outstanding balance of $5.6 million. To help fund the acquisition of Community National on May 13, 2013, the Company borrowed an additional $4.4 million on the revolving credit note bringing the total borrowed to $10.0 million. At maturity, the $10.0 million was converted to a secured term note with a variable interest rate and a maturity of June 27, 2016. The Company maintained a $10.0 million secured revolving credit note with a variable interest rate and a maturity of June 26, 2014.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Investing activities used cash of $145.4 million during the first nine months of 2013 compared to $77.3 million for the same period of 2012. Proceeds from calls, maturities, and paydowns of securities were $177.6 million for the first nine months of 2013 compared to $317.5 million for the same period of 2012. Purchases of securities used cash of $297.0 million for the first nine months of 2013 compared to $363.5 million for the same period of 2012. The net increase in loans/leases used cash of $65.7 million for the first three quarters of 2013 compared to $45.9 million for the same period of 2012. Net cash received from the Community National acquisition totaled $3.0 million in 2013.

Financing activities provided cash of $111.9 million for the first nine months of 2013 compared to $44.0 million for same period of 2012. Net increases in deposits totaled $112.7 million for the first nine months of 2013 compared to $137.8 million for the same period of 2012. During the first three quarters of 2012, the Company’s short-term borrowings decreased $72.6 million. Also, during 2012, the Company redeemed Series F Preferred Stock totaling $10.2 million.

Total cash provided by operating activities was $30.7million for the first nine months of 2013 compared to $20.8 million for the same period of 2012.

Throughout its history, the Company has secured additional capital through various resources, including the issuance of preferred stock (discussed above) and trust preferred securities. Trust preferred securities are reported on the Company’s balance sheet as liabilities, but currently qualify for treatment as regulatory capital.

The following table presents the details of the trust preferred securities issued and outstanding as of September 30, 2013.

Name	Date Issued	Amount Issued	Interest Rate	Interest Rate as of 9/30/2013	Interest Rate as of 12/31/2012

QCR Holdings Statutory Trust II	February 2004	$12,372,000	2.85% over 3-month LIBOR	3.12%	3.21%
QCR Holdings Statutory Trust III	February 2004	8,248,000	2.85% over 3-month LIBOR	3.12%	3.21%
QCR Holdings Statutory Trust IV	May 2005	5,155,000	1.80% over 3-month LIBOR	2.07%	2.14%
QCR Holdings Statutory Trust V	February 2006	10,310,000	1.55% over 3-month LIBOR	1.82%	1.89%
Community National Statutory Trust II	September 2004	3,093,000	2.17% over 3-month LIBOR	2.42%	N/A
Community National Statutory Trust III	March 2007	3,609,000	1.75% over 3-month LIBOR	2.00%	N/A
		$42,787,000	Weighted Average Rate	2.54%	2.68%

The Company assumed the trust preferred securities originally issued by Community National. As a result of acquisition accounting, the liabilities were recorded a fair value upon acquisition with the resulting discount (totaling $2.6 million) being accreted as interest expense on a level yield basis over the expected term. See Note 5 to the Consolidated Financial Statements for additional information regarding the Company’s trust preferred securities.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company (on a consolidated basis) and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and subsidiary banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, each as defined by regulation. Management believes, as of September 30, 2013 and December 31, 2012, that the Company and the subsidiary banks met all capital adequacy requirements to which they were subject.

Under the regulatory framework for prompt corrective action, to be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. The Company and the subsidiary banks’ actual capital amounts and ratios as of September 30, 2013 and December 31, 2012 are also presented in the following table (dollars in thousands). As of September 30, 2013 and December 31, 2012, the subsidiary banks met the requirements to be “well capitalized”.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2013:
Company:
Total risk-based capital	$215,224	12.25%	$140,571	>	8.0%	N/A		N/A
Tier 1 risk-based capital	190,410	10.84%	70,286	>	4.0	N/A		N/A
Leverage ratio	190,410	7.77%	97,985	>	4.0	N/A		N/A
Quad City Bank & Trust:
Total risk-based capital	$99,136	11.81%	$67,154	>	8.0%	$83,942	>	10.00%
Tier 1 risk-based capital	90,257	10.75%	33,577	>	4.0	50,365	>	6.00%
Leverage ratio	90,257	7.28%	49,603	>	4.0	62,003	>	5.00%
Cedar Rapids Bank & Trust:
Total risk-based capital	$58,283	12.41%	$37,560	>	8.0%	$46,950	>	10.00%
Tier 1 risk-based capital	52,391	11.16%	18,780	>	4.0	28,170	>	6.00%
Leverage ratio	52,391	8.39%	24,982	>	4.0	31,228	>	5.00%
Rockford Bank & Trust:
Total risk-based capital	$38,165	14.75%	$20,697	>	8.0%	$25,871	>	10.00%
Tier 1 risk-based capital	34,912	13.49%	10,349	>	4.0	15,523	>	6.00%
Leverage ratio	34,912	10.49%	13,311	>	4.0	16,639	>	5.00%
Community National Bank:
Total risk-based capital	$27,240	13.84%	$15,741	>	8.0%	$19,676	>	10.00%
Tier 1 risk-based capital	26,553	13.49%	7,871	>	4.0	11,806	>	6.00%
Leverage ratio	26,553	9.57%	11,096	>	4.0	13,870	>	5.00%

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

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change.  The Basel III Rules also permit smaller banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015.  Management is in the process of assessing the effect the Basel III Rules may have on the Company’s and the subsidiary banks’ capital positions and will monitor developments in this area. At present, management believes that its current capital structure and the execution of its existing capital plan will be more than sufficient to meet and exceed the revised regulatory capital ratios as required by the new Basel III Rules.

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

One method used to quantify interest rate risk is a short-term earnings at risk summary, which is a detailed and dynamic simulation model used to quantify the estimated exposure of net interest income to sustained interest rate changes. This simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest sensitive assets and liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis demonstrates net interest income exposure annually over a five-year horizon, assuming no balance sheet growth and various interest rate scenarios including no change in rates; 200, 300, 400, and 500 basis point upward shifts; and a 100 basis point downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. The model assumes parallel and pro rata shifts in interest rates over a twelve-month period for the 200 basis point upward shift and 100 basis point downward shift. For the 300 basis point upward shift, the model assumes an instantaneous and parallel upward shift in rates. For the 400 basis point upward shift, the model assumes a parallel and pro rata shift in interest rates over a twenty-four month period. For the 500 basis point upward shift, the model assumes a flattening and pro rata shift in interest rates over a twelve-month period where the short-end of the yield curve shifts upward greater than the long-end of the yield curve. The asset/liability management committee of the board of directors has established policy limits of a 10% decline in net interest income for the 200 basis point upward shift and the 300 basis point upward shock as well as the 100 basis point downward shift.

Part I

Item 3

QUANTITATIVE AND QUALITATVE DISCLOSURES ABOUT MARKET RISK

Application of the simulation model analysis at the most recent quarter-end available is presented in the following table. Please note the simulation model analysis as of September 30, 2013 is not yet available.

	NET INTEREST INCOME EXPOSURE in YEAR 1
INTEREST RATE SCENARIO	As of June 30, 2013	As of December 31, 2012	As of December 31, 2011

100 basis point downward shift	-1.1%	-1.5%	-1.5%
200 basis point upward shift	-4.1%	-0.9%	-3.1%
300 basis point upward shock	-8.0%	0.8%	-4.2%

The simulation is within the board-established policy limit of a 10% decline in net interest income for all three scenarios.

Interest rate risk is considered to be one of the most significant market risks affecting the Company. For that reason, the Company engages the assistance of a national consulting firm and its risk management system to monitor and control the Company’s interest rate risk exposure. The Company’s management pays close attention to the simulation model and works closely with the national consulting firm to determine the appropriate assumptions to use and how best to manage the Company’s balance sheet using the model output. The Company’s management team discusses interest rate risk at weekly asset-liability management team meetings and continually strategizes how best to maximize the Company’s balance sheet while minimizes interest rate and other risks.

Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

Part I

Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and September 30, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and September 30, 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QCR HOLDINGS, INC.

(Registrant)

Date	November 14, 2013	/s/ Douglas M. Hultquist
Douglas M. Hultquist, President
Chief Executive Officer

Date	November 14, 2013	/s/ Todd A. Gipple
Todd A. Gipple, Executive Vice President
Chief Operating Officer
Chief Financial Officer

Date	November 14, 2013	/s/ John R. Oakes
John R. Oakes, Vice President
Controller
Director of Financial Reporting
Principal Accounting Officer